Form 10-K
period 1993-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 1994-03-18
CIK 34903

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                                     FORM 10-K
        For Fiscal Year Ended: December 31, 1993 Commission File No.1-7533

                          FEDERAL REALTY INVESTMENT TRUST
              (Exact name of registrant as specified in its charter)

                  District of Columbia               52-0782497
                         (State or other jurisdiction of   (I.R.S. Employer
                         incorporation or organization)   identification No.)

              4800 Hampden Lane, Suite 500, Bethesda, Maryland  20814
              (Address of principal executive offices)     (Zip Code)

                                   (301) 652-3360
               (Registrant's telephone number, including area code)

            Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
   Title of Each Class                       on Which Registered
   Common Shares of Beneficial Interest      New York Stock Exchange
   Common Stock Purchase Rights              New York Stock Exchange
   Preferred Shares of Beneficial Interest * New York Stock Exchange
   Senior Securities  *                      New York Stock Exchange
   Subordinated Securities  *                New York Stock Exchange
          * None issued, registered pursuant to a shelf registration

   Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes   x    No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
   [ ]
     At March 8, 1994, the aggregate market value of Common Shares of Beneficial Interest of Federal Realty Investment Trust held by nonaffiliates was $803 million based upon the closing price of such Shares on the New York Stock Exchange.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock.

   Class                                Outstanding at March 8, 1994
   Common Shares of Beneficial Interest     28,092,030

                        DOCUMENTS INCORPORATED BY REFERENCE



   PART III

     Portions of the Trust's Proxy Statement in connection with its Annual Meeting to be held on May 4, 1994 (hereinafter called "1994 Proxy Statement").






     The Exhibit Index for this report is found on page 23.
     This report, including Exhibits, contains 97 pages.

                                    PART I & II

   Item 1. Business

     Federal Realty Investment Trust is an owner, operator and redeveloper of community and neighborhood shopping centers. The Trust is a self-administered real estate investment trust, founded in 1962. Since January 1989, the Trust has been managing, leasing, and supervising renovations of most of its properties.

     The Trust operates in a manner intended to enable it to qualify as a real estate investment trust (REIT) under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. The Trust intends to continue to qualify and to distribute substantially all of its taxable income to its shareholders. Therefore, no provision for Federal income taxes is required.

     The Trust's real estate portfolio has increased from 42 properties as of January 1989 to 49 properties as of December 31, 1993. During this five year period the Trust acquired 11 shopping centers, containing approximately
   2.5 million square feet, at a cost of $196.0 million and sold four shopping centers containing 692,000 square feet. During this same period the Trust spent over $130 million to renovate, expand and improve its properties. Two of the 11 shopping centers acquired during the last five years were acquired under capital leases with an original recorded value of $34.0 million; one was acquired subject to a $2.5 million mortgage and the remainder were acquired with cash. This growth was financed primarily through borrowings and equity offerings, since each year the Trust has distributed all or the majority of its cash provided by operating activities to its shareholders.

     At December 31, 1993 the Trust owned or had a leasehold interest in 47 community and neighborhood shopping centers and one air-conditioned partially enclosed mall. These 48 shopping centers contain in the aggregate approximately 10.6 million net rentable square feet. The Trust's shopping centers usually feature supermarket, drug or discount department store chains. There are approximately 1,500 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers. Fourteen of the shopping centers are located in the Maryland and Virginia suburbs of Washington, D.C., eleven are in Pennsylvania, nine are in New Jersey, three are in Virginia, two are in the Baltimore, Maryland suburbs, two are in Illinois and the remainder are in North Carolina, Michigan, Georgia, New York, Tennessee, Louisiana and Massachusetts. The Trust also owns one apartment development located in Silver Spring, Maryland, containing 282 units. No single property or tenant accounts for more than 10% of the Trust's revenues.

     An important part of the Trust's investment strategy has been and is to acquire older, well-located shopping centers and enhance their revenue potential through a program of renovation, re-leasing and re-merchandising. In addition the Trust is currently seeking to acquire sites to develop new shopping centers. The Trust's policy is to execute tenant leases which provide for additional rent based upon tenant sales revenue and annual rent escalations. Tenants are typically required to pay their proportionate share of on-site operating expenses and real estate taxes. During the years ended December 31, 1993, 1992, and 1991, shopping centers have contributed 94%, 92% and 93%, respectively, of the Trust's total revenue.

     The Trust intends to continue to invest substantially all of its assets in shopping centers. The Trust is currently limited to investing east of the Mississippi River; to change this limitation requires Trustee approval. Investments are not required to be based on specific allocation by type of property. The extent to which the Trust may mortgage or otherwise finance investments varies with the investment involved and the economic climate.

     The success of the Trust depends upon, among other factors, the trends of the economy, construction costs, retailing trends, income tax laws, increases or decreases in operating expenses, governmental regulations, population trends, zoning laws, legislation and the ability of the Trust to keep its properties leased at profitable levels. The Trust competes for tenants with other real estate owners and the Trust's properties account for only a small fraction of the shopping centers available for lease. The

   Trust competes for investment opportunities and mortgage financing with individuals, partnerships, corporations, financial institutions, life insurance companies, pension funds and trust funds. The Trust engages in a continuing program to identify desirable properties on which offers to acquire are made from time to time. Similarly, the Trust regularly reviews its portfolio and from time to time considers the sale of certain of its properties.

     Investments in real property create a potential for environmental liability on the part of the current and previous owners of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any properties, the owner or operator of the property may be held liable for costs and liabilities relating to such hazardous substances. The Trust's current policy is to obtain an environmental study on each property it seeks to acquire. On recent acquisitions, any substances identified prior to closing which present an immediate environmental hazard have been or are in the process of remediation. Costs related to the abatement of asbestos which increase the value of Trust properties are capitalized. Other costs are expensed. In 1993 approximately $1.5 million, of which $1.0 was capitalized abatement costs, was spent on environmental matters. The Trust has budgeted a range of $1.5 million to $2.7 million for 1994 for environmental matters, a majority of which is projected for asbestos abatement. (See Note 4 of Notes to Consolidated Financial Statements.)

   Current Developments

     The Trust believes that now is an opportune time to acquire shopping centers. The credit environment for real estate companies has improved and with the recent recession ended, the Trust expects an increased demand for retail space. During 1992 and 1993 in order to improve its capital structure and to finance the expansion its real estate portfolio, the Trust raised equity and debt. The Trust took advantage of the favorable interest rate environment in 1993 by replacing higher rate debt with lower rate debt and replaced near term maturing debt with longer term debt. As a result of these transactions, the Trust's debt to equity ratio has dropped to 1.28 to 1 as of December 31, 1993.

     In April 1993 the Trust sold 2.8 million shares of beneficial interest ("shares") in a public offering, raising net proceeds of $72.8 million. In December 1993 another 220,000 shares were issued for $5.4 million in a private placement in connection with the long term lease of a property.

     The Trust called its 8 3/4% convertible subordinated debentures and its 8.65% Senior Notes for redemption in 1993. The Trust redeemed $173,000 principal amount of the 8 3/4% debentures at a price of $1017.50 per debenture on March 15; the balance of the debentures that had been outstanding, or $2.2 million, were converted to shares. The Senior Notes were redeemed on May 14, 1993 at a price of $1010 per Note for a total redemption price of $50.5 million.

     During 1993 the Trust purchased $3.7 million of its 5 1/4% convertible subordinated debentures due 2002, so that at December 31, 1993 there was $40.2 million of the original $100.0 million outstanding.

     In October 1993 the Trust took advantage of favorable financing rates and issued in Europe $75.0 million of 5 1/4% convertible subordinated debentures, raising cash proceeds of approximately $73.0 million. The debentures, which mature in 2003, are convertible into shares at $36 per share.

     During 1993 the Trust prepaid $34.9 million of mortgage obligations whose interest rates were higher than current rates.

     The Trust acquired seven shopping centers in 1993. Pan Am Shopping Center in Fairfax, Virginia was acquired for $21.6 million in cash; Gaithersburg Square in Gaithersburg, Maryland was purchased for $11.0 million in cash and the assumption of a $2.0 million liability which is the estimated cost to remediate certain preexisting environmental issues; Quince Orchard Plaza in Gaithersburg, Maryland and its adjoining office building were purchased for $10.9 million in cash and the assumption of a liability of approximately $250,000; Crossroads Shopping Center in Highland Park, Illinois was purchased for $16.2 million in cash; Bala Cynwyd Shopping Center in suburban Philadelphia, Pennsylvania was purchased for $17.0 million in cash; Dedham Plaza in Dedham, Massachusetts was purchased for $25.0 million in cash and the assumption of a $250,000 liability to remediate existing environmental issues; and the leasehold interest in Bethesda Row in Bethesda, Maryland was acquired with $6.2 million in cash.

     The Trust continued its strategy of renovating, expanding and reconfiguring its centers in 1993, spending approximately $34.3 million. These improvements included $6.5 million to purchase and renovate a department store building at The Shops at Willow Lawn, $4.6 million to begin renovation and retenanting of Ellisburg Circle, $1.5 million for the first phase of the redevelopment at Huntington Shopping Center, and $2.3 million to begin the renovation and retenanting of Troy Shopping Center.

     At December 31, 1993 the Trust had 178 full-time employees.

   Item 2. Properties

   Shopping Centers

   The following table sets  forth information concerning each shopping  center in which the Trust  owns an equity interest or has a leasehold interest as of December 31, 1993. Except as otherwise noted, shopping centers are 100% owned in fee by the Trust.

                           Year      Year    Square Feet   Number of  Acres   Occupancy  Principal  Tenants
                        Completed  Acquired      (1)        Tenants              (1)

    Allwood                1958      1988       52,000         8        5        97%         Grand Union
     Clifton, N.J. (2)                                                                       Mandee Shop
    Andorra                1953      1988      252,000        46        23       98%        Acme Markets
     Philadelphia, PA                                                                      Andorra Theater
    (3)                                                                                        Clover

    Bala Cynwyd            1955      1993      228,000        26        22       94%        Lord & Taylor
     Bala Cynwyd, PA                                                                        Olive Garden

    Barracks Road          1958      1985      450,000        83        39       99%           Rose's
    Charlottesville,                                                                           Safeway
    VA (3)                                                                                The Grocery Store
    Bethesda Row           1991      1993      223,000        64        8        94%         Giant Food
    Bethesda, MD                                                                           Giant Pharmacy
    (2)(6)

    Blue Star              1959      1988      398,000        32        55      100%           Caldor
    Watchung, N.J. (2)                                                                        Shop Rite
                                                                                              Toys R Us
    Brainerd Village       1960      1987      216,000        26        20       68%        Office Depot
    Chattanooga, TN                                                                            50 Off



                           Year      Year    Square Feet   Number of  Acres   Occupancy  Principal  Tenants
                        Completed  Acquired      (1)        Tenants              (1)

    Brick Plaza            1958      1989      314,000        34        42      100%       A&P Supermarket
     Brick Township,                                                                         Steinbach's
    N.J. (2)
    Brunswick              1957      1988      261,000        23        22      100%           Caldor
     North Brunswick,                                                                        Grand Union
    N.J. (2)

    Clifton                1959      1988       80,000        14        8       100%        Acme Markets
     Clifton, N.J. (2)                                                                      Channel Home

    Congressional          1965      1965      247,000        36        22       72%        Fresh Fields
    Plaza                                                                                   Tower Records
    Rockville, MD (4)
    Crossroads             1959      1993      197,000        30        15       97%        Gold Standard
     Highlands Park,                                                                           Liquors
    IL                                                                                         TJ Maxx

    Dedham                 1959      1993      255,000        38        18       99%            Ames
     Dedham, MA                                                                             Workout Plus
    Eastgate               1963      1986      159,000        33        17       98%          Food Lion
     Chapel Hill, N.C.                                                                     Southern Season

    Ellisburg Circle       1959      1992      255,000        34        27       98%       Ross Dress for
     Cherry Hill, N.J.                                                                          Less
                                                                                              Shop Rite

    Falls Plaza            1962      1967       67,000        10        6       100%         Giant Food
     Falls Church, VA                                                                       Peoples Drug
    Feasterville           1958      1980       98,000        16        12       96%        Eric Theater
     Feasterville, PA                                                                     Genuardi Markets
    (2)                                                                                       Officemax



                           Year      Year    Square Feet   Number of  Acres   Occupancy  Principal  Tenants
                        Completed  Acquired      (1)        Tenants              (1)

    Federal Plaza          1970      1989      243,000        40        18       98%     Bed, Bath & Beyond
     Rockville, MD                                                                            Comp USA
                                                                                              T.J. Maxx
    Flourtown              1957      1980      106,000        21        15       98%        Channel Home
     Flourtown, PA                                                                        Genuardi Markets

    Gaithersburg           1966      1993      162,000        34        17       88%        Peoples Drug
    Square                                                                                 Superfresh Food
    Gaithersburg, MD                                                                           Markets

    Governor Plaza         1963      1985      269,000        21        26       97%       Frank's Nursery
     Glen Burnie, MD                                                                        Office Depot
    (3)                                                                                         Syms
    Hamilton               1961      1988      180,000        14        18      100%          Shop Rite
     Hamilton, N.J.                                                                      Steven's Furniture
    (2)

    Huntington             1962      1988      275,000        13        21      100%        Bed, Bath and
     Huntington, N.Y.                                                                          Beyond
    (2)                                                                                       Service
                                                                                             Merchandise
                                                                                              Toys R Us
    Lancaster              1958      1980      106,000        17        11       93%         Giant Eagle
     Lancaster, PA (2)

    Langhorne Square       1966      1985      189,000        32        21       98%        Luxury Linens
     Levittown, PA                                                                            Marshalls

    Laurel Centre          1956      1986      379,000        61        26       95%         Giant Food
     Laurel, MD                                                                               Marshalls
                                                                                              Toys R US



                           Year      Year    Square Feet   Number of  Acres   Occupancy  Principal  Tenants
                        Completed  Acquired      (1)        Tenants              (1)

    Lawrence Park          1972      1980      334,000        41        28       98%        Acme Markets
     Broomall, PA (2)                                                                       Best Products
                                                                                         Rickel Home Center
    Loehmann's Plaza       1971      1983      245,000        47        18       95%         Holiday Spa
     Fairfax County,                                                                       Linens N Things
    VA (7)

    Mid-Pike Plaza         1963      1982      301,000        23        20      100%            Syms
     Rockville, MD (2)                                                                        Toys R Us

    North City Plaza       1972      1987      111,000        13        26       92%          Joseph's
    (5)                                                                                      Supermarket
     New Castle, PA                                                                            K-Mart
    Northeast              1959      1983      303,000        37        19       96%       Burlington Coat
     Philadelphia, PA                                                                          Factory
    (2)                                                                                       Marshalls

    Northeast Plaza        1952      1986      446,000        47        44       92%           Publix
     Atlanta, GA                                                                          Levitz Furniture
    Old Keene Mill         1968      1976       92,000        21        11       95%        Fresh Fields
     Springfield, VA                                                                          Sassafras

    Pan Am                 1979      1993      218,000        27        25       91%        Micro Center
     Fairfax, VA                                                                               Safeway

    Perring Plaza          1963      1985      413,000        14        27       96%         Home Depot
     Baltimore, MD (3)                                                                       Metro Foods
    Quince Orchard         1975      1993      241,000        31        16       91%        Circuit City
     Gaithersburg, MD                                                                        M J Design
    (6)                                                                                  U.S. Department of
                                                                                               Energy



                           Year      Year    Square Feet   Number of  Acres   Occupancy  Principal  Tenants
                        Completed  Acquired      (1)        Tenants              (1)

    Roseville              1964      1973      140,000         3        20      100%     F & M Distributors
     Roseville, MI                                                                           Handy Andy
    Rutgers                1973      1988      217,000        21        27      100%          Foodtown
     Franklin, N.J.                                                                            K-Mart
    (2)

    Shillington            1956      1980       74,000        20        8        81%      Homestyle Buffet
     Shillington, PA                                                                          Rite Aid
    (2)

    Town & Country         1968      1973      236,000        25        19      100%       Burlington Coat
     Springfield, IL                                                                           Factory
                                                                                           National Super
                                                                                               Market
    Town & Country         1974      1990      214,000        35        26       81%          Weiner's
     Hammond, La (6)                                                                      Department Store
                                                                                             Winn-Dixie

    Troy                   1966      1980      205,000        19        19       97%          Comp USA
     Parsippany-Troy,                                                                          K-Mart
    N.J. (2)                                                                                  Pathmark
    Tysons Station         1954      1978       50,000        15        4       100%       Linens N Things
     Falls Church, VA                                                                         Sassafras

    West Falls             1960      1972       60,000        15        5       100%           Staples
     Falls Church, VA

    Wildwood               1958      1969       84,000        32        13      100%        Peoples Drug
     Bethesda, MD                                                                           Sutton Place
                                                                                               Gourmet




                           Year      Year    Square Feet   Number of  Acres   Occupancy  Principal  Tenants
                        Completed  Acquired      (1)        Tenants              (1)

    Willimsburg            1961      1986      239,000        37        21       96%          Food Lion
     Williamsburg, VA                                                                          Peebles
                                                                                               Rose's
    Willow Grove           1953      1984      220,000        32        14      100%          Marshalls
    Shopping Center                                                                           Toys R Us
     Willow Grove, PA

    The Shops at           1957      1983      451,000        106       37       95%          Leggetts
    Willow Lawn                                                                              J.C. Penney
     Richmond, VA (6)



   (1)    Occupancy is expressed as  a percentage of rentable square feet and  includes square feet covered by leases for stores not yet opened.
   (2)    The Trust has a leasehold interest in this property.
   (3)    The Trust owns a 99.9% partnership interest in this center.
   (4)    The Trust owns a 49% equity interest in this center.
   (5)    The Trust owns an 88% partnership interest in this center.
   (6)    The Trust owns this property subject to a ground lease.
   (7)    The Trust has a 1% general partnership interest and manages the partnership.  A 99% interest  was sold to a limited partner.

   Apartments

   The following table sets forth  information concerning the Trust's apartment development  as of December
   31, 1993 which is 100% owned by the Trust in fee.  This development is not subject to rent control.







    Property                     Year       Year                          Eff. and
                              Completed   Acquired  Acres   1-BR   2-BR     3-BR     Total   Occupancy

    Rollingwood                  1960       1971      14     58    163       61       282       95%
     Silver Spring, MD
    9 three-story buildings


   Item 3.     Legal Proceedings.

     None

   Item 4.     Submission of Matters to a Vote of Security Holders

     None


   Item 5.     Market  for Registrant's  Common Equity and  Related Stockholder
               Matters.


   Market Quotations

                                                    Dividends
        Quarter ended            High       Low        Paid

        December 31, 1993       $29 7/8    $24 1/8    $.39
        September 30, 1993       30 1/4     25 1/2     .385
        June 30, 1993            28 7/8     24 3/4     .385
        March 31, 1993           29         23 7/8     .385

        December 31, 1992       $25 1/4    $22        $.385
        September 30, 1992       25         21 3/8     .38
        June 30, 1992            21 3/4     20         .38
        March 31, 1992           22 1/2     18 3/4     .38

        The number of holders of record for Federal Realty's shares of beneficial interest at December 31, 1993 was 4,564.

        Dividends declared per quarter during the last two fiscal years were as follows:

        Quarter Ended           1993       1992

        March 31                $.385      $.38
        June 30                  .385      $.38
        September 30             .39       $.385
        December 31              .39       $.385

        The Trust's common shares of beneficial interest are listed on the New York Stock Exchange.


   Item 6.                      Selected Financial Data.


   In thousands, except per share data

                              Year ended December 31,

                            1993      1992      1991      1990     1989
   ____________________________________________________________________________

   Operating Data
    Rental Income        $105,948  $89,971    $88,350   $80,698   $72,771
    Income before gain
      on sale of real
      estate and extra-
      ordinary item        16,114    6,987      4,324     4,894     4,782
    Gain on sale of real
      estate                ---      2,501         61       947     7,215
    Extraordinary item -
      gain (loss) on early
      extinguishment of
      debt                  2,016      (58)       415      ---      ---
    Net income             18,130     9,430     4,800     5,841    11,997
    Funds from Operations  41,489    30,020    26,246    23,985    20,956
    Dividends declared     42,021    36,306    25,771    24,048    20,440
    Weighted average
      number of shares
      outstanding          27,009    22,767    17,304    16,695    14,672

   Per share:
    Net income                .67       .41       .28       .35       .82
    Dividends declared       1.55      1.53      1.50      1.44      1.38

   ____________________________________________________________________________

   Balance Sheet Data
    Real estate at cost  $758,088  $598,867  $566,056  $555,879  $514,552
   Total assets           690,943   603,811   566,062   553,396   565,779
   Mortgage and capital
    lease obligations     218,545   245,694   225,859   203,287   204,616
   Notes payable           30,519     6,117    11,665    31,222    29,357
    Senior notes             ---     50,000    50,000    50,000    50,000
   8 3/4% convertible
    subordinated
    debentures               ---      2,371     4,338     4,576     5,630
   5 1/4% convertible
    subordinated
    debentures due 2002    40,167    43,847    87,665   100,000   100,000
   5 1/4% convertible
    subordinated
    debentures due 2003    75,000     ---       ---       ---       ---
   Shareholders' equity   284,199   222,878   151,480   129,346   146,114
    Number of shares
      outstanding          28,018    24,718    19,687    16,716    16,642

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Liquidity and Capital Resources

        Federal Realty meets its liquidity requirements through net cash provided by operating activities, long-term borrowing through debt offerings and mortgages, medium and short-term borrowing under lines of credit, and equity offerings. Because all or a significant portion of the Trust's net cash provided by operating activities is distributed to shareholders, capital outlays for property acquisitions, renovation projects and debt repayments require funding from borrowing or equity offerings.

        In order to improve its capital structure and to finance and expand its real estate portfolio, the Trust raised equity and debt during 1992 and 1993. The Trust took advantage of the favorable interest rate environment by replacing higher rate debt with lower rate debt and replaced near term maturing debt with longer term debt. Equity has increased to $284.2 million at December 1993, while total debt was $364.2 million at December 31, 1993. The Trust's debt to equity ratio has consequently dropped from 2.5 to 1 at December 31, 1991 to 1.28 to 1 at December 31, 1993.

        In June 1992 the Trust sold 3.4 million common shares of beneficial interest ("shares") in a public offering, raising net proceeds of $66.5 million. In April 1993 another 2.8 million shares were issued in a public offering, netting proceeds of $72.8 million. In December 1993 another 220,000 shares were issued for $5.4 million in a private placement in connection with the long-term lease of a property.

        In March 1992 the Trust exchanged $22.6 million principal amount of its 5 1/4% convertible subordinated debentures due 2002 for 1.3 million shares. Another $21.2 million principal amount of these debentures were retired in
   1992 when they were repurchased by the Trust with proceeds from the public offerings. The Trust purchased an additional $3.7 million of these debentures in 1993, so that at December 31, 1993 there was $40.2 million of the original $100.0 million outstanding.

        The Trust called its 8 3/4% convertible subordinated debentures and its 8.65% Senior Notes for redemption in 1993. The Trust redeemed $173,000 principal amount of the 8 3/4% debentures at a price of $1017.50 per debenture on March 15; the balance of the debentures that had been outstanding or $2.2 million were converted into shares. The Senior Notes were redeemed on May 14, at a price of $1010 per note for a total redemption price of $50.5 million.

        In October 1993 the Trust took advantage of favorable financing rates and issued in Europe $75.0 million of 5 1/4% convertible subordinated debentures, realizing cash proceeds of approximately $73.0 million. The debentures, which mature in 2003, are convertible into shares at $36 per share. The debentures are redeemable by the Trust, in whole, at any time after October 28, 1998 at 100% of the principal amount plus accrued interest.

         The Trust placed a $30.0 million mortgage on Federal Plaza in 1992; the mortgage bears interest beginning at 8 1/4%, resetting every three years, and matures in 2001. During 1992 the Trust prepaid $6.3 million of mortgage obligations and then in 1993 the Trust prepaid another $34.9 million of mortgage obligations; the interest rates on these mortgages were higher than current rates.

        At December 31, 1993 the Trust had $70.0 million of unsecured medium-term revolving credit facilities with three banks. All three facilities require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. The Trust uses these facilities to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. The maximum drawn under these facilities during 1993 was $64.1 million; at December 31, 1993 the Trust had $24.4 million outstanding under these facilities. The average weighted interest rate on borrowings during 1993 on these facilities was 4.2%. These medium term facilities replace a $20.0 million unsecured line of credit which was available at December 1992. The increase in the Trust's revolving credit facilities are indicative of the improvement since 1991 in the credit environment. The Trust obtained an additional unsecured revolving credit facility of $15.0 million in February 1994, bringing its total availability to $85.0 million.

        In February 1994 the Trust borrowed $22.5 million, which was used to pay down the December 1993 balances on the revolving credit facilities. The loan, which is secured by the Northeast Plaza Shopping Center, bears interest at 150 basis points over LIBOR, the London Interbank Offered Rate, and is due on January 31, 1995.

        In June 1993 Standard and Poor's raised the ratings on the Trust's subordinated convertible debentures from BBB- to BBB, reflecting the successful results of the Trust's restructuring of its debt and increasing of its equity. In September 1993 Moody's Investors Service also upgraded the Trust's subordinated debt, from Ba1 to Baa2.

        The Trust's long term debt has varying maturity dates and in a number of instances includes balloon payments or other contractual provisions that could require significant repayments during a particular period. The earliest balloon repayment is in April 1994, when the holders of the Trust's 5 1/4% convertible subordinated debentures due 2002 may require the Trust to redeem the notes for $48.2 million (120% of the principal amount). The next balloon repayment is in 1998 when approximately $41.3 million of mortgages are due.

        Major expenditures of capital by the Trust during 1993 included the following: (1) $101.8 million to acquire six shopping centers; (2) $6.2 million incurred in connection with the long term lease of a seventh shopping center; (3) $32.5 million to prepay mortgages; (4) $50.5 million to redeem the Senior Notes; (5) $4.6 million to redeem portions of the convertible subordinated debt; and (6) $34.3 million in improvements to properties. These improvements included $6.5 million to purchase and renovate a department store building at The Shops at Willow Lawn, $4.6 million to begin renovation and retenanting of Ellisburg Circle Shopping Center, $1.5 million for the first phase of the redevelopment at Huntington Shopping Center, $2.3 million to begin the renovation and retenanting at Troy Shopping Center and $9.5 million in tenant work. Cash requirements for these expenditures were met by the net proceeds of the recent equity and debt offerings and from borrowings on the revolving credit facilities.

        Major expenditures of capital by the Trust during 1992 included the following: (1) $15.3 million to purchase Ellisburg Circle Shopping Center;
   (2) $9.1 million to purchase the land underlying Wildwood Shopping Center which had been subject to a long term ground lease; (3) $8.5 million to repay short term borrowings; (4) $23.6 million to repurchase 5 1/4% convertible subordinated debentures due 2002; (5) $8.0 million to prepay mortgages; and (6) $15.2 million in improvements to properties. Cash requirements for these expenditures were met by the net proceeds from the sale of Sargent Road and 25th Street Shopping Centers, the net proceeds from the mortgage on Federal Plaza and the proceeds of public offerings.

        The Trust has budgeted $49.0 million for capital improvements to its properties in 1994. These improvements include: (1) $14.0 million to begin the renovation and redevelopment of Congressional Plaza; (2) $4.0 million to begin renovation at Brick Plaza; (3) $6.0 million to begin renovation of Gaithersburg Square; and (4) approximately $9.0 million for tenant work. In addition the Trust has budgeted $48.2 million to redeem the 5 1/4% convertible subordinated debentures due 2002, which the noteholders may require the Trust to redeem in April 1994, and $4.1 million to exercise an option to purchase the land at Northeast Shopping Center in December 1994. These expenditures will be paid from proceeds from borrowings under its medium-term revolving credit facilities and from the issuance of long term debt or equity. In preparation for the future issuance of such long term debt or equity, the Trust filed a shelf registration statement with the Securities and Exchange Commission, which became effective in December 1993, under which up to $300 million of debt securities, preferred shares or common shares may be issued.

        The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust has filed a complaint in the Tax Court of New Jersey contesting the assessment since the Trust believes that it is entitled to the deduction. At this time, the outcome of this matter is unknown.

        The North Carolina Department of the Environment, Health and Natural Resources issued a Notice of Violation ("NOV") against a dry cleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. An agreement is being drawn with two previous owners of the shopping center to share the costs to remediate. The Trust has recorded a liability of $120,000 as its estimated share of the cleanup costs.

        Contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at two other properties. In each case, the contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of these situations is preliminary and it is impossible to estimate the range of remediation costs, if any.

        The Trust reserved at closing $2.25 million for environmental issues principally associated with the recently acquired Gaithersburg Square. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust for certain third party claims and government requirements related to contamination at adjacent properties.

        Management believes that the combination of cash available at December 31, 1993, the revolving credit facilities, and the unencumbered value of the Trust's properties provide the Trust with adequate capital resources and liquidity for operating purposes in the near future. The Trust, however, continues to renovate its existing centers and seeks to acquire more shopping centers. The Trust will need to raise equity or issue additional debt in order to fund its planned renovations in 1994 and to purchase any additional shopping centers. The Trust believes that it has the ability to raise this needed capital through the offering of equity and debt securities so that it may pursue its growth plans as well as to meet its longer term capital and debt financing needs, including scheduled loan payments and contractual repayment obligations.


        Results of Operations

        Funds  from  operations is  defined as  income before  depreciation and amortization and extraordinary items less gains on sale of real estate. Management believes that funds from operations is an appropriate supplemental measure of the Trust's operating performance because it believes that reductions for depreciation and amortization charges are not meaningful in evaluating income-producing real estate, which have historically been appreciating assets. The Trust acquires, evaluates and sells income-producing properties based upon operating income without taking into account property depreciation and amortization charges and utilizes funds from operations, together with other factors in setting shareholder distribution levels. Gains on sale of real estate and extraordinary items are also excluded from this supplemental measure of performance because such amounts are not part of the ongoing operations of the Trust's portfolio. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

        Funds from operations increased 38% in 1993 to $41.5 million from $30.0
   million  in 1992.   Funds  from operations  increased 14%  in 1992  to $30.0
   million from $26.2 million in 1991.

        The Trust's shopping center leases generally provide for minimum rents, with periodic increases. Most shopping center tenants pay a majority of on-site operating expenses. Many leases also contain a percentage rent clause which calls for additional rents based on tenant sales, so that at a given sales volume if prices increase, so does rental income. These features in the Trust leases reduce the Trust's exposure to higher costs caused by inflation, although inflation has not been significant in recent years.

        Rental income, which consists of minimum rent, percentage rent, and cost recoveries, increased from $90.0 million in 1992 to $105.9 million in 1993. If centers acquired and sold in 1992 and 1993 are excluded, rental income increased 8.8% from $88.5 million in 1992 to $96.3 million in 1993.
   Perring  Plaza, whose  redevelopment  was  completed  late  in  1992,    and
   Huntington Shopping Center, whose first phase of retenanting and redevelopment was completed in 1993, contributed 39% of this increase. Rental income increased from $88.4 million in 1991 to $90.0 million in 1992; if centers acquired and sold in 1992 and 1991 are excluded, rental income increased 3.5% from $85.5 million to $88.8 million.

        Minimum rents increased from $66.9 million in 1991 to $68.8 million in 1992 to $81.3 million in 1993. If centers acquired and sold during these years are excluded, minimum rents increased from $64.7 million in 1991 to $67.8 million in 1992 to $73.6 million in 1993. Forty-eight percent of the increase from 1992 to 1993 was contributed by Perring Plaza and Huntington Shopping Center. Of the 1992 increase, $400,000 was contributed by Perring Plaza and $1.2 million was contributed by Federal Plaza which was under redevelopment until May 1991.

        Cost reimbursements, which generally increase as expenses increase, rose from $14.7 million in 1991 to $14.9 million in 1992 to $18.2 million in 1993. Excluding centers acquired and sold during the three year period, cost reimbursements increased from $14.3 million in 1991 to $14.6 million in 1992 to $16.4 million in 1993. The increase in 1993 recoveries relates to a corresponding increase in expense in 1993 as discussed below, while the small increase in 1992 from 1991 relates to the corresponding slight increase in expense in 1992 as compared to 1991.

        Percentage rents are a fluctuating source of revenue based on tenant sales volume and lease rollovers. When leases are renewed the Trust seeks to set minimum rent at levels that include the past year's percentage rents. Percentage rents have decreased from $4.6 million in 1991 to $4.2 million in

   1992 to $4.1 million in 1993. Excluding centers sold and acquired during the three year period, percentage rents have decreased from $4.3 million in 1991 to $4.0 million in 1992 to $3.9 million in 1993. The decreases result primarily from rolling percentage rent into minimum rents as leases renew and from the expiration of certain leases.

        Other property income, which includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees and temporary occupant income, has risen from $4.6 million in 1991 to $4.7 million in 1992 to $5.5 million in 1993. Excluding centers bought and sold during the three year period, other property income increased from $4.4 million in 1991 to $4.6 million in 1992 to $4.8 million in 1993. The increase in 1993 was due primarily to an increase in lease termination fees.

        Rental expenses have increased from year to year in dollar amount, especially in 1993 where $2.1 million of the increase is due to newly acquired centers. However, rental expenses have remained fairly stable as a percentage of property income (rental income plus other income); 21.9% in 1991, 22.1% in 1992 and 23.8% in 1993. Of the expenses included in rental expense, the greatest changes have been in repairs and maintenance and other operating expenses. Snow removal expense is the primary reason for the increase in repairs and maintenance. Other operating expenses have increased due to an increase in bad debt, environmental expense and marketing expenses for the centers. Real estate taxes have remained stable as a percentage of property income, at approximately 9.3%.

        Depreciation and amortization charges have increased from $21.9 million in 1991 to $23.0 million in 1992 to $25.4 million in 1993. The increase in 1993 is due to depreciation on the recent acquisitions and renovations, while in 1992 the increase was primarily due to increased depreciation on Federal Plaza, depreciation on renovations and increased amortization of lease costs.

        Interest income decreased from $5.5 million in 1992 to $3.9 million in 1993 due primarily to lower cash balances, as cash was used for acquisitions, renovations, and debt repayments. Interest income increased from $4.7 million in 1991 to $5.5 million in 1992, despite lower interest rates in 1992 since average cash balances were higher in 1992 due to the temporary investment of the proceeds of public offerings.

        Interest expense has decreased from $35.2 million in 1992 to $31.6 million in 1993, reflecting the redemption of the Senior Notes and the 8 3/4% convertible subordinated debentures, the reduction in the 5 1/4% convertible subordinated debentures due 2002 and the prepayment of various mortgages, partially offset by interest expense of the revolving credit facilities and interest on the 5 1/4% convertible subordinated debentures due 2003. Interest expense decreased from $38.1 million in 1991 to $35.2 million in 1992 due primarily to the exchange and repurchase of $56.2 million of the Trust's 5 1/4% convertible subordinated debentures due 2002 in 1991 and 1992.

        Administrative expenses have ranged from 3.6% of property income (rental income plus other income) in 1991 to 4.3% in 1992 to 4.2% in 1993. During the worst of the recession in 1991 the Trust reduced overhead expenses by reducing the number of employees and freezing or reducing many salaries. Employment practices have now returned to normal.

        Other charges of $682,000 in 1992 is comprised of two items. One is the $960,000 writedown of an investment in Olympia and York notes, partially offset by the recovery of $278,000 of a legal settlement.

        Income before gain on sale of real estate and extraordinary item increased $9.1 million from 1992 to 1993, primarily because of increased revenue from recent acquisitions and redevelopments and because of the decrease in interest expense. Income before gain on sale of real estate and extraordinary item increased $2.7 million in 1992 from 1991 due to an increase in revenue coupled with a decrease in interest expense partially offset by higher depreciation and amortization, administrative expense and net other charges.

        Gain on sale of real estate is dependent on the extent and timing of sales. The 1992 gain was primarily due to the sale of Sargent Road and 25th

   Street Shopping Centers.   The 1991 gain was on the sale of Lawrence Village
   Shopping Center.

        In 1993 the Trust had a net gain of $2.0 million on the early extinguishment of debt, resulting from a $3.1 million gain on the extinguishment of the mortgage at Northeast Plaza, offset by losses on the redemption of the Senior Notes, convertible subordinated debentures and two mortgages. In 1992 the Trust had a net loss of $58,000 on the early extinguishment of debt, resulting from the prepayment of two mortgages and the exchange and repurchase of its 5 1/4% convertible subordinated debentures. In 1991 the Trust had a net gain of $415,000 on the early extinguishment of debt, consisting of a gain on the repurchase of the Trust's 5 1/4% convertible subordinated debentures due 2002 partially offset by $587,000 in prepayment fees on the early extinguishment of three mortgages.

        As a result of the foregoing items net income was $18.1 million in 1993, $9.4 million in 1992 and $5.8 million in 1991.

        Impact of New Accounting Standards

        In May 1993 the Financial Accounting Standards Board (FASB) issued FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard will be effective for 1994 financial statements and requires the classification of debt and equity investments into one of three categories: held-to-maturity, trading or available-for-sale. The Trust does not believe that the implementation of the standard in 1994 will have a material effect on the Trust's financial statements since the Trust's current accounting for debt and equity investments does not differ materially from the standard.


   Item 8.   Financial Statements and Supplementary Data.

        Included in Item 14.

   Item 9.   Disagreements on Accounting and Financial Disclosure.

        None

                                     Part III



   Item 10.  Directors and Executive Officers of the Registrant.


        Executive Officers of the Registrant


        The Executive Officers are:

        Name                Age       Position with Trust

        Steven J. Guttman   47        President and Chief Executive
                                      Officer and Trustee

        Ron D. Kaplan       31        Vice President-Capital Markets

        Catherine R. Mack   49        Vice President-General Counsel
                                      and Secretary

        Mary Jane Morrow    41        Senior Vice President-Finance and
                                      Treasurer

        Hal A. Vasvari      50        Executive Vice President-Management

        Cecily A. Ward      47        Vice President-Controller

        Robert S. Wennett   33        Senior Vice President-Acquisitions


        Steven J. Guttman has been the Trust's President and Chief Executive Officer since April 1980. Mr. Guttman has been associated with the Trust since 1972, became Chief Operating Officer in 1975 and became a Managing Trustee in 1979.

        Ron D. Kaplan joined the Trust in November 1992 as Vice President-Capital Markets. Mr. Kaplan was formerly a Vice President of Salomon Brothers Inc where he was responsible for capital raising and financial advisory services for public and private real estate companies. While at Salomon Brothers, he participated in the offering of the Trust's 5 1/4% Euro-Convertible Debentures due 2002 and 8.65% Senior Notes.

        Catherine R. Mack came to the Trust in January 1985 as General Counsel and became a Vice President in February 1986. Before joining the Trust, Ms. Mack was an Assistant United States Attorney for the District of Columbia and, prior to that, an attorney with Fried, Frank, Harris, Shriver and Jacobson in Washington, D.C. where she represented several local real estate entities. She has practiced law since 1974.

        Mary Jane Morrow joined the Trust in January 1987 as Vice President-Finance and Treasurer. Before joining Federal Realty, Ms. Morrow was a Partner with Grant Thornton, the Trust's independent accountants. She was with Grant Thornton for over 10 years and has extensive experience in real estate and accounting.

        Hal A. Vasvari joined Federal Realty Management, Inc., the Trust's former managing agent, in August 1985 as Executive Vice President. In January 1989, Mr. Vasvari became Executive Vice President-Management of the Trust. Prior to August 1985, he was director of leasing for Kravco Co., a developer of shopping malls and shopping centers.

        Cecily A. Ward joined the Trust in April 1987 as Controller. Prior to joining the Trust, Ms. Ward, a certified public accountant, was with Grant Thornton, the Trust's independent accountants.

        Robert S. Wennett joined the Trust's acquisitions department in April 1986. Prior to joining the Trust, Mr. Wennett was an associate with Chemical Realty Corporation in New York where he was involved in real estate financing for corporate clients.

        The schedule identifying Trustees under the caption "Election of Trustees" of the 1994 Proxy Statement is incorporated herein by reference thereto.


   Item 11.  Executive Compensation.

      The sections entitled "Summary Compensation Table", "Option Grants in 1993", and "Aggregated Option Exercises in 1993 and Option Values as of December 31, 1993" of the 1994 Proxy Statement are incorporated herein by reference thereto.


   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management.

      The section entitled "Ownership of Shares By Certain Beneficial Owners" and the section entitled "Ownership of Shares by Trustees and Officers" of the 1994 Proxy Statement are incorporated herein by reference thereto.


   Item 13.       Certain Relationships and Related Transactions.

      The section entitled "Certain Transactions" of the 1994 Proxy Statement is incorporated herein by reference thereto.

                                      Part IV

   Item 14.  Exhibits, Financial Statement                             Page No.
         Schedules, and Reports on
         Form 8-K

   (a)  1.   Financial Statements

      Report of Independent Certified                                       F-2
      Public Accountants

      Consolidated Balance Sheets-                                          F-3
      December 31, 1993 and 1992

      Consolidated Statements of                                            F-4
      Operations - years ended
      December 31, 1993, 1992
      and 1991

      Consolidated Statements of                                            F-5
      Shareholders' Equity - years
      ended December 31, 1993, 1992
      and 1991

      Consolidated Statements of                                            F-6
      Cash Flows - years ended
      December 31, 1993, 1992 and
      1991

      Notes to Consolidated                                         F-7 to F-18
      Financial Statements
      (Including Selected Quarterly
      Data)

   (a)  2.   Financial Statement Schedules

      Schedule I - Marketable Securities
      and other Investments................................F-19

      Schedule II - Summary of Amounts
      Receivable from Related Parties
      and Underwriters, Promoters and
      Employees other than related parties.............F-20 to F-21

      Schedule XI - Summary of Real Estate
      and Accumulated Depreciation.....................F-22 to F-24

      Schedule XII - Mortgage Loans on Real
      Estate ..........................................F-25 to F-26

      Report of Independent Certified
      Public Accountants...................................F-27

   (a)  3.      Exhibits

       (3) (i) The Trust's Third Amended and Restated Declaration of Trust dated May 24, 1984, filed with the Commission on July 5, 1984 as Exhibit 4 to the Trust's Registration Statement on Form S-2 (file No. 2-92057) is incorporated herein by reference thereto.

             (ii) Bylaws of the Trust, filed with the Commission as an exhibit to the Trust's Current Report on Form 8-K dated February 20, 1985, is incorporated herein by reference thereto.

       (4) (i) Specimen Share of Beneficial Interest, filed with the Commission on November 23, 1982 as Exhibit 4 to the Trust's
             Registration Statement on Form S-2 (file No. 2-80524), is incorporated herein by reference thereto.

             (ii) Indenture dated March 15, 1985, relating to the Trust's 8 3/4 % Convertible Subordinated Debentures Due 2010, filed with the Commission on March 1, 1985 as Exhibit 4 (a) (2) to the Trust's Registration Statement on Form S-2 (File No. 2-96136) is incorporated herein by reference thereto.

             (iii) Indenture dated April 1, 1986, relating to the Trust's 8.65% Senior Notes due 1996, filed with the commission on March 27, 1986 as exhibit 4 (a) 1 to the Trust's Registration Statement on Form S-3, (File No. 33-3934) is incorporated herein by reference thereto.


             (iv) The 5 1/4% Convertible Subordinated Debenture due 2002 as described in Amendment No. 1 to Form S-3 (File No. 33-15264), filed with the Commission on August 4, 1987 is incorporated herein by reference thereto.

             (v) Shareholder Rights Plan, dated April 13, 1989, filed with the Commission as an exhibit to the Trust's Current Report on Form

             8-K, dated April 13, 1989, is incorporated herein by reference thereto.

         (9) Voting Trust Agreement............................*

      (10) (i) Consultancy Agreement with Samuel J. Gorlitz, as amended, filed with the Commission as Exhibit 10 (v) to the Trust's Annual Report on Form 10-K for the year ended December 31, 1983, is incorporated herein by reference thereto.

             (ii) The Trust's 1983 Stock Option Plan adopted May 12, 1983, filed with the Commission as Exhibit 10 (vi) to the Trust's Annual Report on Form 10-K for the year ended December 31, 1983, is incorporated herein by reference.

             (iii) Deferred Compensation Agreement with Steven J. Guttman dated December 13, 1978, filed with the Commission as Exhibit 10
             (iv) to the Trust's Annual Report on Form 10-K for the year ended December 31, 1980 is incorporated herein by reference thereto.

      The  following  documents,  filed with  the  Commission  as  portions  of
   Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1985, are incorporated herein by reference thereto.

             (iv) The Trust's 1985 Non-Qualified Stock Option Plan, adopted on September 13, 1985

   The following documents, filed with the Commission as portions of Exhibit 10, to the Trust's Annual Report on Form 10-K for the year ended December 31, 1980, have been modified as noted below, and are incorporated herein by reference thereto.

             (v) Consultancy Agreement with Daniel M. Lyons dated February 22, 1980, as amended (modified as of December l, 1983, to provide for an annual cost of living increase, not to exceed 10%).

      The following documents filed as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1988 are incorporated herein by reference thereto:

             (vi)  The 1988 Share Bonus Plan.

             (vii) Amendment No. 3 to Consultancy Agreement with Samuel J. Gorlitz.

      The following documents filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 are incorporated herein by reference thereto;

             (viii) Executive Agreement between the Trust and Steven J. Guttman, dated April 13, 1989.

             (ix) Executive Agreement between the Trust and Catherine R. Mack, dated April 13, 1989.

             (x) Executive Agreement between the Trust and Mary Jane Morrow, dated April 13, 1989.

             (xi) Executive Agreement between the Trust and Hal A. Vasvari, dated April 13, 1989.

             (xii) Employment  Agreement  between  the  Trust   and  Steven  J.
             Guttman, dated April 13, 1989.

             (xiii) Employment Agreement between the Trust and Catherine R. Mack, dated April 13, 1989.

             (xiv) Employment   Agreement  between  the  Trust  and  Mary  Jane
             Morrow, dated April 13, 1989.

             (xv) Employment Agreement between the Trust and Hal A. Vasvari, dated April 13, 1989.

             (xvi) Executive Agreement between the Trust and Robert S. Wennett, dated April 13 ,1989, modified January 1, 1990, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference thereto.

             (xvii)   The  1991 Share Purchase Plan,  dated January 31,
             1991, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference thereto.

             (xviii) Employment Agreement between the Trust and Robert S. Wennett, dated January 1, 1992, filed with the Commission as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by reference thereto.

             (xix) Amendment No. 4 to Consultancy Agreement with Samuel J. Gorlitz, filed with the Commission as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

             (xx) Employment and Relocation Agreement between the Trust and Ron D. Kaplan, dated September 30, 1992, filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

             (xxi) Employment Agreement between the Trust and Cecily A. Ward, dated January 1, 1993, filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

             (xxii) Amendment dated October 1, 1992, to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

             (xxiii)    1993 Long-Term Incentive  Plan and Certified Resolution
             Re: Amendment to 1993 Long-Term Incentive Plan, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, are incorporated herein by reference thereto.

   The following documents, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 are incorporated herein by reference thereto:

             (xxiv) Revolving Credit Agreement dated as of September 1, 1993 among Federal Realty Investment Trust and Corestates Bank.

             (xxv) Credit Agreement dated as of August 25, 1993 between Federal Realty Investment Trust and First Union National Bank of Virginia.

             (xxvi) Revolving Credit Agreement dated as of June 22, 1993 between Federal Realty Investment Trust and Signet Bank/Maryland.

             (xxvii)       Consulting Agreement between  Misner Development and
             Federal Realty Investment Trust.

             (xxviii)     Fiscal Agency Agreement dated as of October  28, 1993
             between Federal Realty Investment Trust and Citibank,N.A.

             (xxix) Credit Agreement dated as of February 11, 1994 between Federal Realty Investment Trust and Mellon Bank is filed herewith as an exhibit.

      (11)   Statement regarding computation of per share
             earnings.........................................*

      (12)   Statements regarding computation of ratios.......*

      (13)   Annual  Report to Shareholders,  Form 10Q  or quarterly  report to shareholders...........................*

      (18)   Letter regarding change in accounting
             principles.......................................*

      (19)   Previously unfiled documents.....................*

      (22)   Subsidiaries of the registrant...................*

      (23)   Published report regarding matters submitted to
             vote of security holders.........................*

      (24)   Consent of Grant Thornton........................

      (25)   Power of attorney................................*

      (28)   Additional exhibits..............................*

   (b)   Reports on Form 8-K Filed during the Last Quarter

         None


   _________
   *  Not applicable.

                                    SIGNATURES

   Pursuant  to the  requirements of  Section 13  or 15  (d) of  the Securities
   Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FEDERAL REALTY INVESTMENT TRUST

   Date: March 18, 1994         By:/s/ Steven J. Guttman
                                _____________________________
                                   Steven J. Guttman
                                   President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                Title                     Date
                             President and
                             Trustee (Chief
   /s/Steven J. Guttman      Executive Officer)       March 18, 1994
   Steven J. Guttman
                             Senior Vice-President
                             and Treasurer (Chief
   /s/ Mary Jane Morrow      Financial Officer)       March 18, 1994
   Mary Jane Morrow

                             Vice-President and
   /s/Cecily A. Ward         Controller (Principal
   Cecily A. Ward            Accounting Officer)      March 18, 1994

   /s/ Dennis L. Berman      Trustee                  March 18, 1994
   Dennis L. Berman

                             Trustee                  March   , 1994
   A. Cornet de Ways Ruart

   /s/Samuel J. Gorlitz      Trustee                  March 18, 1994
   Samuel J. Gorlitz

   /s/Arnold M. Kronstadt    Trustee                  March 18, 1994
   Arnold M. Kronstadt

   /s/Morton S. Lerner       Trustee                  March 18, 1994
   Morton S. Lerner

   /s/Walter F. Loeb         Trustee                  March 18, 1994
   Walter F. Loeb

   /s/Donald H. Misner       Trustee                  March 18, 1994
   Donald H. Misner

   /s/George L. Perry        Trustee                  March 18, 1994
   George L. Perry

                                     SCHEDULES

   REPORT OF INDEPENDENT
   CERTIFIED PUBLIC ACCOUNTANTS

   Trustees and Shareholders
   Federal Realty Investment Trust

   We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Realty Investment Trust as of December 31, 1993 and 1992 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

   Grant Thornton
   Washington, D.C.
   February 14, 1994

   Federal Realty Investment Trust

   CONSOLIDATED BALANCE SHEETS

                                                                   December 31,           December 31,
                                                                       1993                   1992
                                                                   -------------          -------------

                        ASSETS                                              (in thousands)
   Investments
     Real estate, at cost                                             $758,088               $598,867
     Less accumulated depreciation and amortization                   (135,045)              (113,182)
                                                                      ---------              ---------

                                                                       623,043                485,685
     Mortgage notes receivable                                          13,871                 16,693
                                                                       --------               --------
                                                                       636,914                502,378
   Other Assets
     Cash                                                                9,635                 36,316
     Investments                                                         4,008                 35,594
     Notes receivable - officers                                         1,890                  1,227
     Accounts receivable                                                15,681                 10,336
     Prepaid expenses and other assets, principally
       property taxes, insurance, and lease commissions                 19,499                 16,268
     Debt issue costs (net of accumulated amortization
       of $3,862,000 and $3,364,000, respectively)                       3,316                  1,692
                                                                      --------                --------
                                                                      $690,943               $603,811
                                                                      ========               ========
                                     LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities
     Obligations under capital leases                                 $137,308               $125,619
     Mortgages payable                                                  81,237                120,075

     Notes payable                                                      30,519                  6,117
     Accrued expenses                                                   19,104                 15,365
     Accounts payable                                                    5,785                  1,811
     Dividends payable                                                  10,927                  9,517
     Security deposits                                                   2,430                  1,993
     Prepaid rents                                                       1,783                  1,593
   Senior notes                                                              -                 50,000
   8 3/4% Convertible subordinated debentures                                -                  2,371
   5 1/4% Convertible subordinated debentures, due 2003                 75,000                      -
   5 1/4% Convertible subordinated debentures, due 2002                 40,167                 43,847
   Investors' interest in consolidated assets                            2,484                  2,625
   Commitments and contingencies                                            -                      -

   Shareholders' equity
     Common shares of beneficial interest, no par
       or stated value, unlimited authorization,
       issued 28,077,999 and 24,777,831 shares,
       respectively                                                    408,005                322,903
     Accumulated dividends in excess of Trust net income              (116,823)               (92,932)
     Allowance for unrealized loss on marketable securities               (364)                  (385)
                                                                         ------                 ------
                                                                       290,818                229,586

   Less 60,200 common shares in treasury - at cost, deferred
     compensation and subscriptions receivable                          (6,619)                (6,708)
                                                                         ------                 ------
                                                                       284,199                222,878
                                                                         ------                 ------
                                                                      $690,943               $603,811
                                                                      =========              =========
   The accompanying notes are an integral part of these statements.

   Federal Realty Investment Trust

   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year ended December 31,
                                                                 1993            1992            1991
                                                               ---------       ---------       ---------
   (In thousands, except per share data)

   Revenue
     Rental income                                             $105,948         $89,971         $88,350
     Interest                                                     3,894           5,514           4,675
     Other property income                                        5,495           4,712           4,627
                                                                -------         -------         -------
                                                                115,337         100,197          97,652

   Expenses
     Rental                                                      26,519          20,919          20,386
     Real estate taxes                                           10,324           8,876           8,868
     Interest                                                    31,550          35,201          38,147
     Administrative                                               4,675           4,062           3,364
     Other charges                                                    -             682               -
     Depreciation and amortization                               25,375          23,033          21,922
                                                                -------         -------         -------
                                                                 98,443          92,773          92,687
                                                                -------         -------         -------
   Operating income before investors' share
     of operations, gain on sale of real estate and
     extraordinary item                                          16,894           7,424           4,965

     Investors' share of operations                               (780)           (437)           (641)
                                                                -------         -------         -------


   DC-135480.1                                                                           F-5

   Income before gain on sale of real estate and
     extraordinary item                                          16,114           6,987           4,324

   Gain on sale of real estate                                        -           2,501              61
                                                               ---------       ---------       ---------
   Income before extraordinary item                              16,114           9,488           4,385

   Extraordinary item
     Net gain (loss) on early extinguishment of debt              2,016            (58)             415
                                                                -------         -------         -------
   Net Income                                                   $18,130          $9,430          $4,800
                                                               ========        ========         =======

   Weighted Average Number of Common Shares                      27,009          22,767          17,304
                                                               ========        ========        ========


   Earnings per share
     Income before gain on sale of real estate and
       extraordinary item                                         $0.60           $0.30           $0.25
     Gain on sale of real estate                                      -            0.11            0.00
     Extraordinary item                                            0.07               -            0.03
                                                                   -----           -----           -----
                                                                  $0.67           $0.41           $0.28
                                                                  =====           =====           =====

   The accompanying notes are an integral part of these statements.

                                        FEDERAL REALTY INVESTMENT TRUST
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                               Year Ended December 31,

                                                  1993                  1992                  1991
                                           --------   --------   --------   --------   --------   --------
   (In thousands, except share amounts)     Shares     Amount     Shares     Amount     Shares     Amount

   Common Shares of Beneficial Interest
    Balance, beginning of year             24,777,831  $322,903  19,747,134  $226,027  16,773,762  $176,630

    Exercise of stock options                  53,384     1,053       8,055       143       9,741       146
    Shares issued under dividend              131,620     3,588     132,189     2,903       2,759        50
     reinvestment plan

    Conversion of 8 3/4% subordinated         137,364     2,209     122,934     1,924      14,872       233
     debentures
    Shares purchased under share purchase       -         -           -         -         446,000     6,746
     plan

    Shares issued in exchange for 5 1/4%        -         -       1,317,519    25,362       -         -
     convertible subordinated debentures
     due 2002

    Private placement of shares in            220,000     5,445
     connection with long term lease of
     real estate
    Net proceeds of public offering         2,757,800    72,807   3,450,000    66,544   2,500,000    42,222
                                            ---------  --------  ----------  --------  ----------  --------

    Balance, end of year                   28,077,999  $408,005  24,777,831  $322,903  19,747,134  $226,027
                                           ==========  ========  ==========  ========  ==========  ========



   Common Shares of Beneficial Interest
     in Treasury, Deferred Compensation
     and Subscriptions Receivable
    Balance, beginning of year              (426,575)  ($6,708)   (504,825)  ($8,026)   (110,200)  ($2,199)

    Amortization of deferred compensation       4,000        89      78,250     1,318      51,375       919
    Subscription of shares under share          -         -           -         -       (446,000)   (6,746)
     purchase plan                         ----------  --------  ----------  --------  ----------  --------

    Balance, end of year                    (422,575)  ($6,619)   (426,575)  ($6,708)   (504,825)  ($8,026)
                                           ==========  ========  ==========  ========  ==========  ========


   Allowance for Unrealized Loss on
     Marketable Securities
    Balance, begining of year                            ($385)                ($465)                    $0

    Establish allowance for unrealized                    -                     -                     (465)
     loss
    Recovery of net unrealized loss                          21                    80                 -
                                                          -----                 -----                 -----

    Balance, end of year                                 ($364)                ($385)                ($465)
                                                          =====                 =====                 =====


   Accumulated Dividends in Excess of
     Trust Net Income

    Balance, beginning of year                        ($92,932)             ($66,056)             ($45,085)
    Net income                                           18,130                 9,430                 4,800

    Dividends declared to shareholders                 (42,021)              (36,306)              (25,771)
                                                       --------              --------              --------

    Balance, end of year                             ($116,823)             ($92,932)             ($66,056)
                                                       ========              ========              ========

   The accompanying notes are an integral part of these statements.



   Federal Realty Investment Trust

   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Twelve months ended December 31,
   (In thousands)                                                 1993        1992        1991
                                                               ----------  ----------  ----------
   OPERATING ACTIVITIES
     Net income                                                 $18,130       $9,430      $4,800
     Adjustments to reconcile net income to net cash
       provided by operating activities
        Depreciation and amortization                            25,375       23,033      21,922
        Rent abatements in lieu of leasehold improvements,
         net of tenant improvements retired                      (1,185)        (734)       (831)
        Imputed interest and amortization of debt cost              520          718         898
        Amortization of deferred compensation and
         forgiveness of officers' notes                             591          956       1,095
        Write-down of investments                                     -          960           -
       Gain on sale of real estate                                    -       (2,501)        (61)
        Payment of trustees' fees in shares of
         beneficial interest                                        185          157           -
        Net (gain) loss on early extinguishment of debt          (2,016)          58        (415)
     Changes in assets and liabilities
        Increase in accounts receivable                          (5,345)        (525)       (126)
        Increase in prepaid expenses and other
         assets before depreciation and amortization             (6,484)      (4,454)     (3,243)
        Increase (decrease) in operating accounts payable,
         security deposits and prepaid rent                       3,221          (61)         34
        Increase in accrued expenses, before
         accretion of interest                                    2,191        1,199       2,038
                                                                 ------       ------      ------
     Net cash provided by operating activities                   35,183       28,236      26,111

   INVESTING ACTIVITIES
     Acquisition of real estate                                (108,007)     (24,577)       (215)

     Capital expenditures                                       (34,267)     (15,201)    (20,016)
      (Issuance) payments of mortgage notes receivable, net          21           56         (73)
      Issuance of notes receivable - officers, net                  (48)        (330)       (235)
     Proceeds from sale of real estate                                -       10,057       1,841
     Net decrease (increase) in temporary investments            31,607      (28,230)         19
                                                               --------      -------     -------
     Net cash used in investing activities                     (110,694)     (58,225)    (18,679)

   FINANCING ACTIVITIES
     Proceeds of mortgage financings, net of costs                    -       29,449      43,915
     Regular payments on mortgages, capital leases and
       notes payable                                             (2,225)      (2,230)     (1,821)
     Balloon payments on mortgages and capital leases,
       including prepayment fees                                (32,547)      (7,962)    (15,899)
     Borrowings (repayments) of short-term debt, net             24,413       (8,500)    (19,521)
     Early retirement of 5 1/4% convertible debentures           (4,416)     (23,623)    (12,607)
     Redemption of 8 3/4% convertible debentures                   (176)           -           -
     Redemption of senior notes                                 (50,505)           -           -
     Issuance of 5 1/4% convertible debentures due 2003, net     73,025            -           -
     Dividends paid                                             (38,087)     (31,088)    (25,426)
     Issuance of shares of beneficial interest                   79,489       67,102      42,272
     Decrease in minority interest                                 (141)        (230)        (22)
                                                                 ------       ------      ------
     Net cash (used) provided by financing activities            48,830       22,918      10,891
                                                                 ------       ------      ------

   (Decrease) increase in cash                                  (26,681)      (7,071)     18,323

   Cash at beginning of year                                     36,316       43,387      25,064
                                                                 ------      ------      -------
   Cash at end of year                                           $9,635      $36,316     $43,387
                                                                 ======      =======     =======

   The accompanying notes are an integral part of these statements.


   Federal Realty Investment Trust
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   December 31, 1993, 1992, and 1991


   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Federal Realty Investment Trust invests predominantly in income-producing real estate properties, primarily community and neighborhood shopping centers.

The Trust uses the straight-line method in providing for depreciation.
   Estimated useful lives range from three to 25 years on apartment buildings and improvements, and from three to 35 years on shopping centers and improvements. Maintenance and repair costs are charged to operations as incurred. Major improvements are capitalized. The gain or loss resulting from the sale of properties is included in net income.

The Trust capitalizes certain costs directly related to the acquisition, improvement and leasing of real estate including applicable salaries and other related costs. The capitalized costs associated with unsuccessful acquisitions are charged to operations when that determination is made. The capitalized costs associated with improvements and leasing are depreciated or amortized over the life of the improvement and lease, respectively.

Costs related to the issuance of debt instruments are capitalized and are amortized over the life of the related issue using the interest method. Upon conversion or in the event of redemption, applicable unamortized costs are charged to shareholders' equity or to operations, respectively.

The Trust operates in a manner intended to enable it to qualify as a real estate investment trust under Sections 856-860 of the Internal Revenue Code (the "Code"). Under those sections, a trust which distributes at least 95% of its real estate trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, no provision for Federal income taxes is required.

The Trust consolidates the financial statements of nine partnerships and a joint venture which are controlled by the Trust. The equity interests of other investors are reflected as investors' interest in consolidated assets. All significant intercompany transactions and balances are eliminated.

The Trust estimates the fair value of its financial instruments using the following methods and assumptions: (1) quoted market prices are used to estimate the fair value of investments in marketable debt and equity securities; (2) quoted market prices are used to estimate the fair value of the Trust's marketable senior notes and convertible subordinated debentures;
   (3) discounted cash flow analyses are used to estimate the fair value of long term notes and mortgage notes receivable and payable, using the Trust's estimate of current interest rates for similar notes; (4) carrying amounts in the balance sheet approximate fair value for cash and short term borrowings. Notes receivable from officers are excluded from fair value estimation since they have been issued in connection with employee stock ownership programs.

The Trust defines cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances may exceed insurable amounts.

Earnings per share are computed using the weighted average number of shares outstanding during the respective periods, including options.


   NOTE 1: REAL ESTATE AND ENCUMBRANCES

A summary of the Trust's properties at December 31, 1993 is as follows:

                                         Accumulated
                                        depreciation
                                             and
                           Cost         amortization    Encumbrances

   (In thousands)
   Shopping centers        $564,634         $93,923          $81,237

   Shopping centers
    under capital leases    187,674          37,867          137,308
   Apartments                 5,780           3,255              -
                          ---------       ---------        ---------
                           $758,088        $135,045         $218,545
                          =========       =========        =========


        The Trust's 48 shopping centers are located in twelve states, primarily along the East Coast between the New York metropolitan area and Richmond, Virginia. There are approximately 1,500 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for 5% or more of revenue.

        The Trust acquired seven shopping centers and one office building in 1993. Pan Am Shopping Center in Fairfax, Virginia was acquired for $21.6 million in cash; Gaithersburg Square in Gaithersburg, Maryland was purchased for $11.0 million in cash and the assumption of a $2.0 million liability which is the estimated cost to remediate certain preexisting environmental issues; Quince Orchard Plaza in Gaithersburg, Maryland and its adjoining office building were purchased for $10.9 million in cash and the assumption of a liability of approximately $250,000 to remediate preexisting environmental issues; Crossroads Shopping Center in Highland Park, Illinois was purchased for $16.2 million in cash; Bala Cynwyd Shopping Center in suburban Philadelphia, Pennsylvania was purchased for $17.0 million in cash; Dedham Plaza in Dedham, Massachusetts, was purchased for $25.0 million in cash and the assumption of a $250,000 liability to remediate existing environmental issues; and the leasehold interest in Bethesda Row in Bethesda, Maryland was acquired with $6.2 million in cash.

        In 1992 the Trust purchased Ellisburg Circle Shopping Center in Cherry Hill, New Jersey for $15.3 million in cash. In June 1992 the Trust terminated a long term ground lease by purchasing the land underlying Wildwood Shopping Center, located in Bethesda, Maryland, for $9.1 million. In 1992 the Trust purchased an additional .3% interest in Barracks Road

   Shopping Center for $106,000, bringing the Trust's ownership percentage to over 99%.

        During 1992 the Trust sold two shopping centers, the Sargent Road Shopping Center in Hyattsville, Maryland for $1.9 million and the 25th Street Shopping Center in Easton, Pennsylvania for $9.7 million. The Trust received cash proceeds of $10.3 million on these transactions, realizing a gain of $2.7 million.

        Mortgage notes receivable consist of three notes collateralized by shopping centers. All three notes were issued in connection with either the acquisition or sale of Trust properties. The Trust estimates that the fair value of these notes at December 31, 1993 is $14.6 million compared to their book value of $13.9 million, since the stated interest rate on these notes is higher than current rates. The Trust estimated that the fair value of these notes at December 31, 1992 approximated their carrying value of $16.7 million.

        In 1992 the Trust placed a $30.0 million mortgage on Federal Plaza, located in Rockville, Maryland. The mortgage bears interest beginning at 8 1/4%, which resets every three years, with a final maturity on March 10, 2001.

        The Trust prepaid a number of mortgages in 1993 and 1992. In 1993 the Trust prepaid the mortgages on the Laurel, Northeast and Northeast Plaza shopping centers, resulting in a net gain of $2.9 million which has been recorded as a component of the net gain on early extinguishment of debt. In 1992 the Trust prepaid mortgages on the Eastgate and Town & Country (Louisiana) shopping centers; the prepayment fees on these transactions were recorded as a component of the net loss on early extinguishment of debt.

        Mortgages payable and capital lease obligations are due in installments over various terms extending to 2060 with actual or imputed interest rates ranging from 7.9% to 11.25%. Certain of the mortgage and capital lease obligations require additional interest payments based upon property performance.

        The fair value of mortgages payable at December 31, 1993 is $86.7 million compared to the carrying value of $81.2 million since the current estimated interest rate used to discount the cash flows is often less than the stated rate. The fair value of mortgages payable at December 31, 1992 was $124.3 million, compared to the carrying value of $120.0 million.

        Aggregate mortgage principal payments due during the next five years are $955,000, $1.0 million, $1.1 million, $1.3 million and $43.7 million, respectively.

        Future minimum lease payments and their present value for property under capital leases as of December 31, 1993 are as follows:

   Year ending December 31,                                      (in thousands)
   1994                                                                $14,031
   1995                                                                 17,051
   1996                                                                 13,651
   1997                                                                 13,666
   1998                                                                 13,699
   Thereafter                                                          603,065
                                                                      ---------
                                                                       675,163
   Less amount representing interest                                  (537,855)
                                                                      ---------
   Present value                                                      $137,308
                                                                      =========


   Leasing Arrangements
   --------------------

        The Trust's leases with shopping center and apartment tenants are classified as operating leases. Leases on apartments are generally for a period of one year, whereas shopping center leases generally range from three to 10 years and usually provide for contingent rentals based on sales and sharing of certain operating costs.

        The components of rental income are as follows:

   (in thousands)                     Year ended December 31,
                               1993           1992             1991
   Shopping centers
     Minimum rents           $81,291        $68,784           $66,901
     Cost reimbursements      18,171         14,878            14,733
     Percentage rents          4,147          4,171             4,580
   Apartments - rents          2,339          2,138             2,136
                           ---------      ---------         ---------
                            $105,948        $89,971           $88,350
                           =========      =========         =========



        The components of rental expense are as follows:

   (in thousands)                     Year ended December 31,
                               1993           1992             1991

   Management fees and costs  $5,213         $3,957           $3,704
   Repairs and maintenance     6,452          4,595            4,719
   Utilities                   3,944          3,595            3,752
   Payroll - properties        3,205          2,567            2,298
   Ground rent                   375            362              937
   Insurance                   1,585          1,430            1,396
   Other operating             5,745          4,413            3,580
                           ---------      ---------        ---------
                             $26,519        $20,919          $20,386
                           =========      =========        =========



        Minimum future shopping center rentals on noncancelable operating leases as of December 31, 1993 are as follows:

   Year ending December 31,                                      (in thousands)

   1994                                                                 $89,798
   1994                                                                  80,695
   1996                                                                  72,347
   1997                                                                  62,508
   1998                                                                  51,137
   Thereafter                                                           221,749
                                                                      ---------
                                                                       $578,234
                                                                      =========


   NOTE 2. NOTES PAYABLE

        At December 31, 1993 the Trust had notes payable of $30.5 million. Of the $30.5 million, $6.1 million was issued in connection with renovations of certain Trust properties. Of the $6.1 million, $3.0 million, issued in connection with a lease at Perring Plaza, bears interest at 10% and is payable in equal monthly installments with a final maturity in January 2013. The majority of the rest of the $6.1 million, incurred primarily to fund the purchase and renovation of Federal Plaza, bears interest at 11% and matures in 1996. Due to decreases in interest rates since these notes were issued the fair value of these notes at December 31, 1993 is estimated to be $6.8 million compared to the carrying value of $6.1 million. At December 31, 1992 the fair value of these notes was $6.5 million compared to a carrying value of $6.1 million.

        At December 31, 1993 the Trust had $70.0 million of unsecured medium-term revolving credit facilities with three banks. All three facilities require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. The maximum drawn under these facilities during 1993 was $64.1 million and at December 31, 1993 there was $24.4 million outstanding, bearing interest at rates from 4.2% to 5%. The average weighted interest rate on borrowings during 1993 was 4.2%, and the average amount outstanding was $6.6 million. The carrying value and fair value of these short term borrowings are the same.

        At December 31, 1992 the Trust had $20.0 million available under an unsecured line of credit; there were no amounts drawn under the line at December 31, 1992. The line, which was replaced by the medium-term revolving facilities, bore interest at prime plus 1/2% (6.5% at December 31,
   1992), and replaced a secured $20.0 million line. The maximum drawn under the lines in 1992 was $8.5 million, the weighted average interest rate was 7.2%, and the average amount outstanding was $708,000.

        At December 31, 1991, notes payable included $8.5 million borrowed under the $20.0 million secured line of credit. The maximum drawn under this secured line during 1991 was $20.0 million, with a weighted average interest rate of 8.2% and an average amount outstanding of $19.6 million.

   NOTE 3. DIVIDENDS

        On November 18, 1993 the Trustees declared a quarterly cash dividend of $.39 per share, payable January 14, 1994 to shareholders of record January 3, 1994. For the years ended December 31, 1993, 1992 and 1991, $.45, $.915 and $.66 of dividends paid per share, respectively, represented a return of capital.


   NOTE 4. COMMITMENTS AND CONTINGENCIES

        Pursuant to the provisions of the Loehmann's Plaza Limited Partnership Agreement, on or after September 1, 1995 the Limited Partner may require the Trust to purchase his interest in the Partnership at its then fair market value.

        The Congressional Plaza Shopping Center Joint Venture Agreement provides that the Trust may be required to purchase its pro-rata share of one venturer's 22.5% or greater joint venture interest for a purchase price based on the appraised fair market value of the shopping center, but no less than the percentage of joint venture interest being sold multiplied by the difference between $17.5 million and the remaining principal balance of any liabilities of the Joint Venture.

        The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust has filed a complaint in the Tax Court of New Jersey contesting the assessment, since the Trust believes that it is entitled to the deduction. At this time, the outcome of this matter is unknown.

        The North Carolina Department of the Environment, Health and Natural Resources issued a Notice of Violation ("NOV") against a dry cleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. An agreement is being drawn with two previous owners of the shopping center to share the costs to remediate. The Trust has recorded a liability of $120,000 as its estimated share of the cleanup costs.

        Contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at two other properties. In each case, the contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of these situations is preliminary and it is impossible to estimate the range of remediation costs, if any.

        The Trust reserved $2.25 million at closing for environmental issues principally associated with the recently acquired Gaithersburg Square. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust for certain third party claims and government requirements related to contamination at adjacent properties.

        The  Trust's  non  real  estate  investments  consist  of  $524,000  in marketable equity securities and $3.5 million of Olympia and York Senior First Mortgage Notes. The marketable equity securities are stated at market. The Olympia and York notes were written down in 1992 to management's best estimate of the net realizable value. The writedown was recorded in the Consolidated Statements of Operations as a component of other charges, which also included an insurance recovery of $278,000 of a settlement of a personal injury lawsuit.

        The Trust has entered into agreements with certain key employees whereby if these employees voluntarily or involuntarily leave the employment of the Trust within six months after a "change of control" (defined as control of 35% or more of outstanding shares) of the Trust, they will be entitled to a lump sum cash payment equal to one to three times their annual salary as of the date of termination and have their health and welfare benefits and executive privileges continued for a period of one to three years. In the event of a change of control, the Trust also agreed that all restrictions on the exercise or receipt of any stock options and stock grants shall lapse upon termination of employment and that all shares owned at termination shall be redeemed by the Trust at a formula price.

        As of December 31, 1993 in connection with the renovation of certain shopping centers, the Trust has contractual obligations of $2.0 million. The Trust is also contractually obligated to provide up to $8.4 million for tenant improvements and $1.8 million to buy out tenant leases.

        The Trust is obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows:

                                                                 (in thousands)
   1994                                                                $  2,758
   1995                                                                   2,758
   1996                                                                   2,758
   1997                                                                   2,758
   1998                                                                   2,758
   Thereafter                                                           157,502
                                                                      ---------

                                                                       $171,292
                                                                      =========

   NOTE 5: SENIOR NOTES

        In April 1993 the Trust called its 8.65% Senior Notes for redemption on May 14, 1993 at a price of $1010 per note, for a total redemption price of $50.5 million. The redemption premium and unamortized loan costs have been recorded as a loss on the early extinguishment of debt. The market value of these notes at December 31, 1992 was $50.8 million.


   NOTE 6: 8 3/4% CONVERTIBLE SUBORDINATED DEBENTURES

        The Trust redeemed $173,000 principal amount of its 8 3/4% convertible subordinated debentures at a price of $1017.50 per debenture or a total price of $176,000 on March 15, 1993. The balance of the debentures that had been outstanding were converted into shares of beneficial interest at $16 per share. At December 31, 1992 $2.4 million of these debentures with a market value of $3.7 million were outstanding.


   NOTE 7: 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002

        At December 31, 1993 and 1992 the Trust had outstanding $40.2 million and $43.8 million, respectively, of 5 1/4% convertible subordinated debentures due 2002. The debentures which are convertible into shares of beneficial interest at $30.625 per share were not registered under the Securities Act of 1933 and were not publicly distributed within the United States.

        During 1993 the Trust purchased $3.7 million of these debentures, resulting in a loss of $74,000 which has been recorded as a component of the net gain on early extinguishment of debt. In 1992, the Trust exchanged $22.6 million principal amount of the debentures for 1.3 million shares and purchased an additional $21.2 million principal amount.

        The debentures are redeemable at the option of the Trust; however, the debentures may not be redeemed prior to April 30, 1994, unless the closing market price per share has been at least 130% of the conversion price then in effect for a specified period prior to notice of redemption. The debentures are redeemable at the option of the holders on April 30, 1994 at a redemption price equal to 120% of their principal amount. Interest expense is accrued at 7.53% to record the premium put. The accretion of the premium was approximately $1.5 million in 1993 and $1.6 million in 1992. In 1993 and 1992, $671,000 and $5.6 million, respectively, of the accrued premium was retired upon the repurchase of the debentures. At December 31, 1993 the carrying value of the debentures plus the premium accrued to date is $47.7 million; the market value is $48.0 million. At December 31, 1992 the carrying value of debentures plus the premium accrued to that date was $50.6 million with a market value of $50.9 million.


   NOTE 8: 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003

        In October 1993 the Trust issued $75.0 million of 5 1/4% convertible subordinated debentures, realizing cash proceeds of approximately $73.0 million. The debentures were not registered under the Securities Act of 1933, and were not publicly distributed within the United States. The debentures, which mature in 2003, are convertible into shares of beneficial interest at $36 per share. The debentures are redeemable by the Trust, in whole, at any time after October 28, 1998 at 100% of the principal amount plus accrued interest. The market value of the debentures at December 31, 1993 was $71.5 million.


   NOTE 9: SHAREHOLDERS' EQUITY

        In April 1993 the Trust sold 2.8 million shares of beneficial interest in a public offering, raising net proceeds of $72.8 million. In December 1993 the Trust sold 220,000 shares for $5.4 million in a private placement in connection with the long-term lease of a property. In June 1992 the Trust sold 3.4 million shares in a public offering, raising net proceeds of $66.5 million, and in 1991 the Trust sold 2.5 million shares in a public offering, receiving net proceeds of $42.2 million. The proceeds were used for debt retirement and property acquisitions and renovations.

        The Trust has a Dividend Reinvestment Plan, whereby shareholders may use their dividends to purchase shares; the plan was amended in 1991 so that shares purchased under the plan would be newly issued shares. In March 1993 the Trust registered an additional 500,000 shares with the Securities and Exchange Commission in connection with the plan.

        In January 1991 the Trustees adopted the Federal Realty Investment Trust Share Purchase Plan. Under the terms of this plan, officers and certain employees of the Trust purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from the Trust. One sixteenth of the loan is forgiven each year for eight years, as long as the officer or employee is still employed by the Trust. The Trust has loaned participants $506,000 to pay the taxes due in connection with the plan. The purchase loans and the tax loans bear interest at 9.39%. The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans are satisfied and the eight year period has expired.


        Under the terms of the 1988 Share Bonus Plan, 78,000 shares and 30,000 shares were granted to officers and key employees in 1988 and 1989, respectively. During the years ended December 31, 1993, 1992 and 1991, 4,000 shares, 22,500 shares and 23,500 shares, respectively, were vested and charged to operations. In connection with these shares, the Trust has made loans to the participants to pay the taxes due in connection with the plan. The notes bear interest at the lesser of (i) the Trust's borrowing rate or
   (ii) the Trust's current indicated annual dividend rate divided by the purchase price of such shares. Notes issued under this plan are being forgiven over three years from issuance if the officer is still employed by the Trust. During the years ended December 31, 1993, 1992, and 1991, $80,000, $60,000 and $176,000, respectively, was forgiven.

        In connection with a restricted share grant, the Trust accepted from the President a non-interest bearing note for $210,000. One installment of

   $105,000 was paid on the note in 1992 and the second installment is due April 15, 1996.

        The Trust owns shares of other real estate investment trusts as a long-term investment. The Trust's cost of these shares was $887,000. Due to the price decline of certain of these investments, the Trust established an allowance for the unrealized loss which was $364,000 in 1993, $385,000 in 1992, and $465,000 in 1991.

        At December 31, 1993, 1992 and 1991, the Trust had 60,200 shares in treasury at a cost of $1.1 million.

        On April  13, 1989, the Trustees adopted a Shareholder Rights Plan (the
   Plan). Under the Plan, one right was issued for each outstanding share of common stock held as of April 24, 1989, and a right will be attached to each share issued in the future. The rights are exercisable into common shares upon the occurrence of certain events, including acquisition by a person or group of certain levels of beneficial ownership or a tender offer by such a person or group. The Rights are redeemable by the Trust for $.01 and expire on April 24, 1999.

   NOTE 10: STOCK OPTION PLAN

        The 1993 Long-Term Incentive Plan ("Plan") was approved by shareholders in May 1993. On the date of approval, 472,500 options were awarded to officers, employees and non-employee Trustees. Under the Plan, on each annual meeting date during the term of the plan, each non-employee Trustee will be awarded 2,500 options. On December 16, 1993, 69,000 options were awarded to employees.

        The option price to acquire shares under the 1993 Plan and previous plans is required to be a least the fair market value at the date of grant. As a result of the exercise of options, the Trust has outstanding from its officers and employees notes for
   $1.1 million. The notes bear interest at the lesser of (i) the Trust's borrowing rate or (ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by the shares and are with recourse.


                           Shares available           Options Outstanding
                              for future                Price
                            option grants  Shares     per share

   Balance
     December 31, 1990     374,537        194,796
   Options granted         (15,000)        15,000    $17.25
   Options exercised          ---          (9,741)   $14.83 to $15.33
   Options expired          13,500        (20,250)   $15.00 to $24.125
                          ---------      ---------
   Balance
     December 31, 1991     373,037        179,805
   Options granted        (202,500)       202,500    $20.50 to $22.625
   Options exercised         ---           (8,055)   $17.25 to $18.00
   Options expired           1,000         (1,000)   $22.625
                          ---------      ---------
   Balance

     December 31, 1992     171,537        373,250
   Expiration of 1989 plan(171,537)         ___
   Adoption of 1993 plan 6,000,000          ---
   Options granted        (541,500)       541,500    $25.75 to $26.00
   Options exercised         ---          (53,384)   $15.00 to $24.125
   Options expired           2,500         (8,250)   $20.875to $26.00
                         ----------     ----------
   December 31, 1993     5,461,000        853,116
                         ==========     ==========



   NOTE 11: SAVINGS AND RETIREMENT PLAN

        The Trust has a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Under the plan, the Trust out of its current net income, contributed 50% of each employee's contribution. Employees' contributions range, at the discretion of each employee, from 1% to 5% of compensation. In addition, the Trust may make discretionary contributions within the limits of deductibility set forth by the Code. All full-time employees of the Trust are eligible to become plan participants. The Trust's expense for the years ended December 31, 1993, 1992, and 1991 was $133,000, $100,000, and $82,000, respectively.


   NOTE 12: INTEREST EXPENSE

        The Trust incurred interest expense totalling $31.8 million, $35.4 million and $39.0 million in 1993, 1992 and 1991, respectively, of which $216,000, $237,000 and $892,000, respectively, was capitalized. Interest paid was $31.4 million, $36.9 million and $37.1 million, respectively.


   NOTE 13: SUBSEQUENT EVENTS

        In February 1994 the Trust borrowed $22.5 million from a bank; the loan, which is secured by Northeast Plaza, bears interest at 150 basis points over LIBOR (London Interbank Offered Rate) and is due on January 31, 1995. Proceeds from this borrowing were used to pay down the borrowings on the revolving credit facilities.

        In February 1994 the Trust obtained a fourth revolving credit facility. This facility, which is for $15.0 million and has terms substantially the same as the Trust's other revolving credit facilities, brings the Trust's total availability of revolving credit facilities to $85.0 million.


   NOTE 14: QUARTERLY DATA (UNAUDITED)

        The following summary represents the results of operations for each quarter in 1993 and 1992:
                                         Net          Earnings
                          Revenue      income         per share
   1993
     March 31             $26,644      $2,521            $.10
     June 30               28,444       2,825             .10
     September 30          28,898       4,538             .16
     December 31           31,351       8,246             .31

   1992
     March 31             $25,109      $1,703            $.08
     June 30               24,114       2,244             .10
     September 30          24,493       3,580             .15
     December 31           26,481       1,903             .08

   (a) Quarterly per share results are affected by the market price of common share equivalents in the calculation of earnings per share.

        The increases in revenue in 1993 over 1992 are primarily due to the acquisition of new properties in late 1992 and 1993 and due to the contributions of recently renovated centers. These increases in revenue as well as decreases in interest expense are the principal reasons for the increases in net income and earnings per share in 1993 as compared to 1992. The 1993 increases in net income and earnings per share in the second and third quarters would have been larger but for the fact that in 1992 there was a gain on sale of real estate of $642,000 ($.03 per share) in the second quarter and of $1.9 million ($.08 per share) in the third quarter. In addition during the fourth quarter of 1993, the Trust had a gain on the early retirement of debt of $3.0 million ($.11 per share).

                                     FEDERAL REALTY INVESTMENT TRUST

                                                SCHEDULE I
                               MARKETABLE SECURITIES AND OTHER INVESTMENTS

                                            December 31, 1993


               Column A                Column B         Column C         Column D         Column E
          Name of Issuer and          Principal         Cost of        Market Value    Carrying Value
         Title of Each Issue            Amount           Issue       at December 31,  at December 31,
                                                                           1993           1993 (1)


   Olympia and York,
     Senior First Mortgage Notes,    $4,758,000       $4,752,000      $3,485,000(2)     $3,485,000
     due March 20, 1999



   Shares of Real Estate
     Investment Trusts                      ---         887,000          523,000          523,000
                                      ----------       ----------     ----------         ----------


                                     $4,758,000       $5,639,000      $4,008,000        $4,008,000
                                      ==========       ==========     ==========         ==========




    (1)  The components of this balance are reflected as investments in the consolidated balance sheet of the Trust as of December 31, 1993.


    (2) This balance, which is net of a 1992 writedown of $960,000, is management's best estimate of the realizable value of these notes.


                                       FEDERAL REALTY INVESTMENT TRUST
                                                 SCHEDULE II
                                 AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                      UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                Years ended December 31, 1993, 1992 and 1991


             Column A                     Column B        Column C        Column D        Column E
   -----------------------------         ----------      ----------      ----------      ----------
                                                                                         Balance at
                                         January 1,                                     December 31,
   Name of Debtor                           1993          Additions      Deductions         1993
   -----------------------------         ----------      ----------      ----------      ----------
   Steven J. Guttman (President            $405,000                                       $405,000 (1)
     of the Trust)                        2,685,000                                      2,685,000 (2)

   Other officers                           316,000         745,000          82,000        979,000 (1)
                                          3,303,000                                      3,303,000 (2)
                                         ----------      ----------      ----------     ----------

                                         $6,709,000        $745,000         $82,000     $7,372,000
                                         ==========      ==========      ==========     ==========


                                                                                         Balance at
                                         January 1,                                     December 31,
   Name of Debtor                           1992          Additions      Deductions         1992
   -----------------------------         ----------      ----------      ----------      ----------


   Steven J. Guttman (President            $410,000 (1)    $100,000        $105,000       $405,000 (1)
     of the Trust)                        2,911,000 (2)     152,000         378,000      2,685,000 (2)

   Other officers                           278,000 (1)      98,000          60,000        316,000 (1)

                                          3,582,000 (2)     186,000         465,000      3,303,000 (2)
                                         ----------      ----------      ----------     ----------

                                         $7,181,000        $536,000      $1,008,000     $6,709,000
                                         ==========      ==========      ==========     ==========



                                                                                         Balance at
                                         January 1,                                     December 31,
   Name of Debtor                           1991          Additions      Deductions         1991
   -----------------------------         ----------      ----------      ----------      ----------

   Steven J. Guttman (President            $534,000             ---        $124,000       $410,000 (1)
     of the Trust)                              ---       3,100,000         189,000      2,911,000 (2)

   Other officers                           118,000         220,000          60,000        278,000 (1)
                                                ---       3,814,000         232,000      3,582,000 (2)
                                         ----------      ----------      ----------     ----------

                                           $652,000      $7,134,000        $605,000     $7,181,000
                                         ==========      ==========      ==========     ==========


                                                    F-20

                                    SCHEDULE II
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
         UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                   Years ended December 31, 1993, 1992 and 1991
                     FEDERAL REALTY INVESTMENT TRUST FOOTNOTES

   (1) These notes receivable from Mr. Guttman and other officers were issued in connection with various stock grants and exercises of stock options. Certain notes are interest free and certain notes bear interest at the lesser of (i) the Trust's borrowing rate or (ii) the Trust's current indicated annual dividend rate divided by the purchase price of the shares. The notes, which are collateralized by common shares of the Trust, have maturity dates ranging from April 1994 through September 1998. The notes that were issued in connection with shares granted under the 1988 Share Bonus Plan are being forgiven over three years from issuance if the officer is still employed by the Trust. In 1991, 1992 and 1993, notes for $176,000, $60,000 and $80,000 respectively, were forgiven.


   (2) In 1991 the Share Purchase Plan was adopted by the Trustees; under the terms of this plan officers and certain employees of the Trust were offered the opportunity to purchase 446,000 common shares of the Trust with the assistance of loans of $6.7 million from the Trust. One sixteenth or $421,000, of the loans will be forgiven each year for eight years. The first sixteenth was forgiven upon purchase in January 1991, another 16th in January 1992 and the next 16th was accelerated to December 1992 from January 1993. These notes are reflected as subscriptions receivable in the consolidated balance sheet of the Trust as of December 31, 1993 and 1992. In connection with this plan, the Trust loaned the participants an additional $338,000 in 1992 and $169,000 in 1991 to pay the taxes due in connection with the plan. The purchase loans and the tax loans, which are collateralized by the common shares purchased, bear interest at 9.39% and are due approximately eight years from issuance.

                                        FEDERAL REALTY INVESTMENT TRUST
                              SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1993

        COLUMN A                       COLUMN B       COLUMN C                      COLUMN D
   -------------------------------------------------------------------------------------------------
                                               Initial cost to company              Cost Capitalized
                                                                       Building and  Subsequent to
        Descriptions                  Encumbrance        Land          Improvements   Acquisition
   -------------------------------------------------------------------------------------------------
   ALLWOOD (New Jersey)                $3,579,000     $                 $3,920,000         $94,000
   ANDORRA (Pennsylvania)                                2,432,000      12,346,000       1,235,000
   BALA CYNWYD (Pennsylvania)                            2,986,000      14,000,000         298,000
   BARRACKS ROAD (Virginia)            22,377,000        4,363,000      16,459,000       8,121,000
   BETHESDA ROW (Maryland)             12,576,000                       18,823,000
   BLUESTAR (New Jersey)               27,314,000                       29,922,000         680,000
   BRAINERD VILLAGE (Tennessee)                          1,920,000       8,006,000       1,707,000
   BRICK PLAZA (New Jersey)            21,362,000                       24,715,000       2,459,000
   BRUNSWICK (New Jersey)              11,370,000                       12,456,000         529,000
   CLIFTON (New Jersey)                 3,328,000                        3,646,000          69,000
   CONGRESSIONAL PLAZA (Maryland)                        2,793,000       7,424,000       2,857,000
   CROSSROADS (Illinois)                                 4,635,000      11,611,000         187,000
   DEDHAM PLAZA (Massachusetts)                         12,369,000      12,918,000
   EASTGATE (North Carolina)                             1,608,000       5,775,000       4,040,000
   ELLISBURG CIRCLE (New Jersey)                         4,028,000      11,309,000       5,021,000
   FALLS PLAZA (Virginia)               4,449,000          530,000         735,000       1,179,000
   FEASTERVILLE (Pennsylvania)          1,032,000                        1,600,000       2,144,000
   FEDERAL PLAZA (Maryland)            29,457,000       10,216,000      17,895,000      31,046,000
   FLOURTOWN (Pennsylvania)                                347,000       1,806,000         788,000
   GAITHERSBURG SQUARE (Maryland)                        7,701,000       5,271,000         219,000
   GOVERNOR PLAZA (Maryland)                             2,068,000       4,905,000       9,817,000
   HAMILTON (New Jersey)                4,933,000                        5,405,000       1,105,000
   HUNTINGTON (New York)               14,612,000                       16,008,000       2,871,000
   LANCASTER (Pennsylvania)             1,462,000                        2,103,000       1,850,000

   LANGHORNE SQUARE (Pennsylvania)                         720,000       2,974,000       8,060,000
   LAUREL (Maryland)                                     7,458,000      22,525,000      10,248,000
   LAWRENCE PARK (Pennsylvania)         4,898,000                        7,160,000       4,534,000
   LOEHMANN'S PLAZA (Virginia)          6,642,000        1,237,000      15,096,000       4,099,000
   MID PIKE PLAZA (Maryland)           10,041,000                       10,335,000       4,670,000
   NORTH CITY PLAZA (Pennsylvania)                         325,000       2,175,000         455,000
   NORTHEAST (Pennsylvania)             4,900,000        1,152,000      10,596,000       6,710,000
   NORTHEAST PLAZA (Georgia)                             6,930,000      26,236,000       5,085,000
   OLD KEENE MILL (Virginia)            7,294,000          638,000         998,000       1,806,000
   PAN AM SHOPPING CENTER (Virginia)                     8,694,000      12,929,000       1,051,000
   PERRING PLAZA (Maryland)                              2,800,000       6,461,000      13,583,000
   ROSEVILLE (Michigan)                                    525,000       1,601,000       1,958,000
   QUINCE ORCHARD PLAZA (Maryland)                       3,197,000       7,949,000         644,000
   ROLLINGWOOD APTS. (Maryland)                            552,000       2,246,000       2,982,000
   RUTGERS (New Jersey)                13,171,000                       14,429,000          95,000
   SHILLINGTON (Pennsylvania)             884,000                        1,387,000       1,566,000
   TOWN & COUNTRY (Louisiana)                            1,326,000       3,440,000         506,000
   TOWN & COUNTRY (Illinois)                               904,000       2,483,000       4,913,000
   TROY (New Jersey)                    3,346,000                        5,193,000       4,506,000
   TYSONS STATION (Virginia)            4,412,000          388,000         453,000       2,237,000
   WESTFALLS (Virginia)                 5,106,000          538,000         535,000       1,781,000
   WILDWOOD (Maryland)                                   9,135,000       1,061,000       4,669,000
   WILLIAMSBURG (Virginia)                               2,758,000       7,160,000       1,935,000
   WILLOW GROVE (Pennsylvania)                           1,600,000       6,643,000      15,127,000
   WILLOW LAWN (Virginia)                                3,192,000       7,723,000      35,641,000
   -----------------------------------------------------------------------------------------------
   TOTALS                            $218,545,000     $112,065,000    $428,846,000    $217,177,000
                                     ============     ============    ============    ============

                                        FEDERAL REALTY INVESTMENT TRUST
                              SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1993
                                                   (cont'd)

        COLUMN A                       COLUMN E                                              COLUMN F
   --------------------------------------------------------------------------------------------------------
                                                   Gross amount at which
                                                carried at close of period                   Accumulated
                                                               Building and                Depreciation and
        Descriptions                   Land                    Improvements     Total        Amortization
   --------------------------------------------------------------------------------------------------------
   ALLWOOD (New Jersey)             $                           $4,014,000      $4,014,000      $575,000
   ANDORRA (Pennsylvania)              2,432,000                13,581,000      16,013,000     2,224,000
   BALA CYNWYD (Pennsylvania)          2,986,000                14,298,000      17,284,000       111,000
   BARRACKS ROAD (Virginia)            4,363,000                24,580,000      28,943,000     6,581,000
   BETHESDA ROW (Maryland)                                      18,823,000      18,823,000
   BLUESTAR (New Jersey)                                        30,602,000      30,602,000     4,438,000
   BRAINERD VILLAGE (Tennessee)        1,920,000                 9,713,000      11,633,000     2,007,000
   BRICK PLAZA (New Jersey)                                     27,174,000      27,174,000     3,115,000
   BRUNSWICK (New Jersey)                                       12,985,000      12,985,000     1,866,000
   CLIFTON (New Jersey)                                          3,715,000       3,715,000       521,000
   CONGRESSIONAL PLAZA (Maryland)      2,793,000                10,281,000      13,074,000     7,276,000
   CROSSROADS (Illinois)               4,635,000                11,798,000      16,433,000       150,000
   DEDHAM PLAZA (Massachusetts)       12,369,000                12,918,000      25,287,000
   EASTGATE (North Carolina)           1,608,000                 9,815,000      11,423,000     2,359,000
   ELLISBURG CIRCLE (New Jersey)       4,028,000                16,330,000      20,358,000       426,000
   FALLS PLAZA (Virginia)                530,000                 1,914,000       2,444,000     1,345,000
   FEASTERVILLE (Pennsylvania)                                   3,744,000       3,744,000     2,265,000
   FEDERAL PLAZA (Maryland)           10,216,000                48,941,000      59,157,000     4,295,000
   FLOURTOWN (Pennsylvania)              347,000                 2,594,000       2,941,000     1,041,000
   GAITHERSBURG SQUARE (Maryland)      7,701,000                 5,490,000      13,191,000       105,000
   GOVERNOR PLAZA (Maryland)           2,068,000                14,722,000      16,790,000     3,342,000
   HAMILTON (New Jersey)                                         6,510,000       6,510,000       996,000

   HUNTINGTON (New York)                                        18,879,000      18,879,000     2,443,000
   LANCASTER (Pennsylvania)                                      3,953,000       3,953,000     2,090,000
   LANGHORNE SQUARE (Pennsylvania)       720,000                11,034,000      11,754,000     2,433,000
   LAUREL (Maryland)                   7,458,000                32,773,000      40,231,000     6,519,000
   LAWRENCE PARK (Pennsylvania)                                 11,694,000      11,694,000     6,985,000
   LOEHMANN'S PLAZA (Virginia)         1,248,000                19,184,000      20,432,000     6,092,000
   MID PIKE PLAZA (Maryland)                                    15,005,000      15,005,000     4,647,000
   NORTH CITY PLAZA (Pennsylvania)       325,000                 2,630,000       2,955,000       598,000
   NORTHEAST (Pennsylvania)            1,152,000                17,306,000      18,458,000     3,839,000
   NORTHEAST PLAZA (Georgia)           6,933,000                31,318,000      38,251,000     7,000,000
   OLD KEENE MILL (Virginia)             638,000                 2,804,000       3,442,000     1,571,000
   PAN AM SHOPPING CENTER (Virginia)   8,694,000                13,980,000      22,674,000       332,000
   PERRING PLAZA (Maryland)            2,800,000                20,044,000      22,844,000     2,969,000
   ROSEVILLE (Michigan)                  525,000                 3,559,000       4,084,000     1,329,000
   QUINCE ORCHARD PLAZA (Maryland)     3,197,000                 8,593,000      11,790,000       162,000
   ROLLINGWOOD APTS. (Maryland)          572,000                 5,208,000       5,780,000     3,255,000
   RUTGERS (New Jersey)                                         14,524,000      14,524,000     2,071,000
   SHILLINGTON (Pennsylvania)                                    2,953,000       2,953,000     1,447,000
   TOWN & COUNTRY (Louisiana)          1,326,000                 3,946,000       5,272,000       340,000
   TOWN & COUNTRY (Illinois)             904,000                 7,396,000       8,300,000     4,901,000
   TROY (New Jersey)                                             9,699,000       9,699,000     4,408,000
   TYSONS STATION (Virginia)             475,000                 2,603,000       3,078,000     2,069,000
   WESTFALLS (Virginia)                  559,000                 2,295,000       2,854,000     1,409,000
   WILDWOOD (Maryland)                 9,135,000                 5,730,000      14,865,000     3,849,000
   WILLIAMSBURG (Virginia)             2,758,000                 9,095,000      11,853,000     2,282,000
   WILLOW GROVE (Pennsylvania)         1,600,000                21,770,000      23,370,000     5,282,000
   WILLOW LAWN (Virginia)              3,192,000                43,364,000      46,556,000     9,685,000
   ------------------------------------------------------------------------------------------------------
   TOTALS                           $112,207,000              $645,881,000    $758,088,000   $135,045,000
                                    ============              ============    ============   ============

                                        FEDERAL REALTY INVESTMENT TRUST
                              SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1993
                                                   (cont'd)

        COLUMN A                         COLUMN G        COLUMN H           COLUMN I
   -----------------------------------------------------------------------------------------
                                                                          Life on which
                                            Date                      depreciation in latest
                                             of            Date         income statements
        Descriptions                     Construction    Acquired          is computed
   -----------------------------------------------------------------------------------------
   ALLWOOD (New Jersey)                     1958         12/12/88            35 years
   ANDORRA (Pennsylvania)                   1953         01/12/88            35 years
   BALA CYNWYD (Pennsylvania)               1955         09/22/93            35 years
   BARRACKS ROAD (Virginia)                 1958         12/31/85            35 years
   BETHESDA ROW (Maryland)               1945-1991       12/31/93            35 years
   BLUESTAR (New Jersey)                    1959         12/12/88            35 years
   BRAINERD VILLAGE (Tennessee)             1960         12/31/87            35 years
   BRICK PLAZA (New Jersey)                 1958         12/28/89            35 years
   BRUNSWICK (New Jersey)                   1957         12/12/88            35 years
   CLIFTON (New Jersey)                     1959         12/12/88            35 years
   CONGRESSIONAL PLAZA (Maryland)           1965         04/01/65            20 years
   CROSSROADS (Illinois)                    1959         07/19/93            35 years
   DEDHAM PLAZA (Massachusetts)             1959         12/31/93            35 years
   EASTGATE (North Carolina)                1963         12/18/86            35 years
   ELLISBURG CIRCLE (New Jersey)            1959         10/16/92            35 years
   FALLS PLAZA (Virginia)                   1962         09/30/67          22 3/4 years
   FEASTERVILLE (Pennsylvania)              1958         07/23/80            20 years
   FEDERAL PLAZA (Maryland)                 1970         06/29/89            35 years
   FLOURTOWN (Pennsylvania)                 1957         04/25/80            30 years
   GAITHERSBURG SQUARE (Maryland)           1966         04/22/93            35 years
   GOVERNOR PLAZA (Maryland)                1963         10/01/85            35 years
   HAMILTON (New Jersey)                    1961         12/12/88            35 years

   HUNTINGTON (New York)                    1962         12/12/88            35 years
   LANCASTER (Pennsylvania)                 1958         04/24/80            22 years
   LANGHORNE SQUARE (Pennsylvania)          1966         01/31/85            35 years
   LAUREL (Maryland)                        1956         08/15/86            35 years
   LAWRENCE PARK (Pennsylvania)             1972         07/23/80            22 years
   LOEHMANN'S PLAZA (Virginia)              1971         07/21/83            35 years
   MID PIKE PLAZA (Maryland)                1963         05/18/82            35 years
   NORTH CITY PLAZA (Pennsylvania)          1972         10/01/87            35 years
   NORTHEAST (Pennsylvania)                 1959         08/30/83            35 years
   NORTHEAST PLAZA (Georgia)                1952         12/31/86            35 years
   OLD KEENE MILL (Virginia)                1968         06/15/76          33 1/3 years
   PAN AM SHOPPING CENTER (Virginia)        1979         02/05/93            35 years
   PERRING PLAZA (Maryland)                 1963         10/01/85            35 years
   ROSEVILLE (Michigan)                     1964         03/29/73          25 3/4 years
   QUINCE ORCHARD PLAZA (Maryland)          1975         04/22/93            35 years
   ROLLINGWOOD APTS. (Maryland)             1960         01/15/71            25 years
   RUTGERS (New Jersey)                     1973         12/12/88            35 years
   SHILLINGTON (Pennsylvania)               1956         07/23/80            20 years
   TOWN & COUNTRY (Louisiana)               1974         12/31/90            35 years
   TOWN & COUNTRY (Illinois)                1968         10/15/73            25 years
   TROY (New Jersey)                        1966         07/23/80            22 years
   TYSONS STATION (Virginia)                1954         01/17/78            17 years
   WESTFALLS (Virginia)                     1960         10/05/72            25 years
   WILDWOOD (Maryland)                      1958         05/05/69          33 1/3 years
   WILLIAMSBURG (Virginia)                  1961         04/30/86            35 years
   WILLOW GROVE (Pennsylvania)              1953         11/20/84            35 years
   WILLOW LAWN (Virginia)                   1957         12/05/83            35 years


                          FEDERAL REALTY INVESTMENT TRUST
                                    SCHEDULE XI
                      SUMMARY OF REAL ESTATE AND ACCUMULATED
                             DEPRECIATION - CONTINUED
                        Three Years Ended December 31, 1993

                           Reconciliation of Total Cost
                           ----------------------------

   Balance, January 1, 1991                             $555,879,000
     Additions during period
        Acquisitions                                         281,000
        Improvements                                      20,725,000
     Deduction during period - condemnation of
     land and miscellaneous retirements                 (10,829,000)
                                                        ------------

   Balance, December 31, 1991                            566,056,000
     Additions during period
        Acquisitions                                      24,591,000
        Improvements                                      18,991,000
     Deduction during period - disposition
     of property and miscellaneous retirements          (10,771,000)
                                                        ------------

   Balance, December 31, 1992                            598,867,000
     Additions during period
        Acquisitions                                     123,083,000
        Improvements                                      37,110,000
     Deduction during period - disposition
     of property and miscellaneous retirements             (972,000)
                                                        ------------

   Balance, December 31, 1993                           $758,088,000
                                                        ============

   (A) For Federal tax purposes, the aggregate cost basis is approximately $654,138,000 as of December 31, 1993.

                          FEDERAL REALTY INVESTMENT TRUST
                                    SCHEDULE XI
                      SUMMARY OF REAL ESTATE AND ACCUMULATED
                             DEPRECIATION - CONTINUED
                        Three Years Ended December 31, 1993

            Reconciliation of Accumulated Depreciation and Amortization


   Balance, January 1, 1991                              $78,596,000
     Additions during period
        Depreciation and amortization expense             19,946,000
     Deductions during period - disposition of
     property and miscellaneous retirements              (2,853,000)
                                                        ------------

   Balance, December 31, 1991                             95,689,000
     Additions during period
        Depreciation and amortization expense             20,589,000
     Deductions during period - disposition of
     property and miscellaneous retirements              (3,096,000)
                                                       -------------

   Balance, December 31, 1992                            113,182,000
     Additions during period
        Depreciation and amortization expense             22,643,000
     Deductions during period - miscellaneous
     retirements                                           (780,000)
                                                        ------------

   Balance, December 31, 1993                           $135,045,000
                                                        ============

                                        FEDERAL REALTY INVESTMENT TRUST

                                                 SCHEDULE XII
                                         MORTGAGE LOANS ON REAL ESTATE

                                         Year Ended December 31, 1993


        Column A        Column B       Column C        Column D      Column E      Column F      Column G
    ---------------  -------------- -------------- ---------------  -----------  ------------   ----------
                                                                                                 Carrying
     Description of  Interest Rate  Maturity Date  Periodic Payment              Face Amount    Amount of
          Lien       -------------- --------------      Terms       Prior Liens  of Mortgages Mortgages (1)
    ---------------                                ---------------  -----------  ------------   ----------


   Second mortgage  11% on $700,000    May 1996   Interest accrues      ---       $700,000      $700,000
   on shopping                                    monthly with
   center in                                      payment deferred
   Delaware

   Leasehold              10%       December 2003 Interest only         ---      10,000,000   10,000,000(2)
   mortgage on                                    monthly;
   shopping center                                $10,000,000
   in New Jersey                                  balloon payment
                                                  December 2003

   Mortgage on            10%        January 1994 Interest only         ---       4,020,000    3,171,000(3)
   shopping center                                monthly; balloon
   in New Jersey                                  payment January   ----------  --------------  ----------
                                                  1994
                                                                        ---      $14,720,000   $13,871,000
                                                                    ==========  ============== ===========


   1)  For Federal tax purposes, the aggregate tax basis is approximately $13,803,000 as of December 31,
       1993.

   2)  This mortgage is extendable for up to 45 years with interest increasing to a maximum of 11%.
   3)  This mortgage is available for up to $4,020,000.  At December 31, 1992,  $3,124,000 was
       outstanding.


                          FEDERAL REALTY INVESTMENT TRUST

                                   SCHEDULE XII

                     MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                        Three Years Ended December 31, 1993

                         Reconciliation of Carrying Amount



   Balance, January 1, 1991                              $16,676,000
     Additions during period
        Increase in existing loan                            135,000
     Deductions during period
        Collections of principal                            (62,000)
                                                        ------------

   Balance, December 31, 1991                             16,749,000
     Additions during period
        Increase in existing loan                             11,000
     Deductions during period
        Collections of principal                            (67,000)
                                                        ------------

   Balance, December 31, 1992                             16,693,000
     Additions during period
        Increase in existing loan                             47,000
     Deductions during period
        First trust on wrap mortgage
          transferred to borrower                        (2,801,000)
        Collections of principal                            (68,000)
                                                        ------------

   Balance, December 31, 1993                            $13,871,000
                                                        ============

   Report of Independent Certified Public Accountants on Supplemental Information

   Trustees and Shareholders
   Federal Realty Investment Trust

   In connection with our audit of the consolidated financial statements of Federal Realty Investment Trust referred to in our report dated February 14, 1994 which is incorporated by reference in Part II of this form, we have also audited Schedule I as of December 31, 1993 and Schedules II, XI and XII as of December 31, 1993 and for each of the three years then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


   Grant Thornton
   Washington, D.C.
   February 14, 1994

                                 CREDIT AGREEMENT

                           dated as of February 11, 1994

                                      between

                          FEDERAL REALTY INVESTMENT TRUST

                                        and

                                 MELLON BANK, N.A.

   ___________________________________________________________________________

                                 TABLE OF CONTENTS

                                                                       Page No.

                                     ARTICLE I

                              DEFINITIONS  . . . . . . . . . . . . . . . .    1
   Section 1.1.     Definitions  . . . . . . . . . . . . . . . . . . . . .    1
   Section 1.2.     Accounting Term and Determinations.  . . . . . . . . .    6

                                    ARTICLE II

                              THE ADVANCES . . . . . . . . . . . . . . . .    6
   Section 2.1.     The Advances . . . . . . . . . . . . . . . . . . . . .    6
   Section 2.2.     Method of Borrowing. . . . . . . . . . . . . . . . . .    6
   Section 2.3.     The Note.  . . . . . . . . . . . . . . . . . . . . . .    7
   Section 2.4.     Interest Rates . . . . . . . . . . . . . . . . . . . .    7
   Section 2.5.     Method of Electing Interest Rates  . . . . . . . . . .    7
   Section 2.6.     Prepayment of Advances . . . . . . . . . . . . . . . .    9
   Section 2.7.     Late Charges . . . . . . . . . . . . . . . . . . . . .    9
   Section 2.8.     Non-Usage Fee  . . . . . . . . . . . . . . . . . . . .   10
   Section 2.9.     General Provisions as to Payments  . . . . . . . . . .   10
   Section 2.10.    Extension of the Line of Credit Period . . . . . . . .   10
   Section 2.11.    Funding Losses . . . . . . . . . . . . . . . . . . . .   10
   Section 2.12.    Optional Termination or Reduction of the Line
                              of Credit Commitment . . . . . . . . . . . .   11
   Section 2.13.    Incorporation by Reference . . . . . . . . . . . . . .   11

                                    ARTICLE III

                              CONDITIONS TO ADVANCES . . . . . . . . . . .   11
   Section 3.1.     Conditions to the First Advance  . . . . . . . . . . .   11
   Section 3.2.     Conditions to Each Advance . . . . . . . . . . . . . .   13

                                    ARTICLE IV

                                                                       Page No.


                              REPRESENTATIONS AND WARRANTIES . . . . . . .   13
   Section 4.1.     Existence and Power  . . . . . . . . . . . . . . . . .   13
   Section 4.2.     Authorization; Non-Contravention . . . . . . . . . . .   13
   Section 4.3.     Binding Effect . . . . . . . . . . . . . . . . . . . .   14
   Section 4.4.     Litigation . . . . . . . . . . . . . . . . . . . . . .   14
   Section 4.5.     Filings  . . . . . . . . . . . . . . . . . . . . . . .   14
   Section 4.6.     Financial Information  . . . . . . . . . . . . . . . .   14
   Section 4.7.     ERISA Compliance . . . . . . . . . . . . . . . . . . .   15
   Section 4.8.     Environmental Compliance . . . . . . . . . . . . . . .   15
   Section 4.9.     Regulation U . . . . . . . . . . . . . . . . . . . . .   16

                                     ARTICLE V

                              FINANCIAL COVENANTS  . . . . . . . . . . . .   16
   Section 5.1.     Certain Definitions. . . . . . . . . . . . . . . . . .   16
   Section 5.2.     Minimum Shareholders' Equity . . . . . . . . . . . . .   17
   Section 5.3.     Total Liabilities to Shareholders' Equity Ratio  . . .   17
   Section 5.4.     Minimum Funds From Operations  . . . . . . . . . . . .   17
   Section 5.5      Limitation on Dividends  . . . . . . . . . . . . . . .   17

                                    ARTICLE VI

                              ADDITIONAL COVENANTS OF THE BORROWER . . . .   17
   Section 6.1.     Information  . . . . . . . . . . . . . . . . . . . . .   17
   Section 6.2      Payment of Obligations . . . . . . . . . . . . . . . .   19
   Section 6.3.     Maintenance of Property; Insurance . . . . . . . . . .   20
   Section 6.4.     Conduct of Business and Maintenance of Existence . . .   20
   Section 6.5.     Compliance with Laws . . . . . . . . . . . . . . . . .   20
   Section 6.6.     Accounting; Inspection of Property, Books and Records    20
   Section 6.7.     Restriction on Debt  . . . . . . . . . . . . . . . . .   21
   Section 6.9.     Consolidations, Mergers and Sales of Assets  . . . . .   21
   Section 6.10     Transactions with Affiliates . . . . . . . . . . . . .   21
   Section 6.11.    Transactions with Other Persons  . . . . . . . . . . .   22
   Section 6.12     ERISA Matters  . . . . . . . . . . . . . . . . . . . .   22

                                                                       Page No.


   Section 6.13     Environmental Matters  . . . . . . . . . . . . . . . .   22
   Section 6.14     Pro-Rata Borrowing and Repayment . . . . . . . . . . .   23
   Section 6.15     Confession of Judgment . . . . . . . . . . . . . . . .   23
   Section 6.16     Use of Proceeds. . . . . . . . . . . . . . . . . . . .   23
   Section 6.17     Independence of Covenants  . . . . . . . . . . . . . .   23

                                    ARTICLE VII

                              DEFAULTS . . . . . . . . . . . . . . . . . .   23
   Section 7.1      Events of Default  . . . . . . . . . . . . . . . . . .   23
   Section 7.2.     Other Remedies . . . . . . . . . . . . . . . . . . . .   26
   Section 7.3.     Inspection of Properties . . . . . . . . . . . . . . .   26

                                   ARTICLE VIII

                              CHANGE IN CIRCUMSTANCES
                              AFFECTING EURO-DOLLAR-BASED ADVANCES . . . .   27
   Section 8.1.     Basis for Determining Adjusted London Interbank Offered
                              Rate Inadequate or Unfair  . . . . . . . . .   27
   Section 8.2.     Illegality . . . . . . . . . . . . . . . . . . . . . .   27
   Section 8.3.     Increased Cost and Reduced Return  . . . . . . . . . .   28
   Section 8.4.     Suspension of Advances . . . . . . . . . . . . . . . .   30

                                    ARTICLE IX

                              MISCELLANEOUS  . . . . . . . . . . . . . . .   30
   Section 9.1.     Notices  . . . . . . . . . . . . . . . . . . . . . . .   30
   Section 9.2.     No Waivers . . . . . . . . . . . . . . . . . . . . . .   30
   Section 9.3.     Expenses . . . . . . . . . . . . . . . . . . . . . . .   30
   Section 9.4.     Indemnification  . . . . . . . . . . . . . . . . . . .   31
   Section 9.5.     Right of Set-Off . . . . . . . . . . . . . . . . . . .   32
   Section 9.6.     Amendments and Waivers . . . . . . . . . . . . . . . .   33
   Section 9.7.     Successors and Assigns . . . . . . . . . . . . . . . .   33
   Section 9.8.     Governing Law. . . . . . . . . . . . . . . . . . . . .   34

                                                                       Page No.


   Section 9.9.     Counterparts; Effectiveness  . . . . . . . . . . . . .   34
   Section 9.10.    Waiver of Jury Trial; Submission to Jurisdiction . . .   34
   Section 9.11.    Waiver of Personal Liability . . . . . . . . . . . . .   35
   Section 9.12.    Entire Agreement . . . . . . . . . . . . . . . . . . .   35


   SCHEDULE 1.1- AUTHORIZED PERSONS
   SCHEDULE 4.8- . . . . . . . . .

   EXHIBIT A-FORM OF NOTE
   EXHIBIT B-FORM OF BORROWER'S COUNSEL OPINION

   A6431.A(BF)




                                 CREDIT AGREEMENT

      This CREDIT AGREEMENT (as amended, supplemented or modified from time to time, this "Agreement") is dated as of February 11, 1994 and is between FEDERAL REALTY INVESTMENT TRUST, a District of Columbia unincorporated business trust (the "Borrower"), and MELLON BANK, N.A., a national banking association (the "Bank").

      The parties hereto agree as follows:


                                     ARTICLE I

                                    DEFINITIONS

      Section 1.1. Definitions. The following terms, as used herein, have the following meanings:

      "Adjusted London Interbank Offered Rate" means, for any Interest Period, a rate per annum equal to the quotient obtained (rounded upwards, if necessary, to the next higher 1/100 of 1%) by dividing (i) the applicable London Interbank Offered Rate by (ii) 1.00 minus the applicable Euro-Dollar Reserve Percentage.

      "Advances" has the meaning set forth in Section 2.1.

      "Affiliate" means (i) any Person that directly, or indirectly through one or more intermediaries, controls the Borrower or (ii) any Person (other than the Borrower) that is controlled by or is under common control with such controlling Person (the term "control" meaning the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise).

      "Authorized Person" means any of the officers of the Borrower identified on Schedule 1.1 or any other officer of the Borrower identified in a borrowing resolution delivered to and accepted by the Bank.

      "Available Amount" means, as of any date, $15,000,000 minus the aggregate unpaid principal amount of Advances outstanding on such date.

      "Business Day" means (i) when used with respect to Advances that bear or are to bear interest at the Prime-Based Rate, any day except a Saturday, Sunday or other day on which commercial banks in Pittsburgh, Pennsylvania are authorized by law to close and (ii) when used with respect to Advances that bear or are to bear interest at the Euro-Dollar-Based Rate, any day described in clause (i) above on which commercial banks are open for international business (including dealings in dollar deposits) in London.

      "CERCLA" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (42 U.S.C. Section 9601 et seq.), as amended by the Superfund Amendment and Reauthorization Act of 1986 and as otherwise amended from time to time.

      "Code" means the Internal Revenue Code of 1986, as amended.

      "Controlled  Group"   means  all   members  of  a   controlled  group   of
   corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower, are treated as a single employer under Section 414(b) or 414(c) of the Code.

      "Debt"  means,   with  respect  to  any   Person  at   any  date,  without
   duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, (iv) all obligations of such Person as lessee under capital leases, (v) all obligations of such Person to purchase securities or other property which arise out of or in connection with the sale of the same or substantially similar securities or property, (vi) the stated amount of all letters of credit and similar
   instruments  issued   for  the  account   of  such  Person   (including  all
   unreimbursed draws), (vii) all obligations of others secured by a Lien on any asset of such Person, whether or not such obligation is assumed by such Person, and (viii) all obligations of others guaranteed by such Person.

      "Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

      "Effective Date" means the date on which this Agreement becomes effective in accordance with Section 9.9.

      "Environmental   Requirements"  means   all  federal,   state  and   local
   environmental   laws   (including,  without   limitation,   CERCLA),  rules,
   regulations and orders regulating, relating to or imposing liability or standards of conduct concerning any Hazardous Materials.

      "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

      "Euro-Dollar-Based Advance" means an Advance that bears interest at the Euro-Dollar-Based Rate.

      "Euro-Dollar-Based Rate" means a rate of interest based on the Adjusted London Interbank Offered Rate as provided in Section 2.4(b).

      "Euro-Dollar Reserve Percentage" for any day shall mean the percentage (expressed as a decimal, rounded upward to the nearest 1/100 of 1%), as determined in good faith by the Bank (which determination shall be conclusive), which is in effect on such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) representing the maximum reserve requirement (including, without imitation, supplemental, marginal and emergency reserve requirements) with respect to eurocurrency funding (currently referred to as "Eurocurrency liabilities") of a member bank in such System. The Adjusted London Interbank Offered Bank shall be adjusted automatically as of the effective date of each change in the Euro-Dollar Reserve Percentage.

      "Euro-Rate Interest Period" shall mean a period of one, two, three or six months for which maker has selected the Euro-Rate Option to apply to a Euro-
   Rate  Segment.   Each  Euro-Rate  Interest Period  shall  begin on  a London
   Business Day, and the term "month", when used in connection with a Euro-Rate Interest Period shall be construed in accordance with prevailing practices in the Interest Period, as determined in good faith by Bank (which determination shall be conclusive).

      "Event of Default" has the meaning set forth in Section 7.1.

      "GAAP"  means  generally accepted  accounting  principles  in  the  United
   States.

      "Hazardous Material" means (i) "hazardous wastes," as defined by the Resource Conservation and Recovery Act of 1976, as amended from time, (ii) "hazardous substances," as defined by CERCLA, (iii) "toxic substances," as defined by the Toxic Substances Control Act, as amended from time to time,
   (iv)  "hazardous   materials,"  as   defined  by  the   Hazardous  Materials
   Transportation Act, as amended from time to time, (v) asbestos, oil or other
   petroleum   products,   radioactive   materials,  urea   formaldehyde   foam
   insulation, radon gas and transformers or other equipment that contains dielectric fluid containing polychlorinated biphenyls and (vi) any substance whose presence is detrimental or hazardous to health or the environment.

      "Interest Period" means, with respect to each election of the Euro-Dollar-Based Rate, the period commencing on the effective date of such borrowing and ending one, two, three or six months thereafter, as specified in the notice of such election; provided, however, that (i) any such period that would otherwise end on a day that is not a Business Day shall be extended to the next succeeding Business Day unless such Business Day falls in another calendar month (in which case such period shall end on the next preceding Business Day), (ii) any such period that begins on the last Business Day of a calendar month shall, subject to clause (iii) below, end on the last Business Day of a calendar month and (iii) no such period shall end after the Termination Date.

      "Lien" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such asset (including the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset).

      "Line of Credit Commitment" has the meaning set forth in Section 2.1.

      "Line of Credit Period" means the period from and including the Effective Date to but excluding the Termination Date.

      "London Interbank Offered Rate" means, for any Interest Period, the rate of interest designated as the British Banker's Association settlement rate that appears on the display on page 3750 (under the caption "USD" of the Telerate Services, Incorporated screen or on such other display as may replace such page) as of 11:00 A.M. (London Time) two Business Days before the first day of such Interest Period as the rate per annum for deposits in dollars in the London interbank market for a period of time comparable to such Interest Period; provided, however, that if no offered quotations appear on the Telerate Services, Incorporated screen or if quotations are not given on such screen for a period of time comparable to such Interest Period, then the London Interbank Offered Rate applicable to such Interest Period shall be the rate of interest determined by the Bank to be the prevailing rate per annum quoted to it at approximately 10:00 A.M. (Eastern
   Time) two Business Days before the first day of such Interest Period by two or more New York Euro-Dollar deposit dealers of recognized standing selected by the Bank for the offering of dollar deposits to the Bank by leading banks in the London interbank market for a period of time comparable to such Interest Period and in an amount approximately equal to the principal amount of the Advance to which such Interest Period is to apply.

      "Note" has the meaning set forth in Section 2.3.

      "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

      "Person"  means   an  individual,   a  corporation,   a  partnership,   an
   association, a trust, a limited liability company or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

      "Plan" means, at any time, an employee pension benefit plan that is covered by Title IV of ERISA or is subject to the minimum funding standards under Section 412 of the Code and is either (i) maintained by a member of the Controlled Group for employees of a member or members of the Controlled Group or (ii) maintained pursuant to a collective bargaining agreement or any other arrangement under which more than one employer makes contributions and to which a member of the Controlled Group is then making or accruing an obligation to make contributions or has within the preceding five plan years made contributions.

      "Prime-Based Advance" means an Advance that bears or is to bear interest at the Prime-Based Rate.

      "Prime-Based Rate" means a rate of interest based on the Prime Rate as provided in Section 2.4(a).

      "Prime Rate" means the interest rate per annum announced from time to time by the Bank as its prime rate. The prime rate may be greater or less than other interest rates charged by the Bank to other borrowers and is not solely based or dependent upon the interest rate which the Bank may charge any particular borrower or class of borrowers.

      "Release" means any disposing of, discharging, injecting, spilling, leaking, pumping, pouring, leaching, dumping, emitting, escaping, emptying, seeping, placing or the like onto or upon any land, water or air or otherwise entering the environment.

      "Revolving Credit Bank" has the meaning set forth in Section 6.8.

      "Termination Date" means the later of (i) three years from the Effective Date or (ii) the date to which the Line of Credit Period has been extended pursuant to Section 2.10.

      "Unfunded Vested Liabilities" means, with respect to any Plan at any time, the amount, if any, by which (i) the present value of all vested nonforfeitable benefits under such Plan exceeds (ii) the fair market value of all Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of a member of the Controlled Group to the PBGC or the Plan under Title IV or ERISA.

      Section 1.2. Accounting Term and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, and all accounting determinations required hereunder shall be made and all financial statements delivered hereunder shall be prepared in accordance with GAAP as in effect from time to time, applied on a basis consistent (except for changes concurred in by the Borrower's independent public accountants) with the most recent financial statements of the Borrower delivered to the Bank.


                                    ARTICLE II

                                   THE ADVANCES

      Section 2.1. The Advances. The Bank agrees, on the terms and conditions set forth in this Agreement, from time to time on any Business Day during the Line of Credit Period, to make one or more loans to the Borrower in an aggregate principal amount not to exceed the Available Amount as of such Business Day (the "Line of Credit Commitment"). Each of the loans made to the Borrower pursuant to this Section 2.1 (the "Advances") shall be in an amount equal to $5,000 or an integral multiple thereof. The Borrower may, within the foregoing limits, borrow amounts under this Section 2.1, repay such amounts at maturity in accordance with Section 2.5, prepay such amounts in accordance with Section 2.6 and reborrow amounts under this Section 2.1.

      Section 2.2. Method of Borrowing. The Borrower may request loans pursuant to Section 2.1 by giving the Bank notice (which notice may be given by telephone by an Authorized Person if promptly confirmed in writing by an Authorized Person) not later than 10:00 A.M. (Eastern Time) at least two Business Days before the date of the proposed loan specifying (i) the date of the proposed loan (which must be a Business Day), (ii) the amount to be borrowed, (iii) whether the proposed loan is to bear interest at the Prime-Based Rate of the Euro-Dollar-Based Rate and (iv) in the case of a proposed loan that is to bear interest at the Euro-Dollar Based Rate, the Interest Period applicable thereto. The Bank shall (unless it determines that any applicable condition specified in this Agreement has not been satisfied) make the amount to be borrowed available to the Borrower not later than 2:00 P.M. (Eastern Time) on the date of the proposed loan by wire transfer of such funds to such account as the Borrower shall specify in its request for such Advance.

      Section 2.3. The Note. The Advances shall be evidenced by, and shall be repayable with interest in accordance with, a single note substantially in the form of Exhibit A hereto and appropriately completed (the "Note"). The Bank shall record on its books, and prior to any transfer of the Note shall make on the schedule forming a part thereof appropriate notations to evidence, the date and amount of each Advance and the date and amount of each payment of principal made by the Borrower with respect thereto; provided, however, that any failure of the Bank to make such a notation or any error therein shall not in any manner affect the obligation of the Borrower to repay the Advances in accordance with the terms of the Note. The Borrower hereby irrevocably authorizes the Bank to record such information and to make such notations.

      Section 2.4. Interest Rates.

       (a) If the Borrower elects, or this Agreement otherwise provides, that an Advance shall bear interest at the Prime-Based Rate, such Advance shall bear interest on the outstanding principal amount thereof, for each day from and including the date on which such Advance is made to but excluding the date on which such Advance is due, at a rate per annum equal to the Prime Rate for such day minus 1.00%. The Prime-Based Rate shall be adjusted automatically on and as of the effective date of any change in the Prime Rate. All such interest shall be payable on the first day of each month.

       (b) If the Borrower elects that an Advance shall bear interest at the Euro-Dollar-Based Rate, such Advance shall bear interest on the outstanding principal amount thereof, for each day during the applicable Interest Period, at a rate per annum equal to the sum of 1.00% plus the applicable Adjusted London Interback Offered Rate. All such interest shall be payable on the first day of each month.

       (c) At maturity (whether upon acceleration or otherwise), or upon the occurrence and during the continuation of an Event of default, the unpaid principal amount of and all accrued but unpaid interest on the Advances shall automatically bear interest for each day at a rate per annum equal to the sum of 4.75% plus the Adjusted London Interbank Offered Rate (assuming a one-month Interest Period) for such day.

      Section 2.5. Method of Electing Interest Rates.

      (a) Each Advance shall bear interest initially at the type of rate specified by the Borrower in the applicable notice delivered to the Bank pursuant to Section 2.2. Thereafter, the Borrower may from time to time elect to change or continue the type of interest rate applicable to such Advance (subject in each case to the provisions of Article VIII) as follows:

        (i) if such Advance is bearing interest at the Prime-Based Rate, the Borrower may elect to change the applicable rate to the Euro-Dollar-Based Rate as of any Business Day;

        (ii) if such Advance is bearing interest at the Euro-Dollar-Based Rate, the Borrower may elect to change the applicable rate to the Prime-Based Rate, or may elect to continue such Advance at the Euro-Dollar-Based Rate for an additional Interest Period, in each case beginning on the last day of the then applicable Interest Period;

        (iii) if such Advance is bearing interest at the Prime-Based Rate, the Borrower may elect to designate such Advance as any combination of Prime-

    Based Advances or Euro-Dollar-Based Advances as of any Business Day (subject to the definition of Interest Period); and

        (iv) if such Advance is bearing interest at the Euro-Dollar-Based Rate, the Borrower may elect to designate such Advance as any combination of Prime-Based Advances or Euro-Dollar-Based Advances as of the last day of the then applicable Interest Period (subject to the definition of Interest Period).

   The Borrower shall make each such election by delivering a notice to the Bank not later than 10:00 A.M. (Eastern Time) at least two Business Days before the new type of interest rate or the additional Interest Period selected in such notice is to begin.

       (b) Each notice of interest rate election delivered pursuant to subsection (a) above shall specify with respect to each outstanding Advance to which such notice applies:

        (i) the date on which the new type of interest rate or additional Interest Period selected in such notice is to begin, which shall comply with the applicable clauses of subsection (a) above;

        (ii) if the type of interest rate applicable to such Advance is to be changed, the new type of interest rate selected and, if the new rate is a Euro-Dollar-Based Rate, the duration of the initial Interest Period;

        (iii) if such Advance is currently bearing interest at the Euro-Dollar-Based Rate and such type of interest rate is to be continued for an additional Interest Period, the duration of such additional Interest Period; and

        (iv) if such Advance is to be designated as a combination of Prime-Based Advances and Euro-Dollar-Based Advances, the information specified in clauses (i) through (iii) above as to each such Prime-Based Advance and each such Euro-Dollar Based Advance.

   Each Interest Period specified in such notice of interest rate election shall comply with the provisions of the definition of Interest Period.

       (c) If the Borrower fails to deliver a timely notice of interest rate election pursuant to subsection (a) above selecting a new type of interest rate for an additional Interest Period for any Euro-Dollar-Based Advance, such Euro-Dollar-Based Advance shall bear interest at the Euro-Dollar-Based Rate (assuming a one-month Interest Period) commencing on the last day of the then current Interest Period (and continuing until the Borrower elects a different type of interest rate for such Euro-Dollar-Based Advance as provided in this Section 2.5).

      Section 2.6. Prepayment of Advances.

       (a) The Borrower may prepay the Prime-Based Advances in whole or in part at any time or from time to time by paying the principal amount to be prepaid plus accrued interest thereon to the date of prepayment.

       (b) The Borrower may prepay the Euro-Dollar-Based Advances in whole or in part at any time or from time by paying the principal amount to be prepaid plus accrued interest thereon to the date of prepayment; provided, however, that the Borrower shall reimburse the Bank on demand in accordance with Section 2.11 for any actual loss or reasonable expense incurred by the Bank as a result of the Borrower's repayment of a Euro-Dollar-Based Advance other than on the last day of the applicable Interest Period.

       (c) If on any date the aggregate unpaid principal amount of Advances outstanding on such date exceeds $15,000,000, the Borrower shall immediately prepay the Advances in an amount equal to such excess.

      Section 2.7. Late Charges. If the Borrower fails to make any payment of interest on the Advances, or fails to pay any fee or other amount due with respect to the Advances, within 10 Business Days after the date such payment was due, the Borrower shall pay to the Bank on demand a late charge equal to 5.00% of the amount of such payment. If the Borrower has not received, on or before the last day of any calendar month, a statement from the Bank setting forth the interest then due with respect to the Advances, the

   Borrower shall estimate the amount of such interest in good faith and shall pay such amount to the Bank (and the Borrower shall not incur a late charge if such amount is paid within 10 Business Days after the date such interest payment was due). If the Borrower thereafter receives a statement from the Bank setting forth the interest then due with respect to the Advances and the amount of such interest exceeds the estimated payment made by the Borrower, the Borrower shall, upon its receipt of such statement, pay an amount equal to such excess to the Bank. This charge shall be in addition to, and not in lieu of, any other remedy the Bank may have and is in addition to any reasonable fees and charges of any agents or attorneys which the Bank is entitled to employ on any default hereunder, whether authorized herein, or by law.

      Section 2.8. Non-Usage Fee. The Borrower shall pay to the Bank on the fifteenth day of January, April, July and October of each year, commencing April 15, 1994, a non-usage fee equal to 0.25% per annum of the average daily Available Amount during the preceding calendar quarter.

      Section 2.9. General Provisions as to Payments. The Borrower shall make each payment of principal of and interest on the Advances (and each payment of a non-usage fee or late charge) not later than 11:00 A.M. (Eastern Time) on the date when due, in federal or other immediately available funds, to the Bank at the Bank's address specified in Section 9.1. Whenever any payment of principal of or interest on the Advances (or any payment of a non-usage fee or late charge) is due on a day which is not a Business Day, the date for payment thereof shall be extended to the next succeeding Business Day. If the date for any payment of principal of the Advances (or the date for any payment of a non-usage fee or late charge) is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

      Section 2.10.  Extension  of the Line  of Credit  Period.   The Bank shall
   review the Line of Credit Commitment on or before January 1 of each year, commencing January 1, 1995, and may, in its sole and absolute discretion, extend the Line of Credit Period from time to time for an additional one year period. The Bank shall have the unconditional right not to extend the

   Line of Credit Period, notwithstanding that no Event of Default exists. The Bank shall notify the Borrower on or before January 1 of each year, commencing January 1, 1995, whether the Bank has elected to extend the Line of Credit Period.

      Section 2.11.  Funding Losses.   If (i)  the Borrower  makes any principal
   payment with respect to the Euro-Dollar-Based Advances on any day other than the last day of the applicable Interest Period (pursuant to Article II or VIII or otherwise), (ii) the Borrower converts Euro-Dollar-Based Advances to Prime-Based Advances on any day other than the last day of the applicable Interest Period (pursuant to Article VIII or otherwise) or (iii) the Borrower fails to borrow a Euro-Dollar-Based Advance in accordance with any loan request delivered to the Bank in accordance with Section 2.2, the
   Borrower shall reimburse the Bank on demand for any actual loss or reasonable expense incurred by the Bank as a result of such event, including, without limitation, any loss incurred in obtaining, liquidating or employing deposits from third parties. The Bank shall deliver to the Borrower a certificate showing the calculation of the amount of such loss or reasonable expense, which certificate shall be conclusive in the absence of
   manifest error.   The Bank may use any reasonable  averaging and attribution methods in calculating such loss or reasonable expense.

      Section 2.12.  Optional Termination  or Reduction  of the  Line of  Credit
   Commitment.   The Borrower may, upon  at least 45 days' notice  to the Bank,
   (i) terminate the Line of Credit Commitment or (ii) reduce the unused portion of the Line of Credit Commitment from time to time by an aggregate amount of $3,000,000 or any integral multiple of $1,000,000 in excess thereof; provided, however, that the Borrower may not terminate or reduce the Line of Credit Commitment on or before January 1, 1995; and, provided, further, that the Borrower may not terminate the Line of Credit Commitment at any time that any Euro-Dollar-Based Advance is outstanding and may not reduce the Line of Credit Commitment on any date below an amount equal to
   the    aggregate  unpaid  principal  amount  of  Euro-Dollar-Based  Advances outstanding on such date.

      Section 2.13. Incorporation by Reference. The terms and conditions of the Note are hereby incorporated by reference into this Agreement with the same force and effect as if fully set forth herein.


                                    ARTICLE III

                              CONDITIONS TO ADVANCES

      Section 3.1. Conditions  to the First  Advance.   The obligations  of the
   Bank to make the first Advance is subject to the satisfaction of the following conditions:

     (i) receipt by the Bank of a duly executed Note, dated on or before the date of such Advance, complying with the provisions of Section 2.3;

    (ii)   all  legal matters  incident  to this  Agreement, the  Note  and the
    transactions  contemplated   hereby  and   thereby   shall  be   reasonably
    satisfactory to Ballard Spahr Andrews & Ingersoll;

   (iii) receipt by the Bank of a certificate of the Secretary of the Borrower dated the date of such Advance and certifying (A) that attached thereto is a true and complete copy of the declaration of trust of the Borrower as in effect on the date of such certification, (B) as to the absence of dissolution or liquidation proceedings by or against the Borrower, (C)
    that attached thereto is a true and complete copy of the bylaws of the Borrower as in effect on the date of such certification, (D) that attached thereto is a true and complete copy of resolutions adopted by the board of trustees of the Borrower authorizing the execution, delivery and performance of this Agreement and the Note and that such resolutions have not been amended and are in full force and effect on the date of such certification and (E) as to the incumbency and specimen signatures of each officer of the Borrower executing this Agreement, the Note or any other document delivered in connection herewith or therewith;

    (iv) receipt by the Bank of an opinion of counsel for the Borrower substantially in the form of Exhibit B hereto and covering such additional matters relating to the transactions contemplated hereby as the Bank may reasonably request;

     (v) receipt by the Bank of a certificate of an Authorized Person, dated the date of such Advance, certifying that, to the best of the Borrower's knowledge, no Default has occurred and is continuing or would result from such Advance and that the representations and warranties of the Borrower set forth in this Agreement are true and correct on and as of the date of such Advance;

    (vi) receipt by the Bank of such evidence as it may reasonably request confirming that the financial institutions described in Section 6.7(iii) do not have the right to confess judgment against the Borrower;

   (vii)  receipt by the Bank of a charge fee in the amount of $37,500; and

  (viii) receipt by the Bank of all documents it may reasonably request relating to the existence of the Borrower and its authority to execute, deliver and perform this Agreement and the Note and the validity of this Agreement and the Note and any other matters relevant hereto or thereto, all in form and substance satisfactory to the Bank and its counsel.

      Section 3.2. Conditions to Each Advance.   The obligation of the  Bank to
   make   such  Advance  is  subject  to  the  satisfaction  of  the  following conditions:

       (i) the fact that no Default has occurred and is continuing or would result from such Advance;

          (ii)  the  fact  that  the  representations  and  warranties  of   the
    Borrower set forth in this Agreement are true and correct on and as of the date of such Advance; and

         (iii) the fact that the amount of such Advance does not exceed the Available Amount.

                                    ARTICLE IV

                          REPRESENTATIONS AND WARRANTIES

      The Borrower represents and warrants that:

      Section 4.1. Existence and Power. The Borrower is an unincorporated business trust, validly existing and in good standing under the laws of the District of Columbia, has all powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted and is not a "foreign person" within the meaning of sections 1445 and 7701 of the Code. The Borrower is duly qualified or licensed to do business in each jurisdiction where qualification or licensing is required by the nature of its business or the character and location of its property, business or customers and in which the failure to so qualify or be licensed, as the case may be, in the aggregate, could have a material adverse effect on the business, financial position, results of operations or properties of the Borrower.

      Section 4.2. Authorization; Non-Contravention. The execution, delivery and performance by the Borrower of this Agreement and the Note are within its power, have been duly authorized by all necessary action, require no action by or in respect of, or filing with, any governmental body, agency or official and do not contravene, or constitute (with or without the giving of notice or lapse of time or both) a default under, any provision of applicable law or of the declaration of trust or bylaws of the Borrower or of any agreement, judgment, injunction, order, decree or other instrument binding upon or affecting the Borrower or result in the creation or imposition of any Lien on any of its assets.

      Section 4.3. Binding Effect. This Agreement constitutes a valid and binding agreement of the Borrower and the Note, when executed and delivered in accordance with this Agreement, will constitute a valid and binding obligation of the Borrower, in each case enforceable against the Borrower in accordance with its terms, except as (i) the enforceability hereof and thereof may be limited by bankruptcy, insolvency or similar laws affecting creditors' rights generally and (ii) rights of acceleration and the availability of equitable remedies may be limited by equitable principles of general applicability.

      Section 4.4. Litigation. Except as disclosed in the Borrower's Form 10-Q for the quarter ended September 30, 1993 filed with the Securities and Exchange Commission, there is no action, suit or proceeding pending against, or to the knowledge of the Borrower threatened against or affecting, the Borrower or any of its subsidiaries before any federal, state or local government, authority, agency, court or other body, officer or entity, or before any arbitrator with authority to bind a party at law, in which there is a reasonable possibility of a decision which could materially adversely affect the business, financial position, results of operations or properties of the Borrower or which in any manner draws into question the validity of this Agreement or the Note, and there is no basis known to the Borrower for any such action, suit or proceeding.

      Section 4.5. Filings. All actions by or in respect of, and all filings with, any governmental body, agency or official required in connection with the execution, delivery and performance of this Agreement and the Note, or necessary for the validity or enforceability hereof and thereof or for the protection or perfection of the rights and interests of the Bank hereunder and thereunder, will, prior to the date of delivery hereof or thereof, have been duly taken or made, as the case may be, and will at all times thereafter remain in full force and effect.

      Section 4.6. Financial Information.

      (a)  The  audited balance sheet  of the  Borrower as  of December 31, 1992
   and  the   related  audited  statements   of  operations,  cash   flows  and
   shareholders' equity for the fiscal year then ended, copies of which have been delivered to the Bank, fairly present, in conformity with GAAP, the financial position of the Borrower as of such date and its results of operations and cash flows for such fiscal year. As of the date of such financial statements, the Borrower did not have any material contingent obligation, contingent liability, liability for taxes, long-term lease or unusual forward or long-term commitment which is not reflected in any of such financial statements or in the notes thereto.

      (b)  The unaudited balance sheet of the  Borrower as of September 30, 1993
   and  the   related  unaudited  statements  of  operations,  cash  flows  and shareholders' equity for the calendar quarter then ended, copies of which have been delivered to the Bank, fairly present, in conformity with GAAP applied on a basis consistent with the financial statements referred to in subsection (a) above, the financial position of the Borrower as of such date and its results of operations and cash flows for each calendar quarter (subject to normal year-end adjustments).

      (c) Since September 30, 1993, there has been no material adverse change in the business, financial position, results of operations or properties of the Borrower.

      Section 4.7. ERISA Compliance. Each member of the Controlled Group has fulfilled its obligations under the minimum funding standards of ERISA and the Code with respect to each Plan and is in compliance in all material respects with the provisions of ERISA and the Code presently applicable to each Plan, and has not incurred or does not reasonably expect to incur any liability to the PBGC or a Plan under Title IV of ERISA. The execution and delivery of this Agreement and the issuance of the Note will not involve any transaction which is subject to the prohibitions of Section 406 of ERISA or in connection with which a tax would be imposed pursuant to section 4975 of the Code. No Lien has been attached, and no Person has threatened to attach a Lien, on any property of the Borrower as a result of the Borrower's failure to comply with ERISA.

      Section 4.8. Environmental Compliance.

      (a) Except as described in Schedule 4.8 or disclosed in the Borrower's Form 10-Q for the quarter ended September 30, 1993 filed with the Securities and Exchange Commission, neither the Borrower nor any of its subsidiaries is
   (i) in default with respect to any order, writ, injunction or decree of any court or (ii) in default in any respect under any Environmental Requirement, which default is likely to materially adversely affect the business, financial position, results of operations or properties of the Borrower and its subsidiaries.

      (b) Except as described in Schedule 4.8 or disclosed in the Borrower's Form 10-Q for the quarter ended September 30, 1993 filed with the Securities and Exchange Commission, (i) the Borrower and each of its subsidiaries is in compliance in all material respects with all applicable Environmental
   Requirements   and  state  and  federal  health   and  safety  statutes  and
   regulations, other than violations that are unlikely to materially adversely affect the business, financial position, results of operations or properties of the Borrower and its subsidiaries, and (ii) to the best of the Borrower's knowledge, neither the Borrower nor any of its subsidiaries is the subject of any evaluation under any Environmental Requirement or any other federal, state or local investigation to evaluate whether any remedial action is needed to respond to a Release of Hazardous Material or any other environmental matter, other than investigations that are unlikely to materially adversely affect the business, financial position, results of operations or properties of the Borrower and its subsidiaries.

      Section 4.9. Regulation U. The Advances will not be used by the Borrower, directly or indirectly, for the purpose of purchasing or carrying any margin stock or for the purpose of reducing or retiring any indebtedness that was originally incurred to purchase or carry margin stock or for any other purpose that might constitute the Advances a "purpose credit" within the meaning of Regulation U or Regulation X of the Board of Governors of the Federal Reserve System.


                                     ARTICLE V

                                FINANCIAL COVENANTS

      The Borrower agrees that so long as the Bank is committed to make Advances hereunder or any amount payable hereunder or under the Note remains unpaid:

      Section 5.1. Certain  Definitions.    As  used  in  this  Article  V  and
   elsewhere in this Agreement, the following terms have the following meanings:

      "Funds From Operations" means, for any calendar quarter, the Borrower's net income (or net loss) for such quarter before depreciation of real estate owned, amortization, gains on sales of investments and extraordinary items.

      "Shareholders' Equity" means, at any date, (i) shareholders' equity of the Borrower (as set forth in the Borrower's most recent statement of shareholders' equity) plus (ii) the sum as of such date of subscriptions receivable, deferred compensation, treasury stock (valued at cost) and changes in accumulated dividends in excess of the Borrower's net income (utilizing a base amount of $79,434,000 per the June 30, 1992 financial statements of the Borrower).

      "Total Liabilities" means, at any date, all obligations of the Borrower on such date in respect of capital leases, mortgages payable, notes payable, senior notes, convertible debentures and secured or unsecured bank debt.

      Section 5.2. Minimum Shareholders' Equity. The Borrower will not permit Shareholders' Equity to be less than $225,000,000 as of the last day of any calendar quarter.

      Section 5.3. Total Liabilities to Shareholders' Equity Ratio. The Borrower will not permit the ratio of (i) Total Liabilities to (ii)
   Shareholders' Equity to exceed 2.00 to 1.00 as of the last day of any calendar quarter.

      Section 5.4. Minimum Funds From Operations. The Borrower will not permit Funds From Operations to be less than (i) $7,000,000 for any calendar quarter or (ii) $30,000,000 in the aggregate for any period of four consecutive calendar quarters.

      Section 5.5 Limitation on Dividends. The Borrower will not (i) during any six consecutive calendar quarters pay dividends which exceed 135% of the Funds From Operations for such six quarter period or (ii) during any two consecutive calendar quarters pay dividends which exceed 175% of the Funds From Operation for such two quarter period.

                                    ARTICLE VI

                       ADDITIONAL COVENANTS OF THE BORROWER

      The Borrower agrees that so long as the Bank is committed to make Advances hereunder or any amount payable hereunder or under the Note remains unpaid:

      Section 6.1. Information.    The  Borrower will  deliver  or cause  to be
   delivered to the Bank:

     (i) within 120 days after the end of each fiscal year of the Borrower, copies of the Borrower's Annual Report to Shareholders and Annual Report on Form 10-K for such fiscal year, such reports to include a balance sheet of the Borrower as of the end of such fiscal year and the related statements of operations, cash flows and shareholders' equity for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail and accompanied by an opinion thereon by independent public accountants satisfactory to the Bank, which opinion shall state that such financial statements present fairly the financial position of the Borrower as of the date of such financial statements and the results of its operations and cash flows for the period covered by such financial statements in conformity with GAAP applied on a consistent basis (except for changes in the application of which such accountants concur) and shall not contain any "going concern" or like qualification or exception or qualifications arising out of the scope of the audit;

    (ii) within 60 days after the end of each of the first three quarters of each fiscal year of the Borrower, a copy of the Borrower's Quarterly Report on Form 10-Q for such quarter, such report to include all financial statements and financial information required by Rule 10-01 of Regulation S-X (which includes a balance sheet of the Borrower as of the end of such quarter and the related statements of operations, shareholders' equity and cash flows for such quarter and for the portion of such fiscal year ended at the end of such quarter, setting forth in each case in comparative form the figures for the corresponding quarter of the previous fiscal year and for the corresponding portion of the previous fiscal year), all certified (subject to normal year-end audit adjustments) as complete and correct by the chief financial officer or chief accounting officer of the Borrower;

   (iii) simultaneously with the delivery of each set of financial statements referred to in clauses (i) and (ii) above, a certificate of the chief financial officer or chief accounting officer of the Borrower (A) setting forth in reasonable detail the calculations necessary to confirm whether the Borrower is in compliance with the financial covenants set forth in Sections 5.2, 5.3, 5.4 and 5.5, (B) stating whether there exists on the date of such certificate any Default and, if any Default then exists, setting forth the details thereof and the action that the Borrower is taking or proposes to take with respect thereto and (C) stating whether, since the date of the most recent previous delivery of financial statements pursuant to clause (i) or (ii) above, there has been any material adverse change in the business, financial position, results of operations or properties of the Borrower, and, if so, the nature of such material adverse change;

    (iv) forthwith upon the occurrence of any Default, a certificate of the chief financial officer or chief accounting officer of the Borrower setting forth the details thereof and the action that the Borrower is taking or proposes to take with respect thereto;

     (v) promptly after obtaining actual knowledge of the commencement of, or of a material threat of the commencement of, any action, suit or proceeding against the Borrower or any of its subsidiaries before any federal, state or local government, authority, agency, court or other body, officer or entity, or before any arbitrator with authority to bind a party at law, in which there is a reasonable possibility of a decision which could materially adversely affect the business, financial position, results of operations or properties of the Borrower (or, in the case of a material threat of the commencement of any such action, suit or proceeding, in which a decision which could materially adversely affect the business, financial position, results of operations or properties of the Borrower is probable) or which in any manner draws into question the validity of this Agreement or the Note, a certificate of an officer of the

    Borrower setting forth the nature of such action, suit or proceeding and such additional information as may be reasonably requested by the Bank;

    (vi) within 60 days after the end of each fiscal quarter of the Borrower, a certificate of an officer of the Borrower setting forth the nature of each environmental problem affecting any of the properties of the Borrower or any of its subsidiaries as to which there is a reasonable possibility of a material adverse affect on the business, financial position, results of operations or properties of the Borrower, a summary of any remediation efforts or other actions taken or proposed to be taken with respect thereto and such additional information as may be reasonably requested by the Bank;

   (vii) promptly upon transmission thereof, copies of all press releases and other statements made available generally by the Borrower to the public concerning material developments in its business, financial position, results of operations or properties; and

  (viii) from time to time such additional information regarding the business, financial position, results of operations or properties of the Borrower as the Bank may reasonably request (including, without limitation, rent rolls on all of the properties of the Borrower (to be delivered no more frequently than twice during any calendar year) and a schedule of payments for all debt instruments of the Borrower).

      Section 6.2 Payment of Obligations. The Borrower will, and will cause each of its subsidiaries to, pay and discharge, as the same shall become due and payable, (i) all its obligations and liabilities, including all claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like persons which, in any such case, if unpaid, might by law give rise to a Lien upon any of the Borrower's or any such subsidiary's property or assets, and (ii) all lawful taxes, assessments and charges or levies made upon it or its, or any such subsidiary or any such subsidiary's, properties or assets by any governmental body, agency or official (except where any of the items in clause (i) or (ii) of this Section 6.2 is being diligently contested in good faith and the Borrower has set aside on its books, if required under GAAP, appropriate reserves for the accrual of any such items).

      Section 6.3. Maintenance of Property; Insurance. The Borrower will, and will cause each of its subsidiaries to, keep all its properties in good working order and condition, subject to ordinary wear and tear, maintain with financially sound and reputable insurance companies insurance on all its properties in at least such amounts and against at least such risks (and with such risk retentions) as are usually insured against by companies engaged in the same or a similar business and furnish to the Bank upon request full information as to the insurance carried.

      Section 6.4. Conduct of Business and Maintenance of Existence. The Borrower will continue to engage in business of the same general type as now conducted by the Borrower and will preserve, renew and keep in full force and effect its existence as a real estate investment trust and its rights, privileges and franchises necessary or desirable in the normal conduct of its business.

      Section 6.5. Compliance with Laws. The Borrower will, and will cause each of its subsidiaries to, (i) comply in all material respects with all applicable laws, ordinances, rules, regulations, and requirements of governmental authorities (including, without limitation, ERISA and the rules and regulations thereunder and all Environmental Requirements (subject to Section 6.13)), except where the necessity of compliance therewith is contested in good faith by appropriate proceedings and (ii) at all times cause to be done those things necessary to maintain, preserve and renew its qualification as a real estate investment trust under the Code and all applicable regulations thereunder.

      Section 6.6. Accounting; Inspection of Property, Books and Records. The Borrower will keep proper books of record and account in which full, true and correct entries in conformity with GAAP shall be made of all dealings and transactions in relation to its business and activities, will maintain its fiscal reporting periods on the present basis and will permit representatives of the Bank, at the Borrower's expense (not to exceed $1,500 in the aggregate during any calendar year), to visit and inspect any of the

   Borrower's properties, to examine and make abstracts from any of the Borrower's books and records and to discuss the Borrower's affairs, finances and accounts with the Borrower's executive officers (who, on the Effective Date, are those officers identified in Section 7.1(xi) and independent public accountants, all at such reasonable times and as often as the Bank may reasonably request.

      Section 6.7. Restriction on Debt. The Borrower will not incur or at any time be liable with respect to any Debt except Debt which meets any one of the following criteria: (i) Debt outstanding under this Agreement and the Note; (ii) Debt having an original term in excess of three years; and (iii) unsecured Debt owing to financial institutions and having an aggregate unpaid principal balance of $100,000,000 or less.

      Section 6.8. Restrictions on Liens. The Borrower will not enter into any agreement, or permit any of its subsidiaries to enter into any agreement, with any third party which would prohibit the Borrower or any such subsidiary from creating a Lien on any of its properties in favor of the Bank to secure the Borrower's obligations to the Bank hereunder and under the Note. The Borrower will maintain or cause its subsidiaries to maintain free and clear of all Liens that portion of its and such subsidiaries' real property assets which at all times shall have a book value plus depreciation (each as determined in accordance with GAAP) equal to or greater than the aggregate amount of the commitments of all banks now or hereafter providing an unsecured revolving line of credit ("Revolving Credit Banks") to the Borrower from time to time. The Borrower further agrees that if at any time it creates a Lien in favor of any theretofore unsecured Revolving Credit Bank, that it will create such Lien in favor of all such Revolving Credit Banks, including the Bank, on a pari passu basis based on the commitments of such Revolving Credit Banks.

      Section 6.9. Consolidations, Mergers and Sales of Assets. The Borrower will not (i) consolidate or merge with or into any other Person or (ii) sell, lease or otherwise transfer all or any substantial part of its assets to any other Person; provided, however, that the Borrower may merge with another real estate investment trust or company if the Borrower is the surviving entity in such merger and no Default shall have occurred and be continuing immediately after giving effect to such merger.

      Section 6.10 Transactions with Affiliates. The Borrower will not directly or indirectly pay any funds to or to the account of, make any investment in, engage in any transaction with or effect any transaction in connection with any joint enterprise or other joint arrangement with any Affiliate except in the ordinary course of business pursuant to the reasonable requirements of the business of the Borrower and upon fair and reasonable terms no less favorable to the Borrower than would be obtained in a comparable arms-length transaction with a Person not an Affiliate.

      Section 6.11.  Transactions with  Other Persons.   The  Borrower will  not
   enter into any agreement with any Person whereby any of them shall agree to any restriction on the Borrower's right to amend or waive any of the provisions of this Agreement.

      Section 6.12 ERISA Matters. The Borrower will not at any time permit any Plan to (i) engage in any "prohibited transaction" (as such term is defined in section 4975 of the Code or in Section 406 of ERISA), (ii) incur any "accumulated funding deficiency" (as such term is defined in Section 302 of ERISA), whether or not waived, or (iii) be terminated in a manner that could result in the imposition of a Lien on the property of the Borrower pursuant to Section 4068 of ERISA. The Borrower will deliver or cause to be delivered to the Bank if and when any member of the Controlled Group (i) gives or is required to give notice to the PBGC of any "reportable event" (as defined in Section 4043 of ERISA) with respect to any Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Plan has given or is required to give notice of any such reportable event, a copy of the notice of such reportable event given or required to be given to the PBGC, (ii) receives notice of complete or partial withdrawal liability under Title IV of ERISA, a copy of such notice, or (iii) receives notice from the PBGC under Title IV of ERISA of an intent to terminate or appoint a trustee to administer any Plan, a copy of such notice.

      Section 6.13 Environmental Matters.

      (a) Except as set forth in subsection (b) below, the Borrower will, and will cause each of its subsidiaries to, (i) comply with all Environmental Requirements, (ii) obtain, maintain and comply with all permits, licenses,
   registrations   and  authorizations   required   under   all   Environmental
   Requirements and (iii) comply with all court orders, consent orders, settlement agreements or other settlement documents issued by, or entered into with, any administrative or governmental agency or entity concerning compliance with all Environmental Requirements.

      (b)  The  Borrower shall  not be deemed  to be in  violation of subsection
   (a) above if (i) the Borrower, its subsidiaries and/or its tenants or other potentially responsible parties have initiated and are diligently pursuing in good faith appropriate measures satisfactory to the court or agency having jurisdiction over the matter to cure or eliminate the compliance failure, (ii) there has been set aside on the Borrower's consolidated financial statements a reserve deemed by the Borrower in its reasonable business judgment to be sufficient to cover the noncompliance liability or such greater amount as may be required by GAAP and (iii) such non-compliance will not materially adversely affect the business, financial position, results of operations or properties of the Borrower and its subsidiaries.

      Section 6.14 Pro-Rata Borrowing  and Repayment.   Borrower  will use  its
   best efforts (i) to borrow on an aggregate basis over the course of any consecutive twelve month period from all Revolving Credit Banks, including the Bank, on an approximately pro-rata basis based on the commitments of the Revolving Credit Banks and (ii) to make any principal repayment (which at any one time is equal to or greater than $10,000,000) of the amounts borrowed from the Revolving Credit Banks to all Revolving Credit Banks on an approximately pro-rata basis based on the outstanding principal balances of the loans to the Borrower from the Revolving Credit Banks.

      Section 6.15 Confession of Judgment.   The  Borrower will  not grant  any
   other Revolving Credit Bank the right to confess judgment against the Borrower.

      Section 6.16 Use of Proceeds. The Borrower will use the Advances to provide working capital for investment activities, for construction, renovation and tenant fit-up for the shopping centers and other properties acquired by the Borrower, for debt reduction, for the payment of dividends and for other similar purposes permissible for real estate investment trusts.

      Section 6.17 Independence of Covenants. All covenants contained herein shall be given independent effect. If a particular action or condition is not permitted by any of such covenants, the fact that such action or condition would be permitted by an exception to, or otherwise be within the limitations of, another covenant shall not avoid the occurrence of a Default if such action is taken or such condition exists.


                                    ARTICLE VII

                                     DEFAULTS

      Section 7.1 Events of Default. If one or more of the following events ("Events of Default") shall have occurred and be continuing:

       (i) the Borrower shall fail to pay when due or within 10 Business Days thereafter any principal of or interest on the Advances or any other amount payable hereunder or under the Note;

       (ii) the Borrower shall fail to observe or perform any covenant contained in Article V or Section 6.7, 6.8, 6.9, 6.10, 6.11, 6.12, 6.13,
    6.14, 6.15 or 6.16 of this Agreement;

          (iii) the Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement (other than those covered by clause
    (i) or (ii) above) for 10 Business Days after written notice thereof shall have been given to the Borrower by the Bank; provided, however, that the Borrower shall be entitled to a reasonable period of time (not to exceed 60 days following the Borrower's receipt of such written notice) to cure such failure if (A) the Bank reasonably determines that such failure cannot be remedied within such 10 Business Day period, (B) the Borrower initiates action to cure such failure within such 10

    Business Day period, (C) the Borrower proceeds diligently and in good faith to cure such failure and (D) the Bank determines that such failure will not impair the ability of the Borrower to pay when due or within 10 Business Days thereafter any principal of or interest on the Advances or any other amount payable hereunder or under the Note;

          (iv) any representation, warranty, certification or statement made by the Borrower in this Agreement, or in any certificate, financial statement or other document delivered pursuant hereto or thereto, shall prove to have been incorrect in any material respect when made;

       (v) the Borrower shall fail to make any payment in respect of any Debt (other than the Note) owing to the Bank or any other recourse Debt when due or within any applicable grace period;

          (vi) any event or condition shall occur which results in the acceleration of the maturity of any Debt of the Borrower owing to the Bank or any other recourse Debt of the Borrower or enables the holder of such Debt or any Person acting on such holder's behalf to accelerate the maturity thereof;

         (vii) the Borrower shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any action to authorize any of the foregoing;

        (viii) an involuntary case or other proceeding shall be commenced against the Borrower seeking liquidation, reorganization or other relief with respect to it or its debts under an bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 30 days, or an order for relief shall be entered against the Borrower under the federal bankruptcy laws as now or hereafter in effect;

          (ix) one or more judgments or orders for the payment of money in excess of $1,000,000 individually or $2,500,000 in the aggregate shall be rendered against the Borrower and such judgment or order shall continue unsatisfied for a period of 30 days during which execution thereof shall not be effectively stayed;

       (x) the Internal Revenue Service shall make a final determination that the Borrower has failed to maintain its qualification as a real estate investment trust, the Internal Revenue Service shall make a preliminary determination that Borrower has failed to maintain its qualification as a real estate investment trust and the Borrower shall fail promptly to contest or remedy such determination by appropriate proceedings or the stock of the Borrower shall cease to be publicly traded;

          (xi) Steven J. Guttman and a majority of the vice presidents of Borrower as of the date hereof shall cease to participate actively as senior managers of the Borrower; or

        (xii) the Bank shall determine in good faith that a material adverse change has occurred in the financial condition of the Borrower since the date of this Agreement, and the Borrower shall fail to correct such change to the satisfaction of the Bank within 10 days after written notice thereof shall have been given to the Borrower by the Bank;

   then, and in every such event, the Bank may, at its option, by notice to the Borrower, terminate the Line of Credit Commitment and declare the Note (together with accrued but unpaid interest thereon) to be immediately due and payable (and the Note shall thereupon become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower); provided, however, that upon the occurrence of any of the Events of Default specified in clause (vii) or

   (viii) above, without any notice to the Borrower or any other act by the Bank, the Line of Credit Commitment shall terminate and the Note (together with accrued but unpaid interest thereon) shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.

      Section 7.2. Other Remedies. If a Default or an Event of Default occur and be continuing, the Bank may proceed to protect and enforce its rights under this Agreement and the Note by exercising such remedies as are available to the Bank in respect thereof under applicable law, either by suit in equity or by action at law or both, for specific performance of any covenant or other agreement contained in this Agreement or in aid of the exercise of any power granted in this Agreement. No failure or delay by the Bank in exercising any right, power or privilege hereunder or under the Note shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

      Section 7.3. Inspection of Properties. The Bank, upon obtaining any judgment against the Borrower, shall have the right to enter upon, and the Borrower hereby specifically grants to the Bank a license (effective only upon the entry of a judgment) to enter upon, any of the Borrower's properties that the Bank may seek to acquire in connection with the enforcement of such judgment for the purpose of inspecting, testing and assessing the properties for the presence of Hazardous Materials. The Borrower shall reimburse the Bank upon demand for all costs and expenses of any and all inspections, testing and assessing. If the Borrower fails to reimburse the Bank upon demand for such costs, then the Bank may pursue all its legal remedies to recover such costs.


                                   ARTICLE VIII

                              CHANGE IN CIRCUMSTANCES
                       AFFECTING EURO-DOLLAR-BASED ADVANCES

      Section 8.1. Basis for Determining Adjusted London Interbank Offered Rate Inadequate or Unfair. If on or prior to the first day of any Interest
   Period:

       (i) the Bank is advised that deposits in dollars (in the applicable amounts) are not being offered in the relevant market for such Interest Period; or

          (ii) the Bank determines that the Adjusted London Interbank Offered Rate will not adequately and fairly reflect the cost to the Bank of maintaining or funding the Euro-Dollar-Based Advances for such Interest Period (and such determination is also made with respect to all or substantially all other borrowers from the Bank that pay interest at a rate based on the Adjusted London Interbank Offered Rate);

   then the Bank shall promptly give notice thereof to the Borrower, whereupon, until such circumstances no longer exist, the right of the Borrower to elect to have the Advances bear interest at the Euro-Dollar-Based Rate shall be suspended and the
   Euro-Dollar-Based Advances then outstanding shall begin bearing interest at the Prime-Based Rate at the end of the Interest Period(s) applicable to such Euro-Dollar-Based Advances.

      Section 8.2. Illegality. If, after the date of this Agreement, the adoption of any applicable law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with any interpretation or administration thereof, or compliance by the Bank with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for the Bank to make, maintain or fund the Euro-Dollar-Based Advances, the Bank shall promptly give notice thereof to the Borrower. Before giving any notice to the Borrower pursuant to this Section 8.2, the Bank shall designate a different lending office if such designation will avoid the need for giving such notice and will not, in the reasonable judgment of the Bank, be otherwise disadvantageous to the Bank. If such notice is given, the Euro-Dollar-Based Advances then outstanding shall begin bearing interest at the Prime-Based Rate either (i) on the last day of the applicable Interest Period if the Bank may lawfully continue to maintain and fund such Advances at the Euro-Dollar-Based Rate to such day or
   (ii) immediately if the Bank may not lawfully continue to maintain and fund such Advances at the Euro-Dollar-Based Rate to such day (in which case the Borrower shall reimburse the Bank on demand for any resulting loss or reasonable expense in accordance with Section 2.11).

      Section 8.3. Increased Cost and Reduced Return.

      (a) If, after the date of this Agreement, the adoption of any applicable law, rule or regulation, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with any interpretation or administration thereof, or compliance by the Bank with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency:

       (i) shall subject the Bank to any tax, duty or other charge with respect to the Euro-Dollar-Based Advances or the Bank's obligation to make the Euro-Dollar-Based Advances, or shall change the basis of taxation of payments to the Bank of the principal of or interest on the Euro-Dollar-Based Advances or any other amounts due under this Agreement or the Note in respect of the Euro-Dollar-Based Advances or the Bank's obligation to make the Euro-
    Dollar-Based Advances (except for changes in the rate of tax on the overall net income of the Bank imposed by the jurisdiction in which the Bank's principal executive office is located); or

          (ii) shall impose, modify or deem applicable any reserve, special deposit or similar requirement (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System, but excluding any such requirement included in the applicable Euro-Dollar Reserve Percentage) against assets of, deposits with or for the account of, or credit extended by, the Bank, or shall impose on the
    Bank or on the London interbank   market any other condition affecting  the
    Euro-Dollar-Based Advances or the Bank's obligation to make the

    Euro-Dollar-Based Advances;

   and the result of any of the foregoing is to increase the cost to the Bank of making or maintaining the Euro-Dollar-Based Advances, or to reduce the amount of any sum received or receivable by the Bank under this Agreement or under the Note, then the Borrower shall pay to the Bank in accordance with subsection (c) below such additional amount or amounts as will compensate the Bank for such increased cost or reduction.

      (b)  If  the  Bank  shall   determine  that  any   applicable  law,  rule,
   regulation or guideline or the adoption after the date of this Agreement of any law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Bank's capital or the capital of any Person controlling the Bank as a consequence of the Bank's obligations under this Agreement to a level below that which the Bank or such controlling Person could have achieved but for such law, adoption, change or compliance (taking into consideration the Bank's policies with respect to capital adequacy) by an amount deemed by the Bank to be material, then from time to time the Borrower shall pay to the Bank in accordance with subsection (c) below such additional amount or amounts as will compensate the Bank for such reduction.

      (c) The Bank will promptly notify the Bank of any event of which it has knowledge, occurring after the date of this Agreement, which will entitle the Bank to compensation pursuant to this Section 8.3 and will deliver to the Borrower with each demand for payment a certificate, signed by an officer of the Bank, setting forth the amount or amounts to be paid to it hereunder, explaining in reasonable detail the calculation of such amount or amounts and setting forth in reasonable detail the method by which the Bank allocated any such amount or amounts to the Borrower. Any such certificate shall be conclusive in the absence of manifest error. In determining such amount, the Bank may use any reasonable averaging and attribution methods generally used by the Bank for the purpose of calculating increased costs and reduced returns and allocating increased costs and reduced returns to
   borrowers.   The  Bank will  designate a  different lending  office  if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the reasonable judgment of the Bank, be otherwise disadvantageous to it.

      (d)  All payments  required  by this  Section 8.3  shall  be made  by  the
   Borrower within 30  days after demand by  the Bank.   All such payments  not
   made on or before the tenth Business Day after such demand shall be accompanied by interest thereon for each day from and including such tenth Business Day to but excluding payment in full thereof at a rate equal to the Prime Rate minus 1.00% per annum. The Borrower shall not be obligated to reimburse the Bank for any increased cost or reduced return incurred more than 90 days after the date that the Bank receives actual notice of such increased cost or reduced return unless the Bank gives notice thereof to the Borrower in accordance with this Section 8.3 during such 90 day period.

      Section 8.4. Suspension of Advances. If notice has been given pursuant to Section 8.2 requiring that the Euro-Dollar-Based Advances cease to bear interest at the Euro-Dollar-Based Rate, then, unless and until the Bank notifies the Borrower that the circumstances giving rise to such notice no longer apply or that the Bank has elected to continue such Euro-Dollar-Based Advances at the Euro-Dollar-Based Rate through the end of the Interest Period(s) applicable to such Euro-Dollar-Based Advances, the Euro-Dollar-Based Advances then outstanding shall begin bearing interest at the Prime-Based Rate from and including the date of such notice (notwithstanding any prior election by the Borrower to the contrary).

                                    ARTICLE IX

                                   MISCELLANEOUS

      Section 9.1. Notices. All notices, requests and other communications to a party hereunder shall be in writing and shall be given to such party at its address set forth on the signature page hereof or such other address as such party may hereafter specify for that purpose by notice to the other.

   Each such notice, request or other communication shall be effective (i) if given by mail, two Business Days after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or
   (ii) if given by any other means, when delivered at the address specified in this Section 9.1, provided that any notice given to the Bank pursuant to
   Section 2.2 shall only be effective upon receipt.

      Section 9.2. No Waivers. No failure or delay by the Bank in exercising any right, power or privilege hereunder (except as set forth in
   Section 8.3(d)) or under the Note shall operate as a waiver thereof, nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

      Section 9.3. Expenses. The Borrower shall pay (i) all out-of-pocket expenses of the Bank, including the reasonable fees and disbursements of its counsel, in connection with the preparation of this Agreement, any waiver or consent hereunder, any amendment hereof or any Default hereunder and (ii) if an Event of Default occurs, all out-of-pocket expenses incurred by the Bank, including the reasonable fees and disbursements of its counsel, in connection with such Event of Default and any collection or other enforcement proceedings resulting therefrom. The Borrower shall indemnify the Bank against any transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or the Note.

      Section 9.4. Indemnification. In consideration of the execution and delivery of this Agreement by the Bank, the Borrower hereby indemnifies, exonerates and holds the Bank and its Affiliates, officers, directors, employees and agents (collectively, the "Indemnified Parties") free and harmless from and against any and all actions, causes of action, suits, losses, costs, liabilities, obligations, penalties, fines, demands, defenses, damages, disbursements or expenses of any kind or nature whatsoever (including attorneys' fees and costs and experts' fees and disbursements and expenses incurred in investigating, settling, defending against or prosecuting any litigation, claim or proceeding) which may at any time be imposed upon, incurred by or asserted or awarded against any Indemnified Party (irrespective of whether any such Indemnified Party is a party to the action of which indemnification hereunder is sought), whether incurred in connection with actions between or among the parties hereto or the parties hereto and third parties (collectively, the "Indemnified Liabilities"), incurred by the Indemnified Parties or any of them as a result of, or arising out of, or relating to:

      (i) the actual or alleged presence of any Hazardous Material on, in, under or affecting, the transportation of any Hazardous Material to or from, or the Release of any Hazardous Material from or in connection with, all or any portion of any property, owned, leased or operated by the Borrower or any of its subsidiaries, the ground water or any surrounding
    areas  (provided  that  there  is  a   nexus  to  the  Borrower's  or  such
    subsidiary's property);

     (ii)  any  misrepresentation,   inaccuracy  or  breach   of  any   warranty
    contained in or referred to in Section 4.7;

    (iii) the failure of the Borrower to comply with any Environmental Requirement during or after the term of this Agreement;

     (iv) the imposition of any Lien for damages caused by or the recovery of any costs for the clean-up, Release or threatened Release of Hazardous Material by the Borrower, or in connection with any property owned or formerly owned by the Borrower; or

      (v) any actual or alleged prohibited transaction or any actual or alleged sale of a prohibited loan under ERISA or under any state statute regulating investments of, and fiduciary obligations with respect to, governmental plans relating to Section 3(32) of ERISA, and in obtaining
    any  individual  prohibited  transaction  exemption  under   ERISA  or  any
    administrative exemption under any state statute that may be required (in the Bank's sole discretion) that the Bank or any of the Bank's affiliates or Indemnified Parties may incur, directly or indirectly, as a result of any misrepresentation, inaccuracy or breach of any warranty contained in or referred to in Section 4.7.

   The obligations of the Borrower in respect of Indemnified Liabilities shall survive repayment of the Note or any transfer of the Borrower's property by foreclosure or by a deed in lieu of foreclosure, regardless of whether caused by or within the control of the Borrower. Notwithstanding any of the foregoing, the Borrower shall not be responsible, or otherwise liable for, any Indemnified Liabilities arising for the account of a particular Indemnified Party by reason of the relevant Indemnified Party's gross negligence or wilful misconduct or breach of this Agreement. The Borrower and its successors and assigns hereby waive, release and agree not to make any claim or bring any cause or recovery action against the Bank or any other Indemnified Party in respect of claims arising under clauses (i) through (v) above. It is expressly understood and agreed that to the extent that any such Person is strictly liable in respect of any such claim, the Borrower's obligations to such Person under this Section 9.4 shall likewise be without regard to fault on the part of the Borrower with respect to the violation or condition which results in liability of such Person. If and to the extent that the foregoing undertaking may be unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law.

      Section 9.5. Right of Set-Off. Upon the occurrence and during the continuance of any Event of Default, the Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Borrower against any and all of the obligations now or hereafter existing under this Agreement or the Note, irrespective of whether or not the Bank shall have made any demand hereunder or under the Note and although such obligation may be unmatured. The rights of the Bank under this Section 9.5 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the Bank may have. The Bank agrees to notify the Borrower promptly after it exercises any such right of set-off.

      Section 9.6. Amendments and Waivers. Any provision of this Agreement or the Note may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Borrower and the Bank.

      Section 9.7. Successors and Assigns.

      (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of the Bank.

      (b) The Bank may at any time grant to one or more affiliates of the Bank (each, a "Participant") participating interests in the Line of Credit Commitment or in any or all of the Advances. In the event of any such grant by the Bank of a participating interest to a Participant, whether or not upon notice to the Borrower, the Bank shall remain responsible for the performance of its obligations hereunder, and the Bank shall continue to deal solely and directly with the Borrower in connection with the Bank's
   rights  and obligations  under this  Agreement.   Any agreement  pursuant to
   which the Bank may grant such a participating interest shall provide that the Bank shall retain the sole right and responsibility to enforce the
   obligations  of  the  Borrower   under  this  Agreement  including,  without
   limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement or the Note.

      (c) The Bank may at any time assign to one or more banks or other institutions (each, an "Assignee") all or part of its rights and obligations under this Agreement and the Note, and such Assignee shall assume such rights and obligations, pursuant to an instrument executed by such Assignee and the Bank with (and subject to) the consent of the Borrower (which may be withheld in the Borrower's sole discretion); provided, however, that any partial assignment shall be in the amount of at least $500,000 or integral multiples thereof. Upon execution and delivery of such an instrument and payment by such Assignee to the Bank of an amount equal to the purchase price agreed between such Assignee and the Bank, such Assignee shall become a party to this Agreement and shall have all the rights and obligations of a bank with a Line of Credit Commitment as set forth in such instrument of assumption, and the Bank shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall
   be  required.   Upon the  consummation of  any assignment  pursuant to  this
   Section  9.7(c),   the  Bank  and   the  Borrower  shall   make  appropriate
   arrangements so that, if required, a new Note is issued to such Assignee. The cost of the preparation of such new Note shall be borne by the Bank. In the event that such Assignee is not incorporated under the laws of the United States of America or any jurisdiction thereof, such Assignee shall, prior to the first date on which interest or fees are payable hereunder for its account deliver to the Borrower certification as to exemption from deduction or withholding of any United States federal income taxes.

      (d) The Bank may furnish any information concerning the Borrower in its possession from time to time to Participants and Assignees (including prospective Participants and Assignees) and may, with the prior written consent of the Borrower, furnish such information in response to credit inquiries consistent with general banking practice.

      (e) No Participant, Assignee or other transferee of the Bank's rights shall be entitled to receive any greater payment under Section 8.3 than such transferee would have been entitled to receive with respect to the rights assigned or otherwise transferred, unless such assignment or transfer is made with the Borrower's prior written consent or by reason of the provisions of Section 8.2 or 8.3 requiring the Bank to designate a different
   lending  office  under  certain   circumstances  or  at  a  time   when  the
   circumstances giving rise to such greater payment did not exist.

      Section 9.8. Governing Law. This Agreement and the Note shall be deemed to be contracts made under seal and shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania, except as otherwise provided herein.

      Section 9.9. Counterparts; Effectiveness. This Agreement may be signed in counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This

   Agreement  shall  become  effective  when  the  Bank  shall  have   received
   counterparts hereof signed by both parties.

      Section 9.10.  Waiver  of Jury  Trial; Submission  to Jurisdiction.    The
   Borrower and the Bank hereby irrevocably and unconditionally waive all right to trial by jury in any action, proceeding, or counterclaim arising out of or related to this Agreement or the Notes or any of the transactions contemplated hereby or thereby. Any legal action or proceeding with respect to this Agreement or the Notes or any document related hereto or thereto shall be brought in a federal court or Commonwealth of Pennsylvania state court sitting in Philadelphia, Pennsylvania, and by execution and delivery of this Agreement the Borrower and the Bank hereby accept for themselves and
   in   respect  of   their  property,   generally  and   unconditionally,  the
   jurisdiction of  the aforesaid  courts.   The Borrower  and the Bank  hereby
   irrevocably and unconditionally waive any objection, including, without limitation, any objection to the laying of venue or based on the grounds of the forum non conveniens which they now or hereafter may have to the bringing of any action or proceeding in such respective jurisdictions.

      Section 9.11.  Waiver  of  Personal  Liability.     The  Borrower's  Third
   Amended and Restated Declaration of Trust on file in the Office of the Recorder of Deeds of the District of Columbia provides that neither the shareholders nor the trustees of the Borrower, nor any officer, employee, representative or agent of the Borrower, shall be personally liable for the satisfaction of the obligations of the Borrower under this Agreement or the
   Note.   The  Bank hereby  agrees  to look  solely to  the  Borrower and  the property of the Borrower for the satisfaction of any claim arising from this
   Agreement,   and  shall  not  seek  to  impose  personal  liability  on  any shareholder, trustee, officer, employee, representative or agent of the Borrower in connection with any such claim. As used in this Section 9.11, the term "trustee" shall mean, collectively, the individuals currently serving as trustees of the Borrower, as long as they continue in office, and all other individuals then in office who have been duly elected or appointed as trustees of the Borrower.

      Section 9.12.  Entire Agreement.   This  Agreement and the Note  set forth
   the entire agreement of the parties with respect to the subject matter hereof and therefor and supersede all previous understandings, written or oral, in respect thereof.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


           FEDERAL REALTY INVESTMENT TRUST


           By:/s/ Ron D. Kaplan
              --------------------------
              Ron D. Kaplan
              Vice President - Capital Markets

           4800 Hampden Lane
           Bethesda, Maryland  20814
           Attention:  Legal Department


           MELLON BANK, N.A.


           By:/s/ Frederick A. Felter
              ---------------------------
              Frederick A. Felter
              Vice President

           1735 Market Street
           Philadelphia, Pennsylvania 19103

   D15340.A(RE)


                                 Exhibit A - Note


   $15,000,000       Philadelphia, Pennsylvania
                     February __, 1994


      For Value Received, FEDERAL REALTY INVESTMENT TRUST, a District of Columbia unincorporated business trust (the "Borrower"), promises to pay to the order of MELLON BANK, N.A. (the "Bank"), the unpaid principal amount of each Advance made by the Bank to the Borrower pursuant to the Credit
   Agreement referred to below on the Termination Date provided, or as otherwise provided, in the Credit Agreement. The Borrower promises to pay interest on the unpaid principal amount of each such Advance on the dates
   and at the  rate or rates  provided for in the  Credit Agreement.   All such
   payments of principal and interest shall be made in lawful money of the United States in Federal or other immediately available funds at the office of the Bank, Philadelphia, Pennsylvania.

      All Advances made by the Bank, the respective types and maturities thereof and all repayments of the principal thereof shall be recorded by the Bank and, prior to any transfer hereof, appropriate notations to evidence the foregoing information with respect to each such Advance then outstanding shall be endorsed by the Bank on the schedule attached hereto, or on a continuation of such schedule attached to and made a part hereof; provided that the failure of the Bank to make any such recordation or endorsement shall not affect the obligations of the Borrower hereunder or under the Credit Agreement.

      This note is the Note referred to in the Credit Agreement dated as of January __, 1994 between the Borrower and the Bank (as the same may be amended from time to time, the "Credit Agreement"). Terms defined in the Credit Agreement are used herein with the same meanings. Reference is made to the Credit Agreement for provisions for the prepayment hereof, the accelerationof the maturityhereof and forthe rights and remediesof the Bank.


           FEDERAL REALTY INVESTMENT TRUST


           By:_____________________________
           Name:___________________________
           Title:__________________________

                        ADVANCES AND PAYMENTS OF PRINCIPAL

   ____________________________________________________________________________
                              Amount of
          Amount of Type of   Principal Maturity  Notation
   Date   Advance   Advance   Repaid    Date      Made By
   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   ___________________________________________________________________________

   Exhibit 24

   Consent of Independent Accountants

   We have issued our reports dated February 14, 1994 accompanying the consolidated financial statements and schedules included in the Annual Report of Federal Realty Investment Trust on Form 10K for the year ended December 31, 1993. We hereby consent to the incorporation by reference of said reports in the Registration Statement of Federal Realty Investment Trust on Form S-3 (File No. 33-51029, effective December 31, 1993).


   Grant Thornton
   Washington, D.C.
   March 16, 1994