Form 10-Q
period 1994-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 1994-05-12
CIK 34903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    Form 10-Q


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended:  March 31, 1994
                            Commission File No. 1-7533


                         FEDERAL REALTY INVESTMENT TRUST
    --------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                 District of Columbia                        52-0782497
    --------------------------------------------------------------------------
             (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)     Identification No.)


             4800 Hampden Lane, Suite 500, Bethesda, Maryland  20814
    --------------------------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)


                                  (301) 652-3360
    --------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter

   DC-142784.1
   period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes / X /.       No /_ /.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at May 9, 1994
    ------------------------------------ -------------------------------------
          Common Shares of Beneficial Interest   31,481,183

   This report contains 24 pages.

                         FEDERAL REALTY INVESTMENT TRUST

                                 S.E.C. FORM 10-Q

                                  March 31, 1994

                                    I N D E X



   PART I.   FINANCIAL INFORMATION                                    PAGE NO.

             Accountants' Report                                          4

             Consolidated Balance Sheets                                  5
             March 31, 1994 (unaudited) and
             December 31, 1993 (audited)

             Consolidated Statements of Operations (unaudited)            6
             Three months ended March 31, 1994 and 1993

             Consolidated Statements                                      7
             of Shareholders' Equity (unaudited)
             Three months ended March 31, 1994 and 1993

             Consolidated Statements of Cash Flows (unaudited)            8
             Three months ended March 31, 1994 and 1993

             Notes to Financial Statements                               9-11

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations              12-16

   PART II.  OTHER INFORMATION                                            17

                         FEDERAL REALTY INVESTMENT TRUST

                                 S.E.C. FORM 10-Q

                                  March 31, 1994




   PART I.   FINANCIAL INFORMATION

        The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles since they do not include all disclosures which might be associated with such statements. In the opinion of management, such information includes all adjustments, consisting only of normal recurring accruals, necessary to a fair statement of the results for the interim periods presented.


        The balance sheet as of December 31, 1993 was audited by Grant Thornton, independent public accountants, who expressed an unqualified opinion on it in their report dated February 14, 1994. All other financial information presented is unaudited but has been reviewed as of March 31, 1994 and for each of the three months ended March 31, 1994 and 1993 by Grant Thornton whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

   Accountants' Review Report

   Trustees and Shareholders
   Federal Realty Investment Trust

   We have made a review of the consolidated balance sheet of Federal Realty Investment Trust as of March 31, 1994 and the related consolidated statements of earnings, shareholders' equity and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Trust's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principals, except that they do not include all disclosures which might be associated with such statments.

   We have previously audited, in accordance with generally accepted auditing standards, the consoldiated balance sheet as of December 31, 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994, we expressed an unqualified opinion on those consolidated financial statements.

   In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is stated fairly, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                      Grant Thornton

   Washington, D.C.
   May 9, 1994

    Federal Realty Investment Trust
    CONSOLIDATED BALANCE SHEETS
    (See Accountants' Review Report)

                                                     March 31,   December 31,
                                                        1994         1993
                                                     ----------  ------------
                                                    (unaudited)
                        ASSETS                          (in
                                                     thousands)

    Investments

      Real estate, at cost                             $765,615       $758,088
      Less accumulated depreciation and
       amortization                                    -140,397       -135,045
                                                       --------       --------

                                                        625,218        623,043
      Mortgage notes receivable                          18,316         13,871
                                                       --------       --------

                                                        643,534        636,914

    Other Assets
      Cash                                                8,950          9,635

      Investments                                         3,863          4,008
      Notes receivable - officers                         2,381          1,890

      Accounts receivable                                15,938         15,681




      Prepaid expenses and other assets,
       principally property taxes, insurance, and
       lease commissions                                 20,650         19,499

      Debt issue costs (net of accumulated
        amortization of $2,839,000 and $3,862,000,
        respectively)                                     3,197          3,316
                                                       --------       --------
                                                       $698,513       $690,943
                                                       ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities
      Obligations under capital leases                 $137,072       $137,308

      Mortgages payable                                 103,506         81,237
      Notes payable                                      21,484         30,519

      Accrued expenses                                   19,225         19,104

      Accounts payable                                    5,248          5,785
      Dividends payable                                  10,963         10,927

      Security deposits                                   2,431          2,430
      Prepaid rents                                       2,069          1,783

    5 1/4% Convertible subordinated debentures,
     due 2003                                            75,000         75,000

    5 1/4% Convertible subordinated debentures,
     due 2002                                            40,167         40,167
    Investors' interest in consolidated assets            2,368          2,484

    Commitments and contingencies                           -              -
    Shareholders' equity


      Common shares of beneficial interest, no par
       or stated value, unlimited authorization,
       issued 28,170,318 and 28,077,999 shares,
       respectively                                     410,294        408,005

      Accumulated dividends in excess of Trust net
       income                                          -123,703       -116,823
      Allowance for unrealized loss on marketable
       securities                                          -414           -364
                                                       --------       --------

                                                        286,177        290,818

    Less 60,200 common shares in treasury - at
     cost, and subscriptions receivable                  -7,197         -6,619
                                                       --------       --------
                                                        278,980        284,199
                                                       --------       --------

                                                       $698,513       $690,943
                                                       ========       ========
    The accompanying notes are an integral part of
     these statements.


    Federal Realty Investment Trust

    CONSOLIDATED STATEMENTS OF OPERATIONS
    (see accountants' review report)
                             (unaudited)

                                                          Three months ended
                                                               March 31,
                                                            1994       1993
                                                         ---------  ---------

    (In thousands, except per share data)

    Revenue
      Rental income                                        $31,481    $24,567

      Interest                                                 869      1,044
      Other income                                           1,342      1,033
                                                          --------    -------

                                                            33,692     26,644


    Expenses

      Rental                                                10,112      6,054
      Real estate taxes                                      2,859      2,398

      Interest                                               8,178      8,501

      Administrative                                         1,381      1,025
      Depreciation and amortization                          6,897      5,936
                                                          --------   --------


                                                            29,427     23,914
                                                          --------   --------

    Operating income before investors' share                 4,265      2,730
      of operations and extraordinary item

      Investors' share of operations                          -182       -144
                                                          --------   --------

    Income before extraordinary item                         4,083      2,586
    Extraordinary item

      Net (loss) gain on early
       extinquishment of debt                                    -        -65
                                                          --------   --------
    Net Income                                              $4,083     $2,521
                                                          ========   ========

    Weighted Average Number of Common Shares                28,151     24,846
                                                          ========   ========

    Earnings per share
      Income before extraordinary item                      $0.15      $0.10

      Extraordinary item                                         -          -
                                                          --------   --------
                                                            $0.15      $0.10
                                                          ========   ========

    The accompanying notes are an integral part of these statements.


    Federal Realty Investment Trust

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    (see accountants' review report)
                        (unaudited)

                                        Three months ended March 31,
                                 1994                     1993
                               ---------   ----------  ----------  ----------

    (In thousands, except        Shares      Amount      Shares      Amount
     per share amounts)

    Common Shares of
     Beneficial Interest
      Balance, beginning of
       period                  28,077,999    $408,005  24,777,831    $322,903

      Exercise of stock
       options                     17,216         372      27,634         563
      Shares issued under
       dividend reinvestment
       plan                        35,103         917      31,686         807

      Conversion of 8 3/4%
       subordinated deben-
       tures, net of costs
       of $50,000                     -             -     137,364       2,209

      Shares purchased under
       share purchase plan         40,000       1,000
                               ----------  ----------  ----------  ----------



      Balance, end of period   28,170,318    $410,294  24,974,515    $326,482
                               ==========  ==========  ==========  ==========


    Common Shares of Bene-
     ficial Interest in
     Treasury, Deferred
     Compensation and
     Subscriptions
     Receivable

    Balance, beginning of        -422,575     -$6,619    -426,575     -$6,708
     period

    Amortization of deferred       27,875         422       1,000          22
     compensation
    Subscription of shares
     under share purchase
     plan                         -40,000      -1,000       -            -
                               ----------  ----------  ----------  ----------

    Balance, end of period       -434,700     $-7,197    -425,575     $-6,686
                               ==========  ==========  ==========  ==========


    Allowance for Unrealized Loss on            -$364                   -$385
     Marketable Securities Balance,
     beginning of period

     Unrealized (loss)
     recovery                                     -50                     114
                                             --------                --------
     Balance, end of period                     -$414                   -$271
                                             ========                ========




    Accumulated Dividends in
     Excess of Trust Net
     Income

      Balance, beginning of
       period                               -$116,823                -$92,932
      Net income                                4,083                   2,521

      Dividends declared to
       shareholders                           -10,963                  -9,592
                                             --------                --------

      Balance, end of period                -$123,703               -$100,003
                                             ========                ========


    The accompanying notes are an integral part of these statements.



    Federal Realty Investment Trust

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (see accountants' review report)
         (unaudited)

                                                               Three months ended March 31,
    (In thousands)                                                 1994           1993
                                                                ----------     ----------

    OPERATING ACTIVITIES

      Net income                                                     $4,083           $2,521
      Adjustments to reconcile net income to net cash
       provided by operations

         Depreciation and amortization                                6,897            5,936
         Rent abatements in lieu of leasehold improvements,             147             -484
          net of tenant improvements retired

         Imputed interest and amortization of debt cost                 162              153

         Amortization of deferred compensation and
          forgiveness of officers' notes                                140              147
         Payment of trustees' fees in shares of beneficial
          interest                                                        -               39

         Net loss (gain) on early extinguishment of debt                  -               65
      Changes in assets and liabilities

         (Increase) decrease in accounts receivable                    -257           -1,280



         Increase in prepaid expenses and other assets               -1,906           -1,817
          before depreciation and amortization

         (Decrease) increase in operating accounts payable,             -64            1,101
          security deposits and prepaid rent
         Increase in accrued expenses, before accretion of
          interest                                                      435            1,599
                                                                 ----------       ----------

      Net cash provided by operating activities                       9,637            7,980


    INVESTING ACTIVITIES

      Acquisition of real estate                                          -          -21,623
      Capital expenditures                                           -8,690           -7,771

      Net decrease (increase) in notes receivable                    -4,614               12

      Net decrease in temporary investments                              95           25,320
                                                                 ----------       ----------
      Net cash used in investing activities                         -13,209           -4,062

    FINANCING ACTIVITIES
      Regular payments on mortgages, capital leases, and              -505             -578
       notes payable

      Balloon payments on mortgages, including prepayment                 -           -3,387
       fees

      Proceeds of mortgage financings, net of costs                  22,500                -
      Repayments of short-term debt, net                             -9,013                -

      Redemption of 8 3/4% convertible debentures                         -             -176
      Dividends paid                                                -10,272           -9,517



      Issuance of shares of beneficial interest                         293              824

      Increase (decrease) in minority interest                         -116               34
                                                                 ----------       ----------
      Net cash provided by (used) in financing activities             2,887          -12,800
                                                                 ----------       ----------



    Decrease in cash                                                   -685           -8,882


    Cash at beginning of period                                       9,635           36,316
                                                                 ----------       ----------
    Cash at end of period                                            $8,950          $27,434
                                                                 ==========       ==========



    The accompanying notes are an integral part of these statements.


                         Federal Realty Investment Trust

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  March 31, 1994
                         (see accountants' review report)
                                   (unaudited)


   NOTE A - ACCOUNTING POLICIES AND OTHER DATA

        Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1993 which contain the Trust's accounting policies and other data.

   NOTE B - DIVIDENDS PAYABLE

        On March 3, 1994 the Trustees declared a cash dividend of $.39 per share, payable April 15, 1994 to shareholders of record March 25, 1994.

   NOTE C - MORTGAGE NOTES RECEIVABLE

        On March 1, 1994 the Trust issued a mortgage note receivable for $4.4 million. The note, which bears interest at 10.625%, is due in September, 1994 and is secured by a portion of Bethesda Row, the leasehold interest in which was acquired by the Trust in December 1993.


   NOTE D - MORTGAGES PAYABLE

        On January 31, 1994 the Trust placed with a bank a $22.5 million mortgage on Northeast Plaza in Atlanta, Georgia. The mortgage, which matures on January 31, 1995, originally bore interest at 150 basis points over LIBOR (London Interbank Offered Rate). The interest rate was reduced to 100 basis points over LIBOR as of April 7, 1994 provided that the Trust does not draw over $15.0 million on its $20.0 million line of credit with the bank.

   NOTE E - NOTES PAYABLE

        In February 1994 the Trust obtained a $15.0 million revolving credit facility with a bank, bringing the Trust's total availability of revolving credit facilities to $85.0 million. All four facilities require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At March 31, 1994 there was $15.4 million outstanding on these facilities. The average weighted interest rate on borrowings as of March 31, 1994 was 4.3%. The maximum amount borrowed under these facilities during the first three months of 1994 was $33.5 million.

   NOTE F - SHAREHOLDERS' EQUITY

        On January 1, 1994 under the terms of the 1993 Long-Term Incentive Plan, an officer of the Trust purchased 40,000 common shares at $25 per share with the assistance of a $1.0 million loan from the Trust. The loan, which has a term of 12 years, bears interest at 6.24%. One-sixteenth of the loan will be forgiven on January 31, 1995. Forgiveness of the remainder of the loan is subject to the future performance of the Trust.

        During the first three months of 1994, 17,216 shares were issued at prices ranging from $20.50 a share to $22.63 a share as the result of the exercise of stock options. The Trust accepted notes from its officers and employees of $341,000 in connection with the issuance of certain of these shares.

   NOTE G - INTEREST EXPENSE

        The Trust incurred interest expense totaling $8.2 million in the first quarter of 1994 and $8.5 million in the first quarter of 1993, of which $107,000 and $34,000, respectively, were capitalized. Interest paid was $6.5 million in the first quarter of 1994 and $6.5 million in the first quarter of 1993.

   NOTE H - COMMITMENTS AND CONTINGENCIES

        The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust is protesting this assessment since the Trust believes that it is entitled to the deduction. At this time, the outcome of this matter is unknown; however in a similar case involving another real estate investment trust, the New Jersey tax court recently ruled that the dividends paid deduction was allowable.

        The Trust's non real estate investments consist of $473,000 in marketable equity securities and $3.4 million of Olympia and York Senior First Mortgage Notes. The Olympia & York notes were written down in 1992 to management's best estimate of their net realizable value.

        The North Carolina Department of the Environment, Health and Natural Resources ("DEHNR") issued a Notice of Violation ("NOV") against a dry cleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. An agreement is being negotiated with two previous owners of the shopping center to share the costs to remediate. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the clean up costs.

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

        The Trust reserved $2.25 million at closing in 1993 for environmental issues principally associated with Gaithersburg Square Shopping Center. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust for certain third party claims and government requirements related to contamination at adjacent properties.

        At March 31, 1994 in connection with certain redevelopment projects, the Trust is contractually obligated on contracts of approximately $3.7 million. At March 31, 1994 the Trust is also contractually obligated under leases with tenants to provide approximately $7.1 million for improvements.

   NOTE I - SUBSEQUENT EVENTS

        On April 5, 1994 the Trust sold 840,000 shares at $25.875 to an institutional investor, raising net proceeds of $21.7 million. In a concurrent public offering, on April 6, 1994 the Trust sold 2.5 million shares at $26 per share, raising net proceeds of approximately $61.2 million.

        On April 30, 1994 $39.8 million of the Trust's $40.2 million 5 1/4% subordinated convertible debentures due 2002 were redeemed at a redemption price equal to 120% of their principal amount or $47.8 million.

        On April 15, 1994 the Trust purchased Idylwood Plaza in Fairfax, Virginia for a cash price of $14.3 million.
   On April 29, 1994 the Trust purchased North Lake Commons Shopping Center in Lake Zurich, Illinois for a cash price of $10.8 million. A parcel of land with a grocery store adjoining the Trust's Bala Cynwyd Shopping Center was also purchased on April 29, 1994 for a price of $990,000.

                         FEDERAL REALTY INVESTMENT TRUST
                                    FORM 10-Q
                                  MARCH 31, 1994

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

        During 1992 and 1993 in order to improve its capital structure and to finance and expand its real estate portfolio, the Trust restructured debt and raised equity. The Trust continues to believe that now is an opportune time to acquire or develop shopping centers, so as capital is needed to acquire or develop properties, the Trust will again seek to issue equity or additional debt securities.

        On January 31, 1994 the Trust placed, with a bank, a $22.5 million mortgage on Northeast Plaza in Atlanta, Georgia. The mortgage, which matures on January 31, 1995, originally bore interest at 150 basis points over LIBOR. The interest rate was reduced to 100 basis points over LIBOR as of April 7, 1994 provided that the Trust does not draw over $15.0 million on its $20.0 million line of credit with the bank. The proceeds of this mortgage were used to fund improvements to Trust properties and to repay borrowings on the Trust's revolving credit facilities.

        In early April 1994 the Trust sold 840,000 shares at $25.875 to an institutional investor, raising net proceeds of $21.7 million. In a concurrent public offering, on April 6, 1994 the Trust sold 2.5 million shares at $26 per share, raising net proceeds of approximately $61.2 million. Proceeds from these offerings were used to redeem $39.8 million of the Trust's 5 1/4% convertible subordinated debentures due 2002 which were redeemable on April 30, 1994 by the noteholders at 120% of their principal amount or $47.8 million.

          Proceeds from the offerings were also used to purchase shopping centers. On April 15, 1994 the Trust purchased Idylwood Plaza in Fairfax, Virginia for a price of $14.3 million in cash. On April 29, 1994 the Trust purchased North Lake Commons Shopping Center in Lake Zurich, Illinois for a price of $10.8 million in cash. A parcel of land with a grocery store adjoining the Trust's Bala Cynwyd Shopping Center was also purchased on April 29, 1994 for a price of $990,000 in cash.

        The Trust has available $85.0 million of unsecured medium-term revolving credit facilities with four banks. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long-term debt. At March 31, 1994 there was $15.4 million outstanding on these facilities. The average weighted interest rate on borrowings as of March 31, 1994 was 4.3%. The maximum amount borrowed under these facilities during the first three months of 1994 was $33.5 million.

        Major expenditures of capital by the Trust during the first quarter of 1994 included the following: (1) $9.0 million to reduce borrowings on the medium-term bank facilities and (2) $8.7 million in tenant work and improvements to the shopping centers. These improvements include $1.1 million to begin the redevelopment of Congressional Plaza, $1.9 million for the renovation and tenant work at Ellisburg Circle Shopping Center and $886,000 in tenant work and improvements at Perring Plaza.


        The Trust is committed under leases for approximately $7.1 million in tenant work. In addition the Trust has budgeted approximately $33.7 million for the remainder of 1994 for improvements to its properties.

   These expenditures will be paid from borrowings on the revolving credit facilities or from other financing.

        The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust is protesting this assessment since the Trust believes that it is entitled to the deduction. At this time, the outcome of this matter is unknown; however in a similar case involving another real estate investment trust, the New Jersey tax court recently ruled that the dividends paid deduction was allowable.

        Included in the Trust's non real estate investments of $3.9 million is $3.4 million of Olympia and York Senior First Mortgage Notes. The Olympia and York notes were written down during 1992 to management's best estimate of their net realizable value. Interest income on these notes is not being recorded as revenue, but is being treated as a reduction of principal.


        The North Carolina Department of the Environment, Health and Natural Resources ("DEHNR") issued a Notice of Violation ("NOV") against a dry cleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. An agreement is being negotiated with two previous owners of the shopping center to share the costs to remediate. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the clean up costs.

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


        The Trust reserved $2.25 million at closing in 1993 for environmental issues principally associated with Gaithersburg Square Shopping Center. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust of certain third party claims and government requirements related to contamination at adjacent properties.


        Management believes that the combination of cash at March 31, 1994, the revolving credit facilities, and the unencumbered value of the Trust's properties provide the Trust with adequate capital resources and liquidity for operating purposes in the near future. The Trust, however, continues to renovate its existing centers and seeks to acquire more shopping centers. The Trust will need to continue to raise equity or issue additional debt in order to fund these activities. Subject to market conditions, the Trust believes that it will continue to be able to raise this needed capital through the offering of equity and debt securities so that it may pursue its growth plans as well as to meet its longer term capital and debt refinancing needs.

   RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1994 AND 1993

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

        Funds from operations increased 29% to $11.0 million in the first quarter of 1994 from $8.5 million in the first quarter of 1993.

        Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 28% from $24.6 million in the first quarter of
   1993 to $31.5 million in the first quarter of 1994. The properties acquired in 1993 contributed 20% of this 28% increase. The major component of the remaining increase is cost recoveries, the increase in which is due to recovery of the large increase in snow removal expense during the first quarter of 1994.

        Other income which includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income, has increased from $1.0 million in 1993 to $1.3 million in 1994 because of the 1993 acquisitions and because of lease termination fees paid to the Trust.

        Rental expenses have increased from $6.1 million in the first quarter of 1993 to $10.1 million in the first quarter of 1994. This increase results primarily from new acquisitions and from an increase of over $1.5 million in snow removal expenses during the winter of 1994. The other major component of the increase in rental expense is in bad debt and the write off of tenant improvements for tenants which vacated prior to the end of their lease term. Real estate taxes have increased because of the 1993 acquisitions. Depreciation and amortization charges increased because of the 1993 acquisitions but also because of depreciation on recent tenant work and property improvements. Administrative expenses are increasing as the Trust grows, but are relatively constant as a percentage of total revenue at approximately 4%.

        Interest income has decreased from $1.0 million in the first quarter of 1993 to $869,000 in the first quarter of 1994, because of lower cash balances during 1994.

        Interest expense has decreased from $8.5 million in the first quarter of 1993 to $8.2 million in the first quarter of 1994. Decreases in interest expense resulting from the repayment of several mortgages and the senior notes in 1993 are mostly offset by increases in interest because of the issuance of the 5 1/4% convertible subordinated debentures due 2003, because of the interest portion of the capital lease payment on Bethesda Row, and because of interest on the larger outstanding balances of the revolving credit facilities.

        Income before extraordinary item increased from $2.6 million in the first quarter of 1993 to $4.1 million in the first quarter of 1994 primarily due to increased revenue from the Trust's new acquisitions.

        During the first quarter of 1993 the Trust incurred losses on the early extinguishment of debt of $65,000 due to the prepayment of a mortgage and the redemption of its 8 3/4% convertible subordinated debentures.

        As a result of the foregoing items, primarily the increases in property income, net income rose from $2.5 million in the first quarter of 1993 to $4.1 million in the first quarter of 1994.

   PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K

   (A) Exhibits
        10. Other Share Award and Purchase Note between Federal Realty Investment Trust and Ron D. Kaplan, dated January 1, 1994.
   (B) Reports on Form 8-K
       None.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FEDERAL REALTY INVESTMENT TRUST
                                                                  (Registrant)





   Date:    May 11, 1994         Steven J. Guttman
                                 ------------------------------
                                 Steven J. Guttman, President
                                 (Chief Executive Officer)




   Date:    May 11, 1994         Cecily A. Ward
                                 ------------------------------
                                 Cecily A. Ward
                                 (Principal Accounting Officer)

   December 17, 1993



   Dear Mr. Kaplan:

   The Board of Trustees of Federal Realty Investment Trust ("Trust") is pleased to inform you that you have been awarded an "Other Award" under the terms of the Federal Realty Investment Trust 1993 Long-Term Incentive Plan ("Plan"), a copy of which is available to you. This purchase is effective January 1, 1994.

   The terms of the "Other Award" are substantially similar to the terms of a "Stock Purchase Award" under the Plan, with the following modifications:

        (1) You are entitled to stock purchase loan forgiveness for a fiscal year of 1/16th of the original principal amount of your stock purchase loan if growth in the Trust's funds from operations per share ("FFO") is equal to or greater than 5% during that fiscal year.

        (2) Beginning with the forgiveness scheduled to occur on January 31, 1997, if growth in FFO is equal to or greater than 10% during the immediately preceding fiscal year and if total return to the Trust's shareholders is equal to or greater than 10% during the same fiscal year, then an additional 1/16th of the original principal amount of your stock purchase loan will be forgiven on January 31 of the following fiscal year.

        (3) With respect to the forgiveness scheduled to occur on January 31, 1995 only, you are entitled to stock purchase loan forgiveness of 1/16th of the original principal amount of your stock purchase loan even if the FFO test is not met for fiscal year 1994. If the FFO test described in (1) is met for fiscal year 1994, you are entitled to total stock purchase loan forgiveness of 2/16th of the original principal amount of your stock purchase loan on January 31, 1995.

        (4) Except as provided in the first sentence of (3) above, if growth in FFO does not equal 5% in any fiscal year, no stock purchase loan forgiveness on the following January 31 will occur.

        (5) If you are entitled to stock purchase loan forgiveness in any year, forgiveness shall occur on January 31 of the following year, beginning on January 31, 1995; provided, however, that 25% of the original principal amount of your stock purchase loan shall not be subject to forgiveness.

        (6) The term of your stock purchase loan shall be twelve years and the stock purchase loan, and any related tax loan, shall be non-recourse loans. Any tax loans you may receive shall also have a term of twelve years.

        (7) The interest rates on your stock purchase loan and any related tax loans shall be 6.24% per annum or such higher rate as shall be necessary to avoid imputed interest under the Internal Revenue Code.

        (8) The stock purchase price per share shall be the closing price per share on The New York Stock Exchange, Inc. for Trust shares on December 31, 1993.

   The members of the Trust's Compensation Committee are pleased to make this award in recognition of your contributions to the Trust.

   Also enclosed is a copy of the Prospectus for the Plan as well as a copy of the Trust's annual report to shareholders for the year ended December 31, 1992. We will provide you with a copy of the Trust's annual report to shareholders for the year ended December 31, 1993 as soon as it is available.

   Please indicate your acceptance of this award under the terms described above by signing where indicated below.

                                 Very truly yours,

                                 FEDERAL REALTY INVESTMENT TRUST

                            By:     Dennis L. Berman
                                 -------------------------------

                            Name:   Dennis L. Berman

                            Title: Chairman, Compensation Committee


   ACCEPTED AND AGREED:

   Ron D. Kaplan
   -------------------
   Ron D. Kaplan

                                  PURCHASE NOTE

                                           January 1, 1994

        FOR VALUE RECEIVED, Ron D. Kaplan ("Borrower"), promises to pay to the order of FEDERAL REALTY INVESTMENT TRUST ("Payee") at 4800 Hampden Lane, Bethesda, Maryland 20814, or at such other place as the holder hereof may from time to time designate in writing, in lawful money of the United States of America, the principal sum of One Million Dollars and No Cents ($1,000,000.00) together with interest as described below on the principal balance hereof from time to time outstanding, all in accordance with the following terms and provisions:

   1. Other Share Award. This promissory note (as the same may be amended, modified or supplemented from time to time, the "Purchase Note") represents the Purchase Loan referred to in the Federal Realty Investment Trust 1993 Long-Term Incentive Plan (as amended, modified or supplemented from time to time, "the Plan"). Terms defined in the Plan shall have the same meanings when such terms are used in this Purchase Note. This Purchase Note evidences a non-recourse, secured loan made by Payee to Borrower to enable Borrower to purchase Shares pursuant to Borrower's Other Share Award issued under the Plan. The performance of the Borrower's obligations hereunder are secured by (a) a pledge of the Shares purchased by Borrower under the Plan and (b) an Assignment to Payee of all quarterly cash Dividends paid on the Shares purchased by Borrower under the Plan.

   2. Interest. The unpaid principal balance of this Purchase Note, outstanding from time to time, shall bear Interest of Six and 24/100 percent (6.24%) per anum or such higher rate as shall be necessary to avoid imputed interest under the Internal Revenue Code and shall be due and payable quarterly in arrears on each date of payment of a cash Dividend on the Shares owned by Borrower pursuant to the Plan. If no quarterly cash Dividend is paid on the Shares for a quarter, Interest shall accrue on the last day of the quarter, and shall be satisfied from future cash Dividends paid on such Shares. Any accrued but unpaid Interest on the Purchase Note shall be due and payable on July 31, 2006.

   3. Principal Payments. Payee shall forgive the repayment of one-sixteenth (six and one quarter percent) of the original principal of this Purchase

   Note on the 31st day of January, so long as Funds From Operations per Share ("FFO") grew 5% or more during the immediately preceding fiscal year. The Payee shall also forgive an additional one-sixteenth of the original principal of the loan beginning on January 31, 1997, and each scheduled forgiveness date thereafter, if growth in FFO for the preceding fiscal year was greater than or equal to 10% and total return to shareholders for the preceding fiscal year was greater than or equal to 10%. Payee also agrees to forgive one-sixteenth of the original principal on January 31, 1995. Except as provided in the immediately preceding sentence, Payee will not forgive any portion of the original principal of the loan on the 31st day of January if growth in FFO was less than 5% during the preceding year. In order for the forgiveness to occur, Borrower must be an employee on the forgiveness date.

   Unless due earlier in accordance with Paragraphs 4 and 6 of this Purchase Note, the balance of the Purchase Note that is not forgiven in accordance with the schedule set forth in this Paragraph 3, shall be due and payable on July 31, 2006.

   4.   Termination of Employment.    In the event there  is a Termination  of
   Employment of Borrower, the following shall apply:

        a.   Termination of Employment by Voluntary Resignation.
             In the event of Borrower's Termination of Employment by voluntary resignation, the outstanding balance of the Purchase Loan and any accrued but unpaid Interest hereon shall be due and payable within ninety (90) days of the date of Borrower's Termination of Employment by voluntary resignation.

        b. Termination of Employment by Death, Disability or Change of Control.
             In the event of a Borrower's Termination of Employment by reason of death, Disability or a Change of Control, the timetable set forth in Paragraph 3 of this Purchase Note shall be accelerated so that an aggregate of one-half of the original principal of the Purchase Note shall be forgiven as of the date of Borrower's Termination of Employment by reason of death, Disability or a

             Change of Control. In that event, the outstanding balance of the Purchase Note and any accrued but unpaid Interest thereon shall be due and payable within one hundred eighty (180) days of such Termination of Employment.

        c.   Termination of Employment Constituting Discharge for
             Cause.

             In the event of Borrower's Termination of Employment that constitutes a Discharge for Cause, the outstanding balance of the Purchase Note and any accrued but unpaid Interest thereon shall be due and payable immediately upon the date of Borrower's Termination of Employment that constitutes a Discharge for Cause.

        d.   Other Termination of Employment.

             In the event of Borrower's Termination of Employment for reasons other than those set forth in the foregoing subparagraphs (a) through (c), the outstanding balance of the Purchase Note and any accrued but unpaid Interest thereon shall be due and payable within twelve (12) months of the date of Borrower's Termination of Employment.

   5.   Prepayment.    This Purchase Note may  be prepaid in whole or  in part
   at any time, and from time to time, without penalty. All partial prepayments shall be applied to the outstanding principal balance of the Purchase Note.

   6. Default. An Event of Default shall occur hereunder if the Borrower shall fail to repay the balance of the Purchase Note or the Tax Note and any accrued but unpaid Interest thereon within the applicable time periods set forth in the foregoing Paragraphs 2, 3 and 4 hereof or in the Tax Note and such failure shall continue for a period of ten days after written notice thereof has been given to the Borrower by the Payee. Upon the occurrence of an Event of Default, the outstanding balance of this Purchase Note and any outstanding Tax Notes and any accrued but unpaid Interest thereon shall become immediately due and payable at the option of the

   Payee. Any delay by the Payee in exercising, or any failure of the Payee to exercise, the aforesaid option to accelerate with respect to an Event of Default shall not constitute a waiver of its right to exercise such an option with respect to that or any subsequent Event of Default.

   7. Retention of Security. If there is an Event of Default and Payee exercises its option to accelerate this Purchase Note, then in that event Payee shall be entitled to retain that portion of the Share Purchase Award that has a Fair Market Value (as of the last day of the applicable time period for repayment as set forth in Paragraphs 2, 3 and 4 of this Purchase
   Note) equal to the sum of the outstanding principal balance of this Purchase Note and any accrued but unpaid Interest thereon, such Fair Market Value and balance to be determined as of the date of Payee's notice of acceleration. This remedy is the sole and exclusive remedy of Payee for any Event of Default.

   8. Waiver; Extension. Presentment, demand, notice of dishonor, protest and the benefits of the homestead and all other exemptions provided debtors are hereby waived. The Borrower agrees that he shall remain liable for the payment hereof notwithstanding any agreement for the extension of the due date of any amount payable hereunder made by the Payee after the maturity thereof.

   9. Notices. All notices, requests, demands and other communications with respect to this Purchase Note shall be in writing and shall be delivered by hand or sent by the United States mail, certified, postage prepaid, return receipt requested, to the following addresses:

        If to the Payee:

        Federal Realty Investment Trust
        4800 Hampden Lane
        Suite 500
        Bethesda, MD 20814
        Attn: Legal Department

        If to the Borrower:

        Ron D.Kaplan
        7909 Greentree Road
        Bethesda, MD 20817

   Any notice, request, demand or other communication delivered or sent in the manner aforesaid shall be deemed given or made (as the case may be) upon the date it is actually received if it is delivered by hand or on the third business day after the day on which it is deposited in the United States mail. The Borrower or Payee may change its address by notifying the other party of the new address in any manner permitted by this Paragraph 9.

   10. Severability. If any provision of this Purchase Note, or the application thereof to any person or circumstance, shall to any extent be invalid or unenforceable, the remainder of the provisions of this Purchase Note, or the application of such provision to other persons or circumstances shall not be affected thereby, and each provision of this Purchase Note shall be valid and enforceable to the fullest extent permitted by law.

   11. Successors and Assigns. This Purchase Note shall be binding upon and inure to the benefit of Borrower and Payee, and their respective heirs, administrators, personal representatives, successors and assigns; provided, however, that the Borrower may not assign or delegate his obligations hereunder without the prior written consent of Payee.

   12. Governing Law. This Purchase Note shall be governed by and construed in accordance with the laws of the State of Maryland, without regard to conflict of law principles.

        IN WITNESS WHEREOF, the Borrower has executed this Purchase Note.


                                           Ron D. Kaplan
                                           -------------------
                                           Ron D. Kaplan

                             ASSIGNMENT OF DIVIDENDS

        I hereby assign to Federal Realty Investment Trust all cash Dividends distributed on the 40,000 Shares issued to me as an "Offer Award" (but pledged to the Trust) under the Federal Realty Investment Trust 1993 Long-Term Incentive Plan ("Plan") and authorize the Trust to deduct from such cash Dividends the Interest payments due the Trust under my Purchase Loan and any Tax Loan and remit the balance (if any) to me.

        This Assignment of Dividend is made pursuant to the Plan and all terms defined in the Plan shall have the same meaning when used herein.



                                      Ron D. Kaplan
                                      -----------------------
                                      Ron D. Kaplan

                                          04/27/94
                                      -----------------------
                                      Date


   WITNESS:

     Cindy Schwartzman
   -----------------------------