Form 10-Q
period 1994-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 1994-08-11
CIK 34903

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     Form 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended:  June 30, 1994
                       -------------------------------------
                            Commission File No. 1-7533
                            --------------------------

                          FEDERAL REALTY INVESTMENT TRUST
                         ---------------------------------
              (Exact name of registrant as specified in its charter)


         District of Columbia                        52-0782497
   -------------------------------------------------------------------
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)         Identification No.)

              4800 Hampden Lane, Suite 500, Bethesda, Maryland  20814
              -------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


                               (301) 652-3360
   ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X  .       No     .
             ---            ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                 Outstanding at August 5. 1994
   -----------------------------      ------------------------------

   Common Shares of Beneficial Interest                 31,525,100


   This report, including exhibits, contains 38 pages.

                       FEDERAL REALTY INVESTMENT TRUST

                                 S.E.C. FORM 10-Q

                                   June 30, 1994

                                     I N D E X

   PART I.   FINANCIAL INFORMATION                                     PAGE NO.

             Accountants' Report                                           4

             Consolidated Balance Sheets                                   5
             June 30, 1994 (unaudited) and
             December 31, 1993 (audited)

             Consolidated Statements of Operations (unaudited)             6
             Six months ended June 30, 1994 and 1993

             Consolidated Statements of Operations (unaudited)             7
             Three months ended June 30, 1994 and 1993

             Consolidated Statements                                       8
             of Shareholders' Equity (unaudited)
             Six months ended June 30, 1994 and 1993

             Consolidated Statements of Cash Flows (unaudited)             9
             Six months ended June 30, 1994 and 1993

             Notes to Financial Statements                              10-13

             Management's Discussion and Analysis of                    14-18
             Financial Condition and Results of Operations

   PART II.  OTHER INFORMATION                                            19

             Exhibits                                                   21-38

                          FEDERAL REALTY INVESTMENT TRUST

                                 S.E.C. FORM 10-Q

                                   June 30, 1994


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


                  The balance sheet as of December 31, 1993 was audited by
             Grant Thornton, independent public accountants, who expressed an unqualified opinion on it in their report dated February 14, 1994. All other financial information presented is unaudited but has been reviewed as of June 30, 1994 and for each of the six months ended June 30, 1994 and 1993 by Grant Thornton whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

   Accountants' Review Report
   --------------------------



   Trustees and Shareholders
   Federal Realty Investment Trust

   We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of June 30, 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the six-month periods ended June 30, 1994 and 1993, and the consolidated statements of operations for the three-month periods ended June 30, 1994 and 1993.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is stated fairly, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                 Grant Thornton

   Washington, D.C.
   August 5, 1994


    Federal Realty Investment Trust


    CONSOLIDATED BALANCE SHEETS
    (see accountants' review report)

                                                                  June 30, 1994   December 31, 1993

                                                                  -------------   -----------------
                                                                    (unaudited)

                             ASSETS                              (in thousands)

    Investments

      Real estate, at cost                                            $800,606            $758,088

      Less accumulated depreciation and amortization                  (146,812)           (135,045)

                                                                      ---------           ---------
                                                                       653,794             623,043

      Mortgage notes receivable                                         18,319              13,871

                                                                      ---------           ---------
                                                                       672,113             636,914

    Other Assets

      Cash                                                              12,462               9,635
      Investments                                                        3,696               4,008



      Notes receivable - officers                                        2,312               1,890

      Accounts receivable                                               15,281              15,681

      Prepaid expenses and other assets, principally
      property taxes, insurance, and lease commissions                  17,274              19,499
      Debt issue costs (net of accumulated amortization of
      $2,970,000 and $3,862,000, respectively)                           3,075               3,316

                                                                        -------             -------

                                                                      $726,213            $690,943
                                                                      ========            ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

    Liabilities
      Obligations under capital leases                                 136,829             137,308

      Mortgages payable                                                103,270              81,237

      Notes payable                                                     23,569              30,519

      Accrued expenses                                                   8,928              19,104
      Accounts payable                                                   3,723               5,785

      Dividends payable                                                 12,282              10,927

      Security deposits                                                  2,560               2,430
      Prepaid rents                                                      1,414               1,783

    5 1/4% Convertible subordinated debentures, due 2003                75,000              75,000

    5 1/4% Convertible subordinated debentures, due 2002                   289              40,167
    Investors' interest in consolidated assets                           2,508               2,484



    Commitments and contingencies
                                                                            -                   -

    Shareholders' equity

    Common shares of beneficial interest, no par or stated
    value, unlimited authorization, issued 31,551,964 and
    28,077,999 shares, respectively                                    494,302             408,005
      Accumulated dividends in excess of Trust net income             (130,778)           (116,823)

      Allowance for unrealized loss on marketable
      securities                                                          (486)               (364)

                                                                      ---------           ---------
                                                                       363,038             290,818

    Less 60,200 common shares in treasury - at cost, and
    subscriptions receivable                                            (7,197)             (6,619)

                                                                      ---------           ---------

                                                                       355,841             284,199

                                                                      ---------           ---------

                                                                      $726,213            $690,943

                                                                      =========           =========
    The accompanying notes are an integral part of these
    statements.



    Federal Realty Investment Trust


    CONSOLIDATED STATEMENTS OF OPERATIONS

    (see accountants' review report)

                               (unaudited)
                                                                         Six months ended June 30,

                                                                              1994           1993

                                                                           --------       --------
    (In thousands, except per share data)


    Revenue

      Rental income                                                         $61,930        $50,725
      Interest                                                                2,037          2,056

      Other income                                                            2,519          2,307

                                                                           --------       --------
                                                                             66,486         55,088

    Expenses

      Rental                                                                 17,936         12,738
      Real estate taxes                                                       5,620          4,848

      Interest                                                               15,815         16,206


      Administrative                                                          3,184          2,322

      Depreciation and amortization                                          14,166         12,121

                                                                           --------       --------
                                                                             56,721         48,235

                                                                           --------       --------

    Operating income before investors' share of operations and
    extraordinary item                                                        9,765          6,853


      Investors' share of operations                                           (476)          (480)

                                                                           --------       --------
    Income before extraordinary item                                          9,289          6,373



    Extraordinary item

      Net loss on early extinquishment of debt                                   -          (1,027)
                                                                           --------       --------

    Net Income                                                               $9,289         $5,346

                                                                           ========        ========
    Weighted Average Number of Common Shares                                 29,760         26,135

                                                                            ========       ========

    Earnings per share
      Income before extraordinary item                                        $0.31          $0.24




      Extraordinary item                                                          -           (.04)

                                                                            --------       --------

                                                                              $0.31          $0.20
                                                                            ========       ========




    The accompanying notes are an integral part of these statements.



    Federal Realty Investment Trust


    CONSOLIDATED STATEMENTS OF OPERATIONS

    (see accountants' review report)

                               (unaudited)
                                                                       Three months ended June 30,

                                                                              1994           1993

                                                                            --------       --------
    (In thousands, except per share data)


    Revenue

      Rental income                                                         $30,449        $26,158
      Interest                                                                1,168          1,012

      Other income                                                            1,177          1,274

                                                                            --------       --------
                                                                             32,794         28,444



    Expenses
      Rental                                                                  7,824          6,684

      Real estate taxes                                                       2,761          2,450


      Interest                                                                7,637          7,705

      Administrative                                                          1,803          1,297

      Depreciation and amortization                                           7,269          6,185
                                                                            --------       --------

                                                                             27,294         24,321

                                                                            --------       --------
    Operating income before investors' share of operations and
    extraordinary item                                                        5,500          4,123



      Investors' share of operations                                           (294)          (336)
                                                                            --------       --------

    Income before extraordinary item                                          5,206          3,787

    Extraordinary item

      Net loss on early extinquishment of debt                                    -           (962)
                                                                            --------       --------

    Net Income                                                               $5,206         $2,825

                                                                            ========       ========
    Weighted Average Number of Common Shares                                 31,351         27,409

                                                                            ========       ========

    Earnings per share
      Income before extraordinary item                                        $0.17          $0.14




      Extraordinary item                                                          -          (0.04)

                                                                            -------        -------

                                                                              $0.17           $0.10
                                                                            ========       ========

    The accompanying notes are an integral part of these statements.



   Federal Realty Investment Trust



   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   (see accountants' review report)
                        (unaudited)

                                                          Six months ended June 30,

                                                1994                           1993

                                            ----------     ---------      -----------    ----------
   (In thousands, except share amounts)        Shares        Amount           Shares        Amount



   Common Shares of Beneficial Interest

      Balance, beginning of period         28,077,999      $408,005       24,777,831      $322,903
      Exercise of stock options                18,716           406           43,884           875

      Shares issued under dividend
      reinvestment plan                        73,520         1,864           64,621         1,719

      Conversion of 8 3/4% subordinated
      debentures, net of costs of
      $50,000                                       -             -          137,364         2,209

      Conversion of 5 1/4% subordinated
      debentures, net                           1,729            64



      Shares purchased under share
      purchase plan                            40,000         1,000

      Net proceeds of public offering
      and private placement                 3,340,000        82,963        2,757,800        72,807

                                           ----------       -------       ----------       -------

      Balance, end of period               31,551,964      $494,302       27,781,500      $400,513
                                           ==========       =======       ==========       =======



   Common Shares of Beneficial Interest
   in Treasury, Deferred Compensation
   and Subscriptions Receivable

      Balance, beginning of period           (422,575)      $(6,619)        (426,575)      $(6,708)
      Amortization of deferred
      compensation                             27,875           422            2,000            45

      Subscription of shares under share
      purchase plan                           (40,000)       (1,000)               -             -

                                              --------       -------        ---------       -------

        Balance, end of period               (434,700)      $(7,197)        (424,575)      $(6,663)
                                             =========       =======        =========       =======



   Allowance for Unrealized Loss on
   Marketable Securities

      Balance, beginning of period                            $(364)                         $(385)



      Unrealized (loss ) recovery                              (122)                             38

                                                               -----                          -----

      Balance, end of period                                  $(486)                         $(347)

                                                               =====                          =====


   Accumulated Dividends in Excess of
   Trust Net Income

      Balance, beginning of period                        $(116,823)                      $(92,932)

      Net income                                              9,289                          5,346
      Dividends declared to shareholders                    (23,244)                       (20,264)

                                                           ---------                       --------

      Balance, end of period                              $(130,778)                     $(107,850)

                                                           =========                      =========




   The accompanying notes are an integral part of these statements.






    Federal Realty Investment Trust


    CONSOLIDATED STATEMENTS OF CASH FLOWS

    (see accountants' review report)
                         (unaudited)

    (In thousands)
                                                                      Six months ended June 30,

                                                                          1994              1993

                                                                    ------------       ------------

    OPERATING ACTIVITIES

       Net income                                                         $9,289            $5,346

         Adjustments to reconcile net income to net cash
         provided by operations
         Depreciation and amortization                                    14,166            12,121

         Rent abatements in lieu of leasehold improvements,
         net of tenant improvements retired                                 (122)             (594)

         Imputed interest and amortization of debt cost                      297               273
         Amortization of deferred compensation and
         forgiveness of officers' notes                                      300               296

         Payment of trustees' fees in shares of beneficial
         interest                                                              -                39


         Net loss on early extinguishment of debt                              -             1,027

       Changes in assets and liabilities

       (Increase) decrease in accounts receivable                            400            (2,493)
       Increase in prepaid expenses and other assets before
       depreciation and amortization                                        (631)             (460)

       (Decrease) increase in operating accounts payable,
       security deposits and prepaid rent
                                                                            (822)            1,141
       Decrease in accrued expenses, net of the premium put on
       the 5 1/4% convertible subordinated debentures
                                                                          (2,014)           (1,566)

                                                                          -------           -------
       Net cash provided by operating activities                          20,863            15,130



    INVESTING ACTIVITIES

       Acquisition of real estate                                        (26,334)          (43,491)
       Capital expenditures                                              (17,132)          (14,213)

       Net decrease (increase)in notes receivable                         (4,566)               21

       Net decrease in temporary investments                                 190            30,418
                                                                         --------          --------

       Net cash used in investing activities                             (47,842)          (27,265)







    FINANCING ACTIVITIES

       Regular payments on mortgages, capital leases, and notes
       payable
                                                                          (1,018)           (1,106)
       Balloon payments on mortgages, including prepayment fees                -           (10,046)

       Proceeds of mortgage financings, net of costs                      22,500                 -

       Repayments of short-term debt, net                                 (6,913)                -
       Redemption of 8 3/4% convertible debentures                             -              (176)

       Redemption of senior notes                                                          (50,505)

       Redemption of  5 1/4% convertible subordinated debentures
       including premium put                                             (47,790)
       Dividends paid                                                    (20,574)          (17,877)

       Issuance of shares of beneficial interest                          83,577            73,582

       Increase in minority interest                                          24                83

                                                                         --------          --------
       Net cash provided by (used in) financing activities                29,806            (6,045)

                                                                         --------          --------


    Increase (decrease) in cash                                            2,827           (18,180)



    Cash at beginning of period                                            9,635            36,316
                                                                         --------          --------




    Cash at end of period                                                $12,462           $18,136

                                                                         ========          ========


    The accompanying notes are an integral part of these statements.


                          Federal Realty Investment Trust

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   June 30, 1994
                         (see accountants' review report)
                                    (unaudited)


   NOTE A - ACCOUNTING POLICIES AND OTHER DATA

      Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1993 which contain the Trust's accounting policies and other data.

   NOTE B - DIVIDENDS PAYABLE

      On June 2, 1994 the Trustees declared a cash dividend of $.39 per share, payable July 15, 1994 to shareholders of record June 26, 1994.

   NOTE C - REAL ESTATE

      On April 15, 1994 the Trust purchased Idylwood Plaza in Fairfax, Virginia for a cash price of $14.3 million. On April 29, 1994 the Trust purchased North Lake Commons Shopping Center in Lake Zurich, Illinois for a cash price of $10.8 million. A parcel of land with a grocery store adjoining the Trust's Bala Cynwyd Shopping Center was also purchased on April 29, for a cash price of $990,000.

   NOTE D - MORTGAGE NOTES RECEIVABLE

      On March 1, 1994 the Trust loaned $4.4 million to the lessor of Bethesda Row. The note, which bears interest at 10.625%, is due in September, 1994 and is secured by a portion of Bethesda Row, the leasehold interest in which was acquired by the Trust in December 1993.

   NOTE E - MORTGAGES PAYABLE

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

   NOTE F - NOTES PAYABLE

      In February 1994 the Trust obtained a $15.0 million revolving credit facility with a bank, bringing the Trust's total availability of revolving
   credit facilities to $85.0 million.   All four facilities require fees and
   have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At June 30, 1994 there was $17.5 million outstanding on these facilities. The average weighted interest rate on borrowings as of June 30, 1994 was 4.6%. The maximum amount borrowed under these facilities during the first six months of 1994 was $33.5 million.

   NOTE G - 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002

      On April 30, 1994 $39.8 million of the Trust's 5 1/4% convertible subordinated debentures due 2002 were redeemed at a redemption price equal to 120% of their principal amount or $47.8 million. A principal amount of $53,000 of these debentures were converted into 1,729 shares. There is $289,000 left outstanding of this issue.

   NOTE H - SHAREHOLDERS' EQUITY

      On April 5, 1994 the Trust sold 840,000 shares at $25.875 to an institutional investor, raising net proceeds of $21.7 million. In a concurrent public offering, on April 6, 1994 the Trust sold 2.5 million shares at $26 per share, raising net proceeds of $61.3 million.

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

      During the first six months of 1994, 18,716 shares were issued at prices ranging from $20.50 a share to $22.63 a share as the result of the exercise of stock options. The Trust accepted notes from its officers and employees of $341,000 in connection with the issuance of certain of these shares.

   NOTE I - INTEREST EXPENSE

      The Trust incurred interest expense totaling $15.9 million during the first six months of 1994 and $16.3 million during the first six months of 1993, of which $76,000 and $109,000, respectively, were capitalized. Interest paid was $24.8 million in the first six months of 1994 and $17.7 million in the first six months of 1993.

   NOTE J - COMMITMENTS AND CONTINGENCIES

      The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust is protesting this assessment since the Trust believes that it is entitled to the deduction. At this time, the outcome of this matter is unknown; however in a case involving another real estate investment trust, the New Jersey tax court recently ruled that the dividends paid deduction was allowable.

      The Trust's non real estate investments consist of $401,000 of marketable equity securities, at market, and $3.3 million of Olympia and York Senior First Mortgage Notes. The Olympia & York notes were written down in 1992 to management's best estimate of their net realizable value.

        The North Carolina Department of the Environment, Health and Natural Resources ("DEHNR") issued a Notice of Violation ("NOV") against a drycleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. The Trust has entered into an agreement with two previous owners of the shopping center to share the costs to assess and remediate. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the clean up costs.

      Contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at two Virginia properties. In each case, the contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of these situations is preliminary and it is impossible to estimate the range of remediation costs, if any.

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

      At June 30, 1994 in connection with certain redevelopment projects, the Trust is contractually obligated on contracts of approximately $9.8 million. At June 30, 1994 the Trust is also contractually obligated under leases with tenants to provide approximately $9.3 million for improvements.

   NOTE K - COMPONENTS OF RENTAL INCOME

      The components of rental income for the six months ended June 30 are as follows:

                                   1994              1993
                                 (in thousands)
   Shopping Centers
      Minimum rents                   $47,173             $38,939
   Cost reimbursements                 10,944               8,181
      Percentage rents                  2,649               2,448
   Apartments                           1,164               1,157
                                      -------             -------
                                      $61,930             $50,725
                                     ========             =======


   NOTE L - SUBSEQUENT EVENTS

      On July 28, 1994 the Trust purchased the Garden Market Shopping Center in suburban Chicago, Illinois for a cash price of $7.3 million.

                          FEDERAL REALTY INVESTMENT TRUST
                                     FORM 10-Q
                                   JUNE 30, 1994

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

      During the first six months of 1994, the Trust purchased the 73,405 square foot Idylwood Shopping Center in Fairfax, Virginia, the 121,000 square foot North Lake Commons Shopping Center in suburban Chicago, Illinois and a parcel of land adjacent to the Trust's Bala Cynwyd Shopping Center containing a 36,370 square foot grocery store for a combined cash outlay of $26.3 million. In July 1994 the Trust purchased the 125,747 square foot Garden Market shopping center outside Chicago for a cash price of $7.3 million. During the first six months of 1994 the Trust also spent $17.1 million in improvements to its properties; included in these improvements were $3.2 million, $2.3 million and $1.0 million towards the redevelopment and retenanting of Ellisburg Shopping Center, Congressional Shopping Center and Gaithersburg Square Shopping Center, respectively.

      These acquisitions and renovations were funded by sales of equity and additional borrowings. In April the Trust raised net proceeds of $83.0 million from a public offering of 2.5 million shares and a concurrent private placement of 840,000 shares. In January 1994 the Trust placed a $22.5 million one year mortgage on Northeast Plaza in Atlanta, Georgia. Proceeds from these transactions were also used to redeem $39.8 million of the Trust's 5 1/4% convertible subordinated debentures due 2002 at a redemption price equal to 120% of their principal or $47.8 million.

      The Trust has available $85.0 million of unsecured medium-term revolving credit facilities with four banks. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long-term debt. At June 30, 1994 there was $17.5 million outstanding on these facilities. The average weighted interest rate on borrowings through June 30, 1994 was 4.6%. The maximum amount borrowed under these facilities during the first six months of 1994 was $33.5 million.

      The Trust is committed under leases for approximately $9.3 million in tenant work. In addition the Trust has budgeted approximately $16.1 million for the remainder of 1994 for improvements to its properties. Furthermore, the Trust is actively seeking to acquire both existing shopping centers and sites for development of new shopping centers. Accordingly since the Trust has identified certain opportunities for development of new shopping centers, the Trustees have amended the Bylaws to allow the Trust to acquire raw land for the purpose of new development of shopping centers. Management believes that carefully planned development can offer yields that exceed the yields obtainable on the purchase of existing properties, thereby compensating for the additional risk to the Trust. These expenditures will be funded with the revolving credit facilities pending their permanent financing with either equity or debt. The Trust believes that the unencumbered value of its properties and its access to the capital markets, as demonstrated by its past success in raising capital, give it the ability to raise the capital, both debt and equity, needed to fund these activities as well as its longer term growth and debt refinancing needs.

   CONTINGENCIES

      The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust is protesting this assessment since the

   Trust believes that it is entitled to the deduction. At this time, the outcome of this matter is unknown; however in a case involving another real estate investment trust, the New Jersey tax court recently ruled that the dividends paid deduction was allowable.

      Included in the Trust's non real estate investments of $3.7 million is $3.3 million of Olympia and York Senior First Mortgage Notes. The Olympia and York notes were written down during 1992 to management's best estimate of their net realizable value. Interest income on these notes is not being recorded as revenue, but is being treated as a reduction of principal.

      The North Carolina Department of the Environment, Health and Natural Resources ("DEHNR") issued a Notice of Violation ("NOV") against a drycleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. The Trust has entered into an agreement with two previous owners of the shopping center to share the costs to assess and remediate. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the clean up costs.

      Contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at two Virginia properties. In each case, the contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of these situations is preliminary and it is impossible to estimate the range of remediation costs, if any.


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


   RESULT OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1994 AND 1993

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

      Funds from operations increased 27% to $23.5 million in the first half of 1994 from $18.5 million in the first half of 1993.

      Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 22% from $50.7 million in the first half of 1993 to $61.9 million in the first half of 1994. If rental income is adjusted to remove the effect of properties purchased in 1993 and 1994, it increased 5.2%, despite a $500,000 reduction in rental income at Congressional Plaza, a large part of which has been vacated during its major redevelopment. A major component of this 5.2% increase is cost recoveries, the increase in which is due to recovery of the large increase in snow removal expense during the first quarter of 1994.

      Other income which includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income, has increased from $2.3 million in 1993 to $2.5 million in 1994 because of the 1993 and 1994 acquisitions.

      Rental expenses have increased from $12.7 million in the first half of 1993 to $17.9 million in the first half of 1994. This increase results primarily from new acquisitions and from an increase of over $1.5 million in snow removal expenses during the winter of 1994. Real estate taxes have increased because of the 1993 and 1994 acquisitions. Depreciation and amortization charges increased because of the 1993 acquisitions but also because of depreciation on recent tenant work and property improvements. Administrative expenses are increasing as the Trust grows and as it seeks new acquisition and development opportunities. A major component of the increase in 1994 over 1993 is the write off of costs connected with acquisition projects that will not be purchased.


      Interest expense has decreased from $16.2 million during the first six months of 1993 to $15.8 million during the comparable period of 1994. Decreases in interest expense resulting from the repayment of several mortgages and the senior notes in 1993 and the redemption on April 30, 1994 of the 5 1/4% convertible debentures due 2002 are mostly offset by increases in interest because of the issuance of the 5 1/4% convertible subordinated debentures due 2003, because of the interest portion of the capital lease payment on Bethesda Row, and because of interest on increased usage of the revolving credit facilities.

      Income before extraordinary item increased from $6.4 million during the first six months of 1993 to $9.3 million in the comparable period of 1994 primarily due to increased revenue from the Trust's new acquisitions.

      During the first half of 1993 the Trust incurred losses on the early extinguishment of debt of $1.0 million due to the prepayment of two mortgages and the redemption of its 8 3/4% convertible subordinated debentures and senior notes.

      As a result of the foregoing items, primarily the increases in property income, net income rose from $5.3 million in the first half of 1993 to $9.3 million in the first half of 1994.

   RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994 AND 1993

      Funds from operations increased $2.5 million from $10.0 million in the second quarter of 1993 to $12.5 million in the second quarter of 1994. Rental income increased from $26.2 million in the second quarter of 1993 to $30.4 million in the comparable period of 1994 due to the 1993 and 1994 acquisitions. If the contribution of the new acquisitions is excluded, rental income decreased $200,000 because of the loss of rental income while Congressional Plaza is being renovated.

      Rental expenses increased from $6.7 million during the second quarter of 1993 to $7.8 million during the same period of 1994, because of the 1993 and 1994 acquisitions. Real estate taxes also rose from 1993 to 1994 because of the recent acquisitions. If the properties acquired in 1993 and 1994 are excluded, rental expenses and real estate taxes both declined slightly. The 1993 and 1994 acquisitions were the primary cause of the increase in depreciation and amortization expense, followed by increased depreciation on recent tenant work and renovations.

      Interest expense has remained approximately the same between the second quarter of 1994 and 1993 at $7.6 million and $7.7 million, respectively. Decreases in interest expense resulting from the repayment of several mortgages and the senior notes in 1993 and the redemption on April 30, 1994 of the 5 1/4% convertible debentures due 2002 are offset by increases in interest because of the issuance of the 5 1/4% convertible subordinated debentures due 2003, because of the interest portion of the capital lease payment on Bethesda Row, and because of interest on increased usage of the revolving credit facilities.

      Administrative expenses are increasing as the Trust grows and as it seeks new development and acquisition opportunities. During the second quarter of 1994, a major component of the increase in 1994 administrative expense over 1993 expenses is the write off of costs connected with acquisition projects that will not be purchased.

      During the second quarter of 1993 the Trust incurred costs on the early extinguishment of debt, resulting from the early redemption of its senior notes and from the prepayment of a mortgage.

      As a result of the foregoing items, primarily the 1993 and 1994 acquisitions, net income rose from $2.8 million for the second quarter of 1993 to $5.2 million for the second quarter of 1994.

   PART II - OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Shareholders

      At the 1994 Annual Meeting of Shareholders on May 4, 1994, the Shareholders elected three Trustees to serve for the ensuing three years. Holders of 21 million shares voted for each of the three Trustees and holders of approximately 100,000 shares voted against each of the three Trustees.

      At the 1994 Annual Meeting, the Shareholders also voted on a shareholder proposal to limit compensation payable by the Trust based upon a comparison to the President of the United States. Holders of 2.6 million shares voted for the proposal, holders of 13.6 million shares voted against and holders of 4.0 million shares abstained or did not vote.

   Item 6. Exhibits and Reports on Form 8-K

   (A) Exhibits
      3(ii). By-Laws of Federal Realty Investment Trust, amended
   August 3, 1994.
   (B) Reports on Form 8-K
       None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FEDERAL REALTY INVESTMENT TRUST
                                                -------------------------------
                                                                   (Registrant)





   Date: August 9, 1994               Steven J. Guttman
         -------------                ----------------------------
                                      Steven J. Guttman, President
                                      (Chief Executive Officer)




   Date: August 9, 1994               Cecily A. Ward
         -------------                ------------------------------
                                      Cecily A. Ward
                                      (Principal Accounting Officer)

                                     BYLAWS OF
                          FEDERAL REALTY INVESTMENT TRUST

                             ARTICLE I.  SHAREHOLDERS

      Section 1.1.     Notice of Shareholder Meetings.    Notice of each annual
   meeting of shareholders, stating the date, place and purposes of the meeting, shall be given by the President to each shareholder at least ten
   (10) days and not more than sixty (60) days before any such meeting. Notice for any special meeting of shareholders shall be sent within a reasonable period of time after the request for such meeting has been made in accordance with the requirements set forth in the Declaration of Trust and shall be held at such place and on such date as the Trustees shall designate in the notice.

      Section 1.2.     Adjourned Meetings of Shareholders.     Any meeting of
   shareholders may be adjourned from time to time by a majority of the votes properly cast upon the matter, whether or not a quorum is present, and such meeting may be reconvened without notice other than that given at such meeting. At any reconvened session of the meeting at which there shall be a quorum any business may be transacted which might have been transacted at the meeting as originally noticed.

      Section 1.3.     Voting by Proxy.    At any meeting of shareholders, a
   shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Trust before or at the time of the meeting. No proxy shall be valid after the expiration of eleven (11) months from the date thereof unless otherwise provided in the proxy.

      Section 1.4. Inspectors of Election. In advance of any meeting of shareholders, the Board of Trustees may appoint any person other than a nominee for Trustee as an inspector of election to act at such meeting or any adjournment thereof. The number of inspectors shall be either one (1) or three (3). Any such appointment shall not be altered at the meeting for which such appointment has been made. If inspector(s) of election are not so appointed, the President may, or on the request of the holders of not less than ten percent (10%) of the Shares present in person or by proxy at the meeting and entitled to vote thereat, the President shall, make such appointment at the meeting. If inspector(s) are appointed at the meeting upon request of the shareholders, the majority of votes cast shall determine whether one (1) or three (3) inspectors are to be appointed. In case any person appointed as inspector fails to appear or fails or refuses to act as an inspector, the vacancy may be filled by appointment by the Board of Trustees in advance of the meeting or at the meeting by the President.

      The duties of such inspector(s) shall include: determining the number of Shares outstanding and the voting power of each Share, the Shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies; receiving votes, ballots or consents; hearing and determining all challenges and questions in any way arising in connection with rights to vote; counting and tabulating all votes, ballots or consents; determining the result of any vote; and such other acts as may be proper to conduct the election or vote with fairness to all shareholders.

      Section 1.5. Notice of Shareholder Proposals. (a) At an annual meeting of the shareholders, only such business shall be conducted and only such proposals shall be acted upon as shall have been brought before the annual meeting (i) by, or at the direction of, the Board of Trustees or (ii) by any shareholder of record of the Trust who complies with the notice procedures set forth in this Section 1.5 of these Bylaws. For a proposal to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Trust. To be timely, a shareholder's notice must be delivered to, or mailed and received at, the principal executive offices of the Trust not less than sixty (60) days nor more than ninety (90) days prior to the anniversary date of the prior annual meeting. A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (i) a brief description of the proposal desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the Trust's books, of the shareholder proposing such business and any other shareholders known by such shareholder to be supporting such proposal, (iii) the class and number of Shares of the Trust which are beneficially owned by the shareholder on the date of such shareholder notice and by any other shareholders known by such shareholder to be supporting such proposal on the date of such shareholder notice, and (iv) any financial interest of the shareholder in such proposal.

      (b) If the presiding officer of the annual meeting determines that a shareholder proposal was not made in accordance with the terms of this
   Section 1.5, he shall so declare at the annual meeting and any such proposal shall not be acted upon at the annual meeting.

      (c) This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers of the Trust or Trustees and committees of the Board of Trustees, but, in connection with such reports, no business shall be acted upon at such annual meeting unless stated, filed and received as herein provided in this Section 1.5.

      (d) Any shareholder seeking to bring a proposal before an annual meeting of the Trust shall continue to be subject, to the extent applicable, to the requirements of Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations thereunder, as well as the requirements of this
   Section 1.5 and Section 7.2 of the Declaration of Trust.

      Section 1.6. Record Date for Consent Solicitation. In order that the Trust may determine the shareholders entitled to consent to action in writing without a meeting, the Board of Trustees may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Trustees, and which date shall not be more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the Board of Trustees. Any shareholder of record seeking to have the shareholders authorize or take action by written consent shall, by written notice to the Secretary of the Trust, request the Board of Trustees to fix a record date. The Board of Trustees shall promptly, but in all events within ten (10) days of the date on which such a request is received, adopt a resolution fixing the record date. If no record date has been fixed by the Board of Trustees within ten
   (10) days of the date on which such a request is received and no prior action by the Board of Trustees is required by applicable law, the record date for determining shareholders entitled to consent to action in writing without a meeting shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Trust by delivery to its registered office in the District of Columbia, its principal place of business, or an officer or agent of the Trust having custody of the book in which proceedings of shareholders meetings are recorded, in each case to the attention of the Secretary of the Trust. Delivery shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Trustees within ten (10) days of the date on which such a request is received and prior action by the Board of Trustees is required by applicable law, the record date for determining shareholders entitled to consent to action in writing without a meeting shall be at the close of business on the date on which the Board of Trustees adopts the resolution taking such prior action.

                               ARTICLE II.  TRUSTEES

      Section 2.1. Regular Meetings of Trustees. A regular meeting of the Board of Trustees shall be held without further notice than this Bylaw on the same day as the annual meeting of shareholders either at the same place as such meeting or at the Trust's principal offices. The Board of Trustees may provide, by resolution, the time and place for the holding of additional regular meetings without other notice than the adoption of such resolutions.

      Section 2.2.     Adjourned Meetings of Trustees.    Any meeting of the
   Trustees may be adjourned from time to time by a vote of the majority of Trustees present at such meeting, whether or not a quorum is present, and such meeting may be reconvened without notice other than that given at such meeting. At any reconvened session of a meeting at which there shall be a quorum any business may be transacted which might have been transacted at the meeting as originally noticed.

      Section 2.3.     Presumption of Assent.   A Trustee who is present at a
   meeting of the Board of Trustees at which action on any matter is taken shall be presumed to have assented to the action taken unless he shall have requested the secretary of the meeting to enter his dissent or abstention in the minutes of the meeting.

      Section 2.4. Trustee Nominations. Nominations for the election of Trustees may be made by the Board of Trustees or a nominating committee appointed by the Board of Trustees or by any shareholder entitled to vote in the election of Trustees generally. However, any shareholder entitled to vote in the election of Trustees generally may nominate one or more persons for election as Trustees at a meeting only if written notice of such shareholder's intent to make such a nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Trust not later than (i) with respect to an election to be held at an annual meeting of shareholders, ninety (90) days prior to the anniversary date of the immediately preceding annual meeting, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of Trustees, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to shareholders. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of shares of the Trust entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission as then in effect; and (e) the consent of each nominee to serve as a Trustee of the Trust if so elected. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

                              ARTICLE III.  OFFICERS

      Section 3.1.     Election.   The officers of the Trust shall be elected
   by the Trustees. There shall be a President and a Secretary, in each case elected by the Trustees. In addition, the Trustees may also elect such additional officers, including vice-presidents, one (1) or more assistant secretaries, a treasurer and one (1) or more assistant treasurers, as they may designate. All officers of the Trust shall exercise such powers and perform such duties as the Trustees may determine from time to time, in addition to those provided in these Bylaws. The President shall be a Trustee, but no other officers need be Trustees.

      Section 3.2.     Term of Office.   The officers of the Trust shall be
   elected by the Trustees at such intervals as the Trustees may determine, and shall hold office until death, resignation of removal, or until their successors are elected and qualify. Any officer may be removed at any time by the affirmative vote of two-thirds of the full Board of Trustees taken at any regular or special meeting of the Trustees, without prejudice to any contractual rights which such officer may have. Any vacancy occurring in the office of President of the Trust shall be filled by the Trustees.

      Section 3.3.     President.     The President, who shall be a Trustee,
   shall be the chief executive officer of the Trust, shall preside at all meetings of the shareholders and of the Trustees, shall have general management and supervision of the business and affairs of the Trust, and shall see that all orders and resolutions of the Trustees are carried into effect. The President shall have the authority to execute bonds, mortgages, documents and other contracts of the Trust, and the power to delegate such authority to other officers of the Trust on the terms and under the circumstances as he shall determine.

      Section 3.4.     Secretary.     The Secretary shall keep minutes of all
   meetings of the Trustees, shall have custody of the seal of the Trust, and generally shall perform the duties usually performed by a secretary of a corporation, including certifying as to Trust resolutions and other documents.

      Section 3.5.     Succession.    The Trustees shall from time to time
   determine the order in which officers of the Trust shall, in the absence or disability of the President, perform the duties and exercise the powers of the President, except that if any such officer is not a Trustee, he shall not preside at meetings of the shareholders or of the Trustees.

                             ARTICLE IV.  INVESTMENTS

      Section 4.1.     Restrictions on Investments.  The Trust shall not:

        (a) invest in commodities, foreign currencies of chattels, except as required in the day-to-day business of the Trust or in connection with its investments;

        (b) invest in contracts for sale of Real Property in excess of a value of one percent (1%) of all of the Trust's Property; provided, however, that nothing in this Section 4.1. shall prevent the holding of contracts of sale as security for loans made by the Trust and the ownership of such contracts of sale upon foreclosure of, or realization upon, such security interests, and contracts of sale so held or owned shall be excluded from the computation required by this Section 4.1(b);

        (c)  engage in any short sale;

        (d) engage in trading as compared with investment activities, or engage in the business of underwriting or agency distribution of Securities issued by others; provided that this prohibition shall not prevent the Trust from acquiring Securities as permitted herein, in circumstances where if such Securities were sold the Trust might be deemed to be an "underwriter" within the meaning of the Securities Act of 1933 and the rules and regulations thereunder, and provided further that this prohibition shall not prevent the Trust from selling participations in Mortgage loans or interests in Real Property;

        (e) hold property primarily for sale to customers in the ordinary course of the trade or business of the Trust, but this prohibition shall not be construed to deprive the Trust of the power to sell any property (including divided or undivided interests in such property) which it owns at any time;

        (f) invest more than ten percent (10%) of the total value of the Trust's Property in the ownership of, or participations in the ownership of, unimproved non-income-producing Real Property, or in Mortgage loans (other than development or construction loans) secured by Mortgages upon unimproved non-income-producing Real Property, excluding Real Property which is being developed or will be developed within a reasonable period;

        (g) invest more than ten percent (10%) of the total value of the Trust's Property in junior Mortgage loans, including wraparound Mortgage loans but excluding junior Mortgage loans where the Trust either holds a first Mortgage loan on Real Property subject to the junior Mortgage loan in question, or a participation in a first Mortgage loan thereon which is pro rata no less than the participation of the Trust in the junior Mortgage loan in question;

        (h) invest in equity Securities (except Securities acquired as additional consideration in connection with Mortgage loans made by the Trust or leases of Real Property owned by the Trust) issued by any corporation or other trust which, to the actual knowledge of the Trustees, is then holding investments or engaging in activities prohibited to the Trust;

        (i)  invest in bullion;

        (j) enter into contracts or other documents evidencing obligations of the Trust unless such contract complies with Section 8.3 of the Declaration of Trust;

        (k) issue debt Securities (other than: (a) commercial paper having a maturity not in excess of two hundred seventy (270) days from its issuance, or (b) Securities issued in a transaction exempt from registration under the Securities Act of 1933, as from time to time amended, as a transaction by an issuer not involving any public offering) unless the historical cash flow, or the substantiated future cash flow of the Trust, giving effect to the receipt of and investment of the proceeds of the offering of debt Securities (excluding in each case extraordinary items), is sufficient in the opinion of the Trustees to cover the interest on such debt Securities. The Trustees shall receive and may rely upon a certificate of a financial officer of the Trust as to the computations contemplated by the preceding sentence prior to issuing such debt Securities;

        (l) invest in any Real Property which is subject to a Mortgage or other encumbrance to other than a bank, insurance company, pension fund, institutional lender or corporation engaged in the business of Mortgage investments, except in the case of a purchase money Mortgage;

        (m) invest in any Mortgage on unimproved Real Property or in any Mortgage other than a first Mortgage not in a greater percentage of value as confirmed by a competent independent appraiser, than permitted under local law to a savings and loan association.

      Section 4.2.     Investment Criteria.     The following are the
   Investment Criteria of the Trust:

        (a) Shopping Centers - The minimum size for a shopping center is one hundred thousand (100,000) square feet, unless the center is adjacent to an existing Trust property or part of a multiple property purchase.

        (b) Apartment Buildings - The minimum size for an apartment building is two hundred (200) units.

        (c) Geographic Limitations - Investments will only be made in properties located within a fifty (50) mile radius of major metropolitan areas east of the Mississippi River with a minimum population of one hundred fifty thousand (150,000), except for apartment buildings which will only be acquired within a two hundred (200) mile radius of Washington, D.C.

        (d) New Development of Shopping Centers - New development of shopping centers is authorized and raw land may be acquired for the sole purpose of new development of shopping centers.

        (e) Partial Interest - No less than a fifty-one percent (51%) interest in any property will be acquired, unless such lesser interest has total control over financing, operations, sale, and other matters relating to the business conducted on the property.

        Any person covered by Section 8.9 of the Declaration of Trust who desires to acquire a property which meets the Investment Criteria of the

   Trust must either notify the President of the Trust of the proposed acquisition so that it may be considered at the next regularly scheduled or special meeting of the Trustees or include in the purchase contract relating to such property a stipulation that the Trust has the right of first refusal regarding the property and may be the purchaser.

                          ARTICLE V.  GENERAL PROVISIONS

      Section 5.1. Capitalized Terms. Except as otherwise provided herein, the capitalized terms used in these Bylaws shall have the same meanings in
   Section 1.4 of the Trust's Third Amended and Restated Declaration of Trust.

      Section 5.2.     Amendment.     These Bylaws may be amended, modified,
   repealed, or added to only by vote of at least two-thirds (2/3) of the Trustees, such vote to be given at a meeting of the Trustees for which at least forty-eight (48) hours notice was given specifying the proposed change to these Bylaws, unless such change is approved by the written consent of all of the Trustees.

      Section 5.3.     Severance.     All provisions of these Bylaws shall be
   construed, insofar as possible, as supplemental to and consistent with the Declaration of Trust. If any Section, clause or provision of these Bylaws, or the application thereof, shall be held to be invalid by any federal or state court having jurisdiction over the issue, such invalidity shall not affect any other Section, clause or provision of these Bylaws or their application, except to the extent necessary to comply with the determination of such court.

      Section 5.4.     Lost, Mutilated or Destroyed Certificates.   The Trust
   shall issue a new certificate to replace a previously issued certificate which has been lost, mutilated or destroyed upon receipt of an affidavit from the registered owner of such certificate reciting the facts and circumstances regarding such loss, mutilation or destruction and a bond sufficient to indemnify the Trust against any claim that may be made against it on account of such loss, mutilation or destruction.

      Section 5.5. Inspection of Trust Records. The share register, the books of accounts and the minutes of the proceedings of the Trust's shareholders and its Trustees shall be open at any reasonable time during normal business hours upon the demand of any person who is the record owner of ten percent (10%) or more of the outstanding Shares. Such inspection may be made in person or by an agent or attorney and only for a purpose reasonably related to such shareholder's interests as a shareholder. Demand of inspection other than at a shareholder's meeting shall be made in writing delivered to the Trust.

      Section 5.6.     Effective Date.     These Bylaws have been adopted by
   the Trustees effective at the close of business on February 11, 1985.












   Amended on:         April 28, 1986
                       September 10, 1990
                       August 3, 1994