Form 10-Q
period 1994-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 1994-11-10
CIK 34903

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended:  September 30, 1994
                      ------------------------------------------
                             Commission File No. 1-7533
                              --------------------------

                           FEDERAL REALTY INVESTMENT TRUST
                           -------------------------------
               (Exact name of registrant as specified in its charter)

           District of Columbia                        52-0782497
     -------------------------------------------------------------------
              (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)        Identification No.)

               4800 Hampden Lane, Suite 500, Bethesda, Maryland  20814
               --------------------------------------------------------
              (Address of principal executive offices)           (Zip Code)

                                 (301) 652-3360
     -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X  .         No     .
                  -----            -----

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class               Outstanding at November 7, 1994
     --------------------------------  -------------------------------

     Common Shares of Beneficial Interest                        31,598,152

     This report, including exhibits, contains 20 pages.

                           FEDERAL REALTY INVESTMENT TRUST

                                   S.E.C. FORM 10-Q

                                  September 30, 1994

                                      I N D E X



     PART I.  FINANCIAL INFORMATION                                     PAGE NO.

                      Accountants' Report                                    4

                      Consolidated Balance Sheets                            5
                      September 30, 1994 (unaudited) and
                      December 31, 1993 (audited)

                      Consolidated Statements of Operations (unaudited)      6
                      Nine months ended September 30, 1994 and 1993

                      Consolidated Statements of Operations (unaudited)      7
                      Three months ended September 30, 1994 and 1993

                      Consolidated Statements                                8
                      of Shareholders' Equity (unaudited)
                      Nine months ended September 30, 1994 and 1993

                      Consolidated Statements of Cash Flows (unaudited)   9
                      Nine months ended September 30, 1994 and 1993

                      Notes to Financial Statements                        10-13

                      Management's Discussion and Analysis of              14-19
                      Financial Condition and Results of Operations

     PART II.         OTHER INFORMATION

                      Exhibit 27 - Financial Data Schedule (For Edgar
                                          filing only)

                           FEDERAL REALTY INVESTMENT TRUST

                                   S.E.C. FORM 10-Q

                                  September 30, 1994




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


                               The balance sheet as of December 31, 1993 was
                      audited by Grant Thornton, independent public accountants, who expressed an unqualified opinion on it in their report dated February 14, 1994. All other financial information presented is unaudited but has been reviewed as of September 30, 1994 and for each of the nine month and three month periods ended September 30, 1994 and 1993 by Grant Thornton whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

     Accountants' Review Report

     Trustees and Shareholders
     Federal Realty Investment Trust

     We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of September 30, 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the nine-month periods ended September 30, 1994 and 1993, and the consolidated statements of operations for the three-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Trust's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1993 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is stated fairly, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                        Grant Thornton

     Washington, D.C.
     November 9, 1994

       Federal Realty Investment Trust

       CONSOLIDATED BALANCE SHEETS
       (see accountants' review report)
                                                                               September 30, 1994    December 31, 1993
                                                                                  (unaudited)
                                                                                 (in thousands)
                                      ASSETS
       Investments
         Real estate, at cost                                                            $822,549            $758,088
         Less accumulated depreciation and amortization                                  (153,476)           (135,045)
                                                                                        ----------           ---------
                                                                                           669,073             623,043
         Mortgage notes receivable                                                          13,177              13,871
                                                                                         ---------          ----------
                                                                                           682,250             636,914
       Other Assets
         Cash                                                                                7,314               9,635
         Investments                                                                         3,673               4,008
         Notes receivable - officers                                                         2,797               1,890
         Accounts receivable                                                                14,910              15,681
         Prepaid expenses and other assets, principally                                                         19,499
               property taxes, interest, and lease commissions                              20,466

         Debt issue costs (net of accumulated
               amortization of $3,087,000 and $3,862,000, respectively)                      2,991               3,316
                                                                                        ----------          ----------
                                                                                          $734,401            $690,943
                                                                                        ==========          ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
       Liabilities
         Obligations under capital leases                                                 $136,580            $137,308
         Mortgages payable                                                                 103,028              81,237
         Notes payable                                                                      34,053              30,519
         Accrued expenses                                                                   10,186              19,104
         Accounts payable                                                                    6,624               5,785
         Dividends payable                                                                  12,466              10,927
         Security deposits                                                                   2,603               2,430
         Prepaid rents                                                                       1,216               1,783
         5 1/4% Convertible subordinated debentures,                                        75,000              75,000
               due 2003
         5 1/4% Convertible subordinated debentures,                                           289              40,167
               due 2002
       Investors' interest in consolidated assets                                            2,379               2,484
       Commitments and contingencies                                                             -                   -
       Shareholders' equity
         Common shares of beneficial interest, no                                          495,914             408,005
               par or stated value, unlimited authorization, issued
               31,618,611 and 28,077,999 shares, respectively







         Accumulated dividends in excess of Trust net                                    (138,278)           (116,823)
               income
         Allowance for unrealized loss on marketable
               securities                                                                    (462)               (364)
                                                                                        ----------          ----------
                                                                                           357,174             290,818
       Less 60,200 common shares in treasury - at cost,                                    (7,197)             (6,619)
               and subscriptions receivable                                             ----------          ----------

                                                                                           349,977             284,199
                                                                                        ----------          ----------
                                                                                          $734,401            $690,943
                                                                                        ==========          ==========
       The accompanying notes are an integral part of these statements.

       Federal Realty Investment Trust
       CONSOLIDATED STATEMENTS OF OPERATIONS
       (see accountants' review report)
                             (unaudited)
                                                                                 Nine months ended September 30
                                                                                1994                  1993
                                                                                ----                  ----
       (In thousands, except per share data)
       Revenue
               Rental income                                                        $94,168                $77,185
               Interest                                                               3,046                  2,858
               Other income                                                           4,068                  3,943
                                                                                 ----------             ----------
                                                                                    101,282                 83,986
       Expenses
               Rental                                                                27,183                 19,393
               Real estate taxes                                                      8,874                  7,606
               Interest                                                              23,533                 23,474
               Administrative                                                         4,448                  3,286
               Other charges                                                            758
               Depreciation and amortization                                         21,736                 18,643
                                                                                 ----------             ----------
                                                                                     86,532                 72,402
                                                                                 ----------             ----------
       Operating income before investors'                                            14,750                 11,584
               share of operations and extraordinary item
               Investors' share of operations                                         (495)                  (673)
                                                                                 ----------             ----------
       Income before extraordinary item                                              14,255                 10,911
       Extraordinary item                                                               ---                (1,027)
               Net loss on early extinguishment of debt                          ----------             ----------
       Net Income                                                                   $14,255                 $9,884
                                                                                 ==========             ==========
       Weighted Average Number of Common Shares                                      30,368                 26,713
                                                                                 ==========             ==========
       Earnings per share                                                             $0.47                  $0.41
               Income before extraordinary item
               Extraordinary item                                                       ---                 (0.04)
                                                                                 ----------             ----------
                                                                                      $0.47                  $0.37
                                                                                 ==========             ==========
       The accompanying notes are an integral part of these statements.

       Federal Realty Investment Trust
       CONSOLIDATED STATEMENTS OF OPERATIONS
       (see accountants' review report)
               (unaudited)
                                                                                   Three months ended
                                                                                      September 30,
                                                                               1994                   1993
                                                                              ------                 ------
       (In thousands, except per share data)
       Revenue
               Rental income                                                        $32,238                $26,460
               Interest                                                               1,009                    802
               Other income                                                           1,549                  1,636
                                                                                 ----------             ----------
                                                                                     34,796                 28,898
       Expenses
               Rental                                                                 9,247                  6,655
               Real estate taxes                                                      3,254                  2,758
               Interest                                                               7,718                  7,268
               Administrative                                                         1,264                    964
               Other charges                                                            758
               Depreciation and amortization                                          7,570                  6,522
                                                                                 ----------             ----------
                                                                                     29,811                 24,167
                                                                                 ----------             ----------
       Operating income before investors'                                             4,985                  4,731
               share of operations and extraordinary item
               Investors' share of operations                                          (19)                  (193)
                                                                                 ----------             ----------
       Net Income                                                                    $4,966                 $4,538
                                                                                 ==========             ==========
       Weighted Average Number of Common Shares                                      31,563                 27,852
                                                                                 ==========             ==========
       Earnings per share                                                             $0.16                  $0.16
                                                                                 ==========             ==========
       The accompanying notes are an integral part of these statements.

     Federal Realty Investment Trust
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     (see accountants' review report)
                               (unaudited)

                                                                         Nine months ended September 30
                                                            1994                              1993
                                                        --------------   --------------   --------------   --------------
       (In thousands, except per share amounts)             Shares           Amount           Shares           Amount
       Common Shares of Beneficial Interest
        Balance, beginning of period                        28,077,999         $408,005       24,777,831         $322,903
        Exercise of stock options                               45,740            1,009           53,384            1,053
        Shares issued under dividend reinvestment              113,143            2,873          100,841            2,709
          plan
        Conversion of 8 3/4% subordinated                            -                -          137,364            2,209
         debentures, net of costs of $50,000
        Conversion of 5 1/4% subordinated                        1,729               64
          debentures, net
        Shares purchased under share purchase plan              40,000            1,000
        Net proceeds of public offering and private          3,340,000           82,963        2,757,800           72,807
          placement                                         ----------       ----------        ---------       ----------
       Balance, end of period                               31,618,611         $495,914       27,827,220         $401,681
                                                            ==========       ==========       ==========       ==========
       Common Shares of Beneficial Interest in
         Treasury, Deferred Compensation and
         Subscriptions Receivable
        Balance, beginning of period                         (422,575)         ($6,619)        (426,575)         ($6,708)
        Amortization of deferred compensation                   27,875              422            3,000               67
        Subscription of shares under share purchase           (40,000)          (1,000)                -                -
         plan                                               ----------       ----------       ----------         --------
       Balance, end of period                                (434,700)         ($7,197)        (423,575)         ($6,641)
                                                            ==========       ==========       ==========       ==========
       Allowance for Unrealized Loss on Marketable
         Securities
         Balance, beginning of period                                            ($364)                            ($385)
         Unrealized (loss) recovery                                                (98)                              (93)
                                                                             ----------                        ----------
                                                                                 ($462)                            ($292)
                                                                             ==========                        ==========
       Accumulated Dividends in Excess of Trust
         Net Income
        Balance, beginning of period                                         ($116,823)                         ($92,932)
        Net income                                                               14,255                             9,884
        Dividends declared to shareholders                                     (35,710)                          (31,094)
                                                                             ----------                        ----------
        Balance, end of period                                               ($138,278)                        ($114,142)
                                                                             ==========                        ==========
     The accompanying notes are an integral part of these statements.
     </TABLE/>








       Federal Realty Investment Trust
       CONSOLIDATED STATEMENTS OF CASH FLOWS
       (see accountants' review report)
                 (unaudited)
       (In thousands)                                                            Nine months ended September 30,
                                                                                      1994            1993

       OPERATING ACTIVITIES
         Net income                                                                      $14,255            $9,884
         Adjustments to reconcile net income to net cash provided by operations

         Depreciation and amortization                                                    21,736            18,643
         Rent abatements in lieu of leasehold improvements, net of tenant                  (394)             (866)
           improvements retired
         Imputed interest and amortization of debt cost                                      418               374

         Amortization of deferred compensation and forgiveness of officers'                  460               443
          notes
         Payment of trustees' fees in shares of beneficial interest                          132               185

         Write off of mortgage note receivable and accrued interest                          758
         Net loss on early extinguishment of debt                                            ---             1,027
         Changes in assets and liabilities

         (Increase) decrease in accounts receivable                                          713           (3,445)
         Increase in prepaid expenses and other assets before depreciation               (4,668)           (3,960)
           and amortization
         (Decrease) increase in operating accounts payable, security deposits            (1,963)             1,556
           and prepaid rent

         Decrease in accrued expenses, net of the premium put on the 5 1/4%                (884)             (372)
          convertible subordinated debentures                                         ----------        ----------
         Net cash provided by operating activities                                        30,563            23,469

       INVESTING ACTIVITIES
         Acquisition of real estate                                                     (33,840)          (76,723)
         Capital expenditures                                                           (27,504)          (19,945)
         Net payment on (issuance of) notes receivable                                     (122)                11

         Net decrease in temporary investments                                               237            31,512
                                                                                      ----------        ----------
         Net cash used in investing activities                                          (61,229)          (65,145)
       FINANCING ACTIVITIES
         Regular payments on mortgages, capital leases, and notes payable                (1,543)           (1,649)

         Balloon payments on mortgages, including prepayment fees                            ---          (10,046)
         Proceeds of mortgage financings, net of costs                                    22,500               ---








         Borrowings of short term debt, net                                                3,587            32,100
         Redemption of 8 3/4% convertible debentures                                         ---             (176)

         Redemption of senior notes                                                                       (50,505)
         Redemption of 5 1/4% convertible subordinated debentures including             (47,790)
           premium put
         Dividends paid                                                                 (32,185)          (27,912)

         Issuance of shares of beneficial interest                                        83,881            73,819
         (Decrease) increase in minority interest                                          (105)                24
                                                                                      ----------        ----------
         Net cash provided by financing activities                                        28,345            15,655
                                                                                      ----------        ----------

       Decrease in cash                                                                  (2,321)          (26,021)
       Cash at beginning of period                                                         9,635            36,316
                                                                                      ----------        ----------

       Cash at end of period                                                              $7,314           $10,295
                                                                                      ==========        ==========
       The accompanying notes are an integral part of these statements.

                           Federal Realty Investment Trust

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1994
                           (see accountants' review report)
                                     (unaudited)


     NOTE A - ACCOUNTING POLICIES AND OTHER DATA

              Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1993 which contain the Trust's accounting policies and other data.

     NOTE B - DIVIDENDS PAYABLE

              On September 14, 1994 the Trustees declared a cash dividend of $.395 per share, payable October 14, 1994 to shareholders of record September 26, 1994.

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

              On July 28, 1994 the Trust acquired Garden Market Shopping Center which is located in the Village of Western Springs, Illinois, a suburb of Chicago for a cash price of $7.3 million.

     NOTE D - MORTGAGE NOTES RECEIVABLE

              On March 1, 1994 the Trust loaned $4.4 million to the lessor of Bethesda Row. The note, which bore interest at 10.625%, was due and repaid in September, 1994 and was secured by a portion of Bethesda Row, the leasehold interest in which was acquired by the Trust in December 1993.

              At September 1994, the Trust has written off a $700,000 second mortgage note plus accrued interest on a shopping center in Delaware. The note was issued in connection with the sale of the shopping center by the Trust in 1982.

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

     NOTE F - NOTES PAYABLE

              In February 1994 the Trust obtained a $15.0 million revolving credit facility with a bank, bringing the Trust's total availability of
     revolving credit facilities to $85.0 million.   All four facilities
     require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At September 30, 1994 there was $28.0 million outstanding on these facilities. The average weighted interest rate on borrowings as of September 30, 1994 was 5.1%. The maximum amount borrowed under these facilities during the first nine months of 1994 was $33.5 million.

              In October 1994 the Trust either restated or amended its four separate bank agreements, increasing the total availability of revolving credit facilities to $130.0 million. All four agreements have original maturities of three years and bear interest at LIBOR plus 85-100 basis points. All four agreements require fees and have covenants requiring, among other things, a minimum shareholders' equity and a maximum ratio of debt to net worth.

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

              During the first nine months of 1994, 45,740 shares were issued at prices ranging from $20.50 a share to $22.63 a share as the result of the exercise of stock options. The Trust accepted notes from its officers and employees of $846,000 in connection with the issuance of certain of these shares.

     NOTE I - INTEREST EXPENSE

              The Trust incurred interest expense totaling $23.7 million during the first nine months of 1994 and $23.7 million during the first nine months of 1993, of which $190,000 and $200,000, respectively, were capitalized. Interest paid was $31.3 million in the first nine months of 1994 and $24.0 million in the first nine months of 1993.

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

              The Trust's non real estate investments consist principally of $426,000 of marketable equity securities, at market, and $3.2 million of Olympia and York Senior First Mortgage Notes. The Olympia & York notes were written down in 1992 to management's best estimate of their net realizable value.

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

              As previously reported, contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at two Virginia properties. In each case, the contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of these situations is preliminary and it is impossible to estimate the range of remediation costs, if any.

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

              At September 30, 1994 in connection with certain redevelopment projects, the Trust is contractually obligated on contracts of approximately $5.9 million. At September 30, 1994 the Trust is also contractually obligated under leases with tenants to provide approximately $4.4 million for improvements.

     NOTE K - COMPONENTS OF RENTAL INCOME

              The components of rental income for the nine months ended September 30 are as follows:

                                         1994                    1993
                                                (in thousands)
     Shopping Centers
        Minimum rents                   $72,043             $59,796
     Cost reimbursements                17,025              12,677
        Percentage rents                 3,328               2,953
     Apartments                          1,772               1,759
                                        -------             -------
                                       $94,168             $77,185
                                        =======             =======

                           FEDERAL REALTY INVESTMENT TRUST
                                      FORM 10-Q
                                  SEPTEMBER 30, 1994

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

              During the first nine months of 1994, the Trust spent $33.8 million in cash to acquire properties: the 73,405 square foot Idylwood Shopping Center in Fairfax, Virginia; the 121,000 square foot North Lake Commons Shopping Center and the 125,747 square foot Garden Market Shopping Center in suburban Chicago, Illinois; and a parcel of land adjacent to the Trust's Bala Cynwyd Shopping Center containing a 36,370 square foot grocery store. During this period the Trust also spent $27.5 million in improvements to its properties; included in these improvements were $9.7 million, $3.8 million and $1.7 million towards the redevelopment and retenanting of Congressional Shopping Center, Ellisburg Circle Shopping Center and Gaithersburg Square Shopping Center, respectively.

              In April 1994 $39.8 million of the Trust's 5 1/4% convertible subordinated debentures due 2002 were redeemed at a price equal to 120% of their principal amount or $47.8 million.

              These expenditures were funded by sales of equity and additional borrowings. In April the Trust raised net proceeds of $61.3 million from a public offering of 2.5 million shares. In a concurrent offering of 840,000 shares to an institutional investor, the Trust raised net proceeds of $21.7 million; since there was no underwriter in this offering, the Trust saved approximately $1.2 million in underwriting fees, based on the schedule of fees in the concurrent public offering. In January 1994 the Trust placed a $22.5 million one year mortgage on Northeast Plaza in Atlanta, Georgia.

              At September 30, 1994 the Trust had available $85.0 million of unsecured medium-term revolving credit facilities with four banks. In October 1994 the Trust either amended or restated these agreements, increasing the total availability to $130.0 million. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long-term debt. At September 30, 1994 there was $28.0 million outstanding on these facilities. The facilities bear interest at LIBOR plus 85-100 basis points. The average weighted interest rate on borrowings through September 30, 1994 was 5.1%. The maximum amount borrowed under these facilities during the first nine months of 1994 was $33.5 million.

              The Trust is committed under leases for approximately $4.4 million in tenant work. In addition in connection with certain redevelopment projects,the Trust is contractually obligated on contracts
     of approximately $5.9 million.   The Trust is actively seeking to acquire
     both existing shopping centers and sites for development of new shopping centers. Accordingly since the Trust has identified certain opportunities for development of new shopping centers, the Trustees have amended the Bylaws to allow the Trust to acquire raw land for the purpose of new development of shopping centers. Management believes that carefully planned development can offer yields that exceed the yields obtainable on the purchase of existing properties, thereby compensating for the additional risk to the Trust. These expenditures will be funded with the revolving credit facilities pending their permanent financing with either equity or debt. The Trust believes that the unencumbered value of its properties and its access to the capital markets, as demonstrated by its past success in raising capital, give it the ability to raise the capital, both debt and equity, needed to fund these activities as well as its longer term growth and debt refinancing needs.

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

              Included in the Trust's non real estate investments of $3.7 million is $3.2 million of Olympia and York Senior First Mortgage Notes. The Olympia and York notes were written down during 1992 to management's best estimate of their net realizable value. Interest income on these notes is not being recorded as revenue, but is being treated as a reduction of principal.

              As previously reported, certain of the Trust's shopping centers have been contaminated. The North Carolina Department of the Environment, Health and Natural Resources ("DEHNR") issued a Notice of Violation ("NOV") against a drycleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000.

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

     RESULT OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

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

              Funds from operations increased 22% to $36.0 million in the first nine months of 1994 from $29.6 million in the first nine months of 1993. If funds from operations are adjusted to remove the effect of a nonrecurring write off of a mortgage note receivable, funds from operations increased 24% to $36.7 million from $29.6 million.

              During the first nine months of 1994, rental income, which consists of minimum rent, percentage rent and cost recoveries, increased

     22% to $94.2 million from 1993's $77.2 million. If rental income is adjusted to remove the effect of properties purchased in 1993 and 1994, rental income increased 7.0%, despite a $700,000 reduction in rental income at Congressional Plaza, whose occupancy was reduced during its redevelopment. The components of rental income with the greatest change are minimum rent and common area maintenance recovery (CAM recovery). Minimum rent increased 20% from the first nine months of 1993 to the comparable period of 1994; removing the effect of properties purchased in 1993 and 1994, the increase was 4%. CAM recovery on the portfolio, adjusted to remove the effect of properties purchased in 1993 and 1994, increased $2.8 million due to the corresponding increase in CAM expenses such as snow removal, landscaping and security costs.

              Other income, which includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income, has increased from $3.9 million in 1993 to $4.1 million in 1994.

              Rental expenses have increased from $19.4 million for the first nine months of 1993 to $27.2 million for the first nine months of 1994. If rental expenses are adjusted to remove the effect of properties purchased in 1993 and 1994, rental expenses increased 14% or $2.5 million, primarily because of an increase in snow removal due to the heavy snows of 1994 and because of increased security costs. Real estate taxes have increased primarily because of the 1993 and 1994 acquisitions. Depreciation and amortization charges increased because of the new acquisitions, but also because of depreciation on recent tenant work and property improvements.

              While interest expense has stayed relatively constant at $23.5 million in both periods, the components have changed. Decreases in interest expense resulting from the repayment of several mortgages and the senior notes in 1993 and the redemption on April 30, 1994 of the 5 1/4% convertible debentures due 2002 were offset by increases in interest expense because of the issuance of the 5 1/4% convertible subordinated debentures due 2003, because of the interest portion of the capital lease payment on Bethesda Row, and because of interest on increased usage of the revolving credit facilities.

              Administrative expenses are increasing as the Trust grows and as it seeks new acquisition and development opportunities. A major component of the increase in 1994 over 1993 is an increase in costs connected with the review and analysis of properties which were not acquired. During the third quarter of 1994 the Trust has written down a mortgage note receivable and accrued interest on the note, totalling $758,000. The note was issued in 1982 in connection with the sale by the Trust of a shopping center in Delaware. Although the Trust will continue to pursue payment of the note, due to the current cash flow of the collateral property, collectibility is not certain.

              Income before extraordinary item increased from $10.9 million during the first nine months of 1993 to $14.3 million during the comparable period of 1994 because of the contribution of 1993 and 1994 acquisitions and because of growth in the core portfolio.

              During the first nine months of 1993 the Trust incurred losses on the early extinguishment of debt of $1.0 million due to the prepayment of two mortgages and the redemption of its 8 3/4% convertible subordinated debentures and senior notes.

              As a result of the foregoing items, primarily the increases in property income, net income rose from $9.9 million in the first nine months of 1993 to $14.3 million in the first nine months of 1994.

     RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 1994
     AND 1993

              Funds from operations increased 13% from $11.1 million in the third quarter of 1993 to $12.5 million in the third quarter of 1994. If funds from operations are adjusted to remove the nonrecurring charge of $758,000 for a write down of a mortgage note, funds from operations increased 20% from $11.1 million in the third quarter of 1993 to $13.3 million in the third quarter of 1994. Rental income increased 22% from $26.5 million in the third quarter of 1993 to $32.2 million in the comparable period of 1994. If the contribution of the new acquisitions is excluded, rental income increased 7.6% or $1.9 million; the increase is related primarily to increases in minimum rent and CAM recovery.

              Rental expenses increased from $6.7 million during the third quarter of 1993 to $9.2 million during the same period of 1994, primarily because of the 1993 and 1994 acquisitions. Real estate taxes also rose from 1993 to 1994 because of the recent acquisitions. If the properties acquired in 1993 and 1994 are excluded, rental expenses increased approximately $500,000. The 1993 and 1994 acquisitions were the primary cause of the increase in depreciation and amortization expense, followed by increased depreciation on recent tenant work and renovations.

              Interest expense has increased from $7.3 million in the third quarter of 1993 to $7.7 million in the third quarter of 1994. Decreases in interest expense resulting from the repayment of several mortgages in 1993 and the redemption on April 30, 1994 of the 5 1/4% convertible debentures due 2002 are offset by increases in interest because of the issuance of the 5 1/4% convertible subordinated debentures due 2003, because of the interest portion of the capital lease payment on Bethesda Row, and because of interest on increased usage of the revolving credit facilities.

              Administrative expenses are increasing as the Trust grows and as it seeks new development and acquisition opportunities. During the third quarter of 1994, a major component of the increase in 1994 administrative expense over 1993 expenses is the increase of costs connected with the review and analysis of properties which were not acquired.

              During the third quarter of 1994 the Trust has written down a mortgage note receivable and accrued interest on the note, totalling $758,000. The note was issued in 1982 in connection with the sale by the Trust of a shopping center in Delaware. Although the Trust will continue to pursue payment of the note, due to the current cash flow of the collateral property, collectibility is not certain.

              As a result of the foregoing items, net income rose from $4.5 million for the third quarter of 1993 to $5.0 million for the third quarter of 1994.

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FEDERAL REALTY INVESTMENT TRUST
                                                                    (Registrant)





     Date: November 10, 1994                    Steven J. Guttman
           -----------------                    -------------------------------
                                                Steven J. Guttman, President
                                                (Chief Executive Officer)




     Date: November 10, 1994                    Cecily A. Ward
           -----------------                    ------------------------------
                                                Cecily A. Ward
                                                (Principal Accounting Officer)