Form 10-K405
period 1994-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 1995-03-22
CIK 34903

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                                      FORM 10-K
     For Fiscal Year Ended: December 31, 1994 Commission File No.17533
     -----------------------------------------------------------------
                           FEDERAL REALTY INVESTMENT TRUST
                           --------------------------------
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

                             (301) 652-3360
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
     Title of Each Class                        on Which Registered
     Common Shares of Beneficial Interest       New York Stock Exchange
     Common Stock Purchase Rights               New York Stock Exchange
     Preferred Shares of Beneficial Interest*
     8 7/8% Senior Notes
     Subordinated Debt Securities  *

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
                                                                    -     -
              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             [x]
              At March 9, 1995, the aggregate market value of Common Shares of Beneficial Interest of Federal Realty Investment Trust held by nonaffiliates was $665 million based upon the closing price of such Shares on the New York Stock Exchange.

              Indicate the number of shares outstanding of each of the issuer's classes of common stock.

     Class                                      Outstanding at March 9, 1995
     -----                                      ----------------------------
     Common Shares of Beneficial Interest       31,660,481

                         DOCUMENTS INCORPORATED BY REFERENCE
                         -----------------------------------


     PART III
     --------
              Portions of the Trust's Proxy Statement in connection with its Annual Meeting to be held on May 10, 1995 (hereinafter called "1995 Proxy Statement").




              The Exhibit Index for this report is found on page 24. This report, including Exhibits, contains 148 pages.

     PART I & II
     -----------
     Item 1.  Business
     ------  --------
              Federal Realty Investment Trust is an owner, operator and redeveloper of community and neighborhood shopping centers. The Trust is a self-administered real estate investment trust, founded in 1962, that manages, leases and supervises renovation of its properties. The Trust consolidates the financial statements of one wholly owned subsidiary, nine partnerships, and a joint venture. At December 31, 1994 the Trust owned 53 retail properties, primarily community and neighborhood centers, and one apartment complex. The Trust's properties are located primarily on the east coast between the New York metropolitan area and Richmond, Virginia.

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

              An important part of the Trust's strategy is to acquire older, well-located centers and to enhance their operating performance through a program of renovation, expansion, re-configuration, re-leasing and re-merchandising. The Trust has focused primarily on community and neighborhood shopping centers that are anchored by supermarkets, drug stores or high volume, value oriented retailers that provide consumer necessities. The Trust's shopping center leases typically are structured to include minimum rents and percentage rents based on tenants' sales volumes and reimbursement of operating and real estate tax expenses.

              The Trust's real estate portfolio has increased from 43 properties as of January 1990 to 54 properties as of December 31, 1994. During this five year period the Trust acquired 13 shopping centers and one retail building, containing approximately 2.5 million square feet, at a cost of $191.5 million and sold three shopping centers containing 460,000 square feet. Three of these acquisitions were in the Chicago, Illinois area and two were in the Boston, Massachusetts area, both of which are new markets for the Trust. During this same period the Trust spent over $150 million to renovate, expand and improve its properties. One of the shopping centers acquired during the last five years was acquired by means of capital and ground leases, while the remainder were acquired primarily with cash. This growth was financed through borrowing and equity offerings, since each year the Trust has distributed all or the majority of its cash provided by operating activities to its shareholders.

              At December 31, 1994, the Trust's 53 retail properties contain approximately 11.2 million net rentable square feet, with approximately 1,500 tenants who provide a wide range of retail products and services. These tenants range from sole proprietorships to national retailers. Fifteen of the shopping centers are located in the Maryland and Virginia suburbs of Washington, D.C., eleven are in Pennsylvania, nine are in New Jersey, three are in Virginia, two are in the Baltimore, Maryland suburbs, four are in Illinois, two are in Massachusetts, and there is one in each of the following, North Carolina, Michigan, Georgia, New York, Tennessee, and Louisiana. In addition, the Trust owns one retail building in Westport, Connecticut and one 282 unit apartment development located in Silver Spring, Maryland. No single property or tenant accounted for more than 10% or 5%, respectively, of the Trust's revenues.

              An important part of the Trust's investment strategy has been and will continue to be to acquire older, well-located shopping centers in its core major metropolitan markets of New York/New Jersey, Philadelphia and Baltimore/Washington, D.C. as well as its newer Chicago and Boston markets and to enhance their revenue potential through a program of renovation, re-leasing and re-merchandising. In addition the Trust is planning to acquire retail buildings in densely developed urban and suburban areas (main street retail), in order to capitalize on the demand by retailers for space in these areas. In December 1994 the Trust formed Street Retail, Inc., a wholly owned subsidiary organized as a Maryland corporation, to own and operate these types of properties. The Trust is also looking for sites in its core markets, which are suitable for the development of new shopping centers. During the years ended December 31, 1994, 1993, and 1992, shopping centers have contributed 95%, 94% and 92%, respectively, of the Trust's total revenue.

              The Trust is currently limited to investing east of the Mississippi River; to change this limitation requires Trustee approval. Investments are not required to be based on specific allocation by type of property. The extent to which the Trust may mortgage or otherwise finance investments varies with the investment involved and the economic climate.

              The success of the Trust depends upon, among other factors, the trends of the economy,including interest rates, construction costs, retailing trends, income tax laws, increases or decreases in operating expenses and, governmental regulations, population trends, zoning laws, legislation and the ability of the Trust to keep its properties leased at profitable levels. The Trust competes for tenants with other real estate owners and the Trust's properties account for only a small fraction of the shopping centers available for lease. The Trust competes for investment opportunities and mortgage financing with individuals, partnerships, corporations, financial institutions, life insurance companies, pension funds and trust funds. The Trust regularly reviews its portfolio and from time to time considers the sale of certain of its properties.

              Investments in real property create a potential for environmental liability on the part of the current and previous owners of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any properties, the owner or operator of the property may be held liable for costs and liabilities relating to such hazardous substances. The Trust's current policy is to obtain an environmental study on each property it seeks to acquire. On recent acquisitions, any substances identified prior to closing which present an immediate environmental hazard have been or are in the process of remediation. Costs related to the abatement of asbestos which increase the value of Trust properties are capitalized. Other costs are expensed. In 1994 approximately $1.4 million, of which $1.0 million was capitalized abatement costs, was spent on environmental matters. The Trust has budgeted approximately $1.5 million for 1995 for environmental matters, a majority of which is projected for asbestos abatement. (See Note 6 of Notes to Consolidated Financial Statements.)


     Current Developments
     --------------------
              During 1994, the Trust purchased four shopping centers totaling 469,000 square feet. The shopping centers are Idylwood Plaza in Falls Church, Virginia, North Lake Commons in Lake Zurich, Illinois, Garden Market Shopping Center in Western Springs, Illinois and Queen Anne Plaza in Norwell, Massachusetts. In addition, in April 1994 the Trust purchased a 3.9 acre parcel of land, underlying an Acme supermarket, which adjoins its Bala Cynwyd Shopping Center in Bala Cynwyd, Pennsylvania. In December 1994 the Trust purchased a 16,000 square foot retail building in Westport, Connecticut. These properties were acquired for a total price of $49.4 million.

              In February 1995, the Trust purchased a 6,800 square foot retail building in downtown Greenwich, Connecticut for $2.0 million. This is the Trust's second main street retail property.

              The Trust continued its strategy of renovating, expanding and reconfiguring its centers in 1994, spending approximately $42.3 million. These improvements included $15.5 million on the renovation and expansion of Congressional Plaza in Rockville, Maryland, $4.1 million to complete the redevelopment of Ellisburg Circle Shopping Center in Cherry Hill, New Jersey, and $3.9 million to begin the redevelopment and retenanting of Gaithersburg Square Shopping Center in Gaithersburg, Maryland.

              The Trust funded its 1994 acquisition, redevelopment projects and major debt repayment requirements through a variety of equity and debt issues. In April 1994 the Trust raised net proceeds of $61.3 million from a public offering of 2.5 million shares. In a concurrent offering of 840,000 shares to an institutional investor, the Trust raised net proceeds of $21.7 million. In January 1994 the Trust placed a $22.5 million one year mortgage on Northeast Plaza in Atlanta, Georgia.

              In October 1994, the Trust modified its unsecured medium-term revolving credit facilities with four banks, increasing the Trust's access to funds from $85.0 million to $130.0 million. The Trust had $54.7 million drawn under these facilities at December 31, 1994. The facilities have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth.

              In April 1994, $39.8 million of the Trust's 5 1/4% convertible subordinated debentures due 2002 were redeemed at a price equal to 120% of their principal amount or $47.8 million.

              In January 1995 the Trust issued $100.0 million of 8 7/8% Senior Notes. The senior notes, which pay interest semi-annually on January 15 and July 15, mature January 15, 2000. Proceeds from this borrowing were used to repay amounts drawn on the Trust's revolving credit facilities and to repay the $22.5 million mortgage on Northeast Plaza.

              At December 31, 1994 the Trust had 204 full-time employees.

       Item 2. Properties
       Shopping Centers
         The  following table  sets forth  information concerning  each retail  property in  which the  Trust owns  an equity interest or has a leasehold interest as of December 31, 1994.

          Except as otherwise noted, shopping centers are 100% owned in fee by the Trust.

                                                                   Number
                                   Year        Year      Square       of              Occupancy (1)     Principal
                                 Completed   Acquired    Feet(1)   Tenants   Acres   Overall/Economic   Tenants


       Allwood                     1958        1988      52,000       9        5       100% / 100%      Grand Union
       Clifton, N.J. 07013 (2)                                                                          Mandee Shop

       Andorra                     1953        1988      252,000     45       23        93% / 93%       Acme Markets
        Philadelphia, PA 19128 (3)                                                                      Andorra Theater
                                                                                                        Clover

       Bala Cynwyd                 1955        1993      266,000     26       22        97% / 90%       Lord & Taylor
         Bala Cynwyd, PA 19004                                                                          Acme Markets

       Barracks Road               1958        1985      478,000     85       39        98% / 98%       Rose's
        Charlottesville, VA 22905 (3)                                                                   Safeway
                                                                                                        Superfresh

       Bethesda Row                1991        1993      225,000     66        8        93% / 91%       Giant Food
         Bethesda, MD 20814 (2)(6)                                                                      Giant Pharmacy

       Blue Star                   1959        1988      392,000     30       55        98% / 98%       Caldor
         Watchung, N.J. 07060 (2)                                                                       Shop Rite
                                                                                                        Toys R Us

       Brainerd Village            1960        1987      216,000     27       20        90% / 69%       Office Town
         Chattanooga, TN 37411                                                                          50 Off
                                                                                                        Petstuff

       Brick Plaza                 1958        1989      314,000     31       42        86% / 65%       A&P Supermarket
        Brick Township, N.J. 08723 (2)                                                                  Steinbach's
                                                                                                        H.L.Green

       Brunswick                   1957        1988      261,000     23       22        99% / 99%       Caldor
        North Brunswick, N.J. 08902 (2)                                                                 Grand Union
                                                                                                        Schwartz Furniture

       Clifton                     1959        1988      80,000      14        8       100% / 100%      Acme Markets
         Clifton, N.J. 07013 (2)                                                                        Channel Home

       Congressional Plaza         1965        1965      297,000     33       22        81% / 52%       Fresh Fields
         Rockville, MD 20852 (4)                                                                        Tower Records
                                                                                                        Container Store







       Crossroads                  1959        1993      194,000     27       15        81% / 81%       Gold Standard
         Highland Park, IL 60035                                                                          Liquors
                                                                                                        TJ Maxx

       Dedham                      1959        1993      252,000     38       18        99% / 99%       Ames
         Dedham, MA  02026                                                                              Workout Plus

       Eastgate                    1963        1986      159,000     33       17        98% / 98%       Food Lion
         Chapel Hill, N.C. 27514                                                                        Southern Season

       Ellisburg Circle            1959        1992      258,000     35       27         98%/ 94%       Shop Rite
         Cherry Hill, N.J. 08034                                                                        Bed, Bath & Beyond

       Falls Plaza                 1962        1967      60,000      10        6       100% / 100%      Giant Food
         Falls Church, VA 22046                                                                         CVS Pharmacy

       Feasterville                1958        1980      98,000      16       12        91% / 91%       Eric Theater
         Feasterville, PA 19047 (2)                                                                     Genuardi Markets
                                                                                                        Office Max

       Federal Plaza               1970        1989      243,000     40       18        97% / 96%       Bed, Bath & Beyond
         Rockville, MD 20852                                                                            Comp USA
                                                                                                        T.J. Maxx

       Flourtown                   1957        1980      97,000      18       15        98% / 88%       Channel Home
         Flourtown, PA 19031                                                                            Genuardi Markets

       Gaithersburg Square         1966        1993      211,000     31       17        97% / 63%       CVS Pharmacy
         Gaithersburg, MD 20878                                                                         Fresh Fields

       Garden Market               1958        1994      134,000     20       12        93% / 93%       Dominick's
         Western Springs, IL 60558

       Governor Plaza              1963        1985      269,000     24       26       100% / 100%      Frank's Nursery
         Glen Burnie, MD 21961 (3)                                                                      Office Depot
                                                                                                        Syms

       Hamilton                    1961        1988      180,000     12       18        91% / 90%       Shop Rite
         Hamilton, N.J. 08690 (2)                                                                       Steven's Furniture
                                                                                                        A.C.Moore

       Huntington                  1962        1988      275,000     11       21        97% / 97%       Bed, Bath and Beyond
         Huntington, N.Y. 11746 (2)                                                                     Service Merchandise
                                                                                                        Toys R Us

       Idylwood Plaza              1991        1994      73,000      18        6        100% / 79%      Annie Sez
         Falls Church, VA 22030                                                                         Fresh Fields

       Lancaster                   1958        1980      107,000     17       11       100% / 100%      Giant Eagle
         Lancaster, PA 17601 (2)                                                                        A.C.Moore

       Langhorne Square            1966        1985      208,000     33       21       100% / 100%      Luxury Linens
         Levittown, PA 19056                                                                            Marshalls





       Laurel Centre               1956        1986      380,000     57       26        90% / 89%       Giant Food
         Laurel, MD  20707                                                                              Marshalls
                                                                                                        Toys R US

       Lawrence Park               1972        1980      340,000     41       28        99% / 99%       Acme Markets
         Broomall, PA 19008 (2)                                                                         Best Products
                                                                                                        Rickel Home Center

       Loehmann's Plaza            1971        1983      245,000     47       18        97% / 97%       Holiday Spa
         Fairfax , VA 22042 (7)                                                                         Linens N Things

       Mid-Pike Plaza              1963        1982      302,000     23       20       100% / 100%      Syms
         Rockville, MD 20852 (2)                                                                        Toys R Us
                                                                                                        G Street Fabrics

       North City Plaza            1972        1987      111,000     12       26        75% / 75%       K Mart
         New Castle, PA 16105 (5)

       Northeast                   1959        1983      303,000     41       19        97% / 97%       Burlington Coat
         Philadelphia, PA 19114                                                                           Factory
                                                                                                        Marshalls

       Northeast Plaza             1952        1986      446,000     46       44         88% /87%       Publix
         Atlanta, GA  30329                                                                             Levitz Furniture

       North Lake Commons          1989        1994      123,000     21       13        98% / 98%       Dominick's
         Lake Zurich, IL 60047

       Old Keene Mill              1968        1976      92,000      20       11        92% / 92%       Fresh Fields
         Springfield, VA 22152                                                                          Sassafras

       Pan Am                      1979        1993      218,000     28       25        96% / 96%       Micro Center
         Fairfax, VA  22031                                                                             Safeway
                                                                                                        MJ Designs

       Perring Plaza               1963        1985      413,000     16       27        96% / 96%       Home Depot
         Baltimore, MD 21134 (3)                                                                        Metro Foods
                                                                                                        Burlington Coat
                                                                                                          Factory

       Queen Anne Plaza            1967        1994      149,000     10       18       100% / 100%      Caldor
         Norwell, MA  02061                                                                             Star Markets

       Quince Orchard              1975        1993      241,000     31       16        100% / 97%      Circuit City
         Gaithersburg, MD 20877 (6)                                                                     M J Design
                                                                                                        U.S. Department of
                                                                                                          Energy

       Roseville                   1964        1973      143,000      3       20       100% / 100%      F & M Distributors
         Roseville, MI 48066                                                                            Handy Andy

       Rutgers                     1973        1988      216,000     19       27        99% / 99%       Foodtown
         Franklin, N.J. 08873 (2)                                                                       K  Mart







       Shillington                 1956        1980      74,000      19        8        81% / 78%       Stacey's Buffet
         Shillington, PA 19607 (2)                                                                      Rite Aid

       Ship's Building             1900        1994      16,000       3                100% / 100%      Eddie Bauer
         Westport, CT  66880

       Town & Country              1968        1973      236,000     23       19        95% / 95%       Burlington Coat
         Springfield, IL 62704                                                                            Factory
                                                                                                        National Super
                                                                                                          Market

       Town & Country              1974        1990      216,000     35       26        89% / 89%       Weiner's Department
         Hammond, LA  70401 (6)                                                                           Store
                                                                                                        Winn-Dixie

       Troy                        1966        1980      205,000     19       19        100% / 96%      Comp USA
         Parsippany-Troy, N.J. 07054 (2)                                                                K  Mart
                                                                                                        Pathmark

       Tysons Station              1954        1978      50,000      15        4        100% /100%      Linens N Things
         Falls Church, VA 22043                                                                         Sassafras

       West Falls                  1960        1972      60,000      18        5       100% / 100%      Staples
         Falls Church, VA 22046

       Wildwood                    1958        1969      84,000      30       13        97% / 95%       CVS Pharmacy
         Bethesda, MD  20814                                                                            Sutton Place Gourmet

       Williamsburg                1961        1986      240,000     34       21        93% / 91%       Food Lion
         Williamsburg, VA 23187                                                                         Peebles
                                                                                                        Rose's

       Willow Grove Shopping       1953        1984      219,000     30       14        93% / 93%       Marshalls
          Center                                                                                        Toys R Us
       Willow Grove, PA 19090

       The Shops at Willow         1957        1983      490,000     103      37        91% / 89%       Leggett Stores
           Lawn                                                                                         J.C. Penney
         Richmond, VA 23230 (6)                                                                         The Limited

        (1)      Overall occupancy is expressed as  a percentage of rentable square feet and  includes square feet covered by leases for stores not yet opened.  Economic occupancy is expressed as a percentage of rentable  square feet , but only includes leases currently generating rental income.
        (2)     The Trust has a leasehold interest in this property.

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










       Apartments
       The following  table sets forth information concerning the Trust's apartment development as of December 31, 1994 which is 100% owned by the Trust in fee.  This development is not subject to rent control.

       Property                       Year         Year                                   Eff. and
                                   Completed     Acquired    Acres     1-BR      2-BR       3-BR       Total     Occupancy


       Rollingwood                    1960         1971        14       58        163        61         282         99%
         Silver Spring, MD
         9 three-story buildings

     Item 3.  Legal Proceedings.
     ------  -----------------
              None

     Item 4.  Submission of Matters to a Vote of Security Holders
     ------  ---------------------------------------------------
              None

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
     ------  -------------------------------------------------------------

     Market Quotations

                                                          Dividends
       Quarter ended            High          Low            Paid
       -------------            ----          ---         ---------

       December 31, 1994       $23 3/4      $19 5/8         $.395
       September 30, 1994       26 1/8         21            .39

       June 30, 1994            25 7/8       23 1/2          .39

       March 31, 1994           29 1/2         23            .39


       December 31, 1993       $29 7/8      $24 1/8          $.39
       September 30, 1993       30 1/4       25 1/2          .385

       June 30, 1993            28 7/8       24 3/4          .385

       March 31, 1993            29          23 7/8          .385

              The number of holders of record for Federal Realty's common shares of beneficial interest at December 31, 1994 was 4,549.

              Dividends declared per quarter during the last two fiscal years were as follows:

       Quarter Ended         1994              1993
       -------------        -----              -----

       March 31              $.39              $.385
       June 30                .39               .385

       September 30          .395               .39

       December 31           .395               .39


              The Trust's common shares of beneficial interest are listed on the New York Stock Exchange.


     Item 6.  Selected Financial Data.
     ------  -----------------------
     In thousands, except per share data

                                  Year ended December 31,

     Operating Data          1994       1993       1992        1991       1990

     Rental Income           $128,133   $105,948   $89,971     $88,350    $ 80,698

     Income before gain
      on sale of real estate
      and extraordinary item   20,466     16,114     6,987       4,324       4,894
     Gain on sale of
     real estate                ---         ---      2,501          61         947

     Extraordinary item -
     gain (loss) on early
     extinguishment of
     debt                       ---        2,016     <58>          415         ---
     Net income                20,466     18,130     9,430       4,800       5,841

      Funds from
      Operations               50,267     41,489    30,020      26,246      23,985

       Dividends declared      48,196     42,021    36,306      25,771      24,048
     Weighted average
     number of shares
     outstanding               30,679     27,009    22,767      17,304      16,695

     Per share:
     Net income                   .67        .67       .41         .28         .35
     Dividends declared          1.57       1.55      1.53        1.50        1.44

     Balance Sheet Data

     Real estate at cost     $852,722   $758,088   $598,867    $566,056   $555,879
     Total assets             753,737    690,943    603,811     566,062    553,396

     Mortgage
      and capital lease
      obligations             235,705    218,545    245,694     225,859    203,287
     Notes payable             61,883     30,519      6,117      11,665     31,222

     Senior notes                ---        ---      50,000      50,000     50,000










     8- 3/4% convertible
      subordinated
      debentures                 ---        ---       2,371       4,338      4,576

     5-1/4% convertible
      subordinated
      debentures due 2002         289     40,167     43,847      87,665    100,000
     5-1/4% convertible
     subordinated
      debentures due 2003      75,000     75,000      ---          ---       ---

     Shareholders' equity     345,155    284,199    222,878     151,480    129,346

      Number of shares
     outstanding               31,609     28,018     24,718      19,687     16,716

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources
     -------------------------------
              Federal Realty meets its liquidity requirements through net cash provided by operating activities, long term borrowing through debt offerings and mortgages, medium and short term borrowing under revolving credit facilities, and equity offerings. Because all or a significant portion of the Trust's net cash provided by operating activities is distributed to shareholders, capital outlays for property acquisitions, renovation projects and debt repayments require funding from borrowing or equity offerings.

              During the period 1992 through 1994 the Trust acquired twelve shopping centers, one retail building, the land underlying one of its existing shopping centers and a parcel of land adjoining another of its centers. In addition, several centers underwent major renovation while general improvements and tenant work were done at many of the others.

              During 1994 the Trust purchased four shopping centers and one retail building, Idylwood Plaza in Falls Church, Virginia, North Lake Commons in Lake Zurich, Illinois, Garden Market Shopping Center in Western Springs, Illinois, Queen Anne Plaza in Norwell, Massachusetts and the Ship's Building in Westport, Connecticut. In addition, the Trust purchased a 3.9 acre parcel of land, on which there is an Acme supermarket, which adjoins its Bala Cynwyd Shopping Center. These properties were acquired for a total cash investment of $49.4 million.

              During 1994, $42.3 million was expended on improvements to Trust properties. These improvements included $15.5 million on the renovation and expansion of Congressional Plaza in Rockville, Maryland, $4.1 million to complete the redevelopment of Ellisburg Circle Shopping Center in Cherry Hill, New Jersey, and $3.9 million to begin the redevelopment and retenanting of Gaithersburg Square Shopping Center in Gaithersburg, Maryland.

              In 1993 the Trust spent $101.8 million to acquire six shopping centers (Gaithersburg Square and Quince Orchard Shopping Centers in Gaithersburg, Maryland, Pan Am Shopping Center in Fairfax, Virginia, Crossroads Shopping Center in Highland Park, Illinois, Bala Cynwyd Shopping Center in suburban Philadelphia, Pennsylvania, and Dedham Plaza in Dedham, Massachusetts), $6.2 million in connection with the long term lease of Bethesda Row in Bethesda, Maryland, and $34.3 million in improvements to its properties. In 1992 the Trust acquired the Ellisburg Circle Shopping Center in Cherry Hill, New Jersey for $15.3 million and the land underlying Wildwood Shopping Center, which had been subject to a ground lease, for $9.1 million. Improvements to Trust properties totalled $15.2 million in 1992.

              These acquisitions and improvements, as well as debt repayment requirements, were funded through a variety of equity and debt issues. In

     April 1994 the Trust raised net proceeds of $61.3 million from a public offering of 2.5 million common shares of beneficial interest ("shares"). In a concurrent offering of 840,000 shares to an institutional investor, the Trust raised net proceeds of $21.7 million. In April 1993, 2.8 million shares were issued in a public offering, netting proceeds of $72.8 million. In December 1993 another 220,000 shares were issued for $5.4 million in a private placement in connection with the long term lease of Bethesda Row. In June 1992, 3.4 million shares were sold in a public offfering, raising net proceeds of $66.5 million.

              In March 1992 the Trust exchanged $22.6 million principal amount of its 5 1/4% convertible subordinated debentures due 2002 for 1.3 million shares. Another $21.2 million principal amount of these debentures was retired in 1992 when they were repurchased by the Trust. The Trust purchased an additional $3.7 million of these debentures in 1993 and in April 1994, $39.8 million of the debentures were redeemed at a price equal to 120% of their principal amount or $47.8 million.

              The Trust called its 8 3/4% convertible subordinated debentures and its 8.65% Senior Notes for redemption in 1993. The Trust redeemed $173,000 principal amount of the 8 3/4% debentures at a price of $1017.50 per debenture on March 15; the balance of the debentures that had been outstanding or $2.2 million were converted into shares. The senior notes were redeemed on May 14, at a price of $1010 for a total redemption price of $50.5 million.

              In October 1993 the Trust issued $75.0 million of 5 1/4% convertible subordinated debentures, realizing cash proceeds of approximately $73.0 million. The debentures, which mature in 2003, are convertible into shares at $36 per share.

          In 1992 the Trust placed a $30.0 million mortgage, initially bearing interest at 8 1/4%, on Federal Plaza. In November 1994 the Trust spent $4.2 million to exercise the option to purchase the land at Northeast Shopping Center, $3.4 million of which had been recorded as a capital lease obligation. During 1992 and 1993, respectively, $6.3 million and $34.9 million of mortgage obligations were prepaid. In January 1994 a $22.5 million one year mortgage was placed on Northeast Plaza in Atlanta, Georgia. The mortgage was repaid in January 1995.

              At December 31, 1994 the Trust had $130 million of unsecured medium term revolving credit facilities with four banks. The facilities require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. The Trust uses these facilities to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. At December 31, 1994 there was $54.7 million drawn under these facilities, which was the maximum drawn during 1994. Borrowings under these facilities bear interest at LIBOR (London Interbank Offered Rate) plus 85 to 100 basis points; the weighted average interest rate on borrowings during 1994 was 5.6%.

              At December 1993 the Trust had $70.0 million of unsecured medium term revolving credit facilities with three banks. The maximum drawn under these facilities in 1993 was $64.1 million and at December 31, 1993, there was $24.4 million outstanding. The weighted average interest rate on borrowing during 1993 was 4.2%. At December 31, 1992 the Trust had a $20.0 million unsecured line of credit available. Interest on borrowings in 1995 are expected to be higher than in 1994 and 1993 as interest rates have risen.

              The Trust has budgeted $47.0 million for capital improvements to its properties in 1995. These improvements include: (1) $14.5 million to complete the renovation and expansion of Congressional Plaza; (2) $5.0 million to renovate Brick Plaza, which was deferred from 1994; and (3) $5.2 million to complete the renovation at Gaithersburg Square.

              The Trust's long term debt has varying maturity dates and in a number of instances includes balloon payments or other contractual provisions that could require significant repayments during a particular period. The next significant maturity is approximately $41.3 million of mortgage obligations which are due in 1998.

              The Trust intends to continue to acquire shopping centers in 1995. Acquisitions are targeted for the Trust's core major metropolitan markets of New York/New Jersey, Philadelphia and Baltimore/Washington, D.C. as well as the Chicago, Illinois and Boston, Massachusetts markets. In addition, the Trust plans to acquire additional retail buildings in densely developed urban and suburban areas, such as the Ship's Building acquired in December 1994. In February 1995 a 6,800 square foot retail building in downtown Greenwich, Connecticut was purchased for $2.0 million. The Trust is also continuing to study site acquisitions in its core markets to permit the Trust to develop shopping centers.

              In January 1995 the Trust issued $100 million of 8 7/8% Senior Notes, netting $99.2 million. The notes require interest payments semi-annually on January 15 and July 15 and are due January 15, 2000. Proceeds from the notes were used, in part, to repay the $22.5 million mortgage on Northeast Plaza and to repay amounts outstanding on the credit facilities. In order to protect itself against the risk that the general level of interest rates for such securities would rise before the senior notes were priced, in December 1994 the Trust entered into two interest rate hedge agreements on a total principal amount of $75.0 million. The cost of the agreements, which terminated on January 20, 1995, was $21,000 which will be amortized into interest expense over the life of the notes. In January 1995 the Trust executed an interest rate swap on $25.0 million, whereby the Trust swapped fixed interest payment obligations of 8.136% for a floating rate interest payment of three month LIBOR. Consequently, the Trust will have a floating rate of interest on $25.0 million of the senior notes.

              The Trust believes that the combination of the remaining proceeds from the January 1995 senior note offering and the $130 million available under its revolving credit facilities provide it with the liquidity needed for its 1995 renovation and acquisition plans. The Trust will need to raise equity or issue additional long term debt to meet its longer term capital and debt repayment needs. The Trust believes that the unencumbered value of its properties and its access to the capital markets, as demonstrated by its past success in raising capital, give it the ability to raise the capital, both debt and equity, needed to fund these longer term needs.

     Contingencies
     -------------
              The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust is protesting this assessment since the Trust believes that it is entitled to the deduction. At this time, the outcome of this matter is unknown; however, in a case involving another real estate investment trust, the New Jersey tax court recently ruled that the dividends paid deduction was allowable. However, the State of New Jersey has appealed this ruling.

              Included in the Trust's investments is $3.1 million of Olympia and York Senior First Mortgage Notes. The Olympia and York notes were written down during 1992 to management's best estimate of their net realizable value. Interest income on these notes is not being recorded as revenue, but is being treated as a reduction of principal.

              As previously reported, certain of the Trust's shopping centers have some environmental contamination. The North Carolina Department of the Environment, Health and Natural Resources ("DEHNR") issued a Notice of Violation ("NOV") against a former dry cleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. The Trust has entered into an agreement with two previous owners of the shopping center to share the costs to assess and remediate. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the clean up costs.

              In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at two other properties. In each case, the contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of these situations is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

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

     Results of Operations
     ---------------------
              The effect of the Trust's recent acquisition, redevelopment and financing transactions is reflected in the Trust's operations. Funds from operations, which is defined as income before depreciation and amortization and extraordinary items less gains on sale of real estate, increased 38% from $30.0 million in 1992 to $41.5 million in 1993 and increased 21% in 1994 to $50.3 million. If funds from operations are adjusted to remove the effect of nonrecurring charges of $1.1 million, funds from operations would have increased 24% in 1994 to $51.3 million. Management believes that funds from operations is an appropriate supplemental measure of the Trust's operating performance because it believes that reductions for depreciation and amortization charges are usually not meaningful in evaluating income producing real estate, which have historically been appreciating assets. The Trust acquires, evaluates and sells income producing properties based upon operating income without taking into account property depreciation and amortization charges. Gains on sale of real estate and extraordinary items are also excluded from this supplemental measure of performance because such amounts are not part of the ongoing operations of the Trust's portfolio. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

              The Trust's shopping center leases generally provide for minimum rents, with periodic increases. Most shopping center tenants pay a majority of onsite operating expenses. Many leases also contain a percentage rent clause which calls for additional rents based on tenant sales, so that at a given sales volume, if prices increase, so does rental income. These features in the Trust leases reduce the Trust's exposure to higher costs caused by inflation, although inflation has not been significant in recent years.

              Rental income, which consists of minimum rent, percentage rent, and cost recoveries, increased 17.8% from $90.0 million in 1992 to $105.9 million in 1993 and 20.9% in 1994 to $128.1 million. If centers acquired and sold in 1992, 1993 and 1994 are excluded, rental income increased 8.7% from 1992 to 1993 and 6.1% from 1993 to 1994. The components of rental income with the greatest change are minimum rent and common area maintenance recovery (CAM recovery).

              Minimum rents increased 17.9% from $70.9 million in 1992 to $83.6 million in 1993 and 19.4% in 1994 to $99.9 million. If centers acquired and sold during these years are excluded, minimum rents increased 8.6% from 1992 to 1993. Minimum rents increased 4% from 1993 to 1994, despite a $350,000 decrease in minimum rents at Congressional Plaza whose occupancy was reduced during its redevelopment in 1994.

              CAM recovery on the portfolio, adjusted to remove the effect of properties purchased in 1992, 1993 and 1994, increased from $7.6 million in 1992 to $8.2 million in 1993 to $11.5 million in 1994. These increases correspond to increases in CAM expenses, primarily snow removal, landscaping and security. Real estate tax recovery, after removing the effect of properties purchased during the past three years, showed a slight decline; a major component of this decline was due to lower occupancy and refunds due at Congressional Plaza, which has been under redevelopment.

              Other property income, which includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income, increased from $4.7 million in 1992 to $5.5 million in 1993 and to $5.7 million in 1994. Part of the increase was due to the addition of new properties and part was due to the fluctuating nature of the income.

              Rental expenses increased from $20.9 million in 1992 to $26.5 million in 1993 to $35.8 million in 1994, which represents 22.1% of property income (rental income plus other income) in 1992, 23.8% in 1993 and 26.8% in 1994. The components of rental expense with the greatest percentage increase in both 1993 and 1994 are repairs and maintenance and other operating expenses and in 1994 ground rent. Snow removal expense, a component of repairs and maintenance, increased from approximately $270,000 in 1992 to approximately $910,000 in 1993 to over $2.4 million in 1994, because of the new properties and because of increased expense on the core portfolio resulting from the harsh weather conditions during the past two winters. Other operating expenses have increased from 4.7% of property income in 1992 to 5.2% in 1993 to 5.8% in 1994 because of increases in bad debt, environmental, marketing and grand opening expenses. Ground rent increased $2.1 million in 1994 over 1993 because of the acquisition of Bethesda Row on December 31, 1993, a large part of which is under ground lease. If rental expenses are adjusted to remove the effect of properties purchased and sold in 1992, 1993 and 1994, rental expenses increased from $20.6 million in 1992 to $24.4 million in 1993 to $26.8 million in 1994. Real estate taxes have declined slightly as a percentage of property income, from 9.4% in 1992 to 9.3% in 1993 to 9.0% in 1994.

              Depreciation and amortization charges increased because of the new acquisitions, but also because of depreciation on recent tenant work and property improvements.

              Interest income and expense have been affected by the Trust's financing transactions of the past three years. Interest income was $5.5 million in 1992 as compared to $3.9 million in 1993 and $3.9 million in 1994. In 1992 the Trust had higher average cash balances than in 1993 and 1994, since in 1992 the Trust did not have immediate uses for all the proceeds from public offerings and temporarily invested the proceeds until they were used for acquisitions, renovations and debt repayments. In 1993 and 1994, proceeds from debt and equity offerings were used almost immediately to retire debt and to fund acquisitions and renovations.

              While total interest expense remained relatively constant in 1993 and 1994, the components have changed. Decreases in interest expense, resulting from the repayment of several mortgages and the senior notes in 1993 and the redemption on April 30, 1994 of the 5 1/4% convertible subordinated debentures due 2002, were offset by increases in interest expense because of the issuance of the 5 1/4% convertible subordinated debentures due 2003, the interest portion of the capital lease payment on Bethesda Row, and interest on increased usage of the revolving credit facilities. The ratio of earnings to fixed charges was 1.50x in 1993 and 1.61x in 1994. The ratio of funds from operations to fixed charges was 2.29x in 1993 and 2.52x in 1994.

              Interest expense decreased from $35.2 million in 1992 to $31.6 million in 1993, reflecting the redemption in 1993 of the senior notes and 8 3/4% convertible subordinated debentures, the reduction in the 5 1/4% convertible subordinated debentures due 2002 and the prepayment of various mortgages, partially offset by the interest expense on the revolving credit facilities and interest on the 5 1/4% convertible subordinated debentures due 2003.

              Administrative expenses are increasing as the Trust grows and as it seeks new acquisition and development opportunities. Administrative expenses as a percentage of property income have gone from 4.3% in 1992 to 4.2% in 1993 to 5.0% in 1994. A major component of the increase in 1994 over 1993 was an increase in costs connected with the review and analysis of potential property acquisitions which were not purchased.

              Other charges consists of three nonrecurring items in 1994. During the third quarter of 1994 the Trust wrote down a mortgage note receivable and accrued interest thereon, totalling $758,000. The mortgage note was issued in 1982 in connection with the sale by the Trust of a shopping center in Delaware. Although the Trust will continue to pursue payment of the mortgage note, due to the current cash flow of the collateral property, collectibility is uncertain. During the fourth quarter of 1994, the Trust recognized an unrealized loss of $449,000 on an investment in common shares of another real estate investment trust that it has held since 1989, since it appears that its decline in value is permanent. These two losses were partially offset by a $152,000 recovery of a legal settlement paid in 1987. In 1992 other charges consisted of a $960,000 writedown of an investment in Olympia and York notes, partially offset by the recovery of another portion of the legal settlement paid in 1987.

              Income before gain on sale of real estate and extraordinary item increased from $7.0 million in 1992 to $16.1 million in 1993 to $20.5 million in 1994 reflecting increased revenues from the Trust's acquisitions, decreased interest expense resulting from its financing activities and growth in the core portfolio.

              Gain on sale of real estate is dependent on the extent and timing of sales. The 1992 gain was primarily due to the sale of two shopping centers.

              In 1993 the Trust had a net gain of $2.0 million on the early extinguishment of debt, resulting from a $3.1 million gain on the extinguishment of one mortgage, offset by losses on the redemption of the senior notes, convertible subordinated debentures and two other mortgages. In 1992 the Trust had a net loss of $58,000 on the early extinguishment of debt, resulting from the prepayment of two mortgages and the exchange and repurchase of some of its 5 1/4% convertible subordinated debentures due 2002.

              As a result of the foregoing items, net income rose from $9.4 million in 1992 to $18.1 million in 1993 to $20.5 million in 1994.


     Item 8.  Financial Statements and Supplementary Data.
              -------------------------------------------
              Included in Item 14.


     Item 9.  Disagreements on Accounting and Financial Disclosure.
              -----------------------------------------------------
              None

                                       Part III
                                       --------


     Item 10.  Directors and Executive Officers of the Registrant.
                --------------------------------------------------

              Executive Officers of the Registrant
              ------------------------------------

              The Executive Officers are:

       Name                           Age       Position with Trust
       ----                           ---       -------------------

       Steven J. Guttman              48        President and Chief Executive
                                                Officer and Trustee
       Ron D. Kaplan                  32        Vice President-Capital Markets

       Catherine R. Mack              50        Vice President-General Counsel
                                                and Secretary

       Mary Jane Morrow               42        Senior Vice President-Finance
                                                and Treasurer
       Hal A. Vasvari                 51        Executive Vice President and
                                                Chief Operating Officer

       Cecily A. Ward                 48        Vice President-Controller
       Robert S. Wennett              34        Senior Vice President-
                                                Acquisitions


              Steven J. Guttman has been the Trust's President and Chief
     Executive Officer since April 1980.  Mr. Guttman has been    associated
     with the Trust since 1972, became Chief Operating    Officer in 1975 and
     became a Managing Trustee in 1979.

              Ron D. Kaplan joined the Trust in November 1992 as Vice President-Capital Markets. Mr. Kaplan was formerly a Vice President of Salomon Brothers Inc where he was responsible for capital raising and financial advisory services for public and private real estate companies. While at Salomon Brothers, he participated in two of the Trust's debt offerings.

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

              Mary Jane Morrow joined the Trust in January 1987 as Vice President-Finance and Treasurer. Before joining Federal Realty, Ms. Morrow was a Partner with Grant Thornton LLP, the Trust's independent accountants. She was with Grant Thornton LLP for over 10 years and has extensive experience in real estate and accounting.

              Hal A. Vasvari joined Federal Realty Management, Inc., the Trust's former managing agent, in August 1985 as Executive Vice
     President. In January 1989, Mr. Vasvari became Executive Vice President-Management of the Trust. In December 1994, Mr. Vasvari was appointed Chief Operating Officer. Prior to August 1985, he was director of leasing for Kravco Co., a developer of shopping malls and shopping centers.

              Cecily A. Ward joined the Trust in April 1987 as Controller. Prior to joining the Trust, Ms. Ward, a certified public accountant, was with Grant Thornton LLP, the Trust's independent accountants.

              Robert S. Wennett joined the Trust's acquisitions department in April 1986. Prior to joining the Trust, Mr. Wennett was an associate with Chemical Realty Corporation in New York where he was involved in real estate financing for corporate clients.

              The schedule identifying Trustees under the caption "Election of Trustees" of the 1995 Proxy Statement is incorporated herein by reference thereto.


     Item 11.         Executive Compensation.
                      -----------------------
              The sections entitled "Summary Compensation Table" and "Aggregated Option Exercises in 1994 and December 31, 1994 Option Values" of the 1995 Proxy Statement are incorporated herein by reference thereto.

     Item 12.         Security Ownership of Certain Beneficial Owners and
                      Management.
                      ---------------------------------------------------
              The section entitled "Ownership of Shares by Trustees and Officers" of the 1995 Proxy Statement is incorporated herein by reference thereto.


     Item 13.         Certain Relationships and Related Transactions.
                      ----------------------------------------------
              The section entitled "Certain Transactions" of the 1995 Proxy Statement is incorporated herein by reference thereto.

                                       Part IV
                                       --------

     Item 14.Exhibits, Financial Statement                       Page No.
              Schedules, and Reports on                          --------
              Form 8-K
              ------------------------------

     (a)  1.  Financial Statements
              --------------------
              Report of Independent Certified
              Public Accountants                             F-2

              Consolidated Balance Sheets-
              December 31, 1994 and 1993                     F-3

              Consolidated Statements of
              Operations - years ended
              December 31, 1994, 1993
              and 1992                                       F-4

              Consolidated Statements of
              Shareholders' Equity - years
              ended December 31, 1994, 1993
              and 1992                                       F-5

              Consolidated Statements of
              Cash Flows - years ended
              December 31, 1994, 1993 and
              1992                                           F-6

              Notes to Consolidated
              Financial Statements
              (Including Selected Quarterly
              Data)                                    F-7 - F-18


     (a)  2.  Financial Statement Schedules
              ------------------------------

              Schedule III - Summary of Real Estate
              and Accumulated Depreciation.............. F19 - F21

              Schedule IV - Mortgage Loans on Real
              Estate ................................... F22 - F23

              Report of Independent Certified
              Public Accountants......................   F24

     (a)  3.          Exhibits
                      --------

              (3) (i) The Trust's Third Amended and Restated Declaration of Trust dated May 24, 1984, filed with the Commission on July 5, 1984 as Exhibit 4 to the Trust's Registration Statement on Form S-2 (file No. 2-92057) is incorporated herein by reference thereto.

                      (ii) Bylaws of the Trust, filed with the Commission as an exhibit to the Trust's Current Report on Form 8-K dated February 20, 1985, as most recently amended and filed with the Commission as an exhibit to the Trust's Current Report on Form 8-K dated November 30, 1994, is incorporated herein by reference thereto.

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

                      (iii) Indenture dated April 1, 1986, relating to the Trust's 8.65% Senior Notes due 1996, filed with the commission on March 27, 1986 as exhibit 4 (a) 1 to the Trust's Registration Statement on Form S-3, (File No. 33-
                      3934) is incorporated herein by reference thereto.

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

                      (vi) Indenture dated December 13, 1993, related to the Trust's 8 7/8% Senior Notes, filed with the commission on December 13, 1993 as exhibit 4 (a) to the Trust's Registration Statement on Form S-3, (File No. 33-51029) is incorporated herein by reference thereto.

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

                      (xxiv) Revolving Credit Agreement dated as of September 1, 1993 among Federal Realty Investment Trust and Corestates Bank.

                      (xxv) Credit Agreement dated as of August 25, 1993 between Federal Realty Investment Trust and First Union National Bank of Virginia.

                      (xxvi) Revolving Credit Agreement dated as of June 22, 1993 between Federal Realty Investment Trust and Signet Bank/Maryland.

                      (xxvii) Consulting Agreement between Misner Development and Federal Realty Investment Trust.

                      (xxviii)         Fiscal Agency Agreement dated as of
                      October 28, 1993 between Federal Realty Investment Trust and Citibank, N.A.

                      (xxix) Credit Agreement dated as of February 11, 1994 between Federal Realty Investment Trust and Mellon Bank as filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated herein by reference thereto.

                      (xxx) Other Share Award and Purchase Note between Federal Realty Investment Trust and Ron D. Kaplan, dated January 1, 1994, filed with the Commission as a portion to Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 is incorporated herein by reference thereto.

                      (xxxi) Amended and Restated 1983 Stock Option Plan of Federal Realty Investment Trust and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust, filed with the Commission on August 17, 1994 on Form S-8, (File No. 33-55111) is incorporated herein by reference thereto.

     The following are filed as exhibits hereto:

                      (xxxii) Form of Severance Agreement between Federal Realty Investment Trust and Certain of its Officers dated December 31, 1994 is filed herewith as an exhibit.

                      (xxxiii) Credit Agreement dated as of September 30, 1994 between Federal Realty Investment Trust and First Union National Bank of Virginia is filed herewith as an exhibit.

                      (xxxiv) Second Amendment to Revolving Credit Agreement dated as of September 30, 1994 between Federal Realty Investment Trust and Corestates Bank is filed herewith as an exhibit.

                      (xxxv) First Amendment to Credit Agreement dated September 30, 1994 between Federal Realty Investment Trust and Mellon Bank is filed herewith as an exhibit.

                      (xxxvi) First Amendment to Revolving Credit Agreement dated September 30, 1994 between Federal Realty Investment Trust and Signet Bank/Maryland is filed herewith as an exhibit.

              (11)    Statement regarding computation of per share
                      earnings.........................................*

              (12)    Statements regarding computation of ratios.......*

              (13)    Annual Report to Shareholders, Form 10Q or quarterly
                      report to shareholders...........................*

              (18)    Letter regarding change in accounting
                      principles.......................................*

              (19)    Report furnished to security holders.............*

              (21)    Subsidiaries of the registrant....................

                      (xxxvii) Articles of Incorporation of Street Retail, Inc. are filed herewith as an exhibit.

                      (xxxviii) By-Laws of Street Retail, Inc. are filed herewith as an exhibit.

              (22)    Published report regarding matters submitted to
                      vote of security holders.........................*

              (23)    Consent of Grant Thornton LLP.....................

              (24)    Power of attorney................................*

              (27)    Financial Data Schedule..........................+

              (99)    Additional exhibits..............................*



     (b)      Reports on Form 8-K Filed during the Last Quarter
              -------------------------------------------------
                      A Form 8-K, dated November 30, 1994, was filed in response to Item 7.(c)3.(ii).
     ___________


     *  Not applicable.
     +  For Edgar filing only.

                                     SIGNATURES
                                     ----------
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FEDERAL REALTY INVESTMENT TRUST

     Date:    March 21, 1995           By:      Steven J. Guttman
                                                -----------------
                                                Steven J. Guttman
                                                President

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                        Title                     Date
     ----------                        -----                     -----
                                       President and
                                       Trustee (Chief
     Steven J. Guttman                 Executive Officer)        March 21, 1995
     -----------------
     Steven J. Guttman
                                       Senior Vice-President
                                       and Treasurer (Chief
     Mary Jane Morrow                  Financial Officer)        March 21, 1995
     -----------------
     Mary Jane Morrow
                                       Vice-President and
                                       Controller (Principal
     Cecily A. Ward                    Accounting Officer)       March 21, 1995
     -----------------
     Cecily A. Ward


     Dennis L. Berman                  Trustee                   March 21, 1995
     -----------------
     Dennis L. Berman

     A. Cornet de Ways Ruart           Trustee                   March 21, 1995
     -----------------------
     A. Cornet de Ways Ruart

     Samuel J. Gorlitz                 Trustee                   March 21, 1995
     -----------------------
     Samuel J. Gorlitz

     Arnold M. Kronstadt               Trustee                   March 21, 1995
     -----------------------
     Arnold M. Kronstadt

     Morton S. Lerner                  Trustee                   March 21, 1995
     -----------------------
     Morton S. Lerner

     Walter F. Loeb                    Trustee                   March 21, 1995
     -----------------------
     Walter F. Loeb

     Donald H. Misner                  Trustee                   March 21, 1995
     -----------------------
     Donald H. Misner

     George L. Perry                   Trustee                   March 21, 1995
     -----------------------
     George L. Perry

                                      SCHEDULES

     REPORT OF INDEPENDENT
     CERTIFIED PUBLIC ACCOUNTANTS


     Trustees and Shareholders
     Federal Realty Investment Trust

     We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Realty Investment Trust as of December 31, 1994 and 1993 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     Grant Thornton LLP
     Washington, D.C.
     February 10, 1995


















                                          F1

       Federal Realty Investment Trust
       CONSOLIDATED BALANCE SHEETS
                                                                    December 31,    December 31,
                                                                        1994            1993
                                                                    ------------    ------------
                                ASSETS                                  (in              (in
                                                                     thousands)      thousands)
       Investments
         Real estate, at cost                                            $852,722        $758,088
         Less accumulated depreciation and amortization                 (160,636)       (135,045)
                                                                    -------------   -------------
                                                                          692,086         623,043
         Mortgage notes receivable                                         13,178          13,871
                                                                     ------------    ------------
                                                                          705,264         636,914
       Other Assets
         Cash                                                               3,995           9,635
         Investments                                                        3,588           4,008
         Notes receivable - officers                                        2,778           1,890
         Accounts receivable                                               16,023          15,681
         Prepaid expenses and other assets, principally
           property taxes, insurance, and lease commissions                19,158          19,499
         Debt issue costs (net of accumulated amortization
           of $3,206,000 and $2,681,000, respectively)                      2,931           3,316
                                                                     ------------    ------------
                                                                         $753,737        $690,943
                                                                        =========        ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
       Liabilities
         Obligations under capital leases                                $132,924        $137,308
         Mortgages payable                                                102,781          81,237
         Notes payable                                                     61,883          30,519
         Accrued expenses                                                  10,675          19,104
         Accounts payable                                                   6,566           5,785
         Dividends payable                                                 12,486          10,927
         Security deposits                                                  2,687           2,430
         Prepaid rents                                                      1,017           1,783
       5 1/4% Convertible subordinated debentures, due 2003                75,000          75,000
       5 1/4% Convertible subordinated debentures, due 2002                   289          40,167
       Investors' interest in consolidated assets                           2,274           2,484
       Commitments and contingencies                                            -               -
       Shareholders' equity
         Common shares of beneficial interest, no par                     496,958         408,005
         or stated value, unlimited authorization,
         issued 31,669,434 and 28,077,999 shares,
         respectively
         Accumulated dividends in excess of Trust net income            (144,553)       (116,823)
         Allowance for unrealized loss on marketable securities              (53)           (364)
                                                                     ------------    ------------
                                                                          352,352         290,818

       Less 60,200 common shares in treasury - at cost, deferred

                                                                      F2






         compensation and subscriptions receivable                        (7,197)         (6,619)
                                                                    -------------    ------------
                                                                          345,155         284,199
                                                                    -------------    ------------
                                                                         $753,737        $690,943
                                                                        =========        ========
       The  accompanying notes  are  an integral  part  of  these statements.















































                                                                      F3

     Federal Realty Investment Trust
     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      Year ended December 31,
                                                 1994           1993          1992
                                             ------------  -------------  ------------
     (In thousands, except per share data)
     Revenue
       Rental income                              $128,133      $105,948       $89,971
       Interest                                      3,933         3,894         5,514
       Other property income                         5,698         5,495         4,712
                                                   -------       -------       -------
                                                   137,764       115,337       100,197
     Expenses
       Rental                                       35,830        26,519        20,919
       Real estate taxes                            12,097        10,324         8,876
       Interest                                     31,462        31,550        35,201
       Administrative                                6,661         4,675         4,062
       Other charges                                 1,055             -           682
       Depreciation and amortization                29,801        25,375        23,033
                                               -----------   -----------   -----------
                                                   116,906        98,443        92,773
                                               -----------   -----------   -----------
     Operating   income  before   investors'        20,858        16,894         7,424
     share of  operations, gain  on sale  of
     real estate and extraordinary item
       Investors' share of operations                (392)         (780)         (437)
                                               -----------   -----------   -----------
     Income before  gain  on  sale  of  real        20,466        16,114         6,987
     estate and extraordinary item
     Gain on sale of real estate                         -             -         2,501
                                                 --------- -------------     ---------
     Income before extraordinary item               20,466        16,114         9,488
     Extraordinary item
       Net    gain    (loss)    on     early                       2,016          (58)
     extinguishment of debt
                                               -----------   -----------   -----------
     Net Income                                    $20,466       $18,130        $9,430
                                                   =======       =======       =======
     Weighted  Average   Number  of   Common        30,679        27,009        22,767
     Shares                                        =======       =======       =======
     Earnings per share
       Income before  gain on  sale of  real         $0.67         $0.60         $0.30
       estate and extraordinary item
       Gain on sale of real estate                       -             -          0.11
       Extraordinary item                                -          0.07             -
                                                   -------        ------        ------
                                                     $0.67         $0.67         $0.41
                                                  ========      ========      ========
     The  accompanying notes are an integral
     part of these statements.



                                                                      F4

     Federal Realty Investment Trust
     CONSOLIDATED STATEMENTS OF
     SHAREHOLDERS' EQUITY
                                                                    Year ended December 31,
                                                     1994                  1993                     1992
     (In thousands, except share amounts)   ----------- ---------- ----------  --------   ----------    ----------
                                               Shares     Amount     Shares     Amount      Shares        Amount


     Common Shares of Beneficial Interest
       Balance, beginning of year             28,077,999  $408,005  24,777,831  $322,903    19,747,134     $226,027
       Exercise of stock options                  47,240     1,035      53,384     1,053         8,055          143
       Shares issued under dividend              162,466     3,891     131,620     3,588       132,189        2,903
       reinvestment plan
       Conversion of 8 3/4% subordinated                               137,364     2,209       122,934        1,924
       debentures
       Conversion of 5 1/4% subordinated           1,729        64
       debentures due 2002
       Shares purchased under share               40,000     1,000                                              -
       purchase plan                                              -            -        -
       Shares issued in exchange for 5 1/4%
       convertible subordinated debentures
       due 2002                                       -           -            -        -    1,317,519       25,362

       Net proceeds from sale of shares        3,340,000    82,963   2,977,800    78,252     3,450,000       66,544
                                              ---------- ---------   ---------  -------- -------------  -----------
       Balance, end of year                   31,669,434  $496,958  28,077,999  $408,005    24,777,831     $322,903
                                                ========    ======     =======    ======      ========     ========
     Common Shares of Beneficial Interest
         in Treasury, Deferred Compensation
         and Subscriptions Receivable
       Balance, beginning of year              (422,575)  $(6,619)   (426,575)  $(6,708)     (504,825)     $(8,026)
       Amortization of deferred                   27,875       422       4,000        89        78,250        1,318
        compensation
       Subscription of shares under share       (40,000)   (1,000)          --        --            --           --
       purchase plan                          -------      -------    --------   -------       -------      -------
       Balance, end of year                    (434,700)  $(7,197)   (422,575)  $(6,619)     (426,575)     $(6,708)
                                                 =======  ========    ========   =======       =======    =========
     Allowance for Unrealized Loss on
      Marketable Securities
       Balance, beginning of year                           $(364)                $(385)                     $(465)
       Change due to recognizing loss on
       securities                                             334                     -                         -
       Net unrealized (loss) gain                             (23)                    21                         80
                                                             -----                 -----                      -----
       Balance, end of year                                  $(53)                $(364)                     $(385)
                                                             =====                ======                     ======
     Accumulated Dividends in Excess of
       Trust Net Income
       Balance, beginning of year                       $(116,823)             $(92,932)                  $(66,056)
       Net income                                           20,466                18,130                      9,430

                                                                      F5






       Dividends declared to shareholders                 (48,196)              (42,021)                   (36,306)
                                                            ------                ------                     ------
       Balance, end of year                             $(144,553)            $(116,823)                  $(92,932)
                                                           =======               =======                    =======

     The accompanying notes are an integral part of these statements.


















































                                                                      F6



      Federal Realty Investment Trust
      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                      Twelve months ended
                                                                                                   December 31,
      (In thousands)                                                                      1994        1993         1992
                                                                                        --------   ---------    ----------
                                                                                           --          -
      OPERATING ACTIVITIES
        Net income                                                                       $20,466      $18,130       $9,430
        Adjustments to reconcile net income to net cash
          provided by operating activities
           Depreciation and amortization                                                  29,801       25,375       23,033
           Rent abatements in lieu of leasehold improvements,
            net of tenant improvements retired                                             (812)      (1,185)        (734)
           Imputed interest and amortization of debt cost                                    547          520          718
           Amortization of deferred compensation and
            forgiveness of officers' notes                                                   621          591          956
           Write-down of investments                                                       1,207            -          960
          Gain on sale of real estate                                                          -            -      (2,501)
           Payment of trustees' fees in shares                                               132          185          157
           Net (gain) loss on early extinguishment of debt                                     -      (2,016)           58
        Changes in assets and liabilities
           Increase in accounts receivable                                                 (400)      (5,345)        (525)
           Increase in prepaid expenses and other
            assets before depreciation and amortization                                  (4,674)      (6,484)      (4,454)
           Increase (decrease) in operating accounts payable,
            security deposits and prepaid rent                                           (1,161)        3,221         (61)
           Increase  (decrease) in accrued expenses, net of the premium
            put on the 5 1/4% convertible subordinated debentures in 1994                  (528)        2,191        1,199
                                                                                        --------     --------       ------
        Net cash provided by operating activities                                         45,199       35,183       28,236
      INVESTING ACTIVITIES
        Acquisition of real estate                                                      (48,337)    (108,007)     (24,577)
        Capital expenditures                                                            (42,286)     (34,267)     (15,201)
         (Issuance) payments of mortgage notes receivable, net                               (7)           21           56
         Issuance of notes receivable - officers, net                                      (116)         (48)        (330)
        Proceeds from sale of real estate                                                      -            -       10,057
        Net decrease (increase) in temporary investments                                     281       31,607     (28,230)
                                                                                        --------     --------      -------
        Net cash used in investing activities                                           (90,465)    (110,694)     (58,225)
      FINANCING ACTIVITIES
        Proceeds of mortgage financings, net of costs                                     22,500            -       29,449
        Regular payments on mortgages, capital leases and notes payable                  (2,080)      (2,225)      (2,230)
        Balloon payments on mortgages and capital leases,
          including prepayment fees                                                      (3,400)     (32,547)      (7,962)
        Borrowing (repayment) of short-term debt, net                                     30,332       24,413      (8,500)
        Early retirement of 5 1/4% convertible debentures due 2002                             -      (4,416)     (23,623)
        Redemption of 5 1/4% convertible debentures due 2002, including
            premium put                                                                 (47,790)            -            -
        Redemption of 8 3/4% convertible debentures                                            -        (176)            -
        Redemption of senior notes                                                             -     (50,505)            -

                                                                       F7






        Issuance of 5 1/4% convertible debentures due 2003, net of costs                       -       73,025            -
        Dividends paid                                                                  (43,973)     (38,087)     (31,088)
        Issuance of shares                                                                84,247       79,489       67,102
        Decrease in minority interest                                                      (210)        (141)        (230)
                                                                                         -------      -------     --------
        Net cash  provided by financing activities                                        39,626       48,830       22,918
                                                                                         -------      -------    ---------
      Decrease in cash                                                                   (5,640)     (26,681)      (7,071)
      Cash at beginning of year                                                            9,635       36,316       43,387
                                                                                         -------      -------    ---------
      Cash at end of year                                                                 $3,995       $9,635      $36,316
                                                                                        ========     ========     ========
      The accompanying notes are an integral part of these statements.











































                                                                       F8

     Federal Realty Investment Trust
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     December 31, 1994, 1993, and 1992


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Federal Realty Investment Trust invests predominantly in income-producing real estate properties, primarily community and neighborhood shopping centers.

              The Trust uses the straight-line method in providing for depreciation. Estimated useful lives range from three to 25 years on apartment buildings and improvements, and from three to 35 years on retail properties and improvements. Maintenance and repair costs are charged to operations as incurred. Major improvements are capitalized. The gain or loss resulting from the sale of properties is included in net income.

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

              Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the life of the related issue using the interest method. Upon conversion or in the event of redemption, applicable unamortized costs are charged to shareholders' equity or to operations, respectively.

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

              The Trust consolidates the financial statements of one wholly owned subsidiary, nine partnerships, and a joint venture which are controlled by the Trust. The equity interests of other investors are reflected as investors' interest in consolidated assets. All significant intercompany transactions and balances are eliminated.

              The Trust defines cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances may exceed insurable amounts.



                                          F9

              Earnings per share are computed using the weighted average number of shares outstanding during the respective periods, including options.

     NOTE 1: REAL ESTATE AND ENCUMBRANCES

              A summary of the Trust's properties at December 31, 1994 is as follows:
                                         Accumulated
                                         depreciation
                               Cost      and amortization        Encumbrances
                               ----      ---------------         ------------
     (In thousands)
     Shopping centers          $654,936         $112,239         $102,781
     Shopping centers
       under capital leases     191,780           44,702          132,924
     Apartments                   6,006            3,695             -
                                -------           -------        --------
                               $852,722         $160,636          $235,705
                               =======          ========         =========

          The Trust's 52 shopping centers are located in twelve states, primarily along the East Coast between the Boston metropolitan area and Richmond, Virginia. There are approximately 1,500 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for 5% or more of revenue.

          The Trust purchased four shopping centers in 1994. Idylwood Plaza in Falls Church, Virginia was purchased for $14.3 million in cash; North Lake Commons in Lake Zurich, Illinois was purchased for $10.9 million in cash; Garden Market Shopping Center in Western Springs, Illinois was purchased for $7.6 million in cash; and Queen Anne Plaza in Norwell, Massachusetts was purchased for $10.7 million in cash and a $1.1 million note which was paid in January 1995. In addition the Trust purchased a
     3.9 acre parcel of land underlying an Acme supermarket which adjoins its Bala Cynwyd Shopping Center for cash of $1.1 million and a retail building in Westport, Connecticut for cash of $3.8 million.

          During 1993 the Trust acquired seven shopping centers. Pan Am Shopping Center in Fairfax, Virginia was acquired for $21.6 million in cash; Gaithersburg Square in Gaithersburg, Maryland was purchased for $11.0 million in cash and the assumption of a $2.0 million liability which is the estimated cost to remediate certain preexisting environmental issues; Quince Orchard Plaza in Gaithersburg, Maryland and its adjoining office building were purchased for $10.9 million in cash and the assumption of a liability of approximately $250,000 to remediate preexisting environmental issues; Crossroads Shopping Center in Highland Park, Illinois was purchased for $16.2 million in cash; Bala Cynwyd Shopping Center in suburban Philadelphia, Pennsylvania was purchased for $17.0 million in cash; Dedham Plaza in Dedham, Massachusetts was purchased for $25.0 million in cash and the assumption of a $250,000 liability to remediate existing environmental issues; and the leasehold

                                         F10
     interest in Bethesda Row in Bethesda, Maryland was acquired with $6.2 million in cash.

          Mortgage notes receivable consist of three notes collateralized by shopping centers. All three notes were issued in connection with either the acquisition or sale of Trust properties. In 1994 a note for $700,000 with accrued interest thereon was deemed uncollectible and therefore was written off.

          In January 1994 a $22.5 million one year mortgage was placed on Northeast Plaza in Atlanta, Georgia. The mortgage, which bore interest at LIBOR (London Interbank Offered Rate), plus 100 to 150 basis points was repaid in January 1995. In 1993 the Trust prepaid mortgages on Laurel, Northeast and Northeast Plaza shopping centers, resulting in a net gain of $2.9 million which was recorded as a component of the net gain on early extinguishment of debt.

          In November 1994 the Trust exercised an option to purchase the ground underlying the Northeast Shopping Center in Philadelphia, Pennsylvania for $4.2 million, $3.4 million of which had been recorded as a capital lease obligation.

          Mortgages payable and capital lease obligations are due in installments over various terms extending to 2060 with actual or imputed interest rates ranging from 7.9% to 11.25%. Certain of the mortgage and capital lease obligations require additional interest payments based upon property performance.

          Aggregate mortgage principal payments due during the next five years are $23.5 million, which includes the $22.5 million on Northeast Plaza referred to above, $1.1 million, $1.3 million, $43.7 million, and $574,000, respectively.

          Future minimum lease payments and their present value for property under capital leases as of December 31, 1994 are as follows:

     Year ending December 31,                           (in thousands)

     1995                                               $13,651
     1996                                                13,651
     1997                                                13,666
     1998                                                13,699
     1999                                                13,702
     Thereafter                                         589,363
                                                        --------
                                                        657,732
     Less amount representing interest                 (524,808)
                                                        ========
     Present value                                      $132,924
                                                        ========



                                         F11

     Leasing Arrangements
     --------------------

         The Trust's leases with shopping center and apartment tenants are classified as operating leases. Leases on apartments are generally for a period of one year, whereas shopping center leases generally range from three to 10 years and usually provide for contingent rentals based on sales and sharing of certain operating costs.


         The components of rental income are as follows:

     (in thousands)                      Year ended December 31,
                                 1994            1993          1992
                                 ----            ----          ----
     Shopping centers
       Minimum rents           $97,503          $81,291       $68,784
       Cost reimbursements      23,774           18,171        14,878
       Percentage rent           4,478            4,147         4,171
     Apartments - rents          2,378            2,339         2,138
                              --------         --------       -------
                              $128,133         $105,948       $89,971
                              ========         ========       =======
         The components of rental expense are as follows:

     (in thousands)                    Year ended December 31,
                                 1994             1993          1992
                                 ----             ----          ----
     Management fees and costs $5,316           $5,213         $3,957
     Repairs and maintenance    9,238            6,452          4,595
     Utilities                  4,981            3,944          3,595
     Payroll - properties       4,094            3,205          2,567
     Ground rent                2,510              375            362
     Insurance                  1,879            1,585          1,430
     Other operating            7,812            5,745          4,413
                              -------          -------        -------
                              $35,830          $26,519        $20,919
                              =======          =======        =======

         Minimum future shopping center rentals on noncancelable operating leases as of December 31, 1994 are as follows:

     Year ending December 31,                          (in thousands)
     1995                                                   $100,581
     1996                                                     93,097
     1997                                                     83,468
     1998                                                     72,376
     1999                                                     61,728
     Thereafter                                              265,746
                                                            ---------
                                                            $676,996
                                                            =========

                                         F12

     NOTE 2. INVESTMENTS
     -------------------

                 At December 31, 1994 the Trust had investments of $3.6 million. Included in these investments is $4.7 million of Olympia and York Senior First Mortgage Notes due March 20, 1999, which are carried at $3.1 million. The Trust intends to hold these notes until maturity. In 1992 these notes were written down to management's best estimate of their net realizable value. The other $500,000 of investments consists of marketable equity securities and mutual funds which are available for sale and which are stated at market. In 1994 the Trust recognized an unrealized loss of $449,000 on equity securities, since the loss appears to be permanent.

     NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
     -------------------------------------------
         The following disclosure of estimated fair value was determined by the Trust, using available market information and appropriate valuation methods. Considerable judgment is necessary to develop estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

         The Trust estimates the fair value of its financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable debt and equity securities; (2) quoted market prices are used to estimate the fair value of the Trust's marketable convertible subordinated debentures; (3) discounted cash flow analyses are used to estimate the fair value of long term notes receivable and payable, using the Trust's estimate of current interest rates for similar notes; (4) carrying amounts in the balace sheet approximate fair value for cash and short term borrowings. Notes receivable from officers are excluded from fair value estimation since they have been issued in connection with employee stock ownership programs.

                          December 31, 1994       December 31, 1993
     (in thousands)        Carrying   Fair         Carrying  Fair
                            Value    Value          Value    Value
                          --------  -------       --------  --------
     Cash & equivalents   $3,995     $3,995       $9,635     $9,635
     Investments           3,588      3,588        4,008      4,008
     Mortgage notes
      receivable          13,178     13,459       13,871     14,631
     Mortgages and
      notes payable      164,664    165,700      111,756    117,983
     Convertible
      debentures          75,289     54,585      122,730**  119,581



                                         F13

       **At December 31, 1993 the carrying value is the sum of the principal amount of $115.2 million plus the accrued premium on the convertible debentures due 2002.


     NOTE 4. NOTES PAYABLE
     ---------------------
         At December 31, 1994 the Trust had notes payable of $61.9 million. Of this balance, $54.7 million was issued under the Trust's revolving credit facilities and the balance of $7.2 million was issued in connection with the acquisition or renovation of Trust properties. In December 1994 the Trust issued a one month note payable for $1.1 million in connection with the purchase of Queen Anne Plaza. The note which bore interest at 4% was paid in January 1995. In 1993 the Trust issued a note for $3.0 million at an interest rate of 10%, payable in equal monthly installments with a final maturity in 2013 in connection with the renovation at Perring Plaza. The balance of the $7.2 million relates primarily to a note issued in connection with the acquisition and renovation of Federal Plaza. The note bears interest at 11% and matures in 1996.

         At December 31, 1994 the Trust had $130 million of unsecured medium term revolving credit facilities with four banks. The facilities, which bear interest at LIBOR plus 85 to 100 basis points, require fees and have covenants requiring a minimum shareholders's equity and a maximum ratio of debt to net worth. The maximum drawn under these facilities during 1994 was $54.7 million, which was outstanding at December 31. The weighted average interest rate on borrowings during 1994 was 5.6% and the average amount outstanding was $26.3 million.

         At December 31, 1993 the Trust had $70.0 million of unsecured medium term revolving credit facilities with three banks. All three facilities required fees and had covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. The maximum drawn under these facilities during 1993 was $64.1 million and at December 31, 1993 there was $24.4 million outstanding. The weighted average interest rate on borrowings during 1993 was 4.2% and the average amount outstanding was $6.6 million.

     NOTE 5. DIVIDENDS
     -----------------
         On November 10, 1994 the Trustees declared a quarterly cash dividend of $.395 per share, payable January 13, 1995 to shareholders of record January 3, 1995. For the years ended December 31, 1994, 1993 and 1992, $.75, $.45 and $.915 of dividends paid per share, respectively, represented a return of capital.

     NOTE 6. COMMITMENTS AND CONTINGENCIES
     -------------------------------------
         Pursuant to the provisions of the Loehmann's Plaza Limited Partnership Agreement, on or after September 1, 1995 the limited partner may require the Trust to purchase his interest in the Partnership at its then fair market value.

                                         F14

         The Congressional Plaza Shopping Center Joint Venture Agreement provides that the Trust may be required to purchase its pro rata share of one venturer's 22.5% or greater joint venture interest for a purchase price based on the appraised fair market value of the shopping center, but no less than the percentage of joint venture interest being sold multiplied by the difference between $17.5 million and the remaining principal balance of any liabilities of the Joint Venture.

         The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust is protesting this assessment since the Trust believes that it is entitled to the deduction. At this time, the outcome of this matter is unknown; however, in a case involving another real estate investment trust, the New Jersey tax court recently ruled that the dividends paid deduction was allowable. However, the State of New Jersey has appealed this ruling.

         Certain of the Trust's shopping centers have some environmental contamination. The North Carolina Department of the Environment, Health and Natural Resources ("DEHNR") issued a Notice of Violation ("NOV") against a former dry cleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. The Trust has entered into an agreement with two previous owners of the shopping center to share the costs to assess and remediate. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the clean up costs.

         In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at two other properties. In each case, the contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of these situations is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

         The Trust reserved $2.25 million at closing in 1993 for environmental issues, principally associated with Gaithersburg Square Shopping Center. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust for certain third party claims and government requirements related to contamination at adjacent properties.



                                         F15

         A non qualified deferred compensation plan for Trust officers was established in 1994. The plan allows the officers to defer future income until the earlier of age 65 or termination of employment with the Trust. As of December 31, 1994, approximately $99,000 of compensation had been deferred under this plan. Although this is an unfunded plan, the Trust has purchased certain investments with which to match this obligation.

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

         The Trust had previously entered into employment agreements with its President and certain other key employees for terms of up to three years, which automatically renewed at the end of each month unless either party notified the other that it elected not to extend the term. During 1994 the Trust offered certain of the employees covered under these agree-ments, other than the President, a severance agreement in lieu of the employment agreement. Two employees retained their employment agreements, which agreements now have a fixed term. The severance agreement prescribes that, among other things, if the employee is terminated without cause, he/she is entitled to salary for up to 18 months and benefits for up to nine months.

         As of December 31, 1994 in connection with the renovation of certain shopping centers, the Trust has contractual obligations of $3.1 million. In addition the Trust is contractually obligated to provide up to $10.1 million for tenant improvements and $2.6 million to buy out tenant leases.

         The Trust is obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows:
                                                       (in thousands)
     1995                                                 $2,851
     1996                                                  2,851
     1997                                                  2,851
     1998                                                  2,851
     1999                                                  2,859
     Thereafter                                          160,654
                                                         -------
                                                        $174,917
                                                        ========

     NOTE 7. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003
     -----------------------------------------------------------

                                         F16

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

     NOTE 8. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002
     -----------------------------------------------------------
         At December 31, 1994 and 1993 the Trust had outstanding $289,000 and $40.2 million, respectively, of 5 1/4% convertible subordinated debentures due 2002. The debentures which are convertible into shares of beneficial interest at $30.625 were not registered under the Securities Act of 1933 and were not publicly distributed within the United States.

         In April 1994, $39.8 million of the debentures were redeemed at a price equal to 120% of their principal amount or $47.8 million, in accordance with a premium put. A principal amount of $53,000 of these debentures was converted into 1,729 shares in 1994. During 1993 the Trust purchased $3.7 million of these debentures, resulting in a loss of $74,000 which was recorded as a component of the net gain on early extinguishment of debt.

     NOTE 9. SHAREHOLDERS' EQUITY
     ----------------------------
         In April 1994 the Trust raised net proceeds of $61.3 million from a public offering of 2.5 million shares of beneficial interest ("shares"). In a concurrent offering of 840,000 shares to an institutional investor, the Trust raised net proceeds of $21.7 million. In April 1993 the Trust sold 2.8 million shares in a public offering, raising net proceeds of $72.8 million. In December 1993 the Trust sold 220,000 shares for $5.4 million in a private placement in connection with the long term lease of a property. In June 1992 the Trust sold 3.4 million shares in a public offering, raising net proceeds of $66.5 million.

         The Trust has a Dividend Reinvestment Plan, whereby shareholders may use their dividends to purchase shares. In March 1993 the Trust registered an additional 500,000 shares with the Securities and Exchange Commission in connection with the plan. In 1994, 1993, and 1992, 162,466 shares, 131,620 shares and 132,189 shares, respectively, were issued under the Plan.

         On January 1, 1994 under the terms of the 1993 Long Term Incentive Plan, an officer of the Trust purchased 40,000 common shares at $25 per share with the assistance of a $1.0 million loan from the Trust. The loan, which has a term of 12 years, bears interest at 6.24%. One-sixteenth of the loan will be forgiven on January 31, 1995. Forgiveness of up to 75% of the loan is subject to the future performance of the Trust.


                                         F17

         In January 1991 the Trustees adopted the Federal Realty Investment Trust Share Purchase Plan. Under the terms of this plan, officers and certain employees of the Trust purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from the Trust. Originally, the Plan called for one-sixteenth of the loan to be forgiven each year for eight years, as long as the participant was still employed by the Trust. The loans for all participants, but two, were modified in 1994 to extend the term an additional four years and to tie forgiveness in 1995 and thereafter to certain performance criteria of the Trust. The Trust has loaned participants $675,000 to pay the taxes due in connection with the plan. The purchase loans and the tax loans bear interest at 9.39%. The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans are satisfied and the term has expired.

         Under the terms of the 1988 Share Bonus Plan, 108,000 shares were granted to officers and key employees. During the years ended December 31, 1993 and 1992 the last 4,000 shares and 22,500 shares, respectively, were vested and charged to operations. In connection with these shares, the Trust has made loans to the participants to pay the taxes due in connection with the plan. The notes bear interest at the lesser of (i) the Trust's borrowing rate or (ii) the Trust's current indicated annual dividend rate divided by the purchase price of such shares. Notes issued under this plan are being forgiven over three years from issuance if the officer is still employed by the Trust. During the years ended December 31, 1994, 1993 and 1992, $74,000, $80,000 and $60,000, respectively, was forgiven.

         In connection with a restricted share grant, the Trust accepted from the President a noninterest bearing note for $210,000. One installment of $105,000 was paid on the note in 1992 and the second installment is due April 15, 1996.

         The Trust owns shares of other real estate investment trusts ("REITs") as a long term investment. The Trust's cost of these shares was $887,000. In 1994 the Trust recognized an unrealized loss of $449,000 on these shares, since it appears that the decline in value of one investment is permanent. Due to temporary price declines in the other REITs, the Trust had an allowance for unrealized losses of $53,000 as of December 31, 1994.

         At December 31, 1994, 1993, and 1992 the Trust had 60,200 shares in treasury at a cost of $1.1 million.

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


                                         F18

     NOTE 10. STOCK OPTION PLAN
     --------------------------
         The 1993 Long-Term Incentive Plan ("Plan") was approved by shareholders in May 1993. On the date of approval, 472,500 options were awarded to officers, employees and nonemployee Trustees. On December 16, 1993, 69,000 options were awarded to employees. Under the Plan, on each annual meeting date during the term of the plan, each non employee Trustee will be awarded 2,500 options. Accordingly on May 4, 1994, 20,000 options were awarded to non employee Trustees.

         The option price to acquire shares under the 1993 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, the Trust has outstanding from its officers and employees notes for $2.0 million. The notes issued under the 1993 plan bear interest at the dividend rate on the date of exercise divided by the purchase price of such shares. The notes issued under the previous plans bear interest at the lesser of (i) the Trust's borrowing rate or (ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by the shares and are with recourse.

                              Shares available                    Outstanding
                                for future        Options          Price
                               option grants      Shares           per share
                              ---------------     -------          ----------
     December 31,1991              373,037        179,805
      Options granted             (202,500)       202,500        $20.50-$22.625
      Options exercised              ---           (8,055)       $17.25-$18.00
      Options expired                1,000         (1,000)       $22.625
                                 ---------        --------
     December 31, 1992             171,537        373,250
      Expiration of 1989 plan     (171,537)         ---
      Adoption of 1993 plan      6,000,000          ---
      Options granted             (541,500)       541,500        $25.75-$26.00
      Options exercised              ---          (53,384)       $15.00-$24.125
      Options expired                2,500         (8,250)      $20.875-$26.00
                                 ---------        --------
     December 31, 1993           5,461,000        853,116
      Options granted              (20,000)        20,000        $24.875
      Options exercised             ---           (47,240)       $18.00-$22.625
      Options expired                              (1,750)       $20.875-$25.75
                                 ---------        --------
     December 31, 1994           5,441,000        824,126
                                 =========        ========


     NOTE 11. SAVINGS AND RETIREMENT PLAN
     ------------------------------------
         The Trust has a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Under the plan, the Trust, out of its current net income, contributed 50% of each

                                         F19
     employee's contribution. Employees' contributions range, at the discretion of each employee, from 1% to 5% of compensation. In addition, the Trust may make discretionary contributions within the limits of deductibility set forth by the Code. Employees of the Trust, who work over 1,000 hours annually, are eligible to become plan participants. The Trust's expense for the years ended December 31, 1994, 1993 and 1992 was $147,000, $133,000 and $100,000, respectively.

     NOTE 12. INTEREST EXPENSE
     -------------------------
         The Trust incurred interest expense totalling $31.8 million, $31.8 million and $35.4 million, in 1994, 1993 and 1992, respectively, of which $348,000, $216,000 and $237,000, respectively, was capitalized. Interest paid was $39.9 million in 1994 which included $8.0 million of the premium on the 5 1/4% convertible subordinated debentures which were redeemed in April 1994. Interest paid in 1993 was $31.4 million and in 1992, $36.9 million.

     NOTE 13. SUBSEQUENT EVENTS
     --------------------------
         On January 19, 1995 the Trust issued $100 million of 8-7/8% Senior Notes due January 15, 2000, netting proceeds of $99.2 million. The notes, which are not redeemable prior to maturity, pay interest semiannually on January 15 and July 15 of each year. Proceeds from this offering were used to pay off amounts drawn under the Trust's revolving credit facilities and the $22.5 million mortgage on Northeast Plaza.

         In order to protect itself against the risk that the general level of interest rates for such securities would rise before the senior notes were priced, in December 1994 the Trust entered into two interest rate hedge agreements on a total principal amount of $75.0 million. The cost of the agreements, which terminated on January 20, 1995, was $21,000 which will be amortized into interest expense over the life of the notes.

         In January 1995, the Trust executed an interest rate swap on $25.0 million, whereby the Trust swapped fixed interest payment obligations of 8.136% for a floating rate interest payment of three month LIBOR. Consequently the Trust will have a floating rate of interest on $25.0 million of the senior notes.

         On February 15, 1995 719,000 options at $20.75 were issued to employees of the Trust.

         On February 16, 1995 the Trust purchased a 6,800 square foot retail building in Greenwich, Connecticut for $2.0 million cash.








                                         F20

     NOTE 14. QUARTERLY DATA (UNAUDITED)
     -----------------------------------
         The following summary represents the results of operations for each quarter in 1994 and 1993:

     (in thousands, except per share amounts)

                                              Net         Earnings
                                     Revenue  Income      per share
                                     -------  ------      ---------

      1994
         March 31                    $33,692  $4,083      $.15

         June 30                     32,794   5,206        .17

         September 30                34,796   4,966        .16
         December 31                 36,482   6,211        .19

      1993
         March 31                    $26,644  $2,521(1)   $.10

         June 30                     28,444   2,825(2)     .10

         September 30                28,898   4,538        .16
         December 31                 31,351   8,246(3)     .31

     1)  Income before extraordinary item was $2.6 million or $.10 per share.
     2)  Income before extraordinary item was $3.8 million or $.14 per share.
     3)  Income before extraordinary item was $5.2 million or $.19 per share.

         The increasing revenue and net income during the past two years are primarily due to the expansion of the Trust's portfolio and lower interest costs. During the second quarter of 1993 the Trust had a loss on the early retirement of debt of $.04 per share and in the fourth quarter of 1993 a gain on the early retirement of debt of $.11 per share.

















                                         F21

                                       FEDERAL REALTY INVESTMENT TRUST
                               SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER 31, 1994


                   COLUMN A                COLUMN B        COLUMN C                         COLUMN D
                                                      Initial cost to company

                                                                                              Cost
                                                                           Building and    Capitalized
                 Descriptions               Encumbrance         Land       Improvements    Subsequent
                                                                                               to
                                                                                           Acquisition

      ALLWOOD (New Jersey)                    $3,574,000      $              $3,920,000        $231,000

      ANDORRA (Pennsylvania)                                   2,432,000     12,346,000       1,462,000
      BALA CYNWYD (Pennsylvania)                               2,986,000     14,000,000       1,914,000
      BARRACKS ROAD (Virginia)                22,086,000       4,363,000     16,459,000      10,601,000
      BETHESDA AVENUE ROW (Maryland)          12,576,000                     18,823,000         631,000
      BLUESTAR  (New Jersey)                  27,278,000                     29,922,000       1,050,000

      BRAINERD VILLAGE (Tennessee)                             1,920,000      8,006,000       2,377,000
      BRICK PLAZA (New Jersey)                21,362,000                     24,715,000       5,099,000
      BRUNSWICK  (New Jersey)                 11,355,000                     12,456,000         737,000
      CLIFTON (New Jersey)                     3,324,000                      3,646,000         124,000
      CONGRESSIONAL PLAZA (Maryland)                           2,793,000      7,424,000      17,936,000

      CROSSROADS (Illinois)                                    4,635,000     11,611,000         665,000
      DEDHAM PLAZA (Massachusetts)                            12,369,000     12,918,000         284,000
      EASTGATE (North Carolina)                                1,608,000      5,775,000       4,159,000
      ELLISBURG CIRCLE (New Jersey)                            4,028,000     11,309,000       9,029,000
      FALLS PLAZA (Virginia)                   4,391,000         530,000        735,000       1,203,000

      FEASTERVILLE (Pennsylvania)                940,000                      1,600,000       2,210,000
      FEDERAL PLAZA (Maryland)                29,125,000      10,216,000     17,895,000      31,057,000
      FLOURTOWN (Pennsylvania)                                   347,000      1,806,000       1,029,000
      FOREST CITY (Michigan)                                     525,000      1,601,000       2,010,000
      GAITHERSBURG SQUARE (Maryland)                           7,701,000      5,271,000       4,438,000

      GARDEN MARKET (Illinois)                                 2,677,000      4,829,000          90,000
      GOVERNOR PLAZA (Maryland)                                2,068,000      4,905,000       9,879,000
      HAMILTON (New Jersey)                    4,927,000                      5,405,000       1,433,000
      HUNTINGTON (New York)                   14,593,000                     16,008,000       3,522,000
      IDYLWOOD PLAZA (Virginia)                                4,308,000     10,026,000         117,000

      LANCASTER (Pennsylvania)                 1,353,000                      2,103,000       2,519,000
      LANGHORNE SQUARE (Pennsylvania)                            720,000      2,974,000       8,243,000


                                                                       F22






      LAUREL (Maryland)                                        7,458,000     22,525,000      10,960,000
      LAWRENCE PARK (Pennsylvania)             4,541,000                      7,160,000       5,144,000
      LOEHMANN'S PLAZA (Virginia)              6,573,000       1,237,000     15,096,000       4,412,000
      MID PIKE PLAZA (Maryland)               10,041,000                     10,335,000       5,005,000

      NORTH CITY PLAZA (Pennsylvania)                            325,000      2,175,000         507,000
      NORTHEAST (Pennsylvania)                 1,500,000       1,152,000     10,596,000       8,295,000
      NORTHEAST PLAZA (Georgia)               22,500,000       6,930,000     26,236,000       5,172,000
      NORTH LAKE COMMONS (Illinois)                            2,529,000      8,604,000         178,000
      OLD KEENE MILL (Virginia)                7,199,000         638,000        998,000       1,925,000

      PAN AM SHOPPING CENTER (Virginia)                        8,694,000     12,929,000       1,831,000
      PERRING PLAZA (Maryland)                                 2,800,000      6,461,000      14,219,000
      QUEEN ANNE PLAZA (Massachusetts)                         3,319,000      8,457,000
      QUINCE ORCHARD PLAZA (Maryland)                          3,197,000      7,949,000       1,955,000
      ROLLINGWOOD APTS. (Maryland)                               552,000      2,246,000       3,208,000

      RUTGERS (New Jersey)                    13,154,000                     14,429,000         327,000
      SHILLINGTON (Pennsylvania)                 804,000                      1,387,000       1,530,000
      SHIPS BUILDING (Connecticut)                             1,683,000      2,159,000
      TOWN & COUNTRY (Louisiana)                               1,326,000      3,440,000         585,000
      TOWN & COUNTRY (Illinois)                                  904,000      2,483,000       4,862,000

      TROY (New Jersey)                        3,102,000                      5,193,000       5,115,000
      TYSONS STATION (Virginia)                4,368,000         388,000        453,000       2,264,000
      WESTFALLS (Virginia)                     5,039,000         538,000        535,000       2,049,000
      WILDWOOD (Maryland)                                      9,135,000      1,061,000       4,848,000
      WILLIAMSBURG (Virginia)                                  2,758,000      7,160,000       2,117,000

      WILLOW GROVE (Pennsylvania)                              1,600,000      6,643,000      15,231,000
      WILLOW LAWN (Virginia)                                   3,192,000      7,723,000      37,432,000

      TOTALS                                $235,705,000    $126,581,000   $462,921,000    $263,220,000

                                              ==========     ===========    ===========    ============

















                                                                       F23

                                                FEDERAL REALTY INVESTMENT TRUST
                                       SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1994


                  COLUMN A                                   COLUMN E                         COLUMN F        COLUMN G
                                                Gross amount at which
                                              carried at close of period

                                                                                             Accumulated
                                                              Building and                  Depreciation      Date of
                 Descriptions                    Land         Improvements       Total           and        Construction
                                                                                            Amortization
      ALLWOOD (New Jersey)                   $                  $4,151,000     $4,151,000        $699,000       1958

      ANDORRA (Pennsylvania)                     2,432,000      13,808,000     16,240,000       2,705,000       1953
      BALA CYNWYD (Pennsylvania)                 3,565,000    15,335,000.0     18,900,000         543,000       1955
                                                                         0
      BARRACKS ROAD (Virginia)                   4,363,000      27,060,000     31,423,000       7,909,000       1958
      BETHESDA AVENUE ROW (Maryland)                            19,454,000     19,454,000         537,000    1945-1991
      BLUESTAR  (New Jersey)                                    30,972,000     30,972,000       5,368,000       1959

      BRAINERD VILLAGE (Tennessee)               1,920,000      10,383,000     12,303,000       2,499,000       1960
      BRICK PLAZA (New Jersey)                                  29,814,000     29,814,000       4,058,000       1958
      BRUNSWICK  (New Jersey)                                   13,193,000     13,193,000       2,306,000       1957
      CLIFTON (New Jersey)                                       3,770,000      3,770,000         632,000       1959
      CONGRESSIONAL PLAZA (Maryland)             2,793,000      25,360,000     28,153,000       7,352,000       1965

      CROSSROADS (Illinois)                      4,635,000      12,276,000     16,911,000         518,000       1959
      DEDHAM PLAZA (Massachusetts)              12,369,000      13,202,000     25,571,000         372,000       1959
      EASTGATE (North Carolina)                  1,608,000       9,934,000     11,542,000       2,901,000       1963
      ELLISBURG CIRCLE (New Jersey)              4,028,000      20,338,000     24,366,000       1,060,000       1959
      FALLS PLAZA (Virginia)                       530,000       1,938,000      2,468,000       1,428,000       1962

      FEASTERVILLE (Pennsylvania)                                3,810,000      3,810,000       2,487,000       1958
      FEDERAL PLAZA (Maryland)                  10,216,000      48,952,000     59,168,000       5,873,000       1970
      FLOURTOWN (Pennsylvania)                     347,000       2,835,000      3,182,000       1,134,000       1957
      FOREST CITY (Michigan)                       525,000       3,611,000      4,136,000       1,450,000       1964
      GAITHERSBURG SQUARE (Maryland)             7,701,000       9,709,000     17,410,000         286,000       1966

      GARDEN MARKET (Illinois)                   2,677,000       4,919,000      7,596,000          32,000       1958
      GOVERNOR PLAZA (Maryland)                  2,068,000      14,784,000     16,852,000       4,246,000       1963
      HAMILTON (New Jersey)                                      6,838,000      6,838,000       1,293,000       1961
      HUNTINGTON (New York)                                     19,530,000     19,530,000       3,078,000       1962
      IDYLWOOD PLAZA (Virginia)                  4,308,000      10,143,000     14,451,000         191,000       1991

      LANCASTER (Pennsylvania)                                   4,622,000      4,622,000       2,373,000       1958
      LANGHORNE SQUARE (Pennsylvania)              720,000      11,217,000     11,937,000       2,847,000       1966
      LAUREL (Maryland)                          7,458,000      33,485,000     40,943,000       7,783,000       1956


                                                                       F24






      LAWRENCE PARK (Pennsylvania)                              12,304,000     12,304,000       7,635,000       1972
      LOEHMANN'S PLAZA (Virginia)                1,248,000      19,497,000     20,745,000       6,832,000       1971
      MID PIKE PLAZA (Maryland)                                 15,340,000     15,340,000       5,191,000       1963
      NORTH CITY PLAZA (Pennsylvania)              325,000       2,682,000      3,007,000         708,000       1972

      NORTHEAST (Pennsylvania)                   1,152,000      18,891,000     20,043,000       4,491,000       1959
      NORTHEAST PLAZA (Georgia)                  6,933,000      31,405,000     38,338,000       8,220,000       1952
      NORTH LAKE COMMONS (Illinois)              2,529,000       8,782,000     11,311,000         161,000       1989
      OLD KEENE MILL (Virginia)                    638,000       2,923,000      3,561,000       1,643,000       1968
      PAN AM SHOPPING CENTER (Virginia)          8,694,000      14,760,000     23,454,000         811,000       1979

      PERRING PLAZA (Maryland)                   2,800,000      20,680,000     23,480,000       3,780,000       1963
      QUEEN ANNE PLAZA (Massachusetts)           3,319,000       8,457,000     11,776,000                       1967
      QUINCE ORCHARD PLAZA (Maryland)            3,197,000       9,904,000     13,101,000         423,000       1975
      ROLLINGWOOD APTS. (Maryland)                 572,000       5,434,000      6,006,000       3,695,000       1960
      RUTGERS (New Jersey)                                      14,756,000     14,756,000       2,493,000       1973

      SHILLINGTON (Pennsylvania)                                 2,917,000      2,917,000       1,587,000       1956
      SHIPS BUILDING (Connecticut)               1,683,000       2,159,000      3,842,000                       1900
      TOWN & COUNTRY (Louisiana)                 1,326,000       4,025,000      5,351,000         487,000       1974
      TOWN & COUNTRY (Illinois)                    904,000       7,345,000      8,249,000       5,309,000       1968
      TROY (New Jersey)                                         10,308,000     10,308,000       4,966,000       1966

      TYSONS STATION (Virginia)                    475,000       2,630,000      3,105,000       2,266,000       1954
      WESTFALLS (Virginia)                         559,000       2,563,000      3,122,000       1,557,000       1960
      WILDWOOD (Maryland)                        9,135,000       5,909,000     15,044,000       4,190,000       1958
      WILLIAMSBURG (Virginia)                    2,758,000       9,277,000     12,035,000       2,637,000       1961
      WILLOW GROVE (Pennsylvania)                1,600,000      21,874,000     23,474,000       6,056,000       1953

      WILLOW LAWN (Virginia)                     3,192,000      45,155,000     48,347,000      11,538,000       1957

      TOTALS                                  $127,302,000    $725,420,000   $852,722,000    $160,636,000
                                               ===========    ============     ==========     ===========



















                                                                       F25

        FEDERAL REALTY INVESTMENT TRUST
            SUMMARY OF REAL ESTATE AND
            ACCUMULATED DEPRECIATION
                  DECEMBER 31, 1994


                    COLUMN A                 COLUMN H       COLUMN I

                                                          Life on which
                                                         depreciation in
                                               Date          latest
                  Descriptions               Acquired        income
                                                           statements
                                                           is computed

      ALLWOOD (New Jersey)                  12/12/88        35 years

      ANDORRA (Pennsylvania)                01/12/88        35 years
      BALA CYNWYD (Pennsylvania)            09/22/93        35 years
      BARRACKS ROAD (Virginia)              12/31/85        35 years
      BETHESDA AVENUE ROW (Maryland)        12/31/93        35 years
      BLUESTAR  (New Jersey)                12/12/88        35 years

      BRAINERD VILLAGE (Tennessee)          12/31/87        35 years
      BRICK PLAZA (New Jersey)              12/28/89        35 years
      BRUNSWICK  (New Jersey)               12/12/88        35 years
      CLIFTON (New Jersey)                  12/12/88        35 years
      CONGRESSIONAL PLAZA (Maryland)        04/01/65        20 years

      CROSSROADS (Illinois)                 07/19/93        35 years
      DEDHAM PLAZA (Massachusetts)          12/31/93        35 years
      EASTGATE (North Carolina)             12/18/86        35 years
      ELLISBURG CIRCLE (New Jersey)         10/16/92        35 years
      FALLS PLAZA (Virginia)                09/30/67      22 3/4 years

      FEASTERVILLE (Pennsylvania)           07/23/80        20 years
      FEDERAL PLAZA (Maryland)              06/29/89        35 years
      FLOURTOWN (Pennsylvania)              04/25/80        30 years
      FOREST CITY (Michigan)                03/29/73        25 3/4 years
      GAITHERSBURG SQUARE (Maryland)        04/22/93        35 years

      GARDEN MARKET (Illinois)              07/28/94        35 years
      GOVERNOR PLAZA (Maryland)             10/01/85        35 years
      HAMILTON (New Jersey)                 12/12/88        35 years
      HUNTINGTON (New York)                 12/12/88        35 years
      IDYLWOOD PLAZA (Virginia)             04/15/94        35 years

      LANCASTER (Pennsylvania)              04/24/80        22 years
      LANGHORNE SQUARE (Pennsylvania)       01/31/85        35 years
      LAUREL (Maryland)                     08/15/86        35 years
      LAWRENCE PARK (Pennsylvania)          07/23/80        22 years


                                                                       F26

      LOEHMANN'S PLAZA (Virginia)           07/21/83        35 years
      MID PIKE PLAZA (Maryland)             05/18/82        35 years
      NORTH CITY PLAZA (Pennsylvania)       10/01/87        35 years
      NORTHEAST (Pennsylvania)              08/30/83        35 years

      NORTHEAST PLAZA (Georgia)             12/31/86        35 years
      NORTH LAKE COMMONS (Illinois)         04/27/94        35 years
      OLD KEENE MILL (Virginia)             06/15/76      33 1/3 years
      PAN AM SHOPPING CENTER (Virginia)     02/05/93        35 years
      PERRING PLAZA (Maryland)              10/01/85        35 years

      QUEEN ANNE PLAZA (Massachusetts)      12/23/94        35 years
      QUINCE ORCHARD PLAZA (Maryland)       04/22/93        35 years
      ROLLINGWOOD APTS. (Maryland)          01/15/71        25 years
      RUTGERS (New Jersey)                  12/12/88        35 years
      SHILLINGTON (Pennsylvania)            07/23/80        20 years

      SHIPS BUILDING (Connecticut)          12/27/94        35 years
      TOWN & COUNTRY (Louisiana)            12/31/90        35 years
      TOWN & COUNTRY (Illinois)             10/15/73        25 years
      TROY (New Jersey)                     07/23/80        22 years
      TYSONS STATION (Virginia)             01/17/78        17 years

      WESTFALLS (Virginia)                  10/05/72        25 years
      WILDWOOD (Maryland)                   05/05/69      33 1/3 years
      WILLIAMSBURG (Virginia)               04/30/86        35 years
      WILLOW GROVE (Pennsylvania)           11/20/84        35 years
      WILLOW LAWN (Virginia)                12/05/83        35 years

























                                                                       F27

                   FEDERAL REALTY INVESTMENT TRUST
                            SCHEDULE III
                     SUMMARY OF REAL ESTATE AND ACCUMULATED
                         DEPRECIATION - CONTINUED
                   Three Years Ended December 31, 1994

                         Reconciliation of Total Cost

      Balance, January 1, 1992                    $566,056,000
        Additions during period
           Acquisitions                             24,591,000
           Improvements                             18,991,000
        Deduction during period -
        disposition
        of property and miscellaneous             (10,771,000)
        retirements                                -----------

      Balance, December 31, 1992                   598,867,000
        Additions during period
           Acquisitions                            123,083,000
           Improvements                             37,110,000
        Deduction during period -
        disposition
        of property and miscellaneous                (972,000)
        retirements                                  ---------

      Balance, December 31, 1993                   758,088,000
        Additions during period
          Acquisitions                              49,438,000
           Improvements                             46,916,000
        Deductions during period -                 (1,720,000)
        miscellaneous retirements                  -----------

      Balance, December 31, 1994                  $852,722,000
                                                  ============

       (A) For Federal tax purposes, the aggregate cost basis is approximately $ 736,176,000 as of December
      31, 1994.














                                                                       F28

      FEDERAL REALTY INVESTMENT TRUST
      SCHEDULE III
                 SUMMARY OF REAL ESTATE AND ACCUMULATED
           DEPRECIATION - CONTINUED
           Three Years Ended December 31, 1994

          Reconciliation of Accumulated Depreciation and
      Amortization

      Balance, January 1, 1992                     $95,689,000
        Additions during period
           Depreciation and amortization            20,589,000
           expense
        Deductions during period -
        disposition of
        property and miscellaneous                 (3,096,000)
        retirements                                -----------

      Balance, December 31, 1992                   113,182,000
        Additions during period
           Depreciation and amortization            22,643,000
           expense
        Deductions during period -
        disposition of
        property and miscellaneous                   (780,000)
        retirements                                  ---------

      Balance, December 31, 1993                   135,045,000
        Additions during period
           Depreciation and amortization            26,681,000
           expense
        Deductions during period -
        miscellaneous
        retirements                                (1,090,000)
                                                   -----------

      Balance, December 31, 1994                  $160,636,000
                                                  ============















                                                                       F29

                                                         FEDERAL REALTY INVESTMENT TRUST
                                                                   SCHEDULE IV
                                                          MORTGAGE LOANS ON REAL ESTATE
                                                          Year Ended December 31, 1994


     Column A            Column B        Column C      Column D            Column E     Column F       Column G
                                                                                       Face Amount Carrying Amount
                                                       Periodic Payment                    of        of Mortgages
     Description of Lien Interest Rate   Maturity Date Terms              Prior Liens   Mortgages        (1)
     Second mortgage on  11% on          May 1966      Interest accrues       ---
     shopping center in  $700,000                      monthly with                     $700,000        $0 (2)
     Delaware                                          payment deferred

     Leasehold mortgage  10%             December 2003 Interest only          ---
     on shopping center                                monthly;
     in New Jersey                                     $10,000,000                      10,000,000   10,000,000 (3)
                                                       balloon payment
                                                       December 2003
     Mortgage on         10%             January 1966  Interest only          ---
     shopping center in                                monthly; balloon                  4,020,000    3,178,000 (4)
     New Jersey                                        payment January 1996 ---------    ---------    ------------


                                                                              ---      $14,720,000   $13,178,000
                                                                            ========   ===========   ============
     1)  For Federal tax purposes, the aggregate tax basis is approximately
         $13,178,000 as of December 31, 1994.

     2) This note was written off in 1994, since the collectibility is uncertain, due to the current cash flow of the collateral property.

     3)  This mortgage is extendable for up to 45 years with interest increasing to a maximum of 11%.

     4)  This mortgage is available for up to $4,020,000.  At December 31, 1993,
         $3,171,000 was outstanding.













                                            F30

     FEDERAL REALTY INVESTMENT TRUST
     SCHEDULE IV
         MORTGAGE LOANS ON REAL ESTATE - CONTINUED

       Three Years Ended December 31, 1994

             Reconciliation of Carrying Amount
     Balance, January 1, 1992                  $16,749,000
       Additions during period
          Increase in existing loan                 11,000
       Deductions during period
          Collections of principal                 (67,000)
                                                -----------

     Balance, December 31, 1992                 16,693,000
       Additions during period
          Increase in existing loan                 47,000
       Deductions during period
          First trust on wrap mortgage
            transferred to borrower             (2,801,000)
          Collections of principal                 (68,000)
                                                -----------

     Balance, December 31, 1993                 13,871,000
       Additions during period
          Increase in existing loan                  7,000
       Deductions during period
          Wrap portion of wrap mortgage
               written off as uncollectible       (700,000)
                                                -----------

     Balance, December 31, 1994                $13,178,000
                                                ==========















                                          F31


Report of Independent Certified Public Accountants
on Supplemental Information
- --------------------------------------------------
Trustees and Shareholders
Federal Realty Investment Trust

In connection with our audit of the consolidated financial statements of Federal Realty Investment Trust referred to in our report dated February 10, 1995 which is incorporated by refrence in Part II of this form, we have also audited Schedules III and IV as of December 31, 1994 and for each of the three years then ended. In our opnion, these schedules present fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP
Washington, D.C.
February 10, 1995
















                           F32
