Form 10-Q
period 1995-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 1995-05-10
CIK 34903

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended:  March 31, 1995
                             Commission File No. 1-7533


                           FEDERAL REALTY INVESTMENT TRUST
                          ----------------------------------
               (Exact name of registrant as specified in its charter)


           District of Columbia                        52-0782497
     -------------------------------------------------------------------
              (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)        Identification No.)

               4800 Hampden Lane, Suite 500, Bethesda, Maryland  20814
              -------------------------------------------------------------
              (Address of principal executive offices)           (Zip Code)

     -----------------------------------------------------------------------
                                 (301) 652-3360
                (Registrant's telephone number, including area code)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes __X__.         No_____.

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                          Outstanding at May 4, 1995
     ------------------------------------         --------------------------
     Common Shares of Beneficial Interest                 31,702,844


     This report, including exhibits, contains 25 pages.

                           FEDERAL REALTY INVESTMENT TRUST

                                   S.E.C. FORM 10-Q

                                    March 31, 1995


                                      I N D E X



     PART I.  FINANCIAL INFORMATION                                     PAGE NO.

                      Accountants' Report                                   4

                      Consolidated Balance Sheets                           5
                      March 31, 1995 (unaudited) and
                      December 31, 1994 (audited)

                      Consolidated Statements of Operations (unaudited)     6
                      Three months ended March 31, 1995 and 1994

                      Consolidated Statements                               7
                      of Shareholders' Equity (unaudited)
                      Three months ended March 31, 1995 and 1994

                      Consolidated Statements of Cash Flows (unaudited)     8
                      Three months ended March 31, 1995 and 1994

                      Notes to Financial Statements                       9-12

                      Management's Discussion and Analysis of            13-17
                      Financial Condition and Results of Operations

     PART II.         OTHER INFORMATION                                    18

                           FEDERAL REALTY INVESTMENT TRUST

                                   S.E.C. FORM 10-Q

                                    March 31, 1995




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


                               The balance sheet as of December 31, 1994 was
                      audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 10, 1995. All other financial information presented is unaudited but has been reviewed as of March 31, 1995 and for each of the three months ended March 31, 1995 and 1994 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

     Accountants' Review Report
     --------------------------

     Trustees and Shareholders
     Federal Realty Investment Trust

     We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of March 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Trust's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is stated fairly, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                        Grant Thornton LLP

     Washington, D.C.
     May 5, 1995

       Federal Realty Investment Trust

       CONSOLIDATED BALANCE SHEETS
        (see accountants' review report)
                                                                              March 31,       December 31,
                                                                                1995              1994
                                                                             -----------      -----------
                                                                             (unaudited)
                                     ASSETS                                           (in thousands)
       Investments
         Real estate, at cost                                                   $863,916             $852,722
         Less accumulated depreciation and amortization                        (168,006)            (160,636)
                                                                              ----------           ----------
                                                                                 695,910              692,086
         Mortgage notes receivable                                                13,179               13,178
                                                                              ----------           ----------
                                                                                 709,089              705,264
       Other Assets
         Cash                                                                     17,959                3,995
         Investments                                                               3,567                3,588
         Notes receivable - officers                                               2,988                2,778
         Accounts receivable                                                      14,293               16,023
         Prepaid expenses and other assets, principally
           property taxes, insurance, and lease commissions                       20,151               19,158
         Debt issue costs (net of accumulated amortization
           of $3,374,000 and $3,206,000, respectively)                             3,858                2,931
                                                                               ---------            ---------
                                                                                $771,905             $753,737
                                                                               =========            =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

       Liabilities
         Obligations under capital leases                                       $132,661             $132,924
         Mortgages payable                                                        80,032              102,781
         Notes payable                                                             7,397               61,883
         Accrued expenses                                                         12,852               10,675
         Accounts payable                                                          4,394                6,566
         Dividends payable                                                        12,508               12,486
         Security deposits                                                         2,715                2,687
         Prepaid rents                                                               791                1,017
       8 7/8%  Notes, due 2000                                                   100,000                  -
       5 1/4% Convertible subordinated debentures, due 2003                       75,000               75,000
       5 1/4% Convertible subordinated debentures, due 2002                          289                  289
       Investors' interest in consolidated assets                                  2,245                2,274
       Commitments and contingencies
                                                                                     -                    -








       Shareholders' equity
         Common shares of beneficial interest, no par
           or stated value, unlimited authorization,
           issued 31,727,180 and 31,669,434 shares,
           respectively                                                          498,116              496,958
         Accumulated dividends in excess of Trust net income                   (150,438)            (144,553)
         Allowance for unrealized loss on marketable securities                      (6)                 (53)
                                                                              ----------            ---------
                                                                                 347,672              352,352

       Less 60,200 common shares in treasury - at cost, deferred
         compensation and subscriptions receivable                               (6,651)              (7,197)
                                                                               ---------            ---------
                                                                                 341,021              345,155
                                                                               ---------            ---------
                                                                                $771,905             $753,737
                                                                               =========            =========
       The accompanying notes are an integral part of these statements.



     Federal Realty Investment Trust
     CONSOLIDATED STATEMENTS OF OPERATIONS
     (see accountants' review report)
                                         (unaudited)

                                                                                        Three months ended March 31,
                                                                                             1995           1994
                                                                                          ---------       ---------
     (In thousands, except per share data)
     Revenue

       Rental income                                                                           $34,407        $31,481
       Interest                                                                                  1,006            869
       Other income                                                                              1,514          1,342
                                                                                        -------------- --------------
                                                                                                36,927         33,692

     Expenses
       Rental                                                                                    7,955         10,112
       Real estate taxes                                                                         3,397          2,859
       Interest                                                                                  9,157          8,178
       Administrative                                                                            1,427          1,381
       Depreciation and amortization                                                             8,369          6,897
                                                                                         ------------- --------------
                                                                                                30,305         29,427
                                                                                         -------------  -------------
     Operating income before investors' share
       of operations                                                                             6,622          4,265
       Investors' share of operations                                                                1          (182)
                                                                                         ------------- --------------
     Net Income                                                                                 $6,623         $4,083
                                                                                           ===========    ===========

     Weighted Average Number of Common Shares                                                   31,658         28,151
                                                                                           ===========    ===========
     Earnings per share
                                                                                                 $0.21          $0.15
                                                                                           ===========    ===========

     The accompanying notes are an integral part of these statements.


       Federal Realty Investment Trust

       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       (see accountants' review report)
                                (unaudited)


                                                                                    Three months ended March 31,

                                                                           1995                        1994
                                                                         ---------     ---------    ---------     ---------
       (In thousands, except per share amounts)                           Shares        Amount        Shares       Amount

       Common Shares of Beneficial Interest
         Balance, beginning of period                                    31,669,434      $496,958   28,077,999     $408,005
         Exercise of stock options                                            7,744           122       17,216          372
         Shares issued under dividend reinvestment plan                      50,002         1,036       35,103          917
         Shares purchased under share purchase plan                              --                     40,000        1,000
                                                                         ----------    ----------    ---------    ---------
         Balance, end of period                                          31,727,180      $498,116   28,170,318     $410,294
                                                                         ==========     =========   ==========     ========
       Common Shares of Beneficial Interest
           in Treasury, Deferred Compensation and
           Subscriptions Receivable
         Balance, beginning of period                                     (434,700)      ($7,197)    (422,575)     ($6,619)
         Amortization of deferred compensation                               32,875           546       27,875          422
         Subscription of shares under share purchase plan                         -             -     (40,000)      (1,000)
                                                                         ----------   -----------   ----------   ----------
         Balance, end of period                                           (401,825)      ($6,651)    (434,700)     ($7,197)
                                                                           ========      ========   ==========      =======
       Allowance for Unrealized Loss on Marketable Securities
         Balance, beginning of period                                                       ($53)                    ($364)
         Unrealized (loss ) recovery                                                           47                      (50)
                                                                                      -----------                 ---------
         Balance, end of period                                                              ($6)                    ($414)
                                                                                          =======                    ======
       Accumulated Dividends in Excess of Trust Net Income
         Balance, beginning of period                                                  ($144,553)                ($116,823)
         Net income                                                                         6,623                     4,083
         Dividends declared to shareholders                                              (12,508)                  (10,963)
                                                                                      -----------                ----------
         Balance, end of period                                                        ($150,438)                ($123,703)
                                                                                        =========                  ========
       The  accompanying   notes  are  an   integral  part  of   these
       statements.



       Federal Realty Investment Trust
       CONSOLIDATED STATEMENTS OF CASH FLOWS
       (see accountants' review report)
                (unaudited)
                                                                                              Three months ended March 31,
       (In thousands)                                                                            1995             1994
                                                                                              ---------        ---------
       OPERATING ACTIVITIES
         Net income                                                                                $6,623            $4,083
         Adjustments to reconcile net income to net cash
           provided by operations
            Depreciation and amortization                                                           8,368             6,897
            Rent abatements in lieu of leasehold improvements,
             net of tenant improvements retired                                                     (454)               147
            Imputed interest and amortization of debt cost                                            171               162
            Amortization of deferred compensation and
             forgiveness of officers' notes                                                           133               140
         Changes in assets and liabilities
            (Increase) decrease  in accounts receivable                                             1,730             (257)
            Increase in prepaid expenses and other
             assets before depreciation and amortization                                          (1,828)           (1,906)
            Decrease in operating accounts payable,
             security deposits and prepaid rent                                                   (1,252)              (64)
            Increase in accrued expenses, before
             accretion of interest                                                                  2,616               435
                                                                                              -----------      ------------
         Net cash provided by operating activities                                                 16,107             9,637
       INVESTING ACTIVITIES
         Acquisition of real estate                                                               (2,025)                 -
         Capital expenditures                                                                     (8,627)           (8,690)
         Net increase in notes receivable                                                           (218)           (4,614)
         Net decrease  in temporary investments                                                        69                95
                                                                                              -----------      ------------
         Net cash used in investing activities                                                   (10,801)          (13,209)
       FINANCING ACTIVITIES
         Regular payments on mortgages, capital leases, and
           notes payable                                                                            (540)             (505)
         Balloon payments on mortgages and notes payable                                         (23,601)                 -
         Proceeds of mortgage financings, net of costs                                                  -            22,500
         Repayments of short-term debt, net                                                      (54,745)           (9,013)
         Proceeds from senior notes                                                                98,906                 -
         Dividends paid                                                                          (11,804)          (10,272)
         Issuance of shares of beneficial interest                                                    471               293
         Decrease in minority interest                                                               (29)             (116)
                                                                                              -----------      ------------
         Net cash  provided by financing activities                                                 8,658             2,887
                                                                                              -----------      ------------
       Increase (decrease) in cash                                                                 13,964             (685)
       Cash at beginning of period                                                                  3,995             9,635







                                                                                              -----------      ------------
       Cash at end of period                                                                      $17,959            $8,950
                                                                                                =========        ==========
       The accompanying notes are an integral part of these statements.

                           Federal Realty Investment Trust

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1995
                           (see accountants' review report)
                                     (unaudited)


     NOTE A - ACCOUNTING POLICIES AND OTHER DATA

              Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1994 which contain the Trust's accounting policies and other data.

     NOTE B - DIVIDENDS PAYABLE

              On March 16, 1995 the Trustees declared a cash dividend of $.395 per share, payable April 14, 1995 to shareholders of record March 24, 1995.

     NOTE C - REAL ESTATE

              On February 16, 1995 the Trust purchased a 6,800 square foot retail building in Greenwich, Connecticut for $2.0 million in cash. On April 5, 1995 the Trust purchased a 125,800 square foot portfolio of retail buildings in the West Hartford, Connecticut area for approximately $15.2 million in cash. On April 12, 1995 the Trust purchased a 35,500 square foot retail building in Greenwich, Connecticut for cash of approximately $12.9 million. Brokerage commissions of $452,000 were paid in connection with these purchases. The commissions were paid to a company which is fifty percent owned by a brother of the Trust's president. These commissions were paid pursuant to a brokerage contract on terms comparable to terms contained in contracts which the Trust has with brokers in other geographic areas in connection with the acquisition of retail buildings.

          On April 27, 1995 the Trust purchased the 302,000 square foot Finley Square Shopping Center in Downers Grove, Illinois for cash of approximately $18.0 million.

     NOTE D - Senior Notes

              On January 19, 1995 the Trust issued $100.0 million of 8 7/8% Notes, due January 15, 2000. The notes, which were issued at a price of 99.815%, pay interest semiannually on January 15 and July 15 and are not redeemable prior to maturity. After deducting the underwriter discount and other costs, the Trust netted approximately $98.9 million.

          In order to protect itself against the risk that the general level of interest rates for such securities would rise before the senior notes were priced, in December 1994, the Trust entered into two interest rate hedge agreements on a total principal amount of $75.0 million. The cost of the agreements, which terminated on January 20, 1995, was $21,000, which is being amortized into interest expense over the life of the notes.

          In January 1995, the Trust executed a five year interest rate swap on $25.0 million, whereby the Trust swapped fixed interest payment obligations of 8.136% for a floating rate interest payment of three month LIBOR. The floating rate during the first quarter of 1995 was 6.1875%.

          On April 21, 1995 the Trust issued $25 million of senior notes. The notes, which are due April 21, 2002 and bear interest of 8%, payable semiannually, were issued at a price of 99.683%. The proceeds of $24.9 million were used to repay amounts which had been borrowed on the revolving credit facilities during April 1995 to fund acquisitions and property renovations.

     NOTE E - MORTGAGES PAYABLE

              In January, 1995 the Trust repaid the $22.5 million mortgage on Northeast Plaza in Atlanta, Georgia with proceeds from the senior note offering.

     NOTE F - NOTES PAYABLE

              The Trust has $130 million of unsecured medium term revolving credit facilities with four banks. The facilities, which bear interest at LIBOR plus 85 to 100 basis points, require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. The maximum drawn under these facilities during the first quarter of 1995 was $66.8 million which was repaid in January from the proceeds of the senior notes issuance. The weighted average interest rate on borrowings for the quarter ended March 31, 1995 was 7.0%. There was no borrowing under these facilities at March 31, 1995.

              In January 1995 the Trust paid a $1.1 million note that had been issued in connection with the purchase of Queen Anne Plaza in December 1994. In connection with the buyout of a tenant at Queen Anne Plaza in January 1995, the Trust issued a noninterest bearing note payable of $2.2 million, due in annual installments of $200,000 for 11 years. Using an interest rate of 8 7/8%, the note has been recorded at its discounted value of $1.7 million.

     NOTE H - SHAREHOLDERS' EQUITY

          During the first three months of 1995, 7,744 shares were issued at prices ranging from $15.00 a share to $20.50 a share as the result of the exercise of stock options. The Trust accepted a note from one of its officers of $5,002 in connection with the issuance of certain of these shares.

              On February 15, 1995, 719,000 options at $20.75 were granted to employees of the Trust.

     NOTE I - INTEREST EXPENSE

              The Trust incurred interest expense totaling $9.2 million during the first quarter of 1995 and $8.2 million during the first quarter of 1994, of which $75,000 and $107,000, respectively, were capitalized. Interest paid was $6.7 million in the first quarter of 1995 and $6.5 million in the first quarter of 1994.

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

              Included in the Trust's investments is $3.0 million of Olympia and York Senior First Mortgage Notes. The Olympia & York notes were written down in 1992 to management's best estimate of their net realizable value.

          As previously reported, certain of the Trust's shopping centers have some environmental contamination. The North Carolina Department of the Environment, Health and Natural Resources ("DEHNR") issued a Notice of Violation ("NOV") against a former drycleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. The Trust has entered into an agreement with two previous owners of the shopping center to share the costs to assess and remediate. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the clean up costs.

              In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust had also identified chlorinated solvent contamination at two other properties. In each case, the contamination appears to be linked to the current and/or previous dry cleaner. One site has been cleared. The Trust intends to look to the responsible parties for any remediation effort at the other property. Evaluation of the remaining situation is preliminary and it is impossible to estimate the range of remediation costs, if any.

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

              At March 31, 1995 in connection with certain redevelopment projects and tenant fitouts, the Trust is contractually obligated on contracts of approximately $2.9 million. At March 31, 1995 the Trust is also contractually obligated under leases with tenants to provide approximately $7.9 million for improvements.

     NOTE K - COMPONENTS OF RENTAL INCOME

              The components of rental income for the three months ended March 31 are as follows:

                                       1995             1994
                                                   (in thousands)
     Shopping Centers
        Minimum rents                  $26,540          $23,233
        Cost reimbursements              5,650            6,114
        Percentage rents                 1,604            1,564
     Apartments                            613              570
                                       -------          -------
                                      $34,407           $31,481
                                       =======          =======

                           FEDERAL REALTY INVESTMENT TRUST
                                      FORM 10-Q
                                    MARCH 31, 1995

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

          In February 1995 the Trust purchased a main street retail building for $2.0 million in cash. During the first quarter of 1995 the Trust
     spent   $8.6 million on tenant work and improvements to its properties;
     these improvements included: (1) $2.6 million on Congressional Plaza whose redevelopment is in the final phases; (2) $1.7 million to buy out a below market lease at Queen Anne Plaza; and (3) $900,000 on Gaithersburg Square which is currently being expanded, redeveloped and retenanted.

              On January 19, 1995 the Trust issued $100.0 million of 8 7/8% Notes, due January 15, 2000, netting proceeds of approximately $98.9 million. The proceeds from this issuance were used to repay a $22.5 million mortgage, to repay $66.8 million which was outstanding on its revolving credit facilities and to partially fund the first quarter property acquisitions and improvements.

              The Trust has available $130.0 million of unsecured medium-term revolving credit facilities with four banks. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. At March 31, 1995 there was no borrowing under these facilities. The maximum amount borrowed under these facilities during the first quarter of 1995 was $66.8 million. Amounts advanced under these facilities bear interest at LIBOR plus 85 - 100 basis points; the weighted average interest rate on borrowings during the quarter was 7.0%.

          The Trust is committed under leases for approximately $7.9 million in tenant work. In addition the Trust has budgeted approximately $39 million for the remainder of 1995 for improvements to its properties, including the renovations of Brick Plaza, Gaithersburg Square and the completion of the renovation of Congressional Plaza. Furthermore, the Trust is actively seeking to acquire shopping centers in its core major metropolitan markets and to acquire retail buildings in densely developed urban and suburban areas. The Trust is also continuing to study site acquisitions in its core markets to permit the Trust to develop shopping centers. These expenditures will be funded with the revolving credit facilities pending their permanent financing with either equity or debt.

          On April 5, 1995 the Trust purchased a 125,800 square foot portfolio of seven retail buildings in the West Hartford, Connecticut area for $15.2 million. Then on April 12, 1995 the Trust purchased a 35,500 square foot retail building in Greenwich, Connecticut for $12.9 million. These expenditures were funded with available cash and the revolving credit facilities until April 21, 1995 when the Trust issued $25.0 million of 8% senior notes due 2002, the proceeds from which were used to repay the revolving credit facilities.

          On April 27, 1995 the Trust purchased the 302,000 square foot Finley Square Shopping Center in Downers Grove, Illinois for cash of approximately $18.0 million.

          The Trust believes that the amounts available under its revolving credit facilities provide it with the liquidity needed for its short term renovation and acquisition plans. The Trust believes that the unencumbered value of its properties and its access to the capital markets, as demonstrated by its past success in raising capital, give it the ability to raise the capital, both debt and equity, needed to fund its long term capital and debt repayment needs.

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

              Included in the Trust's investments is $3.0 million of Olympia and York Senior First Mortgage Notes. The Olympia and York notes were written down during 1992 to management's best estimate of their net realizable value. Interest income on these notes is not being recorded as revenue, but is being treated as a reduction of principal.

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

              In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust had also previously identified chlorinated solvent contamination at two other properties. In each case, the contamination appears to be linked to the current and/or previous dry cleaner. One site has been cleared. The Trust intends to look to the responsible parties for any remediation effort at the other property. Evaluation of the remaining situation is preliminary and it is impossible to estimate the range of remediation costs, if any.

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


     RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995 AND 1994


              The Trust has historically reported its funds from operations in addition to its net income. Funds from operations is a supplemental measure of real estate companies' operating performance which excluded historical cost depreciation, since real estate values have historically risen and fallen with market conditions rather than over time. Funds from operations was defined as income before depreciation and amortization and extraordinary items less gains on sale of real estate. The National Association of Real Estate Investment Trusts ("NAREIT") has recently issued a white paper, which has amended the definition as follows: income before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. The Trust intends to comply with this new definition and has consequently restated funds from operations for prior periods. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted to provide a consistent measure of operating performance in the industry.

          The reconciliation of net income to funds from operations for the three months ended March 31 is as follows:

                                             1995             1994
                                                 (in thousands)
     Net income                             $6,623            $4,083
     Plus: depreciation and amortization
            of real estate assets            7,392             6,137
           amortization of initial direct
            costs of leases                    609               588
                                            --------         -------
     Funds from operations                 $14,624           $10,808
                                           ========          =======

              Funds from operations increased 35% to $14.6 million in the first quarter of 1995 from $10.8 million in the first quarter of 1994.

              Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 9% from $31.5 million in the first quarter of 1994 to $34.4 million in the first quarter of 1995. If rental income is adjusted to remove the effect of properties purchased in 1994 and 1995, it increased 4%. Forty-five percent of the increase is from Congressional Plaza, which was renovated and retenanted in 1994. Ellisburg Circle, whose redevelopment was completed in 1994, contributed an additional 14% of the increase.

          Minimum rent increased 14% from $23.8 million in the first quarter of 1994 to $27.2 million in the first quarter of 1995. If properties purchased in 1994 and 1995 are excluded, minimum rent increased $2.0 million or 8.5%. A major component of this increase is contributions from recently renovated centers and from the retenanting of some anchor spaces. Cost recoveries have decreased from $6.1 million in the first quarter of 1994 to $5.7 million in the first quarter of 1995, primarily because of a decrease of $1.6 million in snow removal expense from 1994 to 1995.

          Other income which includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income, has increased from $1.3 million in 1994 to $1.5 million in 1995 due principally to a commission on telephone services.

              Rental expenses have decreased from $10.1 million in the first quarter of 1994 to $8.0 million in the first quarter of 1995, despite the acquisition of new properties in 1994 and 1995. The major decrease is in snow removal expense, but there was also a significant decrease in bad debt and related expenses. Real estate tax expense has increased because of the new properties and because of increased assessments at several centers.


              Interest expense has increased from $8.2 million during the first quarter of 1994 to $9.2 million during the comparable period of 1995. Interest expense on the $100 million of senior notes issued January 1995 exceeds the interest saved due to the redemption in April 1994 of most of the convertible subordinated debentures due 2002. The ratio of earnings to fixed charges was 1.69x in 1995 and 1.47x in 1994. The ratio of funds from operations to fixed charges was 2.53x in 1995 and 2.26x in 1994.

              Depreciation and amortization expense has increased because of the recent acquisitions and because of depreciation on tenant work and recent property improvements.

                      As a result of the foregoing items, primarily the increases in rental income and the decreases in rental expense, net income rose from $4.1 million in the first quarter of 1994 to $6.6 million in the first quarter of 1995.

     PART II - OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K
     (A) Exhibits
         (10) Exclusive Brokerage Agreement between Street Retail Inc.
     and Westport Advisors Corporation
         (27) Financial Data Schedule.................................Edgar
     filing only

     (B) Reports on Form 8-K
         A Form 8-K, dated March 31, 1995, was filed in response to Item 7.(c)




              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FEDERAL REALTY INVESTMENT TRUST
                                       -------------------------------
                                                          (Registrant)





     Date: May 9, 1995                 /s/ Steven J. Guttman
           -----------                 ----------------------------------
                                       Steven J. Guttman, President
                                       (Chief Executive Officer)




     Date: May 9, 1995                 /s/ Cecily A. Ward
           ------------                -----------------------------------
                                       Cecily A. Ward
                                       (Principal Accounting Officer)