Form 10-Q
period 1995-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 1995-08-11
CIK 34903

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      Form 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the Quarter Ended:  June 30, 1995
                         ------------------------------------
                             Commission File No. 1-7533
                              --------------------------

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


                                 (301) 652-3360
     (Registrant's telephone number, including area code)
                 ---------------------------------------------------

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes __X__.         No_____.

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                     Outstanding at August 4, 1995
     --------------------------------         -----------------------------

     Common Shares of Beneficial Interest             31,759,946



     This report, including exhibits, contains 22 pages.

                           FEDERAL REALTY INVESTMENT TRUST

                                   S.E.C. FORM 10-Q

                                    June 30, 1995


                                      I N D E X



     PART I.  FINANCIAL INFORMATION                                     PAGE NO.

              Accountants' Report                                              4
              Consolidated Balance Sheets                                      5
              June 30, 1995 (unaudited) and
              December 31, 1994 (audited)

              Consolidated Statements of Operations (unaudited)                6
              Six months ended June 30, 1995 and 1994

              Consolidated Statements of Operations (unaudited)
              Three months ended June 30, 1995 and 1994                        7

              Consolidated Statements                                          8
              of Shareholders' Equity (unaudited)
              Six months ended June 30, 1995 and 1994

              Consolidated Statements of Cash Flows (unaudited)                9
              Six months ended June 30, 1995 and 1994

              Notes to Financial Statements                                10-14

              Management's Discussion and Analysis of                      15-20
              Financial Condition and Results of Operations

     PART II.  OTHER INFORMATION                                              21

                           FEDERAL REALTY INVESTMENT TRUST

                                   S.E.C. FORM 10-Q

                                    June 30, 1995




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


                      The balance sheet as of December 31, 1994 was audited by
              Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 10, 1995. All other financial information presented is unaudited but has been reviewed as of June 30, 1995 and for each of the six months ended June 30, 1995 and 1994 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

     Accountants' Review Report
     --------------------------

     Trustees and Shareholders
     Federal Realty Investment Trust

     We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of June 30, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the six month periods ended June 30, 1995 and 1994 and the consolidated statements of operations for the three-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Trust's management.

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

                                                        Grant Thornton LLP

     Washington, D.C.
     August 8, 1995

     Federal Realty Investment Trust
     CONSOLIDATED BALANCE SHEETS
      (see accountants' review report)
                                                                  June 30, 1995
                                                                    --------                    December 31, 1994
                                                                   (unaudited)                      --------
                                ASSETS                                          (in thousands)
     Investments
       Real estate, at cost                                            $927,504                         $852,722
       Less accumulated depreciation and amortization                  (175,674)                        (160,636)
                                                                       ---------                        ---------
                                                                        751,830                          692,086
       Mortgage notes receivable                                         13,180                           13,178
                                                                       ---------                        ---------
                                                                        765,010                          705,264
     Other Assets
       Cash                                                               8,558                            3,995
       Investments                                                        3,504                            3,588
       Notes receivable - officers                                        2,925                            2,778
       Accounts receivable                                               12,305                           16,023
       Prepaid expenses and other assets, principally
         property taxes, insurance, and lease commissions                19,008                           19,158
       Debt issue costs (net of accumulated amortization
         of $3,554,000 and $3,206,000, respectively)                      3,822                            2,931
                                                                       ---------                        ---------
                                                                       $815,132                         $753,737
                                                                       =========                        =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
       Obligations under capital leases                                $132,391                         $132,924
       Mortgages payable                                                 79,783                          102,781
       Notes payable                                                     26,754                           61,883
       Accrued expenses                                                  16,519                           10,675
       Accounts payable                                                   6,142                            6,566
       Dividends payable                                                 12,527                           12,486
       Security deposits                                                  2,921                            2,687
       Prepaid rents                                                      1,012                            1,017
      Senior notes                                                      125,000                               -
      Convertible subordinated debentures                                75,289                           75,289
     Investors' interest in consolidated assets                           2,114                            2,274
     Commitments and contingencies                                          -                                 -

     Shareholders' equity
       Common shares of beneficial interest, no par
         or stated value, unlimited authorization,
         issued 31,773,932 and 31,669,434 shares,
         respectively                                                   499,104                          496,958
       Accumulated dividends in excess of Trust net income             (157,762)                        (144,553)
       Allowance for unrealized loss on marketable securities               (11)                             (53)
                                                                        --------                        ---------
                                                                        341,331                          352,352
     Less 60,200 common shares in treasury - at cost, deferred
       compensation and subscriptions receivable                         (6,651)                          (7,197)
                                                                       ---------                        ---------
                                                                        334,680                          345,155
                                                                       ---------                        ---------
                                                                       $815,132                         $753,737
                                                                       =========                        =========
     The accompanying notes are an integral part of these statements.

     Federal Realty Investment Trust

     CONSOLIDATED STATEMENTS OF OPERATIONS
     (see accountants' review report)
                      (unaudited)
                                                                            Six months ended June 30,
                                                                                1995          1994
                                                                                ----          ----
     (In thousands, except per share data)

     Revenue
       Rental income                                                             $68,647       $61,930
       Interest                                                                    1,893         2,037
       Other income                                                                3,376         2,519
                                                                                --------        -------
                                                                                  73,916        66,486
     Expenses
       Rental                                                                     16,219        17,936
       Real estate taxes                                                           6,985         5,620
       Interest                                                                   18,716        15,815
       Administrative                                                              2,817         3,184
       Depreciation and amortization                                              16,988        14,166
                                                                                --------       --------
                                                                                  61,725        56,721
                                                                                ---------      --------
     Operating income before investors' share
       of operations and loss on real estate to be sold                           12,191         9,765
       Investors' share of operations                                                170          (476)
                                                                                 --------      --------
     Income before loss on  real estate to be sold                                12,361         9,289


        Loss on real estate to be sold                                              (535)          -
                                                                                 --------      --------
     Net Income                                                                  $11,826        $9,289
                                                                                 ========      ========

     Weighted Average Number of Common Shares                                     31,691        29,760
                                                                                 ========      ========

     Earnings per share
       Income before loss on real estate to be sold                                $0.39         $0.31

       Loss on real estate to be sold                                              (0.02)          -
                                                                                  -------       -------
                                                                                   $0.37         $0.31
                                                                                 ========      ========

     The accompanying notes are an integral part of these statements.

     Federal Realty Investment Trust

     CONSOLIDATED STATEMENTS OF OPERATIONS
     (see accountants' review report)
                      (unaudited)
                                                                      Three months ended June 30,
                                                                           1995            1994
                                                                           ----            ----
     (In thousands, except per share data)

     Revenue
       Rental income                                                     $34,240         $30,449
       Interest                                                              887           1,168
       Other income                                                        1,862           1,177
                                                                          -------         -------
                                                                          36,989          32,794

     Expenses
       Rental                                                              8,264           7,824
       Real estate taxes                                                   3,588           2,761
       Interest                                                            9,559           7,637
       Administrative                                                      1,390           1,803
       Depreciation and amortization                                       8,619           7,269
                                                                          -------         -------
                                                                          31,420          27,294
                                                                           ------         -------
     Operating income before investors' share
       of operations and loss on real estate to be sold                    5,569           5,500

       Investors' share of operations                                        169            (294)
                                                                          -------         -------

     Income before loss on real estate to be sold                          5,738           5,206

       Loss on real estate to be sold                                       (535)            -
                                                                          -------         -------
     Net Income                                                           $5,203          $5,206
                                                                          =======         =======

     Weighted Average Number of Common Shares                             31,723          31,351
                                                                          =======         =======


     Earnings per share
       Income before loss on real estate to be sold                        $0.18           $0.17
       Loss on real estate to be sold                                      (0.02)            -
                                                                          -------         -------
                                                                           $0.16           $0.17
                                                                          =======         =======

     The accompanying notes are an integral part of these statements.

     Federal Realty Investment Trust

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     (see accountants' review report)
                             (unaudited)
                                                                     Six months ended June 30,
                                                                   1995                      1994
                                                                   ----      ---------       ----       -------
     (In thousands, except per share amounts)                     Shares       Amount       Shares      Amount

     Common Shares of Beneficial Interest
       Balance, beginning of period                             31,669,434      $496,958  28,077,999    $408,005
       Exercise of stock options                                     7,744           122      18,716         406
       Shares issued under dividend reinvestment plan               96,754         2,024      73,520       1,864
       Conversion of 5 1/4% subordinated debentures, net                                       1,729          64
       Shares purchased under share purchase plan                      -             -        40,000       1,000
       Net proceeds of public offering and private placement                               3,340,000      82,963
                                                                ----------     ---------   ---------      ------
       Balance, end of period                                   31,773,932      $499,104  31,551,964    $494,302
                                                                ===========     ========  ==========    ========

     Common Shares of Beneficial Interest
         in Treasury, Deferred Compensation and
         Subscriptions Receivable
       Balance, beginning of period                               (434,700)      ($7,197)   (422,575)    ($6,619)
       Amortization of deferred compensation                        32,875           546      27,875         422
       Subscription of shares under share purchase plan                -             -      (40,000)      (1,000)
                                                                  ---------      --------   ---------    --------
       Balance, end of period                                     (401,825)      ($6,651)   (434,700)    ($7,197)
                                                                  =========      ========   =========    ========

     Allowance for Unrealized Loss on Marketable Securities
       Balance, beginning of period                                                 ($53)                  ($364)
       Unrealized (loss ) recovery                                                    42                    (122)
                                                                                    ----                    -----

       Balance, end of period                                                       ($11)                  ($486)
                                                                                    ====                   ======

     Accumulated Dividends in Excess of Trust Net Income
       Balance, beginning of period                                            ($144,553)              ($116,823)
       Net income                                                                 11,826                   9,289
       Dividends declared to shareholders                                        (25,035)                (23,244)
                                                                               ----------              ----------
       Balance, end of period                                                  ($157,762)              ($130,778)
                                                                               ==========              ==========

     The accompanying notes are an integral part of these statements.

     Federal Realty Investment Trust

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (see accountants' review report)
                      (audited)
                                                                            Six months ended June 30,
     (In thousands)                                                        1995             1994
                                                                      -------------    --------------
     OPERATING ACTIVITIES
       Net income                                                             $11,826         $9,289
       Adjustments to reconcile net income to net cash
         provided by operations
          Depreciation and amortization                                        16,988         14,166
          Rent abatements in lieu of leasehold improvements,
           net of tenant improvements retired                                    (918)          (122)
          Imputed interest and amortization of debt cost                          356            297
          Amortization of deferred compensation and
           forgiveness of officers' notes                                         265            300
         Loss on real estate to be sold                                           535
       Changes in assets and liabilities
          Decrease  in accounts receivable                                      3,718            400
          Increase in prepaid expenses and other
           assets before depreciation and amortization                         (1,569)          (631)
          (Decrease) increase in operating accounts payable,
           security deposits and prepaid rent                                   1,108           (822)
          Increase (decrease) in accrued expenses, net of the premium
           put on the 5 1/4% convertible subordinated debentures                6,179         (2,014)
                                                                                -----         -------
       Net cash provided by operating activities                               38,488         20,863

     INVESTING ACTIVITIES
       Acquisition of real estate                                             (56,759)       (26,334)
       Capital expenditures                                                   (17,820)       (17,132)
       Net increase in notes receivable                                          (168)        (4,566)
       Net decrease  in temporary investments                                     142            190
                                                                              -------         -------
       Net cash used in investing activities                                  (74,605)       (47,842)
     FINANCING ACTIVITIES
       Regular payments on mortgages, capital leases, and
         notes payable                                                         (1,087)        (1,018)
      (Balloon payments) issuance  of mortgages and notes payable             (23,601)        22,500
       Net change in lines of credit                                          (35,380)        (6,913)
       Issuance  of senior notes, net of costs                                123,761            -
       Redemption of  5 1/4% convertible subordinated
         debentures including premium put                                        -           (47,790)
       Dividends paid                                                         (23,625)       (20,574)
       Issuance of shares of beneficial interest                                  772         83,577
       Increase  in minority interest                                            (160)            24
                                                                              --------       -------
       Net cash  provided by  (used in) financing activities                   40,680         29,806
                                                                              --------       -------
     Increase (decrease) in cash                                                4,563          2,827
     Cash at beginning of period                                                3,995          9,635
                                                                               ------         ------
     Cash at end of period                                                     $8,558        $12,462
                                                                               ======        =======
     The accompanying notes are an integral part of these statements.

                           Federal Realty Investment Trust

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1995
                           (see accountants' review report)
                                     (unaudited)


     NOTE A - ACCOUNTING POLICIES AND OTHER DATA

              Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1994 which contain the Trust's accounting policies and other data.

     NOTE B - DIVIDENDS PAYABLE

              On May 11, 1995 the Trustees declared a cash dividend of $.395 per share, payable July 14, 1995 to shareholders of record June 27, 1995.

     NOTE C - REAL ESTATE

              On February 16, 1995 the Trust purchased a 6,800 square foot retail building in Greenwich, Connecticut for $2.0 million in cash. On April 5, 1995 the Trust purchased a 125,800 square foot portfolio of seven retail buildings in the West Hartford, Connecticut area for $15.3 million in cash. On April 12, 1995 the Trust purchased a 35,500 square foot retail building in Greenwich, Connecticut for cash of $12.9 million. On June 15, 1995 the Trust purchased a 10,000 square foot retail building in Westport, Connecticut for $5.7 million in cash. In connection with these purchases, brokerage commissions of $548,000 were incurred to a company that is fifty percent owned by a brother of the Trust's president. These commissions were paid pursuant to a brokerage contract on terms comparable to terms contained in contracts which the Trust has with brokers providing similar services in other geographic areas.

          On April 27, 1995 the Trust purchased the 302,000 square foot Finley Square Shopping Center in Downers Grove, Illinois for cash of $18.8 million. On June 12, 1995 the Trust purchased a 12,400 square foot building contiguous to its Bethesda Row property for $2.0 million in cash.

              During the second quarter of 1995, the Trust recognized a $535,000 impairment in the value of North City Plaza in New Castle, Pennsylvania, thereby valuing the center at its fair value less estimated costs to sell, pending its disposal. On August 1, 1995 the center was sold for $1.8 million.

     NOTE D - Senior Notes

              On January 19, 1995 the Trust issued $100.0 million of 8 7/8% Notes, due January 15, 2000. The notes, which were issued at a price of 99.815%, pay interest semiannually on January 15 and July 15 and are not redeemable prior to maturity. After deducting the underwriting discount and other costs, the Trust netted approximately $98.9 million.

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

          In January 1995 the Trust executed a five year interest rate swap on $25.0 million, whereby the Trust swapped fixed interest payment obligations of 8.136% for a floating rate interest payment of three month LIBOR. The floating rate during the first quarter of 1995 was 6.1875%. In May 1995 the swap was terminated and the Trust sold the swap for $1.5 million, which is being amortized as a deduction to interest expense over the remaining term.

          On April 21, 1995 the Trust issued $25 million of senior notes. The notes, which are due April 21, 2002 and bear interest at 8%, payable semiannually, were issued at a price of 99.683%. The proceeds of $24.9 million were used to repay amounts which had been borrowed on the revolving credit facilities during April 1995 to fund acquisitions and property renovations.

     NOTE E - MORTGAGES PAYABLE

              In January, 1995 the Trust repaid the $22.5 million mortgage on Northeast Plaza in Atlanta, Georgia with proceeds from the senior note offering.

     NOTE F - NOTES PAYABLE

              The Trust has $130 million of unsecured medium term revolving credit facilities with four banks. The facilities, which bear interest at LIBOR plus 85 to 100 basis points, require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. The maximum drawn under these facilities during the first six months of 1995 was $66.8 million which was repaid in January from the proceeds of the senior notes issuance. The weighted average interest rate on borrowings for the six months ended June 30, 1995 was 7.1%. At June 30, 1995 there was $19.4 million drawn under these facilities.

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

     NOTE H - SHAREHOLDERS' EQUITY

          During the first six months of 1995, 7,744 shares were issued at prices ranging from $15.00 per share to $20.50 per share as the result of the exercise of stock options. The Trust accepted a note from one of its officers of $5,002 in connection with the issuance of certain of these shares.

              On February 15, 1995, 719,000 stock options at $20.75 per share were granted to employees of the Trust. On May 10, 1995, the eight trustees of the Trust other than the president were each awarded options to purchase 2,500 shares at $22 per share.

     NOTE I - INTEREST EXPENSE

              The Trust incurred interest expense totaling $19.1 million during the first six months of 1995 and $15.9 million during the first six months of 1994, of which $390,000 and $76,000, respectively, were capitalized. Interest paid was $13.0 million in the first six months of 1995 and $24.8 million in the first six months of 1994.

     NOTE J - COMMITMENTS AND CONTINGENCIES

              The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust is protesting this assessment since the Trust believes that it is entitled to the deduction. At this time, the outcome of this matter is unknown; however in a case involving another real estate investment trust, the New Jersey tax court ruled that the dividends paid deduction was allowable and this decision was upheld by the Appellate Court.

              Included in the Trust's investments is $2.9 million of Olympia & York Senior First Mortgage Notes. The Olympia & York notes were written down in 1992 to management's best estimate of their net realizable value.

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

              In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible to estimate the range of remediation costs, if any.

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

              At June 30, 1995 in connection with certain redevelopment projects and tenant fitouts, the Trust is contractually obligated on contracts of approximately $4.7 million. At June 30, 1995 the Trust is also contractually obligated under leases with tenants to provide approximately $8.5 million for improvements.

     NOTE K - COMPONENTS OF RENTAL INCOME

              The components of rental income for the six months ended June 30 are as follows:

                               1995             1994
                                   (in thousands)
     Retail Properties
         Minimum rent          $53,847          $47,173
         Cost reimbursements    10,946          10,944
         Percentage rents        2,630           2,649
     Apartments                  1,224           1,164
                               -------          -------
                               $68,647          $61,930
                               =======          =======

                           FEDERAL REALTY INVESTMENT TRUST
                                      FORM 10-Q
                                    JUNE 31, 1995

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

          During the first six months of 1995 the Trust purchased $35.9 million of street retail properties, i.e. retail buildings in densely developed
     urban and suburban areas.   In addition, during April 1995 the Trust
     purchased the 302,000 square foot Finley Square Shopping Center in Downers Grove, Illinois for $18.8 million. In June 1995 the Trust purchased a newly constructed 12,400 square foot building, contiguous to its Bethesda Row property, for $2.0 million in cash. During the first six months of 1995 the Trust spent $17.8 million on tenant work and improvements to its properties; these improvements included: (1) $2.4 million on Congressional Plaza whose redevelopment is in the final phases; (2) $1.7 million to buy out a below market lease at Queen Anne Plaza; (3) $3.6 million on Gaithersburg Square which is currently being expanded, redeveloped and retenanted; and (4) $1.4 million on the renovation of Brick Plaza.

              On January 19, 1995 the Trust issued $100.0 million of 8 7/8% Notes, due January 15, 2000, netting proceeds of approximately $98.9 million. The proceeds from this issuance were used to repay a $22.5 million mortgage, to repay $66.8 million which was outstanding on its revolving credit facilities and to partially fund the first quarter property acquisitions and improvements.

              On April 21, 1995 the Trust issued $25 million of senior notes due 2002, the proceeds of which were used to repay amounts which had been borrowed on the revolving credit facilities during April to fund acquisitions and property renovations.

              The Trust has available $130.0 million of unsecured medium-term revolving credit facilities with four banks. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. At June 30, 1995 there was $19.4 million drawn under these facilities. The maximum amount borrowed under these facilities during the first six months of 1995 was $66.8 million. Amounts advanced under these facilities bear interest at LIBOR plus 85 - 100 basis points; the weighted average interest rate on borrowings during the first six months of 1995 was 7.1%.

              The Trust is committed under leases for approximately $8.5 million in tenant work. In addition the Trust has budgeted approximately $25 million for the remainder of 1995 for improvements to its properties, including the renovations of Brick Plaza, Gaithersburg Square and the completion of the renovation of Congressional Plaza. Furthermore, the Trust is actively seeking to acquire shopping centers in its core major metropolitan markets and to acquire retail buildings in densely developed urban and suburban areas. The Trust is also continuing to study site acquisitions in its core markets to permit the Trust to develop shopping centers. These expenditures will be funded with the revolving credit facilities pending their permanent financing with either equity or debt.

              On August 1, 1995 the Trust sold North City Plaza in New Castle, Pennsylvania for $1.8 million. The Trust recorded a loss of $535,000 during the second quarter to adjust the carrying value of North City to its fair value or sales price less costs to sell.

              The Trust believes that the amounts available under its revolving credit facilities provide it with the liquidity needed for its short term renovation and acquisition plans. The Trust believes that the unencumbered value of its properties and its access to the capital markets, as demonstrated by its past success in raising capital, give it the ability to raise the capital, both debt and equity, needed to funds its long term capital and debt repayment needs.

     CONTINGENCIES

              The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust is protesting this assessment since the Trust believes that it is entitled to the deduction. At this time, the outcome of this matter is unknown; however in a case involving another real estate investment trust, the New Jersey tax court ruled that the dividends paid deduction was allowable and this decision was upheld by the Appellate Court.

              Included in the Trust's investments is $2.9 million of Olympia & York Senior First Mortgage Notes. The Olympia & York notes were written down during 1992 to management's best estimate of their net realizable value. Interest income on these notes is not being recorded as revenue, but is being treated as a reduction of principal.

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

              In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust had also previously identified chorlinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible to estimate the range of remediation costs, if any.

              The Trust reserved $2.25 million at closing in 1993 for environmental issues principally associated with Gaithersburg Square Shopping Center. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust against certain third party claims and government requirements related to contamination at adjacent properties.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995 AND 1994

              The Trust has historically reported its funds from operations in addition to its net income. Funds from operations is a supplemental measure of real estate companies' operating performance which excludes historical cost depreciation, since real estate values have historically risen and fallen with market conditions rather than over time. Funds from operations was defined as income before depreciation and amortization and extraordinary items less gains on sale of real estate. The National Association of Real Estate Investment Trusts ("NAREIT") has recently issued a white paper, which has amended the definition as follows: income before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. The Trust intends to comply with this new definition and has consequently restated funds from operations for prior periods. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted to provide a consistent measure of operating performance in the industry.

              The reconciliation of net income to funds from operations for the six months ended June 30 is as follows:

                                                1995             1994
                                                     (in thousands)
     Net income                                 $11,826          $ 9,289
     Plus:  depreciation and amortization
              of real estate assets              15,028           12,622
            amortization of initial direct
              costs of leases                     1,218            1,185
            loss on sale and nonrecurring
              items                                 535             --
                                                -------          -------

     Funds from operations                      $28,607          $23,096
                                                =======          =======

              Funds from operations increased 24% to $28.6 million in the first six months of 1995 from $23.1 million in the first six months of 1994.

              Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 11% from $61.9 million in the first six months of 1994 to $68.6 million in the first six months of 1995. If rental income is adjusted to remove the effect of properties purchased in 1994 and 1995, it increased 5%. Forty percent of the increase is from Congressional Plaza, which was renovated and retenanted in 1994. Ellisburg Circle, whose redevelopment was completed in 1994, contributed an additional 14% of the increase.

              Minimum rent increased 14% from $48.3 million in the first six months of 1994 to $55.1 million in the first six months of 1995. If properties purchased in 1994 and 1995 are excluded, minimum rent increased $3.6 million or 7.5%. A major component of this increase is contributions from recently renovated centers and from the retenanting of some anchor spaces. Cost recoveries, if adjusted to remove the effect of 1995 and 1994 acquisitions, are down slightly, primarily due to the decrease in snow removal expense in 1995 as compared to 1994.

              Other income which includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income, has increased from $2.5 million in 1994 to $3.4 million in 1995 due principally to a commission on telephone services and to lease termination fees.

              Rental expenses have decreased from $17.9 million in the first six months of 1994 to $16.2 million in the first six months of 1995, despite the acquisition of new properties in 1994 and 1995. The major decrease is in snow removal expense, but there was also a significant decrease in bad debt and related expenses. Real estate tax expense has increased because of the new properties and because of increased assessments at several centers.

              Interest expense has increased from $15.8 million during the first six months of 1994 to $18.7 million during the comparable period of 1995. Interest expense on the senior notes issued January and April 1995 exceeds the interest saved due to the redemption in April 1994 of most of the convertible subordinated debentures due 2002. The ratio of earnings to fixed charges was 1.61x in 1995 and 1.56x in 1994. The ratio of funds from operations to fixed charges was 2.43x in 1995 and 2.41x in 1994.

              Depreciation and amortization expense has increased because of the recent acquisitions and because of depreciation on tenant work and recent property improvements.

              During the second quarter of 1995 the Trust recorded a $535,000 loss, resulting from the write down of North City Plaza to its fair value less costs to sell, since it was being prepared for sale.

              As a result of the foregoing items, primarily the increases in minimum rent and other income and the decreases in rental expense, net income rose from $9.3 million in the first six months of 1994 to $11.8 million in the first six months of 1995.

     RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995 AND 1994

              Funds from operations for the quarter ended June 30, 1995 increased 14% to $14.0 million as compared to $12.3 million in the second quarter of 1994.

              Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 12% from $30.4 million in the second quarter of 1994 to $34.2 million in the second quarter of 1995. If rental income is adjusted to remove the effect of properties purchased in 1994 and 1995, it increased 5%. Thirty-six percent of this increase is from Congressional Plaza, which was renovated and retenanted in 1994.
     Ellisburg Circle, whose redevelopment was completed in 1994, contributed an additional 14% of the increase.

     Minimum rent increased 14% from $24.5 million in the second quarter of 1994 to $27.9 million in the second quarter of 1995. If properties purchased in 1994 and 1995 are excluded, minimum rent increased 6.5%. A major component of this increase is contributions from recently renovated centers and from the retenanting of some spaces. Cost recoveries in the second quarter of 1995 have increased over the second quarter 1994 recoveries due to the 1994 and 1995 property acquisitions.

              Other income has increased from $1.2 million in the second quarter of 1994 to $1.9 million in the second quarter of 1995. The largest component of the increase was due to lease termination fees.

              Rental expenses have increased from the second quarter of 1994 to the second quarter of 1995 because of the 1994 and 1995 acquisitions.
     Real estate tax expense has increased because of the new acquisitions and because of increased assessments at several centers.

              Interest expense has increased from $7.6 million in the second quarter of 1994 to $9.6 million during the comparable period of 1995, due to interest on the $125 million of senior notes issued in 1995.

              General and administrative expenses are down in the second quarter of 1995 as compared to the same quarter of 1994, primarily because of a decrease in costs related to unsuccessful acquisitions.

              Depreciation and amortization expense has increased from the second quarter of 1994 to the second quarter of 1995 because of the recent acquisitions and because of depreciation on tenant work and recent property improvements.

              During the second quarter of 1995 the Trust recorded a $535,000 loss, resulting from the write down of North City Plaza to its fair value less costs to sell, since it was being prepared for sale.

              Net income for the second quarter of 1995 was $5.2 million, the same as the second quarter of 1994, as a result of the foregoing items.

     PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Shareholders

              At the 1995 Annual Meeting of Shareholders on May 10, 1995, the Shareholders elected three Trustees to serve for the ensuing three years. Holders of 25.4 million shares voted for each of the three Trustees and holders of approximately 209,000 shares voted against each of the three Trustees.

     A.  Exhibits
           (27) Financial Data Schedule....................Edgar filing only

     B.  Reports on Form 8-K
         A Form 8-K, dated May 25, 1995, was filed in response to Item 7.(c).


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      FEDERAL REALTY INVESTMENT TRUST
                      -------------------------------
                                     (Registrant)



     Date:  August 11, 1995    Steven J. Guttman
            --------------     ------------------
                               Steven J. Guttman, President
                               (Chief Executive Officer)


     Date:  August 11, 1995    Cecily A. Ward
            --------------     ------------------------------
                               Cecily A. Ward
                               (Principal Accounting Officer)