Form 10-K405/A
period 1994-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 1995-09-27
CIK 34903

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                  FORM 10-K/A

      For Fiscal Year Ended: December 31, 1994 Commission File No. 1-7533
      -------------------------------------------------------------------

                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)

             District of Columbia                             52-0782497
- --------------------------------------------------------------------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

            4800 Hampden Lane, Suite 500, Bethesda, Maryland 20814
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (301) 652-3360
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12 (b) of the Act:

                                                Name of Each Exchange
Title of Each Class                             on Which Registered
- -------------------                             ---------------------
Common Shares of Beneficial Interest            New York Stock Exchange
Common Stock Purchase Rights                    New York Stock Exchange
Preferred Shares of Beneficial Interest*
8 7/8% Senior Notes
Subordinated Debt Securities*

* None issued, registered pursuant to a shelf registration

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ----

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock.

Class                                           Outstanding at March 9, 1995
- -----                                           ----------------------------
Comon Shares of Beneficial Interest                       31,660,481

                                   Part III
                                   --------

Item 11. Executive Compensation
         ----------------------

        The sections entitled "Summary Compensation Table", "Employment Agreement", "Aggregated Option Exercises in 1994 and December 31, 1994 Option Values", "Retirement and Disability Plans" and "Compensation Committee Interlocks and Insider Participation" appearing in the 1995 Proxy Statement are incorporated herein by reference thereto.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                                FEDERAL REALTY INVESTMENT TRUST

Date: 9/27/95                                   By: /s/ Cecily A. Ward
                                                    ---------------------------
                                                    Cecily A. Ward
                                                    Vice President, Controller