Form 10-Q
period 1995-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 1995-11-13
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended:  September 30, 1995
                  ------------------------------------------
                          Commission File No. 1-7533
                          --------------------------


                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)


            District of Columbia                        52-0782497
--------------------------------------------------------------------------------
           (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)            Identification No.)


           4800 Hampden Lane, Suite 500, Bethesda, Maryland  20814
           --------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)


                                (301) 652-3360
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X  .         No_____.
         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                     Outstanding at November 2, 1995
------------------------------------------------------------------------------
 Shares of Beneficial Interest                   32,147,763

This report, including exhibits, contains 33 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                              September 30, 1995


                                   I N D E X



PART I.   FINANCIAL INFORMATION                             PAGE NO.
          Accountants' Report                                   4

          Consolidated Balance Sheets
          September 30, 1995 (unaudited) and
          December 31, 1994 (audited)                           5

          Consolidated Statements of Operations (unaudited)
          Nine months ended September 30, 1995 and 1994         6

          Consolidated Statements of Operations (unaudited)
          Three months ended September 30, 1995 and 1994        7


          Consolidated Statements
          of Shareholders' Equity (unaudited)
          Nine months ended September 30, 1995 and 1994         8

          Consolidated Statements of Cash Flows (unaudited)
          Nine months ended September 30, 1995 and 1994         9

          Notes to Financial Statements                     10-15

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations     16-22

PART II.  OTHER INFORMATION                                    23

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                              September 30, 1995



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


               The balance sheet as of December 31, 1994 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 10, 1995. All other financial information presented is unaudited but has been reviewed as of September 30, 1995 and for each of the nine month periods ended September 30, 1995 and 1994 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
--------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of September 30, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the nine month periods ended September 30, 1995 and 1994 and the consolidated statements of operations for the three-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Trust's management.

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

                                    Grant Thornton LLP

Washington, D.C.
November 7, 1995

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS
(see accountants' review report)


                                                      September 30,    December 31,
                                                          1995             1994
                                                      -------------    ------------
                                                       (unaudited)
                       ASSETS                                  (in thousands)
Investments
  Real estate, at cost                                   $962,473          $852,722
  Less accumulated depreciation and amortization         (182,737)         (160,636)
                                                         ---------         ---------
                                                          779,736           692,086
  Mortgage notes receivable                                13,181            13,178
                                                         ---------         ---------
                                                          792,917           705,264
Other Assets
  Cash                                                      3,431             3,995
  Investments                                               3,744             3,588
  Notes receivable - officers                               1,023               845
  Accounts receivable                                      13,317            16,023
  Prepaid expenses and other assets,
   principally
   property taxes, insurance, and lease
    commissions                                            24,635            19,158
  Debt issue costs (net of accumulated
   amortization
   of $3,736,000 and $3,206,000,
    respectively)                                           3,640             2,931
                                                         ---------         ---------
                                                         $842,707          $751,804
                                                         =========         =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                       $132,114          $132,924
  Mortgages payable                                        90,797           102,781
  Notes payable                                            45,799            61,883
  Accrued expenses                                         15,814            10,675
  Accounts payable                                          5,393             6,566
  Dividends payable                                        13,166            12,486
  Security deposits                                         2,999             2,687
  Prepaid rents                                               914             1,017
 Senior notes                                             125,000             -
 Convertible subordinated debentures                       75,289            75,289
Investors' interest in consolidated assets                  1,187             2,274
Commitments and contingencies                               -                 -

Shareholders' equity
  Common shares of beneficial interest, no
   par
   or stated value, unlimited authorization,
   issued 32,174,790 and 31,669,434 shares,
   respectively                                           507,815           496,958
  Accumulated dividends in excess of Trust
   net income                                            (165,010)         (144,553)
  Allowance for unrealized loss on
   marketable securities                                     -                  (53)
                                                         ---------         ---------
                                                          342,805           352,352

Less 61,328 and 60,200 common shares,
 respectively, in treasury - at
  cost,  and subscriptions receivable                      (8,570)           (9,130)
                                                         ---------         ---------
                                                          334,235           343,222
                                                         ---------         ---------
                                                         $842,707          $751,804
                                                         =========         =========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                           (unaudited)

                                              Nine Months ended September 30,
                                                    1995            1994
                                              ---------------  --------------
(In thousands, except per share data)

Revenue
  Rental income                                    $104,557      $94,168
  Interest                                            3,049        3,046
  Other income                                        5,283        4,068
                                                   ---------    ---------
                                                    112,889      101,282



Expenses
  Rental                                             25,059       27,183
  Real estate taxes                                  10,704        8,874
  Interest                                           28,814       23,533
  Administrative                                      4,483        4,448
  Other charges                                                      758
  Depreciation and amortization                      25,815       21,736
                                                   ---------    ---------
                                                     94,875       86,532
                                                   ---------    ---------
Operating income before investors' share
  of operations and loss on sale of real estate      18,014       14,750

  Investors' share of operations                        275         (495)
                                                   ---------    ---------

Income before loss on sale of real estate            18,289       14,255



   Loss on sale of real estate                         (545)       -
                                                   ---------    ---------
Net Income                                          $17,744      $14,255
                                                   =========    =========

Weighted Average Number of Common Shares             31,744       30,368
                                                   =========    =========

Earnings per share
  Income before loss on sale of real estate           $0.58        $0.47

  Loss on sale of real estate                         (0.02)
                                                   ---------    ---------
                                                      $0.56        $0.47
                                                   =========    =========


The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                           (unaudited)

                                                                                      Three months ended September 30,
                                                                                         1995                 199
                                                                                      ----------           -----------
(In thousands, except per share data)

Revenue
 Rental income                                                                           $35,910              $32,238
 Interest                                                                                  1,156                1,009
 Other income                                                                              1,907                1,549
                                                                                        ---------            --------
                                                                                          38,973               34,796


Expenses
 Rental                                                                                    8,840                 9,247
 Real estate taxes                                                                         3,719                 3,254
 Interest                                                                                 10,098                 7,718
 Administrative                                                                            1,666                 1,264
 Other charges                                                                                                     758
 Depreciation and amortization                                                             8,827                 7,570
                                                                                         ---------            --------
                                                                                          33,150                29,811
                                                                                         ---------            --------
Operating income before investors' share
 of operations and loss on sale of real estate                                             5,823                 4,985

 Investors' share of operations                                                              105                   (19)
                                                                                         ---------            --------

Income before loss on sale of real estate                                                  5,928                 4,966



 Loss on sale of real estate                                                                 (10)                 -
                                                                                         ---------            --------
Net Income                                                                                $5,918                $4,966
                                                                                         =========            ========

Weighted Average Number of Common Shares                                                  31,850               $31,563
                                                                                         =========            ========

Earnings per share
 Income before loss on sale of real estate                                                 $0.19                 $0.16
 Loss on sale of real estate                                                               (0.00)                 -
                                                                                         ---------            --------
                                                                                           $0.19                 $0.16
                                                                                         =========            ========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
                             (unaudited)


                                                                       Nine months ended September 30,
                                                                      1995                         1994
                                                                    ---------   ----------      ---------      --------
(In thousands, except per share amounts)                            Shares        Amount         Shares        Amount

Common Shares of Beneficial Interest

 Balance, beginning of period                                       31,669,434     $496,958      28,077,999     $408,005
 Exercise of stock options                                              19,244          359          45,740        1,009
 Shares issued under dividend reinvestment
  plan                                                                 148,585        3,157         113,143        2,873
 Conversion of 5 1/4% subordinated
  debentures, net                                                                                     1,729           64
 Shares purchased under share
  purchase plan                                                         -               -            40,000        1,000
 Shares issued to purchase
  shopping center                                                      337,527        7,341
 Net proceeds of public offering and
  private placement                                                                               3,340,000       82,963
                                                                    ----------     --------      ----------     --------
 Balance, end of period                                             32,174,790     $507,815      31,618,611     $495,914
                                                                    ==========     ========      ==========     ========


Common Shares of Beneficial Interest in Treasury - at
   cost and Subscriptions Receivable
 Balance, beginning of period                                         (539,188)     ($9,130)       (496,499)     ($7,759)
 Decrease in subscriptions receivable                                   34,250          568          27,875          422
 Net decrease (increase) in stock
  option loans                                                           5,682           17         (30,768)        (796)
  Purchase of treasury shares                                           (1,128)         (25)
 Subscription of shares under share purchase plan                          -           -            (40,000)      (1,000)
                                                                       --------     --------       ---------     --------
 Balance, end of period                                               (500,384)     ($8,570)       (539,392)     ($9,133)
                                                                       ========     ========       =========     ========

Allowance for Unrealized Loss on Marketable Securities
 Balance, beginning of period                                                          ($53)                       ($364)
 Unrealized (loss ) recovery                                                             53                          (98)
                                                                                       -----                       ------
 Balance, end of period                                                                  $0                        ($462)
                                                                                       =====                       ======

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                                    ($144,553)                   ($116,823)
  Net income                                                                         17,744                       14,255
  Dividends declared to shareholders                                                (38,201)                     (35,710)
                                                                                  ----------                   ----------
  Balance, end of period                                                          ($165,010)                   ($138,278)
                                                                                  ==========                   ==========





The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
      (unaudited)


                                                                 Nine months ended September 30,
(In thousands)                                                          1995           1994
                                                                 ----------------  -------------
OPERATING ACTIVITIES
  Net income                                                             $17,744      $14,255
  Adjustments to reconcile net income to net cash
   provided by operations
    Depreciation and amortization                                         25,815       21,736
    Rent abatements in lieu of leasehold improvements,
     net of tenant improvements retired                                   (1,098)        (394)
    Imputed interest and amortization of debt cost                           543          418
    Amortization of deferred compensation and
     forgiveness of officers' notes                                          399          460
    Payment of trustees' fees in shares of beneficial interest               136          132
    Unrealized gain on marketable securities                                 (46)
    Write off of mortgage note receivable and accrued interest                   -        758
   Loss on sale of real estate                                               545
  Changes in assets and liabilities
    Decrease  in accounts receivable                                       2,706          713
    Increase in prepaid expenses and other
     assets before depreciation and amortization                          (5,576)      (4,668)
    (Decrease) increase in operating accounts payable,
     security deposits and prepaid rent                                      812       (1,963)
    Increase (decrease) in accrued expenses,  net of  the premium
     put on the 5 1/4% convertible subordinated  debentures                5,369         (884)
                                                                         --------     --------
  Net cash provided by operating activities                               47,349       30,563

INVESTING ACTIVITIES
  Acquisition of real estate                                             (67,851)     (33,840)
  Capital expenditures                                                   (26,026)     (27,504)
  Proceeds from sale of real estate                                        1,782
  Net increase in notes receivable                                          (218)        (175)
  Net (increase) decrease  in temporary investments                          (56)         237
                                                                         --------     --------
  Net cash used in investing activities                                  (92,369)     (61,282)

FINANCING ACTIVITIES
  Regular payments on mortgages, capital leases, and
   notes payable                                                           1,665       (1,543)
  Balloon payments of mortgages and notes payable                        (23,601)
  Proceeds of mortgage financings, net of costs                                        22,500
  Net change in lines of credit                                          (18,825)       3,587
  Issuance  of senior notes, net of costs                                123,761            -
  Redemption of  5 1/4% convertible subordinated                                            -
   debentures including premium put                                          -        (47,790)
  Dividends paid                                                         (35,463)     (32,185)
  Issuance of shares of beneficial interest                                1,336       83,934
  Decrease  in minority interest                                          (1,087)        (105)
                                                                         --------     --------
  Net cash  provided by  financing activities                             44,456       28,398
                                                                         --------     --------

Decrease in cash                                                            (564)      (2,321)

Cash at beginning of period                                                3,995        9,635
                                                                         --------     --------
Cash at end of period                                                     $3,431       $7,314
                                                                         ========     ========

The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1995
                       (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1994 which contain the Trust's accounting policies and other data.

     Certain previously reported amounts for 1994 have been reclassified to assure comparability of all periods presented. See Note H.

NOTE B - DIVIDENDS PAYABLE

     On September 12, 1995 the Trustees declared a cash dividend of $.41 per share, payable October 13, 1995 to shareholders of record September 25, 1995.

NOTE C - REAL ESTATE

     During the period January 1, 1995 through September 30, 1995 the Trust purchased thirteen commercial buildings for cash ("main street retail properties") as follows: (1) a 6,800 square foot building in Greenwich, Connecticut for $2.0 million on February 16, 1995; (2) a 125,000 square foot group of seven buildings in West Hartford, Connecticut for $15.3 million on April 5, 1995; (3) a 35,500 square foot building in Greenwich, Connecticut on April 12, 1995 for $12.9 million; (4) a 10,000 square foot building in Westport, Connecticut for $5.7 million on June 15, 1995; (5) an 11,000 square foot building in Westfield, New Jersey for $2.2 million on August 16, 1995; (6) a 12,000 square foot building in Brookline, Massachusetts for $3.7 million on September 7, 1995 and (7) a 7,000 square foot building in Evanston, Illinois for $1.0 million on September 12, 1995. In connection with certain of these purchases, brokerage commissions of $548,000 were incurred to a company that is fifty percent owned by a brother of the Trust's president. These commissions were paid pursuant to a brokerage contract on terms comparable to terms contained in contracts which the Trust has with brokers providing similar services in other geographic areas.

     In addition the Trust has purchased two shopping centers and two properties abutting existing shopping centers. On April 27, 1995 the Trust purchased the 302,000 square foot Finley Square

Shopping Center in Downers Grove, Illinois for cash of $18.8 million. On September 22, 1995 the Trust acquired the 284,000 square foot Bristol Shopping Center in Bristol, Connecticut for $19.6 million, which was paid by assuming a mortgage of $11.3 million, by issuing 337,527 shares of common stock, valued at $7.3 million, and by cash for the balance. A commission of $142,500 was paid to the company which is 50% owned by a brother of the Trust's president in connection with the purchase of this shopping center. On June 12, 1995 the Trust purchased a 12,400 square foot building contiguous to its Bethesda Row property for $2.0 million in cash. On September 1, 1995 the Trust purchased a building abutting Flourtown Shopping Center for $3.1 million in cash.

     On August 1, 1995 the Trust sold the 111,000 square foot North City Shopping Center in New Castle, Pennsylvania for $1.8 million, resulting in a loss of $545,000.


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

     On April 21, 1995 the Trust issued $25.0 million of senior notes. The notes, which are due April 21, 2002 and bear interest at 8%, payable semiannually, were issued at a price of 99.683%. The proceeds of $24.9 million were used to repay amounts which had been borrowed on the revolving credit facilities during April 1995 to fund acquisitions and property renovations.

NOTE E - MORTGAGES PAYABLE

     In January, 1995 the Trust repaid the $22.5 million mortgage on Northeast Plaza in Atlanta, Georgia with proceeds from the senior note offering. On September 22, 1995 in connection with the purchase of the Bristol Shopping Center, the Trust assumed a $11.3 million mortgage. The mortgage, which bears interest at 9.65%, is payable in monthly installments of $106,446 with a balloon payment of $10.7 million due in August 1998.


NOTE F - NOTES PAYABLE

     The Trust has $130.0 million of unsecured medium term revolving credit facilities with four banks. The facilities, which bear interest at LIBOR plus 85 to 100 basis points, require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. The maximum drawn under these facilities during the first nine months of 1995 was $66.8 million. The weighted average interest rate on borrowings for the nine months ended September 30, 1995 was 7.0%. At September 30, 1995 there was $35.9 million drawn under these facilities.

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

     On September 12, 1995 in connection with a lease transaction at Barracks Road Shopping Center the Trust issued a $2.5 million non-interest bearing note which is due November 13, 1995.

NOTE G - SHAREHOLDERS' EQUITY

     During the first nine months of 1995, 19,244 shares were issued at prices ranging from $15.00 per share to $20.875 per share as the result of the exercise of stock options. The Trust accepted notes from certain of its employees of $36,000 in connection with the issuance of certain of these shares.

     In September 1995 the terms of loans issued to officers and employees of the Trust in connection with the exercise of stock options were modified. These loans, which previously had a five year term, may now have a term extending to the employee's or officer's retirement date. Consequently these loans are now being classified as a component of stockholder's equity rather than as an asset. The 1994 balances of notes receivable-officers and subscriptions receivable have been reclassified to allow comparability.

     On February 15, 1995, 719,000 stock options at $20.75 per share were granted to employees of the Trust. On May 10, 1995, the eight trustees of the Trust other than the president were each awarded options to purchase 2,500 shares at $22 per share.

     As stated in Note C, 337,527 shares valued at $7.3 million were issued in September 1995 as partial consideration for the purchase of Bristol Shopping Center.

NOTE H - INTEREST EXPENSE

     The Trust incurred interest expense totaling $29.5 million during the first nine months of 1995 and $23.7 million during the first nine months of 1994, of which $672,000 and $190,000, respectively, were capitalized. Interest paid was $23.8 million in the first nine months of 1995 and $31.3 million in the first nine months of 1994.

NOTE I - COMMITMENTS AND CONTINGENCIES

     The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust has protested this assessment since the Trust believes that it is entitled to the deduction. In a case involving another real estate investment trust, the New Jersey tax court ruled that the dividends paid deduction was allowable and this decision was upheld by the Appellate Court.

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

     On September 22, 1995 the Trust purchased the Bristol Shopping Center in Bristol, Connecticut. Pursuant to an agreement executed at closing, the Trust agreed to perform all remedial measures necessary to obtain a final letter of compliance from the Connecticut Commissioner of Environmental Protection with respect to certain identified soil and ground water contamination associated with a former dry cleaning operation. The seller established an escrow account at closing of $187,500 to cover such remedial measures and has indemnified the Trust in connection with the identified contamination.

     The Trust reserved $2.25 million at closing in 1993 for environmental issues principally associated with Gaithersburg Square Shopping Center.
Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust for certain third party claims and government requirements related to contamination at adjacent properties. During the third quarter of 1995 the reserve was reduced by $269,000 with a corresponding decrease in the basis of land at one shopping center since the environmental issue there was resolved.

     At September 30, 1995 in connection with certain redevelopment projects and tenant work, the Trust is contractually obligated on contracts of approximately $3.3 million. At September 30, 1995 the Trust is also contractually obligated under leases with tenants to provide approximately $10.6 million for improvements.

     Pursuant to the provisions of the respective partnership agreements, in the event of exercise of put options by the other partners, the Trust would be required to purchase the 99% limited partnership interest at Loehmann's Plaza at its then fair market value and a 22.5% interest at Congressional Plaza at its then fair market value.

NOTE K - COMPONENTS OF RENTAL INCOME

     The components of rental income for the nine months ended September 30 are as follows:

                                   1995                   1994
                                         (in thousands)
Retail Properties
   Minimum rents                 $81,644                 $72,043
   Cost reimbursements            17,813                  17,025
   Percentage rents                3,262                   3,328
Apartments                         1,838                   1,772
                                --------                 -------
                                $104,557                 $94,168
                                ========                 =======

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q
                              SEPTEMBER 30, 1995

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

     Net cash provided by operating activities increased from $30.6 million for the nine months ended September 30, 1994 to $47.3 million for the nine months ended September 30, 1995. The major sources of the increase were an increase of $3.5 million in net income in 1995 over 1994, an increase of $4.1 million in depreciation and amortization in 1995 over 1994, and a $10.1 million increase in cash provided by changes in operating assets and liabilities in 1995 over 1994. Dividends paid for the period in 1994 were $32.2 million versus 1995's $35.5 million.

     In 1995 net cash provided by operating activities of $47.3 million is comprised primarily of $17.8 million of net income increased by $25.8 million of depreciation and amortization and $3.3 million of cash provided by changes in operating assets and liabilities. In 1994 net cash provided by operating activities of $30.6 million was comprised primarily of $14.3 million of net income increased by $21.7 million of depreciation and amortization which was offset by $6.8 million use of cash for operating assets and liabilities.

     During the first nine months of 1995 the Trust purchased $42.9 million of street retail properties, i.e. retail buildings in densely developed urban and
suburban areas.   The Trust also purchased two shopping centers, the 302,000 square foot Finley Square Shopping Center in Downers Grove, Illinois for $18.8 million in April 1995 and the 250,000 square foot Bristol Shopping Center in Bristol, Connecticut for $19.6 million in September 1995. In addition, in June 1995 the Trust purchased a newly constructed 12,400 square foot building, contiguous to its Bethesda Row property for $2.0 million in cash and in September 1995 the Trust purchased a building abutting its Flourtown Shopping Center for $3.1 million. During the first nine months of 1995 the Trust spent $26.0 million on improvements to its properties and tenant work; these improvements included: (1) $2.8 million on Congressional Plaza which redevelopment is in the final phases; (2) $1.7 million to buy out a below market lease at Queen Anne Plaza; (3) $4.1 million on Gaithersburg Square which is currently being expanded, redeveloped and retenanted; and (4) $2.8 million on the renovation of Brick Plaza. These acquisitons and renovations were funded primarily by cash, the assumption of a $11.3 million mortgage on Bristol Shopping Center and the issuance of 337,527 shares of common stock valued at $7.3 million in connection with the purchase of Bristol.

     On January 19, 1995 the Trust issued $100.0 million of 8 7/8% Notes, due January 15, 2000, netting proceeds of approximately $98.9 million. The proceeds from this issuance were used to repay a $22.5 million mortgage, to repay $66.8 million which was outstanding on its revolving credit facilities and to partially fund the first quarter property acquisitions and improvements.

     On April 21, 1995 the Trust issued $25 million of senior notes due 2002, netting approximately $24.9 million, the proceeds of which were used to repay amounts which had been borrowed on the revolving credit facilities during April to fund acquisitions and property renovations.

     The Trust has available $130.0 million of unsecured medium-term revolving credit facilities with four banks. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long-term debt. At September 30, 1995 there was $35.9 million drawn under these facilities. The maximum amount borrowed under these facilities during the first nine months of 1995 was $66.8 million. Amounts advanced under these facilities bear interest at LIBOR plus 85
- 100 basis points; the weighted average interest rate on borrowings during the first nine months of 1995 was 7.0%.

     The Trust is committed under leases for approximately $10.6 million in building improvement and tenant work. In addition the Trust has budgeted approximately $24 million for the remainder of 1995 and early 1996 for improvements to its properties, including the completion of renovations of Congressional Plaza, Brick Plaza and Gaithersburg Square. Furthermore, the Trust is actively seeking to acquire shopping centers in its core major metropolitan markets and to acquire retail buildings in densely developed urban and suburban areas. The Trust is also continuing to study site acquisitions in its core markets to permit the Trust to develop shopping centers. These expenditures will be funded with the revolving credit facilities pending their permanent financing with either equity or debt.

     On August 1, 1995 the Trust sold North City Plaza in New Castle, Pennsylvania for $1.8 million, resulting in a loss on sale of $545,000.

     The Trust believes that the amounts available under its revolving credit facilities provide it with the liquidity needed for its short-term renovation and acquisition plans. The Trust believes that the unencumbered value of its properties and its access to the capital markets, as demonstrated by its past success in raising capital, give it the ability to raise the capital, both debt and equity, needed to fund its long-term capital and debt repayment needs.

CONTINGENCIES

     The State of New Jersey Division of Taxation has assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State has disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust has protested this assessment since the Trust believes that it is entitled to the deduction. In a case involving another real estate investment trust, the New Jersey tax court ruled that the dividends paid deduction was allowable and this decision was upheld by the Appellate Court.

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

     In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust is unable to determine what the range of remediation costs might be. The Trust had also previously identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible to estimate the range of remediation costs, if any.

     On September 22, 1995 the Trust purchased the Bristol Shopping Center in Bristol, Connecticut. Pursuant to an agreement executed at closing, the Trust agreed to perform all remedial measures necessary to obtain a final letter of compliance from the Connecticut Commissioner of Environmental Protection with respect to certain identified soil and ground water contamination associated with a former dry cleaning operation. The seller established an escrow account at closing of $187,500 to cover such remedial measures and has indemnified the Trust in connection with the identified contamination.

     The Trust reserved $2.25 million at closing in 1993 for environmental issues principally associated with Gaithersburg Square Shopping Center. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust against certain third party claims and government requirements related to contamination at adjacent properties. During the third quarter of 1995 the reserve was reduced by $269,000 with a corresponding reduction in the basis of land at one shopping center since the environmental issue there was resolved.

     Pursuant to the provisions of the respective partnership agreements, in the event of the exercise of put options by the other partners, the Trust would be required to purchase the 99% limited partnership interest at Loehmann's Plaza at its then fair market value and a 22.5% interest at Congressional Plaza at its then fair market value.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance which excludes historical cost depreciation, since real estate values have historically risen and fallen with market conditions rather than over time. Funds from operations was defined as income before depreciation and amortization and extraordinary items less gains on sale of real estate. The National Association of Real Estate Investment Trusts ("NAREIT") has recently issued a white paper, which has amended the definition as follows: income before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. The Trust is complying with this new definition and has consequently restated funds from operations for prior periods. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted to provide a consistent measure of operating performance in the industry.

     The reconciliation of net income to funds from operations for the nine months ended September 30 is as follows:

                                          1995     1994
                                          (in thousands)
Net income                               $17,744  $14,255
Plus:  depreciation and amortization
         of real estate assets            22,853   19,335
       amortization of initial direct
         costs of leases                   1,832    1,798
       loss on sale and nonrecurring
         items                               545      758
                                         -------  -------

Funds from operations                    $42,974  $36,146
                                         =======  =======

     Funds from operations increased 19% to $43.0 million in the first nine months of 1995 from $36.1 million in the first nine months of 1994.

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 11% from $94.2 million in the first nine months of 1994 to $104.6 million in the first nine months of 1995. If rental income is adjusted to remove the effect of properties purchased in 1994 and 1995, it increased 4%. Forty-four percent of the increase is from Congressional Plaza, which was renovated and retenanted in 1994. Ellisburg Circle, whose redevelopment was completed in 1994, contributed an additional 17% of the increase.

     Minimum rent increased 13% from $73.8 million in the first nine months of 1994 to $83.5 million in the first nine months of 1995. If properties purchased in 1994 and 1995 are excluded, minimum rent increased $4.6 million or 6.4%. A major component of this increase is contributions from recently renovated centers and from the retenanting of some anchor spaces. Cost recoveries, if adjusted to remove the effect of 1995 and 1994 acquisitions, are down slightly, primarily due to the decrease in snow removal expense and thus the related recovery in 1995 as compared to 1994.

     Other income which includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income, has increased from $4.1 million in 1994 to $5.3 million in 1995 due principally to a commission on telephone services, to lease termination fees and to an unexpected recovery from a bankrupt tenant.

     Rental expenses have decreased from $27.2 million in the first nine months of 1994 to $25.1 million in the first nine months of 1995, despite the acquisition of new properties in 1994 and 1995. The major decrease is in snow removal expense, but there was also a significant decrease in bad debt expense. Real estate tax expense has increased because of the new properties and because of increased assessments at several centers.

     Interest expense has increased from $23.5 million during the first nine months of 1994 to $28.8 million during the comparable period of 1995. Interest expense on the $125 million of senior notes issued January and April 1995 exceeds the interest saved due to the redemption in April 1994 of $39.8 million of the convertible subordinated debentures due 2002. The ratio of earnings to fixed charges was 1.58x for the nine months ended September 30, 1995 and 1.57x for the comparable period in 1994. The ratio of funds from operations to fixed charges was 2.39x and 2.44x for the nine months ended September 30, 1995 and 1994, respectively.

     During the third quarter of 1994 the Trust wrote off a mortgage note receivable and accrued interest on the note, totalling $758,000. The note had been issued in 1982 in connection with the sale by the Trust of a shopping center.

     Depreciation and amortization expense has increased because of the recent acquisitions and because of depreciation on tenant work and recent property improvements.

     On August 1, 1995 the Trust sold North City Plaza for $1.8 million resulting in a loss on sale of $545,000.

     As a result of the foregoing items, primarily the increases in minimum rent and other income and the decreases in rental expense, net income rose from $14.3 million in the first nine months of 1994 to $17.7 million in the first nine months of 1995.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Funds from operations for the quarter ended September 30, 1995 increased 10% to $14.4 million as compared to $13.1 million in the third quarter of 1994.

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 11% from $32.2 million in the third quarter of 1994 to $35.9 million in the third quarter of 1995. If rental income is adjusted to remove the effect of properties purchased in 1994 and 1995, it increased 3.8%. Fifty-three percent of this increase is from Congressional Plaza, which was renovated and retenanted in 1994. Ellisburg Circle, whose redevelopment was completed in 1994, contributed an additional

23% of the increase.

Minimum rent increased 11% from $25.5 million in the third quarter of 1994 to $28.4 million in the third quarter of 1995. If properties purchased in 1994 and 1995 are excluded, minimum rent increased 4.3%. A major component of this increase is contributions from recently renovated centers and from the retenanting of some spaces. Cost recoveries in the third quarter of 1995 have increased over the third quarter 1994 recoveries due to the 1994 and 1995 property acquisitions.

     Other income has increased from $1.5 million in the third quarter of 1994 to $1.9 million in the third quarter of 1995. The largest components of the increase were lease termination fees and bad debt recovery from a bankrupt tenant.

     Rental expenses have decreased, despite the acquisition of new properties, from the third quarter of 1994 to the third quarter of 1995 due to decreases in bad debt, property payroll and shopping center maintenance costs. Real estate tax expense has increased because of the new acquisitions and because of increased assessments at several centers.

     Interest expense has increased from $7.7 million in the third quarter of 1994 to $10.1 million during the comparable period of 1995, due to interest on the $125 million of senior notes issued in 1995.

     General and administrative expenses are up $402,000 in the third quarter of 1995 as compared to the same quarter of 1994, primarily because of costs related to the Trust's unsuccessful efforts to transact a business combination.

     Depreciation and amortization expense has increased from the third quarter of 1994 to the third quarter of 1995 because of the recent acquisitions and because of depreciation on tenant work and recent property improvements.

     On August 1, 1995 the Trust sold North City Shopping Center for a loss of $545,000. Of this loss, $535,000 was recorded during the second quarter of 1995.

     Net income for the third quarter of 1995 was $5.9 million, compared to 1994's $5.0 million, as a result of the foregoing items.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
A.  Exhibits
       (10)(a) Non-Exclusive Brokerage Agreement between
Federal Realty Investment Trust and Westport Advisors
Corporation  and Jack Alan Guttman dated August 20, 1995..P 24-28

       (10)(b) Exclusive Brokerage Agreement between Street
Retail, Inc. and Westport Advisors Corporation and
Jack Alan Guttman dated August 20, 1995...................P 28-33

       (27) Financial Data Schedule....................Edgar
filing only

B.  Reports on Form 8-K
    A Form 8-K, filed with the Commission on August 16, 1995, was filed in response to Item 7.(c).
    A Form 8-K, filed with the Commission on September 22, 1995 was filed in response to Item 5.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FEDERAL REALTY INVESTMENT TRUST
                                     -------------------------------
                                                        (Registrant)



Date:  November 13, 1995              Steven J. Guttman
       -----------------              -----------------
                                      Steven J. Guttman, President
                                      (Chief Executive Officer)


Date:  November 13, 1995              Cecily A. Ward
       -----------------              --------------
                                      Cecily A. Ward
                                      (Principal Accounting Officer)