Form 10-K
period 1995-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 1996-03-15
CIK 34903

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                   FORM 10-K
       For Fiscal Year Ended: December 31, 1995 Commission File No.17533
       -----------------------------------------------------------------

                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                 District of Columbia               52-0782497
            -------------------------------------------------------
            (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)      identification No.)

            4800 Hampden Lane, Suite 500, Bethesda, Maryland  20814
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                (301) 652-3360
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                           Name of Each Exchange
Title of Each Class                        on Which Registered
-------------------                        ---------------------
Common Shares of Beneficial Interest       New York Stock Exchange
Common Stock Purchase Rights               New York Stock Exchange
Preferred Shares of Beneficial Interest*
* None issued, registered pursuant to a shelf registration

Securities registered pursuant to Section 12(g) of the Act:

8 7/8% Senior Notes
8% Senior Notes
6 5/8% Senior Notes
Subordinated Debt Securities*
* None issued, registered pursuant to a shelf registration

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No _____.
                                               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     At March 12, 1996, the aggregate market value of Common Shares of Beneficial Interest of Federal Realty Investment Trust held by nonaffiliates was $733.0 million based upon the closing price of such Shares on the New York Stock Exchange.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock.
Class                                      Outstanding at March 12, 1996
-----                                      -----------------------------
Common Shares of Beneficial Interest                 32,221,086

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------



PART III
--------

       Portions of the Trust's Proxy Statement in connection with its Annual Meeting to be held on May 2, 1996 (hereinafter called "1996 Proxy Statement"). Specifically, the Sections entitled "Summary Compensation Table", "Employment Agreements", "Aggregated Option Exercises in 1995 and December 31, 1995 Option Values", "Retirement and Disability Plans", and "Compensation Committee Interlocks and Insider Participation", "Ownership of Shares by Trustees and Officers", and "Certain Transactions" appearing in the 1996 Proxy Statement are incorporated herein by reference.



       The Exhibit Index for this report is found on page 25.
  This report, including Exhibits, contains 60 pages.

  PART I & II
  -----------

  Item 1.   Business
  -------   --------


       Federal Realty Investment Trust is an owner, operator and redeveloper of retail properties. Founded in 1962 as a District of Columbia business trust of unlimited duration, the Trust is a self-administered equity real estate investment trust. The Trust consolidates the financial statements of one wholly owned subsidiary, eight partnerships and a joint venture. At December 31, 1995 the Trust owned 70 retail properties and one apartment complex.

       The Trust operates in a manner intended to enable it to qualify as a real estate investment trust (REIT) under Sections 856- 860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, no provision for Federal income taxes is required.

       An important part of the Trust's strategy is to acquire older, well-located properties in prime, densely populated and affluent areas and to enhance their operating performance through a program of renovation, expansion, reconfiguration and retenanting. The Trust's traditional focus has been on community and neighborhood shopping centers that are anchored by supermarkets, drug stores or high volume, value oriented retailers that provide consumer necessities. Late in 1994 the Trust expanded this strategy to include retail buildings and shopping centers in prime established main street shopping areas. The Trust continually evaluates its properties for renovation, retenanting and expansion opportunities. Similarly, the Trust regularly reviews its portfolio and from time to time considers selling certain of its properties.

       The Trust's portfolio of properties has increased from 44 as of January 1, 1991 to 71 at December 31, 1995. During this five year period the Trust acquired 31 retail properties for approximately $305.3 million. Six of the acquisitions were in the Chicago, Illinois area and three were in the Boston, Massachusetts area, both of which are markets the Trust entered during the past five years. During this same period four shopping centers were sold. Also during this period the Trust spent over $145 million to renovate, expand, improve and retenant its properties. One of the retail properties acquired during the last five years was acquired by means of capital and ground leases, one was acquired for common shares of the Trust as well as the assumption of a mortgage and the remainder were acquired primarily for cash. This growth was financed through borrowing and equity offerings, since each year the Trust has distributed all or the majority of its cash provided by operating activities to its shareholders.

      The Trust's 70 retail properties, consisting of 55 shopping centers and 15 main street retail buildings, are located in 13 states and the District of Columbia, primarily along the East Coast between the Boston metropolitan area and Richmond, Virginia. Nineteen of the shopping centers are located in the Washington, D.C. metropolitan area; ten are in Pennsylvania, primarily in the Philadelphia area; nine are in New Jersey; five are in Illinois; three are in Virginia; two are in Massachusetts; and there is one in each of the following states, Connecticut, Georgia, Louisiana, Michigan, New York, North Carolina and Tennessee. No single property accounts for over 10% of the Trust's revenues.

       The Trust has over 1,700 tenants, ranging from sole proprietors to major national retailers; no one tenant or corporate group of tenants accounts for 5% or more of revenue. The Trust's leases with these tenants are classified as operating leases and typically are structured to include minimum rents, percentage rents based on tenants' sales volumes and reimbursement of certain operating expenses and real estate taxes.

       The Trust intends to continue its strategy of acquiring older, well-located shopping centers and retail buildings and then enhancing their revenue potential through a program of renovation, retenanting and remerchandising. The Trust is also studying sites which are suitable for the development of new shopping centers. During the years ended December 31, 1995, 1994 and 1993, retail properties have contributed 96%, 95% and 94%, respectively of the Trust's total revenue.

       The Trust is currently limited to investing east of the Mississippi River; to change this limitation requires Trustee approval. Investments are not required to be based on specific allocation by type of property. The extent to which the Trust might mortgage or otherwise finance investments varies with the investment involved and the economic climate.

       The success of the Trust depends upon, among other factors, the trends of the economy, including interest rates, construction costs, retailing trends, income tax laws, increases or decreases in operating expenses, governmental regulations, population trends, zoning laws, legislation and the ability of the Trust to keep its properties leased at profitable levels. The Trust competes for tenants with other real estate owners and the Trust's properties account for only a small fraction of the retail space available for lease.
  The Trust competes for investment opportunities and debt and equity capital with individuals, partnerships, corporations, financial institutions, life insurance companies, pension funds, trust funds and other real estate investment trusts.

       Investments in real property create a potential for environmental liability on the part of the current and previous owners of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any property, the owner or operator of the property may be held liable for costs and liabilities relating to such hazardous substances. The Trust's current policy is to obtain an environmental study on each property it seeks to acquire. On recent acquisitions, any substances identified prior to closing which present an immediate environmental hazard have been or are in the process of remediation. Costs related to the abatement of asbestos which increase the value of Trust properties are capitalized. Other costs are expensed. In 1995 approximately $1.0 million, of which $796,000 was capitalized abatement costs, was spent on environmental matters. The Trust has budgeted approximately $2.0 million for 1996 for environmental matters, a majority of which is projected for asbestos abatement. (See Note 6 of Notes to Consolidated Financial Statements.)


  Current Developments
  --------------------

       In 1995 the Trust purchased 20 retail properties. Finley Square Shopping Center in suburban Chicago, Illinois was purchased for approximately $18.8 million in cash; Bristol Shopping Center in Bristol, Connecticut was purchased for $19.6 million, by assuming a $11.3 million mortgage and by issuing common shares valued at $7.3 million with the balance in cash; Park & Shop Center in Washington, D.C. was purchased for $11.2 million in cash; and Shirlington Shopping Center in Arlington, Virginia was purchased for $23.5 million in cash. Retail building acquisitions during 1995 were as follows: seven buildings in West Hartford, Connecticut for $15.3 million; two buildings in Greenwich,Connecticut for $14.9 million; one building in Westport, Connecticut for $5.7 million; one building in Brookline, Massachusetts for $3.8 million; one building in Westfield, New Jersey for $2.2 million; two buildings in Evanston, Illinois for $3.6 million; and a building contiguous to Bethesda Row in Bethesda, Maryland for $2.0 million. In addition, the Trust purchased a building abutting Flourtown Shopping Center, one of its existing centers, for $3.1 million.

       The Trust continued its strategy of renovating, expanding and retenanting its centers in 1995, spending approximately $33.8 million. These improvements included an additional $3.8 million on the redevelopment of Congressional Plaza in Rockville, Maryland, $5.5 million to complete the redevelopment and retenanting of Gaithersburg Square in Gaithersburg, Maryland and $5.8 million for the renovation of Brick Plaza in Brick, New Jersey.

       The Trust funded its 1995 acquisitions, capital improvement projects and major debt repayment requirements primarily through three issues of senior notes, totalling $165.0 million. The notes bear interest at rates ranging from 6.625% to 8.875% and mature from 2000 to 2005.

       At December 31, 1995 the Trust had 195 full-time employees.

Item 2. Properties

Retail Properties
-----------------
  The following table sets forth information concerning each retail property in which the Trust owns an equity interest or has a leasehold interest as of December 31, 1995. Except as otherwise noted, retail properties are 100% owned in fee by the Trust.

                                      Year                Year                              Number of
                                    Completed           Acquired        Square Feet (1)      Tenants           Acres
                                 --------------      -------------    ------------------    ----------        -------
Allwood                               1958                1988           52,000                 8                5
  Clifton, NJ  07013 (2)

Andorra                               1953                1988          257,000                46               23
  Philadelphia, PA  19128 (3)

Bala Cynwyd                           1955                1993          266,000                30               22
  Bala Cynwyd, PA  19004

Barracks Road                         1958                1985          478,000                85               39
  Charlottesville, VA 22905 (3)


Bethesda Row                        1945-1991             1993          238,000                70               8
  Bethesda, MD 20814 (2) (5)

Blue Star                             1959                1988          392,000                36               55
  Watchung, NJ 07060 (2)


Brainerd Village                      1960                1987          218,000                27               20
  Chattanooga, TN  37411


Brick Plaza                           1958                1989          310,000                29               42
  Brick Township, NJ 08723 (2)

Bristol                               1959                1995          296,000                40               22
   Bristol,  CT 06010


Brunswick                             1957                1988          261,000                22               22
  North Brunswick, NJ  08902 (2)


Clifton                               1959                1988           80,000                13               8
  Clifton, NJ  07013   (2)

Congressional Plaza                   1965                1965          311,000                44               22
  Rockville, MD 20852  (4)




                                                  Occupancy (1)            Principal
                                               Overall / Economic           Tenants
                                            -----------------------     ----------------
Allwood
  Clifton, NJ  07013   (2)                        100% / 100%            Grand Union
                                                                         Mandee Shop
Andorra
  Philadelphia, PA  19128   (3)                   99% / 91%              Acme Markets
                                                                         Andorra Theater
                                                                         Clover
Bala Cynwyd
  Bala Cynwyd, PA  19004                         100% / 100%             Lord & Taylor
                                                                         Acme Markets
Barracks Road
  Charlottesville, VA 22905   (3)                 99% / 97%              Rose's
                                                                         Safeway
                                                                         Superfresh
Bethesda Row
  Bethesda, MD 20814  (2) (5)                     94% /89%               Giant Food
                                                                         Giant Pharmacy
Blue Star
  Watchung, NJ 07060  (2)                         99% / 99%              Caldor
                                                                         Shop Rite
                                                                         Toys R Us
Brainerd Village
  Chattanooga, TN  37411                          92% / 92%              Office Town
                                                                         50 Off
                                                                         Sports Authority
Brick Plaza
  Brick Township, NJ  08723  (2)                  90% / 89%              A&P Supermarket
                                                                         Steinbach's
Bristol
   Bristol,  CT 06010                             98% / 98%              Bradlees
                                                                         Super Stop & Shop

Brunswick
  North Brunswick, NJ  08902   (2)              100% / 99%               Caldor
                                                                         Grand Union
                                                                         Schwartz Furniture
Clifton
  Clifton, NJ  07013   (2)                       98% / 98%               Acme Markets
                                                                         Rickel Home Center
Congressional Plaza
  Rockville, MD 20852  (4)                       99% / 83%               Fresh Fields
                                                                         Tower Records
                                                                         Container Store



                                       Year            Year                          Number of
                                     Completed       Acquired     Square Feet (1)     Tenants          Acres
                                    -----------     ----------   -----------------   ---------        -------
Crossroads                             1959            1993          192,000            28              15
  Highland Park, IL  60035

Dedham                                 1959            1993          253,000            35              18
  Dedham, MA  02026

Eastgate                               1963            1986          159,000            32              17
  Chapel Hill, NC  27514

Ellisburg Circle                       1959            1992          258,000            36              27
  Cherry Hill,  NJ  08034

Falls Plaza                            1962            1967           60,000            9               6
  Falls Church, VA  22046

Feasterville                           1958            1980          104,000            14              12
  Feasterville, PA 19047 (2)


Federal Plaza                          1970            1989          243,000            38              18
  Rockville, MD 20852


Finley Square                          1974            1995          306,000            19              21
  Downers Grove, IL 60515

Flourtown                              1957            1980          183,000            23              15
  Flourtown, PA  19031


Gaithersburg Square                    1966            1993          207,000            35              17
  Gaithersburg, MD  20878


Garden Market                          1958            1994          134,000            19              12
  Western Springs, IL 60558

Governor Plaza                         1963            1985          252,000            24              26
  Glen Burnie, MD 21961 (3)


Hamilton                               1961            1988          180,000            13              18
  Hamilton, NJ  08690 (2)

                                        Occupancy (1)               Principal
                                    Overall / Economic               Tenants
                                   --------------------       -----------------------
Crossroads                              88% / 88%              Gold Standard Liquors
  Highland Park, IL  60035                                     TJ Maxx

Dedham                                  100% / 100%            Ames
  Dedham, MA  02026                                            Cherry & Webb

Eastgate                                98% / 98%              Food Lion
  Chapel Hill, NC  27514                                       Southern Season

Ellisburg Circle                        98% / 98%              Shop Rite
  Cherry Hill,  NJ  08034                                      Bed, Bath & Beyond

Falls Plaza                             97% / 97%              Giant Food
  Falls Church, VA  22046                                      CVS Pharmacy

Feasterville                            94% / 94%              Eric Theater
  Feasterville, PA 19047 (2)                                   Genuardi Markets
                                                               Office Max

Federal Plaza                           100% / 97%             Bed, Bath & Beyond
  Rockville, MD 20852                                          Comp USA
                                                               TJ  Maxx

Finley Square                           94% / 94%              Bed, Bath & Beyond
  Downers Grove, IL 60515                                      Service Merchandise

Flourtown                               100% / 100%            Rickel Home Center
  Flourtown, PA  19031                                         Genuardi Markets
                                                               K Mart

Gaithersburg Square                     91% / 86%              Borders Books
  Gaithersburg, MD  20878                                      Fresh Fields
                                                               Bed, Bath & Beyond

Garden Market                           92% / 89%              Dominick's
  Western Springs, IL 60558                                    Ace Hardware

Governor Plaza                          99% / 99%              Comp USA
  Glen Burnie, MD 21961 (3)                                    Office Depot
                                                               Syms

Hamilton                                100% / 97%             Shop Rite
  Hamilton, NJ  08690 (2)                                      Steven's Furniture
                                                               A.C. Moore

                                        Year          Year                          Number of                      Occupancy (1)
                                      Completed     Acquired      Square Feet (1)    Tenants       Acres         Overall/Economic
                                     ----------     --------      ---------------   ---------      ------        ----------------
Huntington                             1962           1988            274,000          11            21               99% / 90%
  Huntington, NY  11746  (2)


Idylwood Plaza                         1991           1994             73,000          18             6               79% / 79%
  Falls Church, VA 22030

Lancaster                              1958           1980            107,000          17            11               99% / 99%
  Lancaster, PA 17601  (2)

Langhorne Square                       1966           1985            208,000          31            21               86% / 86%
  Levittown, PA 19056


Laurel Centre                          1956           1986            382,000          56            26               90% / 90%
  Laurel, MD  20707


Lawrence Park                          1972           1980            340,000          41            28               97% / 97%
  Broomall, PA 19008   (2)


Loehmann's Plaza                       1971           1983            245,000          49            18               94% / 94%
  Fairfax, VA 22042  (6)

Mid-Pike Plaza                         1963           1982            303,000          22            20               99% / 99%
  Rockville, MD 20852   (2)


Northeast                              1959           1983            303,000          41            19               98% / 97%
  Philadelphia, PA 19114

Northeast Plaza                        1952           1986            446,000          51            44               79% / 79%
  Atlanta, GA  30329

North Lake Commons                     1989           1994            123,000          21            13               95% / 95%
  Lake Zurich, IL  60047

Old Keene Mill                         1968           1976             92,000          21            11               90% / 90%
  Springfield, VA  22152

Pan Am                                 1979           1993            218,000          30            25               98% / 98%
  Fairfax, VA  22031


                                              Principal
                                               Tenants
                                            -------------
Huntington                               Bed, Bath and Beyond
  Huntington, NY  11746  (2)             Service Merchandise
                                         Toys R Us

Idylwood Plaza                           Storehouse
  Falls Church, VA 22030                 Fresh Fields

Lancaster                                Giant Eagle
  Lancaster, PA 17601  (2)               A.C. Moore

Langhorne Square                         Drug Emporium
  Levittown, PA 19056                    Marshalls
                                         Jubilee Lanes

Laurel Centre                            Giant Food
  Laurel, MD  20707                      Marshalls
                                         Toys R US

Lawrence Park                            Acme Markets
  Broomall, PA 19008   (2)               Best Products
                                         Rickel Home Center

Loehmann's Plaza                         Scan Furniture
  Fairfax, VA 22042  (6)                 Linens N Things

Mid-Pike Plaza                           Syms
  Rockville, MD 20852   (2)              Toys R Us
                                         G Street Fabrics

Northeast                                Burlington Coat Factory
  Philadelphia, PA 19114                 Marshalls

Northeast Plaza                          Publix
  Atlanta, GA  30329                     Levitz Furniture

North Lake Commons                       Dominick's
  Lake Zurich, IL  60047

Old Keene Mill                           Fresh Fields
  Springfield, VA  22152                 Rite Aid

Pan Am                                   Micro Center
  Fairfax, VA  22031                     Safeway
                                         MJ Designs


                                            Year            Year                          Number of
                                          Completed       Acquired        Square Feet (1) Tenants          Acres
                                          ---------       --------        --------------   -------          -----
Park & Shop                                 1930            1995           47,000            11              1
  Washington, DC  20036

Perring Plaza                               1963            1985          437,000            17              27
  Baltimore, MD  21134  (3)


Queen Anne Plaza                            1967            1994          149,000            11              18
  Norwell, MA  02061

Quince Orchard                              1975            1993          238,000            29              16
  Gaithersburg, MD 20877  (5)


Roseville                                   1964            1973          143,000            3               20
  Roseville, MI  48066

Rutgers                                     1973            1988          216,000            18              27
  Franklin, N.J. 08873  (2)

Shillington                                 1956            1980           74,000            19              8
  Shillington, PA 19607  (2)

Shirlington                                 1940            1995          349,000            46              16
  Arlington, VA 22206

Town & Country                              1968            1973          236,000            24              19
  Springfield, IL  62704

Town & Country                              1974            1990          215,000            35              26
  Hammond, LA  70401 (5)

Troy                                        1966            1980          205,000            19              19
  Parsippany-Troy,  NJ 07054    (2)


Tysons Station                              1954            1978           50,000            15              4
  Falls Church, VA  22043

West Falls                                  1960            1972           62,000            17              5
  Falls Church, VA  22046

Wildwood                                    1958            1969           85,000            32              13
  Bethesda, MD  20814


                                                    Occupancy (1)              Principal
                                                  Overall / Economy             Tenants
                                                  ----------------        ---------------------
Park & Shop                                       93%/93%                 Herman's Sporting Goods
  Washington, DC  20036                                                   Pizzeria Uno

Perring Plaza                                     100% /100%              Home Depot
  Baltimore, MD  21134  (3)                                               Metro Foods
                                                                          Burlington Coat Factory

Queen Anne Plaza                                  100% / 100%             TJ Maxx
  Norwell, MA  02061                                                      Star Markets

Quince Orchard                                    97% / 73%               Circuit City
  Gaithersburg, MD 20877  (5)                                             MJ  Design


Roseville                                         100% / 100%             Drug Emporium
  Roseville, MI  48066                                                    Handy Andy

Rutgers                                           96% / 96%               Foodtown
  Franklin, N.J. 08873  (2)                                               K  Mart

Shillington                                       100% / 67%              Rite Aid
  Shillington, PA 19607  (2)

Shirlington                                       96%/96%                 Best Products
  Arlington, VA 22206                                                     Cineplex Odeon

Town & Country                                    96% / 96%               Burlington Coat Factory
  Springfield, IL  62704                                                  Schnuck Market

Town & Country                                    91% /91%                Weiner's Department Store
  Hammond, LA  70401 (5)                                                  Winn-Dixie

Troy                                              99% / 99%               Comp USA
  Parsippany-Troy,  NJ 07054    (2)                                        K  Mart
                                                                          Pathmark

Tysons Station                                    92% /92%                Linens N Things
  Falls Church, VA  22043

West Falls                                        96% /96%                Staples
  Falls Church, VA  22046

Wildwood                                          100% / 97%              CVS Pharmacy
  Bethesda, MD  20814                                                     Sutton Place Gourmet


                                         Year             Year                          Number of
                                      Completed         Acquired     Square Feet (1)     Tenants          Acres
                                      ---------         --------     --------------     ---------         -----
Williamsburg                             1961             1986          248,000            34              21
  Williamsburg, VA  23187


Willow Grove Shopping Center             1953             1984          228,000            29              14
  Willow Grove, PA  19090

The Shops at Willow Lawn                 1957             1983          435,000           106              37
  Richmond, VA 23230  (5)

Retail buildings
----------------
  Eleven buildings in CT              1900-1991         1994- 1995      192,000            62


  One building in MA                     1930             1995           12,000            8
  One building in NJ                     1940             1995           11,000            1
  Two buildings in IL                 1920-1927           1995           19,000            4

                                          Occupancy (1)             Principal
                                        Overall / Economic           Tenants
                                        ------------------          ---------
Williamsburg                                 100% /100%              Food Lion
  Williamsburg, VA  23187                                            Peebles
                                                                     Rose's

Willow Grove Shopping Center                 87% /77%                Marshalls
  Willow Grove, PA  19090                                            Toys R Us

The Shops at Willow Lawn                     91% / 91%               Leggett Stores
  Richmond, VA 23230  (5)                                            Barnes & Noble
                                                                     Cineplex Odeon
Retail buildings
----------------
  Eleven buildings in CT                     96%/93%                 Barney's
                                                                     Eddie Bauer
                                                                     Saks Fifth Avenue
  One building in MA                         100%/100%               M. Joseph
  One building in NJ                         35%/35%
  Two buildings in IL                        100%/100%               Foodstuff


 (1) Overall occupancy is expressed as a percentage of rentable square feet and includes square feet covered by leases for stores not yet opened. Economic occupancy is expressed as a percentage of rentable square feet, but only includes leases currently generating rental income.

 (2)     The Trust has a leasehold interest in this property.

 (3)     The Trust owns a 99.9% partnership interest in this center.

 (4)     The Trust owns a 49% equity interest in this center.

 (5)     The Trust owns this property subject to a ground lease.

 (6) The Trust has a 1% general partnership interest and manages the partnership. A 99% interest was sold to a limited partner.

Apartments
----------

The following table sets forth information concerning the Trust's apartment development as of December 31, 1995 which is 100% owned by the Trust in fee. This development is not subject to rent control.

                                         Year             Year
Property                              Completed         Acquired         Acres            1-BR            2-BR
--------------------------------------------------------------------------------------------------------------
Rollingwood                              1960             1971             14              58             163
  Silver Spring, MD
  9 three-story buildings

                                        Eff. and
                                          3-BR          Total     Occupancy
                                        -----------------------------------
Rollingwood                                61            282         96%
  Silver Spring, MD
  9 three-story buildings

  Item 3.   Legal Proceedings.
  ------    -----------------

       None

  Item 4.   Submission of Matters to a Vote of Security Holders
  ------    ---------------------------------------------------

       None


  Item 5.   Market for Registrant's Common Equity and Related Stockholder
  ------    -------------------------------------------------------------
            Matters.
            -------


Market Quotations

                                       Dividends
 Quarter ended          High    Low      Paid
 -------------          ----    ---    ---------
 December 31, 1995     $23 1/2  $20      $.41
 September 30, 1995     23 5/8   21 1/8   .395
 June 30, 1995          22 5/8   19 3/4   .395
 March 31, 1995         22       20 1/4   .395

 December 31, 1994     $23 3/4  $19 5/8  $.395
 September 30, 1994     26 1/8   21       .39
 June 30, 1994          25 7/8   23 1/2   .39
 March 31, 1994         29 1/2   23       .39

       The number of holders of record for Federal Realty's common shares of beneficial interest at December 31, 1995 was 5,342.

       For the years ended December 31, 1995 and 1994, $.43 and $.75, respectively, of dividends paid represented a return of capital.

       Dividends declared per quarter during the last two fiscal years were as follows:

 Quarter Ended         1995   1994
 -------------         ----   ----

 March 31              $.395  $ .39
 June 30                .395    .39
 September 30           .41     .395
 December 31            .41     .395

       The Trust's common shares of beneficial interest are listed on the New York Stock Exchange.

  Item 6.  Selected Financial Data.
           -----------------------

  In thousands, except per share data

                            YEAR ENDED DECEMBER 31,

                        1995      1994      1993      1992    1991
  OPERATING DATA
----------------------------------------------------------------------
  Rental Income      $142,841  $128,133  $105,948   $89,971  $88,350

  Income before gain
  on sale of real
  estate and extra-
  ordinary item        23,655    20,466    16,114     6,987    4,324

  Gain (loss)on sale
  of real estate         (545)     ---       ---      2,501       61

  Extraordinary item -
  gain (loss) on early
  extinguishment of
  debt                   ---       ---      2,016       <58>     415

  Net income           23,110    20,466    18,130     9,430    4,800

  Net cash provided
   by operating
   activities (1)      65,117    45,199    35,183    28,236   26,111

  Funds from
   Operations (2)      57,034    50,404    40,824    29,374   25,701

  Dividends declared   51,392    48,196    42,021    36,306   25,771

  Weighted average
  number of shares
  outstanding          31,860    30,679    27,009    22,767   17,304

  PER SHARE:
  Net income              .72       .67       .67       .41      .28

  Dividends declared     1.61      1.57      1.55      1.53     1.50

----------------------------------------------------------------------
  BALANCE SHEET DATA

  Real estate
   at cost         $1,009,682  $852,722  $758,088  $598,867 $566,056

  Total assets        886,154   751,804   689,803   603,365  565,716

  Mortgage and capital
  lease obligations   222,317   235,705   218,545   245,694  225,859

  Notes payable        49,980    61,883    30,519     6,117   11,665

  Senior notes        165,000      ---       ---     50,000   50,000

  Convertible
    subordinated
    debentures         75,289    75,289   115,167    46,218   92,003

  Shareholders'
    equity            327,468   343,222   283,059   222,432  151,134

  Number of shares
  outstanding          32,160    31,609    28,018    24,718   19,687

  (1) Determined in accordance with Financial Accounting Standards Board Statement No. 95.

  (2) Defined as income before depreciation and amortization of real estate assets and before extraordinary items and significant nonrecurring events less gains on sale of real estate. Funds from operations differs from net cash provided by operating activities primarily because funds from operations does not include changes in operating assets and liabilities. Funds from operations is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

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

       Net cash provided by operating activities increased from $35.2 million in 1993 to $45.2 million in 1994 to $65.1 million in 1995. The major source of the $10.0 million increase from 1993 to 1994 was an increase in net income of $2.3 million and an increase of $4.4 million in depreciation and amortization. The $19.9 million increase from 1994 to 1995 resulted primarily from a $2.6 million increase in net income, a $5.1 million increase in depreciation and amortization and a $12.9 million increase in cash provided by changes in operating assets and liabilities. Dividends paid in cash were $38.1 million in 1993, $44.0 million in 1994 and $47.9 million in 1995.

       In 1995 net cash provided by operating activities was comprised primarily of $23.1 million in net income increased by $34.9 million of depreciation and amortization and $6.1 million of cash provided by changes in operating assets and liabilities. In 1994 net cash provided by operating activities was primarily comprised of $20.5 million in net income increased by $29.8 million in depreciation and amortization and decreased by cash used for operating assets and liabilities of $6.8 million. In 1993 net cash provided by operating activities was comprised primarily of $18.1 million in net income increased by $25.4 million of depreciation and amortization and decreased by $6.4 million of cash used for operating assets and liabilities.

       During the period 1993 through 1995, the Trust spent over $370 million to acquire properties and to improve its properties. These expenditures were primarily funded from the proceeds of various debt and equity transactions.

       In 1995 the Trust purchased 19 retail properties. The Trust also purchased a building abutting Flourtown Shopping Center, one of its existing centers, for $3.1 million. The 302,000 square foot Finley Square Shopping Center in suburban Chicago, Illinois was purchased on April 27, 1995 for approximately $18.8 million in cash; the 284,000 square foot Bristol Shopping Center in Bristol, Connecticut was purchased on September 22, 1995 for $19.6 million, by assuming a $11.3 million mortgage and by issuing common shares valued at $7.3 million with the balance in cash; the 47,000 square foot Park & Shop Center in Washington, D.C. was purchased on December 1, 1995 for $11.2 million in cash; and on December 21, 1995 the 349,000 square foot Shirlington Shopping Center in Arlington, Virginia was purchased for $23.5 million in cash. The retail building acquisitions during 1995 were as follows: seven buildings in West Hartford, Connecticut for $15.3 million; two buildings in Greenwich, Connecticut for $14.9 million; one building in Westport, Connecticut for $5.7 million; one building in Brookline, Massachusetts for $3.8 million; one building in Westfield, New Jersey for $2.2 million; two buildings in Evanston, Illinois for $3.6 million; and a building contiguous to Bethesda Row in Bethesda, Maryland for $2.0 million.

       During 1995 $33.8 million was expended on improvements to Trust properties. These improvements included $3.8 million on the redevelopment of Congressional Plaza in Rockville, Maryland, $5.5 million to complete the redevelopment and retenanting of Gaithersburg Square in Gaithersburg, Maryland and $5.8 million for the renovation of Brick Plaza in Brick, New Jersey.

       During 1994 the Trust purchased four shopping centers and one retail building, Idylwood Plaza in Falls Church, Virginia, North Lake Commons in Lake Zurich, Illinois, Garden Market Shopping Center in Western Springs, Illinois, Queen Anne Plaza in Norwell, Massachusetts and the Ship's Building in Westport, Connecticut. In addition, the Trust purchased a 3.9 acre parcel of land, on which there is a supermarket, which adjoins its Bala Cynwyd Shopping Center. These properties were acquired for a total cash investment of $48.3 million and a $1.1 million note.

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

       These acquisitions and improvements, as well as debt repayment requirements, were funded through a variety of equity and debt issues. During 1995 the Trust issued $165 million of senior notes: $100.0 million at 8 7/8% interest in January netting proceeds of approximately $98.9 million; $25.0 million at 8% interest in April, netting approximately $24.9 million; and $40.0 million at 6 5/8% interest in December, netting approximately $39.6 million. In January 1995 the Trust repaid a $22.5 million mortgage which had been borrowed in 1994 and a $1.1 million note issued in connection with the purchase of Queen Anne Plaza in 1994.

       In order to protect itself against the risk that the general level of interest rates for senior notes would rise before the senior notes were priced in January 1995, the Trust entered into two interest rate hedge agreements in December 1994 on a total principal amount of $75.0 million. The cost of the agreements, which terminated on January 20, 1995, was $21,000, which is being amortized into interest expense over the life of the notes.

       In January 1995 in connection with the issuance of the $100.0 million of senior notes, the Trust executed a five year interest rate swap on $25.0 million, whereby the Trust swappped fixed interest payment obligations of 8.1% for a floating rate interest payment of three month LIBOR (London Interbank Offered Rate). The floating rate during the first quarter of 1995 was 6.2%. In May 1995 the swap was terminated and the Trust sold the swap for $1.5 million, which is being amortized as a deduction to interest expense over the remaining term.

       In April 1994 the Trust raised net proceeds of $61.3 million from a public offering of 2.5 million common shares of beneficial interest ("shares"). In a concurrent offering of 840,000 shares to an institutional investor, the Trust raised net proceeds of $21.7 million. In April 1994 the Trust redeemed $39.8 million principal amount of its 5 1/4% convertible subordinated debentures due 2002 at a price equal to 120% of their principal amount or $47.8 million. In November 1994 the Trust spent $4.2 million to exercise the option to purchase the land at Northeast Shopping Center, $3.4 million of which had been recorded as a capital lease obligation.

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

       At December 31, 1995 and 1994 the Trust had $130 million of unsecured medium term revolving credit facilities with four banks. The facilities require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. The Trust uses these facilities to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. At December 31, 1995 there was $40.1 million drawn under these facilities; the maximum amount borrowed under these facilities during 1995 was $66.8 million. Amounts advanced under these facilities bear interest at LIBOR plus 75 - 100 basis points; the weighted average interest rate on borrowings during 1995 was 6.9%. At December 31, 1994 there was $54.7 million drawn under these facilities, which was the maximum drawn during 1994. The weighted average interest rate on borrowings during 1994 was 5.6%.

       At December 1993 the Trust had $70.0 million of unsecured medium term revolving credit facilities with three banks. The maximum drawn under these facilities in 1993 was $64.1 million and at December 31, 1993, there was $24.4 million outstanding. The weighted average interest rate on borrowing during 1993 was 4.2%.

       The Trust has budgeted $48.0 million for capital improvements to its properties in 1996. These improvements include: (1) $12.0 million at Congressional Plaza whose renovation has been expanded to include the construction of an additional 30,000 square feet of space; (2) $6.7 million to renovate and expand a portion of Bethesda Row; (3) $5.6 million to retenant and renovate a portion of Troy Shopping Center; and (4) $2.1 million to complete the retenanting of Brick Plaza.

       The Trust's long term debt has varying maturity dates and in a number of instances includes balloon payments or other contractual provisions that could require significant repayments during a particular period. The next significant maturity is approximately $53.5 million of mortgage obligations which are due in 1998.

       The Trust intends to continue to acquire existing retail properties, both shopping centers and main street retail buildings. In addition, the Trust is searching for site acquisitions in its core markets to permit the Trust to build new shopping centers.

       The Trust will need additional capital in order to fund these acquisitions, expansions and refinancings. Sources of this funding may be proceeds from the sale of existing properties, additional debt and additional equity. The timing and choice between additional debt or equity will depend upon many factors, including the market price for the Trust's shares, interest rates and the ratio of debt to net worth. The Trust believes that it will be able to raise this capital as needed, based on its past success in so doing.

  Contingencies
  -------------

       The State of New Jersey Division of Taxation assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust protested this assessment since the Trust believed that it was entitled to the deduction. The case was dismissed in December 1995 in favor of the Trust.

       As previously reported, certain of the Trust's shopping centers have some environmental contamination. The North Carolina Department of the Environment, Health and Natural Resources ("DEHNR") issued a Notice of Violation ("NOV") against a former dry cleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. The Trust has entered into an agreement with two previous owners of the shopping center to share the costs to assess and remediate. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the cleanup costs.

       In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust has not determined what the range of remediation costs might be, but does not believe that the costs will have a material effect upon the Trust's financial condition. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

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

  Results of Operations
  ---------------------

       Net income and funds from operations have been affected by the Trust's recent acquisition and financing activities. The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance which excludes historical cost depreciation, since real estate values have historically risen and fallen with market conditions rather than over time. Funds from operations was historically defined as income before depreciation and amortization and extraordinary items less gains on sale of real estate. The National Association of Real Estate Investment Trusts (NAREIT) issued a white paper during 1995, which has amended the definition as follows: income before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. The Trust is complying with this new definition and has consequently restated funds from operations for prior periods. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry.

       The reconciliation of net income to funds from operations is as follows:

                                        Year ended December 31,
                                             (in thousands)
                                        1995     1994      1993

Net income                             $23,110  $20,466  $18,130
Depreciation and amortization
 of real estate assets                  30,986   26,479   22,489
Amortization of initial direct
 costs of leases                         2,393    2,404    2,221
Loss on sale of real estate, extra-
 ordinary and non-recurring items          545    1,055   (2,016)
                                       -------  -------  -------
Funds from operations                  $57,034  $50,404  $40,824
                                       =======  =======  =======

       The Trust's retail leases generally provide for minimum rents, with periodic increases. Most retail tenants pay a majority of on-site operating expenses. Many leases also contain a percentage rent clause which calls for additional rents based on tenant sales, so that at a given sales volume, if prices increase, so does rental income. These features in the Trust leases reduce the Trust's exposure to higher costs caused by inflation, although inflation has not been significant in recent years.

       Rental income, which consists of minimum rent, percentage rent, and cost recoveries, increased 20.9% from $105.9 million in 1993 to $128.1 million in 1994 and 11.5% in 1995 to $142.8 million. If centers acquired and sold in 1993, 1994 and 1995 are excluded, rental income increased 6.1% from 1993 to 1994 and 3.6% from 1994 to 1995.

       Minimum rents increased 19.4% in 1994 to $99.9 million from $83.6 million in 1993 and 14% in 1995 to $113.9 million. If centers acquired and sold in 1993, 1994 and 1995 are excluded, minimum rents increased 4.3% from 1993 to 1994 and 6.2% from 1994 to 1995. Thirty-four percent of the increase in minimum rent in 1995 was from Congressional Plaza whose occupancy has increased since its redevelopment was substantially completed in late 1994.

       Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). After removing the effect of properties purchased and sold during the past three years, real estate tax recovery has remained fairly constant, with the largest fluctuation being at Congressional Plaza. Recovery was down in 1994 from 1993 as the center was vacated for renovation and recovery was up in 1995 compared to 1994 as the center was leased following the renovation. CAM recovery on the portfolio, adjusted to remove the effect of properties purchased in 1993, 1994 and 1995, was $8.4 million in 1993, $11.7 million in 1994 and $10.0 million in 1995. These fluctuations correspond to fluctuations in CAM expenses, primarily snow removal, landscaping and security which were up in 1994 as compared to 1993, but which decreased in 1995.

       Other property income includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income. The increases from 1993 to 1995 were due in part to the acquisition of new properties and in part to the fluctuating nature of the income. Major increases in 1995 over 1994 resulted from lease termination fees, an unexpected recovery from a bankrupt tenant, merchant association dues and a commission on telephone services.

       Rental expenses went from $26.5 million in 1993 to $35.8 million in 1994 to $35.1 million in 1995, which represents 23.8% of property income (rental income plus other property income) in 1993, 26.8% in 1994 and 23.3% in 1995. The components of rental expense with the greatest percentage increase in 1994 were repairs and maintenance and ground rent. Snow removal expense, a component of repairs and maintenance, increased from $910,000 in 1993 to over $2.4 million in 1994 because of new properties and because of increased expense on the core portfolio resulting from the harsh weather conditions during 1994. Ground rent increased $2.1 million in 1994 over 1993 because of the acquisition of Bethesda Row on December 31, 1993, a large part of which is ground leased. In 1995 the greatest percentage changes were decreases in repairs and maintenance and in maintenance and security payroll costs. Snow removal expense decreased to $1.3 million despite the acquisition of new properties and there has been a decrease in payroll costs as the Trust has taken measures to control these costs. If rental expenses are adjusted to remove the effect of properties purchased in 1993, 1994 and 1995, rental expenses ranged from $24.9 million in 1993 to $27.2 million in 1994 to $24.5 million in 1995. Real estate taxes have ranged from 9.3% of rental income in 1993 to 9.0% in 1994 to 9.6% in 1995. The decline in 1994 was primarily due to Congressional Plaza, which received a refund of prior year taxes in 1994.

       Depreciation and amortization expenses have increased because of the recent acquisitions and also because of the depreciation on recent tenant work and property improvements.

       Interest income has remained relatively constant in each of the past three years. The Trust's major sources of interest income are on its mortgage notes receivable, its notes to officers, and its available cash balances. Included in interest income in 1995 is the effect of the sale in December 1995 of the Trust's investment in Olympia and York Senior First Mortgage Notes and other real estate investment trusts, both of which were written down to market in prior years.

       Interest expense increased to $39.3 million in 1995 from $31.5 million in 1994, primarily due to interest on the three issues of senior notes in 1995. Interest expense was relatively constant in 1994 and 1993, $31.5 million and $31.6 million, respectively. Decreases in interest expense in 1994 from the repayment of several mortgages, an issue of senior notes and an issue of convertible subordinated debentures was offset by increases due to an issuance of convertible subordinated debentures, the interest portion of the capital lease at Bethesda Row and increased usage of the revolving credit facilities. The ratio of earnings to fixed charges was 1.55x, 1.61X and 1.5X in 1995, 1994 and 1993, respectively. The ratio of funds from operations to fixed charges was 2.35x, 2.52x, and 2.27x in 1995, 1994 and 1993, respectively.

       While administrative expenses are increasing as the Trust grows and as it seeks acquisition and development opportunities, administrative expenses as a percentage of total income have remained relatively constant, at 4.7%, 4.8% and 4.1%, in 1995, 1994 and 1993, respectively. The major components of the increase in 1995 over 1994 were in payroll and in costs related to a business combination that the Trust decided not to pursue. The major component of the increase in 1994 over 1993 was an increase in costs connected with the review and analysis of potential property acquisitions which were not purchased.

       Other charges consisted of three nonrecurring items in 1994, a $758,000 write off of a mortgage note receivable and accrued interest thereon, an unrealized loss of $449,000 on an investment in common shares of another real estate investment trust and a $152,000 recovery of a legal settlement paid in 1987. During 1995 the Trust sold its investments in common shares of other real estate investment trusts.

       Investors' share of operations represents the minority interest in Congressional Plaza, Loehmann's Plaza and North City Plaza. In 1995 minority net losses at Loehmann's and North City exceeded the minority net income at Congressional Plaza.

       Income before loss on sale of real estate and extraordinary item increased from $16.1 million in 1993 to $20.5 million in 1994 to $23.7 million in 1995, reflecting increased revenues from the Trust's acquisitions and from improved operating results of the core portfolio.

       Loss or gain on the sale of real estate is dependent on the extent and timing of sales. The Trust regularly reviews its portfolio and does from time to time sell properties. In 1995 the Trust sold North City Plaza for $1.8 million resulting in a loss on sale of $545,000.

       In 1993 the Trust had a net gain of $2.0 million on the early extinguishment of debt, resulting from a gain on the extinguishment of one mortgage offset by losses on the redemption of an issue of senior notes, an issue of convertible subordinated debentures and two other mortgages.

       As a result of the foregoing items, net income rose from $18.1 million in 1993 to $20.5 million in 1994 to $23.1 million in 1995.

        The Trust intends to continue to acquire properties in 1996. If successful in so doing, these acquisitions should contribute to growth in rental income and expenses and, thereby, net income. The growth of the core portfolio, however, is, in part, dependent on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal, and trends in the retailing environment. Recently there have been a number of retailer bankruptcies and others are anticipated. These bankruptcies and a further weakening of the retail environment could adversely impact the Trust, by increasing vacancies and by decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that the quality of the Trust's properties will continue to generate demand for its retail space.

  Impact of New Accounting Standards
  ----------------------------------

       In October 1995 the Financial Accounting Standards Board  (FASB) issued
  FASB 123, "Accounting for Stock-Based Compensation".   This standard will be
  effective for 1996 financial statements and requires that stock based compensation be accounted for on the fair value method described in FASB 123, or on the intrinsic value based method of APB 25, whereby if options are priced at fair market value or above on the date of grant, there is no compensation expense of the options to the Trust. If APB 25 is used, proforma net income and earnings per share must be disclosed as if the fair value based method had been applied. The Trust intends to continue accounting for its employee stock option plan under APB 25 and therefore the only effect on the Trust's financial statements will be the proforma disclosure.



  Item 8. Financial Statements and Supplementary Data.
  ---------------------------------------------------

       Included in Item 14.

  Item 9. Disagreements on Accounting and Financial Disclosure.
  ------------------------------------------------------------

       None.

                                   Part III
                                   --------



  Item 10. Directors and Executive Officers of the Registrant.
           ---------------------------------------------------


                     Executive Officers of the Registrant
                     ------------------------------------

                                        The Executive Officers are:

              Name                       Age     Position with Trust
              ----                       ---     -------------------
              Steven J. Guttman           49     President and Chief Executive
                                                 Officer and Trustee

              Ron D. Kaplan               33     Vice President-Capital Markets

              Catherine R. Mack           51     Vice President-General Counsel
                                                 and Secretary

              Mary Jane Morrow            43     Senior Vice President-Finance and
                                                 Treasurer

              Hal A. Vasvari              52     Executive Vice President and
                                                 Chief Operating Officer

              Cecily A. Ward              49     Vice President-Controller

              Robert S. Wennett           35     Senior Vice President-
                                                 Acquisitions

  Steven J. Guttman has been the Trust's President and Chief    Executive
  Officer since April 1980.  Mr. Guttman has been    associated with the Trust
  since 1972, became Chief Operating    Officer in 1975 and became a Managing
  Trustee in 1979.

  Ron D. Kaplan joined the Trust in November 1992 as Vice President-Capital Markets. Mr. Kaplan was formerly a Vice President of Salomon Brothers Inc where he was responsible for capital raising and financial advisory services for public and private real estate companies. While at Salomon Brothers which he joined in 1987, he participated in two of the Trust's debt offerings.

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

  The schedule identifying Trustees under the caption "Election of Trustees" of the 1996 Proxy Statement is incorporated herein by reference thereto.


  Item 11.  Executive Compensation.
  --------  -----------------------

  The sections entitled "Summary Compensation Table" and "Aggregated Option Exercises in 1995 and December 31, 1995 Option Values" of the 1996 Proxy Statement are incorporated herein by reference thereto.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.
  --------  ---------------------------------------------------------------

  The section entitled "Ownership of Shares by Trustees and Officers" of the 1996 Proxy Statement is incorporated herein by reference thereto.


  Item 13.  Certain Relationships and Related Transactions.
  --------  -----------------------------------------------

  The section entitled "Certain Transactions" of the 1996 Proxy Statement is incorporated herein by reference thereto.

                                    Part IV
                                    -------

  Item 14.  Exhibits, Financial Statement          Page No.
  --------  -----------------------------          --------
            Schedules, and Reports on
            -------------------------
            Form 8-K
            --------

  (a)  1.   Financial Statements
            --------------------

       Report of Independent Certified
       Public Accountants                             F-2

       Consolidated Balance Sheets-
       December 31, 1995 and 1994                     F-3

       Consolidated Statements of
       Operations - years ended
       December 31, 1995, 1994
       and 1993                                       F-4

       Consolidated Statements of
       Shareholders' Equity - years
       ended December 31, 1995, 1994
       and 1993                                       F-5

       Consolidated Statements of
       Cash Flows - years ended
       December 31, 1995, 1994 and
       1993                                           F-6

       Notes to Consolidated
       Financial Statements
       (Including Selected Quarterly
       Data)                                    F-7 - F20


  (a)  2. Financial Statement Schedules
          -----------------------------


       Schedule III - Summary of Real Estate
       and Accumulated Depreciation.............F21 - F24

       Schedule IV - Mortgage Loans on Real
       Estate ..................................F25 - F26

       Report of Independent Certified
       Public Accountants...........................  F27

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

            (ii)   Indenture dated March 15, 1985, relating to the Trust's
            8 3/4% Convertible Subordinated Debentures Due 2010, filed with the Commission on March 1, 1985 as Exhibit 4 (a) (2) to the Trust's Registration Statement on Form S-2 (File No. 2-96136) is incorporated herein by reference thereto.

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

            (vi)   Indenture dated December 13, 1993, related to the Trust's
            8 7/8% Senior Notes due January 15, 2000, the Trust's 8% Notes due April 21, 2002 and the Trust's 6 5/8% Notes due 2005, filed with the commission on December 13, 1993 as exhibit 4 (a) to the Trust's Registration Statement on Form S-3, (File No. 33-51029) is incorporated herein by reference thereto.



       ( 9) Voting Trust Agreement..................................*

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

            (x) Executive Agreement between the Trust and Mary Jane Morrow, dated April 13, 1989.

            (xi) Executive Agreement between the Trust and Hal A. Vasvari, dated April 13, 1989.

            (xii) Employment Agreement between the Trust and Steven J. Guttman, dated April 13, 1989.

            (xiii) Employment Agreement between the Trust and Catherine R. Mack, dated April 13, 1989.

            (xiv)  Executive Agreement between the Trust and Robert S.
            Wennett, dated April 13 ,1989, modified January 1, 1990, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1989 is incorporated herein by reference thereto.

            (xv) The 1991 Share Purchase Plan, dated January 31, 1991, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference thereto.

            (xvi) Employment Agreement between the Trust and Robert S. Wennett, dated January 1, 1992, filed with the Commission as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1991 is incorporated herein by reference thereto.

            (xvii) Amendment No. 4 to Consultancy Agreement with Samuel J. Gorlitz, filed with the Commission as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

            (xviii)     Employment and Relocation Agreement between the Trust
            and Ron D. Kaplan, dated September 30, 1992, filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

            (xix) Amendment dated October 1, 1992, to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

            (xx)   1993 Long-Term Incentive Plan and Certified Resolution Re:
            Amendment to 1993 Long-Term Incentive Plan, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, are incorporated herein by reference thereto.

  The following documents, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 are incorporated herein by reference thereto:

            (xxi) Revolving Credit Agreement dated as of September 1, 1993 among Federal Realty Investment Trust and Corestates Bank.

            (xxii) Credit Agreement dated as of August 25, 1993 between Federal Realty Investment Trust and First Union National Bank of Virginia.

            (xxiii)   Revolving Credit Agreement dated as of June 22,   1993
            between Federal Realty Investment Trust and Signet Bank/Maryland.

            (xxiv) Consulting Agreement between Misner Development and Federal Realty Investment Trust.

            (xxv) Fiscal Agency Agreement dated as of October 28, 1993 between Federal Realty Investment Trust and Citibank, N.A.

            (xxvi) Credit Agreement dated as of February 11, 1994 between Federal Realty Investment Trust and Mellon Bank as filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated herein by reference thereto.

            (xxvii)   Other Share Award and Purchase Note between Federal Realty
            Investment Trust and Ron D. Kaplan, dated January 1, 1994, filed with the Commission as a portion of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 is incorporated herein by reference thereto.

            (xxviii)  Amended and Restated 1983 Stock Option Plan of   Federal
            Realty Investment Trust and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust, filed with the Commission on August 17, 1994 on Form S-8, (File No. 33-55111) is incorporated herein by reference thereto.

  The following documents, filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, are incorporated herein by reference thereto.

            (xxix) Form of Severance Agreement between Federal Realty Investment Trust and Certain of its Officers dated
            December 31, 1994.

            (xxx) Credit Agreement dated as of September 30, 1994 between Federal Realty Investment Trust and First Union National Bank of Virginia.

            (xxxi) Second Amendment to Revolving Credit Agreement dated as of September 30, 1994 between Federal Realty Investment Trust and Corestates Bank.

            (xxxii)   First Amendment to Credit Agreement dated September 30,
            1994 between Federal Realty Investment Trust and Mellon Bank.

            (xxxiii) First Amendment to Revolving Credit Agreement dated September 30, 1994 between Federal Realty Investment Trust and Signet Bank/Maryland.

            (xxxiv)   Exclusive Brokerage Agreement between Street Retail Inc.
            and Westport Advisors Corporation filed as an exhibit to the Trust's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 is incorporated herein by reference thereto.

  The following documents, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 are incorporated herein by reference thereto:

            (xxxv) Non-Exclusive Brokerage Agreement between Federal Realty Investment Trust and Westport Advisors Corporation and Jack Alan Guttman dated August 20, 1995.

            (xxxvi)   Exclusive Brokerage Agreement between Street Retail, Inc.
            and Westport Advisors Corporation and Jack Alan Guttman dated August 20, 1995.

       (11) Statement regarding computation of per share
            earnings.........................................*

       (12) Statements regarding computation of ratios.......*

       (13) Annual Report to Shareholders, Form 10Q or quarterly report to shareholders.....................................*

       (18) Letter regarding change in accounting
            principles.......................................*

       (19) Report furnished to security holders.............*

       (21) Subsidiaries of the registrant....................
            (xxxvii) Articles of Incorporation of Street Retail, Inc. filed with the Commission as a portion of Exhibit 21 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference thereto.

            (xxxviii) By-Laws of Street Retail, Inc. filed with the Commission as a portion of Exhibit 21 to the Trust's Annual Report on Form 10-K for the year ended December 31 1994 is incorporated herein by reference thereto.

       (22) Published report regarding matters submitted to
            vote of security holders.........................*

       (23) Consent of Grant Thornton LLP....................

       (24) Power of attorney................................*

       (27) Financial Data Schedule..........................+

       (99) Additional exhibits..............................*

  (b) Reports on Form 8-K Filed during the Last Quarter
      -------------------------------------------------

            A Form 8-K, dated November 17, 1995, was filed in response to Item 7.(c)99

            A Form 8-K, dated December 20, 1995 was filed in response
  to Item 5.
  _________
  *  Not applicable.
  +  For Edgar filing only.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FEDERAL REALTY INVESTMENT TRUST

Date:  March 13, 1996           By:Steven J. Guttman
                                   -----------------
                                   Steven J. Guttman
                                   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                           Title                Date
----------                           -----                ----

                             President and
                             Trustee (Chief
Steven J. Guttman            Executive Officer)      March 13, 1996
---------------------------                          --------------
Steven J. Guttman
                             Senior Vice-President
                             and Treasurer (Chief
Mary Jane Morrow             Financial Officer)      March 13, 1996
---------------------------                          --------------
Mary Jane Morrow
                             Vice-President and
                             Controller (Principal
Cecily A. Ward               Accounting Officer)     March 13, 1996
---------------------------                          --------------
Cecily A. Ward


                             Trustee                 March 13, 1996
---------------------------                          --------------
Dennis L. Berman



A. Cornet de Ways Ruart      Trustee                 March 13, 1996
---------------------------                          --------------
A. Cornet de Ways Ruart

                             Trustee                 March 13, 1996
---------------------------                          --------------
Samuel J. Gorlitz

Kristin Gamble               Trustee                 March 13, 1996
---------------------------                          --------------
Kristin Gamble

                             Trustee                 March 13, 1996
---------------------------                          --------------
Morton S. Lerner

Walter F. Loeb               Trustee                 March 13, 1996
---------------------------                          --------------
Walter F. Loeb

Donald H. Misner             Trustee                 March 13, 1996
---------------------------                          --------------
Donald H. Misner

George L. Perry              Trustee                 March 13, 1996
---------------------------                          --------------
George L. Perry

                           FINANCIAL STATEMENTS AND
                                   SCHEDULES

                                      F1

  REPORT OF INDEPENDENT
  CERTIFIED PUBLIC ACCOUNTANTS

  Trustees and Shareholders
  Federal Realty Investment Trust

  We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Realty Investment Trust as of December 31, 1995 and 1994 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

  Grant Thornton LLP
  Washington, D.C.
  February 9, 1996

                                       F2

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,         December 31,
                                                                                      1995                 1994
                                                                                  -------------        -------------

                        ASSETS                                                               (in thousands)
Investments
  Real estate, at cost                                                              $1,009,682             $852,722
  Less accumulated depreciation and amortization                                      (190,795)            (160,636)
                                                                                     ----------           ----------
                                                                                       818,887              692,086
  Mortgage notes receivable                                                             13,561               13,178
                                                                                     ----------           ----------
                                                                                       832,448              705,264
Other Assets
  Cash                                                                                  10,521                3,995
  Investments                                                                              261                3,588
  Notes receivable-officers                                                              1,011                  845
  Accounts receivable                                                                   15,091               16,023
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                                22,987               19,158
  Debt issue costs (net of accumulated amortization
    of $3,918,000 and $3,206,000, respectively)                                          3,835                2,931
                                                                                     ----------           ----------
                                                                                      $886,154             $751,804
                                                                                     ==========           ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                    $131,829             $132,924
  Mortgages payable                                                                     90,488              102,781
  Notes payable                                                                         49,980               61,883
  Accrued expenses                                                                      19,048               10,675
  Accounts payable                                                                       8,571                6,566
  Dividends payable                                                                     13,191               12,486
  Security deposits                                                                      3,083                2,687
  Prepaid rents                                                                            787                1,017
Senior notes                                                                           165,000                   -
5 1/4% Convertible subordinated debentures                                              75,289               75,289
Investors' interest in consolidated assets                                               1,420                2,274
Commitments and contingencies                                                            -                      -

Shareholders' equity
  Common shares of beneficial interest, no par
   or stated value, unlimited authorization,
   issued 32,221,670 and 31,669,434 shares,
   respectively                                                                        508,870              496,958
  Accumulated dividends in excess of Trust net income                                 (172,835)            (144,553)
  Allowance for unrealized loss on marketable securities                                   -                    (53)
                                                                                     ----------           ----------
                                                                                       336,035              352,352

Less 61,328 and 60,200 common shares in treasury-at cost, respectively,
  deferred compensation and subscriptions receivable                                    (8,567)              (9,130)
                                                                                     ----------           ----------
                                                                                       327,468              343,222
                                                                                     ----------           ----------
                                                                                      $886,154             $751,804
                                                                                     ==========           ==========


The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Year ended December 31,
                                                                       1995               1994                  1993
                                                                    ----------         ----------            ----------
(in thousands, except per share data)

Revenue
 Rental income                                                        $142,841           $128,133              $105,948
 Interest                                                                4,113              3,933                 3,894
 Other property income                                                   7,435              5,698                 5,495
                                                                      --------           --------              --------
                                                                       154,389            137,764               115,337
Expense
 Rental                                                                 35,093             35,830                26,519
 Real estate taxes                                                      14,471             12,097                10,324
 Interest                                                               39,268             31,462                31,550
 Administrative                                                          7,305              6,661                 4,675
 Other charges                                                             --               1,055                   --
 Depreciation and amortization                                          34,901             29,801                25,375
                                                                      --------           --------              --------
                                                                       131,038            116,906                98,443
                                                                      --------           --------              --------
Operating income before investors' share
 of operations, loss on sale of real estate and extraordinary item      23,351             20,858                16,894

Investors' share of operations                                             304               (392)                 (780)
                                                                      --------           --------              --------
Income before loss on sale of real estate and extraordinary item        23,655             20,466                16,114

Loss on sale of real estate                                               (545)               --                    --
                                                                      --------           --------              --------
Income before extraordinary item                                        23,110             20,466                16,114

Extraordinary item
 Net gain on early extinguishment of debt                                  --                 --                  2,016
                                                                      --------           --------              --------
Net Income                                                            $ 23,110           $ 20,466              $ 18,130
                                                                      ========           ========              ========
Weighted Average Number of Common Shares                                31,860             30,679                27,009
                                                                      ========           ========              ========

Earnings per share
 Income before loss on sale of real estate and extraordinary item        $0.74              $0.67                 $0.60
 Loss on sale of real estate                                             (0.02)               --                    --
 Extraordinary item                                                        --                 --                   0.07
                                                                      --------           --------              --------
                                                                         $0.72              $0.67                 $0.67
                                                                      ========           ========              ========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                 Year ended December 31,
                                                                    1995                     1994                   1993
                                                          ---------  ---------     --------- ---------     --------- ---------
(In thousands, except share amounts)                       Shares      Amount       Shares     Amount     Shares      Amount
Common Shares of Beneficial Interest
  Balance, beginning of year                             31,669,434   $496,958    28,077,999  $408,005    24,777,831  $322,903
  Exercise of stock options                                  20,744        390        47,240     1,035        53,384     1,053
  Shares issued under dividend reinvestment plan            193,965      4,181       162,466     3,891       131,620     3,588
  Conversion of 8 3/4% subordinated debentures                 -           -            -          -         137,364     2,209
  Conversion of 5 1/4% subordinated debentures due 2002        -           -           1,729        64          -          -
  Shares purchased under share purchase plan                   -           -          40,000     1,000          -          -
  Shares issued to purchase shopping center                 337,527      7,341          -          -            -          -
  Net proceeds from sale of shares                            -           -        3,340,000    82,963     2,977,800    78,252
                                                         ----------   --------    ----------  --------    ----------  --------
  Balance, end of year                                   32,221,670   $508,870    31,669,434  $496,958    28,077,999  $408,005
                                                         ==========   ========    ==========  ========    ==========  ========





Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of year                               (539,188)   ($9,130)     (496,499)  ($7,759)     (465,718)  ($7,154)
  Amortization of deferred compensation                      32,875        547        27,875       422         4,000        89
  Net (increase) decrease in stock option loans               5,971         20       (30,564)     (793)      (34,781)     (694)
  Purchase of treasury shares                                (1,128)       (25)                                  -          -
  Purchase (subscription) under share purchase plan           1,375         21       (40,000)   (1,000)          -          -
                                                           --------    -------      --------   -------      --------   -------
  Balance, end of year                                     (500,095)   ($8,567)     (539,188)  ($9,130)     (496,499)  ($7,759)
                                                           ========    =======      ========   =======      ========   =======






Allowance for Unrealized Loss on Marketable Securities
  Balance, beginning of year                                              ($53)                  ($364)                  ($385)
  Change due to recognizing loss on securities                              53                     334                      -
  Net unrealized (loss) gain                                                                       (23)                     21
                                                                         -------                 -------                 ------
  Balance, end of year                                                      $0                    ($53)                  ($364)
                                                                         =======                 =======                 ======





Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                         ($144,553)              ($116,823)               ($92,932)
  Net income                                                            23,110                  20,466                  18,130
  Dividends declared to shareholders                                   (51,392)                (48,196)                (42,021)
                                                                     ----------              ----------               ---------
  Balance, end of year                                               ($172,835)              ($144,553)              ($116,823)
                                                                     ==========              ==========               =========


The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Twelve months ended December 31,
(In thousands)                                                       1995          1994         1993
                                                                 ------------   --------------------------
OPERATING ACTIVITIES
  Net income                                                          $23,110       $20,466      $18,130
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                                     34,900        29,801       25,375
     Rent abatements in lieu of leasehold improvements,
      net of tenant improvements retired                                 (951)         (812)      (1,185)
     Imputed interest and amortization of debt cost                       731           547          520
     Amortization of deferred compensation and
      forgiveness of officers' notes                                      531           621          591
     Write-down of investments                                             -          1,207           -
    Loss on sale of real estate                                           545            -            -
     Payment of trustees' fees in shares                                  136           132          185
     Net gain  on early extinguishment of debt                             -             -        (2,016)
  Changes in assets and liabilities
     Decrease (increase) in accounts receivable                           932          (400)      (5,345)
     Increase in prepaid expenses and other
      assets before depreciation and amortization                      (4,768)       (4,674)      (6,484)
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                                1,453        (1,161)       3,221
     Increase  (decrease) in accrued expenses, net of the premium
      put on the 5 1/4% convertible subordinated debentures             8,498          (528)       2,191
                                                                     --------       -------      -------
  Net cash provided by operating activities                            65,117        45,199       35,183

INVESTING ACTIVITIES
  Acquisition of real estate                                         (105,096)      (48,337)    (108,007)
  Capital expenditures                                                (33,829)      (42,286)     (34,267)
   (Issuance) payments of mortgage notes receivable, net                 (383)           (7)          21
   Issuance of notes receivable - officers, net                          (215)         (116)         (48)
  Proceeds from sale of real estate                                     1,782            -            -
  Net decrease  in temporary investments                                3,381           281       31,607
                                                                     --------       -------      -------
  Net cash used in investing activities                              (134,360)      (90,465)    (110,694)

FINANCING ACTIVITIES
  Proceeds of mortgage financings                                          -         22,500           -
  Regular payments on mortgages, capital leases and notes payable      (2,289)       (2,080)      (2,225)
  Balloon payments on mortgages and capital leases,
    including prepayment fees                                         (23,601)       (3,400)     (32,547)
  Borrowing (repayment) of short-term debt, net                       (14,635)       30,332       24,413
  Early retirement of 5 1/4% convertible debentures due 2002               -             -        (4,416)
  Redemption of 5 1/4% convertible debentures due 2002, including
      premium put                                                          -        (47,790)          -
  Redemption of 8 3/4% convertible debentures                              -             -          (176)
  Issuance (redemption) of senior notes, net of costs                 163,384            -       (50,505)
  Issuance of 5 1/4% convertible debentures due 2003,
      net of costs                                                         -             -        73,025
  Dividends paid                                                      (47,918)      (43,973)     (38,087)
  Issuance of shares                                                    1,682        84,247       79,489
  Decrease in minority interest                                          (854)         (210)        (141)
                                                                     --------       -------      -------
  Net cash  provided by financing activities                           75,769        39,626       48,830
                                                                     --------       -------      -------
Increase (decrease) in cash                                             6,526        (5,640)     (26,681)

Cash at beginning of year                                               3,995         9,635       36,316
                                                                     --------       -------      -------

Cash at end of year                                                   $10,521        $3,995       $9,635
                                                                     ========       =======      =======

The accompanying notes are an integral part of these statements.

  Federal Realty Investment Trust
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  December 31, 1995, 1994, and 1993


  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Federal Realty Investment Trust invests predominantly in income-producing real estate properties, primarily community and neighborhood shopping centers. Beginning in late 1994 the Trust expanded its investments to main street retail properties, retail buildings and shopping centers in densely developed urban and suburban areas. The Trust's leases with tenants are classified as operating leases and rental income is recognized on an accrual basis over the terms of the related leases.

       The Trust uses the straight-line method in providing for depreciation. Estimated useful lives range from three to 25 years on apartment buildings and improvements, and from three to 35 years on retail properties and improvements. Maintenance and repair costs are charged to operations as incurred. Major improvements are capitalized. The gain or loss resulting from the sale of properties is included in net income at the time of sale. The Trust has adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". The Trust does not hold any assets that meet the impairment criteria of FAS 121.

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

       The Trust consolidates the financial statements of one wholly owned subsidiary, eight partnerships, and a joint venture which are controlled by the Trust. The equity interests of other investors are reflected as investors' interest in consolidated assets. All significant intercompany transactions and balances are eliminated.

                                       F7

        The Trust defines cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances may exceed insurable amounts.

       Earnings per share are computed using the weighted average number of shares outstanding during the respective periods, including options. Options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant, there is no compensation expense of the options to the Trust.

       Inherent in the preparation of the Trust's financial statements are certain estimates. These estimates are prepared using management's best judgment, after considering past and current events.

       Certain previously reported amounts for 1994 and 1993 have been reclassified to assure comparability of all periods presented. See Note 10.

  NOTE 1: REAL ESTATE AND ENCUMBRANCES

            A summary of the Trust's properties at December 31, 1995 is as follows:

                                                Accumulated
                                              depreciation and
                                     Cost       amortization      Encumbrances
                                  ----------    ------------      ------------
  (in thousands)
  Retail properties               $  802,329        $134,397          $ 90,488
  Retail properties
    under capital leases             201,121          52,236           131,829
  Apartments                           6,232           4,162                 -
                                  ----------        --------      ------------
                                  $1,009,682        $190,795          $222,317
                                  ==========        ========      ============

       The Trust's 70 retail properties are located in 13 states and the District of Columbia, primarily along the East Coast between the Boston metropolitan area and Richmond, Virginia. There are approximately 1,700 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants account for 5% or more of revenue.

       The Trust purchased 19 retail properties during 1995 for a total cost of $120.6 million. The Trust also purchased a building abutting Flourtown Shopping Center, one of its existing centers, for $3.1 million. Finley Square Shopping Center in suburban Chicago was purchased on April 27, 1995 for $18.8 million in cash; Bristol Shopping Center in Bristol, Connecticut was purchased on September 22, 1995 for $19.6 million, by assuming a $11.3 million mortgage and by issuing 337,527 common shares valued at $7.3 million with the balance in cash; Park & Shop Center in Washington, D.C. was purchased on December 1, 1995 for $11.2 million in cash; and on December 21, 1995 Shirlington Shopping Center in Arlington, Virginia was purchased for $23.5

                                       F8
  million in cash. The retail building acquisitions during 1995 were as follows: seven buildings in West Hartford, Connecticut for $15.3 million; two buildings in Greenwich, Connecticut for $14.9 million; one building in Westport, Connecticut for $5.7 million; one building in Brookline, Massachusetts for $3.8 million; one building in Westfield, New Jersey for $2.2 million; two buildings in Evanston, Illinois for $3.6 million and one building in an infill space at Bethesda Row, one of its existing properties in Bethesda, Maryland, for $2.0 million. In connection with certain of these purchases, brokerage commissions of $671,000 were incurred to a company that is fifty percent owned by a brother of the Trust's president. These commissions were paid pursuant to a brokerage contract on terms comparable to terms contained in contracts which the Trust has with brokers providing similar services in other geographic areas.

       On August 1, 1995 the Trust sold the 111,000 square foot North City Shopping Center in New Castle, Pennsylvania for $1.8 million, resulting in a loss of $545,000.

       The Trust purchased four shopping centers in 1994. Idylwood Plaza in Falls Church, Virginia was purchased for $14.3 million in cash; North Lake Commons in Lake Zurich, Illinois was purchased for $10.9 million in cash; Garden Market Shopping Center in Western Springs, Illinois was purchased for $7.6 million in cash; and Queen Anne Plaza in Norwell, Massachusetts was purchased for $10.7 million in cash and a $1.1 million note which was paid in January 1995. In addition the Trust purchased a 3.9 acre parcel of land underlying a supermarket which adjoins its Bala Cynwyd Shopping Center for cash of $1.1 million and a retail building in Westport, Connecticut for cash of $3.8 million.

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

       Mortgage notes receivable consist of two notes in 1995 and 1994 and three notes in 1993 collateralized by shopping centers. All three notes were issued in connection with either the acquisition or sale of Trust properties. In 1994 one note for $700,000 with accrued interest thereon was deemed uncollectible and therefore was written off.

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

       Aggregate mortgage principal payments due during the next five years are $1.3 million, $1.4 million, $54.5 million, $532,000, and $583,000, respectively.

       Future minimum lease payments and their present value for property under capital leases as of December 31, 1995 are as follows:

  Year ending December 31,                             (in thousands)
  1996                                                      $ 12,953
  1997                                                        12,969
  1998                                                        13,002
  1999                                                        13,005
  2000                                                        13,441
  Thereafter                                                 547,387
                                                           ---------
                                                             612,757
  Less amount representing interest                         (480,928)
                                                           ---------
  Present value                                            $ 131,829
                                                           =========

  Leasing Arrangements
  --------------------

       The Trust's leases with retail property and apartment tenants are classified as operating leases. Leases on apartments are generally for a period of one year, whereas retail property leases generally range from three to 10 years and usually provide for contingent rentals based on sales and sharing of certain operating costs.

                                      F10

            The components of rental income are as follows:

 (in thousands)                           Year ended December 31,
                                     1995          1994          1993
                                   --------      --------     ----------
  Retail properties
    Minimum rents                  $111,454      $ 97,503      $ 81,291
    Cost reimbursements              23,961        23,774        18,171
    Percentage rent                   4,977         4,478         4,147
  Apartments - rents                  2,449         2,378         2,339
                                   --------      --------      --------
                                   $142,841      $128,133      $105,948
                                   ========      ========      ========

            The components of rental expense are as follows:

  (in thousands)                          Year ended December 31,
                                      1995        1994           1993
                                   --------     --------       --------
  Management fees and costs          $5,707      $  5,316      $  5,213
  Repairs and maintenance             8,140         9,238         6,452
  Utilities                           4,936         4,981         3,944
  Payroll - properties                3,230         4,094         3,205
  Ground rent                         2,852         2,510           375
  Insurance                           2,281         1,879         1,585
  Other operating                     7,947         7,812         5,745
                                   --------     ---------      --------
                                   $ 35,093      $ 35,830      $ 26,519
                                   ========      ========      ========

       Minimum future retail property rentals on noncancelable operating leases as of December 31, 1995 are as follows:

  Year ending December 31,                                   (in thousands)
  1996                                                         $120,878
  1997                                                          112,474
  1998                                                          100,554
  1999                                                           89,803
  2000                                                           77,526
  Thereafter                                                    347,620
                                                               --------
                                                               $848,855
                                                               ========

  NOTE 2. INVESTMENTS
  -------------------

       At December 31, 1994 the Trust's investments of $3.6 million consisted of $4.7 million of Olympia and York Senior First Mortgage Notes due March 20, 1999, which were carried at $3.1 million and $500,000 of marketable equity securities and mutual funds which were stated at market. In 1994 the Trust recognized an unrealized loss of $449,000 on these equity securities. In 1995 the Trust sold the equity securities realizing an additional loss of $54,000. The Olympia and York Senior Notes were also sold in 1995, at a gain of $200,000 over their recorded value. At December 31, 1995 investments consisted of mutual funds stated at market.

  NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
  -------------------------------------------

       The following disclosure of estimated fair value was determined by the Trust, using available market information and

                                      F11
  appropriate valuation methods. Considerable judgment is necessary to develop estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

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

                               December 31, 1995        December 31, 1994
  (in thousands)              Carrying      Fair       Carrying      Fair
                               Value        Value       Value        Value
                              -------------------      -------------------
  Cash & equivalents          $ 10,521   $ 10,521    $  3,995       $  3,995
  Investments                      261        261       3,588          3,588
  Mortgage notes
   receivable                   13,561     15,027      13,178         13,459
  Mortgages and notes
   payable                     140,468    146,801     164,664        165,700
  Convertible
   debentures                   75,289     66,932      75,289         54,585
  Senior notes                 165,000    176,653         -              -


  NOTE 4. NOTES PAYABLE
  ---------------------

       At December 31, 1995 and 1994 the Trust had notes payable of $50.0 million and $61.9 million, respectively. Of these balances, $40.1 million in 1995 and $54.7 million in 1994 were issued under the Trust's revolving credit facilities.

       The remaining balance of notes payable was issued in connection with the acquisition, leasing or renovation of properties. A $2.5 million noninterest bearing note which is due on or before December 16, 1996, was issued in September 1995 in connection with a lease transaction at Barracks Road. A note, with a balance of $1.4 million at December 31, 1995, was issued in connection with the buyout of a tenant at Queen Anne Plaza in January 1995. The noninterest bearing note of $2.2 million, due in annual installments of $200,000 for 11 years was recorded at its discounted value using an interest rate of 8 7/8%.

       In December 1994 the Trust issued a one month note payable January 1995 for $1.1 million in connection with the purchase of Queen Anne Plaza. A 10% note, payable in equal monthly installments with a final maturity in 2013, issued in connection with the renovation of Perring Plaza had a balance of $2.9 million in 1995 and $3.0 million in 1994. A note issued in connection with the acquisition of Federal Plaza, bearing interest at 11% and maturing in 1996, with a balance of $2.9 million in 1994 and $3.0 million in 1995 comprises the majority of the balance of the notes payable.

       At December 31, 1995 and 1994 the Trust had $130 million of unsecured medium term revolving credit facilities with four banks. The facilities, which bear interest at LIBOR plus 75 to 100 basis points at December 31, 1995, at LIBOR plus 85 to 100 basis points prior to December 1995, require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. The maximum drawn under these facilities during 1995 and 1994 was $66.8 million and $54.7 million, respectively. In 1995 and 1994 the weighted average interest rate on borrowings was 6.9% and 5.6%, respectively, and the average amount outstanding was $26.7 million and $26.3 million, respectively.


  NOTE 5. DIVIDENDS
  -----------------

      On November 27, 1995 the Trustees declared a quarterly cash dividend of $.41 per share, payable January 12, 1996 to shareholders of record January 2, 1996. For the years ended December 31, 1995, 1994 and 1993, $.43, $.75 and
  $.45 of dividends paid per share, respectively, represented a return of capital.

  NOTE 6. COMMITMENTS AND CONTINGENCIES
  -------------------------------------

       Pursuant to the provisions of the Loehmann's Plaza Limited Partnership Agreement, on or after September 1, 1995 the limited partner may require the Trust to purchase his interest in the Partnership at its then fair market value.

       The Congressional Plaza Shopping Center Joint Venture Agreement provides that upon six months advance notice the Trust can be required to purchase its pro rata share of one venturer's 22.5% or greater joint venture interest for a purchase price based on the appraised fair market value of the shopping center, but no less than the percentage of joint venture interest being sold multiplied by the difference between $17.5 million and the remaining principal balance of any liabilities of the Joint Venture.

       The State of New Jersey Division of Taxation assessed the Trust $364,000 in taxes, penalty and interest for the years 1985 through 1990, since the State disallowed the dividends paid deduction in computing New Jersey taxable income. The Trust protested this assessment since the Trust believed that it was entitled to the deduction. The case was dismissed in December 1995 in favor of the Trust.

       As previously reported,certain of the Trust's shopping centers have some environmental contamination. The North Carolina Department of the Environment, Health and Natural

                                      F13

  Resources ("DEHNR") issued a Notice of Violation ("NOV") against a former dry cleaner tenant at Eastgate Shopping Center in Chapel Hill, North Carolina concerning a spill at the shopping center. As owner of the shopping center, the Trust was named in and received a copy of the NOV. Estimates to remediate the spill range from $300,000 to $500,000. The Trust has entered into an agreement with two previous owners of the shopping center to share the costs to assess and remediate. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the cleanup costs.

       In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust has not determined what the range of remediation costs might be, but does not believe that the costs will have a material effect upon the Trust's financial condition. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

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

       A nonqualified deferred compensation plan for Trust officers was established in 1994. The plan allows the officers to defer future income until the earlier of age 65 or termination of employment with the Trust. As of December 31, 1995, the Trust is liable to participants for approximately $261,000 under this plan. Although this is an unfunded plan, the Trust has purchased certain investments with which to match this obligation.

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

       The Trust had previously entered into employment agreements with its President and certain other key employees for terms of up to three years, which automatically renewed at the end of each month unless either party notified the other that it elected not to extend the term. During 1994 the Trust offered certain of the employees covered under these agreements, other than the President, a severance agreement in lieu of the employment agreement. Two employees retained their employment agreements, which agreements now have a fixed declining term. The severance agreement prescribes that, among other things, if the employee is terminated without cause, he/she is entitled to salary for up to 18 months and benefits for up to nine months.

       As of December 31, 1995 in connection with the renovation of certain shopping centers, the Trust has contractual obligations of $7.4 million. In addition the Trust is contractually obligated under leases to provide up to $6.0 million in building and tenant improvements.

  The Trust is obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows:

                                                    (in thousands)
  1996                                                  $2,851
  1997                                                   2,851
  1998                                                   2,851
  1999                                                   2,859
  2000                                                   2,855
  Thereafter                                           157,799
                                                      --------
                                                      $172,066
                                                      ========

  NOTE 7. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
  ---------------------------------------------------

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

      At December 1995 and 1994 the Trust had outstanding $289,000 of 5 1/4% convertible subordinated debentures due 2002. The

                                      F15
  debentures which are convertible into shares of beneficial interest at $30.625 were not registered under the Securities Act of 1933 and were not publicly distributed within the United States.

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

  NOTE 8. SENIOR NOTES
  --------------------

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

       In January 1995 the Trust executed a five year interest rate swap on $25.0 million, whereby the Trust swapped fixed interest payment obligations of 8.1% for a floating rate interest payment of three month LIBOR. The floating rate during the first quarter of 1995 was 6.2%. In May 1995 the swap was terminated and the Trust sold the swap for $1.5 million, which is being amortized as a deduction to interest expense over the remaining term.

       On April 21, 1995 the Trust issued $25.0 million of senior notes, netting $24.9 million after deducting discounts and costs. The notes, which are due April 21, 2002 and bear interest at 8%, payable semiannually on April 21 and October 21, were issued at a price of 99.683%.

       On December 8, 1995 the Trust issued an additional $40.0 million of senior notes, netting $39.6 million after deducting costs. The notes, which mature on December 1, 2005 and bear interest at 6 5/8%, payable June 1 and December 1, were issued at a price of 99.3%.

  NOTE 9. SHAREHOLDERS' EQUITY
  ----------------------------

       In September 1995 the Trust issued 337,527 shares of beneficial interest valued at $7.3 million in partial consideration for the purchase of Bristol Shopping Center.

       In April 1994 the Trust raised net proceeds of $61.3 million from a public offering of 2.5 million shares of beneficial

                                      F16
  interest ("shares"). In a concurrent offering of 840,000 shares to an institutional investor, the Trust raised net proceeds of $21.7 million. In April 1993 the Trust sold 2.8 million shares in a public offering, raising net proceeds of $72.8 million. In December 1993 the Trust sold 220,000 shares for $5.4 million in a private placement in connection with the long term lease of a property.

       The Trust has a Dividend Reinvestment Plan, whereby shareholders may use their dividends to purchase shares. In November 1995 and March 1993, the Trust registered an additional 1.0 million shares and 500,000 shares, respectively, with the Securities and Exchange Commission in connection with the plan. In 1995, 1994, and 1993, 193,965 shares, 162,466 shares and 131,620 shares, respectively, were issued under the Plan.

       On January 1, 1994 under the terms of the 1993 Long Term Incentive Plan, an officer of the Trust purchased 40,000 common shares at $25 per share with the assistance of a $1.0 million loan from the Trust. The loan, which has a term of 12 years, bears interest at 6.24%. Forgiveness of up to 75% of the loan is subject to the future performance of the Trust. One eighth of the loan was forgiven on January 31, 1995; another one sixteenth was forgiven on January 31, 1996 as certain performance criteria of the Trust were met.

       In January 1991 the Trustees adopted the Federal Realty Investment Trust Share Purchase Plan. Under the terms of this plan, officers and certain employees of the Trust purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from the Trust. Originally, the Plan called for one sixteenth of the loan to be forgiven each year for eight years, as long as the participant was still employed by the Trust. The loans for all participants, but two, were modified in 1994 to extend the term an additional four years and to tie forgiveness in 1995 and thereafter to certain performance criteria of the Trust. One sixteenth of the loan was forgiven in 1995. The Trust has loaned participants $839,000 to pay the taxes due in connection with the plan. The purchase loans and the tax loans bear interest at 9.39%. The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans are satisfied and the term has expired.

       Under the terms of the 1988 Share Bonus Plan, 108,000 shares were granted to officers and key employees. During the year ended December 31, 1993, the last 4,000 shares were vested and charged to operations. In connection with these shares, the Trust has made loans to the participants to pay the taxes due in connection with the plan. The notes bear interest at the lesser of
  (i) the Trust's borrowing rate or (ii) the Trust's current indicated annual dividend rate divided by the purchase price of such shares. Notes issued under this plan are being forgiven over three years from issuance if the officer is still employed by the Trust. During the years ended December 31, 1995, 1994 and 1993, $49,000, $74,000 and $80,000, respectively, was forgiven. The tax loans under this plan and the share purchase plan are recorded as notes receivable-officers.

                                      F17

       In connection with a restricted share grant, the Trust accepted from the President a noninterest bearing note for $210,000. One installment of $105,000 was paid on the note in 1992 and the second installment is due April 15, 2001.

  In 1987 the Trust purchased approximately $887,000 worth of shares of other
  real estate investment trusts ("REITs") as a long term investment.   In 1994
  the Trust recognized an unrealized loss of $449,000 on these shares, since the decline in value of one investment appeared to be permanent. Due to temporary price declines in the other REITs, the Trust had an allowance for unrealized losses of $53,000 as of December 31, 1994. The Trust sold these shares in 1995, recognizing an additional loss of $54,000.

       At December 31, 1995, the Trust had 61,328 shares in treasury at a cost of $1.2 million . At December 31, 1994 and 1993, the Trust had 60,200 shares in treasury at a cost of $1.1 million.

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

  NOTE 10. STOCK OPTION PLAN
  --------------------------

       The 1993 Long Term Incentive Plan ("Plan") was approved by shareholders in May 1993. On the date of approval, 472,500 options were awarded to officers, employees and nonemployee Trustees. On December 16, 1993, 69,000 options were awarded to employees. Under the Plan, on each annual meeting date during the term of the plan, each nonemployee Trustee will be awarded 2,500 options. Accordingly on each of May 10, 1995 and May 4, 1994, 20,000 options were awarded to nonemployee Trustees. On February 15, 1995, 719,000 stock options at $20.75 per share were granted to employees of the Trust.

       The option price to acquire shares under the 1993 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, the Trust has outstanding from its officers and employees notes for $1.9 million. The notes issued under the 1993 plan bear interest at the dividend rate on the date of exercise divided by the purchase price of such shares. The notes issued under the previous plans bear interest at the lesser of (i) the Trust's borrowing rate or (ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by the shares and are with recourse. In September 1995 the terms of the option loans were modified. The loans, which previously had a five year term, may now have a term extending to the employee's or officer's retirement date. Consequently these loans are now

                                      F18
  being classified as subscriptions receivable, a component of stockholder's equity, rather than as notes receivable-officers. The 1994 and 1993 balances of notes receivable-officers and subscriptions receivable have been reclassified to allow comparability.

                                              Shares available                                Outstanding
                                                 for future               Options                Price
                                                option grants              Shares              per share
                                              ----------------            -------             ------------
  December 31,1992                                  171,537               373,250
   Expiration of 1989 plan                         (171,537)                   -
   Adoption of 1993 plan                          6,000,000                    -
   Options granted                                 (541,500)              541,500             $25.75-$26.00
   Options exercised                                      -               (53,384)            $15.00-$24.125
   Options expired                                    2,500                (8,250)            $20.875-$26.00
                                                  ---------             ---------
  December 31, 1993                               5,461,000               853,116
   Options granted                                  (20,000)               20,000             $24.875
   Options exercised                                      -               (47,240)            $18.00-$22.625
   Options expired                                                         (1,750)            $20.875-$25.75
                                                  ---------             ---------
  December 31, 1994                               5,441,000               824,126
   Options granted                                 (739,000)              739,000             $20.75-$22.00
   Options exercised                                    ---               (20,744)            $15.00-$20.875
   Options expired                                                        (47,750)            $17.25-$26.00
                                                  ---------             ---------
  December 31, 1995                               4,702,000             1,494,632
                                                  =========             =========


  NOTE 11. SAVINGS AND RETIREMENT PLAN
  ------------------------------------

       The Trust has a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Under the plan, the Trust, out of its current net income, contributed 50% of each employee's contribution. Employees' contributions range, at the discretion of each employee, from 1% to 5% of compensation. In addition, the Trust may make discretionary contributions within the limits of deductibility set forth by the Code. Employees of the Trust, who work over 1,000 hours annually, are eligible to become plan participants. The Trust's expense for the years ended December 31, 1995, 1994 and 1993 was $158,000, $147,000 and $133,000,
  respectively. In 1995 the Trust recorded a liability for an additional contribution of 1% of salary for all nonofficer employees who are eligible for the 401(k) plan; this is in addition to another 1% of salary which will be paid to all eligible nonofficer employees as a bonus for 1995.

       The plan was amended in December 1995 so that effective January 1, 1996 nonofficer participants may defer compensation to the maximum levels allowable, currently the lesser of $9,500 or 17% of income. The Trust will continue to contribute 50% of the deferral up to 5% of compensation.


  NOTE 12. INTEREST EXPENSE
  -------------------------

       The Trust incurred interest expense totaling $40.2 million, $31.8 million and $31.8 million, in 1995, 1994 and 1993, respectively, of which $975,000, $348,000 and $216,000,

                                      F19
  respectively, was capitalized. Interest paid was $33.4 million in 1995, $39.9 million in 1994 which included $8.0 million of the premium on the 5 1/4% convertible subordinated debentures which were redeemed in April 1994, and $31.4 million in 1993.

  NOTE 13. SUBSEQUENT EVENTS
  --------------------------

       On February 16, 1996, 58,681 options at $21.125 were issued to employees of the Trust.

       On February 28, 1996 the Trust purchased two buildings in Winter Park, Florida for a combined purchase price of $6.7 million.

  NOTE 14. QUARTERLY DATA (UNAUDITED)
  -----------------------------------

       The following summary represents the results of operations for each quarter in 1995 and 1994:

 (in thousands, except per share amounts)
                                                 Net           Earnings
                                 Revenue       Income          per share
                                 -------       ------          ---------
  1995
  ----
  March 31                       $36,927       $6,623            $.21
  June 30                         36,989        5,203 (1)         .16
  September 30                    38,973        5,918             .19
  December 31                     41,500        5,366             .16

  1994
  ----
  March 31                       $33,692       $4,083            $.15
  June 30                         32,794        5,206             .17
  September 30                    34,796        4,966             .16
  December 31                     36,482        6,211             .19

  (1) Income before loss on sale of real estate was $5.7 million or $.18 per share.

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE  III
              SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

           COLUMN A                COLUMN B             COLUMN C                  COLUMN D                 COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                          Initial cost to company                Gross amount  at which
                                                                              Cost Capitalized     carried at close of period
                                                                Building and    Subsequent to                    Building and
         Descriptions            Encumbrance         Land       Improvements     Acquisition         Land        Improvements
---------------------------------------------------------------------------------------------------------------------------------
ALLWOOD (New Jersey)                $3,569,000    $                $3,920,000         $231,000   $                  $4,151,000
ANDORRA (Pennsylvania)                               2,432,000     12,346,000        1,529,000       2,432,000      13,875,000
BALA CYNWYD (Pennsylvania)                           3,565,000     14,466,000        1,520,000       3,565,000      15,986,000
BARRACKS ROAD (Virginia)            21,765,000       4,363,000     16,459,000       11,080,000       4,363,000      27,539,000
BETHESDA AVENUE ROW (Maryland)      12,576,000         459,000     20,409,000        1,478,000         459,000      21,887,000
BLUESTAR  (New Jersey)              27,238,000                     29,922,000        1,235,000                      31,157,000
BRAINERD VILLAGE (Tennessee)                         1,920,000      8,006,000        3,649,000       1,920,000      11,655,000
BRICK PLAZA (New Jersey)            21,362,000                     24,715,000       10,851,000                      35,566,000
BRISTOL (Connecticut)               11,221,000       3,856,000     15,959,000                0       3,856,000      15,959,000
BRUNSWICK  (New Jersey)             11,338,000                     12,456,000          890,000                      13,346,000
CLIFTON (New Jersey)                 3,319,000                      3,646,000          117,000                       3,763,000
CONGRESSIONAL PLAZA (Maryland)                       2,793,000      7,424,000       23,134,000       2,793,000      30,558,000
CONNECTICUT RETAIL BUILDINGS (11)                   18,377,000     21,557,000        1,087,000      18,377,000      22,644,000
CROSSROADS (Illinois)                                4,635,000     11,611,000          773,000       4,635,000      12,384,000
DEDHAM PLAZA (Massachusetts)                        12,369,000     12,918,000          537,000      12,369,000      13,455,000
EASTGATE (North Carolina)                            1,608,000      5,775,000        4,283,000       1,608,000      10,058,000
ELLISBURG CIRCLE (New Jersey)                        4,028,000     11,309,000        9,608,000       4,028,000      20,917,000
FALLS PLAZA (Virginia)               4,327,000         530,000        735,000        1,319,000         530,000       2,054,000
FEASTERVILLE (Pennsylvania)            837,000                      1,600,000        2,420,000                       4,020,000
FEDERAL PLAZA (Maryland)            28,797,000      10,216,000     17,895,000       31,065,000      10,216,000      48,960,000
FINLEY SQUARE (Illinois)                             9,252,000      9,544,000          568,000       9,252,000      10,112,000
FLOURTOWN (Pennsylvania)                             1,345,000      3,943,000        1,539,000       1,345,000       5,482,000
FOREST CITY (Michigan)                                 525,000      1,601,000        2,069,000         525,000       3,670,000
GAITHERSBURG SQUARE (Maryland)                       7,701,000      5,271,000        9,630,000       7,701,000      14,901,000
GARDEN MARKET (Illinois)                             2,677,000      4,829,000          254,000       2,677,000       5,083,000
GOVERNOR PLAZA (Maryland)                            2,068,000      4,905,000        9,818,000       2,068,000      14,723,000
HAMILTON (New Jersey)                4,920,000                      5,405,000        1,776,000                       7,181,000
HUNTINGTON (New York)               14,571,000                     16,008,000        4,230,000                      20,238,000
IDYLWOOD PLAZA (Virginia)                            4,308,000     10,026,000          225,000       4,308,000      10,251,000
ILLINOIS RETAIL BUILDINGS (2)                        1,291,000      2,325,000           24,000       1,291,000       2,349,000
LANCASTER (Pennsylvania)             1,231,000                      2,103,000        2,541,000                       4,644,000
LANGHORNE SQUARE (Pennsylvania)                        720,000      2,974,000        8,243,000         720,000      11,217,000
LAUREL (Maryland)                                    7,458,000     22,525,000       12,148,000       7,458,000      34,673,000
LAWRENCE PARK (Pennsylvania)         4,144,000                      7,160,000        5,390,000                      12,550,000
LOEHMANN'S PLAZA (Virginia)          6,499,000       1,237,000     15,096,000        4,484,000       1,248,000      19,569,000
MASSACHUSETTS RETAIL BLDG (1)                        1,873,000      1,884,000           32,000       1,873,000       1,916,000
MID PIKE PLAZA (Maryland)           10,041,000                     10,335,000        5,257,000                      15,592,000
NEW JERSEY RETAIL BUILDINGS (1)                        737,000      1,466,000          111,000         737,000       1,577,000
NORTHEAST (Pennsylvania)             1,500,000       1,152,000     10,596,000        8,549,000       1,152,000      19,145,000
NORTHEAST PLAZA (Georgia)                            6,930,000     26,236,000        5,073,000       6,933,000      31,306,000
NORTH LAKE COMMONS (Illinois)                        2,529,000      8,604,000          275,000       2,529,000       8,879,000
OLD KEENE MILL (Virginia)            7,094,000         638,000        998,000        2,483,000         638,000       3,481,000
PAN AM SHOPPING CENTER (Virginia)                    8,694,000     12,929,000        2,330,000       8,694,000      15,259,000
PARK & SHOP (District of Columbia)                   4,840,000      6,319,000           73,000       4,840,000       6,392,000
PERRING PLAZA (Maryland)                             2,800,000      6,461,000       14,261,000       2,800,000      20,722,000
QUEEN ANNE PLAZA (Massachusetts)                     3,319,000      8,457,000        2,099,000       3,319,000      10,556,000
QUINCE ORCHARD PLAZA (Maryland)                      3,197,000      7,949,000        3,065,000       2,928,000      11,283,000
ROLLINGWOOD APTS. (Maryland)                           552,000      2,246,000        3,433,000         572,000       5,659,000
RUTGERS (New Jersey)                13,135,000                     14,429,000          610,000                      15,039,000
SHILLINGTON (Pennsylvania)             716,000                      1,387,000        1,595,000                       2,982,000
SHIRLINGTON (Virginia)                               8,761,000     14,808,000                0       8,761,000      14,808,000

                                                                COLUMN F      COLUMN G    COLUMN H         COLUMN I
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Life on which
                                                             Accumulated        Date                 depreciation in latest
                                                          Depreciation and       of        Date        income statements
                                                 Total      Amortization     Construction  Acquired       is computed
------------------------------------------------------------------------------------------------------------------------------
ALLWOOD (New Jersey)                             $4,151,000        $834,000       1958      12/12/88          35 years
ANDORRA (Pennsylvania)                           16,307,000       3,192,000       1953      01/12/88          35 years
BALA CYNWYD (Pennsylvania)                       19,551,000       1,042,000       1955      09/22/93          35 years
BARRACKS ROAD (Virginia)                         31,902,000       9,388,000       1958      12/31/85          35 years
BETHESDA AVENUE ROW (Maryland)                   22,346,000       1,136,000    1945-1991    12/31/93          35 years
BLUESTAR  (New Jersey)                           31,157,000       6,339,000       1959      12/12/88          35 years
BRAINERD VILLAGE (Tennessee)                     13,575,000       2,994,000       1960      12/31/87          35 years
BRICK PLAZA (New Jersey)                         35,566,000       5,178,000       1958      12/28/89          35 years
BRISTOL (Connecticut)                            19,815,000         113,000       1959       9/22/95          35 years
BRUNSWICK  (New Jersey)                          13,346,000       2,817,000       1957      12/12/88          35 years
CLIFTON (New Jersey)                              3,763,000         751,000       1959      12/12/88          35 years
CONGRESSIONAL PLAZA (Maryland)                   33,351,000       8,391,000       1965      04/01/65          20 years
CONNECTICUT RETAIL BUILDINGS (11)                41,021,000         317,000    1900-1991    1994-1995         35 years
CROSSROADS (Illinois)                            17,019,000         907,000       1959      07/19/93          35 years
DEDHAM PLAZA (Massachusetts)                     25,824,000         778,000       1959      12/31/93          35 years
EASTGATE (North Carolina)                        11,666,000       3,431,000       1963      12/18/86          35 years
ELLISBURG CIRCLE (New Jersey)                    24,945,000       2,186,000       1959      10/16/92          35 years
FALLS PLAZA (Virginia)                            2,584,000       1,517,000       1962      09/30/67        22 3/4 years
FEASTERVILLE (Pennsylvania)                       4,020,000       2,705,000       1958      07/23/80          20 years
FEDERAL PLAZA (Maryland)                         59,176,000       7,463,000       1970      06/29/89          35 years
FINLEY SQUARE (Illinois)                         19,364,000         158,000       1974      04/27/95          35 years
FLOURTOWN (Pennsylvania)                          6,827,000       1,301,000       1957      04/25/80          35 years
FOREST CITY (Michigan)                            4,195,000       1,572,000       1964      03/29/73        25 3/4 years
GAITHERSBURG SQUARE (Maryland)                   22,602,000         641,000       1966      04/22/93          35 years
GARDEN MARKET (Illinois)                          7,760,000         186,000       1958      07/28/94          35 years
GOVERNOR PLAZA (Maryland)                        16,791,000       5,114,000       1963      10/01/85          35 years
HAMILTON (New Jersey)                             7,181,000       1,642,000       1961      12/12/88          35 years
HUNTINGTON (New York)                            20,238,000       3,806,000       1962      12/12/88          35 years
IDYLWOOD PLAZA (Virginia)                        14,559,000         488,000       1991      04/15/94          35 years
ILLINOIS RETAIL BUILDINGS (2)                     3,640,000           6,000    1900-1927     1995             35 years
LANCASTER (Pennsylvania)                          4,644,000       2,667,000       1958      04/24/80          22 years
LANGHORNE SQUARE (Pennsylvania)                  11,937,000       3,330,000       1966      01/31/85          35 years
LAUREL (Maryland)                                42,131,000       9,152,000       1956      08/15/86          35 years
LAWRENCE PARK (Pennsylvania)                     12,550,000       8,335,000       1972      07/23/80          22 years
LOEHMANN'S PLAZA (Virginia)                      20,817,000       7,558,000       1971      07/21/83          35 years
MASSACHUSETTS RETAIL BLDG (1)                     3,789,000          18,000       1930      09/07/95          35 years
MID PIKE PLAZA (Maryland)                        15,592,000       5,786,000       1963      05/18/82          35 years
NEW JERSEY RETAIL BUILDINGS (1)                   2,314,000               0       1940      08/16/95          35 years
NORTHEAST (Pennsylvania)                         20,297,000       5,353,000       1959      08/30/83          35 years
NORTHEAST PLAZA (Georgia)                        38,239,000       9,336,000       1952      12/31/86          35 years
NORTH LAKE COMMONS (Illinois)                    11,408,000         419,000       1989      04/27/94          35 years
OLD KEENE MILL (Virginia)                         4,119,000       1,810,000       1968      06/15/76        33 1/3 years
PAN AM SHOPPING CENTER (Virginia)                23,953,000       1,531,000       1979      02/05/93          35 years
PARK & SHOP (District of Columbia)               11,232,000               0       1930      12/01/95          35 years
PERRING PLAZA (Maryland)                         23,522,000       4,826,000       1963      10/01/85          35 years
QUEEN ANNE PLAZA (Massachusetts)                 13,875,000         419,000       1967      12/23/94          35 years
QUINCE ORCHARD PLAZA (Maryland)                  14,211,000         878,000       1975      04/22/93          35 years
ROLLINGWOOD APTS. (Maryland)                      6,231,000       4,162,000       1960      01/15/71          25 years
RUTGERS (New Jersey)                             15,039,000       2,947,000       1973      12/12/88          35 years
SHILLINGTON (Pennsylvania)                        2,982,000       1,764,000       1956      07/23/80          20 years
SHIRLINGTON (Virginia)                           23,569,000               0       1940      12/21/95          35 years


           COLUMN A                COLUMN B             COLUMN C                  COLUMN D                 COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                          Initial cost to company                Gross amount  at which
                                                                              Cost Capitalized     carried at close of period
                                                                Building and    Subsequent to                    Building and
         Descriptions            Encumbrance         Land       Improvements     Acquisition         Land        Improvements
---------------------------------------------------------------------------------------------------------------------------------
TOWN & COUNTRY (Louisiana)                           1,326,000      3,440,000          601,000       1,326,000       4,041,000
TOWN & COUNTRY (Illinois)                              904,000      2,483,000        4,893,000         904,000       7,376,000
TROY (New Jersey)                    2,832,000                      5,193,000        5,397,000                      10,590,000
TYSONS STATION (Virginia)            4,319,000         388,000        453,000        2,351,000         475,000       2,717,000
WESTFALLS (Virginia)                 4,966,000         538,000        535,000        2,066,000         559,000       2,580,000
WILDWOOD (Maryland)                                  9,111,000      1,061,000        5,163,000       9,111,000       6,224,000
WILLIAMSBURG (Virginia)                              2,758,000      7,160,000        2,529,000       2,758,000       9,689,000
WILLOW GROVE (Pennsylvania)                          1,600,000      6,643,000       16,641,000       1,600,000      23,284,000
WILLOW LAWN (Virginia)                               3,192,000      7,723,000       38,840,000       3,192,000      46,563,000
------------------------------------------------------------------------------------------------------------------------------
TOTALS                            $222,317,000    $175,572,000   $536,638,000     $297,472,000    $175,445,000    $834,237,000
                                   ===========     ===========    ===========      ===========     ===========     ===========

                                                                COLUMN F      COLUMN G    COLUMN H         COLUMN I
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Life on which
                                                              Accumulated       Date                 depreciation in latest
                                                            Depreciation and     of         Date      income statements
                                                  Total       Amortization  Construction  Acquired       is computed
------------------------------------------------------------------------------------------------------------------------------
TOWN & COUNTRY (Louisiana)                        5,367,000         647,000     1974    12/31/90           35 years
TOWN & COUNTRY (Illinois)                         8,280,000       5,729,000     1968    10/15/73           25 years
TROY (New Jersey)                                10,590,000       5,552,000     1966    07/23/80           22 years
TYSONS STATION (Virginia)                         3,192,000       2,369,000     1954    01/17/78           17 years
WESTFALLS (Virginia)                              3,139,000       1,771,000     1960    10/05/72           25 years
WILDWOOD (Maryland)                              15,335,000       4,505,000     1958    05/05/69         33 1/3 years
WILLIAMSBURG (Virginia)                          12,447,000       3,029,000     1961    04/30/86           35 years
WILLOW GROVE (Pennsylvania)                      24,884,000       6,832,000     1953    11/20/84           35 years
WILLOW LAWN (Virginia)                           49,755,000      13,677,000     1957    12/05/83           35 years
---------------------------------            -------------------------------
TOTALS                                       $1,009,682,000    $190,795,000
                                              =============     ===========

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
                    SUMMARY OF REAL ESTATE AND ACCUMULATED
                          DEPRECIATION - CONTINUED
                          Three Years Ended December 31, 1995


                         Reconciliation of Total Cost
                       ---------------------------------------

Balance, January 1, 1993                                     $598,867,000
  Additions during period
     Acquisitions                                             123,083,000
     Improvements                                              37,110,000
  Deduction during period - disposition
  of property and miscellaneous retirements                      (972,000)
                                                          ---------------

Balance, December 31, 1993                                    758,088,000
  Additions during period
    Acquisitions                                               49,438,000
     Improvements                                              46,916,000
  Deductions during period - miscellaneous retirements         (1,720,000)
                                                                ---------

Balance, December 31, 1994                                    852,722,000
  Additions during period
    Acquisitions                                              123,722,000
     Improvements                                              38,001,000
  Deduction during period - disposition
  of property and miscellaneous retirements                    (4,763,000)
                                                                ---------

Balance, December 31, 1995                                 $1,009,682,000
                                                           --------------

 (A) For Federal tax purposes, the aggregate cost basis is approximately $892,762,000 as of December 31, 1995.

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
                    SUMMARY OF REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED
                           Three Years Ended December 31, 1995


          Reconciliation of Accumulated Depreciation and Amortization
        -------------------------------------------------------------------

Balance, January 1, 1993                                $113,182,000
  Additions during period
   Depreciation and amortization expense                  22,643,000
  Deductions during period - disposition of
  property and miscellaneous retirements                    (780,000)
                                                      --------------

Balance, December 31, 1993                               135,045,000
  Additions during period
   Depreciation and amortization expense                  26,681,000
  Deductions during period - miscellaneous
  retirements                                             (1,090,000)
                                                      --------------

Balance, December 31, 1994                               160,636,000
  Additions during period
   Depreciation and amortization expense                  31,550,000
  Deductions during period - disposition of
  property and miscellaneous retirements                  (1,391,000)
                                                           ---------

Balance, December 31, 1995                              $190,795,000
                                                      ==============

                        FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                         Year Ended December 31, 1995


       Column A              Column B          Column C          Column D             Column E         Column F        Column G
 -------------------      -------------      ------------    ----------------       ------------     ------------   --------------
                                                                                                                       Carrying
                                                             Periodic Payment                         Face Amount      Amount of
 Description of Lien      Interest Rate      Maturity Date        Terms             Prior Liens       of Mortgage     Mortgages (1)
 -------------------      -------------      ------------    ----------------       ------------     ------------   ---------------
Leasehold mortgage         10%               December 2003   Interest only              ---            10,000,000    10,000,000 (2)
on shopping                                                  monthly; $10,000,000
center in New Jersey                                         balloon payment
                                                             December 2003

Mortgage on                10%               January 1997    Interest only              ---             4,020,000     3,182,000 (3)
shopping center                                              monthly; balloon
in New Jersey                                                payment January 1997

Mortgage on retail         Greater of prime  November 1997   Interest only                                900,000       379,000 (4)
buildings in Philadelphia   plus 2% or 10%                   monthly; balloon
                                                             payment January 1997
                                                                                    ------------     ------------   -----------
                                                                                        ---           $14,920,000   $13,561,000
                                                                                    ============     ============   ===========

1) For Federal tax purposes, the aggregate tax basis is approximately $13,561,000 as of December 31, 1995. No payments are delinquent on these mortgages.

2) This mortgage is extendable for up to 45 years with interest increasing to a maximum of 11%.

3) This mortgage is available for up to $4,020,000. At December 31, 1994, $3,178,000 was outstanding.

4) This mortgage is available for up to $900,000.

                        FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE IV
                    MORTGAGE LOANS ON REAL ESTATE-CONTINUED
                         Year Ended December 31, 1995

                                                        RECONCILIATION OF
                                                         CARRYING AMOUNT
                                                        -----------------
Balance, January 1, 1993                                   $16,693,000
  Additions during period
    Increase in existing loan                                   47,000
  Deductions during period
    First trust on wrap mortgage
     transferred to borrower                                (2,801,000)
    Collections of principal                                   (68,000)
                                                        -----------------
Balance, December 31, 1993                                  13,871,000
  Additions during period
    Increase in existing loan                                    7,000
  Deductions during period
  Wrap portion of wrap mortgage
    written off as uncollectible                               (700,000)
                                                        -----------------
Balance, December 31, 1994                                   13,178,000
  Additions during period
    Increase in existing loan                                     4,000
    Issuance of loan                                            379,000
                                                        -----------------
Balance, December 31, 1995                                  $13,561,000
                                                        =================

  Report of Independent Certified Public Accountants
  --------------------------------------------------
  on Supplemental Information
  ---------------------------

  Trustees and Shareholders
  Federal Realty Investment Trust

  In connection with our audit of the consolidated financial statements of Federal Realty Investment Trust referred to in our report dated February 9, 1996 which is included in this Form 10-K, we have also audited Schedules III and IV as of December 31, 1995 and for each of the three years then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

  Grant Thornton LLP
  Washington, D.C.
  February 9,  1996