Form 10-Q
period 1996-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 1996-05-14
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended:  March 31, 1996
                    --------------------------------------
                          Commission File No. 1-7533
                          --------------------------


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


                                (301) 652-3360
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X  .         No      .
         -----             -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                  Outstanding at May 6, 1996
- ------------------------------------            --------------------------
Common Shares of Beneficial Interest                 32,233,678


This report contains 17 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                March 31, 1996


                                   I N D E X

PART I.  FINANCIAL INFORMATION                                  PAGE NO.

         Accountants' Report                                       4

         Consolidated Balance Sheets                               5
         March 31, 1996 (unaudited) and
         December 31, 1995 (audited)

         Consolidated Statements of Operations (unaudited)         6
         Three months ended March 31, 1996 and 1995

         Consolidated Statements                                   7
         of Shareholders' Equity (unaudited)
         Three months ended March 31, 1996 and 1995

         Consolidated Statements of Cash Flows (unaudited)         8
         Three months ended March 31, 1996 and 1995

         Notes to Financial Statements                          9-11

         Management's Discussion and Analysis of               12-16
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                        17

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                March 31, 1996


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


               The balance sheet as of December 31, 1995 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 9, 1996. All other financial information presented is unaudited but has been reviewed as of March 31, 1996 and for each of the three months ended March 31, 1996 and 1995 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
- --------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of March 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 9, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is stated fairly, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                              Grant Thornton LLP

Washington, D.C.
May 7, 1996

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                              March 31,     December 31,
                                                1996           1995
                                            ------------    ------------
                                                   (in thousands)
                  ASSETS
Investments
  Real estate, at cost                       $1,024,712      $1,009,682
  Less accumulated depreciation and
   amortization                                (198,910)       (190,795)
                                             ----------      ----------
                                                825,802         818,887
  Mortgage notes receivable                      14,077          13,561
                                             ----------      ----------
                                                839,879         832,448
Other Assets
  Cash                                            8,252          10,521
  Investments                                       485             261
  Notes receivable - officers                     1,195           1,011
  Accounts receivable                            15,813          15,091
  Prepaid expenses and other assets,
   principally property taxes and lease
   commissions                                   23,133          22,987
  Debt issue costs (net of accumulated
   amortization of $4,023,000 and
   $3,918,000, respectively)                      3,671           3,835
                                             ----------      ----------
                                              $ 892,428      $  886,154
                                             ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases            $ 131,537      $  131,829
  Mortgages payable                              90,171          90,488
  Notes payable                                  66,347          49,980
  Accrued expenses                               17,905          19,048
  Accounts payable                                5,660           8,571
  Dividends payable                              13,213          13,191
  Security deposits                               3,110           3,083
  Prepaid rents                                   1,108             787
Senior notes                                    165,000         165,000
5 1/4% Convertible subordinated debentures       75,289          75,289
Investors' interest in consolidated assets        1,262           1,420
Commitments and contingencies                         -               -

Shareholders' equity
  Common shares of beneficial interest, no
   par or stated value, unlimited
   authorization, issued 32,288,818 and
   32,221,670 shares, respectively              510,313         508,870
Accumulated dividends in excess of Trust
 net income                                    (180,022)       (172,835)
Allowance for unrealized loss on
 marketable securities                                -               -
                                             ----------      ----------
                                                330,291         336,035

Less 62,386 and 61,328 common shares in
treasury-at cost, respectively, deferred
compensation and subscriptions receivable        (8,465)         (8,567)
                                             ----------      ----------
                                                321,826         327,468
                                             ----------      ----------
                                             $  892,428      $  886,154
                                             ==========      ==========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
(unaudited)

                                            Three months ended March 31,
                                                1996             1995
                                            -----------      -----------
(In thousands, except per share data)
Revenue
  Rental income                               $40,747           $34,407
  Interest                                        863             1,006
  Other income                                  2,162             1,514
                                              -------           -------
                                               43,772            36,927

Expenses
  Rental                                       11,793             7,955
  Real estate taxes                             3,924             3,397
  Interest                                     11,149             9,157
  Administrative                                1,686             1,427
  Depreciation and amortization                 9,332             8,369
                                              -------           -------
                                               37,884            30,305
                                              -------           -------
Operating income before investors'
 share of operations                            5,888             6,622

  Investors' share of operations                  138                 1
                                              -------           -------

Net Income                                    $ 6,026           $ 6,623
                                              =======           =======

Weighted Average Number of Common Shares       32,265            31,658
                                              =======           =======

Earnings per share                              $0.19             $0.21
                                              =======           =======

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
(unaudited)

                                                                         Three months ended March 31,
                                                                     1996                        1995
(In thousands, except per share amounts)                      Shares       Amount          Shares       Amount
                                                           ----------    ----------     ----------    ----------
Common Shares of Beneficial Interest
  Balance, beginning of period                             32,221,670    $ 508,870      31,669,434     $ 496,958
  Exercise of stock options                                    20,667          410           7,744           122
  Shares issued under dividend reinvestment plan               46,481        1,033          50,002         1,036
                                                           ----------    ---------      ----------     ---------
  Balance, end of period                                   32,288,818    $ 510,313      31,727,180     $ 498,116
                                                           ==========    =========      ==========     =========

Common Shares of Beneficial Interest
 in Treasury, Deferred Compensation and
 Subscriptions Receivable
  Balance, beginning of period                               (500,095)   $  (8,567)       (539,188)    $  (9,130)
  Amortization of deferred compensation                        30,250          482          32,875           547
  Purchase of shares under share purchase plan                  1,250           19
  Purchase of treasury shares                                  (1,058)         (24)
  Increase in stock option loans                              (19,000)        (375)           (244)           (5)
                                                           ----------    ---------      ----------     ---------
  Balance, end of period                                     (488,653)   $  (8,465)       (506,557)    $  (8,588)
                                                           ==========    =========      ==========     =========

Allowance for Unrealized Loss on Marketable Securities
  Balance, beginning of period                                           $       0                     $     (53)
  Unrealized (loss) recovery                                                     0                            47
                                                                         ---------                     ---------
  Balance, end of period                                                 $       0                     $      (6)
                                                                         =========                     =========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                           $(172,835)                    $(144,553)
  Net income                                                                 6,026                         6,623
  Dividends declared to shareholders                                       (13,213)                      (12,508)
                                                                         ---------                     ---------
  Balance, end of period                                                 $(180,022)                    $(150,438)
                                                                         =========                     =========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
(unaudited)

                                                     Three months ended March 31,
(In thousands)                                           1996           1995
                                                     -----------     ----------
OPERATING ACTIVITIES
  Net income                                           $  6,026       $  6,623
  Adjustments to reconcile net income
   to net cash provided by operations
    Depreciation and amortization                        9,332          8,368
    Rent abatements in lieu of leasehold
     improvements, net of tenant
     improvements retired                                  (147)          (454)
    Imputed interest and amortization of
     debt cost                                              187            171
    Amortization of deferred compensation
     and forgiveness of officers' notes                     124            133
  Changes in assets and liabilities
    (Increase) decrease in accounts
     receivable                                            (722)         1,730
    Increase in prepaid expenses and
     other assets before depreciation and
     amortization                                        (1,004)        (1,828)
    Decrease in operating accounts
     payable, security deposits and
     prepaid rent                                          (686)        (1,252)
    (Decrease) increase in accrued expenses                (766)        (2,616)
                                                       --------       --------
  Net cash provided by operating activities              12,344         16,107


INVESTING ACTIVITIES
  Acquisition of real estate                             (6,799)        (2,025)
  Capital expenditures                                  (10,337)        (8,627)
  Net increase in notes receivable                         (704)          (218)
  Net (increase) decrease in temporary investments         (224)            69
                                                       --------       --------
  Net cash used in investing activities                 (18,064)       (10,801)

FINANCING ACTIVITIES
  Regular payments on mortgages, capital
   leases, and notes payable                               (718)          (540)
  Balloon payments on mortgages and notes payable            -         (23,601)
  Borrowing (repayments) of short-term debt, net         16,455        (54,745)
  Proceeds from senior notes                                 -          98,906
  Dividends paid                                        (12,546)       (11,804)
  Issuance of shares of beneficial interest                 418            471
  Decrease in minority interest                            (158)           (29)
                                                       --------       --------
  Net cash provided by financing activities               3,451          8,658
                                                       --------       --------

Increase (decrease) in cash                              (2,269)        13,964

Cash at beginning of period                              10,521          3,995
                                                       --------       --------
Cash at end of period                                  $  8,252       $ 17,959
                                                       ========       ========

The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1996
                       (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1995 which contain the Trust's accounting policies and other data.

NOTE B - DIVIDENDS PAYABLE

     On February 16, 1996 the Trustees declared a cash dividend of $.41 per share, payable April 15, 1996 to shareholders of record March 25, 1996.

NOTE C - REAL ESTATE

     On February 28, 1996 the Trust purchased, for cash, two retail buildings totalling 28,446 square feet in Winter Park, Florida for a cost of $6.8 million.

NOTE D - NOTES PAYABLE

     The Trust has $130 million of unsecured medium term revolving credit facilities with four banks. The facilities, which bear interest at LIBOR plus 75 to 100 basis points, require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At March 31, 1996 there was $56.6 million borrowed under these credit facilities which was the maximum drawn during the first quarter of 1996. The weighted average interest rate on borrowings for the quarter ended March 31, 1996 was 6.8%.

NOTE E - SHAREHOLDERS' EQUITY

     During the first three months of 1996, 20,667 shares were issued at prices ranging from $18.00 a share to $20.875 a share as the result of the exercise of stock options. The Trust accepted notes of $375,000 from certain of its officers in connection with the issuance of 19,000 of these shares.

     On February 16, 1996, 58,681 options at $21.125 per share were granted to employees of the Trust. An option for 20,000 shares at $21 per share was granted to an employee upon commencement of his employment.

     On May 2, 1996 each of the trustees, other than the president, was awarded 2,500 options at $21.625 per share.

NOTE F - INTEREST EXPENSE

     The Trust incurred interest expense totaling $11.4 million during the first quarter of 1996 and $9.2 million during the first quarter of 1995, of which $302,000 and $75,000, respectively, were capitalized. Interest paid was $11.5 million in the first quarter of 1996 and $6.7 million in the first quarter of 1995.

NOTE G - COMMITMENTS AND CONTINGENCIES

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

     The Trust reserved approximately $2 million at closing in 1993 for environmental issues associated with Gaithersburg Square Shopping Center. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust for certain third party claims and government requirements related to contamination at adjacent properties.

     In connection with the purchase of Bristol Shopping Center in 1995, the Trust agreed to perform all remedial measures necessary to obtain a final letter of compliance from the Connecticut Commissioner of Environmental Protection with respect to certain identified soil and ground water contamination associated with a former dry cleaning operation. The seller established an escrow account at closing of $187,500 to cover such remedial measures and has indemnified the Trust in connection with the identified contamination.

     Pursuant to the provisions of the respective partnership agreements, in the event of the exercise of put options by the other partners, the Trust would be required to purchase the 99% limited partnership interest at Loehmann's Plaza at its then fair market value and a 22.5% interest at Congressional Plaza at its then fair market value.

     At March 31, 1996 in connection with certain redevelopment projects and tenant improvements, the Trust is contractually obligated on contracts of approximately $7.2 million. At March 31, 1996 the Trust is also obligated under leases with tenants to provide up to an additional $6.5 million for improvements.

NOTE H - COMPONENTS OF RENTAL INCOME

     The components of rental income for the three months ended March 31 are as follows:

                         1996     1995
                        (in thousands)
Retail properties
 Minimum rents          $31,334  $26,540
 Cost reimbursements      7,471    5,650
 Percentage rents         1,334    1,604
Apartments                  608      613
                        -------  -------
                        $40,747  $34,407
                        =======  =======

NOTE I - SUBSEQUENT EVENTS

     On April 22, 1996 the Trust made a convertible participating loan to a partnership of $9.2 million, secured by retail properties in Manayunk, Pennsylvania. The loan bears interest at 10% plus additional interest based upon the gross income of the secured properties. In addition, upon sale of the properties, the Trust will share in the appreciation of the properties. From and after April 2006, which date may be extended to April 2008, the Trust has the option to convert the loan into a partnership interest.

     On May 6, 1996 the Trust purchased its third property in Greenwich, Connecticut for a purchase price of $3.2 million in cash.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q
                                MARCH 31, 1996


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

     Net cash provided by operating activities decreased from $16.1 million in the first quarter of 1995 to $12.3 million in the first quarter of 1996. The decrease resulted primarily from a $4.4 million increase in cash used for operating assets and liabilities. During the first quarter of 1995 cash was provided by a $1.7 million decrease in accounts receivable and a $2.6 million increase in accrued liabilities, primarily interest, compared to cash used in 1996 by an increase in accounts receivable of $722,000 and a $766,000 decrease in accrued expenses. Dividends paid in cash were $12.5 million in 1996 and $11.8 million in 1995.

     In February 1996 the Trust purchased two retail properties in Winter Park, Florida for $6.8 million in cash. During the first quarter of 1996 another $10.3 million was spent on tenant work and improvements to Trust properties; these improvements included: (1) $900,000 on the redevelopment of Brick Plaza which was begun in 1995; (2) $1.6 million to buy out below market leases; (3) $1.0 million to begin the construction of an additional 30,000 square feet at Congressional Plaza; and (4) $550,000 to begin the redevelopment and expansion of a portion of Bethesda Row.

     The Trust has available $130.0 million of unsecured medium-term revolving credit facilities with four banks. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. At March 31, 1996 the Trust had borrowed $56.6 million under these facilities, the maximum amount borrowed under these facilities during the first quarter of 1996. Amounts advanced under these facilities bear interest at LIBOR plus 75 - 100 basis points; the weighted average interest rate on borrowings during the quarter was 6.8%.

     On April 22, 1996, the Trust made a loan to a partnership of $9.2 million, secured by retail properties in Manayunk, Pennsylvania. The loan, which bears interest at 10%, also has an additional interest component based on gross income of the secured properties, a share in future appreciation of the retail properties, and an option to convert the mortgage to an ownership interest in the properties. The loan was funded by borrowings on the revolving credit facilities.

     The Trust is contractually obligated on contracts of approximately $7.2 million for redevelopment and tenant improvements and is committed under leases for up to an additional $6.5 million in tenant work. In addition to these committed amounts, the Trust has budgeted an additional $27 million for the remainder of 1996 for improvements to its properties. These committed and budgeted improvements include a 30,000 square foot expansion at Congressional Plaza, a renovation and expansion of a portion of Bethesda Row and a retenanting and renovation of a portion of Troy Shopping Center. These expenditures will be funded with the revolving credit facilities pending their long term financing with either equity or debt.

      The Trust continues to seek to acquire existing retail properties, both shopping center and main street retail buildings. In addition, the Trust is searching for sites in its core markets to permit the Trust to build new shopping centers.

     The Trust will need additional capital in order to fund these acquisitions, expansions and refinancings. Sources of this funding may be proceeds from the sale of existing properties, additional debt and additional equity. The timing and choice between additional debt or equity financing will depend upon many factors, including the market price for the Trust's shares, interest rates and the ratio of debt to net worth. The Trust believes that it will be able to raise this capital as needed, based on its past success in so doing.


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

     The Trust reserved approximately $2 million at closing in 1993 for environmental issues associated with Gaithersburg Square Shopping Center. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust of certain third party claims and government requirements related to contamination at adjacent properties.

     In connection with the purchase of Bristol Shopping Center in 1995, the Trust agreed to perform all remedial measures necessary to obtain a final letter of compliance from the Connecticut Commissioner of Environmental Protection with respect to certain identified soil and ground water contamination associated with a former dry cleaning operation. The seller established an escrow account at closing of $187,500 to cover such remedial measures and has indemnified the Trust in connection with the identified contamination.

     Pursuant to the provisions of the respective partnership agreements, in the event of the exercise of put options by the other partners, the Trust would be required to purchase the 99% limited partnership interest at Loehmann's Plaza at its then fair market value and a 22.5% interest at Congressional Plaza at its then fair market value.

     Recently the unfavorable trends in the retail environment have led to a number of retail bankruptcies. A further weakening of the retail environment and additional bankruptcies could adversely impact the Trust, by increasing vacancies and decreasing rents. In past difficult retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that the quality of the Trust's properties will continue to generate demand for its retail space.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 AND 1995


     The Trust has historically reported its funds from operations in addition to its net income. Funds from operations is a supplemental measure of real estate companies' operating performance which excludes historical cost depreciation, since real estate values have historically risen and fallen with market conditions rather than over time. Funds from operations is defined by The National Association of Real Estate Investment Trusts ("NAREIT") in a white paper issued during 1995, as follows: income before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. The Trust complies with this definition. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent supplemental measure of operating performance in the industry.

     The reconciliation of net income to funds from operations for the three months ended March 31 is as follows:

                                         1996     1995
                                         (in thousands)
Net income                              $ 6,026  $ 6,623
Plus: depreciation and amortization
       of real estate assets              8,342    7,404
      amortization of initial direct
       costs of leases                      593      597
                                        -------  -------
Funds from operations                   $14,961  $14,624
                                        =======  =======

     Funds from operations increased 2% to $14.9 million in the first quarter of 1996 from $14.6 million in the first quarter of 1995.

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 18% from $34.4 million in the first quarter of 1995 to $40.7 million in the first quarter of 1996. If properties purchased and sold in 1995 and 1996 are excluded, rental income increased 7%.

     Minimum rent increased 18% from $27.2 million in the first quarter of 1995 to $31.9 million in the first quarter of 1996. Excluding properties purchased and sold in 1995 and 1996, minimum rent increased 5%. Forty-one percent of the increase results from rent increases at Brick Plaza, Gaithersburg Square and Congressional Plaza, all of which have recently been renovated and retenanted.

     Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). Cost reimbursements increased 32% from $5.7 million during the first quarter of 1995 to $7.5 million during the first quarter of 1996. The increase was due to the recent acquisitions, the partial recovery of increased CAM expenses, primarily snow removal, and an acceleration of billing CAM capital items from once at year end to monthly.

     Other property income includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income. Other property income increased from $1.5 million during the first quarter of 1995 to $2.2 million during the first quarter of 1996.

     Rental expenses have increased 48% in the first quarter of 1996 over the first quarter of 1995, to $11.8 million from $8.0 million. If centers acquired and sold during 1995 and 1996 are excluded, rental expenses increased 33%, due to increased snow removal costs incurred during this winter's heavy snowfalls.

     Real estate taxes have increased from $3.4 million during the first quarter of 1995 to $3.9 million during the first quarter of 1996; $382,000 of the increase was due to taxes on the 1995 and 1996 acquisitions. Depreciation and amortization in the first quarter of 1996 was 13% greater than in the first quarter of 1995. Excluding the effect from the 1995 and 1996 acquisitions, depreciation and amortization increased 6% due to depreciation on recent tenant work and property improvements.

     Interest expense increased from $9.2 million during the first quarter of 1995 to $11.1 million during the first quarter of 1996, primarily due to interest expense on the $165 million of senior notes issued during 1995. The ratio of earnings to fixed charges was 1.47x for the first quarter of 1996 and 1.69x for the comparable period in 1995. The ratio of funds from operations to fixed charges was 2.25x for the first quarter of 1996 and 2.53x for the first quarter of 1995.

     Administrative expenses as a percentage of total revenue have remained constant at approximately 3.8%.

     As a result of the foregoing items, net income decreased from $6.6 million during the first quarter of 1995 to $6.0 million during the first quarter of 1996.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
(A) Exhibits
        (27) Financial Data Schedule.......................Edgar filing only

(B) Reports on Form 8-K
    A Form 8-K, dated March 21, 1996, was filed in response to Item 7.(c)



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FEDERAL REALTY INVESTMENT TRUST
                                    -------------------------------
                                                       (Registrant)



Date: May 14, 1996                  /s/   Steven J. Guttman
      ------------                  ------------------------------
                                    Steven J. Guttman, President
                                    (Chief Executive Officer)


Date: May 14, 1996                  /s/  Cecily A. Ward
      ------------                  -------------------------------
                                    Cecily A. Ward
                                    (Principal Accounting Officer)