Form 10-Q
period 1996-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 1996-08-12
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended:  June 30, 1996
                     -------------------------------------
                          Commission File No. 1-7533
                          --------------------------


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


                                (301) 652-3360
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X  .         No_____.
         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                       Outstanding at August 6, 1996
- -----------------------------------      -----------------------------
Common Shares of Beneficial Interest             34,135,438

This report contains 21 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                 June 30, 1996



                                   I N D E X

PART I.    FINANCIAL INFORMATION                                PAGE NO.

           Accountants' Report                                      4

           Consolidated Balance Sheets                              5
           June 30, 1996 (unaudited) and
           December 31, 1995 (audited)


           Consolidated Statements of Operations (unaudited)
           Six months ended June 30, 1996 and 1995                  6


           Consolidated Statements of Operations (unaudited)
           Three months ended June 30, 1996 and 1995                7

           Consolidated Statements
           of Shareholders' Equity (unaudited)
           Six months ended June 30 1996 and 1995                   8

           Consolidated Statements of Cash Flows (unaudited)
           Six months ended June 30, 1996 and 1995                  9

           Notes to Financial Statements                         10-13

           Management's Discussion and Analysis of               14-20
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION                                       21

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C.  FORM 10-Q

                                 June 30, 1996


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


               The balance sheet as of December 31, 1995 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 9, 1996. All other financial information presented is unaudited but has been reviewed as of June 30, 1996 and for each of the six months ended June 30, 1996 and 1995 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
- --------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of June 30, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the six month periods ended June 30, 1996 and 1995, and the consolidated statements of operations for the three month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Trust's management.

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

                                       Grant Thornton LLP

Washington, D.C.
August 9, 1996

Federal Realty Investment Trust


CONSOLIDATED BALANCE SHEETS


                                                                                June 30                  December 31,
                                                                                  1996                       1995
                                                                               ----------               --------------
                                                                               (Unaudited)
            ASSETS                                                                        (in thousands)
Investments
 Real estate, at cost                                                           $1,047,226                 $1,009,682
 Less accumulated depreciation and amortization                                   (206,813)                  (190,795)
                                                                                ----------                 ----------
                                                                                   840,413                    818,887
 Mortgage notes receivable                                                          23,327                     13,561
                                                                                ----------                 ----------
                                                                                   863,740                    832,448
Other Assets
 Cash                                                                                6,865                     10,521
 Investments                                                                           536                        261
 Notes receivable - officers                                                         1,191                      1,011
 Accounts receivable                                                                15,699                     15,091
 Prepaid expenses and other assets, principally
  property taxes and lease commissions                                              22,289                     22,987
 Debt issue costs (net of accumulated amortization
  of $4,117,000 and $3,918,000, respectively)                                        3,495                      3,835
                                                                                ----------                 ----------
                                                                                $  913,815                 $  886,154
                                                                                ==========                 ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
 Obligations under capital leases                                                  131,237                    131,829
 Mortgages payable                                                                  89,847                     90,488
 Notes payable                                                                      52,503                     49,980
 Accrued expenses                                                                   17,998                     19,048
 Accounts payable                                                                    7,210                      8,571
 Dividends payable                                                                  13,980                     13,191
 Security deposits                                                                   3,208                      3,083
 Prepaid rents                                                                       1,138                        787
Senior notes                                                                       165,000                    165,000
5 1/4% Convertible subordinated debentures                                          75,289                     75,289
Investors' interest in consolidated assets                                           1,240                      1,420
Commitments and contingencies                                                            -                          -

Shareholders' equity
 Common shares of beneficial interest, no par
  or stated value, unlimited authorization,
  issued 34,159,159 and 32,221,670 shares,
  respectively                                                                     550,752                    508,870
 Accumulated dividends in excess of Trust net income                              (187,104)                  (172,835)
                                                                                ----------                 ----------
                                                                                   363,648                    336,035

Less 62,386 and 61,328 common shares in treasury - at cost, respectively,
 deferred compensation and subscriptions receivable                                 (8,483)                    (8,567)
                                                                                ----------                 ----------
                                                                                   355,165                    327,468
                                                                                ----------                 ----------
                                                                                $  913,815                 $  886,154
                                                                                ==========                 ==========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                           (unaudited)

                                                                   Six months ended June 30,
                                                                  1996                 1995
                                                                ---------            ---------
(In thousands, except per share data)
Revenue
 Rental income                                                    $80,660              $68,647
 Interest                                                           1,919                1,893
 Other income                                                       4,763                3,376
                                                                  --------             -------
                                                                   87,342               73,916



Expenses
 Rental                                                            21,717               16,219
 Real estate taxes                                                  7,969                6,985
 Interest                                                          22,288               18,716
 Administrative                                                     3,822                2,817
 Depreciation and amortization                                     18,676               16,988
                                                                  --------             -------
                                                                   74,472               61,725
                                                                  --------             -------
Operating income before investors' share
 of operations and loss on real estate to be sold                  12,870               12,191

 Investors' share of operations                                        53                  170
                                                                  --------             -------

Income before loss on  real estate to be sold                      12,923               12,361



  Loss on real estate to be sold                                        -                 (535)
                                                                  --------             -------
Net Income                                                        $12,923              $11,826
                                                                 =========            ========

Weighted Average Number of Common Shares                           32,666               31,691
                                                                 =========             =======


Earnings per share
 Income before loss on real estate to be sold                       $0.40                $0.39
 Loss on real estate to be sold                                      0.00                (0.02)
                                                                  --------             -------
                                                                    $0.40                $0.37
                                                                 =========            ========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
              (unaudited)

                                                                                   Three months ended June 30,
                                                                                   1996                  1995
                                                                                  ------                ------
(In thousands, except per share data)
Revenue
  Rental income                                                                 $39,913                $34,240
  Interest                                                                        1,056                    887
  Other income                                                                    2,601                  1,862
                                                                                --------               -------
                                                                                 43,570                 36,989



Expenses
  Rental                                                                          9,924                  8,264
  Real estate taxes                                                               4,045                  3,588
  Interest                                                                       11,139                  9,559
  Administrative                                                                  2,136                  1,390
  Depreciation and amortization                                                   9,344                  8,619
                                                                                --------               -------
                                                                                 36,588                 31,420
                                                                                --------               -------
Operating income before investors' share
  of operations and loss on real estate to be sold
                                                                                  6,982                  5,569

  Investors' share of operations                                                    (85)                   169
                                                                                --------               -------

Income before loss on real estate to be sold                                      6,897                  5,738



  Loss on real estate to be sold                                                     -                    (535)
                                                                                --------               -------
Net Income                                                                      $ 6,897               $  5,203
                                                                                ========               =======
 Weighted Average Number of Common Shares                                        33,066                 31,723
                                                                                ========               =======


Earnings per share
  Income before loss on real estate to be sold
                                                                                $  0.21                $  0.18
  Loss on real estate to be sold                                                   0.00                  (0.02)
                                                                                --------              --------
                                                                                $  0.21                $  0.16
                                                                                ========              ========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
                       (unaudited)

                                                                          Six months ended June 30,
                                                            1996                                   1995
                                                        -------------  -------------          -------------  -------------
(In thousands, except per share amounts)                   Shares          Amount                 Shares        Amount
Common Shares of Beneficial Interest
 Balance, beginning of period                              32,221,670       $508,870             31,669,434       $496,958
 Net proceeds from sale of shares                           1,818,182         39,327
 Exercise of stock options                                     26,501            531                  7,744            122
 Shares issued under dividend reinvestment plan                92,806          2,024                 96,754          2,024
                                                           ----------       --------             -----------      --------
 Balance, end of period                                    34,159,159       $550,752             31,773,932       $499,104
                                                           ==========       ========             ===========      ========




Common Shares of Beneficial Interest
  in Treasury, Deferred Compensation and
  Subscriptions Receivable
 Balance, beginning of period                                (500,095)        (8,567)              (539,188)        (9,130)
 Amortization of deferred compensation                         30,250            482                 32,875            547
 Purchase of shares under share purchase plan                   1,250             19
 Purchase of treasury shares                                   (1,058)           (24)
 Payment of (issuance of) stock option loans, net             (19,834)          (393)                 7,028             45
                                                             ---------        -------              --------         -------
 Balance, end of period                                      (489,487)        (8,483)              (499,285)        (8,538)
                                                             =========        =======              ========         =======




Allowance for Unrealized Loss on Marketable Securities
 Balance, beginning of period                                                     $0                                  ($53)
 Unrealized (loss ) recovery                                                       0                                    42
                                                                               -----                                  -----
 Balance, end of period                                                           $0                                  ($11)
                                                                               =====                                  =====



Accumulated Dividends in Excess of Trust Net Income
 Balance, beginning of period                                              ($172,835)                            ($144,553)
 Net income                                                                   12,923                                11,826
 Dividends declared to shareholders                                          (27,192)                              (25,035)
                                                                           ----------                            ----------
 Balance, end of period                                                    ($187,104)                            ($157,762)
                                                                           ==========                            ==========



The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
     (unaudited)
                                                                  Six months ended June 30,
(In thousands)                                                         1996           1995
                                                                    ----------      ----------
OPERATING ACTIVITIES
 Net income                                                           $12,923          $11,826
 Adjustments to reconcile net income to net cash
  provided by operations
   Depreciation and amortization                                       18,676           16,988
   Rent abatements in lieu of leasehold improvements,
    net of tenant improvements retired                                    216             (918)
   Imputed interest and amortization of debt cost                         368              356
   Amortization of deferred compensation and
    forgiveness of officers' notes                                        249              265
  Loss on real estate to be sold                                            -              535
 Changes in assets and liabilities
   (Increase) decrease  in accounts receivable                           (608)           3,718
   Increase in prepaid expenses and other
    assets before depreciation and amortization                          (998)          (1,569)
   (Decrease) increase in operating accounts payable,
    security deposits and prepaid rent                                   (946)           1,108
   Increase (decrease) in accrued expenses,  net of  the premium
    put on the 5 1/4% convertible subordinated  debentures               (778)           6,179
                                                                    ---------         --------
 Net cash provided by operating activities                             29,102           38,488

INVESTING ACTIVITIES
 Acquisition of real estate                                           (19,494)         (56,759)
 Capital expenditures                                                 (19,183)         (17,820)
 Net increase in notes receivable                                      (9,954)            (168)
 Net (increase) decrease  in temporary investments                       (275)             142
                                                                    ---------         --------
 Net cash used in investing activities                                (48,906)         (74,605)

FINANCING ACTIVITIES
 Regular payments on mortgages, capital leases, and
  notes payable                                                        (1,374)          (1,087)
 Balloon payments of mortgages and notes payable                       (3,000)         (23,601)
 Net increase (decrease) in lines of credit                             5,621          (35,380)
 Issuance  of senior notes, net of costs                                    -          123,761
 Dividends paid                                                       (25,099)         (23,625)
 Issuance of shares of beneficial interest                             40,180              772
 Decrease  in minority interest                                          (180)            (160)
                                                                    ---------         --------
 Net cash  provided by  financing activities                           16,148           40,680
                                                                    ---------         --------

Increase (decrease) in cash                                            (3,656)           4,563

Cash at beginning of period                                            10,521            3,995
                                                                    ---------         --------
Cash at end of period                                                 $ 6,865          $ 8,558
                                                                    =========         ========

The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996
                       (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1995 which contain the Trust's accounting policies and other data.

NOTE B - DIVIDENDS PAYABLE

     On June 12, 1996 the Trustees declared a cash dividend of $.41 per share, payable July 15, 1996 to shareholders of record June 28, 1996.

NOTE C - REAL ESTATE

     On February 28, 1996 the Trust purchased, for cash, two retail buildings totalling 28,446 square feet in Winter Park, Florida for a cost of $6.8 million.

     On May 6, 1996 the Trust purchased a 14,712 square foot building in Greenwich, Connecticut, for $3.2 million in cash. On June 4, 1996 the Trust purchased a 21,954 square foot building in Greenwich, Connecticut for $9.5 million in cash. In connection with the purchase of these two buildings, the Trust paid $80,500 in commissions to a company that is wholly owned by the brother of the Trust's president.

NOTE D - MORTGAGE NOTES RECEIVABLE

     On April 22, 1996 the Trust made a $9.2 million convertible participating loan to a partnership, secured by retail properties in Manayunk, Pennsylvania. The loan bears interest at 10% plus additional interest based upon the gross income of the secured properties. In addition, upon sale of the properties, the Trust will share in the appreciation of the properties. From and after April 2006, which date may be extended to April 2008, the Trust has the option to convert the loan into a partnership interest.

     In 1995 the Trust issued a mortgage for up to $900,000 to a partnership with common ownership to the partnership above. During 1996 the Trust loaned the partnership $514,000 on this mortgage for a total outstanding of $893,000. The loan, which is due November 1997, is secured by properties in Manayunk,

Pennsylvania and requires monthly interest payments at the greater of prime plus 2% or 10%.

NOTE E - NOTES PAYABLE

     The Trust has $130 million of unsecured medium term revolving credit facilities with four banks. The facilities, which bear interest at LIBOR plus 75 to 100 basis points, require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At June 30, 1996 there was $45.7 million borrowed under these credit facilities. The maximum drawn during the first six months of 1996 was $76.2 million. The weighted average interest rate on borrowings for the six months ended June 30, 1996 was 6.5%.

     In June 1996 the Trust repaid a $3 million note which had been issued in connection with the purchase of Federal Plaza in 1989.

NOTE E - SHAREHOLDERS' EQUITY

     On May 24, 1996 the Trust sold 1.8 million shares at $22 per share, netting $39.3 million. The proceeds were used to repay borrowings on the Trust's revolving credit facilities.

     During the first six months of 1996, 26,501 shares were issued at prices ranging from $18.00 a share to $20.875 a share as the result of the exercise of stock options. The Trust accepted notes of $393,000 from certain of its officers and employees in connection with the issuance of 19,834 of these shares.

     On February 16, 1996, 58,681 options at $21.125 per share were granted to employees of the Trust. An option for 20,000 shares at $21 per share was granted to an employee upon commencement of his employment.

     On May 2, 1996 each of the trustees, other than the president, was awarded 2,500 options at $21.625 per share.

NOTE F - INTEREST EXPENSE

     The Trust incurred interest expense totaling $22.8 million during the first six months of 1996 and $19.1 million during the first six months of 1995, of which $465,000 and $390,000, respectively, were capitalized. Interest paid was $22.6 million in the first six months of 1996 and $13.0 million in the first six months of 1995.

     The ratio of earnings to fixed charges was 1.53x for the first six months of 1996 and 1.61x for the comparable period in 1995. The ratio of funds from operations to fixed charges was

2.30x for the first six months of 1996 and 2.43x for the first six months of 1995.

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

     In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust has not determined what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

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

     At June 30, 1996 in connection with certain redevelopment projects and tenant improvements, the Trust is contractually obligated on contracts of approximately $7.5 million. At June 30, 1996 the Trust is also obligated under leases with tenants to provide up to an additional $13.8 million for improvements.

NOTE H - COMPONENTS OF RENTAL INCOME

     The components of rental income for the six months ended June 30 are as follows:

                                               1996                1995
                                                   (in thousands)
Retail properties
   Minimum rents                              $63,551             $53,847
   Cost reimbursements                         13,521              10,946
   Percentage rents                             2,366               2,630
Apartments                                      1,222               1,224
                                              -------             -------
                                              $80,660             $68,647
                                              =======             =======

NOTE I - SUBSEQUENT EVENTS

     On July 2, 1996 the Trust was granted a purchase option on land in Bethesda, Maryland in exchange for a refundable deposit of $50,000 and a $3.6 million loan secured by the land. The loan requires monthly payments of interest at 9% until March 31, 1997 and 9.5% thereafter. The Note is due on the earlier of the exercise of the purchase option or March 31, 1998.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q
                                 June 30, 1996


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

     Operating activities during the first six months of 1996 generated $29.1 million, of which $25.1 million was distributed to shareholders. During the first six months of 1995, $38.5 million was generated from operating activities, of which $23.6 million was distributed to shareholders. Less cash was generated from operating activities in the first six months of 1996 than the first six months of 1995 despite the $1.1 million increase in net income in 1996 and the $1.7 million increase in depreciation in 1996 because of $12.2 million more being used in 1996 for other operating uses of cash than in 1995, primarily changes in accounts receivable and accrued expenses. In 1995, $3.7 million was generated from a decrease in accounts receivable and $6.2 million was generated from an increase in accrued expenses, primarily interest on the senior notes, whereas in 1996 accounts receivable increased $608,000 and accrued expenses decreased $778,000.

     During the first six months of 1996 the Trust purchased four retail properties; in February the Trust purchased two retail buildings in Winter Park, Florida for $6.8 million in cash, in May the Trust purchased a retail building in Greenwich, Connecticut for $3.2 million in cash and in June the Trust purchased another retail building in Greenwich for $9.5 million in cash. During the first six months of 1996 another $19.2 million was spent on tenant work and improvements to Trust properties; these improvements included: (1) $1.4 million on the redevelopment of Brick Plaza which was begun in 1995; (2) $2.2 million to buy out below market leases; (3) $4.5 million to begin the construction of an additional 30,000 square feet at Congressional Plaza; and (4) $2.0 million to begin the redevelopment and expansion of a portion of Bethesda Row.

     During the first six months of 1996 the Trust made two mortgage loans, secured by retail property in Manayunk, Pennsylvania; a $9.2 million 25 year loan which bears base interest at 10% and which is convertible into a partnership interest in the secured properties and a $514,000 loan due November 1997 which bears interest at the greater of prime plus 2% or 10%.

     In June 1996 the Trust repaid a $3 million note which had been issued in connection with the purchase of Federal Plaza in 1989.

     These expenditures were primarily financed with borrowings under revolving credit facilities. The Trust has available $130.0 million of unsecured medium-term revolving credit facilities with four banks. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. At June 30, 1996 the Trust had $45.7 million borrowed under these facilities. The maximum amount borrowed under these facilities during the first six months of 1996 was $76.2 million. Amounts advanced under these facilities bear interest at LIBOR plus 75 - 100 basis points; the weighted average interest rate on borrowings during the six months ended June 30, 1996 was 6.5%.

     On May 24, 1996 the Trust sold 1.8 million shares at $22 per share, netting $39.3 million. These proceeds were used to repay borrowings on the Trust's revolving credit facilities.

     The Trust is contractually obligated on contracts of approximately $7.5 million for redevelopment and tenant improvements and is committed under leases for up to an additional $13.8 million in tenant work. In addition to these committed amounts, the Trust has budgeted an additional $7 million for the remainder of 1996 for improvements to its properties. These committed and budgeted improvements include a 30,000 square foot expansion at Congressional Plaza, a renovation and expansion of a portion of Bethesda Row, a reconstruction of a portion of Crossroads Shopping Center, and a retenanting and renovation of a portion of Troy Shopping Center. These expenditures will be funded with the revolving credit facilities pending their long term financing with either equity or debt.

     The Trust continues to seek to acquire existing retail properties. In addition, the Trust is searching for sites in its core markets to permit the Trust to build new shopping centers.

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

     In 1992 contaminants at levels in excess of New Jersey cleanup standards were identified at a shopping center in New Jersey. The Trust has retained an environmental consultant to investigate the contamination. The Trust is also evaluating whether it has insurance coverage for this matter. At this time, the Trust has not determined what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     The Trust has historically reported its funds from operations in addition to its net income. Funds from operations is a supplemental measure of real estate companies' operating performance which excludes historical cost depreciation, since real estate values have historically risen and fallen with market conditions rather than over time. Funds from operations is defined by The National Association of Real Estate Investment Trusts ("NAREIT") as follows: income before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. The Trust complies with this definition. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent supplemental measure of operating performance in the industry.

     The reconciliation of net income to funds from operations for the six months ended June 30 is as follows:

                                               1996              1995
                                                   (in thousands)
Net income                                    $12,923           $11,826
Plus: depreciation and amortization
       of real estate assets                   16,697            15,051
      amortization of initial direct
       costs of leases                          1,185             1,195
      loss on sale and nonrecurring
       items                                     -                  535
                                              -------           -------
    Funds from operations                     $30,805           $28,607
                                              =======           =======

     Funds from operations increased 8% to $30.8 million for the six months ended June 30, 1996 from $28.6 million for the six months ended June 30, 1995.

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 17% from $68.6 million in the first six months of 1995 to $80.7 million in the first six months of 1996. If properties purchased and sold in 1995 and 1996 are excluded, rental income increased 7%.

     Minimum rent increased 17% from $55.1 million in the first six months of 1995 to $64.8 million in the first six months of 1996. Excluding properties purchased and sold in 1995 and 1996, minimum rent increased 6.5%. Forty-six percent of the increase results from rent increases at Brick Plaza, Gaithersburg Square and Congressional Plaza, all of which have recently been renovated and retenanted.

     Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). Cost reimbursements increased 24% from $10.9 million during the first six months of 1995 to $13.5 million during the first six months of 1996. The increase was due to the recent acquisitions, the partial recovery of increased CAM expenses, primarily snow removal, and an acceleration of billing CAM capital items from once at year end to monthly.

     Other property income includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income. Other property income increased from $3.4 million during the first six months of 1995 to $4.8 million during the first six months of 1996, primarily due to increases in lease termination fees.

     Rental expenses have increased 34% in the first six months of 1996 over the first six months of 1995, to $21.7 million from $16.2 million. If centers acquired and sold during 1995 and 1996 are excluded, rental expenses increased 22%, due to increased snow removal costs incurred during this winter's heavy snowfalls and due to a loss resulting from the decision to demolish a portion of Crossroads Shopping Center to allow for construction of new space.

     Real estate taxes have increased from $7.0 million during the first six months of 1995 to $8.0 million during the first six months of 1996; $656,000 of the increase was due to taxes on the 1995 and 1996 acquisitions. Depreciation and amortization in the first six months of 1996 was 10% greater than in the first six months of 1995. Excluding the effect from the 1995 and 1996 acquisitions, depreciation and amortization increased 5%, primarily due to increases attributable to Brick Plaza, Gaithersburg Square and Congressional Plaza.

     Interest expense increased from $18.7 million during the first six months of 1995 to $22.3 million during the first six months of 1996, primarily due to interest expense on the $165 million of senior notes issued during 1995 and due to increased interest on the revolving credit facilities due to larger average outstanding balances in 1996 than in 1995. The ratio of earnings to fixed
charges was 1.53x for the first six months of 1996 and    1.61x for the
comparable period in 1995. The ratio of funds from operations to fixed charges was 2.30x for the first six months of 1996 and 2.43x for the first six months of 1995.

     Administrative expenses as a percentage of total revenue have increased from 3.8% in 1995 to 4.4% in 1996, primarily because of the write off of costs associated with unconsummated acquisitions and developments.

     As a result of the foregoing items, net income increased from $11.8 million during the first six months of 1995 to $12.9 million during the first six months of 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Funds from operations increased 13% to $15.8 million in the second quarter of 1996 from $14.0 million in the second quarter of 1995.

     Rental income increased 17% from $34.2 million in the second quarter of 1995 to $40.0 million in 1996. If properties purchased and sold in 1995 and 1996 are excluded, rental income increased 6%. Fifty-nine percent of this increase is attributable to Brick Plaza, Gaithersburg and Congressional Plaza, all of which have recently been redeveloped and retenanted.

     Minimum rent, a component of rental income, increased 18% from $27.9 million in the second quarter of 1995 to $32.8 million in the second quarter of 1996. If properties purchased and sold in 1995 and 1996 are excluded, minimum rent increased 7%. Fifty-seven percent of this increase is attributable to Brick Plaza, Gaithersburg, and Congressional Plaza.

     Cost reimbursements, another component of rental income, increased 15% from $5.3 million in the second quarter of 1995 to $6.1 million in the second quarter of 1996. The increase is primarily due to the 1995 and 1996 acquisitions, but also to an acceleration of billing CAM capital items from once at year end to monthly.

     Other property income has increased 37% from $1.9 million in the second quarter of 1995 to $2.6 million in the second quarter of 1996, primarily due to lease termination fees.

     Rental expenses for the second quarter have increased 20% from $8.3 million in 1995 to $9.9 million in 1996. Excluding properties purchased and sold in 1995 and 1996, rental expenses increased 10%. The major source of this increase was the loss resulting from the decision to demolish a portion of Crossroads Shopping Center to allow for the construction of new space.

     Real estate taxes increased from the second quarter of 1995 to the second quarter of 1996 because of the recent acquisitions and because of increased assessments at several centers.

     Interest expense increased from $9.6 million during the second quarter of 1995 to $11.1 million during the second quarter of 1996 primarily due to increased usage of the revolving credit facilities and due to the interest on $65 million of senior notes issued during the second and fourth quarters of 1995.

     Administrative expenses have increased due to the write off of costs related to unconsummated acquisitions and developments.

     Depreciation and amortization expense was 8% greater during the second quarter of 1996 as compared to the second quarter of 1995. Excluding the depreciation on properties purchased and sold in 1995 and 1996, depreciation increased 3%, primarily due to increases attributable to Brick Plaza, Gaithersburg Square and Congressional Plaza.

     In the second quarter of 1995 the Trust recorded a $535,000 loss, resulting from the write down of North City Plaza to its fair value less costs to sell, since it was being prepared for sale.

     As a result of the foregoing items, net income increased from $5.2 million in the second quarter of 1995 to $6.9 million in the second quarter of 1996.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

     At the 1996 Annual Meeting of Shareholders on May 2, 1996 the Shareholders elected four trustees to serve for the ensuing three years. Holders of 23.2 million shares voted for each of the four trustees. Holders of under 100,000 shares voted against each of the four trustees.

Item 6. Exhibits and Reports on Form 8-K
(A) Exhibits
        (27) Financial Data Schedule.......................Edgar filing only

(B) Reports on Form 8-K
    A Form 8-K, dated May 17, 1996, was filed in response to Item 7.(c)



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FEDERAL REALTY INVESTMENT TRUST
                                                 -------------------------------
                                                                    (Registrant)



Date: August 12, 1996                            Steven J. Guttman
      --------------------                       --------------------------
                                                 Steven J. Guttman, President
                                                 (Chief Executive Officer)



Date: August 12, 1996                            Cecily A. Ward
      --------------------                       ---------------------------
                                                 Cecily A. Ward, Vice President
                                                 (Principal Accounting Officer)