Form 10-Q
period 1996-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 1996-11-06
CIK 34903

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended:  September 30, 1996
                   ------------------------------------------
                           Commission File No. 1-7533
                           --------------------------


                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
             (Exact name of registrant as specified in its charter)


            District of Columbia                        52-0782497
      -------------------------------------------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


          1626 East Jefferson Street, Rockville, Maryland  20852-4041
          -----------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


                                (301) 998-8100
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X  .         No_____.
         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                       Outstanding at November 5,1996
------------------------------------        ------------------------------
Common Shares of Beneficial Interest                  34,181,194


This report including exhibits, contains 40 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                               September 30, 1996



                                   I N D E X



PART I.      FINANCIAL INFORMATION                                PAGE NO.

             Accountants' Report                                      4

             Consolidated Balance Sheets                              5
             September 30, 1996 (unaudited) and
             December 31, 1995 (audited)

             Consolidated Statements of Operations (unaudited)
             Nine months ended September 30, 1996 and 1995            6

             Consolidated Statements of Operations (unaudited)
             Three months ended September 30, 1996 and 1995           7

             Consolidated Statements of Shareholders'
                Equity (unaudited)
             Nine months ended September 30 1996 and 1995             8

             Consolidated Statements of Cash Flows (unaudited)
             Nine months ended September 30, 1996 and 1995            9

             Notes to Financial Statements                         10-13

             Management's Discussion and Analysis of               14-20
             Financial Condition and Results of Operations

PART II.     OTHER INFORMATION                                     21-40

                        FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                               September 30, 1996



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


               The balance sheet as of December 31, 1995 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 9, 1996. All other financial information presented is unaudited but has been reviewed as of September 30, 1996 and for each of the nine months ended September 30, 1996 and 1995 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
--------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of September 30, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the nine month periods ended September 30, 1996 and 1995, and the consolidated statements of operations for the three month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Trust's management.

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

                                          Grant Thornton LLP

Washington, D.C.
November 4, 1996

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS
 (see accountants' review report)

                                                                                               September      December 31,
                                                                                                 1996             1995
                                                                                           ---------------  ----------------
                                                                                              (unaudited)
                  ASSETS                                                                             (in thousands)
Investments
 Real estate, at cost                                                                           $1,058,525        $1,009,682
 Less accumulated depreciation and amortization                                                   (215,267)         (190,795)
                                                                                                  --------          --------
                                                                                                   843,258           818,887
 Mortgage notes receivable                                                                          26,975            13,561
                                                                                                  --------          --------
                                                                                                   870,233           832,448
Other Assets
 Cash                                                                                                9,071            10,521
 Investments                                                                                           595               261
 Notes receivable - officers                                                                         1,187             1,011
 Accounts receivable                                                                                15,727            15,091
 Prepaid expenses and other assets, principally
  property taxes and lease commissions                                                              28,234            22,987
 Debt issue costs (net of accumulated amortization
  of $1,910,000 and $1,376,000, respectively)                                                        3,550             3,835
                                                                                                  --------          --------
                                                                                                  $928,597          $886,154
                                                                                                  ========          ========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
 Obligations under capital leases                                                                 $130,930          $131,829
 Mortgages payable                                                                                  89,515            90,488
 Notes payable                                                                                      18,880            49,980
 Accrued expenses                                                                                   17,716            19,048
 Accounts payable                                                                                    9,646             8,571
 Dividends payable                                                                                  14,343            13,191
 Security deposits                                                                                   3,225             3,083
 Prepaid rents                                                                                       2,585               787
Senior notes and debentures                                                                        215,000           165,000
5 1/4% Convertible subordinated debentures                                                          75,289            75,289
Investors' interest in consolidated assets                                                           1,380             1,420
Commitments and contingencies                                                                        -                 -

Shareholders' equity
 Common shares of beneficial interest, no par
  or stated value, unlimited authorization,
  issued 34,211,280 and 32,221,670 shares,
  respectively                                                                                     551,912           508,870
 Accumulated dividends in excess of Trust net income                                              (193,324)         (172,835)
                                                                                                  --------          --------
                                                                                                   358,588           336,035

Less 62,386 and 61,328 common shares in treasury - at cost, respectively,
 deferred compensation and subscriptions receivable                                                 (8,500)           (8,567)
                                                                                                  --------          --------
                                                                                                   350,088           327,468
                                                                                                  --------          --------
                                                                                                  $928,597          $886,154
                                                                                                  ========          ========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                           (unaudited)

                                                                     Nine months ended September 30,
                                                                        1996                1995
                                                                     -----------          ----------
(In thousands, except per share data)
Revenue
 Rental income                                                         $121,555            $104,557
 Interest                                                                 3,148               3,049
 Other income                                                             6,976               5,283
                                                                        --------           --------
                                                                        131,679             112,889



Expenses
 Rental                                                                  30,510              25,059
 Real estate taxes                                                       12,111              10,704
 Interest                                                                33,559              28,814
 Administrative                                                           6,074               4,483
 Depreciation and amortization                                           28,125              25,815
                                                                        --------           --------
                                                                        110,379              94,875
                                                                        --------           --------
Operating income before investors' share
 of operations and loss on sale of real estate                           21,300              18,014

 Investors' share of operations                                            (254)                275
                                                                        --------           --------

Income before loss on  sale of real estate                               21,046              18,289



  Loss on sale of real estate                                                -                 (545)
                                                                        --------           --------
Net Income                                                              $21,046             $17,744
                                                                        ========           ========

Weighted Average Number of Common Shares                                 33,193              31,744
                                                                        ========           ========


Earnings per share
 Income before loss on sale of real estate                                $0.63               $0.58
 Loss on sale of real estate                                               0.00               (0.02)
                                                                        --------           --------
                                                                          $0.63               $0.56
                                                                        ========           ========

The accompanying notes are an integral part of these statements.



Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
(unaudited)
                                                                            Three months ended September 30,
                                                                                  1996           1995
                                                                            --------------    -------------
(In thousands, except per share data)

Revenue
  Rental income                                                                $40,895          $35,910
  Interest                                                                       1,229            1,156
  Other income                                                                   2,213            1,907
                                                                            --------------   --------------
                                                                                44,337           38,973



Expenses
  Rental                                                                         8,793            8,840
  Real estate taxes                                                              4,142            3,719
  Interest                                                                      11,271           10,098
  Administrative                                                                 2,252            1,666
  Depreciation and amortization                                                  9,449            8,827
                                                                            --------------   -------------
                                                                                35,907           33,150
                                                                            --------------   -------------
Operating income before investors' share
  of operations and loss on sale of real estate                                  8,430            5,823

  Investors' share of operations                                                  (307)             105
                                                                            --------------   -------------

Income before loss on sale of real estate                                        8,123            5,928



  Loss on sale of real estate                                                      -                (10)
                                                                            -------------    -------------
Net Income                                                                      $8,123           $5,918
                                                                            =============    =============

Weighted Average Number of Common Shares                                        34,236           31,850
                                                                            =============    =============


Earnings per share
  Income before loss on sale of real estate                                      $0.24            $0.19
  Loss on sale of real estate                                                     0.00            (0.00)
                                                                            -------------    --------------
                                                                                 $0.24            $0.19
                                                                            =============    ==============

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
                         (unaudited)

                                                                                  Nine months ended September 30,
                                                                     1996                                1995
                                                                -------------     -----------         ------------   ----------
(In thousands, except per share amounts)                            Shares          Amount              Shares         Amount

Common Shares of Beneficial Interest
  Balance, beginning of period                                     32,221,670       $508,870           31,669,434     $496,958
  Net proceeds from sale of shares                                  1,818,182         39,327                   -            -
  Shares issued to purchase shopping center                                -              -               337,527       $7,341
  Exercise of stock options                                            31,501            635               19,244          359
  Shares issued under dividend reinvestment plan                      139,927          3,080              148,585        3,157
                                                                   ----------       --------           ----------     --------
  Balance, end of period                                           34,211,280       $551,912           32,174,790     $507,815
                                                                   ==========       ========           ==========     ========




Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of period                                       (500,095)       ($8,567)            (539,188)      ($9,130)
  Amortization of deferred compensation                                30,250            482               34,250           568
  Purchase of shares under share purchase plan                          1,250             19                    -            -
  Purchase of treasury shares                                          (1,058)           (24)              (1,128)          (25)
  Payment of (issuance of) stock option loans, net                    (20,667)          (410)               5,682            17
                                                                     --------        -------             --------       -------
  Balance, end of period                                             (490,320)       ($8,500)            (500,384)      ($8,570)
                                                                     ========        =======             ========       =======




Allowance for Unrealized Loss on Marketable Securities
  Balance, beginning of period                                                            $0                               ($53)
  Unrealized (loss) recovery                                                               0                                 53
                                                                                        ------                             ----
  Balance, end of period                                                                  $0                                 $0
                                                                                        ======                             ====




Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                                     ($172,835)                         ($144,553)
  Net income                                                                          21,046                             17,744
  Dividends declared to shareholders                                                 (41,535)                           (38,201)
                                                                                   ---------                          ---------
  Balance, end of period                                                           ($193,324)                         ($165,010)
                                                                                   =========                          =========




The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
         (unaudited)

                                                                         Nine months ended September 30,
(In thousands)                                                               1996               1995
                                                                       -----------------  ------------------
OPERATING ACTIVITIES
  Net income                                                                     $21,046             $17,744
  Adjustments to reconcile net income to net cash
    provided by operations
       Depreciation and amortization                                              28,125              25,815
       Rent abatements in lieu of leasehold improvements,
          net of tenant improvements retired                                         200              (1,098)
       Imputed interest and amortization of debt cost                                531                 543
       Amortization of deferred compensation and
          forgiveness of officers' notes                                             373                 399
       Loss on sale of real estate                                                     -                 545
       Other                                                                         104                  90
  Changes in assets and liabilities
       (Increase) decrease in accounts receivable                                   (636)              2,706
        Increase in prepaid expenses and other
           assets before depreciation and amortization                            (7,760)             (5,576)
       Increase in operating accounts payable
            security deposits and prepaid rent                                     1,964                 812
        Increase (decrease) in accrued expenses                                   (1,165)              5,369
                                                                                --------            --------
  Net cash provided by operating activities                                       42,782              47,349

INVESTING ACTIVITIES
       Acquisition of real estate                                                (19,494)            (67,851)
       Capital expenditure                                                       (29,638)            (26,026)
       Proceeds from sale of real estate                                              -                1,782
       Net increase in notes receivable                                          (13,602)               (218)
       Net increase in temporary investments                                        (334)                (56)
                                                                                --------            --------
  Net cash used in investing activities                                          (63,068)            (92,369)

FINANCING ACTIVITIES
       Regular payments on mortgages, capital leases, and
          notes payable                                                           (2,045)             (1,665)
       Balloon payments of mortgages and notes payable                            (3,000)            (23,601)
       Net change in lines of credit                                             (27,970)            (18,825)
       Issuance of senior notes, net of costs                                     49,751             123,761
       Dividends paid                                                            (38,411)            (35,463)
       Issuance of shares of beneficial interest                                  40,551               1,336
       Decrease in minority interest                                                 (40)             (1,087)
                                                                                --------            --------
  Net cash  provided by  financing activities                                     18,836              44,456
                                                                                --------            --------

Increase (decrease) in cash                                                       (1,450)               (564)

Cash at beginning of period                                                       10,521               3,995
                                                                                --------            --------
Cash at end of period                                                              9,071               3,431
                                                                                ========            ========

       The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996
                        (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1995 which contain the Trust's accounting policies and other data.

NOTE B - DIVIDENDS PAYABLE

     On September 11, 1996 the Trustees declared a cash dividend of $.42 per share, payable October 15, 1996 to shareholders of record September 26, 1996.

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

     On October 1, 1996 the Trust acquired Saugus Plaza Shopping Center, located in the metropolitan Boston, Massachusetts area, for a cash purchase price of $12.2 million. On October 29, 1996 the Trust purchased Wynnewood Shopping Center in suburban Philadelphia, Pennsylvania for $20.9 million in cash. In connection with the Connecticut and Massachusetts acquisitions, The Trust paid $170,000 in commissions to a company owned by the brother of the Trust's president.

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

     On July 2, 1996 the Trust was granted a purchase option on a parcel of land in Bethesda, Maryland in exchange for a refundable deposit of $50,000 and a $3.6 million loan secured by the land. The loan requires monthly payments of interest at 9% until March 31, 1997 and 9.5% thereafter. The Note is due on the earlier of the exercise of the purchase option or March 31, 1998.

NOTE E - NOTES PAYABLE

     In August 1996 the Trust amended its unsecured medium term revolving credit facilities with four banks, increasing the aggregate amount available from $130 million to $135 million, extending the maturity from three years to five, and decreasing the interest rate from LIBOR plus 75 to 100 basis points to LIBOR plus 75 basis points. The facilities require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At September 30, 1996 there was $12.1 million borrowed under these credit facilities. The maximum drawn during the first nine months of 1996 was $76.2 million. The weighted average interest rate on borrowings for the nine months ended September 30, 1996 was 6.5%.

     In June 1996 the Trust repaid a $3 million note which had been issued in connection with the purchase of Federal Plaza in 1989.

NOTE F - SENIOR NOTES AND DEBENTURES

     On August 16, 1996 the Trust issued $50.0 million of 7.48% Debentures due August 15, 2026, netting approximately $49.8 million after adjusting for underwriting discounts and other costs. The debentures, which were issued at a price of 99.96%, pay interest semiannually on February 15 and August 15. The debentures are redeemable at par at the option of the holders on August 15, 2008 and by the Trust at any time thereafter.

NOTE G - SHAREHOLDERS' EQUITY

     On May 24, 1996 the Trust sold 1.8 million shares at $22 per share, netting $39.3 million.

     During the first nine months of 1996, 31,501 shares were issued at prices ranging from $18.00 a share to $20.875 a share as the result of the exercise of stock options. The Trust accepted notes of $410,000 from certain of its officers and employees in connection with the issuance of 20,667 of these shares.

     On February 16, 1996, 58,681 options at $21.125 per share were granted to employees of the Trust. An option for 20,000 shares at $21 per share was granted to an employee upon commencement of his employment.

     On May 2, 1996 each of the trustees, other than the president, was awarded 2,500 options at $21.625 per share.


NOTE H - INTEREST EXPENSE

     The Trust incurred interest expense totaling $34.2 million during the first nine months of 1996 and $29.5 million during the first nine months of 1995, of which $690,000 and $672,000, respectively, were capitalized. Interest paid was $33.4 million in the first nine months of 1996 and $23.8 million in the first nine months of 1995.

     The ratio of earnings to fixed charges was 1.55x for the first nine months of 1996 and 1.58x for the comparable period in 1995. The ratio of funds from operations to fixed charges was
2.27x for the first nine months of 1996 and 2.39x for the first nine months of 1995.

NOTE I - COMMITMENTS AND CONTINGENCIES

      As previously reported, certain of the Trust's shopping centers have some environmental contamination. The Trust has installed a system to remediate contamination from a dry cleaning spill at Eastgate Shopping Center in Chapel Hill, North Carolina. Estimates to remediate the spill range from $300,000 to $500,000. The Trust has entered into an agreement with two previous owners of the shopping center to share the costs of the remediation. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the clean up costs.

     The Trust has retained an environmental consultant to investigate the contamination at a shopping center in New Jersey. The Trust is evaluating whether it has insurance coverage for this matter. At this time, the Trust has not determined what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

     Pursuant to the provisions of the respective partnership agreements, in the event of the exercise of put options by the other partners, the Trust would be required to purchase the 99% limited partnership interest at Loehmann's Plaza at its then fair market value and a 22.5% interest at Congressional Plaza at its then fair market value.

     At September 30, 1996 in connection with certain redevelopment projects and tenant improvements, the Trust is contractually obligated on contracts of approximately $6.3 million. At September 30, 1996 the Trust is also obligated under leases with tenants to provide up to an additional $8.4 million for improvements.

NOTE J - COMPONENTS OF RENTAL INCOME

     The components of rental income for the nine months ended September 30 are as follows:


                                      1996                1995
                                           (in thousands)
Retail properties
   Minimum rents                    $95,899                $81,644
   Cost reimbursements               20,876                 17,813
   Percentage rents                   2,942                  3,262
Apartments                            1,838                  1,838
                                   --------               --------
                                   $121,555               $104,557
                                   ========               ========

                                   FORM 10-Q
                               September 30, 1996


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Federal Realty meets its liquidity requirements through net cash provided by operating activities, long term borrowing through debt offerings and mortgages, medium and short term borrowing under revolving credit facilities, and equity offerings. Because a significant portion of the Trust's net cash provided by operating activities is distributed to shareholders, capital outlays for property acquisitions, renovation projects and debt repayments require additional funding from borrowing or equity offerings.

     Operating activities during the first nine months of 1996 generated $42.8 million, of which $38.4 million was distributed to shareholders. During the first nine months of 1995, $47.3 million was generated from operating activities, of which $35.5 million was distributed to shareholders. Despite a $3.3 million increase in net income in 1996 over 1995 and a $3.0 million increase in non-cash charges such as depreciation in 1996 over the same period in 1995, less cash was generated from operating activites in the first nine months of 1996 than the first nine months of 1995 because these increases to cash were offset by an increased usage of $10.9 million in 1996 over 1995 for other operating purposes, primarily increases in accounts receivable and prepaid expenses and decreases in accrued expenses.

     During the first nine months of 1996 the Trust purchased four retail properties; in February the Trust purchased two retail buildings in Winter Park, Florida for $6.8 million in cash, in May the Trust purchased a retail building in Greenwich, Connecticut for $3.2 million in cash and in June the Trust purchased another retail building in Greenwich for $9.5 million in cash. During the first nine months of 1996 another $29.6 million was spent on tenant work and improvements to Trust properties; these improvements included: (1) $2.5 million on the redevelopment of Brick Plaza which was begun in 1995; (2) $2.2 million to buy out below market leases; (3) $9.7 million on the final tenant work and construction of an additional 30,000 square feet at Congressional Plaza, which includes the Trust's corporate offices; and (4) $2.9 million to begin the redevelopment and expansion of a portion of Bethesda Row.

     During the first nine months of 1996 the Trust made three mortgage loans. Two of the loans are secured by retail property in Manayunk, Pennsylvania; a $9.2 million 25 year loan which bears base interest at 10% and which is convertible into a partnership interest in the secured properties and a $514,000 loan due November 1997 which bears interest at the greater of prime plus 2% or 10%. In July 1996 the Trust was granted a purchase option on land in Bethesda, Maryland in exchange for a refundable deposit of $50,000 and a $3.6 million loan secured by the land. The loan, which requires monthly payments of interest at 9% until March 31, 1997 and 9.5% thereafter, is due on the earlier of the exercise of the purchase option or March 31, 1998.

     In June 1996 the Trust repaid a $3 million note which had been issued in connection with the purchase of Federal Plaza in 1989.

     These expenditures were initially financed with borrowings under the Trust's revolving credit facilities with four banks. In August 1996, the Trust amended these unsecured medium-term revolving credit facilities, increasing the aggregate amount available from $130 million to $135 million, extending the maturity from three years to five, and decreasing the interest rate from LIBOR plus 75 to 100 basis points to LIBOR plus 75 basis points. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. At September 30, 1996 the Trust had $12.1 million borrowed under these facilities. The maximum amount borrowed under these facilities during the first nine months of 1996 was $76.2 million. The weighted average interest rate on borrowings during the nine months ended September 30, 1996 was 6.5%.

     In August 1996 the Trust issued $50.0 million of 7.48% Debentures due August 15, 2026, netting approximately $49.8 million. The debentures, which pay interest semiannually on February 15 and August 15, are redeemable at par at the option of the holders on August 15, 2008 and by the Trust at any time thereafter. The proceeds were used to repay amounts drawn on the revolving credit facilities.

     On May 24, 1996 the Trust sold 1.8 million shares at $22 per share, netting $39.3 million. These proceeds were used to repay borrowings on the Trust's revolving credit facilities.

     The Trust is contractually obligated on contracts of approximately $6.3 million for redevelopment and tenant improvements and is committed under leases
for up to an additional $8.4 million in tenant work.          These committed
improvements include the completion of a 30,000 square foot expansion at Congressional Plaza, the completion of a renovation and expansion of a portion of Bethesda Row, a reconstruction of a portion of Crossroads Shopping Center, and a retenanting and renovation of a portion of Troy Shopping Center. These expenditures will be funded with the revolving credit facilities pending their long term financing with either equity or debt.

     The Trust is continuing to seek acquisition and development opportunities in its core markets, and, in addition, is looking for acquisition and development opportunities in new markets. Therefore, the Trust has amended its bylaws to permit investments west of the Mississippi River. The Trust has entered into a nonbinding letter of intent to form a joint venture for the purpose of acquiring and redeveloping main street retail buildings in California, Oregon and Washington. The Trust is also actively seeking to acquire shopping centers on the west coast. In addition, the Trust continues to look for sites in its core markets to permit the Trust to build new shopping centers.

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


CONTINGENCIES

     As previously reported, certain of the Trust's shopping centers have some environmental contamination. The Trust has installed a system to remediate contamination from a dry cleaning spill at Eastgate Shopping Center in Chapel Hill, North Carolina. Estimates to remediate the spill range from $300,000 to $500,000. The Trust has entered into an agreement with two previous owners of the shopping center to share the costs of the remediation. In 1993 the Trust recorded a liability of $120,000 as its estimated share of the clean up costs.

     The Trust has retained an environmental consultant to investigate the contamination at a shopping center in New Jersey. The Trust is evaluating whether it has insurance coverage for this matter. At this time, the Trust has not determined what the range of remediation costs might be. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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

     The reconciliation of net income to funds from operations for the nine months ended September 30 is as follows:


                                            1996                 1995
                                                 (in thousands)
Net income                                 $21,046               $17,744
Plus: depreciation and amortization
       of real estate assets                25,156                22,890
      amortization of initial direct
       costs of leases                       1,777                 1,795
      loss on sale of real estate             -                      545
                                           -------               -------
Funds from operations                      $47,979               $42,974
                                           =======               =======

     Funds from operations increased 12% to $48.0 million for the nine months ended September 30, 1996 from $43.0 million for the nine months ended September 30, 1995.

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 16.3% from $104.6 million in the first nine months of 1995 to $121.6 million in the first nine months of 1996. If properties purchased and sold in 1995 and 1996 are excluded, rental income increased 6.7%.

     Minimum rent increased 17.1% from $83.5 million in the first nine months of 1995 to $97.7 million in the first nine months of 1996. Excluding properties purchased and sold in 1995 and 1996, minimum rent increased 6.7%. Forty-six percent of the increase results from rent increases at Brick Plaza, Gaithersburg Square and Congressional Plaza, all of which have recently been renovated and retenanted.

     Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). Cost reimbursements increased 17% from $17.8 million during the first nine months of 1995 to $20.9 million during the first nine months of 1996. The increase was due to the recent acquisitions, the partial recovery of increased CAM expenses, primarily snow removal, and an acceleration of billing CAM capital items from once at year end to monthly.

     Other property income includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income. Other property income increased from $5.3 million during the first nine months of 1995 to $7.0 million during the first nine months of 1996, primarily due to increases in lease termination fees.

     Rental expenses have increased 22% in the first nine months of 1996 over the first nine months of 1995, to $30.5 million from $25.1 million. If centers acquired and sold during 1995 and 1996 are excluded, rental expenses increased 11%, due to increased snow removal costs incurred during this winter's heavy snowfalls and due to a loss resulting from the decision to demolish a portion of Crossroads Shopping Center to allow for construction of new space.

     Real estate taxes have increased from $10.7 million during the first nine months of 1995 to $12.1 million during the first nine months of 1996; $965,000 of the increase was due to taxes on the 1995 and 1996 acquisitions. Depreciation and amortization in the first nine months of 1996 was 9% greater than in the first nine months of 1995. Excluding the effect from the 1995 and 1996 acquisitions, depreciation and amortization increased 4%, primarily due to increases attributable to Brick Plaza, Gaithersburg Square and Congressional Plaza, all of which have recently been or are being redeveloped.

     Interest expense increased from $28.8 million during the first nine months of 1995 to $33.6 million during the first nine months of 1996, primarily due to interest expense on the $165 million of senior notes issued during 1995, due to interest on the 7.48% debentures issued August 1996, due to the mortgage on Bristol Plaza which was purchased in September 1995 and due to increased interest on the revolving credit facilities due to higher average outstanding balances in 1996 than in 1995. The ratio of earnings to fixed charges was 1.55x for the first nine months of 1996 and 1.58x for the comparable period in 1995. The ratio of funds from operations to fixed charges was 2.27x for the first nine months of 1996 and 2.39x for the first nine months of 1995.

     Administrative expenses as a percentage of total revenue have increased from 4.0% in 1995 to 4.6% in 1996, primarily because of the write off of costs associated with unconsummated acquisitions and developments and because of costs associated with the relocation of the Trust's headquarters.

     In 1995 the Trust had a $545,000 loss on the sale of North City Plaza.

     As a result of the foregoing items, net income increased from $17.8 million during the first nine months of 1995 to $21.0 million during the first nine months of 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Funds from operations increased 19.5% to $17.2 million in the third quarter of 1996 from $14.4 million in the third quarter of 1995.

     Rental income increased 14% from $35.9 million in the third quarter of 1995 to $40.9 million in 1996. If properties purchased and sold in 1995 and 1996 are excluded, rental income increased 6%. Seventy-three percent of this increase is attributable to Brick Plaza, Gaithersburg and Congressional Plaza, all of which have recently been redeveloped and retenanted.

     Minimum rent, a component of rental income, increased 16% from $28.4 million in the third quarter of 1995 to $33.0 million in the third quarter of 1996. If properties purchased and sold in 1995 and 1996 are excluded, minimum rent increased 7%. Forty-eight percent of this increase is attributable to Brick Plaza, Gaithersburg, and Congressional Plaza.

     Cost reimbursements, another component of rental income, increased 7% from $6.9 million in the third quarter of 1995 to $7.4 million in the third quarter of 1996. The increase is primarily due to the 1995 and 1996 acquisitions, but also to an acceleration of billing CAM capital items from once at year end to monthly.

     Other property income has increased 16% from $1.9 million in the third quarter of 1995 to $2.2 million in the third quarter of 1996, primarily due to lease termination fees.

     Rental expenses have decreased slightly , despite the acquisition of new properties, from the third quarter of 1995 to the third quarter of 1996, due to decreases in bad debt and shopping center maintenance costs. Real estate taxes have increased primarily due to the acquisition of new properties.

     Interest expense has increased to $11.3 million in the third quarter of 1996 from $10.1 million in the third quarter of 1995 due to interest on the 6.625% Senior Notes issued in December 1995, the 7.48% Debentures issued in August 1996 and the mortgage on the Bristol Shopping Center.

     Administrative expenses have increased due to increases in payroll expense and due to costs associated with the relocation of the Trust's corporate office.

     Depreciation and amortization expense was 7% greater during the third quarter of 1996 as compared to the third quarter of 1995, due to the 1995 and 1996 acquisitions and increased depreciation on Brick Plaza, Gaithersburg Square and Congressional Plaza.

     As a result of the foregoing items, net income increased from $5.9 million in the third quarter of 1995 to $8.1 million in the third quarter of 1996.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
(A) Exhibits
        (3)(ii) Bylaws of Federal Realty Investment Trust,
amended September 11, 1996.                                             23-40
        (27) Financial Data Schedule....................................Edgar
filing only

(B) Reports on Form 8-K
    A Form 8-K, dated August 19, 1996, was filed in response to
Item 7.(c)

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FEDERAL REALTY INVESTMENT TRUST
                                                 -------------------------------
                                                                    (Registrant)



Date: November 6, 1996                           Steven J. Guttman
      ---------------------                      --------------------------
                                                 Steven J. Guttman, President
                                                 (Chief Executive Officer)



Date: November 6, 1996                           Cecily A. Ward
      ---------------------                      ---------------------------
                                                 Cecily A. Ward, Vice President
                                                 (Principal Accounting Officer)