Form 10-K
period 1996-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 1997-02-18
CIK 34903

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                   FORM 10-K
       For Fiscal Year Ended: December 31, 1996 Commission File No.17533
       -----------------------------------------------------------------

                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                 District of Columbia               52-0782497
            ------------------------------------------------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)      identification No.)

            1626 East Jefferson Street, Rockville, Maryland  20852
            ------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                (301) 998-8100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

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

7.48% Senior Debentures
8 7/8% Senior Notes
8% Senior Notes
6 5/8% Senior Notes
Subordinated Debt Securities*
* None issued, registered pursuant to a shelf registration

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No      .
                                               -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
     At February 10, 1997, the aggregate market value of Common
Shares of Beneficial Interest of Federal Realty Investment Trust held by nonaffiliates was $1.1 billion based upon the closing price of such Shares on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer's classes of common stock.

Class                                 Outstanding at February 10, 1997
-----                                 --------------------------------
Common Shares of Beneficial Interest       38,934,321

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------



  PART III
  --------

       Portions of the Trust's Proxy Statement in connection with its Annual Meeting to be held on May 7, 1997 (hereinafter called "1997 Proxy Statement"). Specifically, the Sections entitled "Summary Compensation Table", "Employment Agreements", "Aggregated Option Exercises in 1996 and December 31, 1996 Option Values", "Retirement and Disability Plans", and "Compensation Committee Interlocks and Insider Participation", "Ownership of Shares by Trustees and Officers", and "Certain Transactions" appearing in the 1997 Proxy Statement are incorporated herein by reference.



       The Exhibit Index for this report is found on page 26.
  This report, including Exhibits, contains 91 pages.

  PART I & II
  -----------

  Item 1.   Business
  -------   --------


       Federal Realty Investment Trust is an owner, operator and redeveloper of retail properties. Founded in 1962 as a District of Columbia business trust of unlimited duration, the Trust is a self-administered equity real estate investment trust. The Trust consolidates the financial statements of three wholly owned subsidiaries, eleven partnerships and a joint venture. At December 31, 1996 the Trust owned 86 retail properties and one apartment complex.

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

       The Trust's portfolio of properties has doubled from 43 as of January 1, 1992 to 87 at December 31, 1996. During this five year period the Trust acquired 48 retail properties for approximately $414 million. Eleven of the seventeen acquisitions in 1996 were in California and two were in Florida, which are new markets for the Trust. During this same period four shopping centers were sold. Also during this period the Trust spent over $183 million to renovate, expand, improve and retenant its properties. All but four of the acquisitions were funded primarily by cash. Of the four properties not fully acquired by cash, one was acquired by means of capital and ground leases, one was acquired for common shares of the Trust and the assumption of a mortgage, one was acquired for cash and the assumption of a municipal bond issue and the fourth was acquired for cash with a minority investment by a third party. This growth was financed through borrowing and equity offerings, since each year the Trust has distributed all or the majority of its cash provided by operating activities to its shareholders.

      The Trust's 86 retail properties, consisting of 57 shopping centers and 29 main street retail buildings, are located in 14 states and the District of Columbia, primarily along the East Coast between the Boston metropolitan area and Richmond, Virginia. Nineteen of the shopping centers are located in the Washington, D.C. metropolitan area; eleven are in Pennsylvania, primarily in the Philadelphia area; nine are in New Jersey; five are in Illinois; three are in Virginia; three are in Massachusetts; and there is one in each of the following states: California, Connecticut, Georgia, Michigan, New York, North Carolina and Tennessee. The main street retail buildings are located in California, Connecticut, Florida, Illinois, Massachusetts and New Jersey. No single property accounts for over 10% of the Trust's revenues.

       The Trust has approximately 1,800 tenants, ranging from sole proprietors to major national retailers; no one tenant or corporate group of tenants accounts for 5% or more of revenue. The Trust's leases with these tenants are classified as operating leases and typically are structured to include minimum rents, percentage rents based on tenants' sales volumes and reimbursement of certain operating expenses and real estate taxes.

       The Trust is seeking to increase its pace of acquiring older, well-located shopping centers and retail buildings and then enhancing their revenue potential through a program of renovation, retenanting and remerchandising. The Trust is also studying sites which are suitable for the development of new shopping centers. During the years ended December 31, 1996, 1995 and 1994, retail properties have contributed 96%, 96% and 95%, respectively of the Trust's total revenue.

       The Trust amended its by-laws in 1996 to permit investments west of the Mississippi River. Investments are not required to be based on specific allocation by type of property. The extent to which the Trust might mortgage or otherwise finance investments varies with the investment involved and the economic climate.

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

       Investments in real property create a potential for environmental liability on the part of the current and previous owners of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any property, the owner or operator of the property may be held liable for costs and liabilities relating to such hazardous substances. Effective September 1, 1996 the Trust obtained environmental insurance on sixty of its properties. Subject to certain exclusions and deductibles, the insurance provides coverage for unidentified, pre-existing conditions and for future contamination caused by tenants and third parties.

       The Trust's current policy is to obtain an environmental study on each property it seeks to acquire. On recent acquisitions, any substances identified prior to closing which present an immediate environmental hazard have been or are in the process of remediation. Costs related to the abatement of asbestos which increase the value of Trust properties are capitalized. Other costs are expensed. In 1996 and 1995 approximately $970,000 and $1.0 million, respectively, of which $540,000 and $796,000, respectively, was capitalized abatement costs, was spent on environmental matters. The Trust has budgeted approximately $3.0 million for 1997 for environmental matters, a majority of which is projected for asbestos abatement. (See Note 6 of Notes to Consolidated Financial Statements.)


  Current Developments
  --------------------

        In 1996 the Trust acquired $105.6 million of retail property. Three shopping centers were acquired: Saugus Plaza Shopping Center, located in metropolitan Boston, Massachusetts for $12.7 million in cash; Wynnewood Shopping Center in suburban Philadelphia, Pennsylvania for $21.8 million in cash; and Escondido Promenade in suburban San Diego, California for $14.2 million in cash and the assumption of $9.4 million of municipal bonds. Fourteen retail buildings were acquired: two buildings in Winter Park, Florida for a cost of $6.8 million; two buildings in Greenwich, Connecticut for $12.7 million; and ten buildings, located in Pasadena, Santa Monica and San Diego, California, for cash of $17.6 million with minority interests contributing another $10.4 million.

       During 1996 the Trust spent $42.2 million in renovating, expanding and retenanting its properties. These improvements included $11.5 million on the final tenant work and construction of an additional 30,000 square feet at Congressional Plaza, which includes the Trust's corporate offices; $4.7 million on the redevelopment and expansion of a portion of Bethesda Row; $3.9 million for the renovation of Brick Plaza in Brick, New Jersey; and $2.3 million to buy out below market leases. In addition the Trust invested $23.4 million in mortgage notes receivable, most of which are convertible into ownership interests in the properties by which they are secured.

       The Trust initially funded the majority of its 1996 acquisitions, capital improvement projects and investments in mortgages with borrowings under its revolving credit facilities with four banks. Borrowings on these revolving credit facilities were then repaid from long term debt and equity issues. In August 1996 the Trust issued $50.0 million of 7.48% Debentures due August 15, 2026, netting approximately $49.8 million. In May the Trust sold 1.8 million shares of beneficial interest ("shares") at $22 per share to an institutional investor, netting approximately $39.3 million. In December the Trust sold another 1.6 million shares to the public at $27 7/8 per share, netting $42.9 million. Another three million shares were sold to an institutional investor on February 4, 1997 for $28 per share, netting $83.9 million.

       At December 31, 1996 the Trust had 205 full-time employees.

Item 2. Properties
------------------

Retail Properties
-----------------
  The following table sets forth information concerning each retail property in which the Trust owns an equity interest or has a leasehold interest as of December 31, 1996. Except as otherwise noted, retail properties are 100% owned in fee by the Trust.

                                            Year         Year                          Number of                Occupancy (1)
                                         Completed     Acquired     Square Feet (1)     Tenants     Acres     Overall / Economic
                                       ------------- ------------ ------------------- ----------- --------- ----------------------
Allwood                                     1958         1988            52,000             8         5          100% / 100%
  Clifton, NJ  07013  (2)

Andorra                                     1953         1988           257,000            40        23           94% / 94%
  Philadelphia, PA  19128  (3)

Bala Cynwyd                                 1955         1993           266,000            29        22           99% / 99%
  Bala Cynwyd, PA  19004

Barracks Road                               1958         1985           478,000            86        39           98% / 97%
  Charlottesville, VA  22905  (3)

Bethesda Row                             1945-1991       1993           276,000            68         8           99% / 97%
  Bethesda, MD  20814  (2) (5)

Blue Star                                   1959         1988           392,000            32        55           97% / 97%
  Watchung, NJ  07060  (2)

Brainerd Village                            1960         1987           218,000            26        20           75% / 64%
  Chattanooga, TN  37411

Brick Plaza                                 1958         1989           288,000            30        42           98% / 98%
  Brick Township, NJ  08723  (2)

Bristol                                     1959         1995           296,000            38        22           97% / 97%
   Bristol, CT  06010

Brunswick                                   1957         1988           261,000            23        22          100% / 99%
  North Brunswick, NJ  08902  (2)

Clifton                                     1959         1988            80,000            13         8           98% / 98%
  Clifton, NJ  07013  (2)

Congressional Plaza                         1965         1965           341,000            47        22          100% / 99%
  Rockville, MD  20852  (4)



                                               Principal
                                                Tenants
                                        ------------------------
Allwood                                    Grand Union
  Clifton, NJ  07013  (2)                  Mandee Shop

Andorra                                    Acme Markets
  Philadelphia, PA  19128  (3)             Andorra Theater

Bala Cynwyd                                Lord & Taylor
  Bala Cynwyd, PA  19004                   Acme Markets

Barracks Road                              Bed, Bath & Beyond
  Charlottesville, VA  22905  (3)          Safeway
                                           Superfresh

Bethesda Row                               Giant Food
  Bethesda, MD  20814  (2) (5)             Giant Pharmacy

Blue Star                                  Caldor
  Watchung, NJ  07060  (2)                 Shop Rite
                                           Toys R Us

Brainerd Village                           Office Depot
  Chattanooga, TN  37411                   Sports Authority

Brick Plaza                                A&P Supermarket
  Brick Township, NJ  08723  (2)           Steinbach's

Bristol                                    Bradlees
   Bristol, CT  06010                      Super Stop & Shop

Brunswick                                  Caldor
  North Brunswick, NJ  08902  (2)          Grand Union
                                           Schwartz Furniture

Clifton                                    Acme Markets
  Clifton, NJ  07013  (2)                  Rickel Home Center

Congressional Plaza                        Fresh Fields
  Rockville, MD 20852  (4)                 Tower Records
                                           Buy Buy Baby

                                          Year            Year                                  Number of
                                       Completed        Acquired          Square Feet (1)        Tenants        Acres
                                     -------------    ------------      ------------------     -----------    ---------
Crossroads                                1959            1993               192,000              23             15
  Highland Park, IL  60035

Dedham                                    1959            1993               253,000              34             18
  Dedham, MA  02026

Eastgate                                  1963            1986               159,000              31             17
  Chapel Hill, NC  27514

Ellisburg Circle                          1959            1992               258,000              37             27
  Cherry Hill,  NJ  08034

Escondido Promenade
    Escondido, CA  92029 (6)              1987            1996               223,000              45             18

Falls Plaza                               1962            1967                60,000              10             6
  Falls Church, VA  22046

Feasterville                              1958            1980               104,000              11             12
  Feasterville, PA 19047 (2)

Federal Plaza                             1970            1989               243,000              39             18
  Rockville, MD 20852

Finley Square                             1974            1995               306,000              17             21
  Downers Grove, IL 60515

Flourtown                                 1957            1980               183,000              22             15
  Flourtown, PA  19031

Gaithersburg Square                       1966            1993               207,000              36             17
  Gaithersburg, MD  20878

Garden Market                             1958            1994               134,000              22             12
  Western Springs, IL 60558

Governor Plaza                            1963            1985               252,000              21             26
  Glen Burnie, MD 21961 (3)

Hamilton                                  1961            1988               180,000              14             18
  Hamilton, NJ  08690 (2)



                                               Occupancy (1)                    Principal
                                             Overall/Economic                    Tenants
                                           ----------------------       --------------------------
Crossroads                                     100%/100%                Gold Standard Liquors
  Highland Park, IL  60035                                              TJ Maxx

Dedham                                         91%/91%                  Ames
  Dedham, MA  02026                                                     Cherry &  Webb

Eastgate                                       98%/97%                  Food Lion
  Chapel Hill, NC  27514                                                Southern Season

Ellisburg Circle                               99%/99%                  Shop Rite
  Cherry Hill,  NJ  08034                                               Bed, Bath & Beyond

Escondido Promenade
  Escondido, CA  92029 (6)                     92%/92%                  Toys R Us
                                                                        TJ Maxx

Falls Plaza                                    100%/100%                Giant Food
  Falls Church, VA  22046                                               CVS Pharmacy

Feasterville                                   96%/96%                  Office Max
  Feasterville, PA 19047 (2)                                            Genuardi Markets

Federal Plaza                                  99%/95%                  Bed, Bath & Beyond
  Rockville, MD 20852                                                   Comp USA
                                                                        TJ Maxx

Finley Square                                  85%/85%                  Bed, Bath & Beyond
  Downers Grove, IL 60515                                               Service Merchandise

Flourtown                                      87%/87%                  K Mart
  Flourtown, PA  19031                                                  Genuardi Markets

Gaithersburg Square                            86%/86%                  Borders Books
  Gaithersburg, MD  20878                                               Bed, Bath & Beyond

Garden Market                                  100%/100%                Dominick's
  Western Springs, IL 60558                                             Ace Hardware

Governor Plaza                                 95%/95%                  Comp USA
  Glen Burnie, MD 21961 (3)                                             Bally's Total Fitness

Hamilton                                       100%/100%                Shop Rite
  Hamilton, NJ  08690 (2)                                               Steven's Furniture
                                                                        A.C. Moore

                                       Year           Year                           Number of
                                     Completed      Acquired      Square Feet (1)     Tenants      Acres
                                   -------------  ------------   ------------------ -----------  --------
Huntington                             1962           1988            274,000            12          21
  Huntington, NY  11746  (2)


Idylwood Plaza                         1991           1994             73,000            18          6
  Falls Church, VA 22030

Lancaster                              1958           1980            107,000            17          11
  Lancaster, PA 17601  (2)

Langhorne Square                       1966           1985            208,000            28          21
  Levittown, PA 19056

Laurel Centre                          1956           1986            382,000            57          26
  Laurel, MD  20707


Lawrence Park                          1972           1980            340,000            40          28
  Broomall, PA 19008   (2)


Loehmann's Plaza                       1971           1983            245,000            48          18
  Fairfax, VA 22042  (7)

Mid-Pike Plaza                         1963           1982            303,000            21          20
  Rockville, MD 20852   (2)


Northeast                              1959           1983            303,000            40          19
  Philadelphia, PA 19114

Northeast Plaza                        1952           1986            446,000            45          44
  Atlanta, GA  30329

North Lake Commons                     1989           1994            123,000            20          13
  Lake Zurich, IL  60047

Old Keene Mill                         1968           1976             92,000            19          11
  Springfield, VA  22152

Pan Am                                 1979           1993            218,000            29          25
  Fairfax, VA  22031



                                             Occupancy (1)                   Principal
                                          Overall / Economic                  Tenants
                                        ----------------------        ------------------------
Huntington                                     99% / 99%               Bed, Bath and Beyond
  Huntington, NY  11746  (2)                                           Service Merchandise
                                                                       Toys R Us

Idylwood Plaza                                 97% / 97%               Super Crown
  Falls Church, VA 22030                                               Fresh Fields

Lancaster                                      100% /100%              Giant Eagle
  Lancaster, PA 17601  (2)                                             A.C. Moore

Langhorne Square                               77% /64%                Drug Emporium
  Levittown, PA 19056                                                  Marshalls

Laurel Centre                                  91% / 91%               Giant Food
  Laurel, MD  20707                                                    Marshalls
                                                                       Toys R US

Lawrence Park                                  98% / 98%               Acme Markets
  Broomall, PA 19008   (2)                                             Best Products
                                                                       Rickel Home Center

Loehmann's Plaza                               94% / 94%               Loehmann's Dress Shop
  Fairfax, VA 22042  (7)                                               Linens N Things

Mid-Pike Plaza                                 97% / 97%               Syms
  Rockville, MD 20852   (2)                                            Toys R Us
                                                                       G Street Fabrics

Northeast                                      99% / 99%               Burlington Coat Factory
  Philadelphia, PA 19114                                               Marshalls

Northeast Plaza                                71% /61%                Publix
  Atlanta, GA  30329                                                   Cinema 12

North Lake Commons                             97% / 96%               Dominick's
  Lake Zurich, IL  60047

Old Keene Mill                                 74% / 74%               Fresh Fields
  Springfield, VA  22152                                               Rite Aid

Pan Am                                         94% / 94%               Micro Center
  Fairfax, VA  22031                                                   Safeway
                                                                       MJ Designs


                                               Year        Year                        Number of                  Occupancy (1)
                                             Completed   Acquired    Square Feet (1)    Tenants     Acres        Overall/Economic
                                            ----------- ----------  ----------------- -----------  -------     --------------------
Park & Shop                                    1930        1995          47,000            11          1              95%/88%
  Washington, DC 20036

Perring Plaza                                  1963        1985         437,000            17          27             100%/100%
  Baltimore, MD 21134  (3)


Queen Anne Plaza                               1967        1994         149,000            11          18             100%/100%
  Norwell, MA 02061

Quince Orchard                                 1975        1993         238,000            28          16             95%/85%
  Gaithersburg, MD 20877  (5)


Roseville                                      1964        1973         143,000            2           20             22%/22%
  Roseville, MI 48066

Rutgers                                        1973        1988         216,000            18          27             95%/95%
  Franklin, N.J. 08873  (2)

Saugus Plaza                                   1976        1996         171,000            8           19             96%/96%
  Saugus, MA 01906

Shillington                                    1956        1980          74,000            18          8              92%/81%
  Shillington, PA 19607  (2)

Shirlington                                    1940        1995         349,000            44          16             92%/92%
  Arlington, VA 22206

Town & Country                                 1968        1973         236,000            22          19             92%/92%
  Springfield, IL 62704

Troy                                           1966        1980         205,000            18          19             99%/99%
  Parsippany-Troy, NJ 07054  (2)


Tysons Station                                 1954        1978          50,000            15          4              95%/91%
  Falls Church, VA 22043

West Falls                                     1960        1972          62,000            17          5              96%/96%
  Falls Church, VA 22046

Wildwood                                       1958        1969          85,000            34          13             100%/100%
  Bethesda, MD 20814




                                                  Principal
                                                   Tenants
                                                 -----------

Park & Shop                                       Petco
  Washington, DC 20036                           Pizzeria Uno

Perring Plaza                                     Home Depot
  Baltimore, MD 21134  (3)                        Metro Foods
                                                  Burlington Coat Factory

Queen Anne Plaza                                  TJ Maxx
  Norwell, MA 02061                               Star Markets

Quince Orchard                                    Circuit City
  Gaithersburg, MD 20877  (5)                     Dyncorp


Roseville                                         Drug Emporium
  Roseville, MI 48066

Rutgers                                           Foodtown
  Franklin, N.J. 08873  (2)                       K  Mart

Saugus Plaza                                      K Mart
  Saugus, MA 01906                                Super Stop & Shop

Shillington                                       Super Trak Auto
  Shillington, PA 19607  (2)

Shirlington                                       Carlyle Grand Cafe
  Arlington, VA 22206                             Cineplex Odeon

Town & Country                                    Burlington Coat Factory
  Springfield, IL 62704

Troy                                              Comp USA
  Parsippany-Troy, NJ 07054  (2)                  K  Mart
                                                  Pathmark

Tysons Station                                    Linens N Things
  Falls Church, VA 22043

West Falls                                        Staples
  Falls Church, VA 22046

Wildwood                                          CVS Pharmacy
  Bethesda, MD 20814                              Sutton Place Gourmet

                                      Year           Year                             Number of                  Occupancy (1)
                                    Completed      Acquired        Square Feet (1)     Tenants      Acres      Overall/Economic
                                  -------------  ------------    ------------------  ------------ ---------  ---------------------
Williamsburg                          1961           1986             248,000             33          21            99%/99%
  Williamsburg, VA  23187


Willow Grove                          1953           1984             228,000             28          14            96%/96%
  Willow Grove, PA  19090

The Shops at Willow Lawn              1957           1983             435,000            103          37            90%/80%
  Richmond, VA 23230 (5)


Wynnewood                             1948           1996             252,000             20          16            93%/93%
  Wynnewood, PA  19096

Retail buildings
----------------
  Thirteen buildings in CT          1900-1991      1994-1996          231,000             88                        98%/98%


  Ten buildings in CA(8)            1888-1995        1996             139,000             25                        92%/92%
  Two buildings in FL                 1920           1996              28,000              9                        100%/93%
  One building in MA                  1930           1995              12,000              7                        100%/82%
  One building in NJ                  1940           1995              11,000              2                       100%/100%
  Two buildings in IL               1920-1927        1995              19,000              3                        82%/82%



                                               Principal
                                               Tenants
                                        ---------------------
Williamsburg                            Food Lion
  Williamsburg, VA  23187               Peebles
                                        Rose's

Willow Grove                            Marshalls
  Willow Grove, PA  19090               Toys R Us

The Shops at Willow Lawn                Leggett Stores
  Richmond, VA 23230 (5)                Barnes & Noble
                                        Cineplex Odeon

Wynnewood                               Food Fare
  Wynnewood, PA  19096

Retail buildings
----------------
  Thirteen buildings in CT              Barney's
                                        Eddie Bauer
                                        Saks Fifth Avenue
  Ten buildings in CA                   Disney Store
  Two buildings in FL                   Limited Express
  One building in MA                    M. Joseph
  One building in NJ                    Legg Mason
  Two buildings in IL                   Foodstuff

 (1) Overall occupancy is expressed as a percentage of rentable square feet and includes square feet covered by leases for stores not yet opened. Economic occupancy is expressed as a percentage of rentable square feet, but only includes leases currently generating rental income.
 (2)     The Trust has a leasehold interest in this property.
 (3)     The Trust owns a 99.9% partnership interest in this center.
 (4)     The Trust owns a 49% equity interest in this center.
 (5)     The Trust owns this property subject to a ground lease.
 (6) The Trust owns the controlling interest in this center. A minority owner has an interest in the profits of the center.
 (7) The Trust has a 1% general partnership interest and manages the partnership. A 99% interest was sold to a limited partner.
 (8)     The Trust owns the general partnership interest in these buildings.

Apartments
----------

The following table sets forth information concerning the Trust's apartment development as of December 31, 1996 which is 100% owned by the Trust in fee. This development is not subject to rent control.

                                      Year         Year                                            Eff. and
Property                            Completed    Acquired       Acres         1-BR        2-BR       3-BR      Total    Occupancy
-----------------------------------------------------------------------------------------------------------------------------------
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
            Matters.
            -------

Market Quotations

                                                 Dividends
 Quarter ended          High         Low           Paid
 -------------          ----         ---         ---------
 December 31, 1996     $28 3/4      $22 5/8      $ .42
 September 30, 1996     25           21 3/4        .41
 June 30, 1996          23 1/8       20 1/2        .41
 March 31, 1996         23 1/8       20 1/4        .41

 December 31, 1995     $23 1/2      $20          $ .41
 September 30, 1995     23 5/8       21 1/8        .395
 June 30, 1995          22 5/8       19 3/4        .395
 March 31, 1995         22           20 1/4        .395

       The number of holders of record for Federal Realty's common shares of beneficial interest at December 31, 1996 was 7,573.

       For the years ended December 31, 1996 and 1995, $.21 and $.43, respectively, of dividends paid represented a return of capital.

       Dividends declared per quarter during the last two fiscal years were as follows:


      Quarter Ended      1996      1995
      -------------      ----      ----

       March 31          $ .41     $.395
       June 30             .41      .395
       September 30        .42      .41
       December 31         .42      .41

       The Trust's common shares of beneficial interest are listed on the New York Stock Exchange.

  Item 6.   Selected Financial Data.
            -----------------------

  In thousands, except per share data

                            Year ended December 31,

                       1996         1995        1994        1993      1992
  Operating Data
  ---------------------------------------------------------------------------

  Rental Income      $164,887      $142,841    $128,133   $105,948    $89,971

  Income before gain
  on sale of real
  estate and extra-
  ordinary item        28,754        23,655      20,466     16,114      6,987

  Gain (loss) on sale
  of real estate          (12)         (545)       ---         ---      2,501

  Extraordinary item -
  gain (loss) on early
  extinguishment of
  debt                   ---          ---        ---         2,016        (58)

  Net income           28,742        23,110      20,466     18,130      9,430

  Net cash provided
   by operating
   activities (1)      65,648        65,117      45,199     35,183     28,236

  Dividends declared   56,607        51,392      48,196     42,021     36,306

  Weighted average
  number of shares
  outstanding          33,573        31,860      30,679     27,009     22,767

  Per share:
  Net income              .86           .72         .67        .67        .41

  Dividends declared     1.66          1.61        1.57       1.55       1.53

  Other Data
  ---------------------------------------------------------------------------
  Funds from
   Operations (2)      65,254        57,034      50,404     40,824     29,374

  Balance Sheet Data
  ---------------------------------------------------------------------------
  Real estate
    at cost        $1,147,865    $1,009,682    $852,722   $758,088   $598,867

  Total assets      1,035,306       886,154     751,804    689,803    603,365

  Mortgage and
   capital lease
   obligations        229,189       222,317     235,705    218,545    245,694

                            Year ended December 31,

                       1996         1995       1994      1993      1992
  Operating Data
  -----------------------------------------------------------------------
  Notes payable        66,106       49,980    61,883    30,519      6,117

  Senior notes        215,000      165,000     ---       ---       50,000

  Convertible
    subordinated
    debentures         75,289       75,289    75,289   115,167     46,218

  Shareholders'
    equity            388,885      327,468   343,222   283,059    222,432

  Number of shares
  outstanding          35,886       32,160    31,609    28,018     24,718

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

       Operating activities generated $65.6 million in 1996, $65.1 million in 1995 and $45.2 million in 1994 of which $52.1 million, $47.9 million and $44.0 million, respectively, was distributed to shareholders. Despite a $5.6 million increase in net income in 1996 over 1995 and a $3.4 million increase in non-cash charges such as depreciation in 1996 over 1995, net cash provided by operating activities increased only $500,000 because these increases to cash were offset by an increased usage of $8.5 million in 1996 over 1995 for other operating purposes, primarily increases in accounts receivable, prepaid expenses and decreases in accrued expenses. Cash generated from operating activities was $19.9 million greater in 1995 than in 1994. The increase of $2.6 million in net income and an increase of $4.4 million in non-cash charges such as depreciation were augmented by a decreased usage of $12.9 million in other operating activities, primarily due to increases in accounts payable and accrued expenses.

       During the three year period 1994 through 1996, the Trust expended over $357 million in cash to acquire properties and to improve its properties. In addition, in 1996 the Trust invested $23.4 million in mortgage notes receivable, most of which are convertible into ownership interests in the properties by which they are secured. At December 31, 1996 the Trust had deposits of $23.4 million on real estate, primarily for the purchase in January 1997 of the fee interest on four properties which it held subject to capital leases. These expenditures were primarily funded from the proceeds of various debt and equity transactions.

       The Trust is actively expanding its acquisition efforts. In 1996 the Trust amended its bylaws to permit investments west of the Mississippi River. The Trust acquired $105.6 million of retail property in 1996, comprised of three shopping centers and fourteen retail buildings. With certain of these purchases the Trust made its first acquisitions in Florida and California. On October 1, the Trust acquired Saugus Plaza Shopping Center, located in metropolitan Boston, Massachusetts for $12.7 million in cash. On October 29, 1996 Wynnewood Shopping Center in suburban Philadelphia, Pennsylvania was purchased for a total cash cost of $21.8 million. On December 31, 1996 the Trust acquired the controlling interest in a Limited Liability Company formed to own Escondido Promenade in suburban San Diego, California for $14.2 million in cash. The $23.5 million center is encumbered by $9.4 million of municipal bonds. The bonds, which mature October 1, 2016, bear interest at a variable rate determined weekly to be the interest rate which would enable the bonds to be remarketed at 100% of their principal amount. The bonds are redeemable on demand by the holders and if they cannot be resold, will be due. The other member of the Limited Liability Company, who is related to the developer of the property, has a minor interest in the profits of the company.

       On February 28, 1996 the Trust purchased, for cash, two retail buildings in Winter Park, Florida for a cost of $6.8 million. In 1996 the Trust purchased two buildings in Greenwich, Connecticut, one for $3.2 million in cash on May 6 and another for $9.5 million in cash on June 4. On December 31, 1996 the Trust made an investment of $17.6 million for the general partnership interest in two partnerships (the "CIM partnerships"), one of which owns ten main street retail buildings and the other of which owns a purchase option on a street retail building. The ten buildings, valued at $28 million, are located in Pasadena, Santa Monica and San Diego, California. Nine of the ten buildings are scheduled to be renovated and retenanted. The Trust will contribute 90% of future capital costs. The limited partners who contributed $10.4 million to the partnerships will receive a cumulative return of $762,000 per year. All remaining income and cash available for distribution will be allocated 90% to the Trust and 10% to the minority partners until each receives a return of 10% on its deemed investment and then 60% to the Trust and 40% to the minority partner.

       During 1996 the Trust invested $42.4 million in improvements to its properties; these improvements included: (1) $11.5 on the final tenant work and construction of an additional 30,000 square feet at Congressional Plaza, which includes the Trust's corporate offices; (2) $4.7 million on the redevelopment and expansion of a portion of Bethesda Row; (3) $3.9 million on the redevelopment of Brick Plaza which was begun in 1995; and (4) $2.3 million to buy out below market leases.

       In 1995 the Trust purchased 19 retail properties. The Trust also purchased a building abutting Flourtown Shopping Center, one of its existing centers, for $3.1 million. The Finley Square Shopping Center in suburban Chicago, Illinois was purchased on April 27, 1995 for approximately $18.8 million in cash; Bristol Shopping Center in Bristol, Connecticut was purchased on September 22, 1995 for $19.6 million, by assuming a $11.3 million mortgage and by issuing common shares valued at $7.3 million with the balance in cash; Park & Shop Center in Washington, D.C. was purchased on December 1, 1995 for $11.2 million in cash; and on December 21, 1995 Shirlington Shopping Center in Arlington, Virginia was purchased for $23.5 million in cash. The retail building acquisitions during 1995 were as follows: seven buildings in West Hartford, Connecticut for $15.3 million; two buildings in Greenwich, Connecticut for $14.9 million; one building in Westport, Connecticut for $5.7 million; one building in Brookline, Massachusetts for $3.8 million; one building in Westfield, New Jersey for $2.2 million; two buildings in Evanston, Illinois for $3.6 million; and a building contiguous to Bethesda Row in Bethesda, Maryland for $2.0 million.

       During 1995, $33.8 million was expended on improvements to Trust properties. These improvements included $3.8 million on the redevelopment of Congressional Plaza in Rockville, Maryland, $5.5 million to complete the redevelopment and retenanting of Gaithersburg Square in Gaithersburg, Maryland and $5.8 million for the first phase of the renovation of Brick Plaza in Brick, New Jersey.

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

       The majority of these acquisitions and improvements, as well as debt repayment requirements, were initially financed with borrowings under the Trust's revolving credit facilities. The Trust uses these credit facilities to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. In August 1996, the Trust amended these unsecured medium term revolving credit facilities, increasing the aggregate amount available from $130 million to $135 million, extending the maturity from three years to five years, and decreasing the interest rate from LIBOR (London Interbank Offered Rate) plus 75 to 100 basis points to LIBOR plus 75 basis points. The facilities require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At December 31, 1996, 1995 and 1994, $59.4 million, $40.1 million and $54.7 million, respectively, was borrowed under these facilities. The maximum amount borrowed under these facilities during 1996, 1995 and 1994 was $76.2 million, $66.8 million and $54.7 million, respectively. The weighted average interest rate on borrowings during 1996, 1995 and 1994 was 6.4%, 6.9%, and 5.6%, respectively.

       Borrowings on these revolving credit facilities were repaid from a variety of long term debt and equity issues. In August 1996 the Trust issued $50.0 million of 7.48% Debentures due August 15, 2026, netting approximately $49.8 million. The debentures, which pay interest semiannually on February 15 and August 15, are redeemable at par at the option of the holders on August 15, 2008 and by the Trust at any time thereafter. On May 24, 1996 the Trust sold 1.8 million shares at $22 per share to an institutional investor, netting approximately $39.3 million. On December 13, 1996 the Trust sold another 1.6 million shares to the public at $27 7/8 per share, netting $42.9 million. Another three million shares were sold to an institutional investor on February 4, 1997 for $28 per share, netting $83.9 million.

       During 1995 the Trust issued $165 million of senior notes: $100.0 million at 8 7/8% interest in January, netting proceeds of approximately $98.9 million; $25.0 million at 8% interest in April, netting approximately $24.9 million; and $40.0 million at 6 5/8% interest in December, netting approximately $39.6 million. In January 1995 the Trust repaid a $22.5 million mortgage which had been borrowed in 1994 and a $1.1 million note issued in connection with the purchase of Queen Anne Plaza in 1994.

       In order to minimize the risk of changes in interest rates, in connection with certain of these debt issues the Trust entered into interest rate hedge agreements. All agreements have been terminated and the cost or gain on the hedges is being recognized as a component of interest expense over the life of the financing.

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

       The Trust has budgeted $44.0 million for capital improvements to its properties in 1997. These improvements include: (1) $6.0 million for the next phase of the redevelopment and expansion of Brick Plaza; (2) $6.1 million to renovate and retenant Troy Shopping Center; (3) $4.1 million to renovate Feasterville Shopping Center; and (4) $3.5 million to complete the renovation and expansion of a portion of Bethesda Row.

       The Trust's long term debt has varying maturity dates and in a number of instances includes balloon payments or other contractual provisions that could require significant repayments during a particular period. The next significant maturity is approximately $53.5 million of mortgage obligations which are due in 1998.

       The Trust is seeking to increase its pace of acquisitions, both shopping centers and main street retail buildings. In addition, the Trust is searching for site acquisitions in its core markets to permit the Trust to build new shopping centers.

       The Trust will need additional capital in order to fund these acquisitions, expansions and refinancings. Sources of this funding may be proceeds from the sale of existing properties, additional debt and additional equity. The timing and choice between additional debt or equity will depend upon many factors, including the market price for the Trust's shares, interest rates and the Trust's ratio of debt to net worth. The Trust believes that it will be able to raise this capital as needed, based on its past success in so doing.

  Contingencies
  -------------

       As previously reported, certain of the Trust's shopping centers have some environmental contamination. The Trust has retained an environmental consultant to investigate contamination at a center in New Jersey. The Trust is evaluating whether it has insurance coverage for this matter. At this time, the Trust has not determined what the range of remediation costs might be, but does not believe that the costs will have a material effect upon the Trust's financial condition. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

       The Trust reserved $2.0 million at closing in 1993 for environmental issues associated with Gaithersburg Square Shopping Center. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust for certain third party claims and government requirements related to contamination at adjacent properties. During the fourth quarter of 1996, the reserve was reduced to $200,000 with a corresponding reduction in the basis of land at the shopping center. The Trust estimates that $200,000 is the cost to monitor the contaminant concentrations in groundwater for ten years, thereby satisfying regulatory requirements, to the best of the Trust's knowledge.

       Pursuant to the provisions of the respective partnership agreements, in the event of the exercise of put options by the other partners, the Trust would be required to purchase the 99% limited partnership interest at Loehmann's Plaza at its then fair market value and a 22.5% interest at Congressional Plaza at its then fair market value.

       Under the terms of the CIM partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common shares of the Trust, at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

       Recently unfavorable trends in the retail environment have led to a number of retail bankruptcies. A further weakening of the retail environment, additional bankruptcies and further retail consolidations could adversely impact the Trust, by increasing vacancies and decreasing rents. In past difficult retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its retail space.

  Results of Operations
  ---------------------

       Net income and funds from operations have been affected by the Trust's recent acquisition, redevelopment and financing activities. The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance which excludes historical cost depreciation, since real estate values have historically risen and fallen with market conditions rather than over time. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as follows: income before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry.

       The reconciliation of net income to funds from operations is as follows:

                                              Year ended December 31,
                                                   (in thousands)
                                           1996         1995         1994

  Net income                             $28,742      $23,110      $20,466
  Depreciation and amortization
    of real estate assets                 34,128       30,986       26,479
  Amortization of initial direct
    costs of leases                        2,372        2,393        2,404
  Loss on sale of real estate, extra-
    ordinary and non-recurring items          12          545        1,055
                                         -------      -------      -------
  Funds from operations                  $65,254      $57,034      $50,404
                                         =======      =======      =======

       The Trust's retail leases generally provide for minimum rents, with periodic increases. Most retail tenants pay a majority of on-site operating expenses and real estate taxes. Many leases also contain a percentage rent clause which calls for additional rents based on tenant sales, so that at a given sales volume, if prices increase, so does rental income. These features in the Trust leases reduce the Trust's exposure to higher costs caused by inflation, although inflation has not been significant in recent years.

       Rental income, which consists of minimum rent, percentage rent, and cost recoveries, increased 11.5% in 1995 to $142.8 million from $128.1 million in 1994 and 15.4% in 1996 to $164.9 million. If centers acquired and sold in 1994, 1995 and 1996 are excluded, rental income increased 4.3% from 1994 to 1995 and 6.6% from 1995 to 1996.

       Minimum rents increased 14% in 1995 to $113.9 million from $99.9 million in 1994 and 15.5% in 1996 to $131.5 million. If centers acquired and sold in 1994, 1995 and 1996 are excluded, minimum rents increased 6.7% from 1994 to 1995 and 6.2% from 1995 to 1996. Fifty percent of the increase in minimum rent in 1996 was from Congressional Plaza, Brick Plaza and Gaithersburg Square, which have been redeveloped and retenanted. Thirty-four percent of the increase in minimum rent in 1995 was from Congressional Plaza.

       Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). After removing the effect of properties purchased and sold during the past three years, real estate tax recovery increased 6.2% from 1994 to 1995 and 9.7% from 1995 to 1996. Forty-nine percent of the increase from 1994 to 1995 was attributable to Congressional Plaza as its occupancy increased after being vacated for renovation. Sixty-four percent of the increase in 1996 was attributable to Congressional Plaza, Brick Plaza and Gaithersburg Square. CAM recovery on the portfolio, adjusted to remove the effect of properties purchased in 1994, 1995 and 1996, was $13.2 million in 1994, $11.5 million in 1995 and $13.2 million in 1996. These fluctuations correspond to fluctuations in CAM expenses, primarily snow removal and related repairs which were high in 1994 and 1996 due to heavy snowfalls in those years.

       Other property income includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income. The increases from 1994 to 1996 were due primarily to the fluctuating nature of the income. Major increases in 1995 over 1994 resulted from lease termination fees, an unexpected recovery from a bankrupt tenant, merchant association dues and a commission on telephone services. The increase from 1995 to 1996 was due to lease termination fees.

       Rental expenses went from $35.8 million in 1994 to $35.1 million in 1995 to $40.7 million in 1996, which represents 26.8% of property income (rental income plus other property income) in 1994, 23.4% in 1995 and 23.3% in 1996. If rental expenses are adjusted to remove the effect of properties purchased and sold in 1994, 1995 and 1996, rental expenses ranged from $35.1 million in 1994 to $32.6 million in 1995 to $35.3 million in 1996. The primary reason for the decrease from 1994 to 1995 was a decrease in snow removal and other related expenses, such as roof and parking lot repairs. The increase from 1995 to 1996 was caused by an increase in snow related expenses and by an increase in the write-off of tenant work and lease commissions, often connected with tenants whose leases were terminated. Real estate taxes have ranged from 9.0% of property income in 1994 to 9.6% in 1995 to 9.4% in 1996. The lower percentage in 1994 was primarily due to Congressional Plaza, which received a refund of prior year taxes in 1994.

       Depreciation and amortization expenses have increased because of the recent acquisitions and also because of the depreciation on recent tenant work and property improvements.

       Interest income has increased slightly over the past three years. The Trust's major sources of interest income are on its mortgage notes receivable, its notes to officers, and its available cash balances. Increases in interest income due to the issuance of

  $14.3 million in mortgage notes receivable in 1996 were offset by decreases in interest on investments in marketable securities which the Trust sold in 1995. Included in interest income in 1995 is the effect of the sale in December 1995 of the Trust's investment in Olympia and York Senior First Mortgage Notes and other real estate investment trusts, both of which were written down to market value in prior years.

       Interest expense increased to $45.6 million in 1996 from $39.3 million in 1995, due to interest on the $50 million of senior debentures issued in 1996 and the $165 million of senior notes issued in 1995, due to interest from increased usage of the revolving credit facilities and due to interest on the mortgage assumed upon the purchase of Bristol Shopping Center. Interest expense increased from $31.5 million in 1994 to $39.3 million in 1995, primarily due to interest on the three issues of senior notes in 1995. The ratio of earnings to fixed charges was 1.59x, 1.55x and 1.61x in 1996, 1995 and 1994, respectively. The ratio of funds from operations to fixed charges was 2.35x, 2.35x, and 2.52x in 1996, 1995 and 1994, respectively.

       Administrative expenses have increased as the Trust has grown and as it has accelerated its acquisition and development efforts. Administrative expenses as a percentage of total income, however, were fairly constant, at 5.1%, 4.7% and 4.8%, in 1996, 1995 and 1994, respectively. The $1.8 million increase from 1995 to 1996 was primarily due to the write-off of costs associated with unconsummated acquisition and development efforts and due to costs related to the move of the Trust's corporate office. The major components of the increase in 1995 over 1994 were in payroll and in costs related to a business combination that the Trust decided not to pursue.

       Investors' share of operations represents the minority interest in Congressional Plaza, Loehmann's Plaza and North City Plaza. In 1995 minority net losses at Loehmann's and North City exceeded the minority net income at Congressional Plaza which was under redevelopment in 1995.

       Income before loss on sale of real estate and extraordinary item increased from $20.5 million in 1994 to $23.7 million in 1995 to $28.7 million in 1996, reflecting not only the contribution to net income from the Trust's acquisitions but also the contribution from improved operating results of the core portfolio.

       Loss or gain on the sale of real estate is dependent on the extent and timing of sales. The Trust regularly reviews its portfolio and does from time to time sell properties. In 1996 the Trust sold Town & Country Plaza in Hammond, Louisiana for $4.9 million, resulting in a loss of $12,000. In 1995 the Trust sold North City Plaza for $1.8 million resulting in a loss on sale of $545,000.

       As a result of the foregoing items, net income rose from $20.5 million in 1994 to $23.1 million in 1995 to $28.7 million in 1996.

       The Trust intends to increase its pace of acquisitions in 1997. If successful in so doing, these acquisitions should contribute to growth in rental income and expenses and, thereby, net income. The growth of the core portfolio, however, is, in part, dependent on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal, and trends in the retailing environment. Recently there have been a number of retailer bankruptcies and consolidations. These bankruptcies and a further weakening of the retail environment could adversely impact the Trust, by increasing vacancies and by decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its retail space.

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

       None.

                                   Part III
                                   --------



  Item 10. Directors and Executive Officers of the Registrant.
           ---------------------------------------------------


           Executive Officers of the Registrant
           ------------------------------------


       The Executive Officers in 1996 were:


  Name                 Age         Position with Trust
  ----                 ---         -------------------

  Steven J. Guttman     50         President and Chief Executive Officer and
                                   Trustee

  Ron D. Kaplan         33         Senior Vice President-Capital Markets, Chief
                                   Investment Officer

  Catherine R. Mack     52         Vice President-General Counsel and Secretary

  Mary Jane Morrow      44         Senior Vice President-Finance and Treasurer

  Hal A. Vasvari        53         Executive Vice President and Chief Operating
                                   Officer

  Cecily A. Ward        50         Vice President-Controller

  Robert S. Wennett     36         Senior Vice President-Acquisitions

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

  The schedule identifying Trustees under the caption "Election of Trustees" of the 1997 Proxy Statement is incorporated herein by reference thereto.


  Item 11.  Executive Compensation.
  --------  -----------------------

  The sections entitled "Summary Compensation Table" and "Aggregated Option Exercises in 1996 and December 31, 1996 Option Values" of the 1997 Proxy Statement are incorporated herein by reference thereto.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.
  --------  ---------------------------------------------------------------

  The section entitled "Ownership of Shares by Trustees and Officers" of the 1997 Proxy Statement is incorporated herein by reference thereto.


  Item 13.  Certain Relationships and Related Transactions.
  --------  -----------------------------------------------

  The section entitled "Certain Transactions" of the 1997 Proxy Statement is incorporated herein by reference thereto.

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
            --------------------

       Report of Independent Certified
       Public Accountants                                           F-2

       Consolidated Balance Sheets-
       December 31, 1996 and 1995                                   F-3

       Consolidated Statements of
       Operations - years ended
       December 31, 1996, 1995
       and 1994                                                     F-4

       Consolidated Statements of
       Shareholders' Equity - years
       ended December 31, 1996, 1995
       and 1994                                                     F-5

       Consolidated Statements of
       Cash Flows - years ended
       December 31, 1996, 1995 and
       1994                                                         F-6

       Notes to Consolidated
       Financial Statements
       (Including Selected Quarterly
       Data)                                                  F-7 - F21


  (a)  2.    Financial Statement Schedules
             -----------------------------


       Schedule III - Summary of Real Estate
       and Accumulated Depreciation.......................... F22 - F25

       Schedule IV - Mortgage Loans on Real
       Estate ............................................... F26 - F27

       Report of Independent Certified
       Public Accountants........................................   F28

  (a)  3.        Exhibits
                 --------

       (3)  (i)       The Trust's Third Amended and Restated  Declaration of
            Trust dated May 24, 1984, filed with the Commission on July 5, 1984 as Exhibit 4 to the Trust's Registration Statement on Form S-2 (file No. 2-92057) is incorporated herein by reference thereto.

            (ii) Bylaws of the Trust, filed with the Commission as an exhibit to the Trust's Current Report on Form 8-K dated February 20, 1985, as most recently amended and filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated herein by reference thereto.

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

            (vi) Indenture dated December 13, 1993, related to the Trusts's 7.48% Debentures due August 15, 2026, the Trust's 8 7/8% Senior Notes due January 15, 2000, the Trust's 8% Notes due April 21, 2002 and the Trust's 6 5/8% Notes due 2005, filed with the commission on December 13, 1993 as exhibit 4 (a) to the Trust's Registration Statement on Form S-3, (File No. 33-51029) is incorporated herein by reference thereto.

            (vii) Dividend Reinvestment and Share Purchase Plan, dated November 3, 1995, filed with the Commission on Form S-3 on November 3, 1995 (File No. 33-63955) is incorporated herein by reference thereto.

       (9)  Voting Trust Agreement...............................*

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

  The following documents, filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, are incorporated herein by reference thereto:

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

            (xxxvi)   Exclusive Brokerage Agreement between Street Retail, Inc.
            and Westport Advisors Corporation and Jack Alan Guttman dated August 20, 1995.

  The following are filed as exhibits hereto:

            (xxxvii) Non-Exclusive Brokerage Agreement between Federal Realty Investment Trust, Street Retail, Inc., Westport Realty Advisors, Inc. and Jack Alan Guttman, dated December 3, 1996.

            (xxxviii) Second and Third Amendments dated as of August 1, 1996 to the Credit Agreement dated as of September 30, 1994 between Federal Realty Investment Trust and First Union National Bank of Virginia.

            (xxxvix) Third Amendment to Revolving Credit Agreement between Federal Realty Investment Trust and Corestates Bank dated July 1, 1996.


            (xl) Third Amendment to Revolving Credit Agreement as of August 7, 1996 by and between Federal Realty Investment Trust and Signet Bank.

            (xli) Fourth Amendment to Credit Agreement as of August 9, 1996 by and between Federal Realty Investment Trust and Mellon Bank.

       (11) Statement regarding computation of per share
            earnings.........................................*

       (12) Statements regarding computation of ratios.......*

       (13) Annual Report to Shareholders, Form 10Q or quarterly report to shareholders...................................................*

       (18) Letter regarding change in accounting principles...............*

       (19) Report furnished to security holders...........................*

       (21) Subsidiaries of the registrant.................................
            (xxxvii) Articles of Incorporation of Street Retail, Inc. filed with the Commission as a portion of Exhibit 21 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference thereto.

            (xxxviii) By-Laws of Street Retail, Inc. filed with the Commission as a portion of Exhibit 21 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference thereto.

       (22) Published report regarding matters submitted to vote of security holders........................................................*

       (23) Consent of Grant Thornton LLP..................................

       (24) Power of attorney..............................................*

       (27) Financial Data Schedule........................................+

       (99) Additional exhibits............................................*

  (b)  Reports on Form 8-K Filed during the Last Quarter
       -------------------------------------------------

            A Form 8-K, dated November 15, 1996, was filed in response to
  Item 7.(c)99

            A Form 8-K, dated December 10, 1996 was filed in response to Item 5.

  ---------
  *  Not applicable.
  +  For Edgar filing only.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FEDERAL REALTY INVESTMENT TRUST

  Date:  February 18, 1997          By:/s/ Steven J. Guttman
                                       ---------------------------
                                       Steven J. Guttman
                                       President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                     Title                     Date
----------                     -----                     ----



/s/ Steven J. Guttman          President and             February 18, 1997
---------------------------    Trustee (Chief            -----------------
  Steven J. Guttman            Executive Officer)

/s/ Mary Jane Morrow           Senior Vice-President     February 18, 1997
---------------------------    and Treasurer (Chief      -----------------
  Mary Jane Morrow             Financial Officer)

/s/ Cecily A. Ward             Vice-President and        February 18, 1997
---------------------------    Controller (Principal     -----------------
  Cecily A. Ward               Accounting Officer)


/s/ Dennis L. Berman           Trustee                   February 18, 1997
---------------------------                              -----------------
  Dennis L. Berman

                               Trustee
---------------------------                              February 18, 1997
  A. Cornet de Ways Ruart                                -----------------

/s/ Samuel J. Gorlitz          Trustee                   February 18, 1997
---------------------------                              -----------------
  Samuel J. Gorlitz

/s/ Kristin Gamble             Trustee                   February 18, 1997
---------------------------                              -----------------
  Kristin Gamble

/s/ Walter F. Loeb             Trustee                   February 18, 1997
---------------------------                              -----------------
  Walter F. Loeb

---------------------------    Trustee                   February 18, 1997
  Donald H. Misner                                       -----------------

/s/ Mark S. Ordan              Trustee                   February 18, 1997
---------------------------                              -----------------
  Mark S. Ordan

/s/ George L. Perry            Trustee                   February 18, 1997
---------------------------                              -----------------
  George L. Perry

                           FINANCIAL STATEMENTS AND
                                   SCHEDULES




                                      F1

  REPORT OF INDEPENDENT
  CERTIFIED PUBLIC ACCOUNTANTS

  Trustees and Shareholders
  Federal Realty Investment Trust

  We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Realty Investment Trust as of December 31, 1996 and 1995 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

  Grant Thornton LLP
  Washington, D.C.
  February 5, 1997

                                      F2

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,             December 31,
                                                                                            1996                     1995
                                                                                        -------------           --------------

                               ASSETS                                                                (in thousands)
Investments
  Real estate, at cost                                                                     $1,147,865               $1,009,682
  Less accumulated depreciation and amortization                                             (223,553)                (190,795)
                                                                                            ---------                 --------
                                                                                              924,312                  818,887
  Mortgage notes receivable                                                                    27,913                   13,561
                                                                                            ---------                 --------
                                                                                              952,225                  832,448
Other Assets
  Cash                                                                                         11,041                   10,521
  Notes receivable - officers                                                                   1,183                    1,011
  Accounts receivable                                                                          16,111                   15,091
  Prepaid expenses and other assets, principally deposits on real estate,
   property taxes and lease commissions                                                        51,374                   23,248
  Debt issue costs                                                                              3,372                    3,835
                                                                                            ---------                 --------
                                                                                           $1,035,306               $  886,154
                                                                                            =========                 ========


              LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Obligations under capital leases                                                         $  130,613               $  131,829
  Mortgages payable                                                                            98,576                   90,488
  Notes payable                                                                                66,106                   49,980
  Accrued expenses                                                                             20,405                   19,048
  Accounts payable                                                                              6,783                    8,571
  Dividends payable                                                                            15,072                   13,191
  Security deposits                                                                             3,515                    3,083
  Prepaid rents                                                                                 3,801                      787
Senior notes and debentures                                                                   215,000                  165,000
5 1/4% Convertible subordinated debentures                                                     75,289                   75,289
Investors' interest in consolidated assets                                                     11,261                    1,420
Commitments and contingencies                                                                   -                        -

Shareholders' equity
  Common shares of beneficial interest, no par
   or stated value, unlimited authorization,
   issued 35,948,044 and 32,221,670 shares,
   respectively                                                                               597,917                  508,870
  Accumulated dividends in excess of Trust net income                                        (200,700)                (172,835)
                                                                                            ---------                 --------
                                                                                              397,217                  336,035

Less 62,386 and 61,328 common shares in treasury - at cost, respectively,
  deferred compensation and subscriptions receivable                                           (8,332)                  (8,567)
                                                                                            ---------                 --------
                                                                                              388,885                  327,468
                                                                                            ---------                 --------
                                                                                           $1,035,306               $  886,154
                                                                                            =========                 ========


The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year ended December 31,
                                                                   1996               1995              1994
                                                               -----------         -----------      -----------
(In thousands, except per share data)
Revenue
 Rental income                                                   $164,887            $142,841         $128,133
 Interest                                                           4,352               4,113            3,933
 Other property income                                              9,816               7,435            5,698
                                                                 ---------           ---------        ---------
                                                                  179,055             154,389          137,764



Expenses
 Rental                                                            40,687              35,093           35,830
 Real estate taxes                                                 16,411              14,471           12,097
 Interest                                                          45,555              39,268           31,462
 Administrative                                                     9,100               7,305            6,661
 Other charges                                                        -                   -              1,055
 Depreciation and amortization                                     38,154              34,901           29,801
                                                                 ---------           ---------        ---------
                                                                  149,907             131,038          116,906
                                                                 ---------           ---------        ---------
Operating income before investors' share
 of operations  and loss on sale of real estate                    29,148              23,351           20,858

  Investors' share of operations                                     (394)                304             (392)
                                                                 ---------           ---------        ---------

Income before loss on sale of real estate                          28,754              23,655           20,466

Loss on sale of real estate                                           (12)               (545)           -
                                                                 ---------           ---------        ---------
Net income                                                        $28,742             $23,110          $20,466
                                                                 =========           =========        =========

Weighted Average Number of Common Shares                           33,573              31,860           30,679
                                                                 =========           =========        =========


Earnings per share
 Income before loss on sale of real estate                          $0.86               $0.74            $0.67
 Loss on sale of real estate                                         -                  (0.02)            -
                                                                 ---------           ---------        ---------
                                                                    $0.86               $0.72            $0.67
                                                                 =========           =========        =========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                                    Year ended December 31,
                                                                            1996                            1995
                                                           -----------------  -------------       ------------   --------------
(In thousands, except share amounts)                          Shares            Amount            Shares            Amount

Common Shares of Beneficial Interest
  Balance, beginning of year                                     32,221,670        $508,870         31,669,434         $496,958
  Exercise of stock options                                         126,918           2,705             20,744              390
  Shares issued under dividend reinvestment plan                    181,274           4,057            193,965            4,181
  Conversion of 5 1/4% subordinated debentures due 2002              -                -                   -               -
  Shares purchased under share purchase plan                         -                -                   -               -
  Shares issued to purchase shopping center                                                            337,527            7,341
  Net proceeds from sale of shares                                3,418,182          82,285               -               -
                                                                 ----------        --------         ----------         --------
  Balance, end of year                                           35,948,044        $597,917         32,221,670         $508,870
                                                                 ==========        ========         ==========         ========




Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of year                                       (500,095)        ($8,567)          (539,188)         ($9,130)
  Amortization of deferred compensation                              30,250             482             32,875              547
  Net (increase) decrease in stock option loans                     (10,167)           (242)             5,971               20
  Purchase of treasury shares                                        (2,186)            (24)            (1,128)             (25)
  Purchase (subscription) under share purchase plan                   1,250              19              1,375               21
                                                                 ----------        --------         ----------         --------
  Balance, end of year                                             (480,948)        ($8,332)          (500,095)         ($8,567)
                                                                 ==========        ========         ==========         ========




Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                                      ($172,835)                          ($144,553)
  Net income                                                                         28,742                              23,110
  Dividends declared to shareholders                                                (56,607)                            (51,392)
                                                                                   --------                            --------
  Balance, end of year                                                            ($200,700)                          ($172,835)
                                                                                   ========                            ========


                                                                                 Year ended December 31,
                                                                                           1994
                                                                            ------------           ----------
(In thousands, except share amounts)                                            Shares               Amount
Common Shares of Beneficial Interest
  Balance, beginning of year                                                  28,077,999             $408,005
  Exercise of stock options                                                       47,240                1,035
  Shares issued under dividend reinvestment plan                                 162,466                3,891
  Conversion of 5 1/4% subordinated debentures due 2002                            1,729                   64
  Shares purchased under share purchase plan                                      40,000                1,000
  Shares issued to purchase shopping center                                         -                    -
  Net proceeds from sale of shares                                             3,340,000               82,963
                                                                              ----------             --------
  Balance, end of year                                                        31,669,434             $496,958
                                                                              ==========             ========




Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of year                                                    (496,499)             ($7,759)
  Amortization of deferred compensation                                           27,875                   422
  Net (increase) decrease in stock option loans                                  (30,564)                (793)
  Purchase of treasury shares                                                          -                    -
  Purchase (subscription) under share purchase plan                              (40,000)              (1,000)
                                                                                ---------             -------
  Balance, end of year                                                          (539,188)             ($9,130)
                                                                                ========              =======




Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                                                        ($116,823)
  Net income                                                                                           20,466
  Dividends declared to shareholders                                                                  (48,196)
                                                                                                    ---------
  Balance, end of year                                                                              ($144,553)
                                                                                                    =========



The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year ended December 31,
(In thousands)                                                                  1996              1995              1994
                                                                              -----------------------------------------------
OPERATING ACTIVITIES
 Net income                                                                       $28,742           $23,110           $20,466
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                                                   38,153            34,900            29,801
   Rent abatements in lieu of leasehold improvements,
    net of tenant improvements retired                                               (121)             (951)             (812)
   Imputed interest and amortization of debt cost                                     696               731               547
   Amortization of deferred compensation and
    forgiveness of officers' notes                                                    496               531               621
   Write-down of investments                                                          -                 -               1,207
  Loss on sale of real estate                                                          12               545               -
   Payment of trustees' fees in shares                                                104               136               132
 Changes in assets and liabilities
  Decrease (increase) in accounts receivable                                       (1,020)              932              (400)
  Increase in prepaid expenses and other
   assets before depreciation and amortization                                     (7,665)           (4,768)           (4,674)
  Increase (decrease) in operating accounts payable,
   security deposits and prepaid rent                                               3,133             1,453            (1,161)
  Increase (decrease) in accrued expenses, net of the premium
   put on the 5 1/4% convertible subordinated debentures in 1994                    3,118             8,498              (528)
                                                                                 --------          --------           -------
 Net cash provided by operating activities                                         65,648            65,117            45,199

INVESTING ACTIVITIES
 Acquisition of real estate                                                       (85,792)         (105,096)          (48,337)
 Capital expenditures                                                             (42,356)          (33,829)          (42,286)
 Deposit on purchase of real estate                                               (23,401)                -                 -
  (Issuance)  of mortgage notes receivable, net                                   (14,352)             (383)               (7)
  Issuance of notes receivable - officers, net                                       (188)             (215)             (116)
 Proceeds from sale of real estate                                                  4,680             1,782               -
 Net (increase) decrease in temporary investments                                    (410)            3,381               281
                                                                                 --------          --------           -------
 Net cash used in investing activities                                           (161,819)         (134,360)          (90,465)

FINANCING ACTIVITIES
 Proceeds of mortgage financings                                                     -                 -               22,500
 Regular payments on mortgages, capital leases and notes payable                   (2,735)           (2,289)           (2,080)
 Balloon payments on mortgages and capital leases,
   including prepayment fees                                                       (3,000)          (23,601)           (3,400)
 Borrowing (repayment) of short-term debt, net                                     19,290           (14,635)           30,332
 Redemption of 5 1/4% convertible debentures due 2002, including
     premium put                                                                    -                 -               (47,790)
 Issuance (redemption) of senior notes, net of costs                               49,749           163,384               -
 Dividends paid                                                                   (52,084)          (47,918)          (43,973)
 Issuance of shares                                                                86,054             1,682            84,247
Decrease in minority interest, net                                                   (583)             (854)             (210)
                                                                                 --------          --------           -------
 Net cash provided by financing activities                                        96,691            75,769            39,626
                                                                                 --------          --------           -------

Increase (decrease) in cash                                                           520             6,526            (5,640)

Cash at beginning of year                                                          10,521             3,995             9,635
                                                                                 --------          --------           -------
Cash at end of year                                                               $11,041           $10,521            $3,995
                                                                                 ========          ========           =======

The accompanying notes are an integral part of these statements.

  Federal Realty Investment Trust
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  December 31, 1996, 1995, and 1994


  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Federal Realty Investment Trust invests in income-producing real estate properties. Traditionally it focused on community and neighborhood shopping centers, but beginning in late 1994 the Trust expanded its investments to main street retail properties, retail buildings and shopping centers in densely developed urban and suburban areas. The Trust's leases with tenants are classified as operating leases and rental income is recognized on an accrual basis over the terms of the related leases.

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

       The Trust consolidates the financial statements of three wholly owned subsidiaries, eleven partnerships, and a joint venture which are controlled by the Trust. The equity interests of other investors are reflected as investors' interest in

                                      F7
  consolidated assets. All significant intercompany transactions and balances are eliminated.

       The Trust defines cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances may exceed insurable amounts.

       The Trust occasionally enters into derivative contracts with terms up to 90 days prior to a scheduled financing or refinancing in order to minimize the risk of changes in interest rates. The cost or gain on these transactions is recognized as a component of interest expense over the life of the financing.

       Earnings per share are computed using the weighted average number of shares outstanding during the respective periods, including options. Options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

       Inherent in the preparation of the Trust's financial statements are certain estimates. These estimates are prepared using management's best judgment, after considering past and current events.


  NOTE 1: REAL ESTATE AND ENCUMBRANCES

            A summary of the Trust's properties at December 31, 1996 is as follows:

                                                 Accumulated
                                               depreciation and
                                    Cost         amortization     Encumbrances
                                 -----------     ------------     ------------
  (in thousands)
  Retail properties               $  926,266       $158,754           $ 98,576
  Retail properties
    under capital leases             215,173         60,229            130,613
  Apartments                           6,426          4,570               -
                                  ----------       --------       ------------
                                  $1,147,865       $223,553           $229,189
                                  ==========       ========       ============

       The Trust's 86 retail properties are located in 14 states and the District of Columbia, primarily along the East Coast between the Boston metropolitan area and Richmond, Virginia. There are approximately 1,800 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants account for 5% or more of revenue.

       In 1996 the Trust acquired $105.6 million of retail property, comprised of three shopping centers and fourteen retail buildings. With certain of these purchases the Trust made its first acquisitions in Florida and California.

                                      F8

       On October 1, 1996 the Trust acquired Saugus Plaza Shopping Center, located in the metropolitan Boston, Massachusetts area, for a total cash cost of $12.7 million. On October 29, 1996 Wynnewood Shopping Center in suburban Philadelphia, Pennsylvania was purchased for a total cash cost of $21.8 million. On December 31, 1996 the Trust acquired the controlling interest in a Limited Liability Company formed to own Escondido Promenade in suburban San Diego, California for $14.2 million in cash. The $23.5 million center is encumbered by $9.4 million of municipal bonds. The bonds, which mature October 1, 2016, bear interest at a variable rate determined weekly to be the interest rate which would enable the bonds to be remarketed at 100% of their principal amount. The bonds are redeemable on demand by the holders and if they cannot be resold, will be due. The other member of the Limited Liability Company, who is related to the developer of the property, has a minor interest in the profits of the property.

        On February 28, 1996 the Trust purchased, for cash, two retail buildings in Winter Park, Florida for a cost of $6.8 million. In 1996 the Trust purchased two buildings in Greenwich, Connecticut, one for $3.2 million in cash on May 6 and another for $9.5 million in cash on June 4. On December 31, 1996 the Trust made an investment of $17.6 million for the general partnership interest in two partnerships (the "CIM partnerships"), one of which owns ten street retail buildings and the other of which owns a purchase option on a street retail building. The ten buildings, valued at $28 million, are located in Pasadena, Santa Monica and San Diego, California. Nine of the ten buildings are scheduled to be renovated and retenanted. The Trust will contribute 90% of future capital costs. The limited partners who contributed $10.4 million to the partnerships will receive a cumulative return of $762,000 per year. All remaining income and cash available for distribution will be allocated 90% to the Trust and 10% to the minority partner until each receives a return of 10% on its deemed investment and then 60% to the Trust and 40% to the minority partner.

       The Trust purchased 19 retail properties during 1995 for a total cost of $120.6 million. The Trust also purchased a building abutting Flourtown Shopping Center, one of its existing centers, for $3.1 million. Finley Square Shopping Center in suburban Chicago was purchased on April 27, 1995 for $18.8 million in cash; Bristol Shopping Center in Bristol, Connecticut was purchased on September 22, 1995 for $19.6 million, by assuming a $11.3 million mortgage and by issuing 337,527 common shares valued at $7.3 million with the balance in cash; Park & Shop Center in Washington, D.C. was purchased on December 1, 1995 for $11.2 million in cash; and on December 21, 1995 Shirlington Shopping Center in Arlington, Virginia was purchased for $23.5 million in cash. The retail building acquisitions during 1995 were as follows: seven buildings in West Hartford, Connecticut for $15.3 million; two buildings in Greenwich, Connecticut for $14.9 million; one building in Westport, Connecticut for $5.7 million; one building in Brookline, Massachusetts for $3.8 million; one building in Westfield, New Jersey for $2.2 million; two buildings in Evanston, Illinois for $3.6 million and one building in Bethesda, Maryland, for $2.0 million.

                                      F9

       In connection with certain of these purchases in 1996 and 1995, brokerage commissions of $172,000 and $671,000, respectively, were incurred to a company that is owned by a brother of the Trust's president. These commissions were paid pursuant to a brokerage contract on terms comparable to terms contained in contracts which the Trust has with brokers providing similar services in other geographic areas.

       On December 31, 1996 the Trust sold Town and Country Shopping Center in Hammond, Louisiana for $4.9 million, resulting in a loss of $12,000.

       On August 1, 1995 the Trust sold North City Shopping Center in New Castle, Pennsylvania for $1.8 million, resulting in a loss of $545,000.

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

       On April 22, 1996 the Trust made a $9.2 million convertible participating loan to a partnership, secured by retail properties in Philadelphia, Pennsylvania. The loan bears interest at 10% plus additional interest based upon the gross income of the secured properties. In addition, upon sale of the properties, the Trust will share in the appreciation of the properties. From and after April 2006, which date may be extended to April 2008, the Trust has the option to convert the loan into a partnership interest in the properties. In 1995 and 1996 the Trust made additional loans, totalling $1.8 million, secured by properties in Philadelphia, to partnerships with common ownership to the partnership above. One loan bears interest at the greater of prime plus 2% or 10% and the other bears interest at 5%. Both loans are due in November 1997.

       On July 2, 1996 the Trust was granted a purchase option on a parcel of land in Bethesda, Maryland in exchange for a refundable deposit of $50,000 and a $3.6 million loan secured by the land. The loan requires monthly payments of interest at 9% until March 31, 1997 and 9.5% thereafter. The Note is due on the earlier of the exercise of the purchase option or March 31, 1998.

       The Trust held two other mortgage loans at December 31, 1996, 1995 and 1994. The notes, which total approximately $13.2 million, bear interest at 10% and were issued in connection with the acquisition of Trust properties.

                                      F10

       In January 1994 a $22.5 million one year mortgage was placed on Northeast Plaza in Atlanta, Georgia. The mortgage, which bore interest at LIBOR (London Interbank Offered Rate), plus 100 to 150 basis points was repaid in January 1995.

       At December 31, 1996 the Trust had contracted to purchase the fee interest in Shillington, Troy and Feasterville Shopping Centers in January 1997 for $1.8 million, $5.5 million and $2.1 million, respectively. The Trust had also contracted to purchase the fee interest in Lawrence Park Shopping Center in June 1998 for $8.5 million. In connection with the purchase agreement for Lawrence Park, the Trust, in January 1997, lent the seller $8.8 million at 8% which is due in June 1998. Future minimum lease payments due for Lawrence Park are $847,000 in 1997 and $438,000 in 1998 of which $346,000 and $158,00, respectively represent interest. These properties are subject to capital lease obligations of $7.6 million at December 31, 1996.

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

       Aggregate mortgage principal payments due during the next five years are $1.4 million, $54.5 million, $532,000, $583,000, and $30.7, respectively.

       Future minimum lease payments and their present value for property under capital leases as of December 31, 1996, excluding the four leases to be purchased in 1997 and 1998, are as follows:


Year ending December 31,                               (in thousands)
  1997                                                      $ 11,297
  1998                                                        11,299
  1999                                                        11,299
  2000                                                        11,736
  2001                                                        11,736
  Thereafter                                                 537,734
                                                           ---------
                                                             595,101
  Less amount representing interest                         (472,064)
                                                           ---------
  Present value                                            $ 123,037
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

                                      F11

       The components of rental income are as follows:


(in thousands)                                      Year ended December 31,
                                                1996         1995         1994
                                                ----         ----         ----
  Retail properties
    Minimum rents                             $129,077     $111,454     $ 97,503
    Cost reimbursements                         28,805       23,961       23,774
    Percentage rent                              4,550        4,977        4,478
  Apartments - rents                             2,455        2,449        2,378
                                              --------     --------     --------
                                              $164,887     $142,841     $128,133
                                              ========     ========     ========

       The components of rental expense are as follows:


  (in thousands)                                      Year ended December 31,
                                                  1996         1995         1994
                                                  ----         ----         ----
  Management fees and costs                     $7,264     $  5,707     $  5,316
  Repairs and maintenance                       11,865        8,140        9,238
  Utilities                                      5,350        4,936        4,981
  Payroll - properties                           3,032        3,230        4,094
  Ground rent                                    2,851        2,852        2,510
  Insurance                                      2,183        2,281        1,879
  Other operating                                8,142        7,947        7,812
                                              --------     --------     --------
                                              $ 40,687     $ 35,093     $ 35,830
                                              ========     ========     ========

       Minimum future retail property rentals on noncancelable operating leases as of December 31, 1996 are as follows:


  Year ending December 31,                                       (in thousands)
  1997                                                             $130,094
  1998                                                              120,786
  1999                                                              110,038
  2000                                                               97,093
  2001                                                               82,095
  Thereafter                                                        405,109
                                                                   --------
                                                                   $945,215
                                                                   ========

  NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS
  -------------------------------------------

       The following disclosure of estimated fair value was determined by the Trust, using available market information and appropriate valuation methods. Considerable judgment is necessary to develop estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

       The Trust estimates the fair value of its financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable debt and equity securities; (2) quoted market prices are used to estimate the fair value of the Trust's marketable convertible subordinated debentures; (3) discounted cash flow analyses are used to

                                      F12
  estimate the fair value of long term notes receivable and payable, using the Trust's estimate of current interest rates for similar notes; (4) carrying amounts in the balance sheet approximate fair value for cash and short term borrowings. Notes receivable from officers are excluded from fair value estimation since they have been issued in connection with employee stock ownership programs.


                            December 31, 1996     December 31, 1995
(in thousands)               Carrying   Fair       Carrying   Fair
                              Value    Value        Value    Value
                            -----------------     -----------------
  Cash & equivalents       $11,041    $11,041     $10,521   $10,521
  Investments                  671        671         261       261
  Mortgage notes
   receivable               27,913     28,945      13,561    15,027
  Mortgages and notes
   payable                 164,682    168,276     140,468   146,801
  Convertible
   debentures               75,289     68,889      75,289    66,932
  Senior notes             215,000    221,635     165,000   176,653


  NOTE 3. NOTES PAYABLE
  ---------------------

       At December 31, 1996 and 1995 the Trust had notes payable of $66.1 million and $50.0 million, respectively. Of these balances, $59.4 million in 1996 and $40.1 million in 1995 were issued under the Trust's revolving credit facilities.

       The remaining balance of notes payable was issued in connection with the acquisition, leasing or renovation of properties. A $2.5 million noninterest bearing note was issued in September 1995 in connection with a lease transaction at Barracks Road. The due date of this note has been extended from December 1996 to July 15, 1997. A note, with a balance of $1.3 million at December 31, 1996 and $1.4 million at December 31, 1995, was issued in connection with the buy out of a tenant at Queen Anne Plaza in January 1995. The noninterest bearing note of $2.2 million, due in annual installments of $200,000 for eleven years, was recorded at its discounted value using an interest rate of 8 7/8%.

        A 10% note, payable in equal monthly installments with a final maturity in 2013, issued in connection with the renovation of Perring Plaza had a balance of $2.9 million in 1996 and 1995. A $3 million note issued in connection with the acquisition of Federal Plaza, bearing interest at 11%, was paid in 1996.

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

                                      F13

       The maximum drawn under these facilities during 1996, 1995 and 1994 was $76.2 million, $66.8 million, and $54.7 million, respectively. In 1996, 1995 and 1994 the weighted average interest rate on borrowings was 6.4%, 6.9% and 5.6%, respectively, and the average amount outstanding was $47.2 million, $26.7 million and $26.3 million, respectively.


  NOTE 4. DIVIDENDS
  -----------------

       On November 20, 1996 the Trustees declared a quarterly cash dividend of $.42 per share, payable January 15, 1997 to shareholders of record January 2, 1997. For the years ended December 31, 1996, 1995 and 1994, $.21, $.43 and
  $.75 of dividends paid per share, respectively, represented a return of capital.

  NOTE 5. COMMITMENTS AND CONTINGENCIES
  -------------------------------------

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

       Under the terms of the CIM partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

       As previously reported, certain of the Trust's shopping centers have some environmental contamination. The Trust has retained an environmental consultant to investigate contamination at a shopping center in New Jersey. The Trust is evaluating whether it has insurance coverage for this matter. At this time, the Trust has not determined what the range of remediation costs might be, but does not believe that the costs will have a material effect upon the Trust's financial condition. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

                                      F14

            The Trust reserved approximately $2.0 million at closing in 1993 for environmental issues associated with Gaithersburg Square Shopping Center. Pursuant to an indemnity agreement entered into with the seller at closing, the Trust agreed to take certain actions with respect to identified chlorinated solvent contamination. The seller indemnified the Trust for certain third party claims and government requirements related to contamination at adjacent properties. During the fourth quarter of 1996, the reserve was reduced to $200,000 with a corresponding reduction in the basis of land at the shopping center. The Trust estimates that $200,000 is the cost to monitor contaminant concentrations in groundwater for ten years, thereby satisfying regulatory requirements, to the best of the Trust's knowledge.

       A nonqualified deferred compensation plan for Trust officers was established in 1994. The plan allows the officers to defer future income until the earlier of age 65 or termination of employment with the Trust. As of December 31, 1996, the Trust is liable to participants for approximately $671,000 under this plan. Although this is an unfunded plan, the Trust has purchased certain investments with which to match this obligation.

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

       As of December 31, 1996 in connection with the renovation of certain shopping centers, the Trust has contractual obligations of $3.2 million. In addition the Trust is contractually obligated under leases to provide up to $10.1 million in building and tenant improvements.

                                      F15

  The Trust is obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows:

                                                    (in thousands)
  1997                                                 $2,826
  1998                                                  2,826
  1999                                                  2,834
  2000                                                  2,839
  2001                                                  2,839
  Thereafter                                          154,404
                                                     --------
                                                     $168,568
                                                     ========

  NOTE 6. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
  ---------------------------------------------------

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


      At December 1996 and 1995 the Trust had outstanding $289,000 of 5 1/4% convertible subordinated debentures due 2002. The debentures which are convertible into shares of beneficial interest at $30.625 were not registered under the Securities Act of 1933 and were not publicly distributed within the United States. In April 1994, $39.8 million of the debentures were redeemed at a price equal to 120% of their principal amount or $47.8 million, in accordance with a premium put. A principal amount of $53,000 of these debentures was converted into 1,729 shares in 1994.

  NOTE 7. SENIOR NOTES AND DEBENTURES
  -----------------------------------

       On August 16, 1996 the Trust issued $50.0 million of 7.48% Debentures due August 15, 2026, netting approximately $49.8 million after adjusting for underwriting discounts and other costs. The debentures, which were issued at a price of 99.96%, pay interest semiannually on February 15, and August 15. The debentures are redeemable at par at the option of the holders on August 15, 2008 and by the Trust at any time thereafter.

       On January 19, 1995 the Trust issued $100.0 million of 8 7/8% Notes, due January 15, 2000. The notes, which were issued at a price of 99.815%, pay interest semi-annually on January 15 and July 15 and are not redeemable prior to maturity. After deducting the underwriting discount and other costs, the Trust netted approximately $98.9 million. In January 1995 the Trust executed a five year interest rate swap on $25.0 million, whereby the Trust swapped fixed interest payment obligations of 8.1% for a floating rate interest payment of three month LIBOR. The floating rate during the first quarter of 1995 was 6.2%. In May 1995 the swap was terminated and the Trust sold the swap for $1.5 million, which is being amortized as a deduction to interest expense over the remaining term.

                                      F16

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


  NOTE 8. SHAREHOLDERS' EQUITY
  ----------------------------

       On May 24, 1996 the Trust sold, to an institutional investor, 1.8 million shares of beneficial interest ("shares") at $22 per share, netting $39.3 million. On December 13, 1996 the Trust sold another 1.6 million shares to the public at $27 7/8 per share, netting $42.9 million.

       In September 1995 the Trust issued 337,527 shares of beneficial interest valued at $7.3 million in partial consideration for the purchase of Bristol Shopping Center.

       In April 1994 the Trust raised net proceeds of $61.3 million from a public offering of 2.5 million shares of beneficial interest. In a concurrent offering of 840,000 shares to an institutional investor, the Trust raised net proceeds of $21.7 million.

       The Trust has a Dividend Reinvestment Plan, whereby shareholders may use their dividends to purchase shares. In 1996, 1995, and 1994, 181,274 shares, 193,965 shares, and 162,466 shares, respectively, were issued under the Plan.

       On January 1, 1994 under the terms of the 1993 Long Term Incentive Plan, an officer of the Trust purchased 40,000 common shares at $25 per share with the assistance of a $1.0 million loan from the Trust. The loan, which has a term of 12 years, bears interest at 6.24%. Forgiveness of up to 75% of the loan is subject to the future performance of the Trust. One eighth of the loan was forgiven on January 31, 1995; another one sixteenth was forgiven on each of January 31, 1996 and 1997 as certain performance criteria of the Trust were met.

       In January 1991 the Trustees adopted the Federal Realty Investment Trust Share Purchase Plan. Under the terms of this plan, officers and certain employees of the Trust purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from the Trust. Originally, the Plan called for one sixteenth of the loan to be forgiven each year for eight years, as long as the participant was still employed by the Trust. The loans for all participants, but two, were modified in 1994 to extend the term an additional four years and to tie forgiveness in 1995 and thereafter to certain performance criteria of the Trust. One sixteenth of the loan was forgiven in 1995 and 1996. The Trust has loaned participants $1.1 million to pay the taxes due in connection with the plan. The purchase

                                      F17
  loans and the tax loans bear interest at 9.39%. The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans are satisfied and the term has expired.

        In connection with a restricted share grant, the Trust accepted from its President a noninterest bearing note for $210,000. One installment of $105,000 was paid on the note in 1992 and the second installment is due April 15, 2001. This loan, tax loans issued in connection with 108,000 shares granted to officers and key employees under the terms of the 1988 Share Bonus Plan, the last $16,000 of which were forgiven in 1996, and the tax loans issued under the Share Purchase Plan are recorded as notes receivable -officers.

       At December 31, 1996, 1995 and 1994, respectively, the Trust had 62,386 shares, 61,328 shares and 60,200 shares in treasury at a cost of $1.2 million, $1.2 million, and $1.1 million, respectively.

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

  NOTE 9. STOCK OPTION PLAN
  -------------------------

       The 1993 Long Term Incentive Plan ("Plan") authorized the grant of options and other stock based awards for up to 6.0 million shares. Options granted under the plan have ten year terms and vest in one to three years. Under the Plan, on each annual meeting date during the term of the plan, each nonemployee Trustee will be awarded 2,500 options. Accordingly, on each of May 2, 1996, May 10, 1995 and May 4, 1994, 22,500, 20,000 and 20,000 options, respectively, were awarded to nonemployee Trustees. In 1996, 81,181 options at $21 to $21 5/8 per share were granted to employees of the Trust. On February 15, 1995, 719,000 stock options at $20.75 per share were granted to employees of the Trust.

       The option price to acquire shares under the 1993 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, the Trust had outstanding from its officers and employees notes for $2.2 million at December 31, 1996 and $1.9 million at December 31, 1995. The notes issued under the 1993 plan bear interest at the dividend rate on the date of exercise divided by the purchase price of such shares. The notes issued under the previous plans bear interest at the lesser of (i) the Trust's borrowing rate or (ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by

                                      F18
  the shares and are with recourse. The loans have a term extending to the employee's or officer's retirement date.

       FAS Statement No. 123, "Accounting for Stock-Based Compensation" requires pro forma information regarding net income and earnings per share as if the Trust accounted for its stock options under the fair value method of that Statement. The fair value for options issued in 1996 and 1995 has been estimated as $120,000 and $1.4 million, respectively, as of the date of grant, using a binomial model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.7% and 7.3%; volatility factors of the expected market price of the Trust's shares of 19% and 19%; and a weighted average expected life of the option of 5.6 years and
  6.3 years.

       Because option valuation models require the input of highly subjective assumptions, such as the expected stock price volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

       For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting period. The pro forma information is as follows:


                                                      1996          1995
                                                      ----          ----
  (in thousands except for
   earnings per share)
  Pro forma net income                              $28,241        $22,692
  Pro forma earnings per share                         $.84           $.71

       A summary of the Trust's stock option activity for the years ended December 31, is as follows:

                             Shares available             Options           Weighted-Average
                                for future              Outstanding          Option Price
                              option grants             -----------          ------------
                              -------------
  Beginning of the year          5,461,000                853,116                $24.23
   Options granted                 (20,000)                20,000                 24.875
   Options exercised                 ---                  (47,240)                21.60
   Options expired                   ---                   (1,750)                23.58
                                 ---------              ---------
  December 31, 1994              5,441,000                824,126                 24.875
   Options granted                (759,000)               759,000                 20.784
   Options exercised                 ---                  (20,744)                18.79
   Options expired                   ---                  (47,750)                23.31
                                 ---------              ---------
  December 31, 1995              4,682,000              1,514,632                 22.71
   Options granted                 (81,181)                81,181                 21.21
   Options exercised                 ---                 (126,918)                21.31
   Options expired                  33,666                (35,166)                22.47
                                 ---------              ---------
  December 31, 1996              4,634,485              1,433,729                 22.737
                                 =========              =========

        At December 31, 1996 and 1995, options for 942,270 shares and 609,300 shares, respectively, were exercisable. The average remaining contractual life of options outstanding at December 31, 1996 and 1995 was 7.1 years and 7.8 years, respectively. The weighted average grant date fair value per option for options

                                      F19
  granted in 1996 and 1995 was $1.47 and $1.83, respectively. The exercise price of options outstanding at December 31, 1996 ranged from $17.25 per share to $26.00 per share.


  NOTE 10. SAVINGS AND RETIREMENT PLAN
  ------------------------------------

       The Trust has a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees' contributions range, at the discretion of each employee, from 1% to 17% of compensation up to a maximum of $9,500. Under the plan, the Trust, out of its current net income, contributes 50% of each employee's first 5% of contributions. In addition, the Trust may make discretionary contributions within the limits of deductibility set forth by the Code. Employees of the Trust, who work over 1,000 hours annually, are eligible to become plan participants. The Trust's expense for the years ended December 31, 1996, 1995 and 1994 was $179,000, $158,000 and $147,000, respectively. In 1996 and 1995 the Trust recorded a liability for an additional contribution of 1.5% and 1% of salary, respectively, for all nonofficer employees who are eligible for the 401(k) plan. In addition, 1.5% of salary in 1996 and 1% of salary in 1995 was accrued for all eligible nonofficer employees as a bonus.

  NOTE 11. INTEREST EXPENSE
  -------------------------

       The Trust incurred interest expense totaling $46.4 million, $40.2 million and $31.8 million, in 1996, 1995 and 1994, respectively, of which $871,000, $975,000, and $348,000, respectively, was capitalized. Interest paid was $44.2 million in 1996, $33.4 million in 1995, and $39.9 million in 1994 which included $8.0 million of the premium on the 5 1/4% convertible subordinated debentures which were redeemed in April 1994.

  NOTE 12. SUBSEQUENT EVENTS
  --------------------------

       On January 31, 1997, 22,000 restricted shares were granted to an officer and two employees of the Trust. The shares vest over three years.

       On January 6, 1997 as described in Footnote 1, the Trust purchased the fee interest on three shopping centers and exercised an option to purchase the fee on another shopping center. The Trust previously held these properties under a capital lease. On January 22, 1997 the Trust purchased a retail building in Chicago, Illinois for cash of $4.2 million.

       On February 4, 1997 the Trust sold 3.0 million shares to an institutional investor for $28 per share, netting $83.9 million.

                                      F20

  NOTE 13. QUARTERLY DATA (UNAUDITED)
  -----------------------------------

       The following summary represents the results of operations for each quarter in 1996 and 1995:

  (in thousands, except per share amounts)

                                                   Net               Earnings
                              Revenue             Income            per share
                              -------             ------            ---------
  1996
  ----
  March 31                    $43,772            $6,026                $.19
  June 30                      43,570             6,897                 .21
  September 30                 44,337             8,123                 .24
  December 31                  47,376             7,696                 .22

  1995
  ----
  March 31                    $36,927            $6,623                $.21
  June 30                      36,989             5,203 (1)             .16
  September 30                 38,973             5,918                 .19
  December 31                  41,500             5,366                 .16

  (1) Income before loss on sale of real estate was $5.7 million or $.18 per share.

                                      F21

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE  III
              SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

             COLUMN A                      COLUMN B           COLUMN C                                COLUMN D
---------------------------------------------------------------------------------------------------------------------
                                                                Initial cost to company
                                                                                                  Cost Capitalized
                                                                                 Building and      Subsequent to
           Descriptions                  Encumbrance           Land              Improvements       Acquisition
---------------------------------------------------------------------------------------------------------------------
ALLWOOD (New Jersey)                      $3,563,000    $                         $3,920,000          $230,000
ANDORRA (Pennsylvania)                                         2,432,000          12,346,000         2,483,000
BALA CYNWYD (Pennsylvania)                                     3,565,000          14,466,000         1,782,000
BARRACKS ROAD (Virginia)                  21,412,000           4,363,000          16,459,000        11,766,000
BETHESDA  ROW (Maryland)                  12,576,000             459,000          20,409,000         6,563,000
BLUESTAR  (New Jersey)                    27,194,000                              29,922,000         1,751,000
BRAINERD VILLAGE (Tennessee)                                   1,920,000           8,006,000         3,227,000
BRICK PLAZA (New Jersey)                  21,362,000                              24,715,000        16,083,000
BRISTOL (Connecticut)                     11,018,000           3,856,000          15,959,000            89,000
BRUNSWICK  (New Jersey)                   11,320,000                              12,456,000         1,843,000
CALIFORNIA RETAIL BUILDINGS (10)                              17,417,000          11,287,000                 0
CLIFTON (New Jersey)                       3,314,000                               3,646,000           303,000
CONGRESSIONAL PLAZA (Maryland)                                 2,793,000           7,424,000        33,596,000
CONNECTICUT RETAIL BUILDINGS (13)                             25,061,000          27,739,000         1,633,000
CROSSROADS (Illinois)                                          4,635,000          11,611,000           812,000
DEDHAM PLAZA (Massachusetts)                                  12,369,000          12,918,000           739,000
EASTGATE (North Carolina)                                      1,608,000           5,775,000         4,426,000
ESCONDIDO PROMENADE (California)           9,400,000          11,505,000          12,147,000                 0
ELLISBURG CIRCLE (New Jersey)                                  4,028,000          11,309,000         9,720,000
FALLS PLAZA (Virginia)                     4,257,000             530,000             735,000         1,388,000
FEASTERVILLE (Pennsylvania)                  723,000                               1,600,000         2,678,000
FEDERAL PLAZA (Maryland)                  28,445,000          10,216,000          17,895,000        31,229,000
FINLEY SQUARE (Illinois)                                       9,252,000           9,544,000         1,584,000
FLORIDA RETAIL BUILDINGS (2)                                   5,206,000           1,631,000                 0
FLOURTOWN (Pennsylvania)                                       1,345,000           3,943,000         1,879,000
FOREST CITY (Michigan)                                           525,000           1,601,000         2,442,000
GAITHERSBURG SQUARE (Maryland)                                 7,701,000           5,271,000         8,336,000
GARDEN MARKET (Illinois)                                       2,677,000           4,829,000           421,000
GOVERNOR PLAZA (Maryland)                                      2,068,000           4,905,000         9,991,000
HAMILTON (New Jersey)                      4,912,000                               5,405,000         1,858,000
HUNTINGTON (New York)                     14,548,000                              16,008,000         4,270,000
IDYLWOOD PLAZA (Virginia)                                      4,308,000          10,026,000           435,000
ILLINOIS RETAIL BUILDINGS (2)                                  1,291,000           2,325,000            89,000
LANCASTER (Pennsylvania)                   1,094,000                               2,103,000         2,611,000
LANGHORNE SQUARE (Pennsylvania)                                  720,000           2,974,000         8,311,000
LAUREL (Maryland)                                              7,458,000          22,525,000        12,808,000
LAWRENCE PARK (Pennsylvania)               3,704,000                               7,160,000         5,907,000
LOEHMANN'S PLAZA (Virginia)                6,415,000           1,237,000          15,096,000         5,069,000
MASSACHUSETTS RETAIL BLDG (1)                                  1,873,000           1,884,000            76,000
MID PIKE PLAZA (Maryland)                 10,041,000                              10,335,000         5,494,000
NEW JERSEY RETAIL BUILDING (1)                                   737,000           1,466,000         1,066,000
NORTHEAST (Pennsylvania)                   1,500,000           1,152,000          10,596,000         8,627,000
NORTHEAST PLAZA (Georgia)                                      6,930,000          26,236,000         5,083,000
NORTH LAKE COMMONS (Illinois)                                  2,529,000           8,604,000           315,000
OLD KEENE MILL (Virginia)                  6,979,000             638,000             998,000         2,680,000
PAN AM SHOPPING CENTER (Virginia)                              8,694,000          12,929,000         2,423,000
PARK & SHOP (District of Columbia)                             4,840,000           6,319,000           163,000
PERRING PLAZA (Maryland)                                       2,800,000           6,461,000        14,268,000
QUEEN ANNE PLAZA (Massachusetts)                               3,319,000           8,457,000         2,099,000
QUINCE ORCHARD PLAZA (Maryland)                                3,197,000           7,949,000         5,015,000


             COLUMN A                              COLUMN E                               COLUMN F         COLUMN G       COLUMN H
-----------------------------------------------------------------------------------------------------------------------------------
                                             Gross amount at which
                                           carried at close of period                   Accumulated          Date
                                                          Building and                Depreciation and        of            Date
           Descriptions                      Land         Improvements      Total       Amortization     Construction     Acquired
-----------------------------------------------------------------------------------------------------------------------------------
ALLWOOD (New Jersey)                     $                 $4,150,000     $4,150,000       $972,000          1958         12/12/88
ANDORRA (Pennsylvania)                     2,432,000       14,829,000     17,261,000      3,720,000          1953         01/12/88
BALA CYNWYD (Pennsylvania)                 3,565,000       16,248,000     19,813,000      1,608,000          1955         09/22/93
BARRACKS ROAD (Virginia)                   4,363,000       28,225,000     32,588,000     10,669,000          1958         12/31/85
BETHESDA  ROW (Maryland)                     459,000       26,972,000     27,431,000      1,835,000       1945-1991       12/31/93
BLUESTAR  (New Jersey)                                     31,673,000     31,673,000      7,305,000          1959         12/12/88
BRAINERD VILLAGE (Tennessee)               1,920,000       11,233,000     13,153,000      3,413,000          1960         12/31/87
BRICK PLAZA (New Jersey)                                   40,798,000     40,798,000      6,729,000          1958         12/28/89
BRISTOL (Connecticut)                      3,856,000       16,048,000     19,904,000        569,000          1959          9/22/95
BRUNSWICK  (New Jersey)                                    14,299,000     14,299,000      3,331,000          1957         12/12/88
CALIFORNIA RETAIL BUILDINGS (10)          17,417,000       11,287,000     28,704,000                      1888-1995       12/31/96
CLIFTON (New Jersey)                                        3,949,000      3,949,000        872,000          1959         12/12/88
CONGRESSIONAL PLAZA (Maryland)             2,793,000       41,020,000     43,813,000      9,806,000          1965         04/01/65
CONNECTICUT RETAIL BUILDINGS (13)         25,061,000       29,372,000     54,433,000        979,000       1900-1991       1994-1996
CROSSROADS (Illinois)                      4,635,000       12,423,000     17,058,000      1,262,000          1959         07/19/93
DEDHAM PLAZA (Massachusetts)              12,369,000       13,657,000     26,026,000      1,208,000          1959         12/31/93
EASTGATE (North Carolina)                  1,608,000       10,201,000     11,809,000      3,910,000          1963         12/18/86
ESCONDIDO PROMENADE (California)          11,505,000       12,147,000     23,652,000                         1987         12/31/96
ELLISBURG CIRCLE (New Jersey)              4,028,000       21,029,000     25,057,000      3,365,000          1959         10/16/92
FALLS PLAZA (Virginia)                       530,000        2,123,000      2,653,000      1,579,000          1962         09/30/67
FEASTERVILLE (Pennsylvania)                                 4,278,000      4,278,000      2,885,000          1958         07/23/80
FEDERAL PLAZA (Maryland)                  10,216,000       49,124,000     59,340,000      9,038,000          1970         06/29/89
FINLEY SQUARE (Illinois)                   9,252,000       11,128,000     20,380,000        592,000          1974         04/27/95
FLORIDA RETAIL BUILDINGS (2)               5,206,000        1,631,000      6,837,000         34,000          1920         02/28/96
FLOURTOWN (Pennsylvania)                   1,345,000        5,822,000      7,167,000      1,560,000          1957         04/25/80
FOREST CITY (Michigan)                       525,000        4,043,000      4,568,000      1,694,000          1964         03/29/73
GAITHERSBURG SQUARE (Maryland)             6,012,000       15,296,000     21,308,000      1,344,000          1966         04/22/93
GARDEN MARKET (Illinois)                   2,677,000        5,250,000      7,927,000        360,000          1958         07/28/94
GOVERNOR PLAZA (Maryland)                  2,068,000       14,896,000     16,964,000      5,916,000          1963         10/01/85
HAMILTON (New Jersey)                                       7,263,000      7,263,000      2,009,000          1961         12/12/88
HUNTINGTON (New York)                                      20,278,000     20,278,000      4,590,000          1962         12/12/88
IDYLWOOD PLAZA (Virginia)                  4,308,000       10,461,000     14,769,000        804,000          1991         04/15/94
ILLINOIS RETAIL BUILDINGS (2)              1,291,000        2,414,000      3,705,000         73,000       1900-1927        1995
LANCASTER (Pennsylvania)                                    4,714,000      4,714,000      2,929,000          1958         04/24/80
LANGHORNE SQUARE (Pennsylvania)              720,000       11,285,000     12,005,000      3,729,000          1966         01/31/85
LAUREL (Maryland)                          7,458,000       35,333,000     42,791,000     10,507,000          1956         08/15/86
LAWRENCE PARK (Pennsylvania)                               13,067,000     13,067,000      9,016,000          1972         07/23/80
LOEHMANN'S PLAZA (Virginia)                1,248,000       20,154,000     21,402,000      8,291,000          1971         07/21/83
MASSACHUSETTS  RETAIL BLDG (1)             1,873,000        1,960,000      3,833,000         74,000          1930         09/07/95
MID PIKE PLAZA (Maryland)                                  15,829,000     15,829,000      6,336,000          1963         05/18/82
NEW JERSEY RETAIL BUILDING (1)               737,000        2,532,000      3,269,000          9,000          1940         08/16/95
NORTHEAST (Pennsylvania)                   1,152,000       19,223,000     20,375,000      6,075,000          1959         08/30/83
NORTHEAST PLAZA (Georgia)                  6,933,000       31,316,000     38,249,000     10,483,000          1952         12/31/86
NORTH LAKE COMMONS (Illinois)              2,529,000        8,919,000     11,448,000        689,000          1989         04/27/94
OLD KEENE MILL (Virginia)                    638,000        3,678,000      4,316,000      1,971,000          1968         06/15/76
PAN AM SHOPPING CENTER (Virginia)          8,694,000       15,352,000     24,046,000      2,297,000          1979         02/05/93
PARK & SHOP (District of Columbia)         4,840,000        6,482,000     11,322,000        182,000          1930         12/01/95
PERRING PLAZA (Maryland)                   2,800,000       20,729,000     23,529,000      5,876,000          1963         10/01/85
QUEEN ANNE PLAZA (Massachusetts)           3,319,000       10,556,000     13,875,000        845,000          1967         12/23/94
QUINCE ORCHARD PLAZA (Maryland)            2,928,000       13,233,000     16,161,000      1,607,000          1975         04/22/93

                COLUMN A                         COLUMN I
------------------------------------------------------------------
                                               Life on which
                                          depreciation in latest
                                             income statements
              Descriptions                      is computed
------------------------------------------------------------------
ALLWOOD (New Jersey)                             35 years
ANDORRA (Pennsylvania)                           35 years
BALA CYNWYD (Pennsylvania)                       35 years
BARRACKS ROAD (Virginia)                         35 years
BETHESDA  ROW (Maryland)                         35 years
BLUESTAR  (New Jersey)                           35 years
BRAINERD VILLAGE (Tennessee)                     35 years
BRICK PLAZA (New Jersey)                         35 years
BRISTOL (Connecticut)                            35 years
BRUNSWICK  (New Jersey)                          35 years
CALIFORNIA RETAIL BUILDINGS (10)                 35 years
CLIFTON (New Jersey)                             35 years
CONGRESSIONAL PLAZA (Maryland)                   20 years
CONNECTICUT RETAIL BUILDINGS (13)                35 years
CROSSROADS (Illinois)                            35 years
DEDHAM PLAZA (Massachusetts)                     35 years
EASTGATE (North Carolina)                        35 years
ESCONDIDO PROMENADE (California)                 35 years
ELLISBURG CIRCLE (New Jersey)                    35 years
FALLS PLAZA (Virginia)                         22 3/4 years
FEASTERVILLE (Pennsylvania)                      20 years
FEDERAL PLAZA (Maryland)                         35 years
FINLEY SQUARE (Illinois)                         35 years
FLORIDA RETAIL BUILDINGS (2)                     35 years
FLOURTOWN (Pennsylvania)                         35 years
FOREST CITY (Michigan)                         25 3/4 years
GAITHERSBURG SQUARE (Maryland)                   35 years
GARDEN MARKET (Illinois)                         35 years
GOVERNOR PLAZA (Maryland)                        35 years
HAMILTON (New Jersey)                            35 years
HUNTINGTON (New York)                            35 years
IDYLWOOD PLAZA (Virginia)                        35 years
ILLINOIS RETAIL BUILDINGS (2)                    35 years
LANCASTER (Pennsylvania)                         22 years
LANGHORNE SQUARE (Pennsylvania)                  35 years
LAUREL (Maryland)                                35 years
LAWRENCE PARK (Pennsylvania)                     22 years
LOEHMANN'S PLAZA (Virginia)                      35 years
MASSACHUSETTS  RETAIL BLDG (1)                   35 years
MID PIKE PLAZA (Maryland)                        35 years
NEW JERSEY RETAIL BUILDING (1)                   35 years
NORTHEAST (Pennsylvania)                         35 years
NORTHEAST PLAZA (Georgia)                        35 years
NORTH LAKE COMMONS (Illinois)                    35 years
OLD KEENE MILL (Virginia)                      33 1/3 years
PAN AM SHOPPING CENTER (Virginia)                35 years
PARK & SHOP (District of Columbia)               35 years
PERRING PLAZA (Maryland)                         35 years
QUEEN ANNE PLAZA (Massachusetts)                 35 years
QUINCE ORCHARD PLAZA (Maryland)                  35 years

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE  III
              SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                COLUMN A                    COLUMN B             COLUMN C                              COLUMN D
-----------------------------------------------------------------------------------------------------------------------
                                                                   Initial cost to company
                                                                                                   Cost Capitalized
                                                                                  Building and       Subsequent to
              Descriptions                Encumbrance            Land             Improvements        Acquisition
-----------------------------------------------------------------------------------------------------------------------
ROLLINGWOOD APTS. (Maryland)                                          552,000           2,246,000          3,629,000
RUTGERS (New Jersey)                         13,113,000                                14,429,000            613,000
SAUGUS (Massachusetts)                                              4,383,000           8,291,000                  0
SHILLINGTON (Pennsylvania)                      616,000                                 1,387,000          1,668,000
SHIRLINGTON (Virginia)                                              8,761,000          14,808,000          1,827,000
TOWN & COUNTRY (Illinois)                                             904,000           2,483,000          4,896,000
TROY (New Jersey)                             2,533,000                                 5,193,000          6,257,000
TYSONS STATION (Virginia)                     4,265,000               388,000             453,000          2,437,000
WESTFALLS (Virginia)                          4,885,000               538,000             535,000          2,066,000
WILDWOOD (Maryland)                                                 9,111,000           1,061,000          5,268,000
WILLIAMSBURG (Virginia)                                             2,758,000           7,160,000          2,922,000
WILLOW GROVE (Pennsylvania)                                         1,600,000           6,643,000         17,063,000
WILLOW LAWN (Virginia)                                              3,192,000           7,723,000         39,558,000
WYNNEWOOD (Pennsylvania)                                            8,055,000          13,759,000              9,000
-----------------------------------------------------------------------------------------------------------------------
TOTALS                                     $229,189,000          $227,496,000        $586,495,000       $333,874,000
                                            ===========           ===========         ===========        ===========

                COLUMN A                        COLUMN E                                        COLUMN F         COLUMN G
-----------------------------------------------------------------------------------------------------------------------------
                                        Gross amount at which carried at
                                                close of period                               Accumulated          Date
                                                           Building and                     Depreciation and        of
              Descriptions                  Land           Improvements         Total         Amortization     Construction
-----------------------------------------------------------------------------------------------------------------------------
ROLLINGWOOD APTS. (Maryland)                    572,000         5,855,000        6,427,000         4,571,000       1960
RUTGERS (New Jersey)                                           15,042,000       15,042,000         3,390,000       1973
SAUGUS (Massachusetts)                        4,383,000         8,291,000       12,674,000                         1976
SHILLINGTON (Pennsylvania)                                      3,055,000        3,055,000         1,938,000       1956
SHIRLINGTON (Virginia)                        8,761,000        16,635,000       25,396,000           434,000       1940
TOWN & COUNTRY (Illinois)                       904,000         7,379,000        8,283,000         6,109,000       1968
TROY (New Jersey)                                              11,450,000       11,450,000         6,162,000       1966
TYSONS STATION (Virginia)                       475,000         2,803,000        3,278,000         2,447,000       1954
WESTFALLS (Virginia)                            559,000         2,580,000        3,139,000         1,976,000       1960
WILDWOOD (Maryland)                           9,111,000         6,329,000       15,440,000         4,840,000       1958
WILLIAMSBURG (Virginia)                       2,758,000        10,082,000       12,840,000         3,427,000       1961
WILLOW GROVE (Pennsylvania)                   1,600,000        23,706,000       25,306,000         7,558,000       1953
WILLOW LAWN (Virginia)                        3,192,000        47,281,000       50,473,000        15,690,000       1957
WYNNEWOOD (Pennsylvania)                      8,055,000        13,768,000       21,823,000            64,000       1948
-------------------------------------------------------------------------------------------------------------
TOTALS                                     $225,680,000      $922,185,000   $1,147,865,000      $223,553,000
                                            ===========       ===========    =============       ===========

                COLUMN A                  COLUMN H                      COLUMN I
-----------------------------------------------------------------------------------------
                                                                      Life on which
                                                                 depreciation in latest
                                            Date                    income statements
              Descriptions                Acquired                     is computed
-----------------------------------------------------------------------------------------
ROLLINGWOOD APTS. (Maryland)            01/15/71                        25 years
RUTGERS (New Jersey)                    12/12/88                        35 years
SAUGUS (Massachusetts)                  10/01/96                        35 years
SHILLINGTON (Pennsylvania)              07/23/80                        20 years
SHIRLINGTON (Virginia)                  12/21/95                        35 years
TOWN & COUNTRY (Illinois)               10/15/73                        25 years
TROY (New Jersey)                       07/23/80                        22 years
TYSONS STATION (Virginia)               01/17/78                        17 years
WESTFALLS (Virginia)                    10/05/72                        25 years
WILDWOOD (Maryland)                     05/05/69                      33 1/3 years
WILLIAMSBURG (Virginia)                 04/30/86                        35 years
WILLOW GROVE (Pennsylvania)             11/20/84                        35 years
WILLOW LAWN (Virginia)                  12/05/83                        35 years
WYNNEWOOD (Pennsylvania)                10/29/96                        35 years
--------------------------------------
TOTALS

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
                    SUMMARY OF REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED
                      Three Years Ended December 31, 1996


                         Reconciliation of Total Cost
                    --------------------------------------

Balance, January 1, 1994                                             $758,088,000
 Additions during period
  Acquisitions                                                         49,438,000
  Improvements                                                         46,916,000
 Deduction during period - miscellaneous retirements                   (1,720,000)
                                                                       -----------

Balance, December 31, 1994                                            852,722,000
 Additions during period
  Acquisitions                                                        123,722,000
  Improvements                                                         38,001,000
 Deduction during period - disposition
 of property and miscellaneous retirements                             (4,763,000)
                                                                       -----------

Balance, December 31, 1995                                          1,009,682,000
 Additions during period
  Acquisitions                                                        105,616,000
  Improvements                                                         42,257,000
 Deduction during period - disposition
 of property and miscellaneous retirements                             (9,690,000)
                                                                       -----------

Balance, December 31, 1996                                         $1,147,865,000
                                                                   ---------------


 (A) For Federal tax purposes, the aggregate cost basis is approximately $1,032,519,000 as of December 31, 1996.

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
                    SUMMARY OF REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED
                      Three Years Ended December 31, 1996

          Reconciliation of Accumulated Depreciation and Amortization
     ---------------------------------------------------------------------


Balance, January 1, 1994                                   $135,045,000
 Additions during period
  Depreciation and amortization expense                      26,681,000
 Deductions during period - miscellaneous
 retirements                                                 (1,090,000)
                                                       -----------------

Balance, December 31, 1994                                  160,636,000
 Additions during period
  Depreciation and amortization expense                      31,550,000
 Deductions during period - disposition of
 property and miscellaneous retirements                      (1,391,000)
                                                       -----------------

Balance, December 31, 1995                                  190,795,000
 Additions during period
  Depreciation and amortization expense                      34,803,000
 Deductions during period - disposition of
 property and miscellaneous retirements                      (2,045,000)
                                                             -----------

Balance, December 31, 1996                                 $223,553,000
                                                       =================


                        FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                         Year Ended December 31, 1996

     Column A                       Column B                     Column C                        Column D
-----------------------        -----------------            ------------------            --------------------

                                                                                            Periodic Payment
  Description of Lien            Interest Rate                 Maturity Date                     Terms
-----------------------        -----------------            ------------------            --------------------
Leasehold mortgage               10%                           December 2003                Interest only
on shopping                                                                                 monthly; $10,000,000
center in New Jersey                                                                        balloon payment
                                                                                            December 2003

Mortgage on                      10%                           January 1998                 Interest only
shopping center                                                                             monthly; balloon
in New Jersey                                                                               payment January 1998

Mortgage on retail               Greater of prime plus         November 1997                Interest only
buildings in Philadelphia        2% or 10%                                                  monthly; balloon
                                                                                            payment November 1997

Mortgage on retail
buildings in Philadelphia        5%                            November 1997                Interest only monthly;
                                                                                            balloon payment due
                                                                                            November 1997

Mortgage on retail               10% plus participation        May 2021                     Interest only; balloon
buildings in Philadelphia                                                                   due at maturity

Mortgage on land in              9% until March 31, 1997       Earlier of exercise of       Interest only; balloon
Bethesda, Maryland               9.5% thereafter               purchase option on land      due at maturity
                                                               or March 31, 1998


     Column A                      Column E              Column F         Column G
-----------------------        ---------------        ---------------   ---------------
                                                                           Carrying
                                                        Face Amount       Amount of
  Description of Lien            Prior Liens            of Mortgages    Mortgages (1)
-----------------------        ---------------        ---------------   ---------------
Leasehold mortgage                  ---                   10,000,000       10,000,000 (2)
on shopping
center in New Jersey


Mortgage on                         ---                    4,020,000        3,208,000 (3)
shopping center
in New Jersey

Mortgage on retail                                           900,000          892,000 (4)
buildings in Philadelphia


Mortgage on retail
buildings in Philadelphia                                    950,000          938,000 (5)



Mortgage on retail                                         9,250,000        9,250,000
buildings in Philadelphia

Mortgage on land in                                        3,625,000        3,625,000
Bethesda, Maryland

                               ---------------        ---------------   ---------------
                                    ---                  $28,745,000      $27,913,000
                               ===============        ===============   ===============


1) For Federal tax purposes, the aggregate tax basis is approximately $27,913,000 as of December 31, 1996. No payments are delinquent on these mortgages.
2) This mortgage is extendable for up to 45 years with interest increasing to a maximum of 11%.
3) This mortgage is available for up to $4,020,000. At December 31, 1995, $3,182,000 was outstanding.
4) This mortgage is available for up to $900,000. At December 31, 1995, $379,000 was outstanding.
5) This mortgage is available for up to $950,000.

                        FEDERAL REALTY INVESTMENT TRUST

                                  SCHEDULE IV

                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED

                      Three Years Ended December 31, 1996


                       Reconciliation of Carrying Amount
                  -------------------------------------------


Balance, January 1, 1994                                    $13,871,000
 Additions during period
  Increase in existing loan                                       7,000
 Deductions during period
 Wrap portion of wrap mortgage
   written off as uncollectible                                (700,000)
                                                          --------------

Balance, December 31, 1994                                   13,178,000
 Additions during period
  Increase in existing loan                                       4,000
  Issuance of loan                                              379,000
                                                                -------

Balance, December 31, 1995                                   13,561,000
 Additions during period
  Increase in existing loan                                      25,000
  Issuance of loans                                          14,327,000
                                                             ----------

Balance, December 31, 1996                                  $27,913,000
                                                          ==============

  Report of Independent Certified Public Accountants
  --------------------------------------------------
  on Supplemental Information
  ---------------------------

  Trustees and Shareholders
  Federal Realty Investment Trust

  In connection with our audit of the consolidated financial statements of Federal Realty Investment Trust referred to in our report dated February 5, 1997 which is included in this Form 10-K, we have also audited Schedules III and IV as of December 31, 1996 and for each of the three years then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

  Grant Thornton LLP
  Washington, D.C.
  February 5, 1997

                                      F28

                       NON-EXCLUSIVE BROKERAGE AGREEMENT
                       ---------------------------------



This Agreement is made and entered into on this third day of December, 1996 by and between Federal Realty Investment Trust, an unincorporated business trust organized under the business laws of the District of Columbia and Street Retail, Inc., a Maryland corporation (collectively, "Client"), and Westport Realty Advisors, Inc. and Jack Alan Guttman (collectively, "Broker").

In consideration of the mutual covenants set forth in this Agreement, the parties agree as follows:

1. This Agreement replaces the Exclusive Brokerage Agreement by and between Client and Broker dated August 20, 1995 ("Prior Agreement") in its entirety. As of August 21, 1996, the Prior Agreement is terminated and its terms and provisions, including Section 6, but excluding Section 7, thereof, are null and void.

2. Client hereby appoints Broker as its non-exclusive real estate broker for the purchase of urban retail buildings and traditional "strip" shopping centers and shopping malls (collectively, "Properties") located in Massachusetts, Connecticut, New York and New Jersey (collectively, "Broker Area"). Broker shall perform the duties of a real estate broker; specifically, Broker shall conduct searches for Properties which fit the criteria established by Client and assist Client with all aspects of the due diligence process in order to enable Client to evaluate the desirability and feasibility of acquiring such Properties or any interest therein; such assistance shall include collecting and providing Client with market information such as demographics, information on competing Properties, comparable rentals and sales and assistance in the appraisal and underwriting of the Properties. Client shall have a right of first refusal, which refusal must be in writing, on all Properties identified or located by Broker in Broker's Area before Broker can identify, offer or show such Properties to any other potential purchaser. Client must respond to Broker indicating interest in pursuing or not pursuing such Properties within 14 days of receipt of Broker's identification of such Properties. Client's indication of interest in such Properties shall not bind Client in any way to purchase such Properties, and no Commission (as that term is defined herein) shall be paid to Broker unless the conditions precedent to the payment of a Commission set forth in Section 6 hereof have been met. Client shall notify Broker if it later determines not to continue investigating the possibility of a purchase of any such Properties. Following such notification of refusal, Broker may identify, offer or show any such Properties to any other potential purchaser.

3.  Broker represents and warrants that:

     a) Broker will act in accordance with the highest professional standards of the industry and in compliance with all applicable laws, regulations, codes, ordinances and orders.



                                      F29

Non-Exclusive Brokerage Agreement


     b) There are no obligations, commitments, or impediments of any kind that will limit or prevent the Broker's performance of its services and obligations pursuant to this Agreement.

     c) The Broker is duly licensed as a real estate broker in the States of Massachusetts, Connecticut, New York and New Jersey.

     d) Broker will perform its services in a professional manner and in the most expeditious and economical manner consistent with the interest of Client.

     e)   Broker is an independent contractor and not an employee of Client.

     f) Broker solely represents Client in any transaction pursuant to this Agreement and must disclose Broker's sole representation of Client to all third parties contacted in connection with this Agreement.

     g) Broker shall NOT disclose to any prospective seller or anyone else information obtained within the confidentiality and trust of the fiduciary relationship with Client, nor disclose to the prospective seller or anyone else information similarly obtained from Client without the consent of Client.

     h) Broker shall NOT receive any fees, commissions or other remuneration other than the Commission (as hereinafter defined) from any seller, broker or any other source in connection with any property purchased by Client pursuant to this Agreement

4. Broker's authority is limited to performing the services in accordance with the terms of this Agreement. Broker does not have any authority to enter into or execute any agreement for or on behalf of Client. No written proposals, offers or other information concerning Client shall be distributed without Client's prior written consent, which may be withheld in Client's sole and absolute discretion. Client shall have the right to specify Broker's degree of involvement, if any, with respect to any negotiation of any contract of sale ("Contract of Sale"). Broker acknowledges that entering into a Contract of Sale involves negotiation of complex provisions and issues, including business, tax and operational issues and liabilities relating to a property, and that Client, therefore, expressly reserves the right to reject any and all proposals for a Contract of Sale and to approve any and all terms and conditions of any proposed Contract of Sale as Client sees fit, in Client's sole and absolute discretion.

5. The term of this Agreement ("Term") shall commence on August 21, 1996 and end at midnight on August 21, 1997, unless sooner terminated in accordance with the provisions of this


                                      F30

Non-Exclusive Brokerage Agreement


Agreement.

6. For transactions less than $10,000,001, Client shall pay Broker a commission (the "Commission") equal to:

     (i) 2.25% of the portion of the aggregate gross sales price ("Purchase Price") of the Properties acquired subject to this Agreement up to $2,000,000;

     (ii) 1.75% of the portion of the Purchase Price exceeding $2,000,000 up to $5,000,000;

     (iii) 1.50% of the portion of the Purchase Price exceeding $5,000,000 up to $10,000,000.

     For transactions exceeding $10,000,000, Client shall pay Broker a commission (The "Commission") equal to:

     (i)    1.25% of the portion of the Purchase Price up to $15,000,000;

     (ii) 1.00% of the portion of the Purchase Price exceeding $15,000,000 up to $20,000,000;

     (iii) .75% of the portion of the Purchase Price exceeding $20,000,000 up to $30,000,000;

     (iv) .50% of the portion of the Purchase Price exceeding $30,000,000 up to $75,000,000;

     (v)    .25% of the portion of the Purchase Price exceeding $75,000,000.

Notwithstanding anything to the contrary contained in this Agreement, the following shall be conditions precedent to Client's obligation to pay the
Commission:

     a) The execution and delivery by Client and seller of a Contract of Sale for one or more Properties acceptable in form and substance to Client, in Client's sole and absolute discretion; and

     b) The actual closing of the sale, including Client's payment of all monies due at closing, and transfer of title, or other evidence of ownership, to Client.


                                      F31

Non-Exclusive Brokerage Agreement

Failure of either of these conditions shall preclude any claim for a Commission by Broker. In no event shall Broker ever receive any fees, commissions, or other remuneration from any seller, broker or other person or entity in connection with properties purchased by Client pursuant to this Agreement.

Except following the occurrence of an Event of Default as described in Section 9, it is further understood that the Commission shall be paid to Broker if, (i) within One Hundred Eighty (180) days after the expiration or termination of the Term, Client enters into a Contract of Sale for one or more Properties presented by Broker during the Term and named in a written list ("List") delivered to Client by Broker within ten (10) days following the expiration of the Term or the date of termination of this Agreement ("Period End"), provided that, no more than five (5) Properties are included on the List, Broker is actively engaged in negotiating the purchase by Client of each Property included on the List, all Properties included on the List shall be agreed to by Client (which agreement shall not be unreasonably withheld) and the owner of each Property included on the List shall provide a letter to Client by the Period End indicating active interest in selling such Property to Client, (ii) such purchase is ultimately consummated, and (iii) the two conditions precedent to Client's obligation to pay the Commission, as set forth above, have been met. Broker's Commission shall be the sole compensation paid to Broker and Broker shall not be entitled to reimbursement for any expenses or any other sums Broker incurs related to or involving the performance of the services. The Commission shall be paid to Broker at closing and Client hereby authorizes the attorney or title company conducting the closing to disburse the Commission to Broker at such closing.
The Commission shall be payable if the transfer or sale is structured as a cash sale, like-kind exchange, partial sale, joint venture, newly formed partnership or transfer of stock.

7. In no event shall Client be responsible to pay any persons or entities, other than Broker, any commissions or other remuneration of any kind in connection with this Agreement or by virtue of their association with Broker. Further, Client shall not be obligated to see to the application of the Commission, if any, due under this Agreement or the payment of any other remuneration for the benefit of any persons or entities other than Broker and no other persons or entity shall be a third party beneficiary of this Agreement. Broker shall be solely responsible for the direct payment of any commissions or other remuneration of any kind due to other persons or entities claiming entitlement to a share of the Commission or any other remuneration under this Agreement or by virtue of their association with Broker. Broker hereby agrees to indemnify and hold Client harmless from and against any and all claims, demands, obligations, liabilities, losses and damages (including, without limitation, attorney's fees of counsel selected by Client) arising directly or indirectly out of or in connection with any claim for commissions or other remuneration of any kind for any person or entity claiming by, through or under Broker or relating in any way to this Agreement, or Broker's actions or failure to act pursuant to this Agreement; it being understood and agreed that Client's liability hereunder shall be limited to


                                      F32

Non-Exclusive Brokerage Agreement


the payment to Broker of the Commission, if any, owed under the Agreement. In the event any claims, demands, obligations, liabilities, losses and/or damages arise in connection with any claim for commissions, fees or other remuneration, Client may, in its sole and absolute discretion, withhold Commissions otherwise payable to Broker pending final resolution and may offset against such Commissions any such claims, demands obligations, liabilities, losses and or damages. This provision shall survive any termination of this Agreement.

8. Broker shall obtain, pay for and keep in force at all times during the performance of work pursuant to this Agreement, the following insurance coverage placed with insurance companies having an A.M. Best rating of A VI or better:

Comprehensive General Liability Insurance, with limit of not less than one million dollars ($1,000,000) per occurrence, or Commercial General Liability
                                             --
Insurance with limits of not less than one million dollars ($1,000,000) per occurrence and two million dollars ($2,000,000) aggregate. Client shall be added as an additional insured. The policy shall provide such additional insured with a thirty (30) day notice of cancellation, non-renewal or material change. Any certificates of insurance furnished in accordance with this Agreement shall specify who has been added as an additional insured and shall state that the policy has been amended to provide the thirty (30) day advance notice.


Professional Liability Insurance with a limit of not less than one million dollars ($1,000,000). Contractor may meet the limits of liability indicated by means of the use of an umbrella liability policy. Any general liability policy must be written on an occurrence basis. Owner shall be furnished with certificates evidencing that all such insurance specified herein is in force prior to commencement of services provided pursuant to this Agreement.

9. This Agreement may be terminated by either party upon thirty (30) days' written notice. In the event of termination by either party, Broker shall be entitled to receive only that Commission which it has earned pursuant to and in accordance with Section 6 of this Agreement and Client shall have no further obligations or liabilities hereunder.

10. Broker's failure or refusal to perform or observe any obligation, covenant, or condition of this Agreement shall constitute an Event of Default. Should an Event of Default occur, Client may, at its option, terminate this Agreement without affecting any other remedy which it may have at law or in equity. Such termination shall be effective immediately upon Broker's receipt of written notice from Client. In such event, Broker shall be entitled to receive only that Commission which it has already earned pursuant to and in accordance with
Section 6 of this Agreement, less any and all damages, losses, claims, costs and expenses incurred or suffered by Client as a result of Broker's failure or refusal to perform and Client shall have no further


                                      F33

Non-Exclusive Brokerage Agreement


obligations or liabilities hereunder. Broker will not be entitled to receive any Commissions on properties that are purchased by Client, unless the purchase agreement is fully executed before the date of occurrence of an Event of Default and the conditions precedent to the Client's obligation to pay a Commission set forth in Section 6 have been met.

11. Client, its directors, employees, officers, agents and shareholders shall not be personally liable under this Agreement and Broker hereby agrees to look solely to Client's property, real, personal or otherwise, tangible or intangible, for payment of any claim hereunder. A similar limitation on liability shall be inserted in each document executed by Client (if any) pursuant to this Agreement.

12. Whenever any demand, request, approval consent or notice ("Notice") shall or may be given by one party to the other, Notice shall be addressed to the parties at their respective addresses as set forth below and delivered by (i) hand, (ii) facsimile, (iii) a nationally recognized overnight express courier, or (iv) registered or certified mail return receipt requested. The date of actual receipt shall be deemed the date of service of Notice. In the event an addressee refuses to accept delivery, however, then Notice shall be deemed to have been served on either (i) the date hand delivery is refused, (ii) the next business day in the case of delivery by overnight courier, or (iii) three (3) business days after mailing the notice in the case of registered or certified mail. Either party may, at any time, change its Notice address by giving the other party Notice, in accordance with the above, stating the change and setting forth the new address.

     Client:    Ron D. Kaplan
                Vice President, Capital Markets
                Federal Realty Investment Trust
                1626 East Jefferson Street
                Rockville, Maryland  20852-4041

                     and

                Robert S. Wennett
                Senior Vice President, Acquisitions
                Federal Realty Investment Trust
                1626 East Jefferson Street
                Rockville, Maryland  20852-4041



          with a copy to:


                                      F34

Non-Exclusive Brokerage Agreement


                Street Retail, Inc.
                1626 East Jefferson Street
                Rockville, Maryland  20852-4041
                Attn:  Secretary

     Broker:    Westport Realty Advisors, Inc.
                35 Prospect Road
                Westport, Connecticut  06880
                Attn:  Jack Alan Guttman, President

13. This Agreement contains the entire agreement between Client and Broker, supersedes any prior agreements or understandings, and no oral statements or prior written matter not specifically incorporated in this Agreement shall be of any force and effect. No variation, modification, or changes of this Agreement shall be binding on either party to the Agreement unless set forth in a document executed by these parties or a duly authorized agent, officer, or representative hereof.

14. Neither Client nor Broker shall file or record any instrument or document relative to this Agreement in any public records except as may be required by the federal securities laws.

15. Notice: The amount or rate of real estate commissions is not fixed by law. They are set by each Broker individually and may be negotiable between the Client and the Broker.

16. For Connecticut transactions, this Agreement shall be subject to Section 46a-64 of the Connecticut General Statutes, as amended, and governed by and construed in accordance with the laws of the State of Connecticut.

17. The heirs, transferees, successors, and assigns of the parties hereof shall be duly bound by the provisions hereof, provided Broker may not assign or otherwise transfer its right or obligation hereunder.

18. The terms of the Agreement shall be governed by and construed in accordance with the laws of the State of Maryland.

19. This Agreement may be executed in counterparts, each of which shall be deemed to be an original and shall together constitute one and the same instrument.



     IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year first above stated.

                                      F35

Non-Exclusive Brokerage Agreement


and year first above stated.

               CLIENT:

               FEDERAL REALTY INVESTMENT TRUST


               By: Ron D. Kaplan
                   --------------------------------
                   Ron D. Kaplan
                   Vice President, Capital Markets



               By: Robert S. Wennet
                   --------------------------------
                   Robert S. Wennett
                   Senior Vice President, Acquisitions



               BROKER:

               WESTPORT REALTY ADVISORS, INC.


               By: Jack Alan Guttman
                   --------------------------------
                   Jack Alan Guttman
                   President


               JACK ALAN GUTTMAN


               Jack Alan Guttman
               ------------------------------------



                                      F36

                               SECOND AMENDMENT
                          dated as of August 1, 1996

                                    to the

                               CREDIT AGREEMENT
                        dated as of September 30, 1994

                                    between

                        FEDERAL REALTY INVESTMENT TRUST

                                      and

                     FIRST UNION NATIONAL BANK OF VIRGINIA

                                      F37

                     SECOND AMENDMENT TO CREDIT AGREEMENT

       This SECOND AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is dated as of August 1, 1996 and is between FEDERAL REALTY INVESTMENT TRUST, a District of Columbia unincorporated business trust (the "Borrower"), and FIRST UNION NATIONAL BANK OF VIRGINIA, a national banking association (the "Bank").

                                   RECITALS

       WHEREAS, the Borrower and the Bank are parties to a Credit Agreement dated as of September 30, 1994, as amended by a First amendment to Credit Agreement, dated as of April 30, 1996, (as so amended, the "Credit Agreement") pursuant to which the Bank has established in favor of the Borrower a $50,000,000 unsecured line of credit; and

       WHEREAS, the Borrower has requested that the Credit Agreement be amended to extend the maturity date of the line of credit from August 1, 1998 to August 1, 2000; and

       WHEREAS, the Bank is willing to amend the Credit Agreement on the terms and conditions set forth herein;

       NOW, THEREFORE, the parties hereto agree as follows:

       Section 1.   Definitions.  Terms used herein and not defined which are
                    -----------
defined in the Credit Agreement shall have for the purposes hereof the respective meanings set forth therein.

       Section 2.   Amendment to Section 1.1 of the Credit Agreement. Section
                    ------------------------------------------------
1.1 of the Credit Agreement is amended by substituting "August 1, 2000" for "August 1, 1998" in clause (i) of the definition of "Termination Date" (which amendment extends the maturity date of the Line of Credit Commitment from August 1, 1998 to August 1, 2000).

       Section 3.   Amendment to Section 2.13 of the Credit Agreement.  Section
                    -------------------------------------------------
2.13 of the Credit Agreement is amended by substituting "August 1, 1998" for "August 1, 1996" in the sixth line of such section (which amendment extends the date on or before which the borrower is prohibited from reducing or terminating the Line of Credit Commitment from August 1, 1996 to August 1, 1998).

       Section 4.   Representations and Warranties.  The Borrower represents and
                    ------------------------------
warrants to the Bank that (i) the execution, delivery and performance by the Borrower of this Amendment have been duly authorized by all necessary corporate action, (ii) this Amendment constitutes the valid, binding and enforceable obligation of the Borrower (subject, as to enforceability, to the exceptions set forth in Section 5.3 of the Credit Agreement), (iii) the Borrower has no defense, right of set-off or counterclaim of any nature in connection with its obligations under the Credit Agreement, (iv) the representations and warranties of the Borrower set forth in the Credit Agreement are true and correct as of the date of this

                                      F38

Amendment as if made as of the date of this Amendment (unless such representations and warranties specifically relate to an earlier date and except to the extent that the Borrower has notified the Bank in writing to the contrary and such notice has been accepted by the Bank) and (v) no Default has occurred and is continuing.

       Section 5.   Costs and Expenses.  The Borrower agrees to pay all costs
                    ------------------
and expenses incurred by the Bank in connection with the preparation, execution and delivery of this Amendment and any note, document or instrument delivered in connection herewith, including the reasonable fees and expenses of counsel for the Bank.

       Section 6.   Effectiveness.  This Amendment shall become effective as
                    -------------
of the date (the "Amendment Effective Date") on which the Bank shall have received (i) a copy of this Amendment duly executed by an authorized officer of the Borrower and (ii) the original of a promissory note substantially in the form of Exhibit A hereto (the "Note") executed by an authorized officer of the Borrower (which promissory note shall replace the promissory note dated
April 30, 1996 made by the Borrower in favor of the Bank in the maximum principal amount of $50,000,000). On the Amendment Effective Date the Credit Agreement shall be automatically amended as set forth herein. On and after the Amendment Effective Date, the rights and obligations of the Borrower and the Bank with respect to the period prior to the Amendment Effective Date shall continue to be governed by the provisions of the Credit Agreement.

       Section 7.   Integration; Confirmation.  On and after the amended
                    -------------------------
Effective Date, each reference in the Credit Agreement to "this Agreement," "herein," "hereunder" or words of similar import, and each reference in any note or other document delivered in connection with the Credit Agreement to the "Credit Agreement," shall be deemed to be a reference to the Credit Agreement as amended by this Amendment, and the Credit Agreement as so amended shall be read as a single, integrated document. Except as amended by this Amendment, all other terms and provisions of the Credit Agreement shall continue in full force and effect and unchanged and are hereby confirmed in all respects.

       Section 9.   Counterparts.  This Amendment may be signed in any number of
                    ------------
counterparts, each of which shall be an original, all of which taken together shall constitute a single integrated agreement with the same effect as if the signatures thereto and hereto were upon the same instrument.

       Section 10.   Governing Law.  This Amendment and the Note shall be
                     -------------
deemed to be contracts made under seal and shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia.

                                      F39

       IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first above written.

                                     FEDERAL REALTY INVESTMENT TRUST

                                     By    Ron D. Kaplan
                                           --------------------------------
                                           Ron D. Kaplan
                                           Vice President - Capital Markets

                                     4800 Hampden Lane, Suite 500
                                     Bethesda, Maryland 20814
                                     Attention:  Legal Department


                                     FIRST UNION NATIONAL BANK OF VIRGINIA

                                     By    William A. Richardson
                                           --------------------------------
                                           William A. Richardson
                                           Vice President

                                     1970 Chain Bridge Road
                                     McLean, Virginia 22102-4099

                                      F40

                                THIRD AMENDMENT
                          dated as of August 8, 1996

                                    to the

                               CREDIT AGREEMENT
                        dated as of September 30, 1994

                                    between

                        FEDERAL REALTY INVESTMENT TRUST

                                      and

                     FIRST UNION NATIONAL BANK OF VIRGINIA



                                      F41

                      THIRD AMENDMENT TO CREDIT AGREEMENT

     This THIRD AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is dated as of August 8, 1996 and is between FEDERAL REALTY INVESTMENT TRUST, a District of Columbia unincorporated business trust (the "Borrower"), and FIRST UNION NATIONAL BANK OF VIRGINIA, a national banking association (the "Bank").

                                   RECITALS

     WHEREAS, the Borrower and the Bank are parties to a Credit Agreement dated as of September 30, 1994, as amended by a First amendment to Credit Agreement, dated as of April 30, 1996, and a Second Amendment to Credit Agreement dated as of August 1, 1996, (as so amended, the "Credit Agreement") pursuant to which the Bank has established in favor of the Borrower a $50,000,000 unsecured line of credit; and

     WHEREAS, the Borrower has requested that the Credit Agreement be amended to extend the maturity date of the line of credit from August 1, 2000 to August 1, 2001; and

     WHEREAS, the Bank is willing to amend the Credit Agreement on the terms and conditions set forth herein;

     NOW, THEREFORE, the parties hereto agree as follows:

     Section 1.  Definitions.  Terms used herein and not defined which are
                 -----------
defined in the Credit Agreement shall have for the purposes hereof the respective meanings set forth therein.

     Section 2.  Amendment to Section 1.1 of the Credit Agreement.  Section 1.1
                 ------------------------------------------------
of the Credit Agreement is amended by substituting "August 1, 2001" for "August 1, 2000" in clause (i) of the definition of "Termination Date" (which amendment extends the maturity date of the Line of Credit Commitment from August 1, 2000 to August 1, 2001).

     Section 3.  Amendment to Section 2.13 of the Credit Agreement.  Section
                 -------------------------------------------------
2.13 of the Credit Agreement is amended by substituting "August 1, 1999" for "August 1, 1998" in the sixth line of such section (which amendment extends the date on or before which the borrower is prohibited from reducing or terminating the Line of Credit Commitment from August 1, 1998 to August 1, 1999).

     Section 4.  Representations and Warranties.  The Borrower represents and
                 ------------------------------
warrants to the Bank that (i) the execution, delivery and performance by the Borrower of this Amendment have been duly authorized by all necessary corporate action, (ii) this Amendment constitutes the valid, binding and enforceable obligation of the Borrower (subject, as to enforceability, to the exceptions set forth in Section 5.3 of the Credit Agreement), (iii) the Borrower has no defense, right of set-off or counterclaim of any nature in connection with its obligations under the Credit Agreement, (iv) the representations and warranties of the

                                      F42

Borrower set forth in the Credit Agreement are true and correct as of the date of this Amendment as if made as of the date of this Amendment (unless such representations and warranties specifically relate to an earlier date and except to the extent that the Borrower has notified the Bank in writing to the contrary and such notice has been accepted by the Bank) and (v) no Default has occurred and is continuing.

     Section 5.  Costs and Expenses. The Borrower agrees to pay all costs and
                 ------------------
expenses incurred by the Bank in connection with the preparation, execution and delivery of this Amendment and any note, document or instrument delivered in connection herewith, including the reasonable fees and expenses of counsel for the Bank.

     Section 6.  Effectiveness. This Amendment shall become effective as of the
                 -------------
date (the "Amendment Effective Date") on which the Bank shall have received (i) a copy of this Amendment duly executed by an authorized officer of the Borrower and (ii) the original of a promissory note substantially in the form of Exhibit a hereto (the "Note") executed by an authorized officer of the Borrower (which promissory note shall replace the promissory note date August 1, 1996 made by the Borrower in favor of the Bank in the maximum principal amount of $50,000,000). On the Amendment Effective Date the Credit Agreement shall be automatically amended as set forth herein. On and after the Amendment Effective Date, the rights and obligations of the Borrower and the Bank with respect to the period prior to the Amendment Effective Date shall continue to be governed by the provisions of the Credit Agreement.

     Section 7.  Integration; Confirmation. On and after the amended Effective
                 -------------------------
Date, each reference in the Credit Agreement to "this Agreement," "herein," "hereunder" or words of similar import, and each reference in any note or other document delivered in connection with the Credit Agreement to the "Credit Agreement," shall be deemed to be a reference to the Credit Agreement as amended by this Amendment, and the Credit Agreement as so amended shall be read as a single, integrated document. Except as amended by this Amendment, all other terms sand provisions of the Credit Agreement shall continue in full force and effect and unchanged and are hereby confirmed in all respects.

     Section 9. Counterparts. This Amendment may be signed in any number of
                ------------
counterparts, each of which shall be an original, all of which taken together shall constitute a single integrated agreement with the same effect as if the signatures thereto and hereto were upon the same instrument.

     Section 10.  Governing Law. This Amendment and the Note shall be deemed to
                  -------------
be contracts made under seal and shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia.


                                      F43

        IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first above written.

                                     FEDERAL REALTY INVESTMENT TRUST

                                     By  Ron D. Kaplan
                                         --------------------------------
                                         Ron D. Kaplan
                                         Vice President - Capital Markets

                                     4800 Hampden Lane, Suite 500
                                     Bethesda, Maryland 20814
                                     Attention: Legal Department

                                     FIRST UNION NATIONAL BANK OF VIRGINIA

                                     By  William A. Richardson
                                         --------------------------------
                                         William A. Richardson
                                         Vice President

                                     1970 Chain Bridge Road
                                     McLean, Virginia 22102-4099


                                      F44

                 THIRD AMENDMENT TO REVOLVING CREDIT AGREEMENT
                 ---------------------------------------------


     This Third Amendment to Revolving Credit Agreement ("this Third Amendment"), is made the 1st day of July, 1996, by and between FEDERAL REALTY INVESTMENT TRUST, an unincorporated business trust organized under the laws of the District of Columbia ("Borrower"), having an office at 4800 Hampden Lane, Suite 500, Bethesda, Maryland 20814, and CORESTATES BANK, N.A., a national banking association ("Bank"), having an office at FC1-8-10-67, 10th floor, Widener Building 1339 Chestnut Street, Philadelphia, Pennsylvania 19107.

                                  Background
                                  ----------

     A. Borrower and Bank are parties to a Revolving Credit Agreement dated as of September 1, 1993, as amended by a First Amendment to Revolving Credit Agreement dated January 31, 1994, and a Second Amendment to Revolving Credit Agreement dated September 30, 1994 (as so amended, the "Revolving Credit Agreement"). All capitalized terms used but not specifically defined herein have the meanings defined in the Revolving Credit Agreement.

     B. Borrower has requested Bank to modify the rate of interest payable on Loans and to extend the commitment Termination Date.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and intending to be legally bound hereby, Borrower and Bank agree as follows:

                                      F45

     1. Henceforth, the Commitment Termination Date shall be the date that is five (5) years after the date of this Third Amendment.

     2. Henceforth, the term "LIBOR Spread" shall mean three quarters of one percent per annum (that is, 75 "basis points").

     3. Section 5.07(d) of the Revolving Credit Agreement is hereby deleted and the following is inserted in its place:
         "(d) Recourse Mortgage Debt in accordance with Section 5.04 (a)".

     4.  Henceforth, the term "Core Region" shall include Chicago, Illinois.

     5. Section 6.15 of the Revolving Credit Agreement is hereby deleted and the following is inserted in its place:

     "Assets.  At least fifty percent (50%) of the assets of the Borrower, on a
      ------
Consolidated basis, shall at all times consist of retail properties and/or residential apartment buildings."

     6. Except as specifically modified hereby, the Revolving Credit Agreement remains in full force and effect, in accordance with its terms. Borrower hereby ratifies and confirms all of Borrower's obligations to Bank under the Revolving Credit Agreement and represents to, and agrees with, Bank that Borrower has no defense, set-off or counterclaim to or against any of Borrower's obligations under the Revolving Credit Agreement.

     IN WITNESS WHEREOF, Borrower and Bank have executed this Third Amendment as of the day and year first above written.


                                      F46

                                   FEDERAL REALTY INVESTMENT TRUST

Rebecca Dawes                      By:  Ron D. Kaplan
--------------------                    --------------------------------
Witness                                 Ron D. Kaplan, Vice President
                                        - Capital Markets


                                   CORESTATES BANK, N.A.

                                   By:  Glenn W. Gallagher
                                        --------------------------------
                                        Glenn W. Gallagher,
                                        Vice President



                                      F47

                 THIRD AMENDMENT TO REVOLVING CREDIT AGREEMENT


     This THIRD AMENDMENT TO REVOLVING CREDIT AGREEMENT (the "Third Amendment") is entered into as of the 7th day of August, 1996, by and between FEDERAL REALTY INVESTMENT TRUST, a District of Columbia unincorporated business trust (the "Borrower"), and SIGNET BANK, a Virginia Corporation, a successor by merger dated October 31, 1995 to Signet Bank/Maryland.

                                    PREFACE

     Reference is made to the Revolving Credit Agreement dated as of June 22, 1993 between the Borrower and the Bank, as amended by the First Amendment to Revolving Credit Agreement dated as of September 30, 1994 (as amended, the "Credit Agreement"), and as further amended by the Second Amendment to Revolving Credit Agreement dated as of October 23, 1995 (as amended the "Credit Amendment"). Except as otherwise provided, capitalized terms used herein and not defined herein shall have the meanings set forth in the Credit Agreement.

     The Borrower has requested that the Credit Agreement be amended as hereinafter provided to extend the Termination Date and to modify certain other terms contained in the Credit Agreement. The Bank is willing to agree to such requests, subject to the terms and conditions contained herein.

     NOW THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. Amendments to the Credit Agreement. The Credit Agreement is hereby amended as follows:

          (a) Section 2.1 (a) of the Credit Agreement is amended by deleting the number "$30,000,000" in the fifth line and inserting in lieu thereof the number "25,000,000".

          (b) Section 2.1 (b) of the Credit Agreement is hereby amended by deleting the date "July 1, 1998" in the first line of such subsection and inserting in lieu thereof the date "July 1, 2001".

          (c)  Section 2.3 (a) (vi) is amended by deleting the existing Section
               2.3 (a) (vi) and inserting in lieu thereof the following:

               "The Applicable Margin means the applicable margin set forth in the table below used in calculating the interest rate applicable to Prime

                                      F48

               Rate Loans and Euro-Dollar Loans which shall vary from time to time in accordance with the borrower's long-term unsecured debt ratings. The Applicable Margin to be used in calculating the interest rate applicable to different Loans shall vary from time to time in accordance with Borrower's then applicable (x) Moody's debt rating and (y) S&P debt rating as the case may be. The applicable debt ratings and the Applicable Margin are set forth in the following table:

                                      Euro-Dollar Loans          Prime Rate Loans
S&P Rating      Moody's Rating        Applicable Margin         Applicable Margin
----------      --------------        -----------------         -----------------

A or higher     A2 or higher                 .45%                      0%

BBB to A-       Baa2 to A3                   .75%                      0%

BBB-            Baa3                        1.50%                      0%


               S&P means Standard & Poor's Ratings Group and its successors and Moody's means Moody's Investors Service, Inc. and its successors. In the event the Borrower receives ratings from S&P and Moody's that are not equivalent, the most recent rating in which S&P and Moody's had equivalent ratings will be used to determine the applicable margin.

          (d) Section 3.1 (b) of the Credit Agreement is amended by deleting the existing Section 3.1 (b) and inserting in lieu thereof the following:

               "For the period from the date hereof to but not including the Termination Date, the Borrower shall pay to the Bank a fee at a rate in accordance with Borrower's then applicable (x) Moody's debt rating, and (y) S&P debt rating as the case may be, on the average unused portion of the Commitment, such fee shall be payable in arrears on the first day of January, April, July, and October of each year, and on the Termination Date. The applicable rating and annual fee are set forth in the table below:

                                                                Annual
          S&P Rating           Moody's Rating                     Fee
          ----------           --------------                   ------

          A or higher          A2 or higher                     .125%
          BBB to A-            Baa2 to A3                       .125%
          BBB- or lower        Baa3 to lower                     .25%

               In the event the Borrower receives ratings from S&P and Moody's that

                                      F49
               are not equivalent, the most recent rating in which S&P and Moody's had equivalent ratings will be used to determine the Annual Fee.

          (e)  Section 3 of the Credit Agreement is amended by adding a new section 3.6 to read as follows:

               "3.6 Reduction of Commitment. The Borrower shall have the right at any time from time to time upon five (5) Business Days prior written notice to the Bank to reduce by $1,000,000 or an integral multiple of $1,000,000 in excess thereof or terminate entirely the unborrowed portion of the then Commitment. Upon the effective date of any such reduction or termination, the Borrower shall pay to the Bank the full amount of any fees then accrued on the reduction. No reduction or termination of the Commitment may be reinstated."

          (f) Section 7.15 (a) of the Credit Agreement (as amended by Section 1(j) of the First Amendment) is amended by deleting the phrase "retail shopping centers" in the tenth line and inserting in lieu thereof the phrase "retail properties".

          (g) Section 7.15 (b) of the Credit Agreement is amended by deleting the number "5%" in the seventh line and inserting in lieu thereof the number "10%".

          2. Representations and Warranties. The Borrower and the undersigned hereby certify that (i) each of the representations and warranties made in or in connection with the Credit Agreement and this Third Amendment are true and correct (except to the extent the Borrower has previously notified the Bank to the contrary) as of the date hereof; (ii) no Default or Event of Default has occurred and is continuing or will occur as a result of this Third Amendment or the transactions contemplated hereby; and (iii) the execution and delivery of this Third Amendment and the performance of the Borrower's obligations under the Credit Agreement, as amended hereby, have been approved by all necessary action of the Borrower and the officer executing this Third Amendment has been duly authorized to execute and deliver this Third Amendment on behalf of the Borrower.

          3. Conditions to Amendment. The effectiveness of the agreement of the Bank to this Third Amendment is subject to the satisfaction of the following conditions precedent:

               a. The Bank shall have received the following, all of which must be in a form and substance satisfactory tot he Bank and in its sole discretion:

               (i) this Third Amendment, duly executed by the Borrower and the Bank;

                                      F50

               (ii) a Third Amended Revolving Credit Note, in the form Attached hereof as Exhibit A (the "Third Amended Revolving Credit Note"), duly executed by the Borrower;

               (iii)written confirmation from the Borrower that it has executed agreements with First Union National Bank of Virginia ("First Union"), Corestates Bank, N.A. ("Corestates"), and Mellon Bank, N.A. ("Mellon") which amend their respective credit agreements for a term and rate similar to that of the Bank.

               b. All representations and warranties made in or in connection with the Credit Agreement and this Third Amendment shall be true, correct and complete (except to the extent the Borrower has previously notified the Bank to the contrary) on and as of the date hereof.

               c. No Default or Event of Default under the Credit Agreement shall have occurred and be continuing or will occur as a result of this Third Amendment or the transactions contemplated hereby.

          4. No Claims or Defenses. The Borrower acknowledges and agrees that its obligations under the Credit Agreement, as amended hereby, are its valid obligations and, as of the date hereof, there are no claims, setoffs or defenses to the payment or performance by the Borrower of such obligations, and that the Bank may enforce the payment and performance of such obligations as set forth in the Credit Agreement, as amended hereby, and the Third Amended Revolving Credit Note.

          5. Counterpart Execution. This Third Amendment may be executed in any number of counterparts, and by the different parties on different counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts taken together shall constitute one and the same instrument. In making proof of this agreement it shall only be necessary to account for and produce one such counterpart.

          6. Entire Agreement. From and after the effectiveness of this Third Amendment, the Credit Agreement (as amended hereby) and the Third Amended Revolving Credit Note constitute the entire understanding of the parties with respect to the subject matter thereof and any prior agreements, whether written or oral, or contemporaneous oral agreements, with respect there to are superseded hereby.

          7. Governing Law. The Credit Agreement, this Third Amendment and the Third Amended Revolving Credit Note, and the rights and duties of the parties hereto and thereto, including matters of construction, validity and performance, shall be governed and determined in accordance with the laws of the state of Maryland without giving effect to the choice of laws thereof.

                                      F51

          9. References to the Credit Agreement and the Note. Except as herein specifically amended the Credit Agreement shall remain in full force and effect in accordance with its terms. From and after the effectiveness hereof, whenever reference is made in any agreement (including without limitation the Credit Agreement), note, certificate, noticed document, letter or conversation to the Credit Agreement or to the Note, such reference shall, without more, be deemed to refer to the Credit Agreement, as amended hereby, or to the Third Amended Revolving Credit Note, as applicable.

          IN WITNESS WHEREOF of the parties hereto have executed this Third Amendment as of the date first written above.


                         FEDERAL REALTY INVESTMENT TRUST

                         By:   Ron Kaplan
                               -------------------------------
                         Name: Ron Kaplan
                               -------------------------------
                         Title:Vice President
                               -------------------------------



                         SIGNET BANK, a Virginia corporation, a successor by merger dated October 31, 1995 to Signet Bank/Maryland

                         By:   John A. Schissel
                               -------------------------------
                         Name: John A. Schissel
                               -------------------------------
                         Title:Vice President
                               -------------------------------

Attachments

Exhibit A -- Form of Amended Revolving Credit Note

                                      F52

                      FOURTH AMENDMENT TO CREDIT AGREEMENT
                      ------------------------------------

     THIS FOURTH AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is made this 9th day of August, 1996 by and between FEDERAL REALTY INVESTMENT TRUST, a District of Columbia unincorporated business trust (the "Borrower"), and MELLON BANK, N.A., a national banking association (the "Bank").

                                   Background
                                   ----------

     A. Reference is made to the Credit Agreement dated as of February 11, 1994 by and between the Borrower and the Bank, as amended by a First Amendment to Credit Agreement dated as of September 30, 1994, a Second Amendment to Credit Agreement dated as of March 17, 1995 and a Third amendment to Credit Agreement dated as of June 8, 1995 (collectively, the "Original Agreement") pursuant to which the Bank extended to the Borrower a revolving credit facility in the maximum amount of $20,000,000. Capitalized terms used herein and not otherwise defined herein shall have the meaning provided in the Original Agreement.

     B. The Borrower has requested that the Bank increase the maximum amount of the revolving credit facility from $20,000,000 to $30,000,000, extend the termination date from April 30, 1998 to July 1, 2001 and make certain other changes as set forth herein.

     C. Bank has agreed to make such changes subject to the conditions set forth herein.

     NOW, THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt and

                                      F53
sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

     1.   The Original Agreement is hereby amended as follows:

          a. The definition of "Available Amount" appearing in Section 1.1 of the Original Agreement is hereby deleted in its entirety and substituted with the following:

               "'Available Amount' means, as of any date, $30,000,000 minus the aggregate unpaid principal amount of Advances outstanding on such date."

          b. The definition of "Termination Date" appearing in Section 1.1 of the Original Agreement is hereby deleted in its entirety and substituted with the following:

               "'Termination Date' means the latter of (i) July 1, 2001 or (ii) the date to which the Line of Credit Period has been extended pursuant to Section 2.10."

          c. Section 2.4(b) of the Original Agreement is hereby deleted in its entirety and substituted with the following:

               "If the Borrower elects that an Advance shall bear interest at the Euro-Dollar-Based Rate, such Advance shall bear interest on the outstanding principal amount thereof, for each day during the applicable Interest Period, at a rate per annum equal to the sum of .75% plus the applicable Adjusted London Interbank Offered Rate. All such interest shall be payable on the first day of each month."

          d. Section 2.10 is hereby deleted in its entirety and substituted with the following:

                    "The Bank shall review the Line of Credit Commitment on or before July 1, each year, commencing July 1, 1997 and may, in its

                                      F54
               sole and absolute discretion, extend the Line of Credit Period from time to time for an additional one year period. If the Bank wishes to so extend the Line of Credit Period, it must send written notice thereof to Borrower on or before July 1 of each year commencing July 1, 1997. The Bank shall have the unconditional right not to extend the Line of Credit Period, notwithstanding that no Event of Default exists. In the event that Bank fails to send the extension notice described in this Section, the Bank shall be deemed to have not extended the Line of Credit Period."

          e. Section 5.2 of the Original Agreement is hereby deleted in its entirety and hereby substituted with the following:

               "Minimum Shareholders' Equity.  The Borrower will not permit
                ----------------------------
               Shareholders' Equity to be less than $300,000,000 as of the last day of any calendar quarter."

          f. Section 5.4 of the Original Agreement is hereby deleted in its entirety and substituted with the following:

               "Minimum Funds from Operations.  The Borrower will not permit
                -----------------------------
               Funds From Operations to be less than the greater of (i) in any fiscal year, 90% of the Funds From Operations for the immediately prior fiscal year and (ii) $30,000,000 in the aggregate for any period of four consecutive calendar quarters."

          g. Section 5.5 of the Original Agreement is hereby deleted in its entirety and substituted with the following:

               "Limitation on Dividends.  The Borrower will not during any four
                -----------------------
               consecutive calendar quarters pay dividends which exceed an amount equal to the sum of (i) 100% of the Funds From Operations for such four quarter period and (ii) $5,000,000. The foregoing covenant w\shall be determined on a quarterly basis."

                                      F55

               h. The form of Note attached as Exhibit A to the Original Agreement, as amended and restated, is hereby amended and restated to read in its entirety as set forth in the Amended and Restated Note attached as Exhibit A
                                                                       ---------
of this Amendment (the "Amended and Restated Note").

          2. From and after the date hereof, all references in the Original Agreement to the Note shall be to the Amended and Restated Note in the form attached hereto as Exhibit A and executed in connection with this Amendment, so
                   ---------
as to extend the provisions of the Original Agreement, as modified by this Amendment, to the Amended and Restated Note.

          3.   The Borrower hereby certifies that, as of the date hereof:

               a. Except as previously disclosed by the Borrower in writing to Bank, each of the representations and warranties contained in the Original Agreement, as modified by this Amendment are true and correct;

               b. Except as previously disclosed by the Borrower in wiring to Bank, the Borrower is in compliance with all of the terms, covenants and conditions contained in the Original Agreement, as provided by this Amendment, including, without limitation, all of the financial covenants; and

               c. There exists no Default or Event of Default under the Original Agreement.

          4. All of the terms, conditions, provisions and covenants in the Original Agreement, the Note or any documents executed in connection with any of the foregoing shall remain unaltered and in full force and effect except as modified by this Amendment.

          5. This Amendment shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

                                      F56

          6. Each and every one of the terms and provisions of this Amendment shall be binding upon and shall inure to the benefit of the Borrower, the Bank and their respective successors and assigns.

          7. This Amendment may be executed in one or more counterparts, each of which shall be deemed to be an original as against any party whose signature appears thereon, and all of which all constitute but one and the same instrument.

          8. Until the Bank receives (a) resolutions from the Borrower, in form reasonably satisfactory to the Bank, authorizing the execution and delivery of this Amendment and the Amended and Restated Note, (b) an opinion of counsel to the Borrower, in form reasonably satisfactory to the Bank, (c) a Secretary's Certificate, (d) a Good Standing Certificate and (e) a Certificate of Incumbency, the provisions of this Amendment increasing the maximum account of the revolving credit facility from $20,000,000 to $30,000,000 shall be of no force or effect.

          IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first above written.

                                   FEDERAL REALTY INVESTMENT TRUST

                                   By:  Ron D. Kaplan
                                        --------------------------------
                                        Ron D. Kaplan
                                        Vice President-Capital Markets


                                   MELLON BANK, N.A.


                                   By:  Frederick A. Felter
                                        --------------------------------
                                        Frederick A. Felter
                                        Vice President

                                      F57

  Exhibit 23

  Consent of Independent Accountants
  ----------------------------------

  We have issued our reports dated February 5, 1997 accompanying the consolidated financial statements and schedules included in the Annual Report of Federal Realty Investment Trust on Form 10K for the year ended December 31, 1996. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Federal Realty Investment Trust on Form S-3 (File No. 33-63687, effective December 4, 1995, which pursuant to Rule 429 of the Securities and Exchange Act of 1934 constitutes a post-effective amendment to Registration Statement No. 33-51029 effective December 13, 1993; File No. 33-63955, effective November 3, 1995; and File No. 33-15264, effective August 4, 1987).


  Grant Thornton LLP
  Washington, D.C.
  February 18, 1997

                                      F58