Form 10-Q
period 1997-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 1997-05-07
CIK 34903

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended:  March 31, 1997
                     --------------------------------------
                           Commission File No. 17533
                           -------------------------


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


                                (301) 998-8100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X  .         No     .
         -----            -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                    Outstanding at May 5, 1997
------------------------------------   --------------------------
Common Shares of Beneficial Interest                   39,037,235


This report contains 20 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                                 March 31, 1997

                                   I N D E X


PART I.    FINANCIAL INFORMATION                                        PAGE NO.

           Accountants' Report                                              4

           Consolidated Balance Sheets                                      5
           March 31, 1997 (unaudited) and
           December 31, 1996 (audited)

           Consolidated Statements of Operations (unaudited)                6
           Three months ended March 31, 1997 and 1996

           Consolidated Statements                                          7
           of Shareholders' Equity (unaudited)
           Three months ended March 31, 1997 and 1996

           Consolidated Statements of Cash Flows (unaudited)                8
           Three months ended March 31, 1997 and 1996


           Notes to Financial Statements                                   9-12

           Management's Discussion and Analysis of                        13-18
           Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                                19

                        FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                                 March 31, 1997



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


               The balance sheet as of December 31, 1996 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 5, 1997. All other financial information presented is unaudited but has been reviewed as of March 31, 1997 and for each of the three month periods ended March 31, 1997 and 1996 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
--------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of March 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is stated fairly, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                              Grant Thornton LLP

Washington, D.C.
May 2, 1997

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS
(see accountants' review report)

                                                                                   March 31,
                                                                                     1997                 December 31,
                                                                                  (unaudited)                1996
                                                                                   ---------              -----------

               ASSETS                                                                        (in thousands)
Investments
  Real estate, at cost                                                           $1,251,867                $1,147,865
  Less accumulated depreciation and amortization                                   (232,487)                 (223,553)
                                                                                 ------------              -------------
                                                                                  1,019,380                   924,312
  Mortgage notes receivable                                                          37,406                    27,913
                                                                                 ------------              -------------
                                                                                  1,056,786                   952,225
Other Assets
  Cash                                                                               11,762                    11,041
  Notes receivable - officers                                                         1,235                     1,183
  Accounts receivable                                                                14,897                    16,111
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                             27,217                    51,374
  Debt issue costs                                                                    3,192                     3,372
                                                                                 ------------              -------------
                                                                                 $1,115,089                $1,035,306
                                                                                 ==========                =============
      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Obligations under capital leases                                                 $126,553                  $130,613
  Mortgages payable                                                                  98,228                    98,576
  Notes payable                                                                      70,832                    66,106
  Accrued expenses                                                                   17,182                    20,405
  Accounts payable                                                                    6,621                     6,783
  Dividends payable                                                                  16,382                    15,072
  Security deposits                                                                   3,626                     3,515
  Prepaid rents                                                                       3,365                     3,801
Senior notes                                                                        215,000                   215,000
5 1/4% Convertible subordinated debentures                                           75,289                    75,289
Investors' interest in consolidated assets                                           13,473                    11,261
Commitments and contingencies                                                         -                         -

Shareholders' equity
  Common shares of beneficial interest, no par
    or stated value, unlimited authorization,
    issued 39,071,542 and 35,948,044 shares,
    respectively                                                                    684,853                   597,917
  Accumulated dividends in excess of Trust net income                              (207,771)                 (200,700)
                                                                                 ------------              -------------
                                                                                    477,082                   397,217

Less 62,386 and 61,328 common shares in treasury - at cost, respectively,
  deferred compensation and subscriptions receivable                                 (8,544)                   (8,332)
                                                                                 ------------              -------------
                                                                                    468,538                   388,885
                                                                                 ------------              -------------
                                                                                 $1,115,089                $1,035,306
                                                                                 ============              =============

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                           (unaudited)

                                                                        Three months ended March 31,
                                                                           1997                   1996
                                                                      --------------          -------------
(In thousands, except per share data)

Revenue
  Rental income                                                             $43,920               $40,747
  Interest                                                                    1,500                   863
  Other income                                                                3,227                 2,162
                                                                      -------------           -----------
                                                                             48,647                43,772

Expenses
  Rental                                                                     10,216                11,793
  Real estate taxes                                                           4,574                 3,924
  Interest                                                                   11,989                11,149
  Administrative                                                              2,101                 1,686
  Depreciation and amortization                                              10,124                 9,332
                                                                      -------------           -----------
                                                                             39,004                37,884
                                                                      -------------           -----------
Operating income before investors' share
  of operations                                                               9,643                 5,888

  Investors' share of operations                                               (332)                  138
                                                                      -------------           -----------

Net Income                                                                   $9,311                $6,026
                                                                      =============           ===========

Weighted Average Number of Common Shares                                     38,033                32,265
                                                                      =============           ===========


Earnings per share
                                                                              $0.24                 $0.19
                                                                      =============           ===========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
                        (unaudited)

                                                                      Three months ended March 31,
                                                        1997                                 1996
                                                    -------------   -------------        -------------   -------------
(In thousands, except per share amounts)               Shares           Amount              Shares           Amount
Common Shares of Beneficial Interest
  Balance, beginning of period                         35,948,044         $597,917          32,221,670        $508,870
  Net proceeds from sale of shares                      3,000,000           83,925
  Exercise of stock options                                64,501            1,360              20,667             410
  Shares issued under dividend reinvestment plan           36,997            1,030              46,481           1,033
  Shares granted under bonus plan                          22,000              621
                                                      -----------      -----------         -----------     -----------
  Balance, end of period                               39,071,542         $684,853          32,288,818        $510,313
                                                      ===========      ===========         ===========     ===========







Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of period                           (480,948)         ($8,332)           (500,095)        ($8,567)
  Amortization of deferred compensation                    30,125              480              30,250             482
  Deferred compensation under bonus plan                  (22,000)            (621)
  Purchase of shares under share purchase plan             13,856              193               1,250              19
  Purchase of treasury shares                                 -                   -             (1,058)            (24)
  Increase in stock option loans                          (12,500)            (264)            (19,000)           (375)
                                                      -----------      -----------         -----------     -----------
  Balance, end of period                                 (471,467)         ($8,544)           (488,653)        ($8,465)
                                                      ===========      ===========         ===========     ===========







Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                           ($200,700)                          ($172,835)
  Net income                                                                 9,311                               6,026
  Dividends declared to shareholders                                       (16,382)                            (13,213)
                                                                       -----------                         -----------
  Balance, end of period                                                 ($207,771)                          ($180,022)
                                                                       ===========                         ===========






The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
         (unaudited)

                                                                      Three months ended March 31,
(In thousands)                                                          1997               1996
                                                                   -----------------   -----------------
OPERATING ACTIVITIES
  Net income                                                                 $9,311              $6,026
  Adjustments to reconcile net income to net cash
    provided by operations
     Depreciation and amortization                                           10,124               9,332
     Rent abatements in lieu of leasehold improvements,
      net of tenant improvements retired                                       (178)               (147)
     Imputed interest and amortization of debt cost                             165                 187
     Amortization of deferred compensation and
      forgiveness of officers' notes                                            172                 124
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                               1,214                (722)
     Increase in prepaid expenses and other
      assets before depreciation and amortization                              (152)             (1,228)
     Decrease in operating accounts payable,
      security deposits and prepaid rent                                       (548)               (686)
     Decrease in accrued expenses                                            (2,900)               (766)
                                                                           -----------         ---------
  Net cash provided by operating activities                                  17,208              12,120

INVESTING ACTIVITIES
  Acquisition of real estate                                                (96,550)             (6,799)
  Capital expenditures                                                       (9,369)            (10,337)
  Application of deposit on real estate                                      23,447                  -
  Net increase in notes receivable                                           (9,545)               (704)
                                                                           -----------         ---------
  Net cash used in investing activities                                     (92,017)            (17,840)

FINANCING ACTIVITIES
  Regular payments on mortgages, capital leases, and
    notes payable                                                              (654)               (718)
  Borrowing of short-term debt, net                                           4,845              16,455
  Dividends paid                                                            (14,403)            (12,546)
  Issuance of shares of beneficial interest                                  85,575                 418
 Increase (decrease) in minority interest                                       167                (158)
                                                                           -----------         ---------
  Net cash provided by financing activities                                  75,530               3,451
                                                                           -----------         ---------

Increase (decrease) in cash                                                     721              (2,269)

Cash at beginning of period                                                  11,041              10,521
                                                                           -----------         ---------
Cash at end of period                                                       $11,762              $8,252
                                                                           =========          ==========


The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                        (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1996 which contain the Trust's accounting policies and other data.

     The Financial Accounting Standards Board has issued SFAS 128, "Earnings Per Share" which will be effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires that public companies present basic and diluted earnings per share, which are computed differently than the currently used primary and fully diluted earnings per share. The most significant difference in the computation for the Trust is the exclusion of the effect of dilutive stock options from the computation of basic earnings per share. Basic earnings per share for the quarters ended March 31, 1997 and 1996 would be $.25 and $.19, respectively. Diluted earnings per share for the quarters ended March 31, 1997 and 1996 would be $.24 and $.19, respectively.

NOTE B - DIVIDENDS PAYABLE

     On February 19, 1997 the Trustees declared a cash dividend of $.42 per share, payable April 15, 1997 to shareholders of record March 25, 1997.

NOTE C - REAL ESTATE

     On January 6, 1997 the Trust purchased the fee interest in Shillington, Troy and Feasterville Shopping Centers for $1.9 million, $5.7 million and $2.2 million, respectively. The Trust also contracted to purchase the fee interest in Lawrence Park Shopping Center in June 1998 for $8.5 million. In connection with the purchase agreement for Lawrence Park, in January 1997 the Trust lent the seller $8.8 million at 8% which is due in June 1998. The Trust had previously held these properties under a capital lease.

     On February 24, 1997 the Trust purchased a 16 acre tract of land underlying part of the Shops at Willow Lawn for $4.6 million in cash.

     The Trust purchased three retail buildings and two shopping centers during the first quarter of 1997. On January 22, 1997 the Trust purchased a 5,000 square foot retail building in Chicago, Illinois for cash of $4.2 million. On March 31, 1997 two partnerships were formed to purchase property in California. One of the partnerships purchased a 15,000 square foot building in Santa Monica, California for $4.0 million and the other purchased a 20,000 square foot building in San Diego, California for $850,000. In accordance with the provisions of the partnership agreements, the Trust contributed 90% of the cost of the buildings to the partnerships with the other 10% being contributed by the minority interests.

     On March 5, 1997 the Trust, through a Limited Liability Company ("the LLC") organized by the Trust, purchased the 320,000 square foot San Jose Town & Country Village Shopping Center in San Jose, California for $42.8 million. The other member of the LLC has a minor interest in the profits. On March 31, 1997 the 159,000 square foot Pike 7 Shopping Center in Tysons Corner, Virginia was purchased for $31.5 million by a partnership formed to own the center. The Trust contributed $30.9 million to the partnership which was used to pay off existing debt on the center. The other partners contributed the shopping center and its existing debt in exchange for partnership units valued at $495,000 which are exchangeable, at the option of the Trust, for cash or 18,074 common shares of the Trust.

NOTE D - NOTES PAYABLE

     The Trust has $135 million of unsecured medium term revolving credit facilities with four banks. The facilities, which bear interest at LIBOR plus 75 basis points, require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At March 31, 1997 there was $64.2 million borrowed under these credit facilities. The maximum drawn during the first quarter of 1997 was $68.9 million. The weighted average interest rate on borrowings for the quarter ended March 31, 1997 was 6.3%.

NOTE E - SHAREHOLDERS' EQUITY

     On February 4, 1997 the Trust sold 3.0 million shares to an institutional investor for $28 per share, netting $83.9 million. During the first three months of 1997, 64,501 shares were issued at prices ranging from $20.50 a share to $24.125 a share from the exercise of stock options. The Trust accepted notes of $264,000 from certain of its officers and employees in connection with the issuance of 12,500 of these shares.

     On January 31, 1997, 22,000 restricted shares were granted to an officer and two employees of the Trust. The shares vest over three years.

     During March 1997, 770,000 options at prices ranging from $26.69 per share to $26.875 per share were granted to certain officers.

NOTE F - INTEREST EXPENSE

     The Trust incurred interest expense totaling $12.4 million during the first quarter of 1997 and $11.4 million during the first quarter of 1996, of which $368,000 and $302,000, respectively, were capitalized. Interest paid was $13.0 million in the first quarter of 1997 and $11.5 million in the first quarter of 1996.

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

     At March 31, 1997 in connection with certain redevelopment projects and tenant improvements, the Trust is contractually obligated on contracts of approximately $7.0 million. At March 31, 1997 the Trust is also obligated under leases with tenants to provide up to an additional $7.5 million for improvements.

NOTE H - COMPONENTS OF RENTAL INCOME

     The components of rental income for the three months ended March 31 are as follows:


                              1997           1996
                                (in thousands)
Retail properties
   Minimum rents            $34,470        $31,334
   Cost reimbursements        7,619          7,471
   Percentage rents           1,210          1,334
Apartments                      621            608
                            -------        -------
                            $43,920        $40,747
                            =======        =======

NOTE I - SUBSEQUENT EVENTS

     On April 17, 1997 a partnership organized in December 1996 exercised its purchase option on a retail building in Santa Monica, California for $6.9 million in cash. In accordance with the provisions of the partnership agreement, the Trust contributed 90% of the cost to the partnership and the minority interests contributed the other 10%. Also, on April 17, 1997 the Trust loaned the minority partners in this partnership $3.9 million. The loan is secured by property in Santa Monica, earns interest at 10% and participates in any profits or appreciation of the property.

      On April 24, 1997 the Trust purchased Terranomics Retail Services, a property management and brokerage company, for approximately $2.0 million, to provide it with leasing and property management services on the west coast.

                        FEDERAL REALTY INVESTMENT TRUST

                                   FORM 10-Q
                                 MARCH 31, 1997


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

     Net cash provided by operating activities increased from $12.1 million during the first quarter of 1996 to $17.2 million during the first quarter of 1997. The $5.1 million increase resulted primarily from the cash effects of a $3.3 million increase in net income, a $792,000 increase in depreciation and amortization, and a $1.0 million decrease in cash used for operating activities such as accounts receivable, accounts payable and accrued expenses. Dividends paid in cash were $14.4 million in 1997 and $12.5 million in 1996.

     During the first quarter of 1997, the Trust spent $96.6 million in cash to acquire real estate assets, $9.4 million to improve its properties and $9.5 million in mortgage notes receivable. On January 6, 1997 the Trust purchased the fee interest in Shillington, Troy and Feasterville Shopping Centers for $1.9 million, $5.7 million and $2.2 million, respectively. In connection with the purchase agreement for Lawrence Park, in January 1997 the Trust lent the seller $8.8 million at 8% which is due in June 1998. The Trust had previously held these properties under capital leases. On February 24, 1997 the Trust purchased a 16 acre tract of land underlying part of the Shops at Willow Lawn for $4.6 million in cash.

     The Trust purchased three retail buildings and two shopping centers during the first quarter of 1997. On January 22, 1997 the Trust purchased a 5,000 square foot retail building in Chicago, Illinois for cash of $4.2 million. On March 31, 1997 two partnerships were formed to purchase property in California. One of the partnerships purchased a 15,000 square foot building in Santa Monica, California for $4.0 million and the other purchased a 20,000 square foot building in San Diego, California for $850,000. In accordance with the provisions of the partnership agreements, the Trust contributed 90% of the cost of these buildings to the partnerships with the other 10% being contributed by the minority interests.

     On March 5, 1997 the Trust, through a Limited Liability Company ("the LLC") organized by the Trust, purchased the 320,000 square foot San Jose Town & Country Village Shopping Center in San Jose, California for $42.8 million. The other member of the LLC has a minor interest in the profits. On March 31, 1997 the 159,000 square foot Pike 7 Shopping Center in Tysons Corner, Virginia was purchased for $31.5 million by a partnership formed to own the center. The Trust contributed $30.9 million to the partnership which was used to pay off existing debt on the center. The other partners contributed the shopping center and its existing debt in exchange for partnership units valued at $495,000 which are exchangeable, at the option of the Trust, for cash or 18,074 common shares of the Trust.

     Improvements to Trust properties during the first quarter of 1997 included $1.5 million for the second phase of the redevelopment of Brick Plaza, $771,000 to begin the redevelopment of Wynnewood Shopping Center, $301,000 on the redevelopment of Troy Shopping Center and $3.2 million of tenant work.

     On April 17, 1997 a partnership organized in December 1996 exercised its purchase option on a retail building in Santa Monica, California for $6.9 million in cash. In accordance with the provisions of the partnership agreement, the Trust contributed 90% of the cost to the partnership and the minority interests contributed the other 10%. Also, on April 17, 1997 the Trust loaned the minority partners in this partnership $3.9 million. The loan is secured by property in Santa Monica, earns interest at 10% and participates in any profits or appreciation of the property.

     On April 24, 1997 the Trust purchased Terranomics Retail Services, a property management and brokerage company for approximately $2.0 million, to provide it with leasing and property management services on the west coast.

     The Trust has $135.0 million of unsecured medium-term revolving credit facilities with four banks. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. At March 31, 1997 the Trust had borrowed $64.2 million under these facilities; the maximum amount borrowed under these facilities during the first quarter of 1997 was $68.9 million. Amounts advanced under these facilities bear interest at LIBOR plus 75 basis points; the weighted average interest rate on borrowings during the quarter was 6.3%.

     On February 4, 1997 the Trust sold 3.0 million shares to an institutional investor for $28 per share, netting $83.9 million.

Proceeds from this offering were used primarily to repay borrowings on the revolving credit facilities.

     The Trust is contractually obligated on contracts of approximately $7.0 million for redevelopment and tenant improvements and is committed under leases for up to an additional $7.5 million in tenant work and general improvements to its properties. In addition to these committed amounts, the Trust has budgeted an additional $19 million for the remainder of 1997 for improvements to its properties. These committed and budgeted improvements include the second phase of the redevelopment and expansion of Brick Plaza, the renovation and retenanting of Troy Shopping Center, the renovation of Feasterville Shopping Center and the completion of the renovation and expansion of a portion of Bethesda Row. These expenditures will be funded with the revolving credit facilities pending their long term financing with either equity or debt.

      The Trust plans additional acquisitions of retail properties, both shopping center and main street retail buildings during the remainder of 1997. In addition, the Trust has identified a limited number of sites in its core markets for the development of new shopping centers.

     The Trust will need additional capital in order to fund these acquisitions, expansions and refinancings. Sources of this funding may be additional debt, additional equity or proceeds from the sale of existing properties. The timing and choice between additional debt or equity financing will depend upon many factors, including the market price for the Trust's shares, interest rates and the ratio of debt to net worth. The Trust believes that it will be able to raise this capital as needed, based on its past success in so doing.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

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

     The reconciliation of net income to funds from operations for the three months ended March 31 is as follows:

                                         1997            1996
                                            (in thousands)
Net income                              $ 9,311         $ 6,026
Plus: depreciation and amortization
       of real estate assets              9,064           8,342
      amortization of initial direct
       costs of leases                      584             593
                                        -------         -------
Funds from operations                   $18,959         $14,961
                                        =======         =======

     Funds from operations increased 27% to $19.0 million in the first quarter of 1997 from $15.0 million in the first quarter of 1996.

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 8% from $40.7 million in the first quarter of 1996 to $43.9 million in the first quarter of 1997. If properties purchased and sold in 1996 and 1997 are excluded, rental income increased 1%.

     Minimum rent increased 10% from $31.9 million in the first quarter of 1996 to $35.1 million in the first quarter of 1997. Excluding properties purchased and sold in 1996 and 1997, minimum rent increased 2.5%.

     Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). Cost reimbursements increased 2% from $7.5 million during the first quarter of 1996 to $7.6 million during the first quarter of 1997. Excluding properties purchased and sold in 1996 and 1997, cost reimbursements decreased from $7.4 million to $7.1 million. Real estate tax recovery on the core portfolio
increased $161,000 as real estate taxes increased,   CAM recovery decreased
$478,000 on the core portfolio as CAM expenses, mainly snow removal decreased.

      Other property income includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income. Other property income increased from $2.2 million during the first quarter of 1996 to $3.2 million during the first quarter of 1997, primarily due to an increase of $1.1 million in lease termination fees.

     Rental expenses have decreased 13% in the first quarter of 1997 from the first quarter of 1996, to $10.2 million from $11.8 million. If centers acquired and sold during 1996 and 1997 are excluded, rental expenses decreased 18%, primarily due to decreased snow removal costs on the east coast in 1997 as compared to 1996.

     Real estate taxes have increased from $3.9 million during the first quarter of 1996 to $4.6 million during the first quarter of 1997; $352,000 of the increase was due to taxes on the 1996 and 1997 acquisitions. Depreciation and amortization in the first quarter of 1997 was 8% greater than in the first quarter of 1996. Excluding the effect from the 1996 and 1997 acquisitions, depreciation and amortization increased 5% due to depreciation on recent tenant work and property improvements.

     Interest expense increased from $11.1 million during the first quarter of 1996 to $12.0 million during the first quarter of 1997, primarily due to interest expense on the $50 million of 7.48% Debentures issued in August 1996. The ratio of earnings to fixed charges was 1.72x for the first quarter of 1997 and 1.47x for the comparable period in 1996. The ratio of funds from operations to fixed charges was 2.48x for the first quarter of 1997 and 2.25x for the first quarter of 1996.

     Administrative expenses have increased from $1.7 million during the first quarter of 1996 to $2.1 million during the first quarter of 1997, primarily due to increased personnel costs as the Trust is expanding and increased state income taxes.

     As a result of the foregoing items, net income increased from $6.0 million during the first quarter of 1996 to $9.3 million during the first quarter of 1997.

     Recently there have been a number of retailer consolidations. These consolidations and a weakening of the retail environment could adversely impact the Trust, by increasing vacancies and by decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace tenants who leave or go bankrupt with stronger tenants. Management believes that due to the quality of the Trust's properties there will be continued demand for its retail space.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
(A) Exhibits
        (27) Financial Data Schedule.......................Edgar filing only

(B) Reports on Form 8-K
    A Form 8-K, dated January 29, 1997, was filed in response to Item 7.(a)
    A Form 8-K, dated February 3, 1997, was filed in response to Item 5.
    A Form 8-K, dated February 24, 1997, was filed in response to Item 7.(c).

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FEDERAL REALTY INVESTMENT TRUST
                                                -------------------------------
                                                                   (Registrant)



Date: May 7, 1997                                Steven J. Guttman
      ----------------                           ------------------------------
                                                 Steven J. Guttman, President
                                                 (Chief Executive Officer)



Date: May 7, 1997                                Cecily A. Ward
      ----------------                           -------------------------------
                                                 Cecily A. Ward
                                                 (Principal Accounting Officer)