Form 10-Q
period 1997-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 1997-07-30
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended:  June 30, 1997
                     -------------------------------------
                           Commission File No. 17533
                           -------------------------


                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)


       District of Columbia                             52-0782497
------------------------------------           ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification No.)


1626 East Jefferson Street, Rockville, Maryland          20852-4041
-----------------------------------------------          ----------
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

     Yes   X  .         No     .
         -----            -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                              Outstanding at July 25, 1997
------------------------------------              ----------------------------
Common Shares of Beneficial Interest                       39,080,605


This report contains 23 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                                 June 30, 1997

                                   I N D E X



PART I.   FINANCIAL INFORMATION                                PAGE NO.

          Accountants' Report                                       4

          Consolidated Balance Sheets                               5
          June 30, 1997 (unaudited) and
          December 31, 1996 (audited)

          Consolidated Statements of Operations (unaudited)         6
          Six months ended June 30, 1997 and 1996

          Consolidated Statements of Operations (unaudited)         7
          Three months ended June 30, 1997 and 1996

          Consolidated Statements                                   8
          of Shareholders' Equity (unaudited)
          Six months ended June 30, 1997 and 1996

          Consolidated Statements of Cash Flows (unaudited)         9
          Six months ended June 30, 1997 and 1996

          Notes to Financial Statements                         10-14

          Management's Discussion and Analysis of               15-22
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                        22

                        FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                                 June 30, 1997



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

               The balance sheet as of December 31, 1996 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 5, 1997. All other financial information presented is unaudited but has been reviewed as of June 30, 1997 and for each of the six month periods ended June 30, 1997 and 1996 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
--------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of June 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the six month periods ended June 30, 1997 and 1996, and the consolidated statements of operations for the three month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Trust's management.

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

                              Grant Thornton LLP

Washington, D.C.
July 29, 1997

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS
(see accountants' review report)

                                                                           June 30,                December 31,
                                                                             1997                     1996
                                                                          (unaudited)
                                                                         -------------             -------------
                                                                                     (in thousands)
                        ASSETS
Investments
  Real estate, at cost                                                     $1,266,649                $1,147,865
  Less accumulated depreciation and amortization                             (233,401)                 (223,553)
                                                                           ----------                ----------
                                                                            1,033,248                   924,312
  Mortgage notes receivable                                                    38,126                    27,913
                                                                           ----------                ----------
                                                                            1,071,374                   952,225
Other Assets
  Cash                                                                         19,496                    11,041
  Notes receivable - officers                                                   1,220                     1,183
  Accounts receivable                                                          16,695                    16,111
  Prepaid expenses and other assets                                            32,642                    51,374
  Debt issue costs                                                              3,220                     3,372
                                                                           ----------                ----------
                                                                           $1,144,647                $1,035,306
                                                                           ==========                ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                           $126,358                  $130,613
  Mortgages payable                                                            97,871                    98,576
  Notes payable                                                                97,396                    66,106
  Accrued expenses                                                             18,083                    20,405
  Accounts payable                                                              6,818                     6,783
  Dividends payable                                                            16,401                    15,072
  Security deposits                                                             3,709                     3,515
  Prepaid rents                                                                 3,336                     3,801
Senior notes                                                                  215,000                   215,000
5 1/4% Convertible subordinated debentures                                     75,289                    75,289
Investors' interest in consolidated assets                                     14,134                    11,261
Commitments and contingencies                                                       -                         -

Shareholders' equity
  Common shares of beneficial interest, no par
    or stated value, unlimited authorization,
    issued 39,111,350 and 35,948,044 shares,
    respectively                                                              685,873                   597,917
  Accumulated dividends in excess of Trust net income                        (207,161)                 (200,700)
                                                                           ----------                ----------
                                                                              478,712                   397,217

Less 62,386 common shares in treasury - at cost,
  deferred compensation and subscriptions receivable                           (8,460)                   (8,332)
                                                                           ----------                ----------
                                                                              470,252                   388,885
                                                                           ----------                ----------
                                                                           $1,144,647                $1,035,306
                                                                           ==========                ==========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                  (unaudited)

                                                                    Six months ended June 30,
                                                                     1997              1996
                                                                  ---------         ---------
(In thousands, except per share data)
Revenue
  Rental income                                                     $90,981           $80,660
  Interest                                                            2,948             1,919
  Other income                                                        5,520             4,763
                                                                    -------           -------
                                                                     99,449            87,342



Expenses
  Rental                                                             21,005            21,717
  Real estate taxes                                                   9,466             7,969
  Interest                                                           23,988            22,288
  Administrative                                                      4,594             3,822
  Depreciation and amortization                                      20,528            18,676
                                                                    -------           -------
                                                                     79,581            74,472
                                                                    -------           -------
Operating income before investors' share
  of operations and gain on sale of real estate                      19,868            12,870

  Investors' share of operations                                       (581)               53
                                                                    -------           -------
Income before gain on sale of real estate                            19,287            12,923

Gain on sale of real estate                                           7,034                 -
                                                                    -------           -------
Net Income                                                          $26,321           $12,923
                                                                    =======           =======

Weighted Average Number of Common Shares                             38,633            32,666
                                                                    =======           =======


Earnings per share
  Income before gain on sale of real estate                           $0.50             $0.40
  Gain on sale of real estate                                          0.18                 -
                                                                    -------           -------
                                                                      $0.68             $0.40
                                                                    =======           =======

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                  (unaudited)


                                                                   Three months ended June 30,
                                                                     1997             1996
                                                                  ---------         ---------
(In thousands, except per share data)
Revenue
  Rental income                                                     $47,061           $39,913
  Interest                                                            1,448             1,056
  Other income                                                        2,293             2,601
                                                                    -------           -------
                                                                     50,802            43,570



Expenses
  Rental                                                             10,789             9,924
  Real estate taxes                                                   4,892             4,045
  Interest                                                           11,999            11,139
  Administrative                                                      2,493             2,136
  Depreciation and amortization                                      10,404             9,344
                                                                    -------           -------
                                                                     40,577            36,588
                                                                    -------           -------
Operating income before investors' share
  of operations and gain on sale of real estate                      10,225             6,982

  Investors' share of operations                                       (249)              (85)
                                                                    -------           -------
Income before gain on sale of real estate                             9,976             6,897

Gain on sale of real estate                                           7,034                 -
                                                                    -------           -------
Net Income                                                          $17,010            $6,897
                                                                    =======           =======

Weighted Average Number of Common Shares                             39,219            33,066
                                                                    =======           =======


Earnings per share
  Income before gain on sale of real estate                           $0.25             $0.21
  Gain on sale of real estate                                          0.18                 -
                                                                    -------           -------
                                                                      $0.43             $0.21
                                                                    =======           =======

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
                   (unaudited)

                                                                       Six months ended June 30,
                                                          1997                                1996
                                                       ----------      ----------          ----------       ----------
(In thousands, except per share amounts)                 Shares           Amount             Shares            Amount

Common Shares of Beneficial Interest
  Balance, beginning of period                         35,948,044        $597,917          32,221,670         $508,870
  Net proceeds from sale of shares                      3,000,000          83,925           1,818,182          $39,327
  Exercise of stock options                                66,468           1,401              26,501              531
  Shares issued under dividend reinvestment plan           74,838           2,009              92,806            2,024
  Shares granted under bonus plan                          22,000             621                   -                -
                                                       ----------      ----------          ----------       ----------
  Balance, end of period                               39,111,350        $685,873          34,159,159         $550,752
                                                       ==========      ==========          ==========       ==========




Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of period                           (480,948)        ($8,332)           (500,095)         ($8,567)
  Amortization of deferred compensation                    30,125             480              30,250              482
  Deferred compensation under bonus plan                  (22,000)           (621)
  Purchase of shares under share purchase plan             16,753             236               1,250               19
  Purchase of treasury shares                                   -               -              (1,058)             (24)
  Increase in stock option loans, net of repayments       (10,500)           (223)            (19,834)            (393)
                                                       ----------      ----------          ----------       ----------
  Balance, end of period                                 (466,570)        ($8,460)           (489,487)         ($8,483)
                                                       ==========      ==========          ==========       ==========





Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                          ($200,700)                           ($172,835)
  Net income                                                               26,321                               12,923
  Dividends declared to shareholders                                      (32,782)                             (27,192)
                                                                        ---------                            ---------
  Balance, end of period                                                ($207,161)                           ($187,104)
                                                                        =========                            =========





The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
         (unaudited)

                                                                                Six months ended June 30,
(In thousands)                                                                  1997                 1996
                                                                              --------             --------
OPERATING ACTIVITIES
  Net income                                                                   $26,321              $12,923
  Adjustments to reconcile net income to net cash
    provided by operations
    Depreciation and amortization                                               20,527               18,676
    Rent abatements in lieu of leasehold improvements,
     net of tenant improvements retired                                           (526)                 216
    Imputed interest and amortization of debt cost                                 326                  368
    Amortization of deferred compensation and
     forgiveness of officers' notes                                                344                  249
    Gain on sale of real estate                                                 (7,034)                   -
  Changes in assets and liabilities
    Increase  in accounts receivable                                              (584)                (608)
    Increase in prepaid expenses and other
      assets before depreciation and amortization                               (3,303)              (1,273)
    Decrease in operating accounts payable,
     security deposits and prepaid rent                                           (666)                (946)
    Decrease  in accrued expenses                                               (2,155)                (778)
                                                                              --------             --------
  Net cash provided by operating activities                                     33,250               28,827

INVESTING ACTIVITIES
  Acquisition of real estate                                                  (103,269)             (19,494)
  Capital expenditures                                                         (23,571)             (19,183)
  Application of deposit on real estate                                         23,447                    -
  Net increase in notes receivable                                             (10,250)              (9,954)
                                                                              --------             --------
  Net cash used in investing activities                                       (113,643)             (48,631)

FINANCING ACTIVITIES
  Regular payments on mortgages, capital leases, and
    notes payable                                                                 (992)              (1,374)
  Balloon payment on note payable                                                   -                (3,000)
  Borrowing of short-term debt, net                                             33,695                5,621
  Dividends paid                                                               (30,149)             (25,099)
  Issuance of shares of beneficial interest                                     86,044               40,180
 Increase (decrease) in minority interest                                          250                 (180)
                                                                              --------             --------
  Net cash  provided by financing activities                                    88,848               16,148
                                                                              --------             --------

Increase (decrease) in cash                                                      8,455               (3,656)

Cash at beginning of period                                                     11,041               10,521
                                                                              --------             --------
Cash at end of period                                                          $19,496               $6,865
                                                                              ========             ========

The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997
                        (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1996 which contain the Trust's accounting policies and other data.

     The Financial Accounting Standards Board has issued SFAS 128, "Earnings Per Share" which will be effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires that public companies present basic and diluted earnings per share, which are computed differently than the currently used primary and fully diluted earnings per share. The most significant difference in the computation for the Trust is the exclusion of the effect of dilutive stock options from the computation of basic earnings per share. Since the effect of dilutive stock options is negligible, basic and diluted earnings per share are equal as follows:

                                 For the six mos.     For the three mos.
                                  ended June 30,        ended June 30,
                                 1997        1996     1997          1996
                                 ----        ----     ----          ----
Income before gain
 on sale of real estate          $.50        $.40     $.26          $.21
Gain on sale of real estate       .18           -      .18             -
                                 ----        ----     ----          ----
Net income                       $.68        $.40     $.44          $.21
                                 ====        ====     ====          ====

NOTE B - DIVIDENDS PAYABLE

     On May 7, 1997 the Trustees declared a cash dividend of $.42 per share, payable July 15, 1997 to shareholders of record June 25, 1997.

NOTE C - REAL ESTATE

     On January 6, 1997 the Trust purchased the fee interest in Shillington, Troy and Feasterville Shopping Centers for $1.9 million, $5.7 million and $2.2 million, respectively. The Trust also contracted to purchase the fee interest in Lawrence Park Shopping Center in June 1998 for $8.5 million. In connection with the purchase agreement for Lawrence Park, in January 1997 the Trust lent the seller $8.8 million at 8% interest which is due in June 1998. The Trust had previously held these properties under capital leases.

     On February 24, 1997 the Trust purchased a 16 acre tract of land underlying part of the Shops at Willow Lawn for $4.6 million in cash. On June 3, 1997 the Trust exercised its purchase option on a parcel of land adjacent to its Bethesda Row property in Bethesda, Maryland for $5.8 million in cash. The land will be used for future development. In connection with the purchase, a $3.6 million mortgage which the Trust had made to the seller was repaid.

     The Trust purchased four retail buildings and two shopping centers during the first half of 1997. On January 22, 1997 the Trust purchased a 5,000 square foot retail building in Chicago, Illinois for cash of $4.2 million. On March 31, 1997 two partnerships were formed to purchase property in California. One of the partnerships purchased a 15,000 square foot building in Santa Monica, California for $4.0 million and the other purchased a 20,000 square foot building in San Diego, California for $850,000. On April 17, 1997 Street Retail West II, a partnership which was organized in December 1996, exercised its purchase option on a retail building in Santa Monica, California. The total cost, including the buyout of the existing tenant, was $7.1 million. In accordance with the provisions of the three partnership agreements, the Trust contributed 90% of the costs to the partnerships with the other 10% being contributed by the minority interests.

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

     On May 13, 1997 the Trust sold Town & Country Shopping Center in Springfield, Illinois for $7.5 million, resulting in a gain of $5.3 million. On May 30, 1997 Shillington Shopping Center in Shillington, Pennsylvania was sold for $4.6 million, resulting in a gain of $1.7 million. The cash from these transactions was deposited with an escrow agent to be used for future acquisitions, in order to structure the sales as tax free exchanges for tax purposes.

NOTE D - MORTGAGE NOTES RECEIVABLE

     On April 17, 1997 the Trust loaned the minority partners in Street Retail West II $3.9 million. The loan is secured by property in Santa Monica, earns interest at 10% and participates in certain revenues and appreciation of the property.


NOTE E - OTHER ASSETS

     On April 24, 1997 the Trust purchased Terranomics Retail Services, a property management and brokerage company, for approximately $2.0 million, to provide it with leasing and property management services on the west coast.


NOTE F - NOTES PAYABLE

     The Trust has $135 million of unsecured medium term revolving credit facilities with four banks. The facilities, which bear interest at LIBOR plus 75 basis points, require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At June 30, 1997 there was $93.1 million borrowed under these credit facilities. The maximum drawn during the first half of 1997 was $93.1 million. The weighted average interest rate on borrowings for the six months ended June 30, 1997 was 6.4%.

     A $2.5 million note issued in connection with a lease at Barracks Road was retired during the first six months of 1997.

NOTE E - SHAREHOLDERS' EQUITY

     On February 4, 1997 the Trust sold 3.0 million shares to an institutional investor for $28 per share, netting $83.9 million. During the first six months of 1997, 66,468 shares were issued at prices ranging from $20.50 a share to $24.125 a share from the exercise of stock options. The Trust accepted notes of $264,000 from certain of its officers and employees in connection with the issuance of 12,500 of these shares and a note for $41,000 was repaid.

     On January 31, 1997, 22,000 restricted shares were granted to an officer and two employees of the Trust. The shares vest over three years.

     During the first six months of 1997, 1.1 million options at prices ranging from $25.75 per share to $27.125 per share were granted to certain officers and employees.

NOTE F - INTEREST EXPENSE

     The Trust incurred interest expense totaling $25.2 million during the first half of 1997 and $22.8 million during the first half of 1996, of which $1.2 million and $465,000, respectively, were capitalized. Interest paid was $24.8 million in the first half of 1997 and $22.6 million in the first half of 1996.

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

     Under the terms of certain partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

     At June 30, 1997 in connection with certain redevelopment projects and tenant improvements, the Trust is contractually obligated on contracts of approximately $7.6 million. At June 30, 1997 the Trust is also obligated under leases with tenants to provide up to an additional $6.5 million for improvements.

NOTE H - COMPONENTS OF RENTAL INCOME

     The components of rental income for the six months ended June 30 are as follows:

                          1997     1996
                        -------- --------
                        (in thousands)
Retail properties
 Minimum rents          $71,226   $63,551
 Cost reimbursements     16,258    13,521
 Percentage rents         2,259     2,366
Apartments                1,238     1,222
                        -------   -------
                        $90,981   $80,660
                        =======   =======

NOTE I - SUBSEQUENT EVENTS

     On July 16, 1997 the Trust purchased a 3,750 square foot parcel of land in Bethesda, Maryland for approximately $800,000. The land was purchased in order to allow future expansion of the Trust's Bethesda Row property.

     On July 29, 1997 the Trust sold $40 million of 6.82% Medium Term Notes. The notes, which pay interest semi-annually on February 1 and August 1, mature on August 1, 2027, but may be redeemed, at par, at the option of the holders on August 1, 2007.

                        FEDERAL REALTY INVESTMENT TRUST

                                   FORM 10-Q
                                 June 30, 1997


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

     Net cash provided by operating activities increased from $28.8 million during the first half of 1996 to $33.3 million during the first half of 1997. The $4.4 million increase resulted primarily from the positive cash effects of a $6.4 million increase in income before gain on sale of real estate and a $1.9 million increase in depreciation and amortization offset by a $3.1 million increase in cash used for operating activities such as accounts receivable, prepaid expenses, accounts payable and accrued expenses. Dividends paid in cash were $30.1 million in 1997 and $25.1 million in 1996.

     During the first half of 1997, the Trust invested $103.3 million of cash to acquire real estate assets, $23.6 million to improve its properties and $13.7 million in mortgage notes receivable. On January 6, 1997 the Trust purchased the fee interest in Shillington, Troy and Feasterville Shopping Centers for $1.9 million, $5.7 million and $2.2 million, respectively. The Trust also contracted to purchase the fee interest in Lawrence Park Shopping Center in June 1998 for $8.5 million. In connection with the purchase agreement for Lawrence Park, in January 1997 the Trust lent the seller $8.8 million at 8% interest which is due in June 1998. The Trust had previously held these properties under capital leases. On February 24, 1997 the Trust purchased a 16 acre tract of land underlying part of the Shops at Willow Lawn for $4.6 million in cash. On June 3, 1997 the Trust exercised its purchase option on a parcel of land adjacent to its Bethesda Row property in Bethesda, Maryland for $5.8 million in cash. The land will be used for future development. In connection with the purchase, a $3.6 million mortgage which the Trust had made to the seller was repaid.

     The Trust purchased four retail buildings and two shopping centers during the first half of 1997. On January 22, 1997 the Trust purchased a 5,000 square foot retail building in Chicago, Illinois for cash of $4.2 million. On March 31, 1997 two partnerships were formed to purchase property in California. One of the partnerships purchased a 15,000 square foot building in Santa Monica, California for $4.0 million and the other purchased a 20,000 square foot building in San Diego, California for $850,000. On April 17, 1997, Street Retail West II, a partnership which was organized in December 1996, exercised its purchase option on a retail building in Santa Monica, California. The total cost, including the buyout of the existing tenant, was $7.1 million. In accordance with the provisions of the partnership agreements, the Trust contributed 90% of the cost of these buildings to the partnerships with the other 10% being contributed by the minority interests. Also, on April 17, 1997 the Trust loaned the minority partners in Street Retail West II $3.9 million. The loan is secured by property in Santa Monica, earns interest at 10% and participates in certain revenues and appreciation of the property.

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

     On May 13, 1997 the Trust sold Town & Country Shopping Center in Springfield, Illinois for $7.5 million, resulting in a gain of $5.3 million. On May 30, 1997 Shillington Shopping Center in Shillington, Pennsylvania was sold for $4.6 million, resulting in a gain of $1.7 million. The cash from these transactions was deposited with an escrow agent to be used for future acquisitions, in order to structure the sales as tax free exchanges for tax purposes.

     Improvements to Trust properties during the first half of 1997 included $4.3 million for the second phase of the redevelopment of Brick Plaza, $2.7 million to begin the redevelopment of Wynnewood Shopping Center, $3.2 on the redevelopment of Troy Shopping Center and $6.5 million of tenant work.

     On April 24, 1997 the Trust purchased Terranomics Retail Services, a property management and brokerage company for approximately $2.0 million, to provide it with leasing and property management services on the west coast.

     On July 16, 1997 the Trust purchased a 3,750 square foot parcel of land in Bethesda, Maryland for approximately $800,000. The land was purchased in order to allow future expansion of the Trust's Bethesda Row property.

     The Trust has $135.0 million of unsecured medium-term revolving credit facilities with four banks. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. At June 30, 1997 the Trust had borrowed $93.1 million under these facilities, the maximum amount borrowed under these facilities in 1997. Amounts advanced under these facilities bear interest at LIBOR plus 75 basis points; the weighted average interest rate on borrowings during the first half of 1997 was 6.4%.

     On February 4, 1997 the Trust sold 3.0 million shares to an institutional investor for $28 per share, netting $83.9 million. Proceeds from this offering were used primarily to repay borrowings on the revolving credit facilities.

     On July 29, 1997 The Trust sold $49 million of 6.82% Medium Term Notes. The notes, which pay interest semi-annually on February 1 and August 1, mature on August 1, 2027, but may be redeemed, at par, at the option of the holders on August 1, 2007. Proceeds will be used to repay borrowings on the revolving credit facilities.

     The Trust is contractually obligated on contracts of approximately $7.6 million for redevelopment and tenant improvements and is committed under leases for up to an additional $6.5 million in tenant work and general improvements to its properties. In addition to these committed amounts, the Trust has budgeted an additional $6 million for the remainder of 1997 for improvements to its properties. These committed and budgeted improvements include the completion of the second phase of the redevelopment and expansion of Brick Plaza, the completion of the renovation and retenanting of Troy Shopping Center, and the continuation of the renovation and retenanting of Wynnewood Shopping Center. These expenditures will be funded with the revolving credit facilities pending their long term financing with either equity or debt.

      The Trust plans additional acquisitions of retail properties, both shopping center and main street retail buildings, during the remainder of 1997. In addition, the Trust has identified a limited number of sites in its core markets for the development of new shopping centers.

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

     Under the terms of certain partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

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

     The reconciliation of net income to funds from operations for the six months ended June 30 is as follows:

                                         1997       1996
                                       --------   --------

                                        (in thousands)
Net income                              $26,321    $12,923
Plus: depreciation and amortization
       of real estate assets             18,418     16,697
      amortization of initial direct
       costs of leases                    1,148      1,185
Less: gain on sale of real estate        (7,034)         -
                                        -------    -------
Funds from operations                   $38,853    $30,805
                                        =======    =======

     Funds from operations increased 26% to $38.9 million in the first half of 1997 from $30.8 million in the first half of 1996.

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 13% from $80.7 million in the first half of 1996 to $91.0 million in the first half of 1997. If properties purchased and sold in 1996 and 1997 are excluded, rental income increased 4%.

     Minimum rent increased 12% from $64.8 million in the first half of 1996 to $72.5 million in the first half of 1997. Excluding properties purchased and sold in 1996 and 1997, minimum rent increased 3%.

     Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). Cost reimbursements increased 20% from $13.5 million during the first half of 1996 to $16.3 million during the first half of 1997. Excluding properties purchased and sold in 1996 and 1997, cost reimbursements increased from $13.2 million to $14.7 million. Real estate tax recovery on the core portfolio
increased $448,000 as real estate taxes increased.   CAM recovery increased $1.1
million on the core portfolio, reflecting the increased recovery of CAM in 1997 from properties under redevelopment in 1996 such as Congressional Plaza, Brick Plaza and Bethesda Row as well as the decrease in CAM billing adjustments from 1996 to 1997. In 1996 snow removal costs were so high that the Trust granted concessions to tenants at certain centers.

     Other property income includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income. Other property income increased from $4.8 million during the first half of 1996 to $5.5 million during the first half of 1997, primarily due to an increase in lease termination fees.

     Interest income increased from $1.9 million in the first half of 1996 to $2.9 million in the first half of 1997 primarily because of interest on notes receivable issued in 1996 and 1997.

     Rental expenses have decreased 3% in the first half of 1997 from the first half of 1996, to $21.0 million from $21.7 million. If centers acquired and sold during 1996 and 1997 are excluded, rental expenses decreased 10%, primarily due to decreased snow removal costs on the east coast in 1997 as compared to 1996.

     Real estate taxes have increased from $8.0 million during the first half of 1996 to $9.5 million during the first half of 1997, primarily due to taxes on the 1996 and 1997 acquisitions. Depreciation and amortization in the first half of 1997 was 10% greater than in the first half of 1996. Excluding the effect from the 1996 and 1997 acquisitions, depreciation and amortization increased 5% due to depreciation on recent tenant work and property improvements.

     Interest expense increased from $22.3 million during the first half of 1996 to $24.0 million during the first half of 1997, primarily due to interest expense on the $50 million of 7.48% Debentures issued in August 1996. The ratio of earnings to fixed charges was 1.71x for the first half of 1997 and 1.53x for the comparable period in 1996. The ratio of funds from operations to fixed charges was 2.47x for the first half of 1997 and 2.30x for the first half of 1996.

     Administrative expenses have increased from $3.8 million during the first half of 1996 to $4.6 million during the first half of 1997, primarily due to increased personnel costs as the Trust is expanding and increased state income taxes.

     In May 1997 the Trust sold Town & Country Shopping Center in Springfield, Illinois for $7.5 million, resulting in a gain of $5.3 million and Shillington Shopping Center in Shillington, Pennsylvania for $4.6 million, resulting in a gain of $1.7 million.

     As a result of the foregoing items, net income increased from $12.9 million during the first half of 1996 to $26.3 million during the first half of 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Funds from operations increased 26% from $15.8 million in the second quarter of 1996 to $19.9 million in the second quarter of 1997.

     Rental income of $47.1 million in the second quarter of 1997 was 18% higher than the $39.9 million in the second quarter of 1996. If properties purchased and sold in 1996 and 1997 are excluded, rental income increased 7% to $41.7 million from $38.8 million.

     Minimum rent, a component of rental income, increased 14% from $32.8 million in the second quarter of 1996 to $37.4 million in the second quarter of 1997. Excluding properties purchased and sold in 1996 and 1997, minimum rent increased 3.5%.

     Cost recoveries, another component of rental income, increased from $6.1 million in the second quarter of 1996 to $8.6 million in the second quarter of 1997. Excluding properties purchased and sold in 1996 and 1997, cost recoveries increased from $5.9 million in the second quarter of 1996 to $7.7 million in the second quarter of 1997. Real estate tax recovery on the core portfolio increased $283,000 as real estate taxes increased. CAM recovery increased $1.6 million from the second quarter of 1996 to the second quarter of 1997, reflecting the increased recovery of CAM in 1997 from properties under redevelopment in 1996 such as Congressional Plaza, Brick Plaza and Bethesda Row as well as the decrease in CAM billing adjustments from 1996 to 1997. In 1996 snow removal costs were so high that the Trust granted concessions to tenants at certain centers.

     Rental expenses have increased 9% from $9.9 million in the second quarter of 1996 to $10.8 million in the second quarter of 1997. Excluding properties purchased and sold in 1996 and 1997, rental expenses rose 1%. Real estate taxes increased due to the 1996 and 1997 acquisitions and due to increased assessments at several centers. Depreciation and amortization expense increased 11% from the second quarter of 1996 to the second quarter of 1997. Approximately 50% of the increase is attributable to properties purchased in 1996 and 1997 with the balance of the increase being attributable to recent renovations and additions.

     Interest expense increased from $11.1 million in the second quarter of 1996 to $12.0 million in the second quarter of 1997, primarily due to interest expense on the $50 million of 7.48% Debentures issued in August 1996 and to increased usage of the lines of credit, partially offset by an increase in interest capitalized on development projects.

      Administrative expenses have increased from $2.1 million in the second quarter of 1996 to $2.5 million in the second quarter of 1997 due to increased personnel costs as the Trust is expanding.

     In May 1997 the Trust sold Town & Country Shopping Center in Springfield, Illinois for $7.5 million, resulting in a gain of $5.3 million and Shillington Shopping Center in Shillington, Pennsylvania for $4.6 million, resulting in a gain of $1.7 million.

     As a result of the foregoing items, net income increased from $6.9 million during the second quarter of 1996 to $17.0 million during the second quarter of 1997.

     During the past few years, there have been a number of retailer consolidations. These consolidations and a weakening of the retail environment could adversely impact the Trust, by increasing vacancies and by decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace tenants who leave or go bankrupt with stronger tenants. Management believes that due to the quality of the Trust's properties there will be continued demand for its retail space.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

     At the 1997 Annual Meeting of Shareholders on May 7, 1997 the Shareholders elected three trustees to serve for the ensuing three years and the Shareholders approved the Amended and Restated 1993 Long-Term Incentive Plan ("Amended Plan"). Holders of 34.0 million shares voted for each of the three trustees. Holders of approximately 100,000 shares voted against each of the three trustees. Holders of 32.9 million shares approved the Amended Plan, holders of 822,090 shares voted against the Amended Plan and holders of 441,183 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
        (27) Financial Data Schedule.......................Edgar filing only

(B) Reports on Form 8-K

    A Form 8-K, dated April 17, 1997, was filed in response to Item 5. A Form 8-K, dated May 7, 1997, was filed in response to Item 7.(c).

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FEDERAL REALTY INVESTMENT TRUST
                                                 -------------------------------
                                                                    (Registrant)



Date: July 30, 1997                              Steven J. Guttman
      ------------------                         ------------------------------
                                                 Steven J. Guttman, President
                                                 (Chief Executive Officer)



Date: July 30, 1997                              Cecily A. Ward
      ------------------                         ------------------------------
                                                 Cecily A. Ward
                                                 (Principal Accounting Officer)