Form 10-Q
period 1997-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 1997-10-29
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended:  September 30, 1997
                  ------------------------------------------
                           Commission File No. 17533
                           -------------------------


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

     Yes   X  .         No      .
         -----             -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at October 24, 1997
--------------------------------------------------------------------------------
Common Shares of Beneficial Interest                 39,133,115

This report contains 54 pages, including exhibits.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                              September 30, 1997

                                   I N D E X


PART I.   FINANCIAL INFORMATION                                    PAGE NO.

          Accountants' Report                                          4

          Consolidated Balance Sheets                                  5
          September 30, 1997 (unaudited) and
          December 31, 1996 (audited)

          Consolidated Statements of Operations (unaudited)            6
          Nine months ended September 30, 1997 and 1996

          Consolidated Statements of Operations (unaudited)            7
          Three months ended September 30, 1997 and 1996

          Consolidated Statements                                      8
          of Shareholders' Equity (unaudited)
          Nine months ended September 30, 1997 and 1996

          Consolidated Statements of Cash Flows (unaudited)            9
          Nine months ended September 30, 1997 and 1996

          Notes to Financial Statements                              10-15

          Management's Discussion and Analysis of                    16-25
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                           26

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                              September 30, 1997



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

               The balance sheet as of December 31, 1996 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 5, 1997. All other financial information presented is unaudited but has been reviewed as of September 30, 1997 and for each of the nine month periods ended September 30, 1997 and 1996 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
--------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of September 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the nine month periods ended September 30, 1997 and 1996, and the consolidated statements of operations for the three month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Trust's management.

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

                                            Grant Thornton LLP

Washington, D.C.
October 28, 1997

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS
 (see accountants' review report)

                                                             September 30,           December 31,
                                                                 1997                   1996
                                                              (unaudited)
                                                           -----------------      -----------------
                        ASSETS                                           (in thousands)
Investments
  Real estate, at cost                                            $1,299,321             $1,147,865
  Less accumulated depreciation and amortization                    (238,815)              (223,553)
                                                           -----------------      -----------------
                                                                   1,060,506                924,312
  Mortgage notes receivable                                           38,256                 27,913
                                                           -----------------      -----------------
                                                                   1,098,762                952,225
Other Assets
  Cash                                                                 4,687                 11,041
  Notes receivable - officers                                          1,190                  1,183
  Accounts receivable                                                 15,923                 16,111
  Prepaid expenses and other assets                                   32,207                 51,374
  Debt issue costs                                                     3,535                  3,372
                                                           -----------------      -----------------
                                                                  $1,156,304             $1,035,306
                                                           =================      =================
           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                $  126,153             $  130,613
  Mortgages payable                                                   96,007                 98,576
  Notes payable                                                       69,555                 66,106
  Accrued expenses                                                    17,838                 20,405
  Accounts payable                                                     7,104                  6,783
  Dividends payable                                                   16,811                 15,072
  Security deposits                                                    3,859                  3,515
  Prepaid rents                                                        3,137                  3,801
Senior notes                                                         255,000                215,000
5 1/4% Convertible subordinated debentures                            75,289                 75,289
Investors' interest in consolidated assets                            21,246                 11,261
Commitments and contingencies                                            -                      -

Shareholders' equity
  Common shares of beneficial interest, no par
    or stated value, unlimited authorization,
    issued 39,167,656 and 35,948,044 shares,
    respectively                                                     687,324                597,917
  Accumulated dividends in excess of Trust net income               (214,483)              (200,700)
                                                           -----------------      -----------------
                                                                     472,841                397,217

Less 62,386 common shares in treasury - at cost,
  deferred compensation and subscriptions receivable                  (8,536)                (8,332)
                                                           -----------------      -----------------
                                                                     464,305                388,885
                                                           -----------------      -----------------
                                                                  $1,156,304             $1,035,306
                                                           =================      =================

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                            (unaudited)

                                                                 Nine months ended September 30,
                                                                  1997                  1996
                                                             --------------        --------------
(In thousands, except per share data)
Revenue
  Rental income                                                    $137,090              $121,555
  Interest                                                            4,660                 3,148
  Other income                                                        7,512                 6,976
                                                             --------------        --------------
                                                                    149,262               131,679

Expenses
  Rental                                                             31,196                30,510
  Real estate taxes                                                  14,402                12,111
  Interest                                                           35,952                33,559
  Administrative                                                      6,562                 6,074
  Depreciation and amortization                                      30,853                28,125
                                                             --------------        --------------
                                                                    118,965               110,379
                                                             --------------        --------------
Operating income before investors' share
  of operations and gain on sale of real estate                      30,297                21,300

  Investors' share of operations                                       (862)                 (254)
                                                             --------------        --------------
Income before gain on sale of real estate                            29,435                21,046

Gain on sale of real estate                                           6,375                     -
                                                             --------------        --------------
Net Income                                                         $ 35,810              $ 21,046
                                                             ==============        ==============

Weighted Average Number of Common Shares                             38,838                33,193
                                                             ==============        ==============
Earnings per share
  Income before gain on sale of real estate                           $0.76                 $0.63
  Gain on sale of real estate                                          0.16                     -
                                                             --------------        --------------
                                                                      $0.92                 $0.63
                                                             ==============        ==============

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                            (unaudited)

                                                                Three months ended September 30,
                                                                    1997                 1996
                                                                -----------           ----------
(In thousands, except per share data)

Revenue
  Rental income                                                     $46,109              $40,895
  Interest                                                            1,712                1,229
  Other income                                                        1,992                2,213
                                                                -----------           ----------
                                                                     49,813               44,337
Expenses
  Rental                                                             10,191                8,793
  Real estate taxes                                                   4,936                4,142
  Interest                                                           11,964               11,271
  Administrative                                                      1,968                2,252
  Depreciation and amortization                                      10,325                9,449
                                                                -----------           ----------
                                                                     39,384               35,907
                                                                -----------           ----------
Operating income before investors' share
  of operations and gain on sale of real estate                      10,429                8,430

  Investors' share of operations                                       (281)                (307)
                                                                -----------           ----------
Income before gain on sale of real estate                            10,148                8,123

Loss on sale of real estate                                            (659)                   -
                                                                -----------           ----------
Net Income                                                           $9,489               $8,123
                                                                ===========           ==========

Weighted Average Number of Common Shares                             39,242               34,236
                                                                ===========           ==========

Earnings per share
  Income before gain on sale of real estate                           $0.26                $0.24
  Loss on sale of real estate                                         (0.02)                   -
                                                                -----------           ----------
                                                                      $0.24                $0.24
                                                                ===========           ==========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
                                   (unaudited)

                                                                              Nine months ended September 30,
                                                                1997                                    1996
                                                           ------------      ------------         ------------      ------------
(In thousands, except per share amounts)                       Shares             Amount            Shares             Amount
Common Shares of Beneficial Interest
  Balance, beginning of period                               35,948,044      $    597,917           32,221,670      $    508,870
  Net proceeds from sale of shares                            3,000,000            83,925            1,818,182      $     39,327
  Exercise of stock options                                      71,184             1,499               31,501               635
  Shares issued under dividend reinvestment plan                116,428             3,112              139,927             3,080
  Shares granted under bonus plan                                32,000               871                  -                 -
                                                           ------------      ------------         ------------      ------------
  Balance, end of period                                     39,167,656      $    687,324           34,211,280      $    551,912
                                                           ============      ============         ============      ============

Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of period                                 (480,948)          ($8,332)            (500,095)          ($8,567)
  Amortization of deferred compensation                          30,125               480               30,250               482
  Deferred compensation under bonus plan                        (22,000)             (621)
  Purchase of shares under share purchase plan                   16,753               236                1,250                19
  Purchase of treasury shares                                       -                 -                 (1,058)              (24)
  Increase in stock option loans, net of repayments             (14,166)             (299)             (20,667)             (410)
                                                           ------------      ------------         ------------      ------------
  Balance, end of period                                       (470,236)          ($8,536)            (490,320)          ($8,500)
                                                           ============      ============         ============      ============

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                                  ($200,700)                             ($172,835)
  Net income                                                                       35,810                                 21,046
  Dividends declared to shareholders                                              (49,593)                               (41,535)
                                                                             ------------                           ------------
  Balance, end of period                                                        ($214,483)                             ($193,324)
                                                                             ============                           ============

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
         (unaudited)


                                                                                  Nine months ended September 30,
(In thousands)                                                                     1997                      1996
                                                                                ----------                ----------
OPERATING ACTIVITIES
  Net income                                                                     $35,810                   $21,046
  Adjustments to reconcile net income to net cash
    provided by operations
     Depreciation and amortization                                                30,853                    28,125
     Rent abatements in lieu of leasehold improvements,
      net of tenant improvements retired                                            (815)                      200
     Imputed interest and amortization of debt cost                                  496                       531
     Amortization of deferred compensation, forgiveness of
       officers' notes and other non cash items                                      857                       477
     Gain on sale of real estate                                                  (6,375)                        -
  Changes in assets and liabilities
     Decrease (increase) in accounts receivable                                      188                      (636)
     Increase in prepaid expenses and other
      assets before depreciation and amortization                                 (9,769)                   (8,094)
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                                            (535)                    1,964
     Decrease in accrued expenses                                                 (2,556)                   (1,165)
                                                                           -------------             -------------
  Net cash provided by operating activities                                       48,154                    42,448

INVESTING ACTIVITIES
  Acquisition of real estate                                                    (126,349)                  (19,494)
  Capital expenditures                                                           (33,206)                  (29,638)
  Proceeds from sale of real estate                                                9,364                         -
  Application of deposit on real estate                                           23,447                         -
  Net increase in notes receivable                                               (10,350)                  (13,602)
                                                                           -------------             -------------
  Net cash used in investing activities                                         (137,094)                  (62,734)

FINANCING ACTIVITIES
  Regular payments on mortgages, capital leases, and
    notes payable                                                                 (1,593)                   (2,045)
  Balloon payment on note and mortgage payable                                    (1,500)                   (3,000)
  Borrowing (repayment) of short-term debt, net                                    5,886                   (27,970)
  Issuance of senior notes, net of costs                                          39,750                    49,751
  Dividends paid                                                                 (45,909)                  (38,411)
  Issuance of shares of beneficial interest                                       86,436                    40,551
  Increase in minority interest                                                     (484)                      (40)
                                                                           -------------             -------------
  Net cash provided by financing activities                                       82,586                    18,836
                                                                           -------------             -------------

Decrease in cash                                                                  (6,354)                   (1,450)

Cash at beginning of period                                                       11,041                    10,521
                                                                           -------------             -------------
Cash at end of period                                                            $ 4,687                   $ 9,071
                                                                           =============             =============


The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                        (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1996 which contain the Trust's accounting policies and other data.

     The Financial Accounting Standards Board has issued SFAS 128, "Earnings Per Share" which will be effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires that public companies present basic and diluted earnings per share, which are computed differently than the currently used primary and fully diluted earnings per share. The most significant difference in the computation for the Trust is the exclusion of the effect of dilutive stock options from the computation of basic earnings per share. Since the effect of dilutive stock options is less than half a cent, basic and diluted earnings per share are essentially equal to each other and to the primary earnings per share as currently presented.


NOTE B - DIVIDENDS PAYABLE

     On September 11, 1997 the Trustees declared a cash dividend of $.43 per common share, payable October 15, 1997 to shareholders of record September 25, 1997.


NOTE C - REAL ESTATE

     On January 6, 1997 the Trust purchased the fee interest in Shillington, Troy and Feasterville Shopping Centers for $1.9 million, $5.7 million and $2.2 million, respectively. The Trust also contracted to purchase the fee interest in Lawrence Park Shopping Center in June 1998 for $8.5 million. In connection with the purchase agreement for Lawrence Park, in January 1997 the Trust lent the seller $8.8 million at 8% interest which is due in June 1998. The Trust previously held these properties under capital leases.

     On February 24, 1997 the Trust purchased a 16 acre tract of land underlying part of the Shops at Willow Lawn for $4.6 million in cash. On June 3, 1997 the Trust exercised its purchase option on a parcel of land adjacent to its Bethesda Row property in Bethesda, Maryland for $5.8 million in cash. The land will be used for future development. In connection with the purchase, a $3.6 million mortgage which the Trust had made to the seller was repaid. On July 16, 1997 the Trust purchased a 3,750 square foot parcel of land in Bethesda, Maryland for approximately $800,000. The land, on which there is a vacant retail building, was purchased in order to allow future expansion of the Trust's Bethesda Row property.

     The Trust made seven main street retail and two shopping center acquisitions during the first nine months of 1997. On January 22, 1997 the Trust purchased a 5,000 square foot retail building in Chicago, Illinois for cash of $4.2 million. On March 31, 1997 two partnerships were formed to purchase property in California. One of the partnerships purchased a 15,000 square foot building in Santa Monica, California for $4.0 million and the other purchased a 20,000 square foot building in San Diego, California for $850,000. On September 17, 1997 the latter partnership purchased a second building in Hermosa Beach, California for approximately $1.5 million in cash. On April 17, 1997 Street Retail West II, a partnership which was organized in December 1996, exercised its purchase option on a retail building in Santa Monica, California. The total cost, including the buyout of the existing tenant, was $7.1 million. In accordance with the provisions of the three partnership agreements, the Trust contributed 90% of the costs to the partnerships with the other 10% being contributed by the minority interests.

     On August 28, 1997 the Trust, through a limited liability company of which the Trust owns 90%, acquired three buildings in Forest Hills, New York for approximately $12.6 million. The Trust contributed 90% of the acquisition cost in cash. A commission of $222,500 was paid to a company owned by a brother of the Trust's president in connection with this acquisition. On September 26, 1997 the Trust purchased a 72,006 square foot main street retail project, known as "Uptown" which also has a 47 unit residential component in Portland, Oregon for approximately $15.7 million.

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

     On May 13, 1997 the Trust sold Town & Country Shopping Center in Springfield, Illinois for $7.5 million, resulting in a gain of $5.3 million. On May 30, 1997 Shillington Shopping Center in Shillington, Pennsylvania was sold for $4.6 million, resulting in a gain of $1.7 million. The cash from these transactions was deposited with an escrow agent to be used for future acquisitions, in order to structure the sales as tax free exchanges for tax purposes. The funds were used in the acquisition of the two plots of land in Bethesda, Maryland described above and of Uptown in Portland, Oregon. On September 25, 1997 the Trust sold Brainerd Village Shopping Center in Chattanooga, Tennessee for $10.2 million, resulting in a loss of $659,000.


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


NOTE F - MORTGAGES AND NOTES PAYABLE

     On September 30, 1997 the Trust paid the $1.5 million liability on Northeast Shopping Center which had been classified as a mortgage note payable.

     The Trust has $135 million of unsecured medium term revolving credit facilities with four banks. The facilities, which bear interest at LIBOR plus 75 basis points, require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At September 30, 1997 there was $65.3 million borrowed under these credit facilities. The maximum drawn during the first nine months of 1997 was $93.1 million. The weighted average interest rate on borrowings for the nine months ended September 30, 1997 was 6.4%.

     A $2.5 million note issued in connection with a lease at Barracks Road was retired during the first six months of 1997.

NOTE G - SENIOR NOTES

     On August 1, 1997 the Trust issued $40 million of 6.82% Medium-Term Notes, netting approximately $39.8 million. The notes, which pay interest semi-annually on February 1 and August 1, are due August 1, 2027, but may be redeemed, at par, at the option of the holders on August 1, 2007. In order to minimize the risk of a change in interest rate prior to completing the transaction, the Trust entered into a forward rate agreement costing $157,000 which is being recognized as a component of interest expense over the life of the notes.


NOTE H - SHAREHOLDERS' EQUITY

     On February 4, 1997 the Trust sold 3 million common shares to an institutional investor for $28 per share, netting $83.9 million. During the first six months of 1997, 66,468 common shares were issued at prices ranging from $20.50 a share to $24.125 a share from the exercise of stock options. The Trust accepted notes of $264,000 from certain of its officers and employees in connection with the issuance of 12,500 of these shares and a note for $41,000 was repaid.

     On January 31, 1997, 22,000 restricted shares were granted to an officer and two employees of the Trust. The shares vest over three years. On September 26, 1997, 10,000 restricted shares were granted to an officer.

     During the first nine months of 1997, 1.5 million options at prices ranging from $24.9375 per share to $27.125 per share were granted to certain officers, employees, affiliates and consultants to the Trust.


NOTE I - INTEREST EXPENSE

     The Trust incurred interest expense totaling $38.1 million during the first nine months of 1997 and $34.2 million during the first nine months of 1996, of which $2.1 million and $690,000, respectively, were capitalized. Interest paid was $38.6 million in the first nine months of 1997 and $33.4 million in the first nine months of 1996.


NOTE J - COMMITMENTS AND CONTINGENCIES

     On October 1, 1997 the Trust entered into an agreement with a third party to acquire an interest in an 147 acre property in Queens, New York. Upon the purchase, the Trust will take title to a portion of the retail component of the property and will control the remaining retail component with the other party controlling the residential component. In connection with this transaction, the Trust made a $3.8 million nonrefundable deposit. Environmental contamination exists at the site and further investigation concerning the extent of contamination and likely remedial costs is required.

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

     At September 30, 1997 in connection with certain redevelopment projects and tenant improvements, the Trust is contractually obligated on contracts of approximately $6.9 million. At September 30, 1997 the Trust is also obligated under leases with tenants to provide up to an additional $4.9 million for improvements.

NOTE K - COMPONENTS OF RENTAL INCOME

     The components of rental income for the nine months ended September 30 are as follows:

                                       1997               1996
                                            (in thousands)
 Retail properties
    Minimum rents                    $108,403           $ 95,899
    Cost reimbursements                23,750             20,876
    Percentage rents                    3,073              2,942
 Apartments                             1,864              1,838
                                     --------           --------
                                     $137,090           $121,555
                                     ========           ========


NOTE L - SUBSEQUENT EVENTS

     On October 6, 1997 the Trust issued 4 million 7.95% Series A Cumulative Redeemable Preferred Shares at $25 per share in a public offering. The Series A Preferred Shares are not redeemable prior to October 6, 2002. On or after that date, the Preferred Shares may be redeemed, in whole or in part, at the option of the Trust, at a redemption price of $25 per share plus all accrued and unpaid dividends. The redemption price is payable solely out of proceeds from the sale of other capital shares of the Trust. The net proceeds of $96.8 million were used primarily to repay debt on the Trust's revolving credit facilities. Dividends on the Preferred Shares will be payable quarterly in arrears on the last day of January, April, July and October. On October 6, 1997 the Trust declared a prorated quarterly cash dividend of $.13802 per preferred share, payable October 31, 1997 to shareholders of record on October 15, 1997.

     On October 22, 1997 a Limited Liability Company ("Old Town LLC") organized by the Trust acquired the Old Town Center in Los Gatos, California for approximately $6.2 million in cash. The property is currently being redeveloped. The Trust contributed all but $400,000 of the purchase price to the Old Town LLC and will contribute all amounts necessary to fund the redevelopment. The minority partners have an interest in the profits of the property after the Trust receives a stated return on its deemed investment in the property.

     On October 23, 1997 the Trust purchased a mixed use retail and office building in San Francisco for $20.5 million in cash.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q
                              September 30, 1997


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

     Net cash provided by operating activities increased from $42.4 million in the first nine months of 1996 to $48.1 million in the comparable period of 1997. The $5.7 million increase resulted primarily from the positive cash effects of an $8.4 million increase in income before gain on sale of real estate and a $2.7 million increase in depreciation and amortization offset by a $4.7 million increase in cash used for operating activities such as accounts receivable, prepaid expenses, accounts payable and accrued expenses. Dividends paid in cash were $45.9 million in 1997 and $38.4 million in 1996.

     During the first nine months of 1997, the Trust invested $126.3 million of cash to acquire real estate assets, $33.2 million to improve its properties and $13.7 million in mortgage notes receivable. On January 6, 1997 the Trust purchased the fee interest in Shillington, Troy and Feasterville Shopping Centers for $1.9 million, $5.7 million and $2.2 million, respectively. The Trust also contracted to purchase the fee interest in Lawrence Park Shopping Center in June 1998 for $8.5 million. In connection with the purchase agreement for Lawrence Park, in January 1997 the Trust lent the seller $8.8 million at 8% interest which is due in June 1998. The Trust previously held these properties under capital leases. On February 24, 1997 the Trust purchased a 16 acre tract of land underlying part of the Shops at Willow Lawn for $4.6 million in cash. On June 3, 1997 the Trust exercised its purchase option on a parcel of land adjacent to its Bethesda Row property in Bethesda, Maryland for $5.8 million in cash. The land will be used for future development. In connection with the purchase, a $3.6 million mortgage which the Trust had made to the seller was repaid. On July 16, 1997 the Trust purchased a 3,750 square foot parcel of land in Bethesda, Maryland for approximately $800,000. The land on which there is a vacant retail building was purchased in order to allow future expansion of the Trust's Bethesda Row property.

     The Trust made seven main street retail and two shopping centers acquisitions during the first nine months of 1997. On January 22, 1997 the Trust purchased a 5,000 square foot retail building in Chicago, Illinois for cash of $4.2 million. On March 31, 1997 two partnerships were formed to purchase property in California. One of the partnerships purchased a 15,000 square foot building in Santa Monica, California for $4.0 million and the other purchased a 20,000 square foot building in San Diego, California for $850,000. On September 17, 1997 the latter partnership purchased a second building in Hermosa Beach, California for approximately $1.5 million in cash. On April 17, 1997, Street Retail West II, a partnership which was organized in December 1996, exercised its purchase option on a retail building in Santa Monica, California. The total cost, including the buyout of the existing tenant, was $7.1 million. In accordance with the provisions of the partnership agreements, the Trust contributed 90% of the cost of these buildings to the partnerships with the other 10% being contributed by the minority interests. Also, on April 17, 1997 the Trust loaned the minority partners in Street Retail West II $3.9 million. The loan is secured by property in Santa Monica, earns interest at 10% and participates in certain revenues and appreciation of the property.

     On August 28, 1997 the Trust, through a limited liability company of which the Trust owns 90%, acquired three buildings in Forest Hills, New York for approximately $12.6 million. The Trust contributed 90% of the acquisition cost in cash. A commission of $222,500 was paid to a company owned by a brother of the Trust's president in connection with this acquisition. On September 26, 1997 the Trust purchased a 72,006 square foot main street retail project, known as "Uptown" which also has a 47 unit residential component in Portland, Oregon for approximately $15.7 million.

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

     On May 13, 1997 the Trust sold Town & Country Shopping Center in Springfield, Illinois for $7.5 million, resulting in a gain of $5.3 million. On May 30, 1997 Shillington Shopping Center in Shillington, Pennsylvania was sold for $4.6 million, resulting in a gain of $1.7 million. The cash from these transactions was deposited with an escrow agent to be used for future acquisitions, in order to structure the sales as tax free exchanges for tax purposes. The funds were used in the acquisition in 1997 of the two plots of land in Bethesda, Maryland and of Uptown in Portland, Oregon. On September 25, 1997 the Trust sold Brainerd Village Shopping Center in Chattanooga, Tennessee for $10.2 million, resulting in a loss of $659,000.

     Improvements to Trust properties during the first nine months of 1997 included $4.7 million for the second phase of the redevelopment of Brick Plaza, $7.2 million for the redevelopment of Wynnewood Shopping Center, $4.5 on the redevelopment of Troy Shopping Center, $1.4 million to begin the redevelopment of Gratiot Plaza in Roseville, Michigan and $6.5 million in tenant work.

     On April 24, 1997 the Trust purchased Terranomics Retail Services, a property management and brokerage company for approximately $2.0 million, to provide it with leasing and property management services on the west coast.

     On October 22, 1997 a Limited Liability Company ("Old Town LLC") organized by the Trust acquired the Old Town Center in Los Gatos, California for approximately $6.2 million in cash. The property is currently being redeveloped. The Trust contributed all but $400,000 of the purchase price to the Old Town LLC and will contribute all amounts necessary to fund the redevelopment. The minority partners have an interest in the profits of the property after the Trust receives a stated return on its deemed investment in the property. On October 23, 1997 the Trust purchased a mixed use retail and office building in San Francisco for $20.5 million in cash.

     The Trust has $135.0 million of unsecured medium-term revolving credit facilities with four banks. The facilities, which require fees and have covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth, are used to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. At September 30, 1997 the Trust had borrowed $65.3 million under these facilities. The maximum amount borrowed under these facilities in 1997 was $93.1 million. Amounts advanced under these facilities bear interest at LIBOR plus 75 basis points; the weighted average interest rate on borrowings during the first nine months of 1997 was 6.4%.

     On February 4, 1997 the Trust sold 3 million common shares to an institutional investor for $28 per share, netting $83.9 million. Proceeds from this offering were used primarily to repay amounts borrowed on the revolving credit facilities.

     On July 29, 1997 the Trust sold $40 million of 6.82% Medium Term Notes. Proceeds were used to repay amounts borrowed on the revolving credit facilities.

     On October 6, 1997 the Trust issued 4 million 7.95% Series A Cumulative Redeemable Preferred Shares at $25 per share in a public offering. The net proceeds of $96.8 million were used primarily to repay amounts borrowed on the revolving credit facilities.

     The Trust is contractually obligated on contracts of approximately $6.9 million for redevelopment and tenant improvements and is committed under leases for up to an additional $4.9 million in tenant work and general improvements to its properties. These committed improvements include the completion of the renovation and retenanting of Troy Shopping Center, the continuation of the renovation and retenanting of Wynnewood Shopping Center, the renovation of Gratiot Plaza in Roseville, Michigan and the first phase of the renovation of Falls Plaza. These expenditures will be funded with the revolving credit facilities pending their long term financing with either equity or debt.

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

CONTINGENCIES

     On October 1, 1997 the Trust entered into an agreement with a third party to acquire an interest in an 147 acre property in Queens, New York. Upon the purchase, the Trust will take title to a portion of the retail component of the property and will control the remaining retail component with the other party controlling the residential component. In connection with this transaction, the Trust made a $3.8 million nonrefundable deposit.

Environmental contamination exists at the site and further investigation concerning the extent of contamination and likely remedial costs is required.

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


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

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

     The reconciliation of net income to funds from operations for the nine months ended September 30 is as follows:


                                               1997           1996
                                                 (in thousands)
Net income                                   $35,810         $21,046
Plus: depreciation and amortization
        of real estate assets                 27,734          25,156
      amortization of initial direct
        costs of leases                        1,693           1,777
Less: gain on sale of real estate             (6,375)              -
                                             -------         -------

Funds from operations                        $58,862         $47,979
                                             =======         =======

     Funds from operations increased 23% to $58.9 million in the first nine months of 1997 from $48.0 million in the first nine months of 1996.

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 13% from $121.6 million in the first nine months of 1996 to $137.1 million in the comparable period of 1997. If properties purchased and sold in 1996 and 1997 are excluded, rental income increased 4%.

     Minimum rent increased 13% from $97.7 million in the first nine months of 1996 to $110.3 million in the first nine months of 1997. Excluding properties purchased and sold in 1996 and 1997, minimum rent increased 4%.

     Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). Cost reimbursements increased 14% from $20.9 million during the first nine months of 1996 to $23.8 million during the first nine months of 1997. Excluding properties purchased and sold in 1996 and 1997, cost reimbursements increased from $20.3 million to $21.5 million. Cost reimbursements have increased due to increases in recoverable expenses and due to increased recovery from properties under redevelopment in 1996 such as Congressional Plaza, Brick Plaza and Bethesda Row.

     Other property income includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income. Other property income increased from $7.0 million during the first nine months of 1996 to $7.5 million during the same period of 1997.

     Interest income increased from $3.1 million in the first nine months of 1996 to $4.7 million in the same period of 1997 primarily because of interest on notes receivable issued in 1996 and 1997.

     Rental expenses increased 2% in the first nine months of 1997 from the first nine months of 1996, to $31.2 million from $30.5 million. If centers acquired and sold during 1996 and 1997 are excluded, rental expenses decreased 5%, primarily due to decreased snow removal costs on the east coast in 1997 as compared to 1996 and due to lower bad debt expense.

     Real estate taxes have increased from $12.1 million during the first nine months of 1996 to $14.4 million during the first nine months of 1997, primarily due to taxes on the 1996 and 1997 acquisitions. Depreciation and amortization in the first nine months of 1997 was 10% greater than in the first nine months of 1996. Excluding the effect from the 1996 and 1997 acquisitions, depreciation and amortization increased 5% due to depreciation on recent tenant work and property improvements.

     Interest expense increased from $33.6 million during the first nine months of 1996 to $36.0 million during the first nine months of 1997, primarily due to interest expense on the debt issued in August 1996 and 1997 and increased interest on greater usage of the revolving credit facilities, partially offset by an increase in interest capitalized on development projects. The ratio of earnings to fixed charges was 1.70x for the first nine months of 1997 and 1.55x for the comparable period of 1996. The ratio of funds from operations to fixed charges was 2.46x for the first nine months of 1997 and 2.27x for the comparable period of 1996.

     Administrative expenses increased from $6.1 million during the first nine months of 1996 to $6.6 million during the first nine months of 1997, primarily due to increased personnel costs as the Trust is expanding and increased state income taxes.

     In May 1997 the Trust sold Town & Country Shopping Center in Springfield, Illinois for $7.5 million, resulting in a gain of $5.3 million and Shillington Shopping Center in Shillington, Pennsylvania for $4.6 million, resulting in a gain of $1.7 million. On September 25, 1997 the Trust sold Brainerd Village Shopping Center in Chattanooga, Tennessee for $10.2 million, resulting in a loss of $659,000.

     As a result of the foregoing items, net income increased from $21.0 million during the first nine months of 1996 to $35.8 million during the first nine months of 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Funds from operations increased 16% from $17.2 million in the third quarter of 1996 to $20.0 million in the third quarter of 1997.

     Rental income of $46.1 million in the third quarter of 1997 was 13% higher than the $40.9 million in the third quarter of 1996. If properties purchased and sold in 1996 and 1997 are excluded, rental income increased 3% to $40.9 million from $39.7 million.

     Minimum rent, a component of rental income, increased 15% from $33.0 million in the third quarter of 1996 to $37.8 million in the third quarter of 1997. Excluding properties purchased and sold in 1996 and 1997, minimum rent increased 5.1%.

     Cost recoveries, another component of rental income, remained fairly constant, increasing from $7.4 million in the third quarter of 1996 to $7.5 million in the third quarter of 1997. Excluding properties purchased and sold in 1996 and 1997, cost recoveries decreased from $7.2 million in the third quarter of 1996 to $6.8 million in the third quarter of 1997.

     Rental expenses increased 16% from $8.8 million in the third quarter of 1996 to $10.2 million in the third quarter of 1997. Excluding properties purchased and sold in 1996 and 1997, rental expenses rose 7%. Real estate taxes increased due to the 1996 and 1997 acquisitions and due to increased assessments at several centers. Depreciation and amortization expense increased 10% from the third quarter of 1996 to the third quarter of 1997. Approximately 50% of the increase is attributable to properties purchased in 1996 and 1997 with the balance of the increase being attributable to recent renovations and additions.

     Interest expense increased from $11.3 million in the third quarter of 1996 to $12.0 million in the third quarter of 1997, primarily due to interest expense on the debt issued in August 1996 and 1997 and to increased usage of the lines of credit, partially offset by an increase in interest capitalized on development projects.

     Administrative expenses decreased from $2.3 million in the third quarter of 1996 to $2.0 million in the third quarter of 1997 primarily due to expenses related to the Trust's relocation to its new offices during the latter part of 1996.

     On September 25, 1997 the Trust sold Brainerd Village Shopping Center in Chattanooga, Tennessee for $10.2 million, resulting in a loss of $659,000

     As a result of the foregoing items, net income increased from $8.1 million during the third quarter of 1996 to $9.5 million during the third quarter of 1997.

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

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
        (27) Financial Data Schedule.......................Edgar filing only
        (99) Federal Realty Investment Trust Amended and
             Restated 1993 Long-Term Incentive Plan, as
             amended on October 6, 1997.....................27-52

(B) Reports on Form 8-K

        A Form 8-K, dated July 30, 1997, was filed in response to Item 7.(c). A Form 8-K, dated August 1, 1997, was filed in response to Item 5.
        A Form 8-K, dated October 1, 1997, was filed in response to Item 5 and Item 7.(c).

(C) Consent of Grant Thornton LLP............................53
(D) Awareness Letter of Grant Thornton LLP...................54

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FEDERAL REALTY INVESTMENT TRUST
                                    -------------------------------
                                                       (Registrant)



Date: October 29, 1997              Steven J. Guttman
      ---------------------         ------------------------------
                                    Steven J. Guttman, President
                                    (Chief Executive Officer)



Date: October 29, 1997              Cecily A. Ward
      ---------------------         -------------------------------
                                    Cecily A. Ward
                                    (Principal Accounting Officer)