Form 10-K405
period 1997-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 1998-03-11
CIK 34903

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                   FORM 10-K
       For Fiscal Year Ended: December 31, 1997 Commission File No.17533
       -----------------------------------------------------------------

                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                 District of Columbia                    52-0782497
       -----------------------------------------------------------------
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               identification No.)

            1626 East Jefferson Street, Rockville, Maryland  20852
      ------------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

                                (301) 998-8100
     --------------------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                                Name of Each Exchange
Title of Each Class                             on Which Registered
-------------------                             ---------------------
Common Shares of Beneficial Interest            New York Stock Exchange
Common Stock Purchase Rights                    New York Stock Exchange
7.95% Series A Cumulative Redeemable
  Preferred Shares                              New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:
6.82% Medium-Term Notes
7.48% Senior Debentures
8 7/8% Senior Notes
8% Senior Notes
6 5/8% Senior Notes
Subordinated Debt Securities*
* None issued, registered pursuant to a shelf registration

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x   No _____.
                                              -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     At February 23, 1998, the aggregate market value of Common Shares of Beneficial Interest of Federal Realty Investment Trust held by nonaffiliates was $1.0 billion based upon the closing price of such Shares on the New York Stock Exchange.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock.

Class                                           Outstanding at February 23, 1998
-----                                           --------------------------------
Common Shares of Beneficial Interest                        39,772,422

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


PART III
--------

     Portions of the Trust's Proxy Statement in connection with its Annual Meeting to be held on May 6, 1998 (hereinafter called "1998 Proxy Statement"). Specifically, the Sections entitled "Summary Compensation Table", "Employment Agreements", "Aggregated Option Exercises in 1997 and December 31, 1997 Option Values", "Retirement and Disability Plans", and "Compensation Committee Interlocks and Insider Participation", "Ownership of Shares by Trustees and Officers", and "Certain Transactions" appearing in the 1998 Proxy Statement are incorporated herein by reference.



     The Exhibit Index for this report is found on page 29.
This report, including Exhibits, contains 323 pages.

PART I & II
-----------

Item 1.   Business
-------   --------


     Federal Realty Investment Trust is an owner, operator and redeveloper of retail properties. Founded in 1962 as a District of Columbia business trust of unlimited duration, the Trust is a self-administered equity real estate investment trust. The Trust consolidates the financial statements of various entities which it controls. At December 31, 1997 the Trust owned 101 retail properties and one apartment complex.

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

     An important part of the Trust's strategy is to acquire older, well-located properties in prime, densely populated and affluent areas and to enhance their operating performance through a program of renovation, expansion, reconfiguration and retenanting. The Trust's traditional focus has been on community and neighborhood shopping centers that are anchored by supermarkets, drug stores or high volume, value oriented retailers that provide consumer necessities. Late in 1994 the Trust expanded this strategy to include retail buildings and shopping centers in prime established main street shopping areas. The Trust continually evaluates its properties for renovation, retenanting and expansion opportunities. Similarly, the Trust regularly reviews its portfolio and from time to time considers selling certain of its properties. For several years the Trust has been seeking sites in its core markets suitable for the construction of new retail properties. Several sites have been identified and beginning in 1998 the Trust is focusing considerable time and resources on ground up development.

     The Trust's portfolio of properties has grown from 42 as of January 1, 1993 to 102 at December 31, 1997. During this five year period the Trust acquired 65 retail properties for approximately $648 million. During this same period five shopping centers were sold. Also during this period the Trust spent over $224 million to renovate, expand, improve and retenant its properties. The majority of the acquisitions were funded with cash. Of the properties not fully acquired by cash, one was acquired by means of capital and ground leases, one was acquired for common shares of the Trust and the assumption of a mortgage, one was acquired for cash and the assumption of a municipal bond issue and the others were acquired for cash with minority investments by third parties. This growth was financed through borrowing and equity offerings, since each year the Trust has distributed all or the majority of its cash provided by operating activities to its shareholders.

    The Trust's 101 retail properties, consisting of 56 shopping centers and 45 main street retail properties, are located in 14 states and the District of Columbia. Twenty-one of the properties are located in the Washington, D.C. metropolitan area; nineteen are in California; fourteen are in Connecticut; eleven are in Pennsylvania, primarily in the Philadelphia area; ten are in New Jersey; seven are in Illinois; three are in Virginia; four are in Massachusetts; six are in New York; two are in Florida; and there is one in each of the following states: Georgia, Michigan, North Carolina and Oregon. No single property accounts for over 10% of the Trust's revenues.

     The Trust has approximately 2,175 tenants, ranging from sole proprietors to major national retailers; no one tenant or corporate group of tenants accounts for 5% or more of revenue. The Trust's leases with these tenants are classified as operating leases and typically are structured to include minimum rents, percentage rents based on tenants' sales volumes and reimbursement of certain operating expenses and real estate taxes.

     The Trust continues to seek older, well-located shopping centers and retail buildings to acquire and then to enhance their revenue potential through a program of renovation, retenanting and remerchandising. The Trust has also located sites where it intends to develop new retail properties. During each of the years ended December 31, 1997, 1996 and 1995, retail properties have contributed 96% of the Trust's total revenue.

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

     Investments in real property create a potential for environmental liability on the part of the current and previous owners of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any property, the owner or operator of the property may be held liable for costs and liabilities relating to such hazardous substances. The Trust has environmental insurance on 65 of its properties. Subject to certain exclusions and deductibles, the insurance provides coverage for unidentified, pre-existing conditions and for future contamination caused by tenants and third parties.

     The Trust's current policy is to require an environmental study on each property it seeks to acquire. On recent acquisitions, any substances identified prior to closing which present an immediate environmental hazard have been or are in the process of remediation. Costs related to the abatement of asbestos which increase the value of Trust properties are capitalized. Other costs are expensed. In 1997 and 1996 approximately $1.3 million and $970,000, respectively, of which $732,000 and $540,000, respectively, was capitalized abatement costs, was spent on environmental matters. The Trust has budgeted approximately $2.5 million for 1998 for environmental matters, a majority of which is projected for asbestos abatement. (See Note 5 of Notes to Consolidated Financial Statements.)


Current Developments
--------------------

     In 1997 the Trust acquired eighteen retail properties at a cost of $258.2 million. Five shopping centers were acquired: San Jose Town & Country Village in San Jose, California for $42.8 million which is to be developed into a main street project; Pike 7 Shopping Center in Tysons Corner, Virginia for $31.5 million; Magruder's and Courthouse Centers in Rockville, Maryland for a combined price of $12.6 million; and Peninsula Shopping Center in Palos Verdes, California for $43.5 million. Thirteen main street retail properties were acquired: six properties in California for approximately $40.2 million; five properties in New York for approximately $65.3 million; one property in Portland, Oregon for $15.7 million; and one property in Chicago, Illinois for $4.2 million. In addition the Trust invested $10.4 million in mortgage notes receivable, most of which are convertible into ownership interests in the properties by which they are secured.

     Other real estate transactions during 1997 included the purchase of land underlying four of its properties for approximately $14.4 million. The land had previously been leased. The Trust also purchased two tracts of land in Bethesda, Maryland for future development for approximately $6.6 million.

     During 1997 the Trust spent $50.3 million in renovating, expanding and retenanting its properties. These improvements included $9.4 million on the redevelopment of Wynnewood Shopping Center; $5.1 million on the second phase of the redevelopment of Brick Plaza; $4.5 million on the redevelopment of Troy Shoppping Center; $2.3 million on the redevelopment of Crossroads Shopping Center; and $3.1 million on the redevelopment of Gratiot Plaza.

     The Trust initially funded the majority of its 1997 acquisitions, capital improvement projects and investments in mortgages with borrowings under its revolving credit facilities. Borrowings on these revolving credit facilities were then repaid from long term debt and equity issues. On February 4, 1997 the Trust sold 3 million common shares to an institutional investor for $28 per share, netting $83.9 million. On July 29, 1997 the

Trust sold $40 million of 6.82% Medium Term Notes, netting $39.8 million. On October 6, 1997 the Trust issued 4 million 7.95% Series A Cumulative Redeemable Preferred Shares at $25 per share in a public offering, netting approximately $96.8 million.

     At December 31, 1997 the Trust had 221 full-time employees.

Item 2. Properties
------------------

Retail Properties
-----------------
  The following table sets forth information concerning each retail property in which the Trust owns an equity interest or has a leasehold interest as of December 31, 1997. Except as otherwise noted, retail properties are 100% owned in fee by the Trust.

                                            Year      Year                   Number of           Occupancy (1)      Principal
                                         Completed  Acquired   Square Feet    Tenants  Acres   Overall/Economic      Tenants
                                         ---------- ---------  -----------    -------  -----   ---------------    ----------------
Allwood                                     1958      1988        53,000         8       5      100% / 100%       Grand Union
  Clifton, NJ 07013  (2)                                                                                          Mandee Shop

Andorra                                     1953      1988       257,000        44      23        97% / 97%       Acme Markets
  Philadelphia, PA 19128  (3)                                                                                     Andorra Theater

Bala Cynwyd                                 1955      1993       279,000        27      22        98% / 98%       Lord & Taylor
  Bala Cynwyd, PA 19004                                                                                           Acme Markets

Barracks Road                               1958      1985       479,000        83      39        98% / 97%       Harris Teeter
  Charlottesville, VA 22905  (3)                                                                                  Kroger
                                                                                                                  Superfresh

Bethesda Row                             1945-1991    1993       276,000        71       8        99% / 99%       Barnes and Noble
  Bethesda, MD 20814  (2) (6)                                                                                     Giant Food
                                                                                                                  Giant Pharmacy

Blue Star                                   1959      1988       392,000        32      55        98% / 97%       Caldor
  Watchung, NJ 07060  (2)                                                                                         Shop Rite
                                                                                                                  Toys R Us

Brick Plaza                                 1958      1989       375,000        32      42        96% / 94%       A&P Supermarket
  Brick Township, NJ  08723  (2)                                                                                  Sony Theatre
                                                                                                                  Steinbach's

Bristol                                     1959      1995       296,000        38      22        98% / 98%       Bradlees
   Bristol, CT 06010                                                                                              Super Stop & Shop
                                                                                                                  TJ Maxx

Brunswick                                   1957      1988       262,000        23      22      100% / 100%       Caldor
  North Brunswick, NJ 08902  (2)                                                                                  Grand Union
                                                                                                                  Schwartz Furniture

Clifton                                     1959      1988        80,000        13       8        96% / 96%       Acme Markets
  Clifton, NJ 07013  (2)                                                                                          Rickel Home Center

                                    Year      Year                    Number of           Occupancy (1)       Principal
                                 Completed  Acquired   Square Feet(1)  Tenants  Acres   Overall/Economic       Tenants
                                 ---------- --------   ------------    -------  -----   ----------------  -----------------
Congressional Plaza                 1965      1965       341,000        47       22       100% / 99%      Buy Buy Baby
  Rockville, MD 20852  (4)                                                                                Fresh Fields
                                                                                                          Tower Records

Courthouse Center                   1970      1997        38,000        12        1        98% / 98%      Rockville Interiors
  Rockville, MD 20852  (5)

Crossroads                          1959      1993       173,000        25       15        99% / 99%      Comp USA
  Highland Park, IL  60035                                                                                Gold Standard Liquors
                                                                                                          Golfsmith

Dedham                              1959      1993       251,000        33       18        90% / 90%      Ames
  Dedham, MA  02026                                                                                       Cherry & Webb

Eastgate                            1963      1986       159,000        31       17       100% / 99%      Food Lion
  Chapel Hill, NC  27514                                                                                  Southern Season

Ellisburg Circle                    1959      1992       255,000        35       27       100% / 99%      Bed, Bath & Beyond
  Cherry Hill, NJ  08034                                                                                  Ross Dress For Less
                                                                                                          Shop Rite
Escondido Promenade
    Escondido, CA  92029   (7)      1987      1996       223,000        55       18        92% / 92%      Toys R Us
                                                                                                          TJ Maxx

Falls Plaza                         1962      1967        63,000        11        6      100% / 100%      Giant Food
  Falls Church, VA  22046                                                                                 CVS Pharmacy

Feasterville                        1958      1980       104,000         9       12        94% / 94%      Office Max
  Feasterville, PA 19047                                                                                  Genuardi Markets

Federal Plaza                       1970      1989       242,000        38       18        97% / 97%      Comp USA
  Rockville, MD 20852                                                                                     TJ Maxx

Finley Square                       1974      1995       307,000        18       21       100% / 90%      Bed, Bath & Beyond
  Downers Grove, IL 60515                                                                                 Service Merchandise

Flourtown                           1957      1980       187,000        20       15       100% /100%      K Mart
  Flourtown, PA  19031                                                                                    Genuardi Markets

Fresh Meadows                       1949      1997       405,000        69      147        95% / 95%      Cineplex Odeon
  Queens, NY  11365                                                                                       Filene's
                                                                                                          K Mart

                                            Year      Year                      Number of         Occupancy (1)         Principal
                                         Completed  Acquired   Square Feet(1)   Tenants    Acres  Overall / Economic     Tenants
                                         ---------  --------   --------------   ---------  -----  ------------------  --------------
Gaithersburg Square                         1966      1993       204,000           35         17       94% / 81%      Borders Books
  Gaithersburg, MD  20878                                                                                             Bed, Bath &
                                                                                                                      Beyond

Garden Market                               1958      1994       134,000           21         12       90% / 90%      Dominick's
  Western Springs, IL 60558

Governor Plaza                              1963      1985       252,000           22         26       99% / 99%      Office Depot
  Glen Burnie, MD 21961  (3)                                                                                          Syms

Gratiot Plaza                               1964      1973       149,000            3         20      100% / 100%     Bed, Bath and
  Roseville, MI  48066                                                                                                Beyond, Drug
                                                                                                                      Emporium

Hamilton                                    1961      1988       185,000           14         18      100% / 100%     Shop Rite
  Hamilton, NJ  08690  (2)                                                                                            Steven's
                                                                                                                      Furniture A.
                                                                                                                      C. Moore

Huntington                                  1962      1988       274,000           11         21       99% / 96%      Bed, Bath and
  Huntington, NY  11746  (2)                                                                                          Beyond,
                                                                                                                      Service
                                                                                                                      Merchandise,
                                                                                                                      Toys R Us

Idylwood Plaza                              1991      1994        73,000           18          6      100% / 100%     Super Crown
  Falls Church, VA 22030                                                                                              Fresh Fields

Lancaster                                   1958      1980       107,000           17         11       100% /100%     Giant Eagle
  Lancaster, PA 17601  (2)                                                                                            A.C. Moore

Langhorne Square                            1966      1985       208,000           28         21       97% / 79%      Drug Emporium
  Levittown, PA 19056                                                                                                 Marshalls

Laurel Centre                               1956      1986       384,000           52         26       86% / 86%      Giant Food
  Laurel, MD  20707                                                                                                   Marshalls
                                                                                                                      Toys R Us

Lawrence Park                               1972      1980       340,000           40         28       77% / 77%      Acme Markets
  Broomall, PA 19008   (2)                                                                                            Rickel Home
                                                                                                                      Center, TJ
                                                                                                                      Maxx

Loehmann's Plaza                            1971      1983       242,000           52         18       98% / 97%      Loehmann's
  Fairfax, VA 22042  (8)                                                                                              Dress Shop
                                                                                                                      Linens N
                                                                                                                      Things

Magruder's Center                           1955      1997       109,000           22          5       99% / 94%      Magruder's
  Rockville, MD  20852  (5)                                                                                           Tuesday
                                                                                                                      Morning

                                     Year        Year                        Number of                Occupancy (1)
                                  Completed    Acquired    Square Feet (1)    Tenants    Acres      Overall / Economic
                                  ----------   ---------   ---------------   ---------   ------     ------------------
Mid-Pike Plaza                       1963        1982        311,000           22          20            99% / 98%
  Rockville, MD 20852 (2)

Northeast                            1959        1983        302,000           39          19            98% / 98%
  Philadelphia, PA 19114

Northeast Plaza                      1952        1986        446,000           46          44            73% / 72%
  Atlanta, GA 30329

North Lake Commons                   1989        1994        123,000           22          13            95% / 95%
  Lake Zurich, IL 60047

Old Keene Mill                       1968        1976         92,000           20          11            95% / 90%
  Springfield, VA 22152

Old Town Center                      1962        1997         97,000            7           4               n/a
  Los Gatos, CA  95030 (7) (10)

Pan Am                               1979        1993        218,000           30          25            96% / 95%
  Fairfax, VA 22031

Park & Shop                          1930        1995         50,000           11           1            97% / 97%
  Washington, DC 20036

Peninsula Center                     1962        1997        295,000           70          24            94% / 94%
  Palos Verdes, CA 90274

Perring Plaza                        1963        1985        437,000           16          27           100% / 99%
  Baltimore, MD 21134 (3)

Pike 7 Plaza                         1968        1997        163,000           27          13          100% / 100%
  Vienna, VA 22180 (5)

150 Post Street                      1965        1997         95,000           29         0.3            98% / 96%
  San Francisco, CA 94108

Queen Anne Plaza                     1967        1994        149,000           11          18           100% / 100%
  Norwell, MA 02061

                                           Principal
                                            Tenants
                                  ------------------------------
Mid-Pike Plaza                         Bally's Total Fitness
  Rockville, MD 20852 (2)              Filene's Basement
                                       Toys R Us

Northeast                              Burlington Coat Factory
  Philadelphia, PA 19114               Marshalls

Northeast Plaza                        Publix
  Atlanta, GA 30329                    Cinema 12
                                       Mars Music

North Lake Commons                     Dominick's
  Lake Zurich, IL 60047

Old Keene Mill                         Discount Pet Supermarket
  Springfield, VA 22152                Fresh Fields

Old Town Center
  Los Gatos, CA  95030 (7) (10)

Pan Am                                 Micro Center
  Fairfax, VA 22031                    Safeway
                                       MJ Designs

Park & Shop                            Petco
  Washington, DC 20036                 Pizzeria Uno

Peninsula Center                       In Shape
  Palos Verdes, CA 90274               TJ Maxx
                                       Von's Pavilions

Perring Plaza                          Burlington Coat Factory
  Baltimore, MD 21134 (3)              Home Depot
                                       Metro Foods

Pike 7 Plaza                           Staples
  Vienna, VA 22180 (5)                 TJ Maxx

150 Post Street                        Episode
  San Francisco, CA 94108              Williams - Sonoma

Queen Anne Plaza                       TJ Maxx
  Norwell, MA 02061                    Star Markets

                                    Year      Year     Square Feet    Number of         Occupancy (1)        Principal
                                 Completed  Acquired       (1)        Tenants   Acres  Overall/Economic       Tenants
                                 ---------- ---------  ------------   -------   -----  ----------------   -----------------
Quince Orchard                      1975      1993        240,000       30        16       96% / 96%      Circuit City
  Gaithersburg, MD 20877 (6)                                                                              Dyncorp
                                                                                                          MJ Designs

Rutgers                             1973      1988        216,000       17        27       95% / 95%      Edwards Super Food
  Franklin, N.J. 08873 (2)                                                                                K Mart

Saugus Plaza                        1976      1996        171,000        7        19      100% / 100%     K Mart
  Saugus, MA    01906                                                                                     Super Stop & Shop

Shirlington                         1940      1995        361,000       44        16       98% / 98%      Carlyle Grand Cafe
  Arlington, VA 22206                                                                                     Cineplex Odeon

Town & Country                      1962      1997        320,000       97        39       76% / 76%      AMC Theatre
  San Jose, CA  95128 (7)                                                                                 Courtesy Chevrolet
                                                                                                          Playland

Troy                                1966      1980        202,000       20        19       99% / 99%      Comp USA
  Parsippany-Troy,  NJ 07054                                                                              Pathmark
                                                                                                          Toys R Us

Tysons Station                      1954      1978         50,000       16         4      100% / 100%     Linens N Things
  Falls Church, VA  22043

Uptown Shopping Center            Various     1997        100,000       67         7       98% / 98%      Elephant's Delicatessen
  Portland, OR  97210                                                                                     Zupan's Markets

West Falls                          1960      1972         62,000       16         5       91% / 91%      Staples
  Falls Church, VA  22046

Wildwood                            1958      1969         85,000       35        13      100% / 100%     CVS Pharmacy
  Bethesda, MD  20814                                                                                     Sutton Place Gourmet

Williamsburg                        1961      1986        250,000       32        21       99% / 99%      Food Lion
  Williamsburg, VA  23187                                                                                 Peebles
                                                                                                          Rose's

Willow Grove                        1953      1984        227,000       30        14       98% / 98%      Barnes and Noble
  Willow Grove, PA  19090                                                                                 Marshalls
                                                                                                          Toys R Us

The Shops at Willow Lawn            1957      1983        445,000      111        37       91% / 90%      Cineplex Odeon
  Richmond, VA 23230                                                                                      Leggett Stores
                                                                                                          Hannaford Brothers

                                                  Year      Year                     Number of                 Occupancy (1)
                                              Completed   Acquired   Square Feet (1)  Tenants    Acres       Overall / Economic
                                              ----------  ---------  ------------     -------    ------      -------------------
Wynnewood                                        1948       1996       260,000          19         16         85% / 85%
  Wynnewood, PA  19096

Land for Development
--------------------

Woodmont East                                               1997                         1         1
  Bethesda, MD 20814

4929 Bethesda Avenue                                        1997                                 3750sf
  Bethesda, MD  20814

Retail buildings
----------------
  Thirteen buildings in CT                    1900-1991   1994- 1996   231,000          94                    98% / 98%


  Seven buildings in Santa Monica, CA   (9)   1888 - 1995 1996 - 1997  125,000          24          (11)  100% / 100%
  Five buildings in San Diego, CA    (9)      1888 - 1995 1996 - 1997  65,000            1          (12)      n/a
  Two buildings in CA     (9)                    1922     1996 - 1997  21,000            9          (13)   96% / 96%
  Two buildings in FL                            1920       1996       28,000           10                100% / 100%
  One building in MA                             1930       1995       12,000            8                100% / 100%
  Four buildings in NY    (9)                 1937 - 1987   1997       86,000           22                 95% / 93%
  One building in NJ                             1940       1995       11,000            2                100% / 100%
  Three buildings in IL                       1920-1927   1995 - 1997  24,000            4                 86% / 86%


                                                     Principal
                                                      Tenants
                                                  -----------------
Wynnewood                                         Bed, Bath and Beyond
  Wynnewood, PA  19096                            Food Fare

Land for Development
--------------------

Woodmont East
  Bethesda, MD 20814

4929 Bethesda Avenue
  Bethesda, MD  20814

Retail buildings
----------------
  Thirteen buildings in CT                        Barney's
                                                  Eddie Bauer
                                                  Saks Fifth Avenue
  Seven buildings in Santa Monica, CA   (9)
  Five buildings in San Diego, CA    (9)
  Two buildings in CA     (9)
  Two buildings in FL                             Express
  One building in MA
  Four buildings in NY    (9)                     Midway Theatre
  One building in NJ                              Legg Mason
  Three buildings in IL                           Foodstuffs
                                                  Gianni Versace

(1) Overall occupancy is expressed as a percentage of rentable square feet and includes square feet covered by leases for stores not yet opened. Economic occupancy is expressed as a percentage of rentable square feet, but only includes leases currently generating rental income.
(2)   The Trust has a leasehold interest in this property.
(3)   The Trust owns a 99.9% partnership interest in this center.
(4)   The Trust owns a 55.7% equity interest in this center.
(5)   The Trust owns this property in a "downreit" partnership.
(6)   The Trust owns this property subject to a ground lease.
(7) The Trust owns the controlling interest in this center. A minority owner has an interest in the profits of the center.
(8) The Trust has a 1% general partnership interest and manages the partnership. A 99% interest was sold to a limited partner.
(9)   The Trust owns the general partnership interest in these buildings.
(10)  The property is currently under redevelopment
(11) Occupancy is based on four occupied buildings. The other three buildings are under redevelopment.
(12)  All buildings are under redevelopment.
(13) Occupancy is based on one occupied building. The other building is under redevelopment.

Apartments
----------

The following table sets forth information concerning the Trust's apartment development as of December 31, 1997 which is 100% owned by the Trust in fee. This development is not subject to rent control.

                                           Year      Year
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
  Silver Spring, MD
  9 three-story buildings

Apartments
----------

The following table sets forth information concerning the Trust's apartment development as of December 31, 1997 which is 100% owned by the Trust in fee. This development is not subject to rent control.

                                       Year      Year
Property                            Completed  Acquired      Acres        1-BR    2-BR         3-BR    Total     Occupancy
--------------------------------------------------------------------------------------------------------------------------
Rollingwood                            1960      1971          14          58     163           61      282         99%
  Silver Spring, MD
  9 three-story buildings

Item 3.   Legal Proceedings.
------    -----------------

     None

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

     None


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

Market Quotations

                                                  Dividends
     Quarter ended           High       Low         Paid
     -------------           ----       ---       ---------
     December 31, 1997      $27 11/16   $ 25         $.43
     September 30, 1997      27  1/4      24 9/16     .42
     June 30, 1997           28           25 1/8      .42
     March 31, 1997          28  3/4      25 3/4      .42

     December 31, 1996      $28  3/4    $ 22 5/8     $.42
     September 30, 1996      25           21 3/4      .41
     June 30, 1996           23  1/8      20 1/2      .41
     March 31, 1996          23  1/8      20 1/4      .41

     The number of holders of record for Federal Realty's common shares of beneficial interest at December 31, 1997 was 7,505.

     For the years ended December 31, 1997 and 1996, $.19 and $.21, respectively, of dividends paid on common shares represented a return of capital.

     Dividends declared on common shares per quarter during the last two fiscal years were as follows:

     Quarter Ended    1997   1996
     -------------    ----   ----
     March 31         $.42   $.41
     June 30           .42    .41
     September 30      .43    .42
     December 31       .43    .42

     The Trust's common shares of beneficial interest are listed on the New York Stock Exchange.

Item 6.   Selected Financial Data.
          -----------------------

In thousands, except per share data

                            YEAR ENDED DECEMBER 31,

                         1997      1996       1995      1994      1993
OPERATING DATA
-------------------------------------------------------------------------
Rental Income           $188,529  $164,887  $142,841   $128,133  $105,948

Income before gain
on sale of real
estate and extra-
ordinary item             40,129    28,754    23,655     20,466    16,114

Gain (loss) on sale
of real estate             6,375       (12)     (545)       ---       ---

Extraordinary item -
gain (loss) on early
extinguishment of
debt                        ----       ---       ---        ---     2,016

Net income                46,504    28,742    23,110     20,466    18,130

Net income available for
common shareholders       44,627    28,742    23,110     20,466    18,130

Net cash provided
 by operating
 activities (1)           72,170    65,648    65,117     45,199    35,183

Dividends declared
on common shares          66,636    56,607    51,392     48,196    42,021

Weighted average number
of common shares
outstanding:
          basic           38,475    33,175    31,481     30,267    26,559
          diluted         38,988    33,573    31,860     30,679    27,009

PER SHARE:
Earnings per common share:
          basic             1.16       .87       .73        .68       .68
          diluted           1.14       .86       .72        .67       .67

Dividends declared
per common share            1.70      1.66      1.61       1.57      1.55

OTHER DATA
-------------------------------------------------------------------------
Funds from
 Operations (2)           79,733    65,254    57,034     50,404    40,824

BALANCE SHEET DATA
--------------------------------------------------------------------
Real estate
  at cost    $1,453,639  $1,147,865   $1,009,682  $852,722  $758,088

Total assets  1,316,573   1,035,306      886,154   751,804   689,803

Mortgage and
 capital lease
 obligations    221,573     229,189      222,317   235,705   218,545

Notes payable   119,028      66,106       49,980    61,883    30,519

Senior notes    255,000     215,000      165,000       ---       ---

Convertible
  subordinated
  debentures     75,289      75,289       75,289    75,289   115,167

Redeemable preferred
  shares        100,000         ---          ---       ---       ---


Shareholders'
  equity        553,810     388,885      327,468   343,222   283,059
Number of common shares
outstanding      39,148      35,886       32,160    31,609    28,018

(1) Determined in accordance with Financial Accounting Standards Board Statement No. 95.

(2) Defined as income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items and significant nonrecurring events less gains on sale of real estate. Funds from operations differs from net cash provided by operating activities primarily because funds from operations does not include changes in operating assets and liabilities. Funds from operations is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity.

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

     Operating activities generated $72.2 million in 1997, $65.6 million in 1996 and $65.1 million in 1995 of which $62.6 million, $52.1 million, and $47.9 million, respectively, was distributed to shareholders. Net cash provided by operating activities increased from $65.6 million in 1996 to $72.2 million in 1997, principally due to an $11.4 million increase in income before gain on sale of real estate and a $3.2 million increase in depreciation and amortization offset by a $7.2 million increase in cash used for operating activities such as accounts receivable, prepaid expenses and accounts payable. Net cash provided by operating activities increased from $65.1 million in 1995 to $65.6 million in 1996, due principally to a $5.6 million increase in net income and a
$3.4 million increase in depreciation and amortization offset by an $8.5 million increase in cash used for operating activities such as accounts receivable and prepaid expenses.

     During the three year period 1995 through 1997, the Trust expended over $568 million in cash to acquire properties and to improve its properties. In addition, during the same period the Trust invested approximately $25 million in mortgage notes receivable, many of which are convertible into ownership interests in the properties by which they are secured. These expenditures were primarily funded from the proceeds of various debt and equity transactions.

     Over the past three years, the Trust expanded its acquisition efforts by entering new geographic markets, primarily on the West Coast, by entering new product markets with its acquisition of main street retail properties in addition to shopping centers, and by increasing the volume of acquisitions. In 1997 the Trust acquired thirteen main street retail properties and five shopping centers at an initial cost of $258.2 million. On January 22, 1997 the Trust purchased a 5,000 square foot retail building in Chicago, Illinois for cash of $4.2 million. On March 31, 1997 one of two partnerships, formed to purchase property in California, purchased a 15,000 square foot building in Santa Monica, California for $4.0 million and the other purchased a 20,000 square foot building in San Diego, California for $850,000. On September 17, 1997 the latter partnership purchased a second building in Hermosa Beach, California for approximately $1.5 million in cash. On April 17, 1997 a partnership, which the Trust had organized in December 1996, exercised its purchase option on a retail building in Santa Monica, California. The total cost, including the buyout of the existing tenant, was $7.1 million. In accordance with the provisions of the three partnership agreements, the Trust contributed 90% of the purchase costs to the partnerships with the other 10% being contributed by the minority partners.

     In 1997 two limited liability companies, 90% owned by the Trust, were formed to acquire property in New York. On August 28, 1997, one of the companies acquired three buildings in Forest Hills, New York for approximately $12.6 million. On December 16, 1997 the other company purchased a fourth building in Forest Hills for $3.4 million. The Trust contributed 90% of the acquisiton costs in cash to the limited liability companies.

     On September 26, 1997 the Trust purchased the Uptown Shopping Center in Portland, Oregon which consists of 72,000 square feet of retail space and 47 apartment units for $15.7 million. The Trust funded the acquisition of Uptown with proceeds from the sale of other properties. On October 22, 1997 a limited liability company organized by the Trust acquired the Old Town Center in Los Gatos, California for approximately $6.2 million. The property is currently under development. The Trust contributed all but $400,000 of the purchase price and will contribute all amounts necessary to fund the development. The minority partner has an interest in the profits of the property after the Trust receives a stated return on its investment in the property. On October 23, 1997 the Trust purchased, for $20.5 million, a 109,000 square foot mixed use retail and office building located at 150 Post Street in San Francisco, California. On December 5, 1997 the Trust purchased the retail portion of the Fresh Meadows complex in Queens, New York for $49.3 million. The 417,000 square foot retail component consists of main street retail shops and two neighborhood strip shopping centers.

     On March 5, 1997 the Trust, through a limited liability company organized by the Trust, purchased the 320,000 square foot San Jose Town & Country Village Shopping Center in San Jose, California for $42.8 million in cash. Plans call for the current shopping center to be demolished to allow the site to be developed into a main street property. The other member of the limited liability company has a minor interest in the profits. On March 31, 1997 the 159,000 square foot Pike 7 Shopping Center in Tysons Corner, Virginia was purchased for $31.5 million by a partnership formed to own the center. The Trust contributed $30.9 million to the partnership which was used to pay off existing debt on the center. The other partners contributed the shopping center and its existing debt in exchange for partnership units valued at $495,000 which are exchangeable, at the option of the Trust, for cash or 18,074 common shares of the Trust.

     On December 17, 1997 a limited partnership, Federal Realty Partners L.P., organized by the Trust acquired the Magruder's Center and the Courthouse Center, both located in Rockville, Maryland, for $12.6 million. The seller contributed the properties to the limited partnership and received 481,378 partnership units valued at $12.3 million and the Trust contributed $400,000 in cash. The partnership units are exchangeable, at the option of the Trust, for cash or common shares of the Trust. On December 29, 1997 the Trust purchased the 295,000 square foot Peninsula Shopping Center located in the Los Angeles, California suburb of Palos Verdes for a cash purchase price of $43.5 million.

     The Trust made several other real estate acquisitions in 1997. On January 6, the Trust purchased the fee interest in Shillington, Troy and Feasterville Shopping Centers for $1.9 million, $5.7 million and $2.2 million, respectively. The Trust also contracted to purchase the fee interest in Lawrence Park Shopping Center in June 1998 for $8.5 million. In connection with the purchase agreement for Lawrence Park, the Trust, in January 1997, lent the seller $8.4 million at 8% which is due in June 1998. The Trust previously held these properties under capital leases. On February 24, 1997 the Trust purchased a 16 acre tract of land underlying part of the Shops at Willow Lawn for $4.6 million in cash. On June 3, 1997 the Trust exercised its purchase option on a parcel of land adjacent to its Bethesda Row property in Bethesda, Maryland for $5.8 million in cash. The land will be used for future development. In connection with the purchase, a $3.6 million mortgage which the Trust had made to the seller in 1996 was repaid. On July 16, 1997 the Trust purchased a 3,750 square foot parcel of land in Bethesda, Maryland for approximately $800,000. The land, on which there is a vacant retail building, was purchased in order to allow future expansion of the Trust's Bethesda Row property. Proceeds from the sale of other Trust properties were used to fund the acquisition of the two Bethesda purchases.

     In 1997 the Trust invested $50.3 million in improvements to its properties; these improvements included: (1) $9.4 million for the redevelopment of Wynnewood Shopping Center; (2) $5.1 million for the second phase of the redevelopment of Brick Plaza; (3) $4.5 million for the redevelopment of Troy Shopping Center; (4) $2.3 million for the redevelopment of Crossroads Shopping Center; and (5) $3.1 million for the redevelopment of Gratiot Plaza.

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

     On February 28, 1996 the Trust purchased, for cash, two retail buildings in Winter Park, Florida for a cost of $6.8 million. In

1996 the Trust purchased two buildings in Greenwich, Connecticut, one for $3.2 million in cash on May 6 and another for $9.5 million in cash on June 4. On December 31, 1996 the Trust made an investment of $17.6 million for the general partnership interest in two partnerships, one of which owns ten main street retail buildings and the other of which owned a purchase option on a street retail building. The ten buildings, valued at $28 million, are located in Pasadena, Santa Monica and San Diego, California. Nine of the ten buildings are scheduled to be renovated and retenanted. The Trust is contributing 90% of future capital costs. The limited partners who contributed $10.4 million to the partnerships will receive a cumulative return of $762,000 per year. All remaining income and cash available for distribution will be allocated 90% to the Trust and 10% to the minority partners until each receives a return of 10% on its deemed investment and then 60% to the Trust and 40% to the minority partner.

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

     During 1995, $33.8 million was expended on improvements to Trust properties. These improvements included: (1)$3.8 million on the redevelopment of Congressional Plaza in Rockville, Maryland; (2)$5.5 million to complete the redevelopment and retenanting of Gaithersburg Square in Gaithersburg, Maryland; and (3)$5.8 million for the first phase of the renovation of Brick Plaza in Brick, New Jersey.

     The majority of these acquisitions and improvements, as well as debt repayment requirements, were initially financed with borrowings under the Trust's revolving credit facilities. The Trust uses these credit facilities to fund acquisitions and other cash requirements until conditions are favorable for issuing equity or long term debt. In December 1997 the Trust replaced its unsecured medium term revolving credit facilities with four banks with a five year syndicated line, thereby increasing the aggregate amount available from $135 million to $300 million and decreasing the interest rate from LIBOR plus 75 basis points to LIBOR plus 65 basis points. The sydicated line, as did the prior credit facilities, requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At December 31, 1997, 1996 and 1995, $114.8 million, $59.4 million and $40.1 million, respectively, was borrowed under these facilities. The maximum amount borrowed under these facilities during 1997, 1996 and 1995 was $114.8 million, $76.2 million and $66.8 million, respectively. The weighted average interest rate on borrowings during 1997, 1996 and 1995 was 6.5%, 6.4%, and 6.9%, respectively.

     Borrowings on these revolving credit facilities were repaid from a variety of long term debt and equity issues. On February 4, 1997 the Trust sold 3 million common shares to an institutional investor for $28 per share, netting $83.9 million. On July 29, 1997 the Trust sold $40 million of 6.82% Medium Term Notes, netting approximately $39.8 million. On October 6, 1997 the Trust issued 4 million 7.95% Series A Cumulative Redeemable Preferred Shares at $25 per share in a public offering, netting approximately $96.8 million.

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

     In order to minimize the risk of changes in interest rates, in connection with certain debt issues the Trust enters into interest rate hedge agreements. The cost or gain on the hedges is recognized as a component of interest expense over the life of the financing. There were no open agreements at December 31, 1997, but in January 1998 the Trust purchased a Treasury Yield Hedge (notional amount of $50 million) in anticipation of a planned refinancing. The agreement terminates on March 11, 1998.

     The Trust has budgeted approximately $75.0 million for capital improvements to its properties in 1998. These improvements include: (1) $12.0 million for the redevelopment of Old Town Center; (2) $9.7 million to renovate and retenant certain of the San Diego and Santa Monica main street retail properties; (3) $6.7 million to renovate Feasterville Shopping Center; and (4) $4.1 million to complete the renovation and expansion of Gratiot Plaza.

     The Trust's long term debt has varying maturity dates and in a number of instances includes balloon payments or other contractual provisions that could require significant repayments during a particular period. Balloon mortgage obligations of $53.5 million are due in 1998.

     The Trust plans to acquire additional shopping centers and main street retail buildings. Additionally, the Trust has located sites in its core markets where it intends to build new retail properties.

     The Trust will need additional capital in order to fund these acquisitions, expansions, developments and refinancings. Sources of this funding may be additional debt and additional equity. The timing and choice between additional debt or equity will depend upon many factors, including the market price for the Trust's shares, interest rates and the Trust's ratio of debt to net worth. The Trust believes, based on past experience, that it has the access to the capital markets needed to raise this capital.

     On March 10, 1998 the Trust issued $80 million of Medium Term Notes; $39.5 million at 6.74% interest due in 2004 and $40.5 million at 6.99% due in 2006.

Contingencies
-------------

     As previously reported, certain of the Trust's shopping centers have some environmental contamination. The Trust has retained an environmental consultant to investigate contamination at a shopping center in New Jersey. The Trust is evaluating whether it has insurance coverage for this matter. Although the Trust is still investigating the chlorinated solvent contamination in response to NJDEP directives, information collected to date indicates that remediation of this contamination is not likely to have a material effect upon the Trust's financial condition. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

     On December 4, 1997 the Trust purchased the retail portion of a mixed use property located in Queens, New York. Environmental studies performed prior to the acquisition identified petroleum and solvent contamination in the soil and groundwater at various locations at the property. Additional investigation as to the nature and extent of contamination is required at this property.
Although the seller states that it is not responsible for this investigation or remediation, the Trust disagrees and intends to pursue the seller to enforce its obligations with respect to contamination at the property. At this time, the Trust is unable to determine what impact, if any, this situation will have on the Trust's financial condition.

     Pursuant to the provisions of the respective partnership agreements, in the event of the exercise of put options by the other partners, the Trust would be required to purchase the 99% limited partnership interest at Loehmann's Plaza at its then fair market value and an 18.75% interest at Congressional Plaza at its then fair market value.

     Under the terms of certain partnerships, if certain leasing and revenue levels are obtained for the properties, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common shares of the Trust, at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of another partnership, the partners may exchange their 481,378 operating partnership units into cash or common shares of the Trust, at the option of the Trust.

     The Trust is currently working to resolve the potential impact of the year 2000 on the processing of information by the Trust's computerized information systems as well as the potential impact on the operations of its real estate properties by computerized components of its buildings' operating systems.
Based on preliminary information, costs of addressing and solving potential problems are not expected to have a material adverse impact on the Trust's financial position. However, if the Trust's vendors are unable to resolve certain processing issues surrounding services and parts supplied to the Trust's properties, there could be a financial risk. The Trust is making plans to resolve its significant year 2000 issues in a timely manner.


Results of Operations
---------------------

     Net income and funds from operations have been affected by the Trust's recent acquisition, redevelopment and financing activities. The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance which excludes historical cost depreciation, since real estate values have historically risen and fallen with market conditions rather than over time. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry.

     The reconciliation of net income to funds from operations is as follows:

                                         Year ended December 31,
                                             (in thousands)
                                         1997      1996     1995
Net income available for
  common shareholders                  $44,627   $28,742  $23,110
Depreciation and amortization
  of real estate assets                 37,281    34,128   30,986
Amortization of initial direct
  costs of leases                        2,249     2,372    2,393
(Gain) loss on sale of real estate
   and non-recurring items              (4,424)       12      545
                                       -------   -------  -------
Funds from operations for              $79,733   $65,254  $57,034
   common shareholders                 =======   =======  =======

     The Trust's retail leases generally provide for minimum rents with periodic increases. Most retail tenants pay a majority of on-site operating expenses and real estate taxes. Many leases also contain a percentage rent clause which calls for additional rents based on tenant sales, so that at a given sales volume, if prices increase, so does rental income. These features in the Trust leases reduce the Trust's exposure to higher costs caused by inflation, although inflation has not been significant in recent years.

1997 VS. 1996

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 14.3% in 1997 to $188.5 million from $164.9 million in 1996. If properties acquired and sold in 1996 and 1997 are excluded, rental income increased 4.8%. Minimum rents increased 13.8% in 1997 from $131.5 million in 1996 to $149.6 million in 1997. If properties acquired and sold in 1996 and 1997 are excluded, minimum rents increased 3.9%. Thirty-nine percent of the increase in minimum rent in 1997 was from Brick Plaza, Congressional Plaza and Bethesda Row, all of which have recently been redeveloped and retenanted. Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). After removing the effect of properties acquired and sold in 1996 and 1997, real estate tax recovery increased 6%, principally due to reassessments on recently renovated and purchased properties. CAM recovery, excluding 1996 and 1997 acquisitions and dispositions, increased 14% from 1996 to 1997, principally due to increased recovery from properties recently purchased or under redevelopment in 1996.

     Other property income includes items which tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, lease termination fees, late fees and temporary tenant income. Other income was down slightly in 1997 from 1996 and if properties acquired and sold in 1996 and 1997 were excluded, other income was down $1.5 million, principally due to a decrease in lease termination fees.

     Rental expenses rose from $40.7 million in 1996 to $42.8 million in 1997 which represents 21.6% of property income (rental income plus other property income) in 1997 and 23.3% in 1996. If rental expenses are adjusted to remove the effect of properties purchased and sold in 1996 and 1997, rental expenses decreased from $38.9 million in 1996 to $38.1 million in 1997. The primary reason for the decrease from 1996 to 1997 was a decrease in snow removal and other related expenses, such as roof and parking lot repairs. Real estate taxes, which increased from $16.4 million in 1996 to $19.5 million in 1997 primarily due to properties acquired but also due to increased assessments on recent renovations, remained fairly constant as a percentage of property income, 9.8% in 1997 and 9.4% in 1996.

     Depreciation and amortization expenses have increased because of the recent acquisitions and also because of the depreciation on recent tenant work and property improvements.

     Interest income increased from $4.4 million in 1996 to $6.0 million in 1997, primarily because of interest on the mortgage notes receivable issued in 1996 and 1997. Interest expense rose to $47.3 million in 1997 from $45.6 million in 1996, due to interest on the $50 million of senior debentures issued in August 1996, due to interest on the $40 million of medium term notes issued in August 1997, and due to interest from increased usage of the revolving credit facilities, partially offset by an increase in interest capitalized on development projects. The ratio of earnings to combined fixed charges and preferred dividends was 1.64x in 1997; there were no preferred dividends in 1996. The ratio of earnings to fixed charges was 1.70x in 1997 and 1.59x in 1996. The ratio of funds from operations to fixed charges was 2.47x in 1997 and 2.35x in 1996.

     Administrative expenses have increased from $9.1 million in 1996 to $9.8 million in 1997 primarily due to increased personnel costs as the Trust has grown and as it has accelerated its acquisition and development efforts. Administrative expenses as a percentage of total income, however, have dropped from 5.1% in 1996 to 4.8% in 1997.

     In 1997 the Trust incurred $2.0 million of nonrecurring costs associated with a reorganization of its executive management. During the fourth quarter of 1997, the Trust's chief financial officer ("CFO"), resigned from the Trust in order to pursue other interests. Cecily Ward, the Trust's controller for over ten years, has temporarily assumed the CFO's responsibilities while the Trust seeks a new chief financial officer. On December 31, 1997 the employment agreement of the Trust's senior vice-president of acquisitions terminated. Nathan Fishkin, the Trust's senior vice president, real estate, who has been with the Trust for over ten years, has assumed these responsibilities. Hal A. Vasvari, the Trust's chief operating officer, will be leaving the Trust during the first half of 1998 to pursue other interests. Howard Biel, who has over twenty years in the real estate development, leasing and management fields, joined the Trust on January 2, 1998 and is assuming the responsibilities previously handled by Mr. Vasvari.

     Investors' share of operations represents the minority interest in the income of certain properties. The increase from $394,000 in 1996 to $1.3 million in 1997 is primarily due to the fact that since 1995 the Trust has acquired some properties in partnership with others.

     Income before gain or loss on sale of real estate increased from $28.8 million in 1996 to $40.1 million in 1997, reflecting not only the contribution to net income from the Trust's acquisitions but also the contribution from improved operating results of the core portfolio.

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

     As a result of the foregoing items, net income rose from $28.7 million in 1996 to $46.5 million in 1997. Net income available for common shareholders was $44.6 million in 1997 after net income was adjusted for a $1.9 million dividend on the $100 million of 7.95% Series A Culmulative Redeemable Preferred Shares issued on October 6, 1997.

     The Trust intends to continue acquiring retail properties in 1998. If successful in so doing, these acquisitions should contribute to growth in rental income and expenses and, thereby, net income. However, the competitive market for properties may adversely impact the Trust's ability to acquire properties or the price at which they can be acquired. In response to this increasingly competitive environment, the Trust is planning to focus considerable time and resources in the future on development, with the belief that such new development, although not having a positive effect on net income and funds from operations in the very near future, will have a positive impact in the longer term.

     The growth of the net income from the core portfolio is, in part, dependent on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal, and trends in the retailing environment. The Trust currently expects that demand for its retail space should remain at levels similar to those in 1997. However, a weakening of the retail environment could adversely impact the Trust, by increasing vacancies and by decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its retail space.

1996 VS. 1995

     Rental income increased 15.4% in 1996 to $164.9 million from $142.8 million in 1995. If centers acquired and sold in 1995 and 1996 are excluded, rental income increased 6.6% from 1995 to 1996. Minimum rents increased 15.5% in 1996 to $131.5 million from $113.9 million in 1995. If centers acquired and sold in 1995 and 1996 are excluded, minimum rents increased 6.1%. Almost half of the increase in minimum rent was from Congressional Plaza, Brick Plaza and Gaithersburg Square, which have been redeveloped and retenanted. Cost reimbursements consist of tenant reimbursements of real estate taxes and common area maintenance expenses. After removing the effect of properties acquired and sold in 1995 and 1996, real estate tax recovery increased 10.3%. Over half of the increase from 1995 to 1996 was attributable to Congressional Plaza, Brick Plaza and Gaithersburg Square. CAM recovery on the portfolio, adjusted to remove the effect of properties acquired and sold in 1995 and 1996, increased from $12.0 million in 1995 to $13.9 million in 1996, corresponding to increases in CAM expenses in 1996 over 1995, primarily snow removal and related repairs.

     Other property income, which includes items which tend to fluctuate from period to period, increased from $7.4 million in 1995 to $9.8 million in 1996. The increase was due primarily to an increase in lease termination fees.

     Rental expenses increased from $35.1 million in 1995 to $40.7 million in 1996, which represents 23.4% of property income in 1995 and 23.3% in 1996. If rental expenses are adjusted to remove the effect of properties acquired and sold in 1995 and 1996, rental expenses increased $2.3 million or 6.8% due to an increase in snow related expenses and an increase in the write-off of tenant work and lease commissions, often connected with tenants whose leases were terminated. Real estate taxes, while increasing with acquisitions, remained fairly constant as a percentage of property income, 9.6% in 1995 and 9.4% in 1996.

     Depreciation and amortization expenses have increased because of the recent acquisitions and also because of the depreciation on recent tenant work and property improvements.

     Interest income increased slightly from $4.1 million in 1995 to $4.4 million in 1996. Increases in interest income in 1996 from the issuance of $14.3 million in mortgage notes receivable in 1996 were offset by decreases in interest on investments in marketable securities which were sold in 1995. Interest expense increased from $39.3 million in 1995 to $45.6 million in 1996, due to interest on the $50 million of senior debentures issued in 1996 and the $165 million of senior notes issued in 1995, due to interest from increased usage of the revolving credit facilities and due to interest on the mortgage assumed upon the purchase of Bristol Shopping Center. The ratio of earnings to fixed charges was 1.59x in 1996 and 1.55x in 1995. The ratio of funds from operations to fixed charges was 2.35x in both 1996 and 1995.

     Administrative expenses increased from $7.3 million in 1995 or 4.9% of property income, to $9.1 million in 1996 or 5.2% of property income, as the Trust grew and accelerated its acquisition and development efforts. The $1.8 million increase from 1995 to 1996 was primarily due to the write-off of costs associated with unconsummated acquisition and development efforts and due to costs related to the move of the Trust's corporate office.

     Investors' share of operations represented the minority interest in income of three properties during 1995 and 1996. In 1995 minority losses at two properties exceeded the minority net income at Congressional Plaza which was under development in 1995.

     Income before loss on real estate increased from $23.7 million in 1995 to $28.7 million in 1996, reflecting not only the contribution to net income from the Trust's acquisitions but also the contribution from improved operating results of the core portfolio. In 1996 the Trust sold Town & Country Plaza in Hammond, Lousiana for $4.9 million, resulting in a loss of $12,000 while in 1995 the Trust sold North City Plaza for $1.8 million resulting in a loss of $545,000. As a result of the foregoing items, net income rose from $23.1 million in 1995 to $28.7 million in 1996.

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

     Included in Item 14.

Item 9. Disagreements on Accounting and Financial Disclosure.
------------------------------------------------------------

     None.

                                   Part III
                                   --------

Item 10.Directors and Executive Officers of the Registrant.
        ---------------------------------------------------


                     Executive Officers of the Registrant
                     ------------------------------------

     The Executive Officers in 1997 were:

     Name                    Age             Position with Trust
     ----                    ---             -------------------
     Steven J. Guttman       51              President and Chief Executive
                                             Officer and Trustee

     Ron D. Kaplan           34              Senior Vice President-Capital
                                             Markets, Chief Investment Officer

     Catherine R. Mack       53              Vice President-General Counsel
                                             and Secretary

     Mary Jane Morrow        45              Senior Vice President-Finance and
     (resigned as of                         Treasurer
     October 31, 1997)

     Hal A. Vasvari          54              Executive Vice President and
                                             Chief Operating Officer

     Cecily A. Ward          51              Vice President-Controller

Steven J. Guttman has been the Trust's President and Chief Executive Officer since April 1980. Mr. Guttman has been associated with the Trust since 1972, became Chief Operating Officer in 1975 and became a Managing Trustee in 1979.

Ron D. Kaplan joined the Trust in November 1992 as Vice President-Capital Markets. Mr. Kaplan was formerly a Vice President of Salomon Brothers Inc where he was responsible for capital raising and financial advisory services for public and private real estate companies. While at Salomon Brothers which he joined in 1985, he participated in two of the Trust's debt offerings.

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

Mary Jane Morrow joined the Trust in January 1987 as Vice President-Finance and Treasurer. Before joining Federal Realty, Ms.

Morrow was a Partner with Grant Thornton LLP, the Trust's independent accountants. On October 31, 1997 Ms. Morrow resigned to pursue other interests.

Hal A. Vasvari joined Federal Realty Management, Inc., the Trust's former managing agent, in August 1985 as Executive Vice President. In January 1989, Mr. Vasvari became Executive Vice President-Management of the Trust. In December 1994, Mr. Vasvari was appointed Chief Operating Officer. Prior to August 1985, he was director of leasing for Kravco Co., a developer of shopping malls and shopping centers. In 1998 Mr. Vasvari will leave the Trust to pursue other interests.

Cecily A. Ward joined the Trust in April 1987 as Controller. Prior to joining the Trust, Ms. Ward, a certified public accountant, was with Grant Thornton LLP, the Trust's independent accountants.

The schedule identifying Trustees under the caption "Election of Trustees" of the 1998 Proxy Statement is incorporated herein by reference thereto.

Item 11.  Executive Compensation.
--------  -----------------------

The sections entitled "Summary Compensation Table" and "Aggregated Option Exercises in 1997 and December 31, 1997 Option Values" of the 1998 Proxy Statement are incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

The section entitled "Ownership of Shares by Trustees and Officers" of the 1998 Proxy Statement is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

The section entitled "Certain Transactions" of the 1998 Proxy Statement is incorporated herein by reference thereto.

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
          --------------------

     Report of Independent Certified
     Public Accountants                                      F-2

     Consolidated Balance Sheets-
     December 31, 1997 and 1996                              F-3

     Consolidated Statements of
     Operations - years ended
     December 31, 1997, 1996
     and 1995                                                F-4

     Consolidated Statements of
     Shareholders' Equity - years
     ended December 31, 1997, 1996
     and 1995
                                                             F-5

     Consolidated Statements of
     Cash Flows - years ended
     December 31, 1997, 1996 and
     1995                                                    F-6

     Notes to Consolidated
     Financial Statements
     (Including Selected Quarterly
     Data)                                             F-7 - F24


(a)  2. Financial Statement Schedules
        -----------------------------

     Schedule III - Summary of Real Estate
     and Accumulated Depreciation..................... F25 - F28

     Schedule IV - Mortgage Loans on Real
     Estate .......................................... F29 - F30

     Report of Independent Certified
     Public Accountants...................................   F31

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

          (ii) Statement of Designation for Shares, filed on Form 8-K with the Commission on October 3, 1997, is incorporated herein by reference thereto.

          (iii) The 5 1/4% Convertible Subordinated Debenture due 2002 as described in Amendment No. 1 to Form S-3 (File No. 33-15264), filed with the Commission on August 4, 1987 is incorporated herein by reference thereto.

          (iv) Shareholder Rights Plan, dated April 13, 1989, filed with the Commission as an exhibit to the Trust's Current Report on Form 8-K, dated April 13, 1989, is incorporated herein by reference thereto.

          (v) Indenture dated December 13, 1993, related to the Trust's 7.48% Debentures due August 15, 2026, the Trust's 8 7/8% Senior Notes due January 15, 2000, the Trust's 8% Notes due April 21, 2002, the Trust's 6 5/8% Notes due 2005, and the Trust's 6.82% Medium Term Notes due August 1, 2027 filed with the commission on December 13, 1993 as exhibit 4 (a) to the Trust's Registration Statement on Form S-3, (File No. 33-51029) is incorporated herein by reference thereto.

          (vi) Dividend Reinvestment and Share Purchase Plan, dated November 3, 1995, filed with the Commission on Form S-3 on November 3, 1995 (File No. 33-63955) is incorporated herein by reference thereto.

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

          (v) Consultancy Agreement with Daniel M. Lyons dated February 22, 1980, as amended (modified as of December 1, 1983, to provide for an annual cost of living increase, not to exceed 10%).

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

          (viii) Executive Agreement between the Trust and Catherine R. Mack, dated April 13, 1989.

          (ix) Executive Agreement between the Trust and Mary Jane Morrow, dated April 13, 1989.

          (x) Executive Agreement between the Trust and Hal A. Vasvari, dated April 13, 1989.

          (xi) Employment Agreement between the Trust and Catherine R. Mack, dated April 13, 1989.

          (xii) The 1991 Share Purchase Plan, dated January 31, 1991, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference thereto.

          (xiii) Amendment No. 4 to Consultancy Agreement with Samuel J. Gorlitz, filed with the Commission as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

          (xiv) Employment and Relocation Agreement between the Trust and Ron D. Kaplan, dated September 30, 1992, filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

          (xv) Amendment dated October 1, 1992, to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis
          L. Berman filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

          (xvi) Federal Realty Investment Trust Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, are incorporated herein by reference thereto.

The following documents, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 are incorporated herein by reference thereto:

          (xvii) Revolving Credit Agreement dated as of September 1, 1993 among Federal Realty Investment Trust and Corestates Bank.

          (xviii)   Credit Agreement dated as of August 25, 1993 between Federal
          Realty Investment Trust and First Union National Bank of Virginia.

          (xix)     Revolving Credit Agreement dated as of June 22,   1993
          between Federal Realty Investment Trust and Signet Bank/Maryland.

          (xx) Consulting Agreement between Misner Development and Federal Realty Investment Trust.

          (xxi) Fiscal Agency Agreement dated as of October 28, 1993 between Federal Realty Investment Trust and Citibank, N.A.

          (xxii) Credit Agreement dated as of February 11, 1994 between Federal Realty Investment Trust and Mellon Bank as filed as an exhibit to the Trust's Annual Report on Form

          10-K for the year ended December 31, 1993 is incorporated herein by reference thereto.

          (xxiii)   Other Share Award and Purchase Note between Federal Realty
          Investment Trust and Ron D. Kaplan, dated January 1, 1994, filed with the Commission as a portion of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 is incorporated herein by reference thereto.

          (xxiv)    Amended and Restated 1983 Stock Option Plan of   Federal
          Realty Investment Trust and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust, filed with the Commission on August 17, 1994 on Form S-8, (File No. 33-55111) is incorporated herein by reference thereto.

The following documents, filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, are incorporated herein by reference thereto:

          (xxv) Form of Severance Agreement between Federal Realty Investment Trust and Certain of its Officers dated
          December 31, 1994.

          (xxvi) Credit Agreement dated as of September 30, 1994 between Federal Realty Investment Trust and First Union National Bank of Virginia.

          (xxvii)   Second Amendment to Revolving Credit Agreement dated as of
          September 30, 1994 between Federal Realty Investment Trust and Corestates Bank.

          (xxviii) First Amendment to Credit Agreement dated September 30, 1994 between Federal Realty Investment Trust and Mellon Bank.

          (xxix) First Amendment to Revolving Credit Agreement dated September 30, 1994 between Federal Realty Investment Trust and Signet Bank/Maryland.

          (xxx) Exclusive Brokerage Agreement between Street Retail Inc. and Westport Advisors Corporation filed as an exhibit to the Trust's Quarterly Report on Form 10-Q for quarter ended March 31, 1995 is incorporated herein by reference thereto.

The following documents, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 are incorporated herein by reference thereto:

          (xxxi) Non-Exclusive Brokerage Agreement between Federal Realty Investment Trust and Westport Advisors Corporation and Jack Alan Guttman dated August 20, 1995.

          (xxxii)   Exclusive Brokerage Agreement between Street Retail, Inc.
          and Westport Advisors Corporation and Jack

          Alan Guttman dated August 20, 1995.

The following documents, filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, are incorporated herein by reference thereto:

          (xxxiii) Non-Exclusive Brokerage Agreement between Federal Realty Investment Trust, Street Retail, Inc., Westport Realty Advisors, Inc. and Jack Alan Guttman, dated December 3, 1996.

          (xxxiv)   Second and Third Amendments dated as of August 1, 1996 to
          the Credit Agreement dated as of September 30, 1994 between Federal Realty Investment Trust and First Union National Bank of Virginia.

          (xxxv) Third Amendment to Revolving Credit Agreement between Federal Realty Investment Trust and Corestates Bank dated July 1, 1996.

          (xxxvi)   Third Amendment to Revolving Credit Agreement as of August
          7, 1996 by and between Federal Realty Investment Trust and Signet
          Bank.

          (xxxvii) Fourth Amendment to Credit Agreement as of August 9, 1996 by and between Federal Realty Investment Trust and Mellon Bank.

The following are filed as exhibits hereto:

          (xxxviii) Credit Agreement Dated as of December 19, 1997 by and among Federal Realty Investment Trust, as Borrower, The Financial Institutions Party Hereto and Their Assignees Under Section 13.5.(a), as Lenders, Corestates Bank, N.A., as Syndication Agent, First Union National Bank, as Administrative Agent and as Arranger, and Wells Fargo Bank, as Documentation Agent and as Co-Arranger.

          (xxxix)   Performance Share Award Agreement between Federal Realty
          Investment Trust and Steven J. Guttman, as of January 1, 1998.

          (xl) Form of Amended and Restated Restricted Share Award Agreements between Federal Realty Investment Trust and Steven J. Guttman for the years 1998 through 2002.

          (xli) Performance Share Award Agreements between Federal Realty Investment Trust and Ron D. Kaplan, as of January 1, 1998.

          (xlii) Restricted Share Award Agreements between Federal Realty Investment Trust and Ron D. Kaplan, as of January 1, 1998.

          (xliii)   Amended and Restated Employment Agreement between the Trust and Steven J. Guttman as of March 6, 1998.

          (xliv) Amended and Restated Executive Agreement between the Trust and Steven J. Guttman as of March 6, 1998.

          (xlv) Executive Agreement between the Trust and Ron D. Kaplan as of March 6, 1998.

          (xlvi) Amended and Restated Severance Agreement between the Trust and Ron D. Kaplan as of March 6, 1998.

          (xlvii)   Severance Agreement between the Trust and Catherine R. Mack as of March 6, 1998.

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

     (24) Power of attorney................................*

     (27) Financial Data Schedule..........................+

     (99) Additional exhibits..............................*

(b)  Reports on Form 8-K Filed during the Last Quarter
     -------------------------------------------------

          A Form 8-K, dated September 30, 1997, was filed in response to Item 5.

          A Form 8-K, dated March 5, 1997, was filed in response to Item 5.

          A Form 8-K, dated October 3, 1997, was filed in response to Item 7.(c)99.

_________
*  Not applicable.
+  For Edgar filing only.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FEDERAL REALTY INVESTMENT TRUST

Date:     March 11, 1998            By:Steven J. Guttman
                                       -----------------
                                       Steven J. Guttman
                                       President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                     Title                 Date
----------                     -----                 ----

                           President and
                           Trustee (Chief
Steven J. Guttman          Executive Officer)      March 11, 1998
-------------------------                          ---------------------
Steven J. Guttman

                           Vice-President and
                           Controller (Principal
Cecily A. Ward             Accounting Officer)     March 11, 1998
-------------------------                          ---------------------
Cecily A. Ward

Dennis L. Berman           Trustee                 March 11, 1998
-------------------------                          ---------------------
Dennis L. Berman

Kenneth D. Brody           Trustee                 March 11, 1998
-------------------------                          ---------------------
Kenneth D. Brody

A. Cornet de Ways Ruart    Trustee                 March 11, 1998
-------------------------                          ---------------------
A. Cornet de Ways Ruart

Samuel J. Gorlitz          Trustee                 March 11, 1998
-------------------------                          ---------------------
Samuel J. Gorlitz

Kristin Gamble             Trustee                 March 11, 1998
-------------------------                          ---------------------
Kristin Gamble

Walter F. Loeb             Trustee                 March 11, 1998
-------------------------                          ---------------------
Walter F. Loeb

Donald H. Misner           Trustee                 March 11, 1998
-------------------------                          ---------------------
Donald H. Misner

Mark S. Ordan              Trustee                 March 11, 1998
-------------------------                          ---------------------
Mark S. Ordan

George L. Perry            Trustee                 March 11, 1998
-------------------------                          ---------------------
George L. Perry

                           FINANCIAL STATEMENTS AND
                                   SCHEDULES

                                      F1

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Trustees and Shareholders
Federal Realty Investment Trust

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Realty Investment Trust as of December 31, 1997 and 1996 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Grant Thornton LLP
Washington, D.C.
February 5, 1998

                                      F2

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                          December 31,              December 31,
                                                                             1997                      1996
                                                                         -------------             -------------
                                                                                      (in thousands)
                          ASSETS
Investments
  Real estate, at cost                                                     $1,453,639                $1,147,865
  Less accumulated depreciation and amortization                             (247,497)                 (223,553)
                                                                           ----------                ----------
                                                                            1,206,142                   924,312
  Mortgage notes receivable                                                    38,360                    27,913
                                                                           ----------                ----------
                                                                            1,244,502                   952,225
Other Assets
  Cash                                                                         17,043                    11,041
  Notes receivable - officers                                                   1,190                     1,183
  Accounts receivable                                                          17,604                    16,111
  Prepaid expenses and other assets, principally deposits on real estate,
    property taxes and lease commissions                                       32,128                    51,374
  Debt issue costs                                                              4,106                     3,372
                                                                           ----------                ----------
                                                                           $1,316,573                $1,035,306
                                                                           ==========                ==========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                           $125,940                  $130,613
  Mortgages payable                                                            95,633                    98,576
  Notes payable                                                               119,028                    66,106
  Accrued expenses                                                             23,419                    20,405
  Accounts payable                                                              7,093                     6,783
  Dividends payable                                                            18,368                    15,072
  Security deposits                                                             4,423                     3,515
  Prepaid rents                                                                 2,818                     3,801
Senior notes and debentures                                                   255,000                   215,000
5 1/4% Convertible subordinated debentures                                     75,289                    75,289
Investors' interest in consolidated assets                                     35,752                    11,261
Commitments and contingencies                                                       -                         -

Shareholders' equity
  7.95% Series A Cumulative Redeemable Preferred Shares,
   liquidation preference $25 per share, 4,000,000 shares issued in 1997      100,000                         -
  Common shares of beneficial interest, no par
    or stated value, unlimited authorization,
    issued 39,200,201 and 35,948,044 shares,
    respectively                                                              684,823                   597,917
  Accumulated dividends in excess of Trust net income                        (222,709)                 (200,700)
                                                                           ----------                ----------
                                                                              562,114                   397,217

Less 52,386 and 62,386 common shares in treasury - at cost, respectively,
  deferred compensation and subscriptions receivable                           (8,304)                   (8,332)
                                                                           ----------                ----------
                                                                              553,810                   388,885
                                                                           ----------                ----------
                                                                           $1,316,573                $1,035,306
                                                                           ==========                ==========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year ended December 31,
                                                               1997           1996            1995
                                                            ---------       ---------       ---------
(In thousands, except per share data)
Revenue
  Rental income                                             $188,529        $164,887        $142,841
  Interest and other income                                    6,037           4,352           4,113
  Other property income                                        9,705           9,816           7,435
                                                           ---------       ---------       ---------
                                                             204,271         179,055         154,389

Expenses
  Rental                                                      42,844          40,687          35,093
  Real estate taxes                                           19,525          16,411          14,471
  Interest                                                    47,288          45,555          39,268
  Administrative                                               9,793           9,100           7,305
  Other charges                                                1,951               -               -
  Depreciation and amortization                               41,399          38,154          34,901
                                                           ---------       ---------       ---------
                                                             162,800         149,907         131,038
                                                           ---------       ---------       ---------
Operating income before investors' share
  of operations  and gain (loss) on sale of real estate       41,471          29,148          23,351

  Investors' share of operations                              (1,342)           (394)            304
                                                           ---------       ---------       ---------

Income before gain (loss) on sale of real estate              40,129          28,754          23,655

  Gain (loss)  on sale of real estate                          6,375             (12)           (545)
                                                           ---------       ---------       ---------
          Net income                                          46,504          28,742          23,110

Dividends on preferred stock                                  (1,877)              -               -
                                                           ---------       ---------       ---------
          Net income available for common shareholders       $44,627         $28,742         $23,110
                                                           =========       =========       =========
Earnings per common share, basic
    Income before gain (loss) on sale of real estate           $0.99           $0.87           $0.75
    Gain (loss) on sale of real estate                          0.17               -           (0.02)
                                                           ---------       ---------       ---------
                                                               $1.16           $0.87           $0.73
                                                           =========       =========       =========
    Weighted average number of common shares, basic           38,475          33,175          31,481
                                                           =========       =========       =========
Earnings per common share, diluted
    Income before gain (loss) on sale of real estate           $0.98           $0.86           $0.74
    Gain (loss) on sale of real estate                          0.16               -           (0.02)
                                                           ---------       ---------       ---------
                                                               $1.14           $0.86           $0.72
                                                           =========       =========       =========
    Weighted average number of common shares, diluted         38,988          33,573          31,860
                                                           =========       =========       =========

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Year ended December 31,
                                                            1997                       1996                     1995
                                                  -----------   ---------    ----------   ---------   ----------    ----------
(In thousands, except share amounts)                Shares       Amount        Shares       Amount      Shares        Amount
Common Shares of Beneficial Interest
  Balance, beginning of year                      35,948,044     $597,917     32,221,670   $508,870    31,669,434    $496,958
  Exercise of stock options                           76,184        1,604        126,918      2,705        20,744         390
  Shares issued under dividend reinvestment plan     153,973        4,115        181,274      4,057       193,965       4,181
  Shares granted under bonus plan                     22,000          686              -          -
  Shares issued to purchase shopping center                -            -              -          -       337,527       7,341
  Net proceeds from sale of shares                 3,000,000       83,925      3,418,182     82,285             -           -
  Cost of 7.95% Series A Cumulative Preferred
    Shares                                                         (3,424)             -          -             -           -
                                                 -----------    ---------     ----------   --------    ----------   ---------
  Balance, end of year                            39,200,201     $684,823     35,948,044   $597,917    32,221,670    $508,870
                                                 ===========    =========     ==========   ========    ==========   =========




7.95% Series A Cumulative Redeemable Preferred
    Shares
  Balance, beginning of year                               -     $      -
  Gross proceeds from sale of shares               4,000,000      100,000
                                                 -----------    ---------
  Balance, end of year                             4,000,000     $100,000
                                                 ===========    =========




Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of year                        (480,948)     ($8,332)      (500,095)   ($8,567)     (539,188)    ($9,130)
  Amortization of deferred compensation               30,125          480         30,250        482        32,875         547
  Deferred compensation under bonus plan             (22,000)        (621)             -          -             -           -
  Net (increase) decrease in stock option loans      (14,166)        (299)       (10,167)      (242)        5,971          20
  Reissuance (purchase) of treasury shares            10,000          184         (2,186)       (24)       (1,128)        (25)
  Purchase  under share purchase plan                 19,878          284          1,250         19         1,375          21
                                                 -----------    ---------     ----------   --------    ----------   ---------
  Balance, end of year                              (457,111)     ($8,304)      (480,948)   ($8,332)     (500,095)    ($8,567)
                                                 ===========    =========     ==========   ========    ==========   =========




Accumulated Dividends in Excess of Trust Net
    Income
  Balance, beginning of year                                    ($200,700)                ($172,835)                ($144,553)
  Net income                                                       46,504                    28,742                    23,110
  Dividends declared to common shareholders                       (66,636)                  (56,607)                  (51,392)
  Dividends declared to preferred shareholders                     (1,877)                        -                         -
                                                                ---------                  --------                 ---------
  Balance, end of year                                          ($222,709)                ($200,700)                ($172,835)
                                                                =========                  ========                 =========


The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year ended December 31,
(In thousands)                                                                     1997            1996             1995
                                                                               -----------      -----------     -----------
OPERATING ACTIVITIES
  Net income                                                                      $46,504         $28,742           $23,110
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                                                 41,399          38,153            34,900
     Rent abatements in lieu of leasehold improvements,
      net of tenant improvements retired                                             (930)           (121)             (951)
     Imputed interest and amortization of debt cost                                   672             696               731
     Amortization of deferred compensation and
      forgiveness of officers' notes                                                  984             496               531
    (Gain) loss on sale of real estate                                             (6,375)             12               545
     Payment of trustees' fees in shares                                               92             104               136
  Changes in assets and liabilities
     Decrease (increase) in accounts receivable                                    (1,493)         (1,020)              932
     Increase in prepaid expenses and other
      assets before depreciation and amortization                                 (11,263)         (7,665)           (4,768)
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                                             (287)          3,133             1,453
     Increase  in accrued expenses                                                  2,867           3,118             8,498
                                                                               ----------      ----------        ----------
  Net cash provided by operating activities                                        72,170          65,648            65,117

INVESTING ACTIVITIES
  Acquisition of real estate                                                     (251,351)        (85,792)         (105,096)
  Capital expenditures                                                            (50,349)        (42,356)          (33,829)
  Decrease (increase) in deposit on purchase of real estate                        23,447         (23,401)                -
   Issuance  of mortgage notes receivable, net                                    (10,447)        (14,352)             (383)
   Issuance of notes receivable - officers, net                                        (7)           (188)             (215)
  Proceeds from sale of real estate                                                 9,364           4,680             1,782
  Net (increase) decrease  in temporary investments                                                  (410)            3,381
                                                                               ----------      ----------        ----------
  Net cash used in investing activities                                          (279,343)       (161,819)         (134,360)

FINANCING ACTIVITIES
  Regular payments on mortgages, capital leases and notes payable                  (2,212)         (2,735)           (2,289)
  Balloon payments on mortgages and capital leases,
    including prepayment fees                                                      (1,500)         (3,000)          (23,601)
  Borrowing (repayment) of short-term debt, net                                    55,391          19,290           (14,635)
  Issuance of senior notes, net of costs                                           39,750          49,749           163,384
  Dividends paid                                                                  (62,621)        (52,084)          (47,918)
  Issuance of common shares                                                        86,893          86,054             1,682
  Issuance of preferred shares                                                     96,576
  Increase (decrease) in minority interest                                            898            (583)             (854)
                                                                               ----------      ----------        ----------
  Net cash  provided by financing activities                                      213,175          96,691            75,769
                                                                               ----------      ----------        ----------

Increase (decrease) in cash                                                         6,002             520             6,526

Cash at beginning of year                                                          11,041          10,521             3,995
                                                                               ----------       ---------        ----------
Cash at end of year                                                               $17,043         $11,041           $10,521
                                                                               ==========       =========        ==========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996, and 1995


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

     The Trust consolidates the financial statements of five wholly owned corporate subsidiaries, one other corporation, eighteen partnerships, and a joint venture. The equity interests of other investors are reflected as investors' interest in

                                      F7
consolidated assets. All significant intercompany transactions and balances are eliminated.

     The Trust defines cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances may exceed insurable amounts.

     The Trust occasionally enters into derivative contracts prior to a scheduled financing or refinancing in order to minimize the risk of changes in interest rates. The derivative contracts are designated as hedges when acquired. The cost or gain on these transactions is recognized as a component of interest expense over the life of the financing. The Trust does not use derivative financial instruments for trading or speculative purposes. There were no open derivative contracts at December 31, 1997.

     In 1997 the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 - "Earnings Per Share". Statement 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principles Board Opinion No. 15 with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Trust. Options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

     The following table sets forth the reconciliation between basic and diluted
EPS:

                                      1997      1996      1995
                                      ----      ----      ----
Numerator
---------
Net income available for common
  shareholders - basic               $44,627   $28,742   $23,110
Income attributable to
   operating partnership units            32
                                     -------   -------   -------
Net income available for common
   shareholders - diluted            $44,659   $28,742   $23,110

Denominator
-----------
Denominator for basic EPS-
   weighted average shares            38,475    33,175    31,481
Effect of dilutive securities
  Stock options and awards               494       398       379
  Operating partnership units             19
                                     -------   -------   -------
Denominator for diluted EPS           38,988    33,573    31,860

     Inherent in the preparation of the Trust's financial statements are certain estimates. These estimates are prepared

                                      F8
using management's best judgment, after considering past and current events.

     In 1997 the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 131-"Disclosures about Segments of an Enterprise and Related Information" which established standards for reporting information about operating segments. In 1997 the Financial Accounting Standards Board also issued statement of Financial Accounting Standards No. 130-"Reporting Comprehensive Income" which established standards for reporting and displaying comprehensive income and its components. The Trust is required to adopt these two standards with its December 31, 1998 financial statements. The Trust will be analyzing both standards during 1998 to determine what disclosures will be required.


NOTE 1: REAL ESTATE AND ENCUMBRANCES

          A summary of the Trust's properties at December 31, 1997 is as follows:

                                            Accumulated
                                          depreciation and
                                Cost        amortization     Encumbrances
                                ----        ------------     ------------
(in thousands)
Retail properties               $1,241,087      $186,195      $ 95,633
Retail properties
  under capital leases             205,979        56,356       125,940
Apartments                           6,573         4,946             -
                                ----------      --------      --------
                                $1,453,639      $247,497      $221,573
                                ==========      ========      ========

     The Trust's 101 retail properties are located in 14 states and the District of Columbia. There are approximately 2,175 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants account for 5% or more of revenue.

     In 1997 the Trust acquired thirteen main street retail properties and five shopping centers at an initial cost of $258.2 million. On January 22, 1997 the Trust purchased a 5,000 square foot retail building in Chicago, Illinois for cash of $4.2 million. On March 31, 1997 two partnerships were formed to purchase property in California. One of the partnerships purchased a 15,000 square foot building in Santa Monica, California for $4.0 million and the other purchased a 20,000 square foot building in San Diego, California for $850,000. On September 17, 1997 the latter partnership purchased a second building in Hermosa Beach, California for approximately $1.5 million in cash. On April 17, 1997 a partnership which the Trust had organized in December 1996 exercised its purchase option on a retail building in Santa Monica, California. The total cost, including the buyout of the existing tenant, was $7.1 million. In accordance with the provisions of the three partnership agreements, the Trust contributed 90% of the purchase costs to

                                      F9
the partnerships with the other 10% being contributed by the minority interests.

     On August 28, 1997, a limited liability company, of which the Trust owns 90%, acquired three buildings in Forest Hills, New York for approximately $12.6 million. On December 16, 1997 another limited liability company, of which the Trust owns 90%, purchased a fourth building in Forest Hills for $3.4 million. The Trust contributed 90% of the acquisition costs in cash to the limited liability companies. Commissions of $291,000 were paid to a company owned by a brother of the Trust's president in connection with these acquisitions.

     On September 26, 1997 the Trust purchased the Uptown Shopping Center in Portland, Oregon which consists of 72,000 square feet of retail space and 47 apartment units for $15.7 million. The Trust funded the acquisition of Uptown with proceeds from the sale of other properties. On October 22, 1997 a limited liability company organized by the Trust acquired the Old Town Center in Los Gatos, California for approximately $6.2 million. The property is currently under development. The Trust contributed all but $400,000 of the purchase price and will contribute all amounts necessary to fund the development. The minority partner has an interest in the profits of the property after the Trust receives a stated return on its investment in the property. On October 23, 1997 the Trust purchased, for $20.5 million, a 109,000 square foot mixed use retail and office building located at 150 Post Street in San Francisco, California. On December 5, 1997 the Trust purchased the retail portion of the Fresh Meadows complex in Queens, New York for $49.3 million. The 417,000 square foot retail component consists of main street retail shops and two neighborhood strip shopping centers.

     On March 5, 1997 the Trust, through a limited liability company organized by the Trust, purchased the 320,000 square foot San Jose Town & Country Village Shopping Center in San Jose, California for $42.8 million in cash. Plans call for the current shopping center to be demolished to allow the site to be developed into a main street property. The other member of the limited liability company has a minor interest in the profits. On March 31, 1997 the 159,000 square foot Pike 7 Shopping Center in Tysons Corner, Virginia was purchased for $31.5 million by a partnership formed to own the center. The Trust contributed $30.9 million to the partnership which was used to pay off existing debt on the center. The other partners contributed the shopping center and its existing debt in exchange for partnership units valued at $495,000 which are exchangeable, at the option of the Trust, for cash or 18,074 common shares of the Trust.

     On December 17, 1997 a limited partnership, Federal Realty Partners L.P., organized by the Trust acquired the Magruder's Center and the Courthouse Center, both located in Rockville, Maryland, for $12.6 million. The seller contributed the properties to the limited partnership and received 481,378 partnership units valued at $12.3 million and the Trust contributed $400,000 in cash. The partnership units are exchangeable, at the option of the Trust, for cash or common shares of the Trust. On December 29, 1997 the Trust purchased

                                      F10
the 295,000 square foot Peninsula Shopping Center located in the Los Angeles, California suburb of Palos Verdes at a cash purchase price of $43.5 million.

     The Trust made several other real estate acquisitions in 1997. On January 6, the Trust purchased the fee interest in Shillington, Troy and Feasterville Shopping Centers for $1.9 million, $5.7 million and $2.2 million, respectively. The Trust also contracted to purchase the fee interest in Lawrence Park Shopping Center in June 1998 for $8.5 million. In connection with the purchase agreement for Lawrence Park, the Trust, in January 1997, lent the seller $8.8 million at 8% which is due in June 1998. The Trust previously held these properties under capital leases. On February 24, 1997 the Trust purchased a 16 acre tract of land underlying part of the Shops at Willow Lawn for $4.6 million in cash. On June 3, 1997 the Trust exercised its purchase option on a parcel of land adjacent to its Bethesda Row property in Bethesda, Maryland for $5.8 million in cash. The land will be used for future development. In connection with the purchase, a $3.6 million mortgage which the Trust had made to the seller in 1996 was repaid. On July 16, 1997 the Trust purchased a 3,750 square foot parcel of land in Bethesda, Maryland for approximately $800,000. The land, on which there is a vacant retail building, was purchased in order to allow future expansion of the Trust's Bethesda Row property. Proceeds from the sale of other Trust properties were used to fund the acquisition of the two Bethesda purchases.

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

     On February 28, 1996 the Trust purchased, for cash, two retail buildings in Winter Park, Florida for a cost of $6.8 million. In 1996 the Trust purchased two buildings in Greenwich, Connecticut, one for $3.2 million in cash on May 6 and another for $9.5 million in cash on June 4. On December 31, 1996 the Trust made an investment of $17.6 million for the general partnership interest in two partnerships, one of which owns ten street retail buildings and the other of which owned a purchase option on a street retail building. The ten buildings, valued at $28 million, are located in Pasadena, Santa Monica and San Diego,

                                      F11

California. Nine of the ten buildings are scheduled to be renovated and retenanted. The Trust is contributing 90% of future capital costs. The limited partners who contributed $10.4 million to the partnerships will receive a cumulative return of $762,000 per year. All remaining income and cash available for distribution will be allocated 90% to the Trust and 10% to the minority partner until each receives a return of 10% on its deemed investment and then 60% to the Trust and 40% to the minority partner.

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

     On May 13, 1997 the Trust sold Town & Country Shopping Center in Springfield, Illinois for $7.5 million, resulting in a gain of $5.3 million. On May 30, 1997 Shillington Shopping Center in Shillington, Pennsylvania was sold for $4.6 million, resulting in a gain of $1.7 million. As previously stated, the proceeds from these sales were used to fund the acqusition of two plots of land in Bethesda, Maryland and of Uptown Shopping Center in Portland, Oregon. On September 25, 1997 the Trust sold Brainerd Village Shopping Center in Chattanooga, Tennessee for $10.2 million, resulting in a loss of $659,000.

     On December 31, 1996 the Trust sold Town and Country Shopping Center in Hammond, Louisiana for $4.9 million, resulting in a loss of $12,000.

     On August 1, 1995 the Trust sold North City Shopping Center in New Castle, Pennsylvania for $1.8 million, resulting in a loss of $545,000.

     On April 17, 1997 the Trust made a $3.9 million loan to certain of its partners. The loan with a balance of $4.2 million at December 31, 1997 is secured by property in Santa Monica,

                                      F12

California, earns interest at 10% and participates in certain revenues and appreciation of the property. The loan matures on May 1, 2007.

     On April 22, 1996 the Trust made a $9.2 million convertible participating loan to a partnership, secured by retail properties in Philadelphia, Pennsylvania. The loan bears interest at 10% plus additional interest based upon the gross income of the secured properties. In addition, upon sale of the properties, the Trust will share in the appreciation of the properties. From and after April 2006, which date may be extended to April 2008, the Trust has the option to convert the loan into a partnership interest in the properties. From 1995 to 1997 the Trust made additional loans, totaling $3.0 million, secured by properties in Philadelphia, to partnerships with common ownership to the partnership above. One loan bears interest at 5% and the others at the greater of prime plus 2% or 10%. The loans, which were originally due in November 1997, were extended and refinanced on January 14, 1998. The new loan, which is available for up to $25 million, bears interest at 10% and is due May 1, 2021. From and after May 2006, which date may be extended to April 2008, the Trust has the option to convert the loan into a partnership interest in the properties.

     The Trust held two other mortgage loans at December 31, 1997, 1996 and 1995. The notes, which total approximately $13.2 million, bear interest at 10% and were issued in connection with the acquisition of Trust properties.

     Mortgages payable and capital lease obligations are due in installments over various terms extending to 2001 and 2060, respectively, with actual or imputed interest rates ranging from 7.9% to 11.25%. Certain of the mortgage and capital lease obligations require additional interest payments based upon property performance. On September 30, 1997 the Trust repaid a $1.5 million mortgage on Northeast Shopping Center in Philadelphia, Pennsylvania.

     Aggregate mortgage principal payments due during the next four years are $54.5 million, $532,000, $583,000, and $30.7 million, respectively.

     Future minimum lease payments and their present value for property under capital leases as of December 31, 1997, are as follows:

Year ending December 31,                     (in thousands)
1998                                             $  11,737
1999                                                11,299
2000                                                11,736
2001                                                11,736
2002                                                11,528
Thereafter                                         526,207
                                                  --------
                                                   584,243
Less amount representing interest                 (458,303)
                                                  --------
Present value                                    $ 125,940
                                                  ========

Leasing Arrangements
--------------------

                                      F13

     The Trust's leases with retail property and apartment tenants are classified as operating leases. Leases on apartments are generally for a period of one year, whereas retail property leases generally range from three to 10 years and usually provide for contingent rentals based on sales and sharing of certain operating costs.

     The components of rental income are as follows:


(in thousands)                                                 Year ended December 31,
                                                           1997          1996        1995
                                                           ----          ----        ----
Retail properties
  Minimum rents                                          $147,147     $129,077    $111,454
  Cost reimbursements                                      34,089       28,805      23,961
  Percentage rent                                           4,801        4,550       4,977
Apartments - rents                                          2,492        2,455       2,449
                                                         --------     --------    --------
                                                         $188,529     $164,887    $142,841
                                                         ========     ========    ========

     The components of rental expense are as follows:


(in thousands)                                                     Year ended December 31,
                                                             1997         1996       1995
                                                             ----         ----       ----
Management fees and costs                                $  8,452     $  7,264    $  5,707
Repairs and maintenance                                    12,634       11,865       8,140
Utilities                                                   5,957        5,350       4,936
Payroll - properties                                        3,432        3,032       3,230
Ground rent                                                 2,602        2,851       2,852
Insurance                                                   2,227        2,183       2,281
Other operating                                             7,540        8,142       7,947
                                                         --------     --------    --------
                                                         $ 42,844     $ 40,687    $ 35,093
                                                         ========     ========    ========

     Minimum future retail property rentals on noncancelable operating leases as of December 31, 1997 are as follows:

Year ending December 31,                         (in thousands)
1998                                              $  162,415
1999                                                 149,405
2000                                                 134,142
2001                                                 117,651
2002                                                  99,827
Thereafter                                           489,684
                                                  ----------
                                                  $1,153,124
                                                  ==========

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

                                      F14

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

                       December 31, 1997   December 31, 1996
(in thousands)         Carrying    Fair    Carrying    Fair
                        Value     Value     Value     Value
                       --------  --------  --------  --------
Cash & equivalents     $ 17,043  $ 17,043  $ 11,041  $ 11,041
Investments               1,304     1,304       671       671
Mortgage notes
 receivable              38,360    39,864    27,913    28,945
Mortgages and notes
 payable                214,692   218,194   164,682   168,276
Convertible
 debentures              75,289    70,772    75,289    68,889
Senior notes            255,000   264,291   215,000   221,635

NOTE 3. NOTES PAYABLE
---------------------

     At December 31, 1997 and 1996 the Trust had notes payable of $119.0 million and $66.1 million, respectively. Of these balances, $114.8 million in 1997 and $59.4 million in 1996 were issued under the Trust's revolving credit facilities.

     The remaining balance of notes payable was issued in connection with the acquisition, leasing or renovation of properties. A $2.5 million non-interest bearing note issued in September 1995 in connection with a lease transaction at Barracks Road was repaid in 1997. A note, with a balance of $1.2 million at December 31, 1997 and $1.3 million at December 31, 1996, was issued in connection with the buy out of a tenant at Queen Anne Plaza in January 1995. The non-interest bearing note of $2.2 million, due in annual installments of $200,000 for eleven years, was recorded at its discounted value using an interest rate of 8 7/8%.

     A 10% note, payable in equal monthly installments with a final maturity in 2013, issued in connection with the renovation of Perring Plaza had a balance of $2.8 million in 1997 and $2.9 million in 1996. A $3.0 million note issued in connection with the acquisition of Federal Plaza was paid in 1996.

     In December 1997 the Trust replaced its unsecured medium term revolving credit facilities with four banks with a five year syndicated line, thereby increasing the aggregate amount

                                      F15
available from $135 million to $300 million and decreasing the interest rate from LIBOR plus 75 basis points to LIBOR plus 65 basis points. The syndicated line requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

     The maximum drawn under these facilities during 1997, 1996 and 1995 was $114.8 million, $76.2 million and $66.8 million, respectively. In 1997, 1996 and 1995 the weighted average interest rate on borrowings was 6.5%,6.4% and 6.9%, respectively, and the average amount outstanding was $59.9 million, $47.2 million and $26.7 million, respectively.

NOTE 4. DIVIDENDS
-----------------

     On November 24, 1997 the Trustees declared a quarterly cash dividend of $.43 per common share, payable January 15, 1998 to common shareholders of record January 2, 1998. For the years ended December 31, 1997, 1996 and 1995, $.19, $.21, and $.43 of dividends paid per common share, respectively, represented a return of capital.

     On November 24, 1997 the Trustees declared a quarterly cash dividend of $.49688 per share on its Series A Cumulative Redeemable Preferred Shares, payable on February 2, 1998 to shareholders of record on January 15, 1998.

NOTE 5. COMMITMENTS AND CONTINGENCIES
-------------------------------------

     Pursuant to the provisions of the Loehmann's Plaza Limited Partnership Agreement, on or after September 1, 1995 the limited partner may require the Trust to purchase his interest in the Partnership at its then fair market value.

     The Congressional Plaza Shopping Center Joint Venture Agreement provides that upon six months advance notice the Trust can be required to purchase its pro rata share of one venturer's 18.75% or greater joint venture interest for a purchase price based on the appraised fair market value of the shopping center, but no less than the percentage of joint venture interest being sold multiplied by the difference between $17.5 million and the remaining principal balance of any liabilities of the Joint Venture.

     Under the terms of certain partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners.
If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of another partnership, the partners may exchange their 481,378 operating partnership units into cash or common shares of the Trust, at the option of the Trust.

                                      F16

     As previously reported, certain of the Trust's shopping centers have some environmental contamination. The Trust has retained an environmental consultant to investigate contamination at a shopping center in New Jersey. The Trust is evaluating whether it has insurance coverage for this matter. Although the Trust is still investigating the chlorinated solvent contamination in response to NJDEP directives, information collected to date indicates that remediation of this contamination is not likely to have a material effect upon the Trust's financial condition. The Trust has also identified chlorinated solvent contamination at another property. The contamination appears to be linked to the current and/or previous dry cleaner. The Trust intends to look to the responsible parties for any remediation effort. Evaluation of this situation is preliminary and it is impossible, at this time, to estimate the range of remediation costs, if any.

     On December 4, 1997 the Trust purchased the retail portion of a mixed use property located in Queens, New York. Environmental studies performed prior to the acquisition identified petroleum and solvent contamination in the soil and groundwater at various locations at the property. Additional investigation as to the nature and extent of contamination is required at this property.
Although the seller states that it is not responsible for this investigation or remediation, the Trust disagrees and intends to pursue the seller to enforce its obligations with respect to contamination at the property. At this time, the Trust is unable to determine what impact, if any, this situation will have on the Trust's financial condition.

     A nonqualified deferred compensation plan for Trust officers was established in 1994. The plan allows the officers to defer future income until the earlier of age 65 or termination of employment with the Trust. As of December 31, 1997, the Trust is liable to participants for approximately $1.3 million under this plan. Although this is an unfunded plan, the Trust has purchased certain investments with which to match this obligation.

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

     As of December 31, 1997 in connection with the renovation of certain shopping centers, the Trust has contractual obligations of $13.1 million and $774,000 of letters of credit outstanding.

                                      F17

In addition the Trust is contractually obligated under leases to provide up to $8.6 million in building and tenant improvements.

     The Trust is obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows:

                                                (in thousands)
1998                                               $  2,562
1999                                                  2,570
2000                                                  2,575
2001                                                  2,575
2002                                                  2,575
Thereafter                                          146,866
                                                   --------
                                                   $159,723
                                                   ========

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

     At December 1997 and 1996 the Trust had outstanding $289,000 of 5 1/4% convertible subordinated debentures due 2002. The debentures which are convertible into shares of beneficial interest at $30.625 were not registered under the Securities Act of 1933 and were not publicly distributed within the United States.

NOTE 7. SENIOR NOTES AND DEBENTURES
-----------------------------------

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

     On January 19, 1995 the Trust issued $100.0 million of 8 7/8% Notes, due January 15, 2000. The notes, which were issued at a price of 99.815%, pay interest semi-annually on January 15

                                      F18
and July 15 and are not redeemable prior to maturity. After deducting the underwriting discount and other costs, the Trust netted approximately $98.9 million. In January 1995 the Trust executed a five year interest rate swap on $25.0 million, whereby the Trust swapped fixed interest payment obligations of 8.1% for a floating rate interest payment of three month LIBOR. The floating rate during the first quarter of 1995 was 6.2%. In May 1995 the swap was terminated and the Trust sold the swap for $1.5 million, which is being amortized as a deduction to interest expense over the remaining term.

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

NOTE 8. SHAREHOLDERS' EQUITY
----------------------------

     On February 4, 1997 the Trust sold three million common shares to an institutional investor for $28 per share, netting $83.9 million.

     On October 6, 1997 the Trust issued four million 7.95% Series A Cumulative Redeemable Preferred Shares at $25 per share in a public offering, realizing cash proceeds of approximately $96.6 million after costs of $3.4 million. The Series A Preferred Shares are not redeemable prior to October 6, 2002. On or after that date, the Preferred Shares may be redeemed, in whole or in part, at the option of the Trust, at a redemption price of $25 per share plus all accrued and unpaid dividends. The redemption price is payable solely out of proceeds from the sale of other capital shares of the Trust. Dividends on the Preferred Shares will be payable quarterly in arrears on the last day of January, April, July and October.

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

     The Trust has a Dividend Reinvestment Plan, whereby shareholders may use their dividends and make optional cash payments to purchase shares. In 1997, 1996, and 1995, 153,973 shares, 181,274 shares, and 193,965 shares, respectively, were issued under the Plan.

                                      F19

     On January 31, 1997 under the terms of the 1993 Long Term Incentive Plan, 22,000 restricted shares were granted to an officer and two employees of the Trust. The shares vest over three years. On September 26, 1997, 10,000 restricted common shares were granted to an officer; the shares, which were fully vested upon grant, were issued from treasury shares.

     In January 1994 under the terms of the 1993 Long Term Incentive Plan, an officer of the Trust purchased 40,000 common shares at $25 per share with the assistance of a $1.0 million loan from the Trust. The loan, which has a term of 12 years, bears interest at 6.24%. Forgiveness of up to 75% of the loan is subject to the future performance of the Trust. One eighth of the loan was forgiven on January 31, 1995 and an additional one sixteenth has been forgiven each January 31 since then as certain performance criteria of the Trust were met. The Trust has loaned the officer $100,000 to pay taxes due in connection with the plan.

     In January 1991 the Trustees adopted the Federal Realty Investment Trust Share Purchase Plan. Under the terms of this plan, officers and certain employees of the Trust purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from the Trust. Originally, the Plan called for one sixteenth of the loan to be forgiven each year for eight years, as long as the participant was still employed by the Trust. The loans for all participants, but two, were modified in 1994 to extend the term an additional four years and to tie forgiveness in 1995 and thereafter to certain performance criteria of the Trust. One sixteenth of the loan has been forgiven during each year of the plan. The Trust has loaned participants $985,000 to pay the taxes due in connection with the plan. The purchase loans and the tax loans bear interest at 9.39%. The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans are satisfied and the term has expired, without the consent of the Compensation Committee of the Board of Trustees.

     In connection with a restricted share grant, the Trust accepted from its President a noninterest bearing note for $210,000. One installment of $105,000 was paid on the note in 1992 and the second installment is due April 15, 2001. This loan and the tax loans issued under the two Share Purchase Plans are recorded as notes receivable - officers.

     At December 31, 1997, 1996 and 1995, respectively, the Trust had 52,386 common shares, 62,386 common shares and 61,328 common shares in treasury, at a cost of $1.0 million, $1.2 million, and $1.2 million, respectively.

     On April 13, 1989, the Trustees adopted a Shareholder Rights Plan (the
Plan). Under the Plan, one right was issued for each outstanding share of common stock held as of April 24, 1989, and a right will be attached to each share issued in the future. The rights are exercisable into common shares upon the occurrence of certain events, including acquisition by a person or group of certain levels of beneficial ownership or a tender offer by such

                                      F20
a person or group. The rights are redeemable by the Trust for $.01 and expire on April 24, 1999.

NOTE 9. STOCK OPTION PLAN
-------------------------

     The 1993 Long Term Incentive Plan ("Plan") has been amended to authorize the grant of options and other stock based awards for up to four million shares. Options granted under the plan have ten year terms and vest in one to five years. Under the Plan, on each annual meeting date during the term of the plan, each nonemployee Trustee will be awarded 2,500 options. Accordingly, on each of May 7, 1997, May 2, 1996 and May 10, 1995, 22,500, 22,500, and 20,000 options, respectively, were awarded to nonemployee Trustees. In 1997 1.6 million options at prices ranging from $24.94 to $27.75 were granted to certain officers, employees, affiliates and consultants to the Trust. In 1996, 81,181 options at $21 to $21.63 per share were granted to employees of the Trust. On February 15, 1995, 719,000 stock options at $20.75 per share were granted to employees of the Trust.

     The option price to acquire shares under the 1993 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, the Trust had outstanding from its officers and employees notes for $2.5 million and $2.2 million at December 31, 1997 and 1996, respectively. The notes issued under the 1993 plan bear interest at the dividend rate on the date of exercise divided by the purchase price of such shares. The notes issued under the previous plans bear interest at the lesser of (i) the Trust's borrowing rate or (ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by the shares and are with recourse. The loans have a term extending to the employee's or officer's retirement date.

     FAS Statement No. 123, "Accounting for Stock-Based Compensation" requires pro forma information regarding net income and earnings per share as if the Trust accounted for its stock options under the fair value method of that Statement. The fair value for options issued in 1997, 1996, and 1995 has been estimated as $4.0 million, $120,000 and $1.4 million, respectively, as of the date of grant, using a binomial model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.5%, 5.7% and 7.3%; volatility factors of the expected market price of the Trust's shares of 19%, 19% and 19%; and a weighted average expected life of the option of 6.6 years, 5.6 years and 6.3 years.

     Because option valuation models require the input of highly subjective assumptions, such as the expected stock price volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

                                      F21

     For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting period. The pro forma information is as follows:

                                            1997      1996       1995
                                            ----      ----       ----
(in thousands except for
 earnings per share)
Pro forma net income                      $ 45,214  $ 28,241    $ 22,692
Pro forma earnings per share, basic          $1.13     $ .85       $ .72
Pro forma earnings per share, diluted        $1.11     $ .84       $ .71

     A summary of the Trust's stock option activity for the years ended December 31, is as follows:

                       Shares available      Options        Weighted-Average
                          for future        Outstanding       Option Price
                                            -----------       ------------
                         option grants
                         -------------
Beginning of the year      5,441,000          824,126           $ 24.875
Options granted             (759,000)         759,000             20.784
 Options exercised                 -          (20,744)             18.79
 Options expired                              (47,750)             23.31
                           ---------        ---------
December 31, 1995          4,682,000        1,514,632              22.71
 Options granted             (81,181)          81,181              21.21
 Options exercised             ---           (126,918)             21.31
 Options expired              33,666          (35,166)             22.47
                           ---------        ---------
December 31, 1996          4,634,485        1,433,729             22.737
 Amend plan               (2,000,000)            -
 Options granted          (1,611,500)       1,611,500              26.43
 Options exercised             ---            (75,884)             21.05
 Options expired             119,003         (121,003)             25.99
                           ---------        ---------
December 31, 1997          1,141,988        2,848,342              24.73
                           =========        =========

     At December 31, 1997 and 1996, options for 1.2 million shares and 942,270 shares, respectively, were exercisable. The average remaining contractual life of options outstanding at December 31, 1997 and 1996 was 7.9 years and 7.1 years, respectively. The weighted average grant date fair value per option for options granted in 1997 and 1996 was $2.68 and $1.47, respectively. The exercise price of options outstanding at December 31, 1997 ranged from $17.25 per share to $27.75 per share.

NOTE 10. SAVINGS AND RETIREMENT PLAN
------------------------------------

     The Trust has a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees' contributions range, at the discretion of each employee, from 1% to 17% of compensation up to a maximum of $9,500. Under the plan, the Trust, out of its current net income, contributes 50% of each employee's first 5% of contributions. In addition, the Trust may make discretionary contributions within the limits of deductibility set forth by the Code. Employees of the Trust, who work over 1,000 hours annually, are eligible to become plan participants. The Trust's expense for the years ended December 31, 1997, 1996 and 1995 was $210,000, $179,000 and $158,000 respectively. In 1996 and 1995 the
Trust recorded a liability for an additional contribution of

                                      F22

1.5% and 1% of salary, respectively, for all nonofficer employees who are eligible for the 401(k) plan. In addition, 1.5% of salary in 1996 and 1% of salary in 1995 was accrued for all eligible nonofficer employees as a bonus.

NOTE 11. INTEREST EXPENSE
-------------------------

     The Trust incurred interest expense totaling $50.9 million, $46.4 million and $40.2 million in 1997, 1996 and 1995 respectively, of which $3.6 million, $871,000 and $975,000, respectively, was capitalized. Interest paid was $49.4 million in 1997,$44.2 million in 1996 and $33.4 million in 1995.

NOTE 12. SUBSEQUENT EVENTS
--------------------------

     On January 1, 1998, 300,000 and 62,500 common shares, respectively, were awarded to the Trust's president and chief investment officer in a program designed to directly link a significant portion of these executives' long term compensation to the prosperity of the Trust and its shareholders. The shares vest over 13 years, but accelerated vesting over an eight year period is possible if the Trust meets certain performance criteria. In order to further link his compensation with the prosperity of the shareholders, the president elected under another agreement to accept stock in lieu of cash for both his 1997 bonus and his 1998 salary. As a result on January 1, 1998, 24,534 common shares were awarded to the president in lieu of his 1998 cash salary and on January 26, 1998, 14,521 common shares were issued in lieu of his 1997 bonus. The shares vest at the end of five years if the president is still employed by the Trust. An additional 62,500 common shares were granted to the chief investment officer on January 1, 1998; these shares vest over eight years. On January 26, 1998 a third officer was awarded 75,000 restricted common shares which will vest as the Trust meets certain performance criteria.

     On January 2, 1998, 200,000 options were awarded to an officer of the Trust at a price of $25.875. The options vest at the rate of 50,000 shares at the end of years two through five. On January 26, 1998, 796,000 options, vesting over three years, were granted to certain officers and employees at a price of $25.1875.

     On February 3, 1998 the Trust purchased a 3,000 square foot main street retail building in Santa Monica, California for $2.0 million in cash.

     On January 13, 1998 the Trust purchased a Treasury Yield Hedge (notional amount of $50 million) in anticipation of a planned refinancing. Under this agreement, if the 10-Year Treasury Note rate on the maturity date of March 11, 1998 exceeds 5.445%, the Trust will receive the differential; if the 10-Year Treasury Note rate at maturity is less than 5.445%, the Trust will pay the differential.

                                      F23

NOTE 13. QUARTERLY DATA (UNAUDITED)
-----------------------------------

     The following summary represents the results of operations for each quarter in 1997 and 1996:

(in thousands, except per share amounts)
                            First     Second       Third      Fourth
                           Quarter    Quarter     Quarter     Quarter
1997
Revenue                    $48,647    $50,802     $49,813     $55,009
Net income available
 for common shares           9,311     17,010 (1)   9,489 (2)   8,817
Earnings per common
    share -basic           $   .25    $   .44     $   .24     $   .23
Earnings per common
    share -diluted             .24        .44         .24         .22

1996
Revenue                    $43,772    $43,570     $44,337     $47,376
Net income available
  for common shares          6,026      6,897       8,123       7,696
Earnings per common
    share -basic           $   .19        .21         .24         .23
Earnings per common
   share -diluted              .19        .21         .24         .22

(1) Income before gain on sale of real estate was $10.0 million or $.26 per common share, both basic and diluted.
(2) Income before loss on sale of real estate was $10.1 million or $.26 per common share, both basic and diluted.

                                      F24

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE  III
              SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

            COLUMN A                        COLUMN B                         COLUMN C                        COLUMN D
---------------------------------------------------------------------------------------------------------------------------
                                                                      Initial cost to company
                                                                                                          Cost Capitalized
                                                                                      Building and          Subsequent to
          Descriptions                    Encumbrance                Land             Improvements           Acquisition
---------------------------------------------------------------------------------------------------------------------------
ALLWOOD (New Jersey)                       $3,557,000    $                             $3,920,000                 $230,000
ANDORRA (Pennsylvania)                                              2,432,000          12,346,000                2,688,000
BALA CYNWYD (Pennsylvania)                                          3,565,000          14,466,000                2,091,000
BARRACKS ROAD (Virginia)                   21,022,000               4,363,000          16,459,000               12,226,000
BETHESDA  ROW (Maryland)                   12,576,000                 459,000          20,409,000                8,261,000
BLUESTAR  (New Jersey)                     27,145,000                                  29,922,000                2,308,000
BRICK PLAZA (New Jersey)                   21,362,000                                  24,715,000               21,737,000
BRISTOL (Connecticut)                      10,794,000               3,856,000          15,959,000                  402,000
BRUNSWICK  (New Jersey)                    11,300,000                                  12,456,000                1,778,000
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (7)                                              14,322,000           9,756,000                9,946,000
     SAN DIEGO (5)                                                  3,844,000           1,352,000                  658,000
     150 POST STREET (SAN FRANCISCO)                               11,685,000           9,181,000
     OTHER (2)                                                      3,964,000             387,000                1,464,000
CLIFTON (New Jersey)                        3,307,000                                   3,646,000                  443,000
CONGRESSIONAL PLAZA (Maryland)                                      2,793,000           7,424,000               35,171,000
CONNECTICUT RETAIL BUILDINGS (13)                                  25,061,000          27,739,000                1,791,000
CROSSROADS (Illinois)                                               4,635,000          11,611,000                4,314,000
COURTHOUSE CENTER (Maryland)                                        1,750,000           1,869,000
DEDHAM PLAZA (Massachusetts)                                       12,369,000          12,918,000                  910,000
EASTGATE (North Carolina)                                           1,608,000           5,775,000                4,419,000
ESCONDIDO PROMENADE (California)            9,400,000              11,505,000          12,147,000                  231,000
ELLISBURG CIRCLE (New Jersey)                                       4,028,000          11,309,000                9,781,000
FALLS PLAZA (Virginia)                      4,180,000                 530,000             735,000                3,207,000
FEASTERVILLE (Pennsylvania)                                         1,431,000           1,600,000                3,056,000
FEDERAL PLAZA (Maryland)                   28,059,000              10,216,000          17,895,000               31,065,000
FINLEY SQUARE (Illinois)                                            9,252,000           9,544,000                2,810,000
FLORIDA RETAIL BUILDINGS (2)                                        5,206,000           1,631,000                   16,000
FLOURTOWN (Pennsylvania)                                            1,345,000           3,943,000                2,629,000
FRESH MEADOWS (New York)                                           24,625,000          25,255,000
GAITHERSBURG SQUARE (Maryland)                                      7,701,000           5,271,000                8,645,000
GARDEN MARKET (Illinois)                                            2,677,000           4,829,000                  654,000
GOVERNOR PLAZA (Maryland)                                           2,068,000           4,905,000               10,015,000
GRATIOT PLAZA (Michigan)                                              525,000           1,601,000                6,065,000
HAMILTON (New Jersey)                       4,903,000                                   5,405,000                1,998,000
HUNTINGTON (New York)                      14,522,000                                  16,008,000                4,337,000
IDYLWOOD PLAZA (Virginia)                                           4,308,000          10,026,000                  566,000
ILLINOIS RETAIL BUILDINGS (3)                                       2,694,000           2,325,000                3,224,000
LANCASTER (Pennsylvania)                      934,000                                   2,103,000                2,552,000
LANGHORNE SQUARE (Pennsylvania)                                       720,000           2,974,000                8,326,000
LAUREL (Maryland)                                                   7,458,000          22,525,000               13,470,000
LAWRENCE PARK (Pennsylvania)                3,203,000                  17,000           7,160,000                7,172,000
LOEHMANN'S PLAZA (Virginia)                 6,324,000               1,237,000          15,096,000                5,319,000
MAGRUDERS (Maryland)                                                4,554,000           4,859,000
MASSACHUSETTS  RETAIL BLDG (1)                                      1,873,000           1,884,000                  170,000
MID PIKE PLAZA (Maryland)                  10,041,000                                  10,335,000                5,310,000
NEW JERSEY RETAIL BUILDING (1)                                        737,000           1,466,000                1,056,000
NEW YORK RETAIL BUILDINGS (4)                                       7,541,000           7,912,000                  838,000
NORTHEAST (Pennsylvania)                                            1,152,000          10,596,000                8,889,000
NORTHEAST PLAZA (Georgia)                                           6,930,000          26,236,000                5,451,000

            COLUMN A                                      COLUMN E                                           COLUMN F
---------------------------------------------------------------------------------------------------------------------------
                                                    Gross amount at which
                                                 carried at close of period                                 Accumulated
                                                                  Building and                            Depreciation and
          Descriptions                         Land               Improvements              Total           Amortization
---------------------------------------------------------------------------------------------------------------------------
ALLWOOD (New Jersey)                    $                           $4,150,000            $4,150,000           $1,109,000
ANDORRA (Pennsylvania)                        2,432,000             15,034,000            17,466,000            4,233,000
BALA CYNWYD (Pennsylvania)                    3,565,000             16,557,000            20,122,000            2,182,000
BARRACKS ROAD (Virginia)                      4,363,000             28,685,000            33,048,000           11,958,000
BETHESDA  ROW (Maryland)                        459,000             28,670,000            29,129,000            2,650,000
BLUESTAR  (New Jersey)                                              32,230,000            32,230,000            8,299,000
BRICK PLAZA (New Jersey)                                            46,452,000            46,452,000            8,344,000
BRISTOL (Connecticut)                         3,856,000             16,361,000            20,217,000            1,043,000
BRUNSWICK  (New Jersey)                                             14,234,000            14,234,000            3,826,000
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (7)                        14,322,000             19,702,000            34,024,000              346,000
     SAN DIEGO (5)                            3,844,000              2,010,000             5,854,000
     150 POST STREET (SAN FRANCISCO)         11,685,000              9,181,000            20,866,000               42,000
     OTHER (2)                                3,964,000              1,851,000             5,815,000                2,000
CLIFTON (New Jersey)                                                 4,089,000             4,089,000              995,000
CONGRESSIONAL PLAZA (Maryland)                2,793,000             42,595,000            45,388,000           11,729,000
CONNECTICUT RETAIL BUILDINGS (13)            25,061,000             29,530,000            54,591,000            1,873,000
CROSSROADS (Illinois)                         4,635,000             15,925,000            20,560,000            1,762,000
COURTHOUSE CENTER (Maryland)                  1,750,000              1,869,000             3,619,000
DEDHAM PLAZA (Massachusetts)                 12,369,000             13,828,000            26,197,000            1,681,000
EASTGATE (North Carolina)                     1,608,000             10,194,000            11,802,000            4,317,000
ESCONDIDO PROMENADE (California)             11,505,000             12,378,000            23,883,000              344,000
ELLISBURG CIRCLE (New Jersey)                 4,028,000             21,090,000            25,118,000            4,523,000
FALLS PLAZA (Virginia)                          530,000              3,942,000             4,472,000            1,637,000
FEASTERVILLE (Pennsylvania)                   1,431,000              4,656,000             6,087,000            3,082,000
FEDERAL PLAZA (Maryland)                     10,216,000             48,960,000            59,176,000           10,358,000
FINLEY SQUARE (Illinois)                      9,252,000             12,354,000            21,606,000            1,150,000
FLORIDA RETAIL BUILDINGS (2)                  5,206,000              1,647,000             6,853,000               83,000
FLOURTOWN (Pennsylvania)                      1,345,000              6,572,000             7,917,000            1,765,000
FRESH MEADOWS (New York)                     24,625,000             25,255,000            49,880,000
GAITHERSBURG SQUARE (Maryland)                6,012,000             15,605,000            21,617,000            2,121,000
GARDEN MARKET (Illinois)                      2,677,000              5,483,000             8,160,000              576,000
GOVERNOR PLAZA (Maryland)                     2,068,000             14,920,000            16,988,000            6,619,000
GRATIOT PLAZA (Michigan)                        525,000              7,666,000             8,191,000            1,805,000
HAMILTON (New Jersey)                                                7,403,000             7,403,000            2,316,000
HUNTINGTON (New York)                                               20,345,000            20,345,000            5,384,000
IDYLWOOD PLAZA (Virginia)                     4,308,000             10,592,000            14,900,000            1,184,000
ILLINOIS RETAIL BUILDINGS (3)                 2,694,000              5,549,000             8,243,000              217,000
LANCASTER (Pennsylvania)                                             4,655,000             4,655,000            3,164,000
LANGHORNE SQUARE (Pennsylvania)                 720,000             11,300,000            12,020,000            4,077,000
LAUREL (Maryland)                             7,458,000             35,995,000            43,453,000           11,799,000
LAWRENCE PARK (Pennsylvania)                     17,000             14,332,000            14,349,000            9,755,000
LOEHMANN'S PLAZA (Virginia)                   1,248,000             20,404,000            21,652,000            8,992,000
MAGRUDERS (Maryland)                          4,554,000              4,859,000             9,413,000
MASSACHUSETTS  RETAIL BLDG (1)                1,873,000              2,054,000             3,927,000              140,000
MID PIKE PLAZA (Maryland)                                           15,645,000            15,645,000            6,823,000
NEW JERSEY RETAIL BUILDING (1)                  737,000              2,522,000             3,259,000               87,000
NEW YORK RETAIL BUILDINGS (4)                 7,541,000              8,750,000            16,291,000               55,000
NORTHEAST (Pennsylvania)                      1,153,000             19,484,000            20,637,000            6,880,000
NORTHEAST PLAZA (Georgia)                     6,933,000             31,684,000            38,617,000           11,561,000
            COLUMN A                      COLUMN G      COLUMN H             COLUMN I
--------------------------------------       -        -------------------------------------
                                                                          Life on which
                                            Date                       depreciation in latest
                                             of           Date          income statements
          Descriptions                  Construction    Acquired           is computed
--------------------------------------       -        -------------------------------------
ALLWOOD (New Jersey)                       1958         12/12/88            35 years
ANDORRA (Pennsylvania)                     1953         01/12/88            35 years
BALA CYNWYD (Pennsylvania)                 1955         09/22/93            35 years
BARRACKS ROAD (Virginia)                   1958         12/31/85            35 years
BETHESDA  ROW (Maryland)                 1945-1991      12/31/93            35 years
BLUESTAR  (New Jersey)                     1959         12/12/88            35 years
BRICK PLAZA (New Jersey)                   1958         12/28/89            35 years
BRISTOL (Connecticut)                      1959          9/22/95            35 years
BRUNSWICK  (New Jersey)                    1957         12/12/88            35 years
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (7)                    1888-1995      1996-1997           35 years
     SAN DIEGO (5)                       1888-1995      1996-1997           35 years
     150 POST STREET (SAN FRANCISCO)       1908         10/23/97            35 years
     OTHER (2)                              var         1996-1997           35 years
CLIFTON (New Jersey)                       1959         12/12/88            35 years
CONGRESSIONAL PLAZA (Maryland)             1965         04/01/85            20 years
CONNECTICUT RETAIL BUILDINGS (13)        1900-1991      1994-1996           35 years
CROSSROADS (Illinois)                      1959         07/18/93            35 years
COURTHOUSE CENTER (Maryland)               1975         12/17/97            35 years
DEDHAM PLAZA (Massachusetts)               1959         12/31/93            35 years
EASTGATE (North Carolina)                  1963         12/18/86            35 years
ESCONDIDO PROMENADE (California)           1987         12/31/96            35 years
ELLISBURG CIRCLE (New Jersey)              1959         10/16/92            35 years
FALLS PLAZA (Virginia)                     1962         09/30/67          22 3/4 years
FEASTERVILLE (Pennsylvania)                1958         07/23/80            20 years
FEDERAL PLAZA (Maryland)                   1970         08/29/89            35 years
FINLEY SQUARE (Illinois)                   1974         04/27/95            35 years
FLORIDA RETAIL BUILDINGS (2)               1920         02/28/96            35 years
FLOURTOWN (Pennsylvania)                   1957         04/25/80            35 years
FRESH MEADOWS (New York)                 1946-1949      12/05/97            35 years
GAITHERSBURG SQUARE (Maryland)             1966         04/22/93            35 years
GARDEN MARKET (Illinois)                   1958         07/28/94            35 years
GOVERNOR PLAZA (Maryland)                  1963         10/01/85            35 years
GRATIOT PLAZA (Michigan)                   1964         03/29/73          25 3/4 years
HAMILTON (New Jersey)                      1961         12/12/88            35 years
HUNTINGTON (New York)                      1962         12/12/88            35 years
IDYLWOOD PLAZA (Virginia)                  1991         04/15/94            35 years
ILLINOIS RETAIL BUILDINGS (3)            1900-1927      1995-1997           35 years
LANCASTER (Pennsylvania)                   1958         04/24/80            22 years
LANGHORNE SQUARE (Pennsylvania)            1966         01/31/85            35 years
LAUREL (Maryland)                          1956         08/15/86            35 years
LAWRENCE PARK (Pennsylvania)               1972         07/23/80            22 years
LOEHMANN'S PLAZA (Virginia)                1971         07/21/83            35 years
MAGRUDERS (Maryland)                       1955         12/17/97            35 years
MASSACHUSETTS  RETAIL BLDG (1)             1930         09/07/95            35 years
MID PIKE PLAZA (Maryland)                  1963         05/18/82            35 years
NEW JERSEY RETAIL BUILDING (1)             1940         08/16/95            35 years
NEW YORK RETAIL BUILDINGS (4)            1937-1987      12/16/97            35 years
NORTHEAST (Pennsylvania)                   1959         08/30/83            35 years
NORTHEAST PLAZA (Georgia)                  1952         12/31/86            35 years

            COLUMN A                   COLUMN B                COLUMN C                                   COLUMN D
---------------------------------------------------------------------------------------------------------------------------
                                                                Initial cost to company
                                                                                                      Cost Capitalized
                                                                                  Building and          Subsequent to
          Descriptions               Encumbrance                Land              Improvements           Acquisition
---------------------------------------------------------------------------------------------------------------------------
NORTH LAKE COMMONS (Illinois)                                   2,529,000           8,604,000                 448,000
OLD KEENE MILL (Virginia)                   6,852,000             638,000             998,000               2,891,000
OLD TOWN CENTER (California)                                    3,420,000           2,765,000               2,270,000
PAN AM SHOPPING CENTER (Virginia)                               8,694,000          12,929,000               2,481,000
PARK & SHOP (District of Columbia)                              4,840,000           6,319,000                 446,000
PENINSULA (California)                                         20,880,000          23,288,000
PERRING PLAZA (Maryland)                                        2,800,000           6,461,000              14,252,000
PIKE 7 (Virginia)                                               9,709,000          22,799,000
QUEEN ANNE PLAZA (Massachusetts)                                3,319,000           8,457,000               2,380,000
QUINCE ORCHARD PLAZA (Maryland)                                 3,197,000           7,949,000               5,266,000
ROLLINGWOOD APTS. (Maryland)                                      552,000           2,246,000               3,775,000
RUTGERS (New Jersey)                       13,090,000                              14,429,000                 865,000
SAUGUS (Massachusetts)                                          4,383,000           8,291,000                 208,000
SHIRLINGTON (Virginia)                                          9,761,000          14,808,000               1,954,000
TOWN & COUNTRY (California)                                    41,606,000           1,161,000               2,629,000
TROY (New Jersey)                                               3,126,000           5,193,000              11,487,000
TYSONS STATION (Virginia)                   4,206,000             388,000             453,000               2,511,000
UPTOWN (Oregon)                                                10,257,000           5,846,000
WESTFALLS (Virginia)                        4,796,000             538,000             535,000               2,081,000
WILDWOOD (Maryland)                                             9,111,000           1,061,000               5,118,000
WILLIAMSBURG (Virginia)                                         2,758,000           7,160,000               3,213,000
WILLOW GROVE (Pennsylvania)                                     1,600,000           6,643,000              18,340,000
WILLOW LAWN (Virginia)                                          3,192,000           7,723,000              44,401,000
WYNNEWOOD (Pennsylvania)                                        8,055,000          13,759,000               9,594,000
LAND FOR DEVELOPMENT
     WOODMONT EAST                                              5,804,000                                     552,000
     4900 BETHESDA                                                833,000
---------------------------------------------------------------------------------------------------------------------
TOTALS                                   $221,573,000        $379,026,000        $679,762,000            $394,851,000
                                         ============        ============        ============            ============

                                              COLUMN E                                                     COLUMN F
                                  -------------------------------------------------------------------------------------
                                    Gross amount          at which
                                      carried at close of period                                         Accumulated
                                                               Building and                            Depreciation and
                                            Land               Improvements              Total           Amortization
                                  -------------------------------------------------------------------------------------
NORTH LAKE COMMONS (Illinois)                 2,529,000              9,052,000            11,581,000         968,000
OLD KEENE MILL (Virginia)                       638,000              3,889,000             4,527,000       2,129,000
OLD TOWN CENTER (California)                  3,420,000              5,035,000             8,455,000           5,000
PAN AM SHOPPING CENTER (Virginia)             8,694,000             15,410,000            24,104,000       3,023,000
PARK & SHOP (District of Columbia)            4,840,000              6,765,000            11,605,000         378,000
PENINSULA (California)                       20,880,000             23,288,000            44,168,000
PERRING PLAZA (Maryland)                      2,800,000             20,713,000            23,513,000       6,892,000
PIKE 7 (Virginia)                             9,709,000             22,799,000            32,508,000         474,000
QUEEN ANNE PLAZA (Massachusetts)              3,319,000             10,837,000            14,156,000       1,275,000
QUINCE ORCHARD PLAZA (Maryland)               2,928,000             13,484,000            16,412,000       2,534,000
ROLLINGWOOD APTS. (Maryland)                    572,000              6,001,000             6,573,000       4,946,000
RUTGERS (New Jersey)                                                15,294,000            15,294,000       3,853,000
SAUGUS (Massachusetts)                        4,383,000              8,499,000            12,882,000         244,000
SHIRLINGTON (Virginia)                        9,816,000             16,707,000            26,523,000         926,000
TOWN & COUNTRY (California)                  41,606,000              3,790,000            45,396,000         217,000
TROY (New Jersey)                             3,126,000             16,680,000            19,806,000       6,729,000
TYSONS STATION (Virginia)                       475,000              2,877,000             3,352,000       2,468,000
UPTOWN (Oregon)                              10,257,000              5,846,000            16,103,000          39,000
WESTFALLS (Virginia)                            559,000              2,595,000             3,154,000       2,124,000
WILDWOOD (Maryland)                           9,111,000              6,179,000            15,290,000       5,014,000
WILLIAMSBURG (Virginia)                       2,758,000             10,373,000            13,131,000       3,842,000
WILLOW GROVE (Pennsylvania)                   1,600,000             24,983,000            26,583,000       8,353,000
WILLOW LAWN (Virginia)                        7,790,000             47,526,000            55,316,000      17,714,000
WYNNEWOOD (Pennsylvania)                      8,055,000             23,353,000            31,408,000         462,000
LAND FOR DEVELOPMENT
     WOODMONT EAST                            5,804,000                552,000             6,356,000
     4900 BETHESDA                              833,000                                      833,000
---------------------------------------------------------------------------------------------------------------------
TOTALS                                     $381,864,000         $1,071,775,000        $1,453,639,000    $247,497,000
                                           ============         ==============        ==============    ============

                                              COLUMN G        COLUMN H                 COLUMN I
                                                 -          -------------        --------------------
                                                                                    Life on which
                                                Date                             depreciation in latest
                                                 of             Date              income statements
                                            Construction      Acquired               is computed
                                                 -          -------------        --------------------
NORTH LAKE COMMONS (Illinois)                  1989          04/27/94                  35 years
OLD KEENE MILL (Virginia)                      1968          06/15/76                33 1/3 years
OLD TOWN CENTER (California)                 1997-1998       10/22/97                  35 years
PAN AM SHOPPING CENTER (Virginia)              1979          02/05/93                  35 years
PARK & SHOP (District of Columbia)             1930          12/01/95                  35 years
PENINSULA (California)                         1960          12/19/97                  35 years
PERRING PLAZA (Maryland)                       1963          10/01/85                  35 years
PIKE 7 (Virginia)                              1968          03/31/97                  35 years
QUEEN ANNE PLAZA (Massachusetts)               1967          12/23/94                  35 years
QUINCE ORCHARD PLAZA (Maryland)                1975          04/22/93                  35 years
ROLLINGWOOD APTS. (Maryland)                   1960          01/15/71                  25 years
RUTGERS (New Jersey)                           1973          12/12/88                  35 years
SAUGUS (Massachusetts)                         1976          10/01/96                  35 years
SHIRLINGTON (Virginia)                         1940          12/21/95                  35 years
TOWN & COUNTRY (California)                  1960-1962       03/05/97                  35 years
TROY (New Jersey)                              1966          07/23/80                  22 years
TYSONS STATION (Virginia)                      1954          01/17/78                  17 years
UPTOWN (Oregon)                              1913-1959       09/26/97                  35 years
WESTFALLS (Virginia)                           1960          10/06/72                  25 years
WILDWOOD (Maryland)                            1958          05/05/69                33 1/3 years
WILLIAMSBURG (Virginia)                        1961          04/30/86                  35 years
WILLOW GROVE (Pennsylvania)                    1953          11/20/84                  35 years
WILLOW LAWN (Virginia)                         1957          12/05/83                  35 years
WYNNEWOOD (Pennsylvania)                       1948          10/29/96                  35 years
LAND FOR DEVELOPMENT
     WOODMONT EAST                                           06/03/97
     4900 BETHESDA                                           07/16/97
----------------------------------
TOTALS

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
                    SUMMARY OF REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED
                      THREE YEARS ENDED DECEMBER 31, 1997


                         RECONCILIATION OF TOTAL COST
                      -----------------------------------

Balance, January 1, 1995                             $  852,722,000
  Additions during period
     Acquisitions                                       123,722,000
     Improvements                                        38,001,000
  Deduction during period - disposition
  of property and miscellaneous retirements              (4,763,000)
                                                         ----------

Balance, December 31, 1995                            1,009,682,000
  Additions during period
     Acquisitions                                       105,616,000
     Improvements                                        42,257,000
  Deduction during period - disposition
  of property and miscellaneous retirements              (9,690,000)
                                                         ----------

Balance, December 31, 1996                            1,147,865,000
  Additions during period
     Acquisitions                                       275,207,000
     Improvements                                        59,969,000
  Deduction during period - disposition
  of property and miscellaneous retirements             (29,402,000)
                                                        -----------

Balance, December 31, 1997                           $1,453,639,000
                                                     --------------

 (A) For Federal tax purposes, the aggregate cost basis is approximately $1,295,694.000 as of December 31, 1997.

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
                    SUMMARY OF REAL ESTATE AND ACCUMULATED
                            DEPRECIATION-CONTINUED
                      THREE YEARS ENDED DECEMBER 31, 1997


          RECONCILIATION OF ACCUMULATED DEPRECIATION AND AMORTIZATION
      -------------------------------------------------------------------

Balance, January 1, 1995                                    $160,636,000
  Additions during period
    Depreciation and amortization expense                     31,550,000
  Deductions during period - disposition of
  property and miscellaneous retirements                      (1,391,000)
                                                            -------------

Balance, December 31, 1995                                   190,795,000
  Additions during period
    Depreciation and amortization expense                     34,803,000
  Deductions during period - disposition of
  property and miscellaneous retirements                      (2,045,000)
                                                            -------------

Balance, December 31, 1996                                   223,553,000
  Additions during period
    Depreciation and amortization expense                     38,053,000
  Deductions during period - disposition of
  property and miscellaneous retirements                     (14,109,000)
                                                            -------------

Balance, December 31, 1997                                  $247,497,000
                                                            =============

                        FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                         Year Ended December 31, 1997

Column A                 Column B               Column C        Column D                Column E      Column F       Column G
-------------------      ---------------        --------------- ------------------      -----------   ------------   ------------
                                                                                                                     Carrying
                                                                 Periodic Payment                     Face Amount    Amount of
Description of Lien       Interest Rate          Maturity Date   Terms                  Prior Liens   of Mortgages   Mortgages (1)
-------------------       ---------------        --------------- ------------------     -----------   ------------   ------------
Leasehold mortgage        10%                    December 2003   Interest only          ---           10,000,000     10,000,000 -2
on shopping                                                      monthly; $10,000,000
center in New Jersey                                             balloon payment
                                                                 December 2003

Mortgage on               10%                    January 1999    Interest only          ---            4,020,000      3,208,000 -3
shopping center                                                  monthly; balloon
in New Jersey                                                    payment January 1999

Mortgage on retail        Greater of prime plus  December 1997   Interest only                         2,033,000      2,033,000
buildings in Philadelphia 2%  or 10%                             monthly; balloon
                                                                 payment  December 1997

Mortgage on retail
buildings in Philadelphia 5%                     December 1997   Interest only monthly;                  950,000        954,000
                                                                 balloon payment due
                                                                 Dec-97
Mortgage on shopping
center in Pennsylvania    8%                     June 1998       Monthly payment of                    8,759,000      8,581,000
                                                                 principal and interest;
                                                                 balloon payment of $8.5
                                                                 million June 1998
Mortgage on shopping
center in Illinois        none                   May 1999        Balloon at maturity                     175,000        175,000

Mortgage on retail        10% plus participation May 2021        Interest only; balloon                9,250,000      9,250,000
buildings in Philadelphia                                        due at maturity

Mortgage on land in       10% plus participation May 2007        None. Balloon and                     3,883,000      4,159,000
Santa Monica, California                                         accrued interest due at            plus accrued
                                                                 maturity                           interest
                                                                                        --------   -------------   -------------

                                                                                         ---         $39,070,000    $38,360,000
                                                                                        ========   =============   =============

1) For Federal tax purposes, the aggregate tax basis is approximately $38,360,000 as of December 31, 1997. No payments are delinquent on these mortgages.
2) This mortgage is extendable for up to 45 years with interest increasing to a maximum of 11%.
3) This mortgage is available for up to $4,020,000. At December 31, 1996, $3,208,000 was outstanding.

                        FEDERAL REALTY INVESTMENT TRUST

                                  SCHEDULE IV

                    MORTGAGE LOANS ON REAL ESTATE-CONTINUED

                      THREE YEARS ENDED DECEMBER 31, 1997


                      RECONCILIATION OF CARRYING AMOUNT
                   ---------------------------------------

Balance, January 1, 1995                                    $13,178,000
  Additions during period
   Increase in existing loan                                      4,000
   Issuance of loan                                             379,000
                                                            -----------

Balance, December 31, 1995                                   13,561,000
  Additions during period
   Increase in existing loan                                     25,000
   Issuance of loan                                          14,327,000
                                                            -----------

Balance, December 31, 1996                                   27,913,000
  Additions during period
   Issuance of loans                                         14,072,000
  Deductions during period
   Collection of loan                                        (3,625,000)

                                                            -----------

Balance, December 31, 1997                                  $38,360,000
                                                            ===========

Report of Independent Certified Public Accountants
--------------------------------------------------
on Supplemental Information
---------------------------

Trustees and Shareholders
Federal Realty Investment Trust

In connection with our audit of the consolidated financial statements of Federal Realty Investment Trust referred to in our report dated February 5, 1998 which is included in this Form 10-K, we have also audited Schedules III and IV as of December 31, 1997 and for each of the three years then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP
Washington, D.C.
February 5, 1998

                                      F31