Form 10-Q
period 1998-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 1998-05-11
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended:  March 31, 1998
                    --------------------------------------
                           Commission File No. 17533
                           -------------------------


                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)


      District of Columbia                             52-0782497
-------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


          1626 East Jefferson Street, Rockville, Maryland  20852-4041
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


                                (301) 998-8100
-------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X  .         No_____.
         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at May 4, 1998
------------------------------------           --------------------------
Common Shares of Beneficial Interest                   39,827,120


This report contains 22 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                March 31, 1998

                                   I N D E X

PART I.       FINANCIAL INFORMATION                               PAGE NO.
              Accountants' Report                                       4

              Consolidated Balance Sheets                               5
              March 31, 1998 (unaudited) and
              December 31, 1997 (audited)

              Consolidated Statements of Operations (unaudited)         6
              Three months ended March 31, 1998 and 1997

              Consolidated Statements                                   7
              of Shareholders' Equity (unaudited)
              Three months ended March 31, 1998 and 1997

              Consolidated Statements of Cash Flows (unaudited)         8
              Three months ended March 31, 1998 and 1997

              Notes to Financial Statements                          9-13

              Management's Discussion and Analysis of               14-20
              Financial Condition and Results of Operations

PART II.      OTHER INFORMATION                                        21

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                March 31, 1998



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

               The balance sheet as of December 31, 1997 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 5, 1998. All other financial information presented is unaudited but has been reviewed as of March 31, 1998 and for each of the three month periods ended March 31, 1998 and 1997 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
--------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of March 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is stated fairly, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                     Grant Thornton LLP

Washington, D.C.
May 5, 1998

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS
(see accountants' review report)

                                                                             March 31,     December 31,
                                                                               1998           1997
                                                                            (Unaudited)
                                                                            -----------    ------------
                          ASSETS                                                   (in thousands)
Investments
  Real estate, at cost                                                      $ 1,481,386    $ 1,453,639
  Less accumulated depreciation and amortization                               (255,703)      (247,497)
                                                                            -----------    -----------
                                                                              1,225,683      1,206,142
  Mortgage notes receivable                                                      40,733         38,360
                                                                            -----------    -----------
                                                                              1,266,416      1,244,502
Other Assets
  Cash                                                                           15,890         17,043
  Notes receivable - officers                                                     1,360          1,190
  Accounts receivable                                                            16,204         17,604
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                         35,939         32,128
  Debt issue costs                                                                3,339          4,106
                                                                            -----------    -----------
                                                                            $ 1,339,148    $ 1,316,573
                                                                            ===========    ===========
                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Obligations under capital leases                                               $125,721       $125,940
  Mortgages payable                                                              95,277         95,633
  Notes payable                                                                  67,112        119,028
  Accrued expenses                                                               18,126         23,419
  Accounts payable                                                               10,349          7,093
  Dividends payable                                                              18,448         18,368
  Security deposits                                                               4,449          4,423
  Prepaid rents                                                                   4,591          2,818
Senior notes                                                                    335,000        255,000
5 1/4% Convertible subordinated debentures                                       75,289         75,289
Investors' interest in consolidated assets                                       34,973         35,752
Commitments and contingencies                                                      --             --

Shareholders' equity
   7.95% Series A Cumulative Redeemable Preferred Shares, liquidation
     preference $25 per share, 4,000,000 shares issued in 1997                  100,000        100,000
  Common shares of beneficial interest, no par
    or stated value, unlimited authorization,
    issued 39,849,424 and 39,200,201 shares,
    respectively                                                                701,246        684,823
  Accumulated dividends in excess of Trust net income                          (229,126)      (222,709)
                                                                            -----------    -----------
                                                                                572,120        562,114

Less 27,386 and 52,386 common shares in treasury - at cost, respectively,
  deferred compensation and subscriptions receivable                            (22,307)        (8,304)
                                                                            -----------    -----------
                                                                                549,813        553,810
                                                                            -----------    -----------
                                                                            $ 1,339,148    $ 1,316,573
                                                                            ===========    ===========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                              (unaudited)

                                                                         Three months ended March 31,
                                                                            1998             1997
                                                                        ------------     ------------
(In thousands, except per share data)

Revenue
  Rental income                                                           $ 52,481          $ 43,920
  Interest                                                                   1,594             1,500
  Other income                                                               2,102             3,227
                                                                          --------          --------
                                                                            56,177            48,647


Expenses
  Rental                                                                    11,922            10,216
  Real estate taxes                                                          5,472             4,574
  Interest                                                                  12,693            11,989
  Administrative                                                             1,841             2,101
  Depreciation and amortization                                             10,769            10,124
                                                                          --------          --------
                                                                            42,697            39,004
                                                                          --------          --------
Operating income before investors' share
  of operations                                                             13,480             9,643

  Investors' share of operations                                              (786)             (332)
                                                                          --------          --------

Net Income                                                                $ 12,694          $  9,311
  Dividends on preferred stock                                              (1,988)             --
                                                                          --------          --------
Net income available for common shareholders                              $ 10,706          $  9,311
                                                                          ========          ========

Earnings per common share, basic                                          $   0.27          $   0.25
                                                                          ========          ========
Weighted average number of common shares, basic                             38,949            37,483
                                                                          ========          ========

Earnings per common share, diluted                                        $   0.27          $   0.24
                                                                          ========          ========
Weighted average number of common shares, diluted                           39,870            38,033
                                                                          ========          ========


The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
                              (unaudited)

                                                                        Three months ended March 31,
                                                            1998                            1997
                                                        ------------    ------------    ------------    ------------
(In thousands, except per share amounts)                    Shares         Amount          Shares          Amount

Common Shares of Beneficial Interest
  Balance, beginning of period                          39,200,201    $    684,823      35,948,044    $    597,917
  Net proceeds from sale of shares                            --              --         3,000,000          83,925
  Exercise of stock options                                 95,365           2,051          64,501           1,360
  Shares issued under dividend reinvestment plan            39,803           1,003          36,997           1,030
 Performance and Restricted Shares granted                 514,055          13,369          22,000             621
                                                      ------------    ------------    ------------    ------------
  Balance, end of period                                39,849,424    $    701,246      39,071,542    $    684,853
                                                      ============    ============    ============    ============




Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of period                            (457,111)   ($     8,304)       (480,948)   ($     8,332)
  Amortization of deferred compensation                     36,937             679          30,125             480
 Performance and Restricted Shares granted                (539,055)        (13,830)        (22,000)           (621)
  Purchase of shares under share purchase plan               6,250              94          13,856             193
  Reisssuance of treasury shares                            25,000             462            --              --
  Increase in stock option loans, net                      (65,069)         (1,408)        (12,500)           (264)
                                                      ------------    ------------    ------------    ------------
  Balance, end of period                                  (993,048)   ($    22,307)       (471,467)   ($     8,544)
                                                      ============    ============    ============    ============




Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                        ($   222,709)                   ($   200,700)
  Net income                                                                12,694                           9,311
  Dividends declared to shareholders                                       (19,111)                        (16,382)
                                                                      ------------                    ------------
  Balance, end of period                                              ($   229,126)                   ($   207,771)
                                                                      ============                    ============


The accompanying notes are an integral part of these statements

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
         (unaudited)

                                                                 Three months ended March 31,
(In thousands)                                                      1998             1997
                                                                ------------       ---------
OPERATING ACTIVITIES
  Net income                                                       $ 12,694         $  9,311
  Adjustments to reconcile net income to net cash
    provided by operations
     Depreciation and amortization                                   10,769           10,124
     Rent abatements in lieu of leasehold improvements,
      net of tenant improvements retired                               (543)            (178)
     Imputed interest and amortization of debt cost                     207              165
     Amortization of deferred compensation and
      forgiveness of officers' notes                                    527              172
  Changes in assets and liabilities
     Decrease in accounts receivable                                  1,400            1,214
     Increase in prepaid expenses and other
      assets before depreciation and amortization                    (3,653)            (152)
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                              5,037             (548)
     Decrease in accrued expenses                                    (5,126)          (2,900)
                                                                   --------         --------
  Net cash provided by operating activities                          21,312           17,208

INVESTING ACTIVITIES
  Acquisition of real estate                                        (13,592)         (96,550)
  Capital expenditures                                              (15,251)          (9,369)
  Application of deposit on real estate                                --             23,447
  Net increase in notes receivable                                   (2,543)          (9,545)
                                                                   --------         --------
  Net cash used in investing activities                             (31,386)         (92,017)

FINANCING ACTIVITIES
  Regular payments on mortgages, capital leases, and
    notes payable                                                      (701)            (654)
  Increase (decrease) in short-term debt, net                       (51,790)           4,845
  Issuance of senior notes, net of costs                             79,540             --
  Dividends paid                                                    (18,383)         (14,403)
  Issuance of shares of beneficial interest                           1,093           85,575
 (Decrease) increase in minority interest                              (838)             167
                                                                   --------         --------
  Net cash provided by financing activities                           8,921           75,530
                                                                   --------         --------
Increase (decrease) in cash                                          (1,153)             721

Cash at beginning of period                                          17,043           11,041
                                                                   --------         --------
Cash at end of period                                              $ 15,890         $ 11,762
                                                                   ========         ========

The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1998
                       (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1997 which contain the Trust's accounting policies and other data.

     The following table sets forth the reconciliation between basic and diluted
EPS:

                                       1998      1997
NUMERATOR
Net income available for common
  shareholders - basic                $10,706   $ 9,311
Income attributable to operating
  partnership units                       207      -
                                      -------   -------
Net income available for common
   shareholders - diluted             $10,913   $ 9,311

DENOMINATOR
Denominator for basic EPS-
  weighted average shares              38,949    37,483
  Effect of dilutive securities
  Stock options and awards                440       550
  Operating partnership units             481      -
                                      -------   -------
Denominator for diluted EPS            39,870    38,033

     On March 19, 1998 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue #97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred, whereas the internal costs of preacqusition activities directly identifiable with the acquistion of a nonoperating or to be developed property should be capitalized as part of the cost of the acquistion. The Trust has traditionally capitalized internal preacquistion costs of both operating and nonoperating properties as a component of the acquisition price.

Consequently, beginning in the second quarter of 1998 the Trust's general and administrative costs will increase, with a corresponding decrease to net income. The exact amount of the decrease to net income cannot be determined at this time, because the amount of acquisition effort to be spent on acquiring operating properties versus development properties is not known as it is dependent on what types of properties and opportunities are identified.

NOTE B - DIVIDENDS PAYABLE

     On February 20, 1998 the Trustees declared a cash dividend of $.43 per common share, payable April 15, 1998 to common shareholders of record March 25, 1998.

     On February 20, 1998 the Trustees declared a cash dividend of $.49688 per share on its Series A Cumulative Redeemable Preferred Shares, payable on April 30, 1998 to shareholders of record on April 15, 1998.

NOTE C - REAL ESTATE

     During February and March 1998 the Trust purchased seven properties in San Antonio, Texas for $10.7 million in cash. An additional two properties were purchased in April 1998 for $1.3 million in cash. These properties, located on Houston Street near San Antonio's River Walk, are currently vacant and with other properties still to be purchased will be redeveloped, retenanted and remerchandised.

     On February 3, 1998 the Trust purchased a retail building in close proximity to its other properties in Santa Monica, California for $2.0 million in cash. On March 30, 1998 the Trust purchased for $865,000 in cash a property adjacent to its Bethesda Row property in order to allow for future expansion.

     On January 14, 1998 the Trust increased by $2.3 million, extended and refinanced mortgage loans which had been made on retail properties in Philadelphia, Pennsylvania. The new loan, which is available for up to $25 million, bears interest at 10%, and is due May 1, 2021, totalled $5.3 million at March 31, 1998. From and after May 2006, which date may be extended to April 2008, the Trust has the option to convert the loan into a partnership interest in the properties.

     In January 1998 the Trust acquired the remaining .23% minority interest in the Barracks Road Shopping Center for $60,000, bringing the Trust's ownership to virtually 100%. In January 1998 the Trust also purchased 31% of the 1% minority interest outstanding in the Pike 7 Shopping Center for $143,000.

NOTE D - NOTES PAYABLE

     In December 1997 the Trust replaced its unsecured medium term revolving credit facilities with four banks with a five-year syndicated line, thereby increasing the aggregate amount available from $135 million to $300 million. The syndicated line bears interest at LIBOR plus 65 basis points, requires fees and has covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At March 31, 1998 there was $63 million borrowed under this facility. The maximum drawn during the first quarter of 1998 was $136 million. The weighted average interest rate on borrowings for the quarter ended March 31, 1998 was 6.2%.

NOTE E - SENIOR NOTES

     On March 5, 1998 the Trust issued $39.5 million of 6.74% Medium-Term Notes due 2004, netting approximately $39.3 million and $40.5 million of 6.99% Medium-Term Notes due 2006, netting approximately $40.2 million. The notes pay interest semi-annually on March 30 and September 30. In anticipation of this transaction, on January 13, 1998 the Trust purchased a Treasury Yield Hedge (notional amount of $50 million) to minimize the risk of changes in interest rates. The hedge was terminated on March 5, 1998 at a gain of $1.1 million which will be recognized as a reduction in interest expense over the term of the notes.

NOTE F - SHAREHOLDERS' EQUITY

     On January 1, 1998, 300,000 and 62,500 common shares, respectively, were awarded to the Trust's president and chief investment officer in a program designed to directly link a significant portion of these executives' long term compensation to the prosperity of the Trust and its shareholders. The shares vest over 13 years, but accelerated vesting over an eight year period is possible if the Trust meets certain performance critera. In order to further link his compensation with the prosperity of the shareholders, the president elected under another agreement to accept stock in lieu of his 1997 bonus and his 1998 salary. As a result in January 1998, 39,055 common shares were awarded to the president. The shares vest at the end of five years if the president is still employed by the Trust. An additional 62,500 common shares, which vest over eight years, were awarded to the chief investment officer on January 1, 1998; 25,000 of these shares were issued from treasury shares. On January 26, 1998, a third officer was awarded 75,000 restricted common shares which will vest as the Trust meets certain performance criteria.

     During the first three months of 1998, 95,365 common shares were issued at prices ranging from $20.75 per share to $25.75 per share from the exercise of stock options.

The Trust accepted notes of $1.6 million from certain of its officers and employees in connection with the issuance of 73,947 of these shares.

     On January 2, 1998, 200,000 options were awarded to an officer of the Trust at a price of $25.875 per share. The options vest at the rate of 50,000 shares at the end of years two through five. On January 26, 1998, 796,000 options, vesting over three years, were awarded to certain officers and employees at a price of $25.1875 per share.

NOTE G - INTEREST EXPENSE

     The Trust incurred interest expense totaling $14.0 million during the first quarter of 1998 and $12.4 million during the first quarter of 1997, of which $1.3 million and $368,000, respectively, were capitalized. Interest paid was $16.1 million in the first quarter of 1998 and $13.0 million in the first quarter of 1997.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

     Under the terms of certain other partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of another partnership, the partners may exchange their 481,378 operating units into cash or common shares of the Trust, at the option of the Trust.

     At March 31, 1998 in connection with certain redevelopment projects and tenant improvements, the Trust is contractually obligated on contracts of approximately $10.8 million. At March 31, 1998 the Trust is also obligated under leases with tenants to provide up to an additional $10.7 million in building and tenant improvements.

NOTE I - COMPONENTS OF RENTAL INCOME

     The components of rental income for the three months ended March 31 are as follows:

                           1998      1997
                           (in thousands)
Retail properties
 Minimum rents            $42,244   $34,470
 Cost reimbursements        7,993     7,619
 Percentage rents           1,605     1,210
Apartments                    639       621
                          -------   -------
                          $52,481   $43,920
                          =======   =======

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q
                                MARCH 31, 1998


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

     Net cash provided by operating activities increased to $21.3 million in the first quarter of 1998 from $17.2 million in the first quarter of 1997 of which $18.4 million and $14.4 million, respectively, was distributed to shareholders. The increase from 1997 to 1998 was primarily due to a $3.4 million increase in net income.

     During the first quarter of 1998, the Trust invested $13.6 million in cash to acquire real estate assets, $15.3 million to improve its properties and $2.5 million in mortgage notes receivable. During February and March 1998 the Trust purchased seven properties in San Antonio, Texas for $10.7 million in cash. An additional two properties were purchased in April 1998 for $1.3 million in cash. These properties, located on Houston Street near San Antonio's River Walk, are currently vacant and with other properties still to be purchased will be redeveloped, retenanted and remerchandised. On February 3, 1998 the Trust purchased a retail building in close proximity to its other properties in Santa Monica, California for $2.0 million in cash. On March 30, 1998 the Trust purchased for $865,000 in cash a property adjacent to its Bethesda Row property in order to allow for future expansion.

     Improvements to Trust properties during the first quarter of 1998 included $2.1 million on the redevelopment of Old Town Center in Los Gatos, California; $1.0 million on predevelopment work at San Jose Town & Country Village Shopping Center; $1.1 million on the final stages of the redevelopment of Wynnewood Shopping Center in suburban Philadelphia; $1.8 million on the expansion of the Falls and West Falls Shopping Centers in suburban Washington, D.C.; $1.6 million on the retenanting of Finley Shopping Center in suburban Chicago;

$531,000 on the renovation of Feasterville Shopping Center in Pennsylvania; and $666,000 on renovations of main street retail properties in Santa Monica and Pasadena, California.

     On January 14, 1998 the Trust increased by $2.3 million, extended and refinanced mortgage loans which had been made on retail properties in Philadelphia, Pennsylvania. The new loan, which is available for up to $25 million, bears interest at 10%, and is due May 1, 2021, totalled $5.3 million at March 31, 1998. From and after May 2006, which date may be extended to April 2008, the Trust has the option to convert the loan into a partnership interest in the properties.

     In December 1997 the Trust replaced its unsecured medium term revolving credit facilities with four banks with a five-year syndicated line, thereby increasing the aggregate amount available from $135 million to $300 million.
The syndicated line bears interest at LIBOR plus 65 basis points, requires fees and has covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At March 31, 1998 there was $63 million borrowed under this facility. The maximum drawn during the first quarter of 1998 was $136 million and the weighted average interest rate on borrowings for the quarter was 6.2%.

     On March 5, 1998 the Trust issued $39.5 million of 6.74% Medium-Term Notes due 2004, netting approximately $39.3 million and $40.5 million of 6.99% Medium-Term Notes due 2006, netting approximately $40.2 million. The notes pay interest semi-annually on March 30 and September 30. In anticipation of this transaction, on January 13, 1998 the Trust purchased a Treasury Yield Hedge (notional amount of $50 million) to minimize the risk of changes in interest rates. The hedge was terminated on March 5, 1998 at a gain of $1.1 million which will be recognized as a reduction in interest expense over the lives of the notes.


     The Trust is contractually obligated on contracts of approximately $10.8 million for redevelopment and tenant improvements and is committed under leases for up to an additional $10.7 million in tenant work and general improvements to its properties. In addition to these committed amounts, the Trust has budgeted an additional $60 million for the remainder of 1998 for improvements to its properties. These committed and budgeted improvements include the redevelopment of Old Town Center, the renovation and retenanting of certain of the San Diego and Santa Monica main street retail properties, the renovation of Feasterville Shopping Center and the completion of the renovation and expansion of Gratiot Plaza. The Trust has balloon mortgage obligations of $53.5 million due during the second and third quarter of 1998.

These expenditures will be funded with the revolving credit facilities pending their long term financing with either equity or debt.

      The Trust plans to acquire additional retail properties and, in addition, has located sites where it intends to build new retail properties. The Trust will need additional capital in order to fund these acquisitions, expansions, developments and refinancings. Sources of this funding may be additional debt and additional equity. The timing and choice between additional debt or equity will depend upon many factors, including the market price for the Trust's shares, interest rates and the Trust's ratio of debt to net worth. The Trust believes, based on past experience, that it has the access to the capital markets needed to raise this capital.


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

     Under the terms of certain other partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of another partnership, the partners may exchange their 481,378 operating units into cash or common shares of the Trust, at the option of the Trust.



RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

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

     The reconciliation of net income to funds from operations for the three months ended March 31 is as follows:

                                             1998      1997
                                             (in thousands)
Net income available for common
       shareholders                         $10,706   $ 9,311
Plus: depreciation and amortization
       of real estate assets                  9,738     9,064
      amortization of initial direct
       costs of leases                          593       584
      income attributable to operating
        partnership units                       207      -
                                            -------   -------
Funds from operations, diluted              $21,244   $18,959
                                            =======   =======

     Funds from operations increased 12% to $21.2 million in the first quarter of 1998 from $19.0 million in the first quarter of 1997.

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 19% from $43.9 million in the first quarter of 1997 to $52.5 million in the first quarter of 1998. If properties purchased and sold in 1997 and 1998 are excluded, rental income increased 6%.

     Minimum rent increased 22% from $35.1 million in the first quarter of 1997 to $42.9 million in the first quarter of 1998. Excluding properties purchased and sold in 1997 and 1998, minimum rent increased 8%. The majority of the increase is attributable to retail properties which have recently been renovated and retenanted, including Troy, Wynnewood, Brick, Gratiot, Finley, Crossroads and Bethesda Row Shopping Centers.

     Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). Cost reimbursements increased 5% from $7.6 million during the first quarter of 1997 to $8.0 million during the first quarter of 1998. Excluding properties purchased and sold in 1997 and 1998, cost reimbursements decreased from $7.3 million to $6.9 million. Real estate tax recovery on the core portfolio increased $165,000, while CAM recovery decreased $563,000 on the core portfolio as CAM expenses, mainly snow removal decreased.

     Other property income includes items which, although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income.

It also includes nonrecurring items such as lease termination fees. Other property income decreased from $3.2 million during the first quarter of 1997 to $2.1 million during the first quarter of 1998. If other income is adjusted to remove the effect of properties sold and acquired in 1997 and 1998, other income decreased $1.4 million, primarily due to a decrease in termination fees from $1.5 million in 1997 to $90,000 in 1998.

     Rental expenses have increased 17% in the first quarter of 1998 from the first quarter of 1997, to $11.9 million from $10.2 million. If centers acquired and sold during 1997 and 1998 are excluded, rental expenses only increased 1%.

     Real estate taxes have increased from $4.6 million during the first quarter of 1997 to $5.5 million during the first quarter of 1998, due to the recent acquisitions. Depreciation and amortization in the first quarter of 1998 was 6% greater than in the first quarter of 1997. Excluding the effect from the 1997 and 1998 acquisitions, depreciation and amortization increased 2% due to depreciation on recent tenant work and property improvements.

     Interest expense increased from $12.0 million during the first quarter of 1997 to $12.7 million during the first quarter of 1998, due to interest expense on the Medium Term Notes issued in 1997 and 1998 and increased interest from greater usage on the line of credit, partially offset by an increase in interest capitalized. The ratio of earnings to combined fixed charges and preferred dividends was 1.58x for the first quarter of 1998; there were no preferred dividends in the first quarter of 1997. The ratio of earnings to fixed charges was 1.8x and 1.72x during the first quarter of 1998 and 1997, respectively.
The ratio of funds from operations to fixed charges was 2.40x for the first quarter of 1998 and 2.48x for the first quarter of 1997.

     Administrative expenses have decreased from $2.1 million during the first quarter of 1997 to $1.8 million during the first quarter of 1998, primarily due to temporary decreases in certain personnel costs as the Trust reorganizes its executive management.

     As a result of the foregoing items, net income increased from $9.3 million during the first quarter of 1997 to $12.7 million during the first quarter of 1998. Net income available for common shareholders was $10.7 million in the first quarter of 1998 after net income was adjusted for a $2.0 million dividend on the $100 million of 7.95% Series A Cumulative Redeemable Preferred Shares issued in October 1997.

    The Trust intends to continue acquiring retail properties during the remainder of 1998. If successful in so doing, these acquisitions should contribute to growth in rental income and expenses and, thereby, net income. However, the competitive market for properties may adversely impact the Trust's ability to acquire properties or the price at which they can be acquired. In response to this increasingly competitive environment, the Trust is planning to focus considerable time and resources in the future on development, with the belief that such new development, although not having a positive effect on net income and funds from operations in the very near future, will have a positive impact in the longer term. In addition, the adoption of EITF issue #97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed rather than capitalized will cause general and administrative expenses to increase with a corresponding decrease to net income.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
(A) Exhibits
        (27) Financial Data Schedule.......................Edgar filing only

(B) Reports on Form 8-K
    A Form 8-K, dated September 26, 1997, was filed on February 24, 1998 in response to Item 5.
    A Form 8-K, dated March 10, 1998, was filed in response to Item 5.
    A Form 8-K, dated December 31, 1997, was filed on March 11, 1998 in response to Item 7.(c).

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FEDERAL REALTY INVESTMENT TRUST
                                                 -------------------------------
                                                                    (Registrant)



Date: May 11, 1998                               Steven J. Guttman
      -----------------                          ------------------------------
                                                 Steven J. Guttman, President
                                                 (Chief Executive Officer)



Date: May 11, 1998                               Cecily A. Ward
      -----------------                          ------------------------------
                                                 Cecily A. Ward
                                                 (Principal Accounting Officer)