Form 10-Q
period 1998-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 1998-08-12
CIK 34903

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended:  June 30, 1998
                     -------------------------------------
                           Commission File No. 17533
                           -------------------------


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

     Yes   X  .         No_____.
         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding at July 31, 1998
----------------------------------            ----------------------------
Common Shares of Beneficial Interest                   39,917,063

This report, including exhibits, contains 42 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                 June 30, 1998

                                   I N D E X



PART I.  FINANCIAL INFORMATION                                  PAGE NO.

         Accountants' Report                                        4

         Consolidated Balance Sheets                                5
         June 30, 1998 (unaudited) and
         December 31, 1997 (audited)

         Consolidated Statements of Operations (unaudited)
         Six months ended June 30, 1998 and 1997
                                                                    6

         Consolidated Statements of Operations (unaudited)
         Three months ended June 30, 1998 and 1997                  7


         Consolidated Statements
         of Shareholders' Equity (unaudited)
         Six months ended June 30, 1998 and 1997                    8

         Consolidated Statements of Cash Flows (unaudited)
         Six months ended June 30, 1998 and 1997                    9


         Notes to Financial Statements                          10-13

         Management's Discussion and Analysis of                14-21
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                         22

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                 June 30, 1998



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

               The balance sheet as of December 31, 1997 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 5, 1998. All other financial information presented is unaudited but has been reviewed as of June 30, 1998 and for each of the six and three month periods ended June 30, 1998 and 1997 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
--------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of June 30, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the six month periods ended June 30, 1998 and 1997, and the consolidated statements of operations for the three month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Trust's management.

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

                              Grant Thornton LLP

Washington, D.C.
August 5, 1998

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS
 (see accountants' review report)

                                                                                          June 30,        December 31,
                                                                                            1998             1997
                                                                                         (unaudited)
                                                                                       --------------    -------------
                                                                                                (in thousands)
                                   ASSETS
Investments
  Real estate, at cost                                                                 $1,513,127         $1,453,639
  Less accumulated depreciation and amortization                                         (265,622)          (247,497)
                                                                                       ----------        -----------
                                                                                        1,247,505         1,206,142
  Mortgage notes receivable                                                                34,883            38,360
                                                                                       ----------        -----------
                                                                                        1,282,388         1,244,502
Other Assets
  Cash                                                                                     13,554            17,043
  Notes receivable - officers                                                               1,060             1,190
  Accounts receivable                                                                      16,651            17,604
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                                   34,878            32,128
  Debt issue costs                                                                          3,147             4,106
                                                                                       ----------        -----------
                                                                                       $1,351,678        $1,316,573
                                                                                       ==========        ===========
               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                       $122,573          $125,940
  Mortgages payable                                                                        58,376            95,633
  Notes payable                                                                           125,079           119,028
  Accrued expenses                                                                         22,275            23,419
  Accounts payable                                                                          5,200             7,093
  Dividends payable                                                                        18,466            18,368
  Security deposits                                                                         4,675             4,423
  Prepaid rents                                                                             4,315             2,818
Senior notes                                                                              335,000           255,000
5 1/4% Convertible subordinated debentures                                                 75,289            75,289
Investors' interest in consolidated assets                                                 35,621            35,752
Commitments and contingencies                                                                   -                 -

Shareholders' equity
   7.95% Series A Cumulative Redeemable Preferred Shares, liquidation
     preference $25 per share, 4,000,000 shares issued in 1997                            100,000           100,000
  Common shares of beneficial interest, no par
    or stated value, unlimited authorization,
    issued 39,922,154 and 39,200,201 shares,
    respectively                                                                          702,983           684,823
  Accumulated dividends in excess of Trust net income                                    (236,291)         (222,709)
                                                                                       ----------        -----------
                                                                                          566,692           562,114

Less 58,419 and 52,386 common shares in treasury - at cost, respectively,
  deferred compensation and subscriptions receivable                                      (21,883)           (8,304)
                                                                                       ----------        -----------
                                                                                          544,809           553,810
                                                                                       ----------        -----------
                                                                                       $1,351,678        $1,316,573
                                                                                       ==========        ===========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                          (unaudited)

                                                                    Six months ended June 30,
                                                                   1998                  1997
                                                                  ------                ------
(In thousands, except per share data)
Revenue
  Rental income                                               $   106,608             $    90,981
  Interest and other income                                         2,935                   2,948
  Other property income                                             5,036                   5,520
                                                              -----------             -----------
                                                                  114,579                  99,449
Expenses
  Rental                                                           23,269                  21,005
  Real estate taxes                                                11,217                   9,466
  Interest                                                         26,097                  23,988
  Administrative                                                    5,836                   4,594
  Depreciation and amortization                                    21,972                  20,528
                                                              -----------             -----------
                                                                   88,391                  79,581
                                                              -----------             -----------
Operating income before investors' share
  of operations and gain on sale of real estate                    26,188                  19,868

  Investors' share of operations                                   (1,531)                   (581)
                                                              -----------             -----------
Income before gain on sale of real estate                          24,657                  19,287

Gain on sale of real estate                                             -                   7,034
                                                              -----------             -----------
Net Income                                                    $    24,657             $    26,321

  Dividends on preferred stock                                     (3,975)                      -
                                                              -----------             -----------
Net income available for common shareholders                  $    20,682             $    26,321
                                                              ===========             ===========


Earnings per common share, basic
  Income before gain on sale of real estate                   $      0.53             $      0.51
  Gain on sale of real estate                                           -                    0.18
                                                              -----------             -----------
                                                              $      0.53             $      0.69
                                                              ===========             ===========
Weighted average number of common shares, basic                    39,057                  38,126
                                                              ===========             ===========

Earnings per common share, diluted
  Income before gain on sale of real estate                   $      0.53             $      0.50
  Gain on sale of real estate                                           -                    0.18
                                                              -----------             -----------
                                                              $      0.53             $      0.68
                                                              ===========             ===========
Weighted average number of common shares, diluted                  39,896                  38,616
                                                              ===========             ===========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                         (unaudited)

                                                                Three months ended June 30,
                                                                1998                  1997
                                                                ----                  ----
(In thousands, except per share data)
Revenue
  Rental income                                               $54,127                $47,061
  Interest and other income                                     1,341                  1,448
  Other property income                                         2,934                  2,293
                                                              -------                -------
                                                               58,402                 50,802

Expenses
  Rental                                                       11,347                 10,789
  Real estate taxes                                             5,745                  4,892
  Interest                                                     13,404                 11,999
  Administrative                                                3,995                  2,493
  Depreciation and amortization                                11,203                 10,404
                                                              -------                -------
                                                               45,694                 40,577
                                                              -------                -------
Operating income before investors' share
  of operations and gain on sale of real estate                12,708                 10,225

  Investors' share of operations                                 (745)                  (249)
                                                              -------                -------
Income before gain on sale of real estate                      11,963                  9,976

Gain on sale of real estate                                         -                  7,034
                                                              -------                -------
Net Income                                                    $11,963                $17,010

  Dividends on preferred stock                                 (1,987)                     -
                                                              -------                -------
Net income available for common shareholders                  $ 9,976                $17,010
                                                              -------                -------

Earnings per common share, basic
  Income before gain on sale of real estate                   $  0.26                $  0.26
  Gain on sale of real estate                                       -                   0.18
                                                              -------                -------
                                                              $  0.26                $  0.44
                                                              -------                -------
Weighted average number of common shares, basic                39,122                 38,754
                                                              -------                -------

Earnings per common share, diluted
  Income before gain on sale of real estate                   $  0.25                $  0.25
  Gain on sale of real estate                                    0.00                   0.18
                                                              -------                -------
                                                              $  0.25                $  0.43
                                                              =======                =======
Weighted average number of common shares, diluted              39,900                 39,200
                                                              =======                =======

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
                          (unaudited)


                                                                       Six months ended June 30,
                                                          1998                                  1997
                                                     -------------     -------------       -------------        -------------
(In thousands, except per share amounts)                 Shares            Amount              Shares               Amount
Common Shares of Beneficial Interest
  Balance, beginning of period                        39,200,201        $  684,823           35,948,044          $  597,917
  Net proceeds from sale of shares                             -                 -            3,000,000              83,925
  Exercise of stock options                              130,905             2,798               66,468               1,401
  Shares issued under dividend reinvestment plan          76,993             1,927               74,838               2,009
 Performance and Restricted Shares granted               514,055            13,435               22,000                 621
                                                     -------------     -------------       -------------        -------------
  Balance, end of period                              39,922,154        $  702,983           39,111,350          $  685,873
                                                     =============     =============       =============        =============


Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of period                          (457,111)          ($8,304)            (480,948)            ($8,332)
  Amortization of deferred compensation                   47,093               875               30,125                 480
 Performance and Restricted Shares granted              (549,055)          (14,084)             (22,000)               (621)
  Purchase of shares under share purchase plan            50,521               764               16,753                 236
  Purchase of treasury shares, net of reissuance          (6,033)             (353)                   -                   -
  Increase in stock option loans, net                    (32,937)             (781)             (10,500)               (223)
                                                     -------------     -------------       -------------        -------------
  Balance, end of period                                (947,522)         ($21,883)            (466,570)            ($8,460)
                                                     =============     =============       =============        =============




Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                           ($222,709)                               ($200,700)
  Net income                                                                24,657                                   26,321
  Dividends declared to shareholders                                       (38,239)                                 (32,782)
                                                                       -------------                            -------------
  Balance, end of period                                                 ($236,291)                               ($207,161)
                                                                       =============                            =============

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
      (unaudited)

                                                                              Six months ended June 30,
(In thousands)                                                                  1998               1997
                                                                            -------------     --------------
OPERATING ACTIVITIES
  Net income                                                                $    24,657        $     26,321
  Adjustments to reconcile net income to net cash
   provided by operations
    Depreciation and amortization                                                21,972              20,527
    Rent abatements in lieu of leasehold improvements,
     net of tenant improvements retired                                          (1,044)               (526)
    Imputed interest and amortization of debt cost                                  384                 326
    Amortization of deferred compensation and
     forgiveness of officers' notes                                               1,074                 344
    Gain on sale of real estate                                                                      (7,034)
  Changes in assets and liabilities
    Decrease  (increase) in accounts receivable                                     953                (584)
    Increase in prepaid expenses and other
     assets before depreciation and amortization                                 (3,436)             (3,303)
    Increase (decrease) in operating accounts payable,
     security deposits and prepaid rent                                           1,528                (666)
    Decrease  in accrued expenses                                                (1,314)             (2,155)
                                                                            ------------       -------------
  Net cash provided by operating activities                                      44,774              33,250

INVESTING ACTIVITIES
  Acquisition of real estate                                                    (29,013)           (103,269)
  Capital expenditures                                                          (26,913)            (23,571)
  Application of deposit on real estate                                               -              23,447
  Net increase in notes receivable                                               (5,305)            (10,250)
                                                                            ------------       ------------
  Net cash used in investing activities                                         (61,231)           (113,643)

FINANCING ACTIVITIES
  Regular payments on mortgages, capital leases, and
   notes payable                                                                 (1,204)               (992)
  Balloon payment on mortgages                                                  (36,607)                  -
  Increase  in short-term debt, net                                               6,209              33,695
  Issuance of senior notes, net of costs                                         79,540                   -
  Dividends paid                                                                (36,845)            (30,149)
  Issuance of shares of beneficial interest                                       2,742              86,044
 (Decrease) increase  in minority interest                                         (867)                250
                                                                            -----------        -------------
  Net cash  provided by financing activities                                     12,968              88,848
                                                                            -----------        -------------

Increase (decrease) in cash                                                      (3,489)              8,455

Cash at beginning of period                                                      17,043              11,041
                                                                            -----------        ------------
Cash at end of period                                                       $    13,554        $     19,496
                                                                            ===========        ============

The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998
                       (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1997 which contain the Trust's accounting policies and other data.

     The following table sets forth the reconciliation between basic and diluted
EPS:

                                          Six months           Three months
                                       1998         1997      1998      1997
NUMERATOR
Net income available for common
  shareholders - basic                 $20,682       $26,321  $ 9,976  $17,010
Income attributable to operating
  partnership units                        414             -      207        -
                                       -------       -------  -------  -------
Net income available for common
   shareholders - diluted              $21,096       $26,321  $10,183  $17,010

DENOMINATOR
Denominator for basic EPS-
  weighted average shares               39,057        38,126   39,122   38,754
Effect of dilutive securities
  Stock options and awards                 358           490      297      446
  Operating partnership units              481             -      481        -
                                       -------       -------  -------  -------
Denominator for diluted EPS             39,896        38,616   39,900   39,200

     On March 19, 1998 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue #97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred, whereas the internal costs of preacquisition activities directly identifiable with the acquisition of a nonoperating or to be developed property should be capitalized as part of the cost of the acquisition. The Trust has traditionally capitalized internal preacquisition costs of both operating and nonoperating properties as a component of the acquisition price. Consequently, as a result of the adoption of this EITF in the second quarter of 1998, the Trust's general and administrative expense has increased by approximately $900,000. The effect of the EITF on general and administrative expenses each quarter will depend on the acquisition effort spent on acquiring operating properties versus development properties.

NOTE B - REAL ESTATE AND ENCUMBRANCES

     During February and March 1998 the Trust purchased seven properties in San Antonio, Texas for $10.7 million in cash. An additional two properties were purchased during the second quarter of 1998 for $3.5 million in cash. These properties, located on Houston Street near San Antonio's River Walk, are currently vacant and will be redeveloped, retenanted and remerchandised.

     On February 3, 1998 the Trust purchased a retail building in close proximity to its other properties in Santa Monica, California for $2.0 million in cash. During the first half of 1998 the Trust spent $2.0 million in cash to purchase two properties and to secure a long term ground lease on a third property in Bethesda, Maryland; all three properties are adjacent to the Trust's Bethesda Row property and were purchased in order to allow for future expansion.

     On May 7, 1998 the Trust acquired two main street retail properties in Tempe, Arizona. The Trust acquired one property for $5.2 million in cash. The Trust acquired, for $4.6 million in cash, an eighty-five percent interest in a partnership which owns the second property which is valued at $5.4 million.

     On June 30, 1998 the Trust, for $8.5 million, terminated the capital lease on Lawrence Park Shopping Center and purchased the fee interest in the property upon the maturity of a note of $8.5 million which the Trust had loaned to the seller in January 1997.

     On January 14, 1998 the Trust increased by $2.3 million, extended and refinanced mortgage loans which had been made on retail properties in Philadelphia, Pennsylvania. The new loan, which is available for up to $25 million, bears interest at 10%, and is due May 1, 2021, totalled $5.3 million at June 30, 1998. From and after May 2006, which date may be extended to April 2008, the Trust has the option to convert the loan into a partnership interest in the properties.

     In June 1998 the Trust made a loan of $2.5 million, which matures July 1, 2001 and is secured by a property in Studio City, California. The loan earns interest at 10% and participates in certain revenues and appreciation of the property.

     On June 1, 1998 the Trust paid off mortgages totalling $36.6 million on Barracks Road, Falls Plaza, Old Keene Mill, and West Falls Shopping Centers.



NOTE C - NOTES PAYABLE

     In December 1997 the Trust replaced its unsecured medium term revolving credit facilities with four banks with a five-year syndicated line, thereby increasing the aggregate amount available from $135 million to $300 million. The syndicated line bears interest at LIBOR plus 65 basis points, requires fees and has covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At June 30, 1998 there was $121 million borrowed under this facility. The maximum drawn during the first half of 1998 was $136 million. The weighted average interest rate on borrowings for the six months ended June 30, 1998 was 6.2%.

NOTE D - INTEREST EXPENSE

     The Trust incurred interest expense totaling $28.9 million during the first six months of 1998 and $25.2 million during the first six months of 1997, of which $2.8 million and $1.2 million, respectively, was capitalized. Interest paid was $27.3 million in the first six months of 1998 and $24.8 million in the first six months of 1997.

NOTE E - COMMITMENTS AND CONTINGENCIES

     The Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

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

     The Trust is currently working to resolve the potential impact of the year 2000 on the processing of information by the Trust's computerized information systems as well as the potential impact on the operations of its real estate properties by computerized components of its buildings' operating systems.
Based on current
information, costs of addressing and solving potential problems are not expected to have a material adverse impact on the Trust's financial condition.


NOTE F - COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended June 30 are as follows:
                                 Six months          Three months
                               1998      1997        1998    1997
Retail properties
 Minimum rents               $85,627    $71,226    $43,383  $36,756
  Cost reimbursements         16,918     16,258      8,925    8,639
Percentage rents               2,786      2,259      1,181    1,049
 Apartments                    1,277      1,238        638      617
                             -------    -------    -------  -------
                            $106,608    $90,981    $54,127  $47,061


NOTE G - SUBSEQUENT EVENTS

     On July 31, 1998 the Trust paid off a $6.3 million mortgage on Loehmann's Plaza. On August 3, 1998 the Trust paid off a $10.7 million mortgage on Bristol Shopping Center. The payoff of these mortgages was funded by borrowings on the Trust's line of credit.

     On July 10, 1998 the Trust, through a 90% owned partnership, purchased another property on Third Street Promenade in Santa Monica. The cost of the property was $6.6 million in cash, of which the Trust contributed 90%. On July 22, 1998 the Trust acquired a pad site adjacent to North Lake Commons for $1 million in cash. On August 5, 1998 the Trust purchased the Hauppauge Shopping Center in Hauppauge, New York for a cash purchase price of $25 million.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q
                                 JUNE 30, 1998


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Portions of this discussion include certain forward-looking statements about the Trust's and management's intentions and expectations. Although these intentions and expectations are based upon reasonable assumptions, many factors, such as general economic conditions, local and national real estate conditions, increases in interest rates and operating costs, may cause actual results to differ materially from current expectations.

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

     Net cash provided by operating activities increased to $44.8 million in the first half of 1998 from $33.3 million in the first half of 1997 due to improved operating results from the core portfolio and due to the contributions from recently acquired and redeveloped properties. Distributions to shareholders in the first six months of 1998 totalled $36.8 million compared to 1997's $30.1 million.

     During the first half of 1998, the Trust invested $29.0 million in cash to acquire real estate assets, $26.9 million to improve its properties and $5.3 million in mortgage notes receivable. The Trust purchased nine properties in San Antonio, Texas for $14.2 million in cash. These properties, located on Houston Street near San Antonio's River Walk, are currently vacant and will be redeveloped, retenanted and remerchandised. The Trust purchased a retail building in close proximity to its other properties in Santa Monica, California for $2.0 million in cash. The Trust acquired for another $2.0 million in cash two properties and a long term ground lease on a third property adjacent to its Bethesda Row property in order to allow for future expansion. In May 1998 the Trust purchased a main street retail property in Tempe, Arizona and an eighty-five percent interest in a partnership, which owns a second property in Tempe valued at $5.4 million, for $5.2 million and $4.6 million, respectively.

     On July 10, 1998 the Trust, through a 90% owned partnership, purchased another property on Third Street Promenade in Santa Monica. The cost of the property was $6.6 million in cash, of which the Trust contributed 90%. On July 22, 1998 the Trust acquired a pad site adjacent to North Lake Commons for $1 million in cash. On August 5, 1998 the Trust purchased the Hauppauge Shopping Center in Hauppauge, New York for a cash purchase price of $25 million.

     On July 31, 1998 and August 3, 1998 the Trust paid balloon mortgage obligations, totalling $16.9 million.

     Improvements to Trust properties during the first half of 1998 included $3.4 million on the renovation of Gratiot Plaza; $2.9 million on the redevelopment of Old Town Center in Los Gatos, California; $2.4 million on predevelopment work at San Jose Town & Country Village Shopping Center; $2.4 million on the expansion of the Falls and West Falls Shopping Centers in suburban Washington, D.C.; $1.9 million on the retenanting of Finley Shopping Center in suburban Chicago; $1.1 million on the renovation of Feasterville Shopping Center in Pennsylvania; and $1.5 million on renovations of main street retail properties in Santa Monica and Pasadena, California.

     On January 14, 1998 the Trust increased by $2.3 million, extended and refinanced mortgage loans which had been made on retail properties in Philadelphia, Pennsylvania. The new loan, which is available for up to $25 million, bears interest at 10%, and is due May 1, 2021, totalled $5.3 million at June 30, 1998. From and after May 2006, which date may be extended to April 2008, the Trust has the option to convert the loan into a partnership interest in the properties. In June 1998 the Trust made a mortgage loan of $2.5 million on a property in Studio City, California. The loan, which matures July 1, 2001, earns interest at 10% and participates in certain revenues and appreciation of the property.

     In December 1997 the Trust replaced its unsecured medium term revolving credit facilities with four banks with a five-year syndicated line, thereby increasing the aggregate amount available from $135 million to $300 million.
The Trust uses borrowings on the credit facility to fund its acquisitions, improvements, and debt repayment requirements, until issuing equity or long term debt. The syndicated line bears interest at LIBOR plus 65 basis points, requires fees and has covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At June 30, 1998 there was $121 million borrowed under this facility. The maximum drawn during the first half of 1998 was $136 million and the weighted average interest rate on borrowings for the six months was 6.2%.

     On March 5, 1998 the Trust issued $39.5 million of 6.74% Medium-Term Notes due 2004, netting approximately $39.3 million, and $40.5 million of 6.99% Medium-Term Notes due 2006, netting approximately $40.2 million. The notes pay interest semi-annually on March 30 and September 30. In anticipation of this transaction, on January 13, 1998 the Trust purchased a Treasury Yield Hedge (notional amount of $50 million) to minimize the risk of changes in interest rates. The hedge was terminated on March 5, 1998 at a gain of $1.1 million which will be recognized as a reduction in interest expense over the lives of the notes. Proceeds from this issuance were used to reduce borrowings on the credit facility.

          The Trust is contractually obligated on contracts of approximately $16.3 million for redevelopment and tenant improvements and is committed under leases for up to an additional $7.4 million in tenant work and general improvements to its properties. In addition to these committed amounts, the Trust has budgeted an additional $25 million for the remainder of 1998 for improvements to its properties. These committed and budgeted improvements include the redevelopment of Old Town Center, the renovation and retenanting of certain of the San Diego and Santa Monica main street retail properties, the renovation of Feasterville Shopping Center, the completion of the renovation and expansion of Gratiot Plaza and the redevelopment of a portion of Bethesda Row. These expenditures will be funded with the revolving credit facilities pending their long term financing with either equity or debt.

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


CONTINGENCIES

     The Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

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

     The Trust is currently working to resolve the potential impact of the year 2000 on the processing of information by the Trust's computerized information systems as well as the potential impact on the operations of its real estate properties by computerized components of its buildings' operating systems. Based on current information, costs of addressing and solving potential problems are not expected to have a material adverse impact on the Trust's financial position.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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

     The reconciliation of net income to funds from operations for the six months ended June 30 is as follows:

                                           1998              1997
                                               (in thousands)
Net income available for common
       shareholders                       $20,682           $26,321
Less: gain on sale of real estate               -            (7,034)
Plus: depreciation and amortization
       of real estate assets               19,906            18,418
       amortization of initial direct
       costs of leases                      1,181             1,148
      income attributable to operating
        partnership units                     414                 -
                                          -------           -------
Funds from operations, diluted            $42,183           $38,853
                                          =======           =======

     Funds from operations increased 9% to $42.2 million in the first half of 1998 from $38.9 million in the first half of 1997.

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 17% from $91.0 million in the first half of 1997 to $106.6 million in the first half of 1998. If properties purchased and sold in 1997 and 1998 are excluded, rental income increased 5%. The majority of the increase is attributable to retail properties which have recently been renovated and retenanted.

     Minimum rent increased 20% from $72.5 million in the first half of 1997 to $86.9 million in the first half of 1998. Excluding properties purchased and sold in 1997 and 1998, minimum rent increased 7%. The majority of the increase is attributable to retail properties which have recently been renovated and retenanted, including Troy, Wynnewood, Brick, Finley, Crossroads and Bethesda Row Shopping Centers.

     Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). Cost reimbursements increased 4% from $16.3 million during the first half of 1997 to $16.9 million during the first half of 1998. Excluding properties purchased and sold in 1997 and 1998, cost reimbursements decreased from $15.5 million in 1997 to $14.7 million in 1998. Real estate tax recovery on the core portfolio increased in line with increases in taxes, while CAM recovery decreased on the core portfolio as CAM expenses, mainly snow removal decreased.

     Other property income includes items which, although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. It also includes nonrecurring items such as lease termination fees. Other property income decreased from $5.5 million during the first half of 1997 to $5.0 million during the first half of 1998. If other income is adjusted to remove the effect of properties sold and acquired in 1997 and 1998, other income decreased $1.1 million, primarily due to a decrease in lease termination fees from $1.8 million in 1997 to $370,000 in 1998.

     Rental expenses have increased 11% in the first half of 1998 from the first half of 1997, to $23.3 million from $21.0 million. If centers acquired and sold during 1997 and 1998 are excluded, rental expenses decreased 4%, refecting the decrease in CAM expenses.

     Real estate taxes have increased from $9.5 million during the first half of 1997 to $11.2 million during the first half of 1998, due to the recent acquisitions. Depreciation and amortization in the first half of 1998 was 7% greater than in the first half of 1997. Excluding the effect from the 1997 and 1998 acquisitions, depreciation and amortization increased 5% due to depreciation on recent tenant work and property improvements.

     Interest expense increased from $24.0 million during the first half of 1997 to $26.1 million during the first half of 1998, due to interest expense on the Medium Term Notes issued in 1997 and 1998 and increased interest from greater usage on the line of credit, partially offset by an increase in interest capitalized, and decreases in mortgage and participation interest. The ratio of earnings to combined fixed charges and preferred dividends was 1.43x for the first half of 1998; there were no preferred dividends in the first half of 1997. The ratio of earnings to fixed charges was 1.6x and 1.7x during the first half of 1998 and 1997, respectively. The ratio of funds from operations to fixed charges was 2.34x for the first half of 1998 and 2.47x for the first half of 1997.

     Administrative expenses have increased from $4.6 million during the first half of 1997 to $5.8 million during the first half of 1998, primarily due to the expensing of internal costs of acquisition activities during the second quarter of 1998 in accordance with EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" and due to increased expenses of unsuccessful acquisition and development efforts during the second quarter.

     Investors' share of operations increased from $581,000 to $1.5 million from the first six months of 1997 to the comparable period in 1998, primarily because of the Trust's partners share of the increased earnings in Congressional Plaza and the Trust's partners share of the earnings in the December 1997 acquisition of Courthouse and Magruder's shopping centers.

     As a result of the foregoing items, net income before gain on sale of real estate increased from $19.3 million during the first half of 1997 to $24.7 million during the first half of 1998. Net income available for common shareholders before gain on sale of real estate was $20.7 million in the first half of 1998 after deducting a $4.0 million dividend on the $100 million of 7.95% Series A Cumulative Redeemable Preferred Shares issued in October 1997 and $19.3 million in 1997. Net income was $24.7 million in 1998 and $26.3 million in 1997 which had a $7.0 million gain on sale of real estate.

     The Trust intends to continue acquiring retail properties during the remainder of 1998. If successful in so doing, these acquisitions should contribute to growth in rental income and expenses and, thereby, net income. However, the competitive market for properties may adversely impact the Trust's ability to acquire properties or the price at which they can be acquired. In response to this increasingly competitive environment, the Trust is focusing considerable time and resources now and in the future on development, with the belief that such new development, although not having a positive effect on net income and funds from operations in the very near future, will have a positive impact in the longer term.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Funds from operations increased five percent from $19.9 million in the second quarter of 1997 to $20.9 million in the second quarter of 1998.

     Rental income increased 15% from $47.1 million in 1997 to $54.1 million in 1998. Excluding properties acquired and sold in 1997 and 1998, rental income increased 4%, in large part due to the contribution from retail properties recently renovated and retenanted.

     Minimum rent increased 18% from $37.4 million in the second quarter of 1997 to $44.0 million in the second quarter of 1998 due primarily to the impact of 1997 acquisitions. On a same property basis, minimum rent increased 7% due primarily to the recently renovated and retenanted properties.

     Cost reimbursements, a component of rental income, increased 3% in the second quarter of 1998 over the comparable period of 1997, substantially due to the impact of properties acquired in 1997 and 1998.

     Other property income increased from $2.3 million in the second quarter of 1997 to $2.9 million in the second quarter of 1998. The major component of this increase was a national telephone contract of $405,000.

     Rental expenses have increased 5% from $10.8 million in the second quarter of 1997 to $11.3 million in the second quarter of 1998. On a same property basis, rental expenses were down 10%, reflecting a decrease in snow, repair, environmental and leasing costs. Real estate taxes increased 17% from 1997 to 1998, but on a same property basis increased 7%, primarily reflecting increased assessments on recently renovated centers. Depreciation and amortization expense increased 8% due to depreciation expense on the recent acquisitions and renovations.

     Interest expense increased from $12.0 million in the second quarter of 1997 to $13.4 million in the comparable period of 1998, primarily reflecting the interest on the issuance of $120 million of medium term notes, partially offset by lower mortgage interest expense as mortgages were paid during the second quarter of 1998.

     General and administrative expenses have increased from $2.5 million in the second quarter of 1997 to $4.0 million in the second quarter of 1998, primarily due to the expensing of internal costs of acquisition activities during the second quarter of 1998 in accordance with EITF 97-11 and due to increased expenses of unsuccessful acquisition and development efforts during the second quarter.

     Investor's share of operations increased from $249,000 in the second quarter of 1997 to $745,000 in 1998, primarily because of the Trust's partners' share of the increased earnings in Congressional Plaza and the Trust's partners share of the earnings in the December 1997 acquisition of Courthouse and Magruder's shopping centers.

     As a result of the foregoing items, net income before gain on sale of real estate increased from $10.0 million in the second quarter of 1997 to $12.0 million in the second quarter of 1998. Net income available for common shareholders (before gain on sale of real estate) was $10.0 million in the second quarter of 1998 after deducting a $2.0 million dividend on the $100 million of 7.95% Series A Cumulative Redeemable Preferred Shares issued in October 1997 and $10.0 million in the second quarter of 1997 as well. Net income was $12.0 million in the second quarter of 1998 compared to 1997's $17.0 million which had a $7.0 million gain on sale of real estate.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

     At the 1998 Annual Meeting of Shareholders on May 6, 1998 the Shareholders elected two trustees to serve for the ensuing three years and the Shareholders approved the Amendment to the Amended and Restated 1993 Long-Term Incentive Plan ("Amended Plan") and the Shareholders approved a stock option award to the Chief Executive Officer. Holders of 33.5 million shares voted for both of the trustees and holders of 362,000 shares voted against both of the trustees. Holders of
25.6 million shares voted for the Amended Plan and holders of 7.9 million shares voted against the Amended Plan. Holders of 30.9 million shares voted to approve the stock option award to the Chief Executive Officer and holders of 2.5 million shares voted against approval.


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
        (3)(ii) Bylaws of Federal Realty Investment Trust as last
             amended on May 6, 1998                         24-42
        (27) Financial Data Schedules.......................Edgar
             filing only

(B) Reports on Form 8-K

        A Form 8-K, dated March 31, 1998, was filed on May 11, 1998 in response to Item 7.(c).

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

                                                 FEDERAL REALTY INVESTMENT TRUST
                                                 -------------------------------
                                                                    (Registrant)





August 12, 1998                                   Steven J. Guttman
                                                  -----------------
                                                  Steven J. Guttman, President
                                                  (Chief Executive Officer)


August 12, 1998                                   Cecily A. Ward
                                                  --------------
                                                  Cecily A. Ward, Controller
                                                  (Principal Accounting Officer)