Form 10-Q
period 1998-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 1998-11-10
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended:  September 30, 1998
                  ------------------------------------------
                           Commission File No. 17533
                           -------------------------


                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)

              District of Columbia                                52-0782497
        -------------------------------                      -------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

1626 East Jefferson Street, Rockville, Maryland                  20852-4041
-----------------------------------------------              ------------------
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

  Yes   X  .    No     .
      -----       -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at October 28, 1998
------------------------------------             -------------------------------
Common Shares of Beneficial Interest                        40,037,919

This report contains 25 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                               September 30, 1998

                                   I N D E X


                                                                PAGE NO.
PART I.    FINANCIAL INFORMATION

           Accountants' Report                                       4

           Consolidated Balance Sheets
           September 30, 1998 (unaudited) and
           December 31, 1997 (audited)                               5


           Consolidated Statements of Operations (unaudited)
           Nine months ended September 30, 1998 and 1997             6


           Consolidated Statements of Operations (unaudited)
           Three months ended September 30, 1998 and 1997            7

           Consolidated Statements
           of Shareholders' Equity (unaudited)
           Nine months ended September 30, 1998 and 1997             8


           Consolidated Statements of Cash Flows (unaudited)
           Nine months ended September 30, 1998 and 1997             9

           Notes to Financial Statements                         10-14

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations         15-23

PART II.   OTHER INFORMATION                                        24

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                              September 30, 1998



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

                The balance sheet as of December 31, 1997 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 5, 1998. All other financial information presented is unaudited but has been reviewed as of September 30, 1998 and for each of the nine and three month periods ended September 30, 1998 and 1997 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
--------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of September 30, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the nine month periods ended September 30, 1998 and 1997, and the consolidated statements of operations for the three month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Trust's management.

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

                                 Grant Thornton LLP

Washington, D.C.
October 27, 1998

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS
 (see accountants' review report)

                                                                        September 30,        December 31,
                                                                            1998                 1997
                                                                         (unaudited)
                                                                        -------------        -------------
                        ASSETS                                                   (in thousands)
Investments
  Real estate, at cost                                                    $1,616,271           $1,453,639
  Less accumulated depreciation and amortization                            (275,054)            (247,497)
                                                                          ----------           ----------
                                                                           1,341,217            1,206,142
  Mortgage notes receivable                                                   47,059               38,360
                                                                          ----------           ----------
                                                                           1,388,276            1,244,502
Other Assets
  Cash                                                                         9,952               17,043
  Notes receivable - officers                                                  1,108                1,190
  Accounts receivable                                                         18,320               17,604
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                      36,690               32,128
  Debt issue costs                                                             2,961                4,106
                                                                          ----------           ----------
                                                                          $1,457,307           $1,316,573
                                                                          ==========           ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                        $  122,488           $  125,940
  Mortgages payable                                                           51,205               95,633
  Notes payable                                                              234,846              119,028
  Accrued expenses                                                            24,076               23,419
  Accounts payable                                                             5,391                7,093
  Dividends payable                                                           18,926               18,368
  Security deposits                                                            5,490                4,423
  Prepaid rents                                                                3,349                2,818
Senior notes                                                                 335,000              255,000
5 1/4% Convertible subordinated debentures                                    75,289               75,289
Investors' interest in consolidated assets                                    46,219               35,752
Commitments and contingencies                                                      -                    -

Shareholders' equity
  7.95% Series A Cumulative Redeemable Preferred Shares, liquidation
    preference $25 per share, 4,000,000 shares issued in 1997                100,000              100,000
  Common shares of beneficial interest, no par
    or stated value, unlimited authorization,
    issued 40,061,303 and 39,200,201 shares,
    respectively                                                             706,051              684,823
  Accumulated dividends in excess of Trust net income                       (248,359)            (222,709)
                                                                          ----------           ----------
                                                                             557,692              562,114

Less 58,419 and 52,386 common shares in treasury - at cost,
  respectively,deferred compensation and subscriptions receivable            (22,664)              (8,304)
                                                                          ----------           ----------
                                                                             535,028              553,810
                                                                          ----------           ----------
                                                                          $1,457,307           $1,316,573
                                                                          ==========           ==========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                  (unaudited)

                                                                  Nine months ended September 30,
                                                                    1998                   1997
                                                                  ---------             --------
(In thousands, except per share data)
Revenue
  Rental income                                                   $162,041              $137,090
  Other property income                                              7,613                 7,512
  Interest and other income                                          3,928                 4,660
                                                                  --------              --------
                                                                   173,582               149,262

Expenses
  Rental                                                            35,274                31,196
  Real estate taxes                                                 17,275                14,402
  Interest                                                          39,736                35,952
  Administrative                                                     8,736                 6,562
  Depreciation and amortization                                     33,384                30,853
                                                                  --------              --------
                                                                   134,405               118,965
                                                                  --------              --------
                                                                    39,177                30,297
   Provision for restructuring                                      (4,665)                    -
                                                                  --------              --------
Operating income before investors' share
  of operations and gain on sale of real estate                     34,512                30,297

  Investors' share of operations                                    (2,335)                 (862)
                                                                  --------              --------
Income before gain on sale of real estate                           32,177                29,435

  Gain on sale of real estate                                            -                 6,375
                                                                  --------              --------
Net Income                                                        $ 32,177              $ 35,810

  Dividends on preferred stock                                      (5,963)                    -
                                                                  --------              --------
Net income available for common shareholders                      $ 26,214              $ 35,810
                                                                  ========              ========

Earnings per common share, basic
  Income before gain on sale of real estate                       $   0.67              $   0.77
  Gain on sale of real estate                                            -                  0.16
                                                                  --------              --------
                                                                  $   0.67              $   0.93
                                                                  ========              ========
Weighted average number of common shares, basic                     39,115                38,352
                                                                  ========              ========

Earnings per common share, diluted
  Income before gain on sale of real estate                       $   0.67              $   0.76
  Gain on sale of real estate                                            -                  0.16
                                                                  --------              --------
                                                                  $   0.67              $   0.92
                                                                  ========              ========
Weighted average number of common shares, diluted                   39,953                38,821
                                                                  ========              ========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                  (unaudited)

                                                                   Three months ended September 30,
                                                                     1998                     1997
                                                                   -------                 -------
(In thousands, except per share data)
Revenue
  Rental income                                                    $55,433                 $46,109
  Other property income                                              2,577                   1,992
  Interest and other income                                            993                   1,712
                                                                   -------                 -------
                                                                    59,003                  49,813



Expenses
  Rental                                                            12,005                  10,191
  Real estate taxes                                                  6,058                   4,936
  Interest                                                          13,639                  11,964
  Administrative                                                     2,900                   1,968
  Depreciation and amortization                                     11,412                  10,325
                                                                   -------                 -------
                                                                    46,014                  39,384
                                                                   -------                 -------
                                                                    12,989                  10,429
  Provision for restructuring                                       (4,665)                      -
                                                                   -------                 -------
Operating income before investors' share
  of operations and loss on sale of real estate                      8,324                  10,429

  Investors' share of operations                                      (804)                   (281)
                                                                   -------                 -------
Income before loss on sale of real estate                            7,520                  10,148

Loss on sale of real estate                                              -                    (659)
                                                                   -------                 -------
Net Income                                                         $ 7,520                 $ 9,489

  Dividends on preferred stock                                      (1,988)                      -
                                                                   -------                 -------
Net income available for common shareholders                       $ 5,532                 $ 9,489
                                                                   =======                 =======

Earnings per common share, basic
  Income before loss on sale of real estate                        $  0.14                 $  0.26
  Loss on sale of real estate                                            -                   (0.02)
                                                                   -------                 -------
                                                                   $  0.14                 $  0.24
                                                                   =======                 =======
Weighted average number of common shares, basic                     39,233                  38,801
                                                                   =======                 =======

Earnings per common share, diluted
  Income before loss on sale of real estate                        $  0.14                 $  0.26
  Loss on sale of real estate                                         0.00                   (0.02)
                                                                   -------                 -------
                                                                   $  0.14                 $  0.24
                                                                   =======                 =======
Weighted average number of common shares, diluted                   40,067                  39,225
                                                                   =======                 =======

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
                 (unaudited)

                                                                     Nine months ended September 30,
                                                                  1998                           1997
                                                        -----------------------       --------------------------
(In thousands, except per share amounts)                  Shares       Amount           Shares          Amount
Common Shares of Beneficial Interest
  Balance, beginning of period                          39,200,201    $ 684,823       35,948,044       $ 597,917
  Net proceeds from sale of shares                                            -        3,000,000          83,925
  Exercise of stock options                                199,073        4,221           71,184           1,499
  Shares issued under dividend reinvestment plan           120,974        2,976          116,428           3,112
 Performance and Restricted Shares granted                 541,055       14,031           32,000             871
                                                        ----------    ---------       ----------       ---------
  Balance, end of period                                40,061,303    $ 706,051       39,167,656       $ 687,324
                                                        ==========    =========       ==========       =========



Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of period                            (457,111)   $  (8,304)        (480,948)      $  (8,332)
  Amortization of deferred compensation                     49,046          925           30,125             480
 Performance and Restricted Shares granted                (576,055)     (14,680)         (22,000)           (621)
  Purchase of shares under share purchase plan              50,521          764           16,753             236
  Purchase of treasury shares, net of reissuance            (6,033)        (353)               -
  Increase in stock option loans, net                      (44,266)      (1,016)         (14,166)           (299)
                                                        ----------    ---------       ----------       ---------
  Balance, end of period                                  (983,898)   $ (22,664)        (470,236)      $  (8,536)
                                                        ==========    =========       ==========       =========


Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                        $(222,709)                       $(200,700)
  Net income                                                             32,177                           35,810
  Dividends declared to shareholders                                    (57,827)                         (49,593)
                                                                      ---------                        ---------
  Balance, end of period                                              $(248,359)                       $(214,483)
                                                                      =========                        =========


The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
         (unaudited)

                                                                 Nine months ended September 30,
(In thousands)                                                     1998                   1997
                                                                ---------              ---------
OPERATING ACTIVITIES
  Net income                                                    $  32,177              $  35,810
  Adjustments to reconcile net income to net cash
    provided by operations
     Depreciation and amortization                                 33,384                 30,853
     Rent abatements in lieu of leasehold improvements,
      net of tenant improvements retired                           (1,311)                  (815)
     Imputed interest and amortization of debt cost                   562                    496
     Amortization of deferred compensation, forgiveness of
       officers' notes and other non cash items                     1,902                    857
    Gain on sale of real estate                                                           (6,375)
  Changes in assets and liabilities
     Decrease  (increase) in accounts receivable                     (716)                   188
     Increase in prepaid expenses and other
      assets before depreciation and amortization                  (6,147)                (9,769)
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                            1,954                   (535)
     Decrease  in accrued expenses                                   (164)                (2,556)
                                                                ---------              ---------
  Net cash provided by operating activities                        61,641                 48,154

INVESTING ACTIVITIES
  Acquisition of real estate                                      (92,946)              (126,349)
  Capital expenditures and development                            (46,309)               (33,206)
  Proceeds from sale of real estate                                                        9,364
  Application of deposit on real estate                                                   23,447
  Net increase in notes receivable                                (17,529)               (10,350)
                                                                ---------              ---------
  Net cash used in investing activities                          (156,784)              (137,094)

FINANCING ACTIVITIES
  Regular payments on mortgages, capital leases, and
    notes payable                                                  (1,466)                (1,593)
  Balloon payment on note  and mortgages payable                  (53,534)                (1,500)
  Borrowing  of short-term debt, net                              116,009                  5,886
  Issuance of senior notes, net of costs                           79,540                 39,750
  Dividends paid                                                  (55,342)               (45,909)
  Issuance of shares of beneficial interest                         4,229                 86,436
 Increase  in minority interest                                    (1,384)                  (484)
                                                                ---------              ---------
  Net cash  provided by financing activities                       88,052                 82,586
                                                                ---------              ---------

Decrease  in cash                                                  (7,091)                (6,354)

Cash at beginning of period                                        17,043                 11,041
                                                                ---------              ---------
Cash at end of period                                           $   9,952              $   4,687
                                                                =========              =========

The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998
                       (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

  Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1997 which contain the Trust's accounting policies and other data.

  The following table sets forth the reconciliation between basic and diluted
EPS:


                                       Nine months          Three months
                                       1998     1997         1998      1997
NUMERATOR
Net income available for common
  shareholders - basic              $26,214  $35,810      $ 5,532   $ 9,489
Income attributable to operating
  partnership units                     682        -          268         -
                                    -------  -------      -------   -------
Net income available for common
  shareholders - diluted            $26,896  $35,810      $ 5,800   $ 9,489

DENOMINATOR
Denominator for basic EPS-
  weighted average shares            39,115   38,352       39,233    38,801
Effect of dilutive securities
  Stock options and awards              314      469          225       424
  Operating partnership units           524        -          609         -
                                    -------  -------      -------   -------
Denominator for diluted EPS          39,953   38,821       40,067    39,225


  On March 19, 1998 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue #97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred, whereas the internal costs of preacquisition activities directly identifiable with the acquisition of a nonoperating or to be developed property should be capitalized as part of the cost of the acquisition. The Trust has traditionally capitalized internal preacquisition costs of both operating and nonoperating properties as a component of the acquisition price. As a result of the adoption of this EITF in the second quarter of 1998, the Trust's general and administrative expense has increased by approximately $1.5 million: $900,000 in the second quarter and $600,000 in the third quarter. The effect of the EITF on general and administrative expenses each quarter will depend on the acquisition effort spent on acquiring operating properties versus development properties.

NOTE B - REAL ESTATE AND ENCUMBRANCES

  During the first nine months of 1998 the Trust purchased ten properties in San Antonio, Texas for $14.2 million in cash. These properties, located on Houston Street near San Antonio's River Walk, are currently vacant and will be redeveloped, retenanted and remerchandised.

  The Trust has expanded its street retail holdings in the Los Angeles area by acquiring a retail building on Third Street Promenade in Santa Monica in February 1998 for $2.0 million in cash and by purchasing during the third quarter for cash a 90% interest in a $6.6 million building on Third Street and a 90% interest in a $6.4 million building in Pasadena, California. The Trust also secured property for future expansion of its Bethesda Row project in Bethesda, Maryland during the first nine months of 1998 by expending $2.0 million in cash to purchase two properties and to secure a long term ground lease on a third property. Other street retail acquisitions include the purchase on May 7, 1998 of a property for $5.2 million in cash in Tempe, Arizona and the purchase, for cash of $4.6 million, of an eighty-five percent interest in a second property in Tempe which is valued at $5.4 million.

  During the third quarter of 1998 the Trust acquired four shopping centers and a parcel adjacent to one of its existing centers. In August 1998 the Trust purchased Hauppauge Shopping Center on Long Island, New York for cash of
$24.1 million and Tower Shopping Center in Springfield, Virginia for
$17.7 million in cash. In addition, the Trust acquired a leasehold interest in Kings Court Shopping Center in Los Gatos, California, for $10.7 million, paid with cash of $4.3 million and 260,163 partnership units in a downreit partnership. In September 1998 the Trust acquired the $18.9 million Leesburg Plaza in Leesburg, Virginia for 138,000 partnership units in a partnership which owns the center, cash of $5.6 million and a $9.9 million mortgage, bearing interest at 6.51%. The mortgage requires payments of interest only through October 2005 and is due September 1, 2008. Cash of $1.0 million was spent to purchase a building adjacent to Northlake Shopping Center in suburban Chicago.

  The Trust made a number of investments in mortgages during 1998. On
January 14, 1998 the Trust consolidated, increased, extended and refinanced mortgage loans which had been made on retail properties in Philadelphia, Pennsylvania. Through September 1998, an additional $3.9 million has been issued under the new loan bearing interest at 10%, due May 1, 2021. From and after May 2006, the Trust has the option to convert the loan into a partnership interest in the properties.

  In June 1998 the Trust made a loan of $2.5 million, which matures July 1, 2001 and is secured by a property in Studio City, California. The loan earns interest at 10% and participates in certain revenues and appreciation of the property. In September 1998 the Trust made loans totaling $10.4 million. The loans are secured by property, bear interest at 10% and have a two year term.

  On June 30, 1998 the Trust, for $8.5 million, terminated the capital lease on
Lawrence Park Shopping Center and purchased the   fee interest in the property
upon the maturity of a note of $8.5 million which the Trust had loaned to the seller in January 1997.

  On June 1, 1998 the Trust paid off mortgages totaling $36.6 million on Barracks Road, Falls Plaza, Old Keene Mill, and West Falls Shopping Centers. During August 1998 the Trust paid off mortgages totaling $16.9 million on Loehmann's Plaza and Bristol Plaza.

NOTE C - NOTES PAYABLE

  In December 1997 the Trust replaced its unsecured medium term revolving credit facilities with four banks with a five-year syndicated line, thereby increasing the aggregate amount available from $135 million to $300 million. The syndicated line bears interest at LIBOR plus 65 basis points, requires fees and has covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At September 30, 1998 there was $230.8 million borrowed under this facility, which also represents the maximum drawn during the first nine months of 1998. The weighted average interest rate on borrowings for the nine months ended September 30, 1998 was 6.2%.

NOTE D - INTEREST EXPENSE

  The Trust incurred interest expense totaling $44.0 million during the first nine months of 1998 and $38.1 million during the first nine months of 1997, of which $4.2 million and $2.1 million, respectively, was capitalized. Interest paid was $45.7 million in the first nine months of 1998 and $38.6 million in the first nine months of 1997.

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

  Under the terms of certain other partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners.
If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of other partnerships, the partners may exchange their 879,541 operating units into cash or common shares of the Trust, at the option of the Trust.

  The Trust is currently working to resolve the potential impact of the year 2000 on the processing of information by the Trust's computerized information systems as well as the potential impact on the operations of its real estate properties by computerized components of its buildings' operating systems.
Based on information collected to date, the Trust believes that its internal information technology systems can correctly process information in the year 2000. The Trust is currently requesting information from its banks, suppliers and the manufacturers of computerized components of its real estate properties to determine their year 2000 compliance. Based on current information, costs of addressing and solving potential problems are not expected to have a material adverse impact on the Trust's financial condition.

NOTE F - PROVISION FOR RESTRUCTURING

  At September 30, 1998 the Trust recorded a $4.7 million one time charge related to a comprehensive restructuring program that is expected to be fully implemented by December 31, 1998. The charge includes a provision for employee severance and related costs, office closing and downsizing expenses, as well as legal and consulting fees related to the restructuring program. The Trust's workforce was reduced by approximately 15% including several vice presidents and other senior personnel. The foundation of the restructuring effort focused on a change in the Trust's operating model from a functional hierarchy to an asset management discipline where small focused teams are responsible for and compensated based on the operating performance of a portfolio of assets. In addition, the restructuring effort included a significant downsizing of the Trust's acquisition department, in response to changing market conditions.

NOTE G - COMPONENTS OF RENTAL INCOME

  The components of rental income for the periods ended September 30 are as follows:

                               Nine months       Three months
                             1998      1997      1998     1997
Retail properties
 Minimum rents             $131,069  $108,403  $45,442  $37,177
 Cost reimbursements         25,138    23,750    8,220    7,492
 Percentage rents             3,909     3,073    1,123      814
 Apartments                   1,925     1,864      648      626
                           --------  --------  -------  -------
                           $162,041  $137,090  $55,433  $46,109
                           ========  ========  =======  =======

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q
                              SEPTEMBER 30, 1998

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

LIQUIDITY AND CAPITAL RESOURCES

  Federal Realty meets its liquidity requirements through net cash provided by operating activities, long term borrowing through debt offerings and mortgages, medium and short term borrowing under revolving credit facilities, and equity offerings. Because a significant portion of the Trust's net cash provided by operating activities is distributed to shareholders, capital outlays for property acquisitions, development and renovation projects and debt repayments require funding from borrowing or equity offerings.

  Net cash provided by operating activities increased to $61.6 million in the first nine months of 1998 from $48.2 million in the comparable period of 1997 due to improved operating results from the core portfolio, contributions from recently acquired and redeveloped properties and lower expenditures of cash for operating activities. Cash distributions to shareholders in the first nine months of 1998 totaled $55.3 million compared to 1997's $45.9 million.


  During the first nine months of 1998, the Trust invested $92.9 million in cash to acquire real estate assets, $46.3 million to develop, redevelop and improve its properties, and $17.3 million to invest in mortgage notes receivable.

  The Trust purchased ten properties in San Antonio, Texas for $14.2 million in cash. These properties, located on Houston Street near San Antonio's River Walk, are currently vacant and will be redeveloped, retenanted and remerchandised. The Trust expanded its street retail holdings in the Los Angeles area by acquiring a retail building on Third Street Promenade in Santa Monica in

February 1998 for $2.0 million in cash and by purchasing during the third quarter for cash a 90% interest in a $6.6 million building on Third Street and a 90% interest in a $6.4 million building in Pasadena, California. The Trust also secured property for future expansion of its Bethesda Row project in Bethesda, Maryland during the first nine months of 1998 by expending $2.0 million in cash to purchase two properties and to secure a long term ground lease on a third property. Other street retail acquisitions include the purchase on May 7, 1998 of a property for $5.2 million in cash in Tempe, Arizona and the purchase, for cash of $4.6 million, of an eighty-five percent interest in a second property in Tempe which is valued at $5.4 million.

  During the third quarter of 1998 the Trust purchased four shopping centers and a parcel adjacent to one of its existing centers. In August 1998 the Trust purchased Hauppauge Shopping Center on Long Island, New York for cash of
$24.1 million and Tower Shopping Center in Springfield, Virginia for
$17.7 million in cash. In addition, the Trust acquired a leasehold interest in Kings Court Shopping Center in Los Gatos, California, for $10.7 million, paid with cash of $4.3 million and 260,163 partnership units in a downreit partnership. In September 1998 the Trust acquired the $18.9 million Leesburg Plaza in Leesburg, Virginia for 138,000 partnership units in a partnership which owns the center, cash of $5.6 million and a $9.9 million mortgage, bearing interest at 6.51%. The mortgage requires payments of interest only through October 2005 and is due September 1, 2008. Cash of $1.0 million was spent to purchase a building adjacent to Northlake Shopping Center in suburban Chicago.

  Improvements to Trust properties during the first nine months of 1998 included $3.6 million on the renovation of Gratiot Plaza; $6.3 million on the redevelopment of Old Town Center in Los Gatos, California; $4.0 million on predevelopment work at San Jose Town & Country Village Shopping Center;
$2.8 million on predevelopment work at Pentagon Town City in Arlington, Virginia; $2.9 million on further development and redevelopment at Bethesda Row; $3.2 million on the expansion of the Falls and West Falls Shopping Centers in suburban Washington, D.C.; $1.9 million on the retenanting of Finley Shopping Center in suburban Chicago; $1.8 million on the renovation of Feasterville Shopping Center in Pennsylvania; and $2.5 million on renovations of main street retail properties in Santa Monica and Pasadena, California.

  The Trust made a number of investments in mortgages during 1998. On
January 14, 1998 the Trust consolidated, increased, extended and refinanced mortgage loans which had been made on retail properties in Philadelphia, Pennsylvania. Through September 1998, an additional $3.9 million has been issued under the new loan, bearing interest at 10%, due May 1, 2021. From and after May 2006, the Trust has the option to convert the loan into a partnership interest in the properties.

  In June 1998 the Trust made a loan of $2.5 million, which matures July 1, 2001 and is secured by a property in Studio City, California. The loan earns interest at 10% and participates in certain revenues and appreciation of the property. In September 1998 the Trust made loans totaling $10.4 million. The loans are secured by property, bear interest at 10% and have a two year term.

  On June 1, 1998 the Trust paid off mortgages totaling $36.6 million on Barracks Road, Falls Plaza, Old Keene Mill, and West Falls Shopping Centers. During August 1998 the Trust paid off mortgages totaling $16.9 million on Loehmann's Plaza and Bristol Plaza.

  These acquisitions, investments and debt replacements were financed initially under the Trust's revolving credit facility. In December 1997 the Trust replaced its unsecured medium term revolving credit facilities with four banks with a five-year syndicated line, thereby increasing the aggregate amount available from $135 million to $300 million. The Trust uses borrowings on the credit facility to fund its acquisitions, improvements, and debt repayment requirements, until issuing equity or long term debt. The syndicated line bears interest at LIBOR plus 65 basis points, requires fees and has covenants requiring a minimum shareholders' equity and a maximum ratio of debt to net worth. At September 30, 1998 there was $230.8 million borrowed under this facility. The maximum drawn during the first nine months of 1998 was $230.8 million and the weighted average interest rate on borrowings for the nine months was 6.2%.

  On March 5, 1998 the Trust issued $39.5 million of 6.74% Medium-Term Notes due 2004, netting approximately $39.3 million, and $40.5 million of 6.99% Medium-Term Notes due 2006, netting approximately $40.2 million. The notes pay interest semi-annually on March 30 and September 30. In anticipation of this transaction, on January 13, 1998 the Trust purchased a Treasury Yield Hedge (notional amount of $50 million) to minimize the risk of changes in interest rates. The hedge was terminated on March 5, 1998 at a gain of $1.1 million which will be recognized as a reduction in interest expense over the lives of the notes. Proceeds from this issuance were used to reduce borrowings on the credit facility. The Trust has no derivative contracts that are open at September 30, 1998.

  The Trust is contractually obligated on contracts of approximately
$15.2 million for redevelopment and tenant improvements and is committed under leases for up to an additional $7.9 million in tenant work and general improvements to its properties. These committed and budgeted improvements include the redevelopment of Old Town Center, the renovation and retenanting of certain of the Santa Monica main street retail properties, the completion of the renovation and expansion of Gratiot Plaza and the redevelopment of a portion of Bethesda Row. Additionally, the

Trust is in the planning stage in the development of several new retail properties. These expenditures will be funded with the revolving credit facilities pending their long term financing with either equity or debt.

  The Trust plans to continue to acquire additional retail properties, although at a slower pace than over the past few years and, in addition, continues to seek sites on which to build new retail properties. The Trust will need additional capital in order to fund these acquisitions, expansions, developments and refinancings. Sources of this funding may be proceeds from the sale of selected properties, additional debt and additional equity. The timing and choice between these funding sources will depend upon many factors, including the market price for the Trust's shares, interest rates, the availability of debt financing, and the Trust's ratio of debt to net worth. The Trust believes, based on past experience, that it has the access to the capital markets needed to raise this capital.

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

  Under the terms of certain other partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners.
If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of other partnerships, the partners may exchange their 879,541 operating units into cash or common shares of the Trust, at the option of the Trust.

  The Trust is currently working to resolve the potential impact of the year 2000 on the processing of information by the Trust's computerized information systems as well as the potential impact on the operations of its real estate properties by computerized components of its buildings' operating systems.
Based on information collected to date, the Trust believes that its internal information technology systems can correctly process information in the year 2000. The Trust is currently requesting information from its banks, suppliers and the manufacturers of computerized components of its real estate properties to determine their year 2000 compliance. Based on current information, costs of addressing and solving potential problems are not expected to have a material adverse impact on the Trust's financial condition.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

  The reconciliation of net income to funds from operations for the nine months ended September 30 is as follows:

                                                  1998      1997
(in thousands)
Net income available for common
 Shareholders                                    $26,214  $35,810
Less: gain on sale of real estate                      -   (6,375)
Plus: nonrecurring charge                          4,665        -
Plus: depreciation and amortization
        of real estate assets                     30,229   27,734
      amortization of initial direct
        costs of leases                            1,827    1,693
      income attributable to operating
        partnership units                            682        -
                                                 -------  -------
Funds from operations, diluted                   $63,617  $58,862
                                                 =======  =======


  Funds from operations increased 8% to $63.6 million in the first nine months of 1998 from $58.9 million in the comparable period of 1997.

  Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 18% from $137.1 million in the first nine months of 1997 to $162.0 million in the first nine months of 1998. If properties purchased and sold in 1997 and 1998 are excluded, rental income increased 6%. The increase is primarily attributable to retail properties which have recently been renovated and retenanted.

  Minimum rent increased 21% from $108.4 million in 1997 to $131.1 million in 1998. Excluding properties purchased and sold in 1997 and 1998, minimum rent increased 8%. The majority of the increase is attributable to retail properties which have recently been renovated and retenanted, including Troy, Wynnewood, Brick, Finley, Crossroads and Bethesda Row Shopping Centers.

  Cost reimbursements consist of tenant reimbursements of real estate taxes (real estate tax recovery) and common area maintenance expenses (CAM recovery). Cost reimbursements increased 6% from $23.8 during 1997 to $25.1 million during 1998. Excluding properties purchased and sold in 1997 and 1998, cost reimbursements increased approximately 1%. Real estate tax recovery on the core portfolio increased in line with increases in taxes, while CAM recovery decreased on the core portfolio as CAM expenses, mainly snow removal, decreased.

  Other property income includes items which, although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. It also includes nonrecurring items such as lease termination fees. Other property income remained relatively flat at $7.6 million in 1998 versus $7.5 million in 1997. If other income is adjusted to remove the effect of properties sold and acquired in 1997 and 1998, other income decreased approximately $1.0 million, primarily due to a decrease in lease termination fees from $2.0 million in 1997 to $578,000 in 1998.

  Rental expenses have increased 13% in 1998 over 1997, to $35.3 million from $31.2 million. If centers acquired and sold during 1997 and 1998 are excluded, rental expenses decreased slightly over 1%, reflecting the decrease in CAM expenses offset in part by an increase in bad debt since in 1997 there was a recovery of approximately $650,000 of amounts due from former bankrupt tenants.

  Real estate taxes have increased from $14.4 million during 1997 to $17.3 million during 1998, primarily due to the recent acquisitions. Depreciation and amortization in 1998 was 9% greater than in 1997. Excluding the effect from the 1997 and 1998 acquisitions, depreciation and amortization increased 4% due to depreciation on recent tenant work and property improvements.

  Interest expense increased from $36.0 million during 1997 to $39.7 million during 1998, due to interest expense on the Medium Term Notes issued in 1997 and 1998 and increased interest from greater usage on the line of credit, partially offset by an increase in interest capitalized, and decreases in mortgage and participation interest. The ratio of earnings to combined fixed charges and preferred dividends was 1.43x for the first nine months of 1998; there were no preferred dividends in the first nine months of 1997. The ratio of earnings to fixed charges was 1.6x and 1.7x during the first nine months of 1998 and 1997, respectively. The ratio of funds from operations to fixed charges was 2.2x for the first nine months of 1998 and 2.5x for the first nine months of 1997.

  Administrative expenses have increased from $6.6 million during 1997 to $8.7 million during 1998, primarily due to the expensing of internal costs of acquisition activities during the second and third quarter of 1998 in accordance with EITF 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions".

  At September 30, 1998 the Trust recorded a $4.7 million one time charge related to a comprehensive restructuring program that is expected to be fully implemented by December 31, 1998. The charge includes a provision for employee severance and related costs, office closing and downsizing expenses, as well as legal and consulting fees related to the restructuring program. The Trust's workforce was reduced by approximately 15% including several vice presidents and other senior personnel. The foundation of the restructuring effort focused on a change in the Trust's operating model from a functional hierarchy to an asset management discipline where small focused teams are responsible for and compensated based on the operating performance of a portfolio of assets. In addition, the restructuring effort included a significant downsizing of the Trust's acquisition department, in response to changing market conditions.

  Investors' share of operations increased from $862,000 to $2.3 million from the first nine months of 1997 to the comparable period in 1998, primarily because of the Trust's partners share of the increased earnings in Congressional Plaza and the Trust's partners share of the earnings in the December 1997 acquisition of Courthouse and Magruder's shopping centers and in the 1998 acquisition of Kings Court and Leesburg Plaza.

  As a result of the foregoing items, net income before gain on sale of real estate increased from $29.4 million during 1997 to $32.2 million during 1998. Net income available for common shareholders before gain on sale of real estate was $26.2 million in 1998 after deducting a $6.0 million dividend on the $100 million of 7.95% Series A Cumulative Redeemable Preferred Shares issued in October 1997 and the restructuring charge of $4.7 million as compared to 1997's $29.4 million. Net income was $32.2 million in 1998 and $35.8 million in 1997 which had a $6.3 million gain on sale of real estate.

  The Trust is slowing its pace of acquisitions in response to the competitive market for properties and the tight financing environment. However, the Trust plans to continue to focus considerable time and resources on development, with the belief that such new development, although not having a positive effect on net income and funds from operations in the very near future, will have a positive impact in the longer term.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Funds from operations increased seven percent from $20.0 million in the third quarter of 1997 to $21.4 million in the third quarter of 1998.

  Rental income increased 20% from $46.1 million in 1997 to $55.4 million in 1998. Excluding properties acquired and sold in 1997 and 1998, rental income increased 8%, primarily due to the contribution from retail properties recently renovated and retenanted.

  Minimum rent increased 22% from $37.8 million in the third quarter of 1997 to $46.1 million in the third quarter of 1998 due primarily to the impact of 1997 acquisitions. On a same property basis, minimum rent increased 9% due primarily to the recently renovated and retenanted properties.

  Cost reimbursements, a component of rental income, increased 10% in the third quarter of 1998 over the comparable period of 1997, substantially due to the impact of properties acquired in 1997 and 1998.

  Other property income increased from $2.0 million in the third quarter of 1997 to $2.6 million in the third quarter of 1998, primarily due to the impact of properties acquired in 1997 and 1998.

  Rental expenses have increased 18% from $10.2 million in the third quarter of 1997 to $12.0 million in the third quarter of 1998, primarily due to the impact of properties acquired in 1997 and 1998. Real estate taxes increased 23% from 1997 to 1998, but on a same property basis increased 4%, primarily reflecting increased assessments on recently renovated centers. Depreciation and amortization expense increased 11% due to depreciation expense on the recent acquisitions and renovations.

  Interest expense increased from $12.0 million in the third quarter of 1997 to $13.6 million in the comparable period of 1998, primarily reflecting the interest on greater usage on the revolving credit facility and on the issuance of $80 million of medium term notes in the first quarter of 1998, partially offset by lower mortgage interest expense as mortgages were paid during the second and third quarter of 1998.

  General and administrative expenses have increased from $2.0 million in the third quarter of 1997 to $2.9 million in the third quarter of 1998, primarily due to the expensing of internal costs of acquisition activities during the third quarter of 1998 in accordance with EITF 97-11 and due to increased payroll costs associated with establishing the Trust's development team.

  At September 30, 1998 the Trust recorded a $4.7 million one time charge related to a comprehensive restructuring program that is expected to be fully implemented by December 31, 1998. The charge includes a provision for employee severance and related costs, office closing and downsizing expenses, as well as legal and consulting fees related to the restructuring program. The Trust's workforce was reduced by approximately 15% including several vice presidents and other senior personnel. The foundation of the restructuring effort focused on a change in the Trust's operating model from a functional hierarchy to an asset management discipline where small focused teams are responsible for and compensated based on the operating performance of a portfolio of assets. In addition, the restructuring effort included a significant downsizing of the Trust's acquisition department, in response to changing market conditions.

  Investor's share of operations increased from $281,000 in the third quarter of 1997 to $804,000 in 1998, primarily because of the Trust's partners share of the earnings in the December 1997 acquisition of Courthouse and Magruder's shopping centers and the 1998 acquisition of Kings Court and Leesburg Plaza shopping centers.

  As a result of the foregoing items, primarily the restructuring charge of $4.7 million, net income before loss on sale of real estate decreased from $10.1 million in the third quarter of 1997 to $7.5 million in the third quarter of 1998. Net income available for common shareholders (before loss on sale of real estate) was $5.5 million in the third quarter of 1998 after deducting a $2.0 million dividend on the $100 million of 7.95% Series A Cumulative Redeemable Preferred Shares issued in October 1997 as compared to 1997's $10.1 million.
Net income was $7.5 million in the third quarter of 1998 compared to 1997's $9.5 million which had a $659,000 loss on sale of real estate.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits
        (27) Financial Data Schedules                              Edgar
             filing only

(B) Reports on Form 8-K

             A Form 8-K, dated June 30, 1998, was filed on August 6, 1998 in response to Item 5.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FEDERAL REALTY INVESTMENT TRUST
                                    -------------------------------
                                                       (Registrant)



November 10, 1998                   Steven J. Guttman
                                    -----------------
                                    Steven J. Guttman, President
                                    (Chief Executive Officer)


November 10, 1998                   Cecily A. Ward
                                    --------------
                                    Cecily A. Ward, Controller
                                    (Principal Accounting Officer)