Form 10-K
period 1998-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 1999-03-19
CIK 34903

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                   FORM 10-K
       For Fiscal Year Ended: December 31, 1998 Commission File No.17533
       -----------------------------------------------------------------

                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)



                 District of Columbia               52-0782497
           --------------------------------------------------------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      identification No.)

            1626 East Jefferson Street, Rockville, Maryland  20852
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

                                (301) 998-8100
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                               Name of Each Exchange
Title of Each Class                            on Which Registered
-------------------                            ---------------------
Common Shares of Beneficial Interest           New York Stock Exchange
Common Stock Purchase Rights                   New York Stock Exchange
7.95% Series A Cumulative Redeemable
 Preferred Shares                              New York Stock Exchange
  Securities registered pursuant to Section 12(g) of the Act:
6 5/8% Senior Notes                         6.74% Medium-Term Notes
7.48% Senior Debentures                     6.99% Medium-Term Notes
8 7/8% Senior Notes                         6.82% Medium-Term Notes
8% Senior Notes
Subordinated Debt Securities*
* None issued, registered pursuant to a shelf registration

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
  At March 12, 1999, the aggregate market value of Common Shares of Beneficial Interest of Federal Realty Investment Trust held by nonaffiliates was $883.6 million based upon the closing price of such Shares on the New York Stock Exchange.
  Indicate the number of shares outstanding of each of the issuers' classes of common stock.
Class                                    Outstanding at March 12, 1999
-----                                    -----------------------------
Common Shares of Beneficial Interest              40,165,744

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------



PART III
--------

    Portions of the Trust's Proxy Statement in connection with its Annual Meeting to be held on May 5, 1999 (hereinafter called "1999 Proxy Statement"). Specifically, the Sections entitled "Summary Compensation Table", "Employment Agreements;Termination of Employment and Change in Control Arrangements", "Aggregated Option Exercises in 1998 and December 31, 1998 Option Values", "Retirement and Disability Plans", and "Compensation Committee Interlocks and Insider Participation", "Ownership of Shares by Trustees and Officers", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 1999 Proxy Statement are incorporated herein by reference.



    The Exhibit Index for this report is found on page 32.
    This report, including Exhibits, contains 188 pages.

PART I & II
-----------

Item 1.  Business
-------  --------


    Federal Realty Investment Trust (the "Trust") is engaged in the ownership, management, development and redevelopment of prime retail properties. Founded in 1962 as a District of Columbia business trust of unlimited duration, the Trust is a self-administered equity real estate investment trust. The Trust consolidates the financial statements of various entities which it controls. At December 31, 1998 the Trust owned 120 retail properties and one apartment complex.

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

    An important part of the Trust's strategy is to acquire older, well-located properties in prime, densely populated and affluent areas and to enhance their operating performance through a program of renovation, expansion, reconfiguration and retenanting. The Trust's traditional focus has been on community and neighborhood shopping centers that are anchored by supermarkets, drug stores or high volume, value oriented retailers that provide consumer necessities. Late in 1994 the Trust expanded this strategy to include retail buildings and shopping centers in prime established main street shopping areas. In addition, the Trust has various land parcels under its control for the purpose of developing multi-use projects that center around the retail component. The Trust believes that development is an important source of growth in the future.

    The Trust continually evaluates its properties for renovation, retenanting and expansion opportunities. Similarly, the Trust regularly reviews its portfolio and from time to time considers selling certain of its properties.

    The Trust's portfolio of properties has grown from 49 as of January 1, 1994 to 121 at December 31, 1998. During this five year period the Trust acquired 77 retail properties for approximately $798 million. During this same period five shopping centers were sold. Also during this period the Trust spent over $297 million to develop, renovate, expand, improve and retenant its properties. Although the Trust usually purchases a 100% fee interest in its acquisitions, on occasion, it has entered into leases as a means of acquiring properties. In addition, the Trust has purchased certain properties in partnership with others. Certain of the partnerships, known as "downreits", are a means of allowing property owners to make a tax deferred contribution of their property in exchange for partnership units, which receive the same distributions as Trust common shares and may be convertible into common shares of the

Trust. The majority of acquisitions are funded with cash, but, on occasion, usually in connection with the partnerships, debt financing is used. Since a significant portion of cash provided by operating activities is distributed to common and preferred shareholders, capital outlays for acquisitions, developments and redevelopments require debt or equity funding.

    The Trust's 120 retail properties are located in 16 states and the District of Columbia. Twenty-four of the properties are located in the Washington, D.C. metropolitan area; twenty-two are in California; fourteen are in Connecticut; eleven are in Pennsylvania, primarily in the Philadelphia area; ten are in New Jersey; ten are in Texas; seven are in Illinois; three are in Virginia; four are in Massachusetts; seven are in New York; two are in Florida; two are in Arizona; and there is one in each of the following states: Georgia, Michigan, North Carolina and Oregon. No single property accounts for over 10% of the Trust's revenues.

    The Trust has traditionally operated its business as a single business segment. During the fourth quarter of 1998, however, the Trust completed a comprehensive restructuring program which, among other things, changed the Trust's operating structure from a functional hierarchy to an asset management model, where small, focused teams are responsible for a portfolio of assets. As a result the Trust has divided its portfolio of properties into three operating regions: the Northeast, Mid-Atlantic and West. Each region is operated under the direction of a chief operating officer, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions. (See "Segment Results" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the segments and their results.)

    The Trust has approximately 2,290 tenants, ranging from sole proprietors to major national retailers; no one tenant or corporate group of tenants accounts for 3% or more of revenue. The Trust's leases with these tenants are classified as operating leases and typically are structured to include minimum rents, percentage rents based on tenants' sales volumes and reimbursement of certain operating expenses and real estate taxes.

    The Trust continues to seek older, well-located shopping centers and retail buildings to acquire, renovate, retenant and remerchandise, thereby enhancing their revenue potential. The Trust also continues to identify and secure additional sites for new development. During each of the years ended December 31, 1998, 1997 and 1996, retail properties have contributed 96% of the Trust's total revenue. The extent to which the Trust might mortgage or otherwise finance investments varies with the investment involved and the economic climate.

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

    Investments in real property create a potential for environmental liability on the part of the current and previous owners of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any property, the owner or operator of the property may be held liable for costs and liabilities relating to such hazardous substances. The Trust has environmental insurance on many of its properties. Subject to certain exclusions and deductibles, the insurance provides coverage for unidentified, pre-existing conditions and for future contamination caused by tenants and third parties.

    The Trust's current policy is to require an environmental study on each property it seeks to acquire. On recent acquisitions, any substances identified prior to closing which are required, by applicable laws, to be remediated have been or are in the process of investigation and remediation. Costs related to the abatement of asbestos which increase the value of Trust properties are capitalized. Other costs are expensed. In 1998 and 1997 approximately $616,000 and $1.3 million, respectively, of which $453,000 and $732,000, respectively, was capitalized abatement costs, was spent on environmental matters. The Trust has budgeted approximately $800,000 for 1999 for environmental matters, a majority of which is projected for asbestos abatement.

Current Developments
--------------------

    In 1998 the Trust acquired real estate at a cost of $120.4 million, consisting primarily of four shopping centers and fifteen street retail properties. The Trust spent another $73.0 million in improvements to its properties, including $25.0 million on its predevelopment and development projects in Bethesda, Maryland; Los Gatos, California; San Jose, California; and Arlington, Virginia. The Trust invested $21.4 million in mortgage notes receivable with an average weighted stated interest rate of 10%. Mortgages on six properties,totaling $53.3 million, were paid upon their maturity in 1998.

    The Trust utilized its unsecured line of credit to fund these acquisitions, capital expenditures and balloon debt repayments. Repayments on the line of credit were made from the issuance in December 1998 of a $125 million four year loan from five institutional lenders and from the issuance of $80.0 million of Medium-Term Notes in March 1998.

    In September 1998 the Trust filed a $500 million shelf registration statement with the Securities and Exchange

Commission which allows for the issuance of debt securities, preferred shares and common shares.

          At December 31, 1998 the Trust had 225 full-time employees.

          The Trust, in its 1999 Proxy Statement, has proposed for shareholder consideration the reorganization of the Trust under the laws of the State of Maryland through an amendment and restatement of its declaration of trust.

Item 2. Properties
------------------

Retail Properties
-----------------
  The following table sets forth information concerning each retail property in which the Trust owns an equity interest or has a leasehold interest as of December 31, 1998. Except as otherwise noted, retail properties are 100% owned in fee by the Trust.

                                      Year             Year                             Number of            Occupancy (1)
NORTHEAST                          Completed         Acquired         Square Feet (2)    Tenants     Acres    Overall / Economic
                                 -------------     -----------    -------------------- ----------- -------  ------------------------
Allwood                             1958                1988              52,000              8          5        100% / 100%
  Clifton, NJ 07013 (3)

Andorra                             1953                1988             259,000             43         23         98% / 97%
  Philadelphia, PA 19128 (4)


Bala Cynwyd                         1955                1993             279,000             28         22         98% / 98%
  Bala Cynwyd, PA 19004

Blue Star                           1959                1988             392,000             30         55         89% / 89%
  Watchung, NJ 07060 (3)


Brick Plaza                         1958                1989             404,000             34         42         99% / 99%
  Brick Township, NJ 08723 (3)


Bristol                             1959                1995             296,000             34         22         90% / 90%
   Bristol,  CT 06010


Brunswick                           1957                1988             261,000             21         22        100% / 96%
  North Brunswick, NJ 08902 (3)


Clifton                             1959                1988              80,000             13          8         96% / 96%
  Clifton, NJ 07013 (3)

Dedham                              1959                1993             250,000             32         18         92% / 90%
  Dedham, MA 02026

Ellisburg Circle                    1959                1992             255,000             35         27         97% / 97%
  Cherry Hill,  NJ 08034


Feasterville                        1958                1980             116,000              9         12         90% / 90%
  Feasterville, PA 19047

                                        Principal
                                        Tenants
                                       -----------------
Allwood                                Grand Union
  Clifton, NJ 07013 (3)                Mandee Shop

Andorra                                Acme Markets
  Philadelphia, PA 19128 (4)           Andorra Theater
                                       Kohl's

Bala Cynwyd                            Lord & Taylor
  Bala Cynwyd, PA 19004                Acme Markets

Blue Star                              Caldor
  Watchung, NJ 07060 (3)               Shop Rite
                                       Toys R Us

Brick Plaza                            A&P Supermarket
  Brick Township, NJ 08723 (3)         Loews Theatre
                                       Steinbach's

Bristol                                Bradlees
   Bristol, CT 06010                   Super Stop & Shop
                                       TJ Maxx

Brunswick                              Caldor
  North Brunswick, NJ 08902 (3)        Grand Union
                                       Schwartz Furniture

Clifton                                Acme Markets
  Clifton, NJ 07013 (3)

Dedham                                 Ames
  Dedham, MA 02026                     Cherry &  Webb

Ellisburg Circle                       Bed, Bath & Beyond
  Cherry Hill, NJ 08034                Ross Dress For Le
                                       Shop Rite

Feasterville                           Office Max
  Feasterville, PA 19047               Genuardi Markets

                              Year                Year                            Number of             Occupancy (1)
                           Completed            Acquired       Square Feet (2)    Tenants      Acres   Overall / Economic
                           -------------        -----------   ------------------- -----------  ------- --------------------
Flourtown                      1957                1980              191,000           20         15          100% /100%
  Flourtown, PA 19031

Fresh Meadows                  1949                1997              411,000           68        147           96% / 96%
  Queens, NY 11365


Hamilton                       1961                1988              190,000           13         18          100% / 97%
  Hamilton, NJ 08690 (3)


Hauppauge                      1963                1998              131,000           21         15          100% / 100%
  Hauppauge, NY 11788

Huntington                     1962                1988              274,000           12         21           99% / 99%
  Huntington, NY 11746 (3)


Lancaster                      1958                1980              107,000           16         11           97% /97%
  Lancaster, PA 17601 (3)

Langhorne Square               1966                1985              200,000           28         21          100% / 77%
  Levittown, PA 19056

Lawrence Park                  1972                1980              340,000           40         28           79% / 79%
  Broomall, PA 19008

Northeast                      1959                1983              296,000           34         19           92% / 92%
  Philadelphia, PA 19114


Queen Anne Plaza               1967                1994              149,000           11         18          100% / 100%
  Norwell, MA 02061

Rutgers                        1973                1988              216,000           19         27           99% / 99%
  Franklin, N.J. 08873 (3)

Saugus Plaza                   1976                1996              171,000            7         19          100% / 100%
  Saugus, MA 01906

Troy                           1966                1980              202,000           21         19          100% /100%
  Parsippany-Troy,  NJ 07054


Willow Grove                   1953                1984              213,000           27         14          100% / 100%
  Willow Grove, PA 19090

                               Principal
                               Tenants
                               ----------------------
Flourtown                      K Mart
  Flourtown, PA 19031          Genuardi Markets

Fresh Meadows                  Cineplex Odeon
  Queens, NY 11365             Filene's
                               K Mart

Hamilton                       Shop Rite
  Hamilton, NJ 08690 (3)       Steven's Furniture
                               A.C. Moore

Hauppauge                      Shop Rite
  Hauppauge, NY 11788          Office Max

Huntington                     Bed, Bath and Beyond
  Huntington, NY 11746 (3)     Service Merchandise
                               Toys R Us

Lancaster                      Giant Eagle
  Lancaster, PA 17601 (3)      A.C. Moore

Langhorne Square               Drug Emporium
  Levittown, PA 19056          Marshalls

Lawrence Park                  Acme Markets
  Broomall, PA 19008

Northeast                      Burlington Coat Factory
  Philadelphia, PA 19114       Marshalls
                               Med Max

Queen Anne Plaza               TJ Maxx
  Norwell, MA 02061            Star Markets

Rutgers                        Edwards Super Food
  Franklin, N.J. 08873 (3)     K Mart

Saugus Plaza                   K Mart
  Saugus, MA 01906             Super Stop & Shop

Troy                           Comp USA
  Parsippany-Troy, NJ 07054    Pathmark
                               Toys R Us

Willow Grove                   Barnes and Noble
  Willow Grove, PA 19090       Marshalls
                               Toys R Us

                                              Year                  Year                              Number of
                                            Completed              Acquired        Square Feet (2)     Tenants     Acres
                                          -------------          -----------     -----------------    ---------   --------
Wynnewood                                     1948                  1996               257,000            27         16
 Wynnewood, PA 19096

Retail buildings
----------------

  Thirteen buildings in CT                 1900 - 1991           1994 -1996            232,000            81

  One building in MA                          1930                  1995                13,000             8

  Four buildings in NY (4)                 1937 - 1987              1997                87,000            20

  One building in NJ                          1940                  1995                11,000             2


MID ATLANTIC

Barracks Road                                 1958                  1985               479,000            82         39
  Charlottesville, VA 22905

Bethesda Row                               1945-1991                1993               275,000            69          8
  Bethesda, MD 20814 (3)

Congressional Plaza                           1965                  1965               341,000            46         22
  Rockville, MD 20852 (5)

Courthouse Center                             1970                  1997                38,000            10          1
  Rockville, MD 20852 (6)

Eastgate                                      1963                  1986               159,000            32         17
  Chapel Hill, NC 27514

Falls Plaza                                   1962                  1967                69,000            10          6
  Falls Church, VA 22046

Falls Plaza - East                            1960                  1972                71,000            19          5
  Falls Church, VA 22046


                                       Occupancy (1)                    Principal
                                     Overall / Economic                  Tenants
                                   -----------------------        ----------------------
Wynnewood                                 96% / 96%                Bed, Bath and Beyond
 Wynnewood, PA 19096                                               Borders Books
                                                                   Food Fare

Retail buildings
----------------

  Thirteen buildings in CT                98% / 94%                Eddie Bauer
                                                                   Pottery Barn
  One building in MA                     100% / 100%

  Four buildings in NY (4)                99% / 98%                Midway Theatre

  One building in NJ                     100% / 100%               Legg Mason


MID ATLANTIC

Barracks Road                             98% / 97%                Harris Teeter
  Charlottesville, VA 22905                                        Kroger
                                                                   Superfresh

Bethesda Row                             100% / 98%                Barnes and Noble
  Bethesda, MD 20814 (3)                                           Giant Food
                                                                   Giant Pharmacy

Congressional Plaza                       99% / 99%                Buy Buy Baby
  Rockville, MD 20852 (5)                                          Fresh Fields
                                                                   Tower Records

Courthouse Center                         88% / 88%                Rockville Interiors
  Rockville, MD 20852 (6)

Eastgate                                 100% / 100%               Food Lion
  Chapel Hill, NC 27514                                            Southern Season

Falls Plaza                              100% / 77%                Giant Food
  Falls Church, VA 22046

Falls Plaza - East                       100% / 100%               CVS Pharmacy
  Falls Church, VA 22046                                           Staples

                                      Year                  Year                                Number of
                                   Completed              Acquired           Square Feet (2)     Tenants     Acres
                                  -------------          -----------       ------------------   ----------  --------
Federal Plaza                         1970                  1989                 242,000            38         18
  Rockville, MD 20852

Gaithersburg Square                   1966                  1993                 208,000            36         17
  Gaithersburg, MD 20878

Governor Plaza                        1963                  1985                 252,000            22         26
  Glen Burnie, MD 21961 (4)

Idylwood Plaza                        1991                  1994                  73,000            16          6
  Falls Church, VA 22030

Laurel Centre                         1956                  1986                 384,000            54         26
  Laurel, MD 20707

Leesburg Plaza                        1967                  1998                 247,000            25         24
  Leesburg, VA 20176 (6)

Loehmann's Plaza                      1971                  1983                 242,000            55         18
  Fairfax, VA 22042 (7)

Magruder's Center                     1955                  1997                 109,000            22          5
  Rockville, MD 20852 (6)

Mid-Pike Plaza                        1963                  1982                 315,000            23         20
  Rockville, MD 20852 (3)

Northeast Plaza                       1952                  1986                 448,000            45         44
  Atlanta, GA 30329

Old Keene Mill                        1968                  1976                  92,000            20         11
  Springfield, VA 22152

Pan Am                                1979                  1993                 218,000            31         25
  Fairfax, VA 22031


                                                Occupancy (1)                    Principal
                                              Overall / Economic                  Tenants
                                            -----------------------        ----------------------
Federal Plaza                                      98% / 98%                Comp USA
  Rockville, MD 20852                                                       TJ Maxx

Gaithersburg Square                                94% / 94%                Borders Books
  Gaithersburg, MD 20878                                                    Bed, Bath & Beyond

Governor Plaza                                     99% / 99%                Office Depot
  Glen Burnie, MD 21961 (4)                                                 Syms

Idylwood Plaza                                     95% / 77%                Fresh Fields
  Falls Church, VA 22030

Laurel Centre                                      90% / 89%                Giant Food
  Laurel, MD 20707                                                          Marshalls
                                                                            Toys R Us

Leesburg Plaza                                     97% / 97%                K Mart
  Leesburg, VA 20176 (6)                                                    Giant Food
                                                                            Peebles

Loehmann's Plaza                                   98% / 98%                Loehmann's Dress Shop
  Fairfax, VA 22042 (7)                                                     Linens N Things

Magruder's Center                                  97% / 97%                Magruder's
  Rockville, MD 20852 (6)                                                   Tuesday Morning

Mid-Pike Plaza                                    100% / 100%               Bally's Total Fitness
  Rockville, MD 20852 (3)                                                   Filene's Basement
                                                                            Toys R Us

Northeast Plaza                                    66% / 66%                Publix
  Atlanta, GA 30329                                                         Cinema 12
                                                                            Mars Music

Old Keene Mill                                    100% / 98%                Fresh Fields
  Springfield, VA 22152                                                     One Stop Pet & Aquarium

Pan Am                                             98% / 98%                Micro Center
  Fairfax, VA 22031                                                         Safeway
                                                                            MJ Designs

                                 Year            Year                           Number of                Occupancy (1)
                               Completed       Acquired       Square Feet (2)    Tenants      Acres     Overall / Economic
                             -------------   -----------    ------------------ ------------  --------  --------------------
Park & Shop                        1930            1995               50,000            12          1          100% / 100%
  Washington, DC 20036

Perring Plaza                      1963            1985              412,000            16         27          100% / 100%
  Baltimore, MD 21134 (4)


Pike 7 Plaza                       1968            1997              163,000            25         13           96% / 96%
  Vienna, VA 22180

Quince Orchard                     1975            1993              240,000            31         16           96% / 85%
  Gaithersburg, MD 20877 (8)

Shirlington                        1940            1995              212,000            46         16           94% / 94%
  Arlington, VA 22206

Tower Shopping Center              1960            1998              109,000            34         12           97% / 97%
  Springfield, VA 22150

Tysons Station                     1954            1978               50,000            16          4          100% / 100%
  Falls Church, VA 22043

Wildwood                           1958            1969               85,000            35         13          100% / 100%
  Bethesda, MD 20814

Williamsburg                       1961            1986              251,000            33         21          100% / 100%
  Williamsburg, VA 23187


The Shops at Willow Lawn           1957            1983              450,000           104         37           91% / 91%
  Richmond, VA 23230

Development
-----------

  Land in Bethesda, MD 20814                    1997 - 1998                              3          2

Retail buildings
----------------

  Two buildings in FL              1920            1996               28,000            10                     100% / 100%

                                                            Principal
                                                             Tenants
                                                 -----------------------------
Park & Shop                                      Petco
  Washington, DC 20036                           Pizzeria Uno

Perring Plaza                                    Burlington Coat Factory
  Baltimore, MD 21134 (4)                        Home Depot
                                                 Metro Foods

Pike 7 Plaza                                     Staples
  Vienna, VA 22180                               TJ Maxx

Quince Orchard                                   Circuit City
  Gaithersburg, MD 20877 (8)                     Dyncorp

Shirlington                                      Carlyle Grand Cafe
  Arlington, VA 22206                            Cineplex Odeon

Tower Shopping Center                            Virginia Fine Wines
  Springfield, VA 22150                          Talbot's Outlet

Tysons Station                                   Trader Joe's
  Falls Church, VA 22043

Wildwood                                         CVS Pharmacy
  Bethesda, MD 20814                             Sutton Place Gourmet

Williamsburg                                     Food Lion
  Williamsburg, VA 23187                         Peebles
                                                 Rose's

The Shops at Willow Lawn                         Cineplex Odeon
  Richmond, VA 23230                             Leggett Stores
                                                 Hannaford Brothers


Development
-----------

  Land in Bethesda, MD 20814

Retail buildings
----------------

  Two buildings in FL                            Express

                                      Year           Year                            Number of                   Occupancy (1)
                                   Completed       Acquired      Square Feet (2)      Tenants     Acres        Overall / Economic
                                 -------------   -----------   -------------------  -----------  --------    ---------------------
WEST COAST

Crossroads                              1959           1993            173,000           25          15             99% / 99%
  Highland Park, IL 60035


Escondido Promenade                     1987           1996            221,000           56          18             93% / 93%
  Escondido, CA 92029 (9)

Finley Square                           1974           1995            308,000           16          21             87% / 87%
  Downers Grove, IL 60515

Garden Market                           1958           1994            134,000           20          12            188% / 88%
  Western Springs, IL 60558

Gratiot Plaza                           1964           1973            154,000            5          20            100% / 100%
  Roseville, MI 48066

King's Court                            1960           1998             79,000           19           8            100% / 100%
  Los Gatos, CA 95032 (6) (8)

North Lake Commons                      1989           1994            129,000           20          14             98% / 97%
  Lake Zurich, IL 60047

Peninsula Center                        1962           1997            300,000           69          24             93% / 86%
  Palos Verdes, CA 90274


150 Post Street                         1965           1997             96,000           28          .3             94% / 91%
  San Francisco, CA 94108

Uptown Shopping Center                Various          1997            100,000           68           7             99% / 98%
  Portland, OR 97210

Development
-----------

Old Town Center                         1962           1997             65,000           10           4             88%/83%
  Los Gatos, CA 95030 (9) (10)

Town & Country                          1962           1997            316,000           87          39             75%/75%
  San Jose, CA 95128 (9) (11)

Ten buildings in San Antonio, TX (12)  1890 - 1935     1998            235,000            4                           n/a

WEST COAST

Crossroads                                      Comp USA
  Highland Park, IL 60035                       Binny's
                                                Golfsmith

Escondido Promenade                             Toys R Us
  Escondido, CA 92029 (9)                       TJ Maxx

Finley Square                                   Bed, Bath & Beyond
  Downers Grove, IL 60515                       Service Merchandise

Garden Market                                   Dominick's
  Western Springs, IL 60558

Gratiot Plaza                                   Bed, Bath & Beyond
  Roseville, MI 48066                           Farmer Jack

King's Court                                    Lunardi's Supermarket
  Los Gatos, CA  95032 (6) (8)                  Longs Drug

North Lake Commons                              Dominick's
  Lake Zurich, IL 60047

Peninsula Center                                In Shape
  Palos Verdes, CA 90274                        TJ Maxx
                                                Von's Pavillions

150 Post Street                                 Episode
  San Francisco, CA 94108                       Williams - Sonoma

Uptown Shopping Center                          Elephant's Delicatessen
  Portland, OR 97210                            Zupan's Markets

Development
-----------

Old Town Center
  Los Gatos, CA 95030 (9) (10)

Town & Country                                  AMC Theatre
  San Jose, CA 95128 (9) (11)                   Courtesy Chevrolet

Ten buildings in San Antonio, TX (12)

                                                          Year            Year                           Number of
                                                       Completed        Acquired       Square Feet (2)    Tenants     Acres
                                                     -------------    -----------    ------------------ -----------  -------
Retail buildings
----------------

  Nine buildings in Santa Monica, CA (4)              1888 - 1995      1996 - 1998        153,000            44



  Five buildings in San Diego, CA (4)                 1888 - 1995      1996 - 1997         64,000             1

  Three buildings in CA (4)                               1922         1996 - 1998         72,000            23

  Two buildings in AZ (15)                            1996 - 1998          1998            40,000            10

  Three buildings in IL                               1920 - 1927      1995 - 1997         24,000             3



                                                       Occupancy (1)               Principal
                                                     Overall/ Economic              Tenants
                                                  ---------------------        ---------------
  Nine buildings in Santa Monica, CA (4)             98% / 97%                      Abercrombie & Fitch
                                                                                    J. Crew
                                                                                    The Gap

  Five buildings in San Diego, CA (4)                23% / 19%                 (13) Urban Outfitters

  Three buildings in CA (4)                          65% / 65%                (14) Pottery Barn

  Two buildings in AZ (15)                           95% / 95%                      Gordon Biersch Brewing Co.

  Three buildings in IL                              69% / 69%                      Foodstuffs
                                                                                    Gianni Versace


  (1) Overall occupancy is expressed as a percentage of rentable square feet and includes square feet covered by leases for stores not yet opened. Economic occupancy is expressed as a percentage of rentable square feet , but only includes leases currently generating rental income.
  (2) Represents the physical square feet of the property, which may exceed the rentable square feet used to express occupancy.
  (3)  The Trust has a leasehold interest in this property
  (4)  The Trust owns the general partnership interest in these buildings.
  (5)  The Trust owns a 55.7% equity interest in this center.
  (6)  The Trust owns this property in a "downreit" partnership.
  (7) The Trust has a 1% general partnership interest and manages the partnership. A 99% interest is held by a limited partner.
  (8)  The Trust owns this property subject to a ground lease.
  (9) The Trust owns the controlling interest in this center. A minority owner has an interest in the profits of the center.
  (10) An additional 35,000 square feet is being developed.
  (11) Under development.
  (12) The Trust plans to develop these properties, most of which are currently vacant.
  (13) Occupancy is based on one occupied building. The other four buildings are under redevelopment.
  (14) Occupancy  is based on two occupied buildings.
  (15) The Trust owns 100% of one building and an 85% partnership interest in the second property.



APARTMENTS
----------
The following table sets forth information concerning the Trust's apartment development as of December 31, 1998 which is 100% owned by the Trust in fee. This development is not subject to rent control.

                                    Year          Year
Property                          Completed     Acquired     Acres     1-BR       2-BR      3-BR       Total     Occupancy
---------------------------------------------------------------------------------------------------------------------------------
Rollingwood                         1960          1971        14        58        163        61         282         99%
  Silver Spring, MD
  9 three-story buildings

Item 3.   Legal Proceedings.
------    -----------------

     None

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

     None

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

Market Quotations

                                                                    Dividends
           Quarter ended             High            Low               Paid
           -------------             ----            ---            ---------
           December 31, 1998         $ 24  1/2       $ 20           $ .44
           September 30, 1998          25  1/8         19 3/8         .43
           June 30, 1998               25  7/8         23 1/2         .43
           March 31, 1998              25 15/16        23 5/8         .43

           December 31, 1997         $ 27 11/16      $ 25           $ .43
           September 30, 1997          27  1/4         24 9/16        .42
           June 30, 1997               28              25 1/8         .42
           March 31, 1997              28  3/4         25 3/4         .42

  The number of holders of record for Federal Realty's common shares of beneficial interest at December 31, 1998 was 7,051.

  For the years ended December 31, 1998 and 1997, $.31 and $.19, respectively, of dividends paid on common shares represented a return of capital.

  Dividends declared on common shares per quarter during the last two fiscal years were as follows:

           Quarter Ended            1998             1997
           -------------------      ----             ----
           March 31                 $ .43            $ .42
           June 30                    .43              .42
           September 30               .44              .43
           December 31                .44              .43

  The Trust's common shares of beneficial interest are listed on the New York Stock Exchange.

  On March 11, 1999 the Trust entered into an Amended and Restated Rights Agreement with American Stock Transfer and Trust Company, pursuant to which
(i)the expiration date of the Trust's shareholder rights plan was extended for an additional ten years to April 24, 2009, (ii)the beneficial ownership percentage at which a person becomes an "Acquiring Person" under the plan was reduced from 20% to 15%, and (iii)certain other amendments were made. A description of the shareholder rights plan, as amended, is included in the Form 8-A/A filed with the Securities and Exchange Commission on March 11, 1999.

Item 6.  Selected Financial Data.
         -----------------------

In thousands, except per share data

                                  YEAR ENDED DECEMBER 31,

                           1998      1997      1996      1995      1994
--------------------------------------------------------------------------------
OPERATING DATA

Rental Income             $222,186  $188,529   $164,887 $142,841  $128,133

Income before gain
on sale of real
estate                      44,960    40,129     28,754   23,655    20,466

Gain (loss) on sale
of real estate                 ---     6,375        (12)    (545)      ---
Net income                  44,960    46,504     28,742   23,110    20,466
Net income available for
common shareholders         37,010    44,627     28,742   23,110    20,466

Net cash provided
by operating
activities (1)              90,427    72,170     65,648   65,117    45,199

Dividends declared
on common shares            69,512    66,636     56,607   51,392    48,196
Weighted average number
of common shares
outstanding:
    basic                   39,174    38,475     33,175   31,481    30,267
    diluted                 40,080    38,988     33,573   31,860    30,679

PER SHARE:
Earnings per common share:
    basic                      .94      1.16        .87      .73       .68
    diluted                    .94      1.14        .86      .72       .67

Dividends declared
per common share              1.74      1.70       1.66     1.61      1.57

OTHER DATA
Funds from
  Operations (2)            86,536    79,733     65,254   57,034    50,404
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,

                            1998       1997       1996       1995      1994
BALANCE SHEET DATA
------------------------------------------------------------------------------
Real estate
 at cost                $1,642,136 $1,453,639 $1,147,865 $1,009,682  $852,722
Total assets             1,484,317  1,316,573  1,035,306    886,154   751,804
Mortgage and
capital lease
obligations                173,480    221,573    229,189    222,317   235,705
Notes payable              263,159    119,028     66,106     49,980    61,883
Senior notes               335,000    255,000     215,00    165,000       ---
Convertible
subordinated
 debentures                 75,289     75,289     75,289     75,289    75,289

Redeemable preferred
 shares                    100,000    100,000        ---        ---       ---
Shareholders' equity       529,947    553,810    388,885    327,468   343,222

Number of common shares
outstanding                 40,080     39,148     35,886     32,160    31,609

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Federal Realty Investment Trust (the "Trust"). Certain statements made in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Trust to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions which will affect credit-worthiness of tenants, financing availability and cost, retailing trends and rental rates; risks of real estate development and acquisitions; governmental and environmental regulations; and competition with other real estate companies and technology.

  The Trust is engaged in the ownership, management, development and redevelopment of prime retail properties for the purpose of increasing funds from operations per share and enhancing shareholder value. At December 31, 1998 the Trust owned 120 retail properties.


Liquidity and Capital Resources
-------------------------------

  The Trust meets its liquidity requirements through net cash provided by operating activities, along with traditional debt and equity funding alternatives available to it. A significant portion of cash provided by operating activities is distributed to common and preferred shareholders in the form of dividends. Accordingly, capital outlays for property acquisitions, major renovation and development projects and balloon debt repayments require debt or equity funding. On occasion, asset sales provide an additional source of capital.

  Net cash provided by operating activities was $90.4 million in 1998, $72.2 million in 1997, and $65.6 million in 1996 of which $74.3 million, $62.6 million, and $52.1 million, respectively, was distributed to shareholders. Contributions from newly acquired properties and from retenanted and redeveloped properties, as more fully described below, were the primary sources of these increases.

  Net cash used in investing activities was $187.6 million in 1998, $279.3 million in 1997 and $161.8 million in 1996. The Trust acquired properties totaling $120.4 million in 1998, $275.2 million in 1997 and $105.6 million in 1996 requiring cash outlays of $92.9 million, $251.4 million and $85.8 million in 1998, 1997 and 1996, respectively. During these same three years the Trust expended an additional $73.0 million, $50.3 million and $42.4 million, respectively, in capital improvements to its properties, of which $25.0 million related to new development in 1998 (1997 and 1996 amounts related to new development were insignificant). The Trust invested $21.4 million, $10.4 million and $14.4 million in 1998, 1997, and 1996, respectively, in mortgage notes receivable, with an average weighted stated interest rate of 10%, 9% and 9%, respectively. Certain of these mortgages also participate in the gross revenues and appreciation and are convertible into ownership interests in the properties by which they are secured. Cash of $9.4 million in 1997 and $4.7 million in 1996 was received from the sale of properties in accordance with the Trust's policy of disposing of properties that no longer meet its long-term investment objectives.

  Real estate acquisitions during 1998 were as follows (in thousands, except for square footage):

                                                                      Existing
                                       Total           Cash           Leasable
Property                                Cost          Portion     Square Footage
--------------------------------------------------------------------------------
Shopping Centers
Hauppauge, Long Island,NY               $24,053        $24,053       131,000
Leesburg, Leesburg, VA (1)(2)            18,906          5,556       247,000
Tower, Springfield, VA                   17,688         17,688       109,000
Kings Court, Los Gatos, CA (1)(3)        10,714          4,340        79,000
Leasehold buyout and other                7,736          2,012             -


Street Retail
Ten properties, San Antonio,TX (4)       14,163         14,163       235,000
Two properties, Tempe,AZ (5)             10,557          9,807        40,000
Two properties, Santa Monica,CA (6)       8,685          8,028        19,000
One property, Pasadena,CA (6)             6,366          5,733        17,000
Other                                     1,566          1,566             -
                                       --------        -------       -------
                                       $120,434        $92,946       877,000
                                       ========        =======       =======


  1)The Trust acquired these properties in partnership with third parties, whose partnership units, valued at $3.5 million and $6.4 million, respectively, may be converted into shares of the Trust.
  2)The Trust placed a $9.9 million mortgage on this property.
  3)The Trust acquired a leasehold interest in this property.
  4)The Trust plans to develop these properties on Houston Street, most of which are currently vacant.
  5)The Trust owns 100% of one property and an 85% partnership interest in the second property
  6)The Trust acquired a 90% partnership interest in these properties.


  The minority owners in Leesburg and Kings Court shopping centers may exchange their 138,000 and 260,163 partnership units, respectively, into the same number of common shares of the Trust or cash, at the Trust's option, after September 15, 2000 and August 24, 1999, respectively. A $9.9 million mortgage was placed on Leesburg Plaza which bears interest at 6.51%, requires interest only payments until October 2005 and is due September 1, 2008.

  Approximately $25.0 million was invested in 1998 in predevelopment and development projects in Bethesda, Maryland; Los Gatos, California; San Jose, California; and in Arlington, Virginia. Other major capital expenditures include $4.7 million on the renovation of Gratiot Plaza, $4.9 million on the renovation of Feasterville shopping center, $3.3 million on the renovation of Falls Plaza, and $3.1 million on the retenanting of Finley shopping center.

  Net cash provided by financing activities, before dividend payments, was $171.7 million in 1998, $275.8 million in 1997 and $148.8 million in 1996. The Trust utilized its unsecured lines of credit to fund acquisitions, capital expenditures and balloon debt repayments.

  In December 1997 the Trust replaced its unsecured medium-term revolving credit facilities with four banks with a five-year syndicated credit facility, thereby increasing the aggregate amount available from $135 million to $300 million and decreasing the interest rate from LIBOR plus 75 basis points to LIBOR plus 65 basis points. As did prior credit facilities, the syndicated facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At December 31, 1998, 1997 and 1996, $134.1 million, $114.8 million, and $59.4 million, respectively, was borrowed under these facilities. The maximum amount borrowed during 1998, 1997 and 1996 was $259.1 million, $114.8 million, and $76.2 million, respectively. The weighted average interest rate on borrowings during 1998, 1997 and 1996 was 6.1%, 6.5%, and 6.4%, respectively. Repayments on the credit facilities were made from the following debt and equity issuances.

  In December 1998 the Trust obtained a four-year loan of $125 million from five institutional lenders. The loan, which bears interest at LIBOR plus 75 basis points, 6.3% at December 31, 1998, requires fees and has the same covenants as the syndicated credit facility. Proceeds were used to repay amounts drawn on the syndicated credit facility.

  On March 5, 1998 the Trust issued $39.5 million of 6.74% Medium-Term Notes due 2004, netting approximately $39.3 million, and $40.5 million of 6.99% Medium-Term Notes due 2006, netting approximately $40.2 million. The notes pay interest semi-annually on March 30 and September 30.

  In order to minimize the risk of changes in interest rates, from time to time in connection with the issuance of certain debt issues the Trust will enter into interest rate hedge agreements. In anticipation of the March 1998 Medium-Term
Note issuance, the Trust purchased a Treasury Yield Hedge (notional amount of $50 million) on January 13, 1998 which was terminated on March 5, 1998 at a gain of $1.1 million. The gain is being recognized as a reduction in interest expense over the terms of the notes. There were no open hedge agreements at December 31, 1998.

  On February 4, 1997 the Trust sold three million common shares to an institutional investor for $28 per share, netting $83.9 million. On July 29, 1997 the Trust sold $40 million of 6.82% Medium-Term Notes, netting approximately $39.8 million. On October 6, 1997 the Trust issued four million 7.95% Series A Cumulative Redeemable Preferred Shares at $25 per share in a public offering, netting approximately $96.8 million.

  Capital requirements in 1999 will depend on acquisition opportunities, new development efforts, improvements and redevelopments on existing properties, and tenant work and allowances. Initial funding for such projects is expected to be provided under the line of credit facility.

  The Trust's long term debt has varying maturity dates and in a number of instances includes balloon payments or other contractual provisions that could require significant repayments during a particular period. The next significant maturity is of the Trust's $100 million 8 7/8% Senior Notes in January 2000.

  The Trust will need additional capital in order to fund acquisitions, expansions, developments and refinancings. Sources of this funding may be additional debt, additional equity, proceeds from the sale of properties and the issuance of operating partnership units. The timing and choice of capital sources will depend on the cost and availability of that capital, among other things. In September 1998 the Trust filed a $500 million shelf registration statement with the Securities and Exchange Commission which allows for the issuance of debt securities, preferred shares and common shares. The Trust believes, based on past experience, that access to the capital needed to execute its business plan will be available to it.

Contingencies
-------------

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

  Under the terms of certain partnerships, if certain leasing and revenue levels are obtained for the properties, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common shares of the Trust, at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of other partnerships, the partners may exchange their 879,541 operating partnership units into cash or the same number of common shares of the Trust, at the option of the Trust.

  The Trust has reviewed the software and hardware systems used internally to operate its business, in order to assess their ability to handle the "Year 2000 Issue" which generally refers to the inability of systems hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue may affect the Trust directly by impairing its internal data-based operations or processing and indirectly by impairing its suppliers' and tenants' data-based operations or processing. The Trust has identified and evaluated the Year 2000 compliance of its internal systems; the Trust believes that the remediation of all accounting systems and other systems of high priority is complete. The Trust will endeavor to remediate the remaining internal systems throughout 1999.

  The Trust is currently requesting information from its major banks, tenants, suppliers and manufacturers of computerized components of its real estate properties to determine their Year 2000 compliance. Based on costs spent to date and projections of future costs, costs of addressing and solving potential internal problems are not expected to have a material adverse impact on the Trust's financial condition.


Results of Operations
---------------------

  Net income and funds from operations have been affected by the Trust's recent acquisition, redevelopment and financing activities. The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry.

  The reconciliation of net income to funds from operations is as follows (in thousands):

                                                                                        Year ended December 31,

                                                                                  1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Net income available for  common shareholders                                      $   37,010         $  44,627         $  28,742
Depreciation and amortization
 of real estate assets                                                                 41,792            37,281             34,128
  Amortization of initial direct
 costs of leases                                                                        2,491             2,249              2,372
Income attributable to operating
 Partnership units                                                                        578                 -                  -
(Gain) loss on sale of real estate
  and non-recurring items                                                               4,665            (4,424)                12
                                                                                    ---------         ----------        ----------
 Funds from operations for
    common shareholders                                                            $   86,536         $  79,733         $   65,254
                                                                                    =========         ==========        ==========


  The Trust's retail leases generally provide for minimum rents with periodic increases. Most retail tenants pay a majority of on-site operating expenses and real estate taxes. Many leases also contain a percentage rent clause which calls for additional rents based on tenant sales. These features in the Trust leases reduce the Trust's exposure to higher costs caused by inflation and allow it to participate in improved tenant sales.

Consolidated Results
--------------------

1998 vs. 1997

  Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 18% or $33.7 million from $188.5 million in 1997 to $222.2 million in 1998. If properties acquired and sold in 1998 and 1997 are excluded, rental income increased 5%, due primarily to the favorable impact of redeveloped and retenanted centers and to higher percentage rent.

  Other property income includes items which, although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, and temporary tenant income. Also included are less regularly recurring items, such as lease termination fees. Other income increased 6.6% from 1997 to $10.3 million in 1998 due to contributions from the 1998 and 1997 acquisitions, which were partly offset by a $1.3 million decrease in lease termination fees.

  Rental expenses increased 16% from 1997 to $49.5 million in 1998, due to the 1998 and 1997 acquisitions. If rental expenses are adjusted for properties acquired and sold in 1998 and 1997, rental expenses are constant at $40.6 million. Decreases in environmental expenses and common area expenses such as snow removal were offset by increases in bad debt expense which had been unusually low in 1997 due to the recovery in 1997 of amounts written off in prior years.

  Real estate taxes increased 19% from 1997 to $23.3 million in 1998, due to the 1998 and 1997 acquisitions. If real estate taxes are adjusted for properties acquired and sold in 1998 and 1997, real estate taxes increased 5% due primarily to increased taxes on recently redeveloped properties.

  Depreciation and amortization expenses increased 11% from 1997 to $46.0 million in 1998 reflecting the impact of properties acquired in 1998 and 1997 and of recent tenant work and property improvements.

  In 1998 the Trust incurred interest expense of $60.2 million, of which $5.1 million was capitalized, as compared to 1997's $50.9 million, of which $3.6 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's approximately $200 million of real estate investments made in 1998. The weighted average interest rate was 8% in 1998 compared with 8.5% in 1997. The ratio of earnings to combined fixed charges and preferred dividends was 1.46x in 1998 and 1.64x in 1997. The ratio of earnings to fixed charges was 1.65x in 1998 and 1.70x in 1997. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.46x in 1998 and 2.50x in 1997.

  Administrative expenses in 1998 reflect the adoption of the Emerging Issues Task Force ("EITF") Issue 97-11, which requires the expensing of internal costs of acquisition activities beginning in late March 1998. Prior to this date, such costs were capitalized as a component of the basis of the acquired asset. The increase in administrative expenses from $9.8 million in 1997 to $11.8 million in 1998 is substantially due to its adoption. Administrative expenses for the fourth quarter of 1998, however, have decreased approximately 5% from the fourth quarter of 1997 as the benefits of the Trust's 1998 reorganization program are beginning to be realized.

  Reorganization expenses of $4.7 million in 1998 represent a one time charge recorded in the third quarter related to a comprehensive restructuring program. The charge included a provision for employee severance and related costs, office closing and downsizing expenses, as well as legal and consulting fees related to the restructuring program. The Trust's workforce was reduced by approximately 15% including several vice presidents and other senior personnel. The foundation of the restructuring effort focused on a change in the Trust's operating model from a functional hierarchy to an asset management discipline where small focused teams are responsible for and compensated based on the operating performance of a portfolio of assets. In addition, the restructuring effort included a significant downsizing of the Trust's acquisition department, in response to changing market conditions and business emphasis. In 1997 the Trust incurred $2.0 million of costs associated with severance and other expenses related to changes in the Trust's executive management.

  Investors' share of operations represents the minority interest in the income of certain properties. The increase from $1.3 million in 1997 to $3.1 million in 1998 is primarily due to the income attributable to the operating partnership units issued upon the acquisition of Courthouse, Magruder's, Kings Court and Leesburg Plaza shopping centers in late 1997 and 1998 and due to the minority partners' share of the increased earnings in Congressional Plaza.

  As a result of the foregoing items, net income before gain on sale of real estate increased from $40.1 million in 1997 to $45.0 million in 1998, reflecting not only the contribution to net income from the Trust's acquisitions, but also the contribution from improved results of the core portfolio. Net income, including gain on sale of real estate, decreased from $46.5 million in 1997 to $45.0 million in 1998. In 1997 three shopping centers were sold at a net gain of $6.4 million. Net income available for common shareholders decreased from $44.6 million in 1997 to $37.0 million in 1998, due to a full year of preferred dividends in 1998 of $8.0 million compared with a partial year in 1997 of $1.9 million since the $100 million of 7.95% Series A Cumulative Redeemable Preferred Shares were issued in October 1997.

  The Trust expects growth in net income in 1999 both from contributions of acquisitions and from contributions of its core portfolio, primarily the properties undergoing redevelopment and retenanting. However, growth of net income from the core portfolio is, in part, dependent on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal and trends in the retailing environment. The Trust currently expects that demand for its retail space should remain at levels similar to those in 1998. A weakening of the retail environment could, however, adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space. Growth in net income is also dependent on interest rates and controlling administrative costs. If interest rates increase, net income, as well as the ultimate cost of the Trust's development projects will be negatively impacted due to the variable interest rates on the Trust's revolving credit facilities. The Trust is aggressively managing its administrative expenses through its reorganization efforts.


1997 vs. 1996

  Rental income increased 14.3% or $23.6 million from $164.9 million in 1996 to $188.5 million in 1997. If properties acquired and sold in 1996 and 1997 are excluded, rental income increased 4.8%, due primarily to the favorable impact of redeveloped and retenanted centers.

  Other property income decreased 1% from 1996 to $9.7 million in 1997. Contributions from the 1997 and 1996 acquisitions were offset by a decrease in lease termination fees from 1996 to 1997.

  Rental expenses increased 5% from 1996 to $42.8 million in 1997, due to the 1997 and 1996 acquisitions. If rental expenses are adjusted to remove the effect of properties purchased and sold in 1997 and 1996, rental expenses decreased 2% due primarily to decreases in snow removal and other related expenses, such as roof and parking lot repairs. Real estate taxes increased 19% from 1996 to $19.5 million in 1997, primarily due to properties acquired but also due to increased assessments on recent renovations.

  Depreciation and amortization expenses increased 9% from 1996 to $46.0 million in 1997 reflecting the impact of properties acquired in 1997 and 1996 and of recent tenant work and property improvements.

  Interest income increased 39% from 1996 to $6.0 million in 1997, due to the issuance of $10.4 million and $14.4 million, respectively, of mortgage notes receivable in 1997 and 1996. In 1997 the Trust incurred interest expense of $50.9 million, of which $3.6 million was capitalized, as compared to 1996's $46.4 million of which $871,000 was capitalized. The increase in interest expense reflects the additional debt issued to help fund the Trust's approximately $316 million of real estate investments made in 1997. The ratio of earnings to combined fixed charges and preferred dividends was 1.64x in 1997; there were no preferred dividends in 1996. The ratio of earnings to fixed charges was 1.70x in 1997 and 1.59x in 1996. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.50x in 1997; there were no preferred dividends in 1996.

  Administrative expenses increased 8% from 1996 to $9.8 million in 1997 primarily due to increased personnel costs as the Trust grew and as it accelerated its acquisition and development efforts in 1997. Administrative expenses as a percentage of total income, however, dropped from 5.1% in 1996 to 4.8% in 1997.

  In 1997 the Trust incurred $2.0 million of costs associated with severance and other expenses related to changes in the Trust's executive management.

  Investors' share of operations represents the minority interest in the income of certain properties. The increase from $394,000 in 1996 to $1.3 million in 1997 is primarily due to the acquisition since 1995 of several properties in partnership with third parties.

  As a result of the foregoing items, net income before gain on sale of real estate increased from $28.8 million in 1996 to $40.1 million in 1997, reflecting not only the contribution to net income from the Trust's acquisitions but also the contribution from improved operating results of the core portfolio. Net income, including gain on sale of real estate, increased from $28.7 million in 1996 to $46.5 million in 1997. In 1997 three shopping centers were sold at a net gain of $6.4 million and in 1996 one shopping center was sold at a loss of $12,000. Net income available for common shareholders was $44.6 million in 1997 after net income was adjusted for a $1.9 million dividend on the $100 million of 7.95% Series A Cumulative Redeemable Preferred Shares issued on October 6, 1997.


Segment Results
---------------

        The Trust has traditionally operated its business as a single business segment. During the fourth quarter of 1998, however, the Trust completed a comprehensive restructuring program which, among other things, changed the Trust's operating structure from a functional hierarchy to an asset management model, where small focused teams are responsible for a portfolio of assets. As a result the Trust has divided its portfolio of properties into three geographic operating regions: Northeast, Mid-Atlantic and West. Each region is operated under the direction of a chief operating officer, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions. Incentive compensation, throughout the regional teams, is tied to the net operating income of the respective portfolios.

     Historical operating results for the three regions are as follows (in thousands):

                          1998      1997      1996
                        --------  --------  --------
 Rental income
   Northeast            $ 81,965  $ 70,447  $ 63,725
   Mid-Atlantic          103,676    96,818    90,995
   West                   36,545    21,264    10,167
                        --------  --------  --------
         Total          $222,186  $188,529  $164,887
                        ========  ========  ========

Net operating income
  Northeast             $ 58,401  $ 50,887  $ 44,955
  Mid-Atlantic            76,065    71,298    66,141
  West                    25,306    13,680     6,509
                        --------  --------  --------
         Total          $159,772  $135,865  $117,605
                        ========  ========  ========

The Northeast

  The Northeast region is comprised of forty-five assets, 762 tenants and 6.3 million square feet. Assets in this region extend from suburban Philadelphia north to New York and its suburbs and further into New England. A significant portion of this portfolio has been held by the Trust for many years although acquisitions, redevelopment and retenanting remain major components to the current and future performance of the region. Several redevelopment projects are currently underway which are expected to add to revenues and net operating income in 1999 and future years.

  When comparing 1998 with 1997, rental income increased 16% from $70.4 million in 1997 to $82.0 million in 1998. Excluding properties acquired and sold in 1998 and 1997, rental income increased 3.5%, driven by increases at the recently redeveloped and retenanted Brick, Troy and Wynnewood shopping centers.

  Net operating income increased 15% from $50.9 million in 1997 to $58.4 million in 1998. Excluding properties acquired and sold in 1998 and 1997, net operating income increased 5.2%, primarily due to increases at the recently redeveloped and retenanted Brick, Troy and Wynnewood shopping centers.

  When comparing 1997 with 1996, rental income increased 10.5% from $63.7 million in 1996 to $70.4 million in 1997. Excluding properties acquired and sold in 1997 and 1996, rental income increased 3.9%, primarily due to increases from the first phase of the redevelopment of Brick shopping center and from increases at Willow Grove shopping center.

  Net operating income increased 13% from $45.0 million in 1996 to $50.9 million in 1997. Excluding properties acquired and sold in 1997 and 1996, net operating income increased 4%.

The Mid-Atlantic

  The Mid-Atlantic region is comprised of thirty-two assets, 1,020 tenants and
6.3 million square feet. Assets in this region extend from Baltimore south to metropolitan Washington D.C. and further south through Virginia, Georgia, and Florida. As with the Northeast region, a significant portion of this portfolio has been held by the Trust for many years although acquisitions, redevelopment and retenanting remain major components to its current and future performance. No significant redevelopment projects are currently underway in this region as several have recently been completed. Two of the Trust's major new development projects, Pentagon Row and additional phases in Bethesda, will be managed by this regional operating team upon their completion.

  When comparing 1998 with 1997, rental income increased 7.1% from $96.8 million in 1997 to $103.7 million in 1998. Excluding properties acquired and sold in 1998 and 1997, rental income increased 3.9%, in large part due to increases at Bethesda Row and new anchors at Barracks Road and Mid-Pike Plaza shopping centers.

  Net operating income increased 6.7% from $71.3 million in 1997 to $76.1 million in 1998. Excluding properties acquired and sold in 1998 and 1997, net operating income increased 3.4%.

  When comparing 1997 with 1996, rental income increased 6.4% from $91.0 million in 1996 to $96.8 million in 1997. Excluding properties acquired and sold in 1997 and 1996, rental income increased 1.8%.

  Net operating income increased 7.8% from $66.1 million in 1996 to $71.3 million in 1997. Excluding properties acquired and sold in 1997 and 1996, net operating income increased 2.1%.

The West

  The Western region is comprised of forty-four assets, 508 tenants and 2.7 million square feet. Assets in this region extend from the Mid-West to the West Coast. Unlike the Northeast and Mid-Atlantic regions, this portfolio is relatively new to the Trust and is part of a deliberate expansion west over the past several years. This region is the fastest growing at the Trust and such major new development projects as San Jose and San Antonio will be managed by this regional operating team upon their completion. Several redevelopment projects are currently underway, particularly in Southern California, which are expected to add to revenues and net operating income in 1999 and future years.

     When comparing 1998 with 1997, rental income increased 72% from $21.3 million in 1997 to $36.5 million in 1998, reflecting the Trust's expansion in this region. Excluding properties acquired and sold, rental income increased 22%. Fifteen percent of the increase was driven by the recent redevelopment and retenanting of three shopping centers, Gratiot, Crossroads, and Finley and seven percent was attributable to the balance of the region's portfolio.

  Net operating income increased 85% from $13.7 million in 1997 to $25.3 million in 1998. Excluding properties acquired and sold, net operating income increased 32% from $9.5 million in 1997 to $12.6 million in 1998. This increase resulted from the redevelopment and retenanting of Gratiot, Crossroads and Finley shopping centers and the retenanting of two of the Trust's California street retail properties.

  When comparing 1997 with 1996, rental income increased 109% from $10.2 million in 1996 to $21.3 million in 1997. Excluding properties acquired and sold in 1997 and 1996, rental income increased 6%.


  Net operating income increased 110% from $6.5 million in 1996 to $13.7 million in 1997. Excluding properties acquired and sold in 1997 and 1996, net operating income increased 4.8%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

  The Trust's primary financial market risk is the fluctuation in interest rates. At December 31, 1998, the Trust had $268.5 million of variable rate debt. Based upon this balance of variable debt, if interest rates increased 1%, the Trust's earnings and cash flows would decrease by $2.7 million. If interest rates decreased 1%, the Trust's earnings and cash flows would increase by $2.7 million. The Trust believes that the change in the fair value of its financial instruments resulting from a forseeable fluctuation in interest rates would be immaterial to its total assets and total liabilities.

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

  None.

                                  Part III
                                  --------



Item 10.Directors and Executive Officers of the Registrant.
        ---------------------------------------------------


                           Executive Officers of the Registrant
                           ------------------------------------


  The Executive Officers in 1998 were:


   Name                         Age               Position with Trust
   ----                         ---               -------------------
Steven J. Guttman               52                President, Chief Executive
                                                  Officer and Trustee

Howard S. Biel                  51                Senior Vice President, Managing
                                                  Director of Development

Nathan P. Fishkin               51                Senior Vice President,
(Ceased serving as an                             Acquisitions
 executive officer on
 October 30, 1998)

Nancy J. Herman                 35                Vice President, General Counsel
                                                  and Secretary

Ron D. Kaplan                   35                Senior Vice President-Capital
                                                  Markets, Chief Investment Officer

Catherine R. Mack               54                Vice President, General Counsel
(Resigned as of                                   and Secretary
 December 21, 1998)

Donald C. Wood                  38                Senior Vice President, Finance
                                                  and Treasurer

Cecily A. Ward                  52                Vice President-Controller

Steven J. Guttman has been the Trust's President and Chief Executive Officer since April 1980. Mr. Guttman has been associated with the Trust since 1972, became Chief Operating Officer in 1975 and became a Managing Trustee in 1979.

Howard S. Biel joined the Trust in January 1998 as Senior Vice President-Managing Director of Development. From 1991 through 1997, Mr. Biel was Regional Partner for Faison where he was responsible for the development of over one million square feet of retail and entertainment space in the Mid-Atlantic and Northeast regions. From 1986 through 1990, Mr. Biel was Executive Vice President for Western Development Corporation (now the Mills Corporation) where he oversaw the development and management of over seven million square feet of value oriented super-regional shopping malls. From 1979 through 1985, he was Senior Vice President for Development at the Edward J. DeBartolo Corporation where he was responsible for the planning and development of ten regional malls and several urban mixed-use projects.

Nathan P. Fishkin served as Senior Vice President, Acquisitions from January 1998 through November 2, 1998, at which time he became a consultant for the Trust. Mr. Fishkin joined the Trust in 1985 as an acquisition officer. In 1987, he became Vice President, Special Projects, overseeing all anchor and specialty tenant leasing and in 1997, he became Senior Vice President, Real Estate. Prior to joining the Trust, Mr. Fishkin practiced law for twelve years.

Nancy J. Herman became the Trust's Vice President, General Counsel and Secretary on December 21, 1998. In this position, Ms. Herman has overall responsibility for the Trust's legal affairs. Ms. Herman joined the Trust in 1990 as a staff attorney. Since that time, she has had responsibility for managing legal issues related to environmental matters, intellectual property and computers, insurance and other legal matters. Prior to joining the Trust in 1990, Ms. Herman practiced real estate law at Hogan & Hartson.

Ron D. Kaplan joined the Trust in November 1992 as Vice President-Capital Markets. Mr. Kaplan was formerly a Vice President of Salomon Brothers Inc where he was responsible for capital raising and financial advisory services for public and private real estate companies. While at Salomon Brothers which he joined in 1985, he participated in two of the Trust's debt offerings.

Catherine R. Mack came to the Trust in January 1985 as General Counsel and became a Vice President in February 1986. Before joining the Trust, Ms. Mack was an Assistant United States Attorney for the District of Columbia and, prior to that, an attorney with Fried, Frank, Harris, Shriver and Jacobson in Washington, D.C. where she represented several local real estate entities. Ms. Mack resigned effective December 21, 1998; under the terms of Ms. Mack's severance agreement with the Trust, upon her voluntary resignation, she will act in a legal advisory position to the Trust for a two-year period.

Donald C. Wood joined the Trust in May 1998 as Senior Vice President, Chief Financial Officer. Prior to joining the Trust, Mr. Wood was Senior Vice-President and Chief Financial Officer for Caesars World, Inc., a wholly-owned subsidiary of ITT Corporation, where he was responsible for all aspects of finance throughout the company including strategic planning, process re-engineering, capital allocation and financial analysis. Prior to joining ITT in 1990, Mr. Wood was employed at Arthur Andersen & Co. from 1982 where he served in numerous positions including audit manager.

Cecily A. Ward joined the Trust in April 1987 as Controller. Prior to joining the Trust, Ms. Ward, a certified public accountant, was with Grant Thornton LLP, the Trust's independent accountants.

The schedule identifying Trustees under the caption "Election of Trustees" of the 1999 Proxy Statement is incorporated herein by reference thereto.



Item 11.    Executive Compensation.
--------    -----------------------

The sections entitled "Summary Compensation Table" and "Aggregated Option Exercises in 1998 and December 31, 1998 Option Values" of the 1999 Proxy Statement are incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

The section entitled "Ownership of Shares by Trustees and Officers" of the 1999 Proxy Statement is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

The section entitled "Certain Transactions" of the 1999 Proxy Statement is incorporated herein by reference thereto.

                                  Part IV
                                  -------

Item 14.  Exhibits, Financial Statement
--------  -----------------------------
          Schedules, and Reports on
          -------------------------
          Form 8-K
          --------

(a)  1.  Financial Statements
         --------------------

     Report of Independent Certified
     Public Accountants                                      F-2

     Consolidated Balance Sheets-
     December 31, 1998 and 1997                              F-3

     Consolidated Statements of
     Operations - years ended
     December 31, 1998, 1997
     and 1996                                                F-4

     Consolidated Statements of
     Shareholders' Equity - years
     ended December 31, 1998, 1997
     and 1996                                                F-5

     Consolidated Statements of
     Cash Flows - years ended
     December 31, 1998, 1997 and
     1996                                                    F-6

     Notes to Consolidated
     Financial Statements
     (Including Selected Quarterly
     Data)                                             F-7 - F23


(a)  2.  Financial Statement Schedules
         -----------------------------

     Schedule III - Summary of Real Estate
     and Accumulated Depreciation...................   F24 - F27

     Schedule IV - Mortgage Loans on Real
     Estate.........................................   F28 - F29

     Report of Independent Certified
     Public Accountants.............................         F30

(a) 3. Exhibits
       --------

  (3)  (i)     The Trust's Third Amended and Restated Declaration of Trust dated
       May 24, 1984, filed with the Commission on July 5, 1984 as Exhibit 4 to the Trust's Registration Statement on Form S-2 (file No. 2-92057) is incorporated herein by reference thereto.

       (ii) Bylaws of the Trust, filed with the Commission as an exhibit to the Trust's Current Report on Form 8-K dated February 20, 1985, as most recently amended and filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference thereto.

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

       (iv) Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company, filed as an exhibit to the Trust's Form 8-A/A filed with the Commission on March 11, 1999, is incorporated herein by reference thereto.

       (v) Indenture dated December 13, 1993, related to the Trust's 7.48% Debentures due August 15, 2026; 8 7/8% Senior Notes due January 15, 2000; 8% Notes due April 21, 2002; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; 6.74% Medium Term Notes due March 10, 2004; and 6.99% Medium Term Notes due March 10, 2006, filed with the commission on December 13, 1993 as exhibit 4 (a) to the Trust's Registration Statement on Form S-3, (File No. 33-51029) and amended on Form S-3 (File
       No. 33-63687, effective December 4, 1995 is incorporated herein by reference thereto) is incorporated herein by reference thereto.

       (vi) Indenture dated September 1, 1998 filed as exhibit 4(a) to the Trust's Registration Statement on Form S-3 (File No. 333-63619) is incorporated herein by reference thereto.

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

      (iv) The Trust's 1985 Non-Qualified Stock Option Plan, adopted on September 13, 1985, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1985 is incorporated herein by reference thereto.

      (v) Amendment No. 3 to Consultancy Agreement with Samuel J. Gorlitz, filed as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1988 is incorporated herein by reference thereto.

      (vi) The 1991 Share Purchase Plan, dated January 31, 1991, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference thereto.

      (vii) Amendment No. 4 to Consultancy Agreement with Samuel J. Gorlitz, filed with the Commission as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

      (viii) Employment and Relocation Agreement between the Trust and Ron D. Kaplan, dated September 30, 1992, filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

      (ix) Amendment dated October 1, 1992, to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

      (x) Federal Realty Investment Trust Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, are incorporated herein by reference thereto.

The following documents, filed with the Commission as portions of

Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 are incorporated herein by reference thereto:

     (xi) Consulting Agreement between Misner Development and Federal Realty Investment Trust.

     (xii) Fiscal Agency Agreement dated as of October 28, 1993 between Federal Realty Investment Trust and Citibank, N.A.

     (xiii) Other Share Award and Purchase Note between Federal Realty Investment Trust and Ron D. Kaplan, dated January 1, 1994, filed with the Commission as a portion of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 is incorporated herein by reference there to.

     (xiv) Amended and Restated 1983 Stock Option Plan of Federal Realty Investment Trust and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust, filed with the Commission on August 17, 1994 on Form S-8, (File No. 33-55111) is incorporated herein by reference thereto.

     (xv) Form of Severance Agreement between Federal Realty Investment Trust and Certain of its Officers dated December 31, 1994, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference thereto.

The following filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated herein by reference thereto:

     (xvi) Credit Agreement Dated as of December 19, 1997 by and among Federal Realty Investment Trust, as Borrower, The Financial Institutions Party Hereto and Their Assignees Under Section 13.5.(a), as Lenders, Corestates Bank, N.A., as Syndication Agent, First Union National Bank, as Administrative Agent and as Arranger, and Wells Fargo Bank, as Documentation Agent and as Co-Arranger.

     (xvii) Performance Share Award Agreement between Federal Realty Investment Trust and Steven J. Guttman, as of January 1, 1998.

     (xviii)   Form of Amended and Restated Restricted Share Award Agreements
     between Federal Realty Investment Trust and Steven J. Guttman for the years 1998 through 2002.

     (xix) Performance Share Award Agreements between Federal Realty Investment Trust and Ron D. Kaplan, as of January 1, 1998.

     (xx) Restricted Share Award Agreements between Federal Realty Investment Trust and Ron D. Kaplan, as of

     January 1, 1998.

     (xxi) Amended and Restated Employment Agreement between the Trust and Steven J. Guttman as of March 6, 1998.


     (xxii) Amended and Restated Executive Agreement between the Trust and Steven J. Guttman as of March 6, 1998.

     (xxiii)   Executive Agreement between the Trust and Ron D.Kaplan as of
     March 6, 1998.

     (xxiv) Amended and Restated Severance Agreement between the Trust and Ron D. Kaplan as of March 6, 1998.

     (xxv) Severance Agreement between the Trust and Catherine R. Mack as of March 6, 1998.

The following are filed as exhibits hereto:

     (xxvi) Federal Realty Investment Trust Amended and Restated 1993 Long-Term Incentive Plan, as amended on May 6, 1998, and filed with the Trust's 1998 Proxy Statement.

     (xxvii)   Term Loan Agreement, dated as of December 22, 1998 by and among
     Federal Realty Investment Trust, as Borrower, the Financial Institutions Party Thereto and Their Assignees Under Section 13.5.(d), as Lenders, Commerzbank Aktiengesellschaft, New York Branch as Syndication Agent, PNC, National Association, as Administrative Agent and Fleet National Bank as documentation agent.

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

       A Form 8-K, dated October 28, 1998, was filed in response to Item 5.


_________
*  Not applicable.
+  For Edgar filing only.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FEDERAL REALTY INVESTMENT TRUST

Date:  March 19, 1999                               By: Steven J. Guttman
                                                        -----------------------
                                                        Steven J. Guttman
                                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                       Title                             Date
----------                       -----                             ----

                                 President and
                                 Trustee (Chief
Steven J. Guttman                Executive Officer)            March 19, 1999
-------------------------                                      --------------
Steven J. Guttman

                                 Senior Vice-President,
                                 Finance and Treasurer
Donald C. Wood                   (Chief Financial Officer)     March 19, 1999
-------------------------                                      --------------
Donald C. Wood

                                 Vice-President and
                                 Controller (Principal
Cecily A. Ward                   Accounting Officer)           March 19, 1999
-------------------------                                      --------------
Cecily A. Ward

Dennis L. Berman                 Trustee                       March 19, 1999
-------------------------                                      --------------
Dennis L. Berman

Kenneth D. Brody                 Trustee                       March 19, 1999
-------------------------                                      --------------
Kenneth D. Brody

A. Cornet de Ways Ruart          Trustee                       March 19, 1999
-------------------------                                      --------------
A. Cornet de Ways Ruart

                                 Trustee                       March 19, 1999
-------------------------                                      --------------
Samuel J. Gorlitz

Kristin Gamble                   Trustee                       March 19, 1999
-------------------------                                      --------------
Kristin Gamble

Walter F. Loeb                   Trustee                       March 19, 1999
-------------------------                                      --------------
Walter F. Loeb

Mark S. Ordan                    Trustee                       March 19, 1999
-------------------------                                      --------------
Mark S. Ordan

George L. Perry                  Trustee                       March 19, 1999
------------------------                                       --------------
George L. Perry

                           FINANCIAL STATEMENTS AND
                                   SCHEDULES

                                       F1

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Trustees and Shareholders
Federal Realty Investment Trust

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Realty Investment Trust as of December 31, 1998 and 1997 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Grant Thornton LLP
Washington, D.C.
February 8, 1999

                                       F2

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                              December 31,                         December 31,
                                                                                1998                                 1997
                                                                            ------------------                 -----------------
                             ASSETS                                                             (in thousands)
Investments
  Real estate, at cost                                                      $    1,642,136                     $      1,453,639
  Less accumulated depreciation and amortization                                  (286,053)                            (247,497)
                                                                            --------------                     ----------------
                                                                                 1,356,083                            1,206,142
  Mortgage notes receivable                                                         51,154                               38,360
                                                                            --------------                     ----------------
                                                                                 1,407,237                            1,244,502
Other Assets
  Cash                                                                              17,230                               17,043
  Accounts and notes receivable                                                     17,873                               18,794
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                            38,502                               32,128
  Debt issue costs                                                                   3,475                                4,106
                                                                            --------------                     ----------------
                                                                            $    1,484,317                     $      1,316,573
                                                                            ==============                     ================



                            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                          $      122,401                     $        125,940
  Mortgages payable                                                                 51,079                               95,633
  Notes payable                                                                    263,159                              119,028
  Accounts payable and accrued expenses                                             34,073                               30,512
  Dividends payable                                                                 18,972                               18,368
  Security deposits                                                                  5,214                                4,423
  Prepaid rents                                                                      3,641                                2,818
Senior notes and debentures                                                        335,000                              255,000
5 1/4% Convertible subordinated debentures                                          75,289                               75,289
Investors' interest in consolidated assets                                          45,542                               35,752

Commitments and contingencies

Shareholders' equity
  7.95% Series A Cumulative Redeemable Preferred Shares,
   liquidation preference $25 per share, 4,000,000 shares issued in 1997           100,000                              100,000
  Common shares of beneficial interest, no par
    or stated value, unlimited authorization,
    issued 40,139,675 and 39,200,201 shares,
    respectively                                                                   707,724                              684,823
  Accumulated dividends in excess of Trust net income                             (255,211)                            (222,709)
                                                                            --------------                     ----------------
                                                                                   552,513                              562,114

Less 59,425 and 52,386 common shares in treasury - at cost, respectively,
  deferred compensation and subscriptions receivable                               (22,566)                              (8,304)
                                                                            --------------                     ----------------
                                                                                   529,947                              553,810
                                                                            --------------                     ----------------
                                                                            $    1,484,317                     $      1,316,573
                                                                            ==============                     ================
The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Year ended December 31,
                                                                          1998                   1997                 1996
                                                                         -----                   -----               ------
(In thousands, except per share data)

Revenue
  Rental income                                                        $222,186              $188,529              $164,887
  Interest and other income                                               5,945                 6,037                 4,352
  Other property income                                                  10,347                 9,705                 9,816
                                                                    ------------           -----------          ------------
                                                                        238,478               204,271               179,055


Expenses
  Rental                                                                 49,490                42,844                40,687
  Real estate taxes                                                      23,271                19,525                16,411
  Interest                                                               55,125                47,288                45,555
  Administrative                                                         11,796                 9,793                 9,100
  Reorganization expenses                                                 4,665                 1,951                     -
  Depreciation and amortization                                          46,047                41,399                38,154
                                                                    ------------           -----------          ------------
                                                                        190,394               162,800               149,907
                                                                    ------------           -----------          ------------
Operating income before investors' share
  of operations and gain (loss) on sale of real estate                   48,084                41,471                29,148

  Investors' share of operations                                         (3,124)               (1,342)                 (394)
                                                                    ------------           -----------          ------------

Income before gain (loss) on sale of real estate                         44,960                40,129                28,754

 Gain (loss) on sale of real estate                                       -                     6,375                   (12)
                                                                    ------------           -----------          ------------
              Net income                                                 44,960                46,504                28,742


Dividends on preferred stock                                             (7,950)               (1,877)                   -
                                                                    ------------           -----------          ------------
              Net income available for common shareholders             $ 37,010              $ 44,627              $ 28,742
                                                                    ============           ===========          ============
Earnings per common share, basic
    Income before gain (loss) on sale of real estate                   $   0.94              $   0.99              $   0.87
    Gain (loss) on sale of real estate                                     -                     0.17                  -
                                                                    ------------           -----------          ------------
                                                                       $   0.94              $   1.16              $   0.87
                                                                    ============           ===========          ============
    Weighted average number of common shares, basic                      39,174                38,475                33,175
                                                                    ============           ===========          ============
Earnings per common share, diluted
    Income before gain (loss) on sale of real estate                   $   0.94              $   0.98              $   0.86
    Gain (loss) on sale of real estate                                     -                     0.16                  -
                                                                    ------------           -----------          ------------
                                                                       $   0.94              $   1.14              $   0.86
                                                                    ============           ===========          ============
    Weighted average number of common shares, diluted                    40,080                38,988                33,573
                                                                    ============           ===========          ============

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Year ended December 31,

                                                                1998                      1997                       1996
                                                      -----------  -----------  -----------  -----------  ------------  -----------
(In thousands, except share amounts)                     Shares       Amount       Shares       Amount       Shares        Amount
Common Shares of Beneficial Interest
  Balance, beginning of year                           39,200,201  $   684,823   35,948,044  $   597,917   32,221,670   $   508,870
  Exercise of stock options                               230,908        4,880       76,184        1,604      126,918         2,705
  Shares issued under dividend reinvestment plan          167,511        3,990      153,973        4,115      181,274         4,057
  Performance and Restricted Shares granted               541,055       14,031       22,000          686            -             -
  Net proceeds from sale of shares                              -            -    3,000,000       83,925    3,418,182        82,285
  Cost of 7.95% Series A Cumulative Preferred Shares            -            -                    (3,424)           -             -
                                                      -----------  -----------  -----------  -----------  -----------   -----------
  Balance, end of year                                 40,139,675  $   707,724   39,200,201  $   684,823   35,948,044   $   597,917
                                                      ===========  ===========  ===========  ===========  ===========   ===========

Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of year                             (457,111)     ($8,304)    (480,948)     ($8,332)    (500,095)      ($8,567)
  Amortization of deferred compensation                    50,999          976       30,125          480       30,250           482
  Performance and Restricted Shares granted              (576,055)     (14,680)     (22,000)        (621)           -             -
  Net increase in stock option loans                      (41,761)        (963)     (14,166)        (299)     (10,167)         (242)
  Reissuance (purchase) of treasury shares,net             (7,039)        (374)      10,000          184       (2,186)          (24)
  Purchase  under share purchase plan                      51,521          779       19,878          284        1,250            19
                                                      -----------  -----------  -----------  -----------  -----------   -----------
  Balance, end of year                                   (979,446)    ($22,566)    (457,111)     ($8,304)    (480,948)      ($8,332)
                                                      ===========  ===========  ===========  ===========  ===========   ===========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                         ($222,709)                ($200,700)                 ($172,835)
  Net income                                                            44,960                    46,504                     28,742
  Dividends declared to common shareholders                            (69,512)                  (66,636)                   (56,607)
  Dividends declared to preferred shareholders                          (7,950)                   (1,877)                         -
                                                                   -----------               -----------               ------------
  Balance, end of year                                               ($255,211)                ($222,709)                 ($200,700)
                                                                   ===========               ===========               ============

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year ended December 31,

(In thousands)                                                             1998                1997                  1996
                                                                        ------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                            $    44,960           $    46,504         $     28,742
  Items not requiring cash outlays
     Depreciation and amortization                                           46,047                41,399               38,154
    (Gain) loss on sale of real estate                                            -                (6,375)                  12
    Other, net                                                                2,301                   818                1,174
  Changes in assets and liabilities
     Decrease (increase) in accounts receivable                                 878                (1,493)              (1,020)
     Increase in prepaid expenses and other
      assets before depreciation and amortization                            (9,571)              (11,263)              (7,665)
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                                      2,148                  (287)               3,133
     Increase  in accrued expenses                                            3,664                 2,867                3,118
                                                                        -----------           -------------        -----------
  Net cash provided by operating activities                                  90,427                72,170               65,648


INVESTING ACTIVITIES
  Acquisition of real estate                                                (92,946)             (251,351)             (85,792)
  Capital expenditures                                                      (73,030)              (50,349)             (42,356)
  Decrease (increase) in deposit on purchase of real estate                       -                23,447              (23,401)
   Issuance  of mortgage notes receivable, net                              (21,375)              (10,447)             (14,352)
  Proceeds from sale of real estate                                               -                 9,364                4,680
  Other, net                                                                   (295)                   (7)                (598)
                                                                       ------------         -------------        -------------
  Net cash used in investing activities                                    (187,646)             (279,343)            (161,819)


FINANCING ACTIVITIES
  Borrowing  of short-term debt, net                                        144,357                55,391               19,290
  Issuance of senior notes, net of costs                                     79,540                39,750               49,749
  Issuance of common shares                                                   5,310                86,893               86,054
  Issuance of preferred shares                                                    -                96,576                    -
  Payments on mortgages, capital leases and notes payable, including
    prepayment fees                                                         (55,248)               (3,712)              (5,735)
  Dividends paid                                                            (74,284)              (62,621)             (52,084)
  Increase (decrease) in minority interest, net                              (2,269)                  898                 (583)
                                                                         -----------          -----------         ------------
  Net cash  provided by financing activities                                 97,406               213,175               96,691
                                                                         -----------          -----------         ------------

Increase  in cash                                                               187                 6,002                  520

Cash at beginning of year                                                    17,043                11,041               10,521
                                                                        -----------           -----------         ------------
Cash at end of year                                                     $    17,230           $    17,043         $     11,041
                                                                        ===========           ===========         ============

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997, and 1996


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Federal Realty Investment Trust (the "Trust") invests in income-producing retail real estate, primarily community and neighborhood shopping centers and main street retail properties, retail buildings and shopping centers in densely developed urban and suburban areas. In addition, the Trust has various land parcels under its control for the purpose of developing multi-use projects that center around the retail component.

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

  The consolidated financial statements of the Trust include the accounts of the Trust, its wholly owned corporate subsidiaries, several corporations where the Trust has a majority ownership, numerous partnerships and a joint venture. The equity interests of other investors are reflected as investors' interest in consolidated assets. All significant intercompany transactions and balances are eliminated.

Revenue Recognition. The Trust's leases with tenants are classified as operating leases. Minimum rents are recognized on an accrual basis over the terms of the related leases with appropriate valuation adjustments recorded to consider credit and other business risk. Percentage rents, which represent additional rents based on tenant sales, are recognized at the end of the lease year or other period in which tenant sales volumes have been reached and the percentage rents are due. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the expenditures occurred.

Real Estate. The Trust uses the straight-line method in providing for depreciation. Estimated useful lives range from three to 25 years on apartment buildings and improvements, and from three to 35 years on retail properties and improvements. Maintenance and repair costs are charged to operations as incurred. Major improvements are capitalized. The gain or loss resulting from the sale of properties is included in net income at the time of sale. The Trust has adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Trust does not hold any assets that meet the impairment criteria of FAS 121.

  The Trust capitalizes certain external and internal costs

                                       F7
directly related to the development, redevelopment and leasing of real estate including applicable salaries and other related costs. The capitalized costs associated with developments, redevelopments and leasing are depreciated or amortized over the life of the improvement and lease, respectively. Through March 1998, the Trust also capitalized internal costs of preacquisition activities incurred in connection with the acquisition of an operating property. On March 19, 1998 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue #97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. Consequently, the Trust has been expensing these costs since March 1998.

  Interest costs on developments and major redevelopments are capitalized as part of the development and redevelopment.

Debt Issue Costs. Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the life of the related issue using the interest method. Upon conversion or in the event of redemption, applicable unamortized costs are charged to shareholders' equity or to operations, respectively.

Cash and Cash Equivalents. The Trust defines cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances may exceed insurable amounts.

Risk Management. The Trust occasionally enters into derivative contracts prior to a scheduled financing or refinancing in order to minimize the risk of changes in interest rates. The derivative contracts are designated as hedges when acquired. The cost or gain on these transactions is recognized as a component of interest expense over the life of the financing. The Trust does not use derivative financial instruments for trading or speculative purposes. There were no open derivative contracts at December 31, 1998 or 1997.

Use of Estimates. Inherent in the preparation of the Trust's financial statements are certain estimates. These estimates are prepared using management's best judgment, after considering past and current events.

Earnings Per Share. In 1997 the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 - "Earnings Per Share". Statement 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principles Board Opinion No. 15 with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the

                                       F8
earnings of the Trust.

  The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                          1998      1997      1996
----------------------------------------------------------------------
Numerator
---------
Net income available for common
 shareholders - basic                     $37,010   $44,627   $28,742
Income attributable to
 operating partnership units                  578        32         -
                                          -------   -------   -------
Net income available for common
 shareholders - diluted                   $37,588   $44,659   $28,742
                                          =======   =======   =======
Denominator
-----------
Denominator for basic EPS-
  weighted average shares                  39,174    38,475    33,175
Effect of dilutive securities
 Stock options and awards                     292       494       398
 Operating partnership units                  614        19         -
                                           ------    ------    ------
Denominator for diluted EPS                40,080    38,988    33,573
                                           ======    ======    ======

  Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

NOTE 1: REAL ESTATE AND ENCUMBRANCES

  A summary of the Trust's properties at December 31, 1998 and 1997 is as follows (in thousands):

                                           Accumulated
                                        depreciation and
1998                          Cost        amortization    Encumbrances
----------------------------------------------------------------------
Retail properties            $1,436,949      $227,728         $ 51,079
Retail properties
  under capital leases          198,567        53,088          122,401
Apartments                        6,620         5,237                -
                             ----------      --------         --------
                             $1,642,136      $286,053         $173,480
                             ==========      ========         ========
1997

Retail properties            $1,241,087      $186,195         $ 95,633
Retail properties
  under capital leases          205,979        56,356          125,940
Apartments                        6,573         4,946                -
                             ----------      --------         --------
                             $1,453,639      $247,497         $221,573
                             ==========      ========         ========

                                       F9

Real estate acquisitions during 1998 were as follows (in thousands, except for quare footage):

                                                             Existing
                                        Total     Cash       Leasable
Property                                 Cost    Portion  Square Footage
-------------------------------------------------------------------------
Shopping Centers
Hauppauge, Long Island,NY              $ 24,053  $24,053         131,000
Leesburg, Leesburg, VA (1)(2)            18,906    5,556         247,000
Tower, Springfield, VA                   17,688   17,688         109,000
Kings Court, Los Gatos, CA (1)(3)        10,714    4,340          79,000
Leasehold buyout and other                7,736    2,012               -

Street Retail
Ten properties, San Antonio,TX (4)       14,163   14,163         235,000
Two properties, Tempe,AZ (5)             10,557    9,807          40,000
Two properties, Santa Monica,CA (6)       8,685    8,028          19,000
One property, Pasadena,CA (6)             6,366    5,733          17,000
Other                                     1,566    1,566               -
                                       --------  -------         -------
                                       $120,434  $92,946         877,000
                                       ========  =======         =======

  1)The Trust acquired these properties in partnership with third parties, whose partnership units, valued at $3.5 million and $6.4 million, respectively, may be converted into shares of the Trust.

  2)The Trust placed a $9.9 million mortgage on this property.

  3)The Trust acquired a leasehold interest in this property.

  4)The Trust plans to develop these properties on Houston
    Street, most of which are currently vacant.

  5)The Trust owns 100% of one property and an 85% partnership interest in the second property.

  6)The Trust acquired a 90% partnership interest in these properties.

  The minority owners in Leesburg and Kings Court shopping centers may exchange their 138,000 and 260,163 partnership units, respectively, into the same number of common shares of the Trust or cash, at the Trust's option, after September 15, 2000 and August 24, 1999, respectively. A $9.9 million mortgage was placed on Leesburg Plaza which bears interest at 6.51%, requires interest only payments until October 2005 and is due September 1, 2008.

  Approximately $25.0 million was invested in 1998 in predevelopment and development projects in Bethesda, Maryland; Los Gatos, California; San Jose, California; and in Arlington, Virginia. Other major capital expenditures include $4.7 million on the renovation of Gratiot Plaza, $4.9 million on the renovation of Feasterville shopping center, $3.3 million on the renovation of Falls Plaza, and $3.1 million on the retenanting of Finley shopping center.


  The Trust's 120 retail properties at December 31, 1998 are located in 16 states and the District of Columbia. There are approximately 2,290 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate

                                      F10
group of tenants account for 3% or more of revenue.

  Mortgage notes receivable of $51.2 million are due over various terms from January 2000 to May 2021 and have an average weighted interest rate of 10%. Under the terms of certain of these mortgages, the Trust will receive additional interest based upon the gross income of the secured properties and upon sale of the properties, the Trust will share in the appreciation of the properties.

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

  On December 31, 1996 the Trust sold Town and Country Shopping Center in Hammond, Louisiana for $4.9 million, resulting in a loss of $12,000.

  Mortgages payable and capital lease obligations are due in installments over various terms extending to 2016 and 2060, respectively, with interest rates ranging from 6.1% to 11.25%. Certain of the mortgage and capital lease obligations require additional interest payments based upon property performance. In 1998 the Trust paid off maturing mortgages totaling $53.5 million on Barracks Road, Falls Plaza, Falls Plaza-East, Old Keene Mill, Loehmann's Plaza and Bristol Plaza. In 1997 the Trust repaid a $1.5 million mortgage on Northeast Shopping Center in Philadelphia, Pennsylvania.

  Aggregate mortgage principal payments due during the next three years are $532,000, $583,000, and $30.7 million, respectively. There are no further mortgage principal payments due until 2005 when principal payments begin on the Leesburg mortgage.

  Future minimum lease payments and their present value for property under capital leases as of December 31, 1998, are as follows (in thousands):

Year ending December 31,
1999                                  $  11,299
2000                                     11,736
2001                                     11,736
2002                                     11,527
2003                                     11,458
Thereafter                              525,717
                                      ---------
                                        583,473
Less amount representing interest      (461,072)
                                      ---------
Present value                         $ 122,401
                                      =========


                                      F11

Leasing Arrangements
--------------------

     The Trust's leases with retail property and apartment tenants are classified as operating leases. Leases on apartments are generally for a period of one year, whereas retail property leases generally range from three to 10 years and usually provide for contingent rentals based on sales and sharing of certain operating costs.

     The components of rental income are as follows (in thousands):

                                     Year ended December 31,
                                  1998              1997             1996
----------------------------------------------------------------------------
Retail properties
  Minimum rents                   $178,936          $147,147        $129,077
  Cost reimbursements               34,897            34,089          28,805
  Percentage rent                    5,766             4,801           4,550
Apartments - rents                   2,587             2,492           2,455
                                  --------          --------        --------
                                  $222,186          $188,529        $164,887
                                  ========          ========        ========

     The components of rental expense are as follows (in thousands):

                                     Year ended December 31,
                                  1998              1997              1996
--------------------------------------------------------------------------------
Repairs and maintenance           $13,942           $12,634          $11,865
Management fees and costs           9,510             8,452            7,264
Utilities                           7,625             5,957            5,350
Payroll - properties                3,775             3,432            3,032
Ground rent                         2,829             2,602            2,851
Insurance                           2,610             2,227            2,183
Other operating                     9,199             7,540            8,142
                                  -------           -------          -------
                                  $49,490           $42,844          $40,687
                                  =======           =======          =======

     Minimum future retail property rentals on noncancelable operating leases as of December 31, 1998 are as follows (in thousands):

Year ending December 31,
1999                                                $  183,301
2000                                                   168,192
2001                                                   151,910
2002                                                   133,744
2003                                                   112,787
Thereafter                                             613,649
                                                    ----------
                                                    $1,363,583
                                                    ==========

                                      F12

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

                       December 31, 1998      December 31,  1997
(in thousands)          Carrying    Fair        Carrying    Fair
                         Value      Value        Value     Value
                       ------------------     --------------------
Cash & equivalents     $ 17,230   $ 17,230    $ 17,043   $ 17,043
Investments               1,661      1,661       1,304      1,304
Mortgage notes
 receivable              51,154     52,433      38,360     39,864
Mortgages and notes
 payable                314,238    316,722     214,662    218,194
Convertible
 debentures              75,289     71,901      75,289     70,772
Senior notes            335,000    346,269     255,000    264,291

NOTE 3. NOTES PAYABLE
---------------------

  The Trust's notes consist of the following (in thousands):

                               1998         1997
--------------------------------------------------------
Revolving credit facilities    $134,147     $114,790
Term note with banks            125,000         -
Other                             4,012        4,238
                               --------     --------
                               $263,159     $119,028
                               ========     ========

  In December 1997 the Trust replaced its unsecured medium term revolving credit facilities with four banks with a five year syndicated credit facility, thereby increasing the aggregate amount available from $135 million to $300 million and decreasing the interest rate from LIBOR plus 75 basis points to LIBOR plus 65 basis points. The syndicated facility requires fees and has

                                      F13
various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

  In December 1998 the Trust obtained a four year loan of $125 million from five institutional lenders. The loan, which bears interest at LIBOR plus 75 basis points, requires fees and has the same covenants as the syndicated credit facility.

  The maximum drawn under these facilities during 1998, 1997 and 1996 was $259.1 million, $114.8 million and $76.2 million, respectively. In 1998, 1997 and 1996 the weighted average interest rate on borrowings was 6.1%, 6.5% and 6.4%, respectively, and the average amount outstanding was $163.6 million, $59.9 million and $47.2 million, respectively.

NOTE 4. DIVIDENDS
-----------------

  On November 17, 1998 the Trustees declared a quarterly cash dividend of $.44 per common share, payable January 15, 1999 to common shareholders of record January 4, 1999. For the years ended December 31, 1998, 1997 and 1996, $.31, $.19, and $.21 of dividends paid per common share, respectively, represented a return of capital.

  On November 17, 1998 the Trustees declared a quarterly cash dividend of $.49687 per share on its Series A Cumulative Redeemable Preferred Shares, payable on February 1, 1999 to shareholders of record on January 15, 1999.

NOTE 5. COMMITMENTS AND CONTINGENCIES
-------------------------------------

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

  Under the terms of certain partnerships, if certain leasing and revenue levels are obtained for the properties, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common shares of the Trust, at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of other partnerships, the partners may exchange their 879,541 operating partnership units into cash or the same number of common shares of the Trust, at the option of the Trust.

                                      F14

  As of December 31, 1998 in connection with the renovation of certain shopping centers, the Trust has contractual obligations of $14.7 million and $251,000 of letters of credit outstanding. In addition the Trust is contractually obligated under leases to provide up to $6.1 million in building and tenant improvements.

  The Trust is obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows (in thousands):

1999                                               $  3,178
2000                                                  3,183
2001                                                  3,183
2002                                                  3,183
2003                                                  3,258
Thereafter                                          178,230
                                                   --------
                                                   $194,215
                                                   ========

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

  At December 1998 and 1997 the Trust had outstanding $289,000 of 5 1/4% convertible subordinated debentures due 2002. The debentures which are convertible into shares of beneficial interest at $30.625 were not registered under the Securities Act of 1933 and were not publicly distributed within the United States.

NOTE 7. SENIOR NOTES AND DEBENTURES
-----------------------------------
Unsecured senior notes and debentures at December 31, 1998 and 1997 consist of the following (in thousands):

                                             1998           1997
--------------------------------------------------------------------
8.875% Notes due January 15, 2000            $100,000       $100,000
8% Notes due April 21, 2002                    25,000         25,000
6.74% Medium-Term Notes due March 10, 2004     39,500              -
6.625% Notes due December 1, 2005              40,000         40,000
6.99% Medium-Term Notes due March 10, 2006     40,500              -
7.48% Debentures due August 15, 2026,
 redeemable at par by holder August 15, 2008   50,000         50,000
6.82% Medium-Term Notes due August 1, 2027,
 redeemable at par by holder August 1, 2007    40,000         40,000
                                             --------       --------
                                             $335,000       $255,000
                                             ========       ========

                                      F15

The loan agreements contain various covenants, including limitations on the amount of debt and minimum debt service coverage ratios. The Trust is in compliance with all covenants.

  In anticipation of the March 1998 Medium-Term Note issuance, on January 13, 1998 the Trust purchased a Treasury Yield Hedge (notional amount of $50 million) to minimize the risk of changes in interest rates. The hedge was terminated on March 5, 1998 at a gain of $1.1 million which is being recognized as a reduction in interest expense over the term of the notes. There were no open hedge agreements at December 31, 1998 or 1997.

  In September 1998 the Trust filed a $500 million shelf registration statement with the Securities and Exchange Commission which allows the issuance of debt securities, preferred shares and common shares. There have been no drawdowns under the shelf registration.

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

  On May 24, 1996 the Trust sold, to an institutional investor, 1.8 million common shares at $22 per share, netting $39.3 million. On December 13, 1996 the Trust sold another 1.6 million common shares to the public at $27 7/8 per share, netting $42.9 million.

  The Trust has a Dividend Reinvestment Plan, whereby shareholders may use their dividends and make optional cash payments to purchase shares. In 1998, 1997, and 1996, 167,511 shares, 153,973 shares, and 181,274 shares, respectively, were issued under the Plan.

  In 1998, 576,055 common shares, of which 35,000 were issued from treasury shares, were awarded to the Trust's president and certain other officers under various programs designed to directly link a significant portion of their long term compensation to the prosperity of the Trust and its shareholders. Ten thousand shares

                                      F16
vested upon award, 491,055 shares vest over terms from 5 to 13 years, and 75,000 shares vest upon the obtainment of certain performance criteria.

  On January 31, 1997, 22,000 restricted shares were granted to an officer and two employees of the Trust. The shares vest over three years. On September 26, 1997, 10,000 restricted common shares were granted to an officer; the shares, which were fully vested upon grant, were issued from treasury shares.

  In January 1994 under the terms of the 1993 Long Term Incentive Plan, an officer of the Trust purchased 40,000 common shares at $25 per share with the assistance of a $1.0 million loan from the Trust. The loan, which has a term of 12 years and a current balance of $687,500, bears interest at 6.24%. Forgiveness of up to 75% of the loan is subject to the future performance of the Trust. One eighth of the loan was forgiven on January 31, 1995 and an additional one sixteenth has been forgiven each January 31 since then as certain performance criteria of the Trust were met. The Trust has loaned the officer $125,000 to pay taxes due in connection with the plan.

  In January 1991 the Trustees adopted the Federal Realty Investment Trust Share Purchase Plan. Under the terms of this plan, officers and certain employees of the Trust purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from the Trust. Originally, the Plan called for one sixteenth of the loan to be forgiven each year for eight years, as long as the participant was still employed by the Trust. The loans for all participants, but two, were modified in 1994 to extend the term an additional four years and to tie forgiveness in 1995 and thereafter to certain performance criteria of the Trust. One sixteenth of the loan has been forgiven during each year of the plan. At December 31, 1998 the Trust has outstanding loans to participants of $3.0 million; $2.2 million of purchase loans and $824,000 of loans with which to pay the taxes due in connection with the plan. The purchase loans and the tax loans bear interest at 9.39%. The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans are satisfied and the term has expired, without the consent of the Compensation Committee of the Board of Trustees.

  In connection with a restricted share grant, the Trust accepted from its President a noninterest bearing note of $105,000 which is due April 15, 2001. In connection with restricted share grants made in 1998 to the Chief Investment Officer, the Trust accepted interest bearing notes of $93,000, which are due eight years from issuance.

  At December 31, 1998, 1997 and 1996, respectively, the Trust had 59,425 common shares, 52,386 common shares and 62,386 common shares in treasury, at a cost of $1.4 million, $1.0 million, and $1.2 million, respectively.

  On April 13, 1989, the Trustees adopted a Shareholder Rights Plan (the Plan). Under the Plan, one right was issued for each outstanding share of common stock held as of April 24, 1989, and a

                                      F17
right will be attached to each share issued in the future. The rights are exercisable into common shares upon the occurrence of certain events, including acquisition by a person or group of certain levels of beneficial ownership or a tender offer by such a person or group. The rights are redeemable by the Trust for $.01.

NOTE 9. STOCK OPTION PLAN
-------------------------

  The 1993 Long Term Incentive Plan ("Plan") has been amended to authorize the grant of options and other stock based awards for up to 5.5 million shares. Options granted under the Plan have ten year terms and vest in one to five years. Under the Plan, on each annual meeting date during the term of the Plan, each nonemployee Trustee will be awarded 2,500 options.

  The option price to acquire shares under the 1993 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, the Trust had outstanding from its officers and employees notes for $3.4 million and $2.5 million at December 31, 1998 and 1997, respectively. The notes issued under the 1993 Plan bear interest at the dividend rate on the date of exercise divided by the purchase price of such shares. The notes issued under the previous plans bear interest at the lesser of (i) the Trust's borrowing rate or (ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by the shares and are with recourse. The loans have a term extending to the employee's or officer's retirement date.

  FAS Statement No. 123, "Accounting for Stock-Based Compensation" requires pro forma information regarding net income and earnings per share as if the Trust accounted for its stock options under the fair value method of that Statement. The fair value for options issued in 1998, 1997, and 1996 has been estimated as $2.6 million, $4.0 million, and $120,000, respectively, as of the date of grant, using a binomial model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.7%, 6.5%, and 5.7%; volatility factors of the expected market price of the Trust's shares of 19%, 19% and 19%; and a weighted average expected life of the option of 6.3 years,
6.6 years, and 5.6 years.

  Because option valuation models require the input of highly subjective assumptions, such as the expected stock price volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options'

                                      F18
vesting period. The pro forma information is as follows (in thousands except for earnings per share):

                                          1998     1997     1996
-----------------------------------------------------------------------------
Pro forma net income                      $43,179  $45,214  $28,241
Pro forma earnings per share, basic       $   .90  $  1.13  $   .85
Pro forma earnings per share, diluted     $   .88  $  1.11  $   .84

  A summary of the Trust's stock option activity for the years ended December 31, is as follows:

                                Shares           Weighted
                                Under             Average
                                Option         Exercise Price
                                ------         --------------
January 1, 1996               1,514,632             $ 22.71

 Options granted                 81,181               21.21
 Options exercised             (126,918)              21.31
 Options forfeited              (35,166)              22.47
                              ---------
December 31, 1996             1,433,729              22.737
 Options granted              1,611,500               26.43
 Options exercised              (75,884)              21.05
 Options forfeited             (121,003)              25.99
                              ---------
December 31, 1997             2,848,342               24.73
 Options granted              1,293,500               25.06
 Options exercised             (228,908)              21.14
 Options forfeited             (304,118)              25.62
                              ---------
December 31, 1998             3,608,816               25.00
                              =========

  At December 31, 1998 and 1997, options for 1.5 million and 1.2 million shares, respectively, were exercisable. The average remaining contractual life of options outstanding at December 31, 1998 and 1997 was 7.1 years and 7.9 years, respectively. The weighted average grant date fair value per option for options granted in 1998 and 1997 was $2.00 and $2.68, respectively. The exercise price of options outstanding at December 31, 1998 ranged from $17.25 per share to $27.13 per share.

NOTE 10. SAVINGS AND RETIREMENT PLANS
-------------------------------------

  The Trust has a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees' contributions range, at the discretion of each employee, from 1% to 17% of compensation up to a maximum of $10,000. Under the plan, the Trust, out of its current net income, contributes 50% of each employee's first 5% of contributions. In addition, the Trust may make discretionary contributions within the limits of deductibility set forth by the Code. Employees of the Trust, who work over 1,000 hours annually,

                                      F19
are eligible to become plan participants. The Trust's expense for the years ended December 31, 1998, 1997 and 1996 was $218,000, $210,000 and $179,000,
respectively. In 1996 the Trust recorded a liability for an additional contribution of 1.5% of salary for all nonofficer employees who were eligible for the 401(k) plan. In addition, 1.5% of salary in 1996 was accrued for all eligible nonofficer employees as a bonus.

  A nonqualified deferred compensation plan for Trust officers was established in 1994. The plan allows the officers to defer future income until the earlier of age 65 or termination of employment with the Trust. As of December 31, 1998, the Trust is liable to participants for approximately $1.7 million under this plan. Although this is an unfunded plan, the Trust has purchased certain investments with which to match this obligation.

NOTE 11. INTEREST EXPENSE
-------------------------

  The Trust incurred interest expense totaling $60.2 million, $50.9 million and $46.4 million in 1998, 1997 and 1996, respectively, of which $5.1 million, $3.6 million, and $871,000, respectively, was capitalized. Interest paid was $57.8 million in 1998, $49.4 million in 1997, and $44.2 million in 1996.

NOTE 12. REORGANIZATION EXPENSES
--------------------------------

  At September 30, 1998 the Trust recorded a $4.7 million charge related to a comprehensive restructuring program that was implemented during the fourth quarter of 1998. The charge included a provision for employee severance and related costs, office closing and downsizing expenses, as well as legal and consulting fees related to the restructuring program. The Trust's workforce was reduced by approximately 15% including several vice presidents and other senior personnel. The foundation of the restructuring effort focused on a change in the Trust's operating model from a functional hierarchy to an asset management discipline where small focused teams are responsible for and compensated based on the operating performance of a portfolio of assets. In addition, the restructuring effort included a significant downsizing of the Trust's acquisition department, in response to changing market conditions and business emphasis. Cash payments against the reserve totalled $1.5 million through December 31, 1998 with the remaining cash expected to be paid in 1999.

NOTE 13. Year 2000 Readiness
----------------------------

  The Trust has reviewed the software and hardware systems used internally to operate its business, in order to assess their ability to handle the "Year 2000 Issue" which generally refers to the inability of systems hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue can affect the Trust directly by impairing its internal data-based

                                      F20
operations or processing and indirectly by impairing its suppliers' and tenants' data-based operations or processing. The Trust has identified and evaluated the Year 2000 compliance of its internal systems; the Trust believes that the remediation of all accounting systems and other systems of high priority is complete. The Trust will endeavor to remediate the remaining internal systems throughout 1999.

  The Trust is currently requesting information from its major banks, tenants, suppliers and manufacturers of computerized components of its real estate properties to determine their Year 2000 compliance. Based on costs spent to date and projections of future costs, costs of addressing and solving potential internal problems are not expected to have a material adverse impact on the Trust's financial condition.

NOTE 14. SUBSEQUENT EVENTS
--------------------------

  Under a Restricted Share Agreement designed to link his compensation with the prosperity of the shareholders, the Trust's President elected to accept stock in lieu of cash for both his 1998 bonus and his 1999 salary. As a result, on January 1, 1999, 26,741 common shares were awarded to the president in lieu of his 1999 cash salary. Additional shares will be issued when his 1998 bonus is determined. The shares vest at the end of five years if the president is still employed by the Trust.

NOTE 15. SEGMENT INFORMATION
----------------------------

  The Trust has traditionally operated its business as a single business segment. During the fourth quarter of 1998, however, the Trust completed a comprehensive restructuring program which, among other things, changed the Trust's operating structure from a functional hierarchy to an asset management model, where small focused teams are responsible for a portfolio of assets. As a result the Trust has divided its portfolio of properties into three geographic operating regions: Northeast, Mid-Atlantic and West. Each region is operated under the direction of a chief operating officer, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions.

                                      F21

    A summary of the Trust's operations by geographic region is presented below (in thousands):

                                                North           Mid
                 1998                           East          Atlantic        West           Other          Consolidated
---------------------------------------- -------------- --------------- -------------- --------------- --------------------
Rental income                            $      81,964  $      103,676  $      36,546               -  $           222,186
Other income                                     5,591           3,637          1,119               -               10,347
Rental expense                                 (18,179)        (22,826)        (8,485)              -              (49,490)
Real estate tax                                (10,975)         (8,422)        (3,874)              -              (23,271
                                         -------------  --------------  -------------                  -------------------
  Net operating income                          58,401          76,065         25,306                              159,772
Interest income                                      -               -              -           5,945                5,945
Interest expense                                     -               -              -         (55,125)             (55,125)
Administrative expense                               -               -              -         (11,796)             (11,796)
Reorganization expense                               -               -              -          (4,665)              (4,665)
Depreciation and amortization                  (17,793)        (22,218)        (5,081)           (955)             (46,047)
                                         -------------  --------------  -------------  --------------  -------------------
Income before investors'
  share of operations and
  gain on sale of real estate            $      40,608  $       53,847  $      20,225  $      (66,596) $            48,084
                                         =============  ==============  =============  ==============  ===================
Capital expenditures                     $      46,001  $       57,872  $      86,049              -   $           189,922
                                         =============  ==============  =============                  ===================
Real estate assets                       $     596,340  $      676,842  $     368,954              -   $         1,642,136
                                         =============  ==============  =============                  ===================

                                                North           Mid
                 1997                           East          Atlantic         West           Other          Consolidated
---------------------------------------- -------------- --------------- -------------- ---------------     ---------------
Rental income                            $      70,447  $       96,818  $      21,264              -       $       188,529
Other income                                     4,511           4,867            327              -                 9,705
Rental expense                                 (15,755)        (22,387)        (4,702)             -               (42,844)
Real estate tax                                 (8,316)         (8,000)        (3,209)             -               (19,525)
                                         -------------  --------------  -------------              -       ---------------
  Net operating income                          50,887          71,298         13,680                              135,865
Interest income                                      -               -              -           6,037                6,037
Interest expense                                     -               -              -         (47,288)             (47,288)
Administrative expense                               -               -              -          (9,793)              (9,793)
Reorganization expense                               -               -              -          (1,951)              (1,951)
Depreciation and Amortization                  (15,558)        (21,690)        (3,117)         (1,034)             (41,399)
                                         -------------  --------------  -------------  --------------      ---------------
Income before investors'
  share of operations and
  gain on sale of real estate            $      35,329  $       49,608  $      10,563  $      (54,029)     $        41,471
                                         =============  ==============  =============  ==============      ===============
Capital expenditures                     $      99,423  $       67,794  $     165,398               -      $       332,615
                                         =============  ==============  =============                      ===============
Real estate assets                       $     551,763  $      618,971  $     282,905               -      $     1,453,639
                                         =============  ==============  =============                      ===============

                                                North            Mid
                 1996                           East          Atlantic        West           Other          Consolidated
---------------------------------------- -------------- --------------- -------------- ---------------     ---------------
Rental income                            $      63,725  $       90,995  $      10,167               -      $       164,887
Other income                                     3,765           5,230            821               -                9,816
Rental expense                                 (15,123)        (22,820)        (2,744)              -              (40,687)
Real estate tax                                 (7,412)         (7,264)        (1,735)              -              (16,411)
                                         -------------  --------------  -------------  ---------------     ---------------
  Net operating income                          44,955          66,141          6,509                              117,605
Interest income                                      -               -              -           4,352                4,352
Interest expense                                     -               -              -         (45,555)             (45,555)
Administrative expense                               -               -              -          (9,100)              (9,100)
Depreciation and
  Amortization                                 (14,507)        (20,736)        (1,996)           (915)             (38,154)
                                         -------------  --------------  -------------  --------------      ---------------
Income before investors'
  share of operations and
  gain on sale of real
  estate                                 $      30,448  $       45,405  $       4,513  $      (51,218)     $        29,148
                                         =============  ==============  =============  ==============      ===============
Capital expenditures                     $      60,140  $       29,403  $      54,144               -      $       143,687
                                         =============  ==============  =============                      ===============
Real estate assets                       $     456,753  $      565,302  $     125,810               -      $     1,147,865
                                         =============  ==============  =============                      ===============

              There are no transactions between geographic areas.

                                      F22

NOTE 16. QUARTERLY DATA (UNAUDITED)
----------------------------------

     The following summary represents the results of operations for each quarter in 1998 and 1997 (in thousands, except per share amounts):

                          First     Second       Third        Fourth
                         Quarter    Quarter     Quarter       Quarter
--------------------------------------------------------------------------------
1998
Revenue                  $56,177    $58,402      $59,003      $64,896
Net income available
  for common shares       10,706      9,976        5,532 (1)   10,796
Earnings per common
    share -basic         $   .27    $   .26      $   .14      $   .27
Earnings per common
   share -diluted            .27        .26          .14          .27

1997
Revenue                  $48,647     50,802      $49,813      $55,009
Net income available
 for common shares         9,311     17,010 (2)    9,489 (3)    8,817 (4)
Earnings per common
    share -basic         $   .25    $   .44      $   .24      $   .23
Earnings per common
    share -diluted           .24        .44          .24          .22

(1)Net income includes a $4.7 million charge for reorganization expenses.
(2)Income before gain on sale of real estate was $10.0 million or $.26 per common share, both basic and diluted.
(3)Income before loss on sale of real estate was $10.1 million or $.26 per common share, both basic and diluted.
(4)Net income includes a $2.0 million charge for reorganization expenses.

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
              SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1998


       COLUMN A                          COLUMN B       COLUMN C                          COLUMN D               COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Initial cost to company                        Gross amount    at which
                                                                                      Cost Capitalized   carried at close of period
                                                                       Building and    Subsequent to
       Descriptions                      Encumbrance      Land         Improvements   Acquisition Land      Land
-----------------------------------------------------------------------------------------------------------------------------------
ALLWOOD (New Jersey)                       $3,549,000   $                 $3,920,000       $230,000       $
ANDORRA (Pennsylvania)                                      2,432,000     12,346,000      3,061,000           2,432,000
ARIZONA BUILDINGS (2)                                       1,334,000      9,104,000        188,000           1,334,000
BALA CYNWYD (Pennsylvania)                                  3,565,000     14,466,000      2,426,000           3,565,000
BARRACKS ROAD (Virginia)                                    4,363,000     16,459,000     12,140,000           4,363,000
BETHESDA ROW (Maryland)                    12,576,000       1,149,000     20,816,000     12,764,000           1,149,000
BLUESTAR (New Jersey)                      27,091,000                     29,922,000      2,971,000
BRICK PLAZA (New Jersey)                   21,362,000                     24,715,000     23,387,000
BRISTOL (Connecticut)                                       3,856,000     15,959,000        683,000           3,856,000
BRUNSWICK (New Jersey)                     11,278,000                     12,456,000      1,896,000
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (9)                                      20,055,000     12,709,000     13,643,000          20,055,000
     SAN DIEGO (5)                                          3,844,000      1,352,000      1,958,000           3,844,000
     150 POST STREET (SAN FRANCISCO)                       11,685,000      9,181,000        226,000          11,685,000
     OTHER (3)                                              6,379,000      4,338,000      3,090,000           6,379,000
CLIFTON (New Jersey)                        3,301,000                      3,646,000        541,000
CONGRESSIONAL PLAZA (Maryland)                              2,793,000      7,424,000     35,209,000           2,793,000
CONNECTICUT RETAIL BUILDINGS (13)                          25,061,000     27,739,000      2,043,000          25,061,000
COURTHOUSE CENTER (Maryland)                                1,750,000      1,869,000         31,000           1,750,000
CROSSROADS (Illinois)                                       4,635,000     11,611,000      5,083,000           4,635,000
DEDHAM PLAZA (Massachusetts)                               12,369,000     12,918,000      1,394,000          12,369,000
EASTGATE (North Carolina)                                   1,608,000      5,775,000      4,590,000           1,608,000
ESCONDIDO PROMENADE (California)            9,400,000      11,505,000     12,147,000        299,000          11,505,000
ELLISBURG CIRCLE (New Jersey)                               4,028,000     11,309,000      9,758,000           4,028,000
FALLS PLAZA (Virginia)                                        530,000        735,000      6,419,000             530,000
FALLS PLAZA - East (Virginia)                                 538,000        535,000      2,256,000             559,000
FEASTERVILLE (Pennsylvania)                                 1,431,000      1,600,000      7,845,000           1,431,000
FEDERAL PLAZA (Maryland)                   27,639,000      10,216,000     17,895,000     32,206,000          10,216,000
FINLEY SQUARE (Illinois)                                    9,252,000      9,544,000      5,891,000           9,252,000
FLORIDA RETAIL BUILDINGS (2)                                5,206,000      1,631,000         17,000           5,206,000
FLOURTOWN (Pennsylvania)                                    1,345,000      3,943,000      3,214,000           1,345,000
FRESH MEADOWS (New York)                                   24,625,000     25,255,000      2,038,000          24,625,000
GAITHERSBURG SQUARE (Maryland)                              7,701,000      5,271,000     10,084,000           6,012,000
GARDEN MARKET (Illinois)                                    2,677,000      4,829,000        670,000           2,677,000
GOVERNOR PLAZA (Maryland)                                   2,068,000      4,905,000     10,107,000           2,068,000
GRATIOT PLAZA (Michigan)                                      525,000      1,601,000     10,726,000             525,000
HAMILTON (New Jersey)                       4,893,000                      5,405,000      2,053,000
HAUPPAUGE (New York)                                        8,791,000     15,262,000        900,000           8,791,000
HUNTINGTON (New York)                      14,493,000                     16,008,000      4,675,000
IDYLWOOD PLAZA (Virginia)                                   4,308,000     10,026,000        575,000           4,308,000
ILLINOIS RETAIL BUILDINGS (3)                               2,694,000      2,325,000      3,249,000           2,694,000
KINGS COURT (California)                                                  10,714,000         95,000
LANCASTER (Pennsylvania)                      753,000                      2,103,000      2,535,000
LANGHORNE SQUARE (Pennsylvania)                               720,000      2,974,000      8,853,000             720,000
LAUREL (Maryland)                                           7,458,000     22,525,000     14,167,000           7,458,000
LAWRENCE PARK (Pennsylvania)                                5,723,000      7,160,000      7,542,000           5,723,000
LEESBURG PLAZA (Virginia)                   9,900,000       8,184,000     10,722,000        653,000           8,184,000
LOEHMANN'S PLAZA (Virginia)                                 1,237,000     15,096,000      5,476,000           1,248,000

                                                                        COLUMN F         COLUMN G   COLUMN H        COLUMN I
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Life on which
                                                                       Accumulated        Date                depreciation in latest
                                        Building and                 Depreciation and      of          Date      income statements
       Descriptions                     Improvements    Total          Amortization   Construction   Acquired       is computed
-----------------------------------------------------------------------------------------------------------------------------------
ALLWOOD (New Jersey)                      $4,150,000     $4,150,000     $1,245,000        1958       12/12/88        35 years
ANDORRA (Pennsylvania)                    15,407,000     17,839,000      4,794,000        1953       01/12/88        35 years
ARIZONA BUILDINGS (2)                      9,292,000     10,626,000        130,000     1995-1998     05/07/98        35 years
BALA CYNWYD (Pennsylvania)                16,892,000     20,457,000      2,809,000        1955       09/22/93        35 years
BARRACKS ROAD (Virginia)                  28,599,000     32,962,000     12,876,000        1958       12/31/85        35 years
BETHESDA ROW (Maryland)                   33,580,000     34,729,000      3,685,000     1945-1991     12/31/93        35 years
BLUESTAR (New Jersey)                     32,893,000     32,893,000      9,182,000        1959       12/12/88        35 years
BRICK PLAZA (New Jersey)                  48,102,000     48,102,000     10,225,000        1958       12/28/89        35 years
BRISTOL (Connecticut)                     16,642,000     20,498,000      1,546,000        1959       09/22/95        35 years
BRUNSWICK (New Jersey)                    14,352,000     14,352,000      4,241,000        1957       12/12/88        35 years
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (9)                     26,352,000     46,407,000        963,000     1888-1995    1996-1998        35 years
     SAN DIEGO (5)                         3,310,000      7,154,000          8,000     1888-1995    1996-1997        35 years
     150 POST STREET (SAN FRANCISCO)       9,407,000     21,092,000        311,000        1908       10/23/97        35 years
     OTHER (3)                             7,428,000     13,807,000         84,000        var       1996-1998        35 years
CLIFTON (New Jersey)                       4,187,000      4,187,000      1,145,000        1959       12/12/88        35 years
CONGRESSIONAL PLAZA (Maryland)            42,633,000     45,426,000     13,748,000        1965       04/01/65        20 years
CONNECTICUT RETAIL BUILDINGS (13)         29,782,000     54,843,000      2,790,000     1900-1991    1994-1996        35 years
COURTHOUSE CENTER (Maryland)               1,900,000      3,650,000         54,000        1975       12/17/97        35 years
CROSSROADS (Illinois)                     16,694,000     21,329,000      2,385,000        1959       07/19/93        35 years
DEDHAM PLAZA (Massachusetts)              14,312,000     26,681,000      2,180,000        1959       12/31/93        35 years
EASTGATE (North Carolina)                 10,365,000     11,973,000      4,793,000        1963       12/18/86        35 years
ESCONDIDO PROMENADE (California)          12,446,000     23,951,000        698,000        1987       12/31/96        35 years
ELLISBURG CIRCLE (New Jersey)             21,067,000     25,095,000      5,551,000        1959       10/16/92        35 years
FALLS PLAZA (Virginia)                     7,154,000      7,684,000      1,665,000        1962       09/30/67      22 3/4 years
FALLS PLAZA - East (Virginia)              2,770,000      3,329,000      2,254,000        1960       10/05/72        25 years
FEASTERVILLE (Pennsylvania)                9,445,000     10,876,000      3,301,000        1958       07/23/80        20 years
FEDERAL PLAZA (Maryland)                  50,101,000     60,317,000     11,823,000        1970       06/29/89        35 years
FINLEY SQUARE (Illinois)                  15,435,000     24,687,000      1,790,000        1974       04/27/95        35 years
FLORIDA RETAIL BUILDINGS (2)               1,648,000      6,854,000        133,000        1920       02/28/96        35 years
FLOURTOWN (Pennsylvania)                   7,157,000      8,502,000      2,013,000        1957       04/25/80        35 years
FRESH MEADOWS (New York)                  27,293,000     51,918,000        743,000     1946-1949     12/05/97        35 years
GAITHERSBURG SQUARE (Maryland)            17,044,000     23,056,000      2,927,000        1966       04/22/93        35 years
GARDEN MARKET (Illinois)                   5,499,000      8,176,000        813,000        1958       07/28/94        35 years
GOVERNOR PLAZA (Maryland)                 15,012,000     17,080,000      7,296,000        1963       10/01/85        35 years
GRATIOT PLAZA (Michigan)                  12,327,000     12,852,000      2,055,000        1964       03/29/73      25 3/4 years
HAMILTON (New Jersey)                      7,458,000      7,458,000      2,590,000        1961       12/12/88        35 years
HAUPPAUGE (New York)                      16,162,000     24,953,000        133,000        1963       08/06/98        35 years
HUNTINGTON (New York)                     20,683,000     20,683,000      6,166,000        1962       12/12/88        35 years
IDYLWOOD PLAZA (Virginia)                 10,601,000     14,909,000      1,579,000        1991       04/15/94        35 years
ILLINOIS RETAIL BUILDINGS (3)              5,574,000      8,268,000        383,000     1900-1927    1995-1997        35 years
KINGS COURT (California)                  10,809,000     10,809,000         69,000        1960       08/24/98        26 years
LANCASTER (Pennsylvania)                   4,638,000      4,638,000      3,394,000        1958       04/24/80        22 years
LANGHORNE SQUARE (Pennsylvania)           11,827,000     12,547,000      4,473,000        1966       01/31/85        35 years
LAUREL (Maryland)                         36,692,000     44,150,000     13,080,000        1956       08/15/86        35 years
LAWRENCE PARK (Pennsylvania)              14,702,000     20,425,000     10,508,000        1972       07/23/80        22 years
LEESBURG PLAZA (Virginia)                 11,375,000     19,559,000         77,000        1967       09/15/98        35 years
LOEHMANN'S PLAZA (Virginia)               20,561,000     21,809,000      9,668,000        1971       07/21/83        35 years

                         FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE II
               SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998


COLUMN A                               COLUMN B                COLUMN C                           COLUMN D           COLOUM E
---------------------------------------------------------------------------------------------------------------------------------
                                                            Initial cost to company                                Gross amount  at
                                                                                                 Cost Capitalized  which carried at
                                                                               Building and       Subsequent to    close of period
Descriptions                           Encumbrance           Land              Improvements        Acquisition        Land
----------------------------------------------------------------------------------------------------------------------------------
MAGRUDERS (Maryland)                                        4,554,000           4,859,000         144,000           4,554,000
MASSACHUSETTS  RETAIL BLDG (1)                              1,873,000           1,884,000         210,000           1,873,000
MID PIKE PLAZA (Maryland)              10,041,000                              10,335,000       6,211,000
NEW JERSEY RETAIL BUILDING (1)                                737,000           1,466,000       1,056,000             737,000
NEW YORK RETAIL BUILDINGS (4)                               7,541,000           7,912,000       1,933,000           7,541,000
NORTHEAST (Pennsylvania)                                    1,152,000          10,596,000       8,996,000           1,153,000
NORTHEAST PLAZA (Georgia)                                   6,930,000          26,236,000       5,285,000           6,933,000
NORTH LAKE COMMONS (Illinois)                               2,529,000           8,604,000       1,533,000           2,529,000
OLD KEENE MILL (Virginia)                                     638,000             998,000       3,076,000             638,000
OLD TOWN CENTER (California)                                3,420,000           2,765,000      12,830,000           3,420,000
PAN AM SHOPPING CENTER (Virginia)                           8,694,000          12,929,000       2,646,000           8,694,000
PARK & SHOP (District of Columbia)                          4,840,000           6,319,000         535,000           4,840,000
PENINSULA (California)                                     20,880,000          23,288,000         454,000          20,880,000
PERRING PLAZA (Maryland)                                    2,800,000           6,461,000      14,661,000           2,800,000
PIKE 7 (Virginia)                                           9,709,000          22,799,000         279,000           9,709,000
QUEEN ANNE PLAZA (Massachusetts)                            3,319,000           8,457,000       2,384,000           3,319,000
QUINCE ORCHARD PLAZA (Maryland)                             3,197,000           7,949,000       5,426,000           2,928,000
ROLLINGWOOD APTS. (Maryland)                                  552,000           2,246,000       3,822,000             572,000
RUTGERS (New Jersey)                   13,064,000                              14,429,000       1,337,000
SAUGUS (Massachusetts)                                      4,383,000           8,291,000         288,000           4,383,000
SHIRLINGTON (Virginia)                                      9,761,000          14,808,000       2,774,000           9,816,000
TEXAS RETAIL BUILDINGS  (10)                               12,213,000           1,976,000       1,711,000          12,213,000
TOWER (Virginia)                                            7,170,000          10,518,000          95,000           7,170,000
TOWN & COUNTRY (California)                                41,606,000           1,161,000       8,556,000          41,606,000
TROY (New Jersey)                                           3,126,000           5,193,000      11,900,000           3,126,000
TYSONS STATION (Virginia)               4,140,000             388,000             453,000       2,458,000             475,000
UPTOWN (Oregon)                                            10,257,000           5,846,000         167,000          10,257,000
WILDWOOD (Maryland)                                         9,111,000           1,061,000       5,174,000           9,111,000
WILLIAMSBURG (Virginia)                                     2,758,000           7,160,000       3,250,000           2,758,000
WILLOW GROVE (Pennsylvania)                                 1,499,000           6,643,000      17,025,000           1,499,000
WILLOW LAWN (Virginia)                                      3,192,000           7,723,000      44,178,000           7,790,000
WYNNEWOOD (Pennsylvania)                                    8,055,000          13,759,000       9,799,000           8,055,000
LAND FOR DEVELOPMENT
     PENTAGON ROW (Virginia)                                                    2,955,000         484,000
     WOODMONT EAST                                          5,804,000                           1,146,000           5,804,000
     4925 & 4929 BETHESDA AVENUE                            1,698,000               5,000         101,000           1,698,000
----------------------------------------------------------------------------------------------------------------------------------
TOTALS                               $173,480,000        $432,026,000        $748,329,000    $461,781,000        $434,864,000
                                     ============        ============        ============    ============        ============

        COLUMN A                                                           COLUMN F         COLUMN G     COLUMN H      CLOUMN I
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Lie on which
                                                                                                                     depreciation in
                                                                           Accumulated         Date                  latest income
                                         Building and                    Depreciation and       of          Date     statements is
        Descriptions                     improvements         Total        Amortization     Construction   Acquired   computed
------------------------------------------------------------------------------------------------------------------------------------
MAGRUDERS (Maryland)                       5,003,000          9,557,000           140,000      1955         12/17/97     35 years
MASSACHUSETTS  RETAIL BLDG (1)             2,094,000          3,967,000           219,000      1930         09/07/95     35 years
MID PIKE PLAZA (Maryland)                 16,546,000         16,546,000         7,158,000      1963         05/18/82     35 years
NEW JERSEY RETAIL BUILDING (1)             2,522,000          3,259,000           205,000      1940         08/16/95     35 years
NEW YORK RETAIL BUILDINGS (4)              9,845,000         17,386,000           286,000  1937 - 1987      12/16/97     35 years
NORTHEAST (Pennsylvania)                  19,591,000         20,744,000         7,619,000      1959         08/30/83     35 years
NORTHEAST PLAZA (Georgia)                 31,518,000         38,451,000        12,495,000      1952         12/31/86     35 years
NORTH LAKE COMMONS (Illinois)             10,137,000         12,666,000         1,273,000      1989         04/27/94     35 years
OLD KEENE MILL (Virginia)                  4,074,000          4,712,000         2,325,000      1968         06/15/76    33 1/3 years
OLD TOWN CENTER (California)              15,595,000         19,015,000            37,000   1997-1998       10/22/97     35 years
PAN AM SHOPPING CENTER (Virginia)         15,575,000         24,269,000         3,682,000      1979         02/05/93     35 years
PARK & SHOP (District of Columbia)         6,854,000         11,694,000           623,000      1930         12/01/95     35 years
PENINSULA (California)                    23,742,000         44,622,000           560,000      1960         12/19/97     35 years
PERRING PLAZA (Maryland)                  21,122,000         23,922,000         7,754,000      1963         10/01/85     35 years
PIKE 7 (Virginia)                         23,078,000         32,787,000         1,162,000      1968         03/31/97     35 years
QUEEN ANNE PLAZA (Massachusetts)          10,841,000         14,160,000         1,725,000      1967         12/23/94     35 years
QUINCE ORCHARD PLAZA (Maryland)           13,644,000         16,572,000         3,502,000      1975         04/22/93     35 years
ROLLINGWOOD APTS. (Maryland)               6,048,000          6,620,000         5,237,000      1960         01/15/71     25 years
RUTGERS (New Jersey)                      15,766,000         15,766,000         4,317,000      1973         12/12/88     35 years
SAUGUS (Massachusetts)                     8,579,000         12,962,000           521,000      1976         10/01/96     35 years
SHIRLINGTON (Virginia)                    17,527,000         27,343,000         1,472,000      1940         12/21/95     35 years
TEXAS RETAIL BUILDINGS  (10)               3,687,000         15,900,000            24,000      var          Var 1998     35 years
TOWER (Virginia)                          10,613,000         17,783,000           101,000   1953-1960       08/24/98     35 years
TOWN & COUNTRY (California)                9,717,000         51,323,000           512,000   1960-1962       03/05/97     35 years
TROY (New Jersey)                         17,093,000         20,219,000         7,685,000      1966         07/23/80     22 years
TYSONS STATION (Virginia)                  2,824,000          3,299,000         2,291,000      1954         01/17/78     17 years
UPTOWN (Oregon)                            6,013,000         16,270,000           208,000   1913- 1959      09/26/97     35 years
WILDWOOD (Maryland)                        6,235,000         15,346,000         5,236,000      1958         05/05/69   33 1/3 years
WILLIAMSBURG (Virginia)                   10,410,000         13,168,000         4,234,000      1961         04/30/86     35 years
WILLOW GROVE (Pennsylvania)               23,668,000         25,167,000         8,698,000      1953         11/20/84     35 years
WILLOW LAWN (Virginia)                    47,303,000         55,093,000        19,373,000      1957         12/05/83     35 years
WYNNEWOOD (Pennsylvania)                  23,558,000         31,613,000         1,001,000      1948         10/29/96     35 years
LAND FOR DEVELOPMENT
     PENTAGON ROW (Virginia)               3,439,000          3,439,000                                     1998
     WOODMONT EAST                         1,146,000          6,950,000                                     06/03/97
     4925 & 4929 BETHESDA AVENUE             106,000          1,804,000             2,000                   1997- 1998
-------------------------------------------------------------------------------------------
TOTALS                                $1,207,272,000     $1,642,136,000      $286,053,000
                                      ==============     ==============     ==============

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
                    SUMMARY OF REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED
                      THREE YEARS ENDED DECEMBER 31, 1998


                         RECONCILIATION OF TOTAL COST
               ------------------------------------------------

Balance, January 1, 1996                               $1,009,682,000

  Additions during period
     Acquisitions                                         105,616,000
     Improvements                                          42,257,000
  Deduction during period - disposition
  of property and miscellaneous retirements                (9,690,000)
                                                       --------------

Balance, December 31, 1996                              1,147,865,000

  Additions during period
    Acquisitions                                          275,207,000
     Improvements                                          59,969,000
  Deduction during period - disposition
  of property and miscellaneous retirements               (29,402,000)
                                                       --------------

Balance, December 31, 1997                              1,453,639,000

  Additions during period
    Acquisitions                                          120,434,000
     Improvements                                          73,296,000
  Deduction during period - disposition
  of property and miscellaneous retirements                (5,233,000)
                                                       --------------
Balance, December 31, 1998                             $1,642,136,000
                                                       ==============

(A) For Federal tax purposes, the aggregate cost basis is approximately $ 1,472,000,000 as of December 31, 1998.

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
                    SUMMARY OF REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED
                      THREE YEARS ENDED DECEMBER 31, 1998

          RECONCILIATION OF ACCUMULATED DEPRECIATION AND AMORTIZATION
       -----------------------------------------------------------------

Balance, January 1, 1996                                       $190,795,000

  Additions during period
     Depreciation and amortization expense                       34,803,000
  Deductions during period - disposition of
  property and miscellaneous retirements                         (2,045,000)
                                                             ---------------

Balance, December 31, 1996                                      223,553,000
  Additions during period
     Depreciation and amortization expense                       38,053,000
  Deductions during period - disposition of
  property and miscellaneous retirements                        (14,109,000)
                                                             ---------------

Balance, December 31, 1997                                      247,497,000
  Additions during period
     Depreciation and amortization expense                       42,542,000
  Deductions during period - disposition of
  property and miscellaneous retirements                         (3,986,000)
                                                             ---------------

Balance, December 31, 1998                                     $286,053,000
                                                             ===============

                        FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                         YEAR ENDED DECEMBER 31, 1998

              Column A               Column B               Column C               Column D             Column E
---------------------------------------------------------------------------------------------------------------------

                                                                               Periodic Payment
        Description of Lien        Interest Rate         Maturity Date              Terms              Prior Liens
---------------------------------------------------------------------------------------------------------------------
Leasehold mortgage                                10%    December 2003     Interest only                       ---
on shopping                                                                monthly; $10,000,000
center in New Jersey                                                       balloon payment due
                                                                           at maturity

Mortgages on retail                               10%    September 2000    Interest only monthly;
buildings in Florida                                                       balloon payment due
and Pennsylvania                                                           at maturity

Land in San Jose,                                 10%    December 2003     Interest only monthly;
California                                                                 balloon payment due
                                                                           at maturity

Mortgage on                                       10%    January 2000      Interest only                       ---
shopping center                                                            monthly; balloon
in New Jersey                                                              payment due at maturity

Mortgage on retail            Greater of prime plus      May 2021          Interest only
buildings in Philadelphia     2%  or 10%                                   monthly; balloon payment
                                                                           due at maturity

Mortgage on shopping          none                       May 1999          Balloon payment due at
center in Illinois                                                         maturity

Mortgage on retail            10% plus participation     May 2021          Interest only; balloon
buildings in Philadelphia                                                  payment due at maturity

Mortgage on land in           10% plus participation     July 2001         None.  Balloon and
Santa Monica, California                                                   accrued interest due at
                                                                           maturity

Mortgage on land in           10% plus participation     May 2007          None.  Balloon and
Santa Monica, California                                                   accrued interest due at
                                                                           maturity
                                                                                                   ------------------

                                                                                                               ---
                                                                                                   ==================

              Column A          Column F        Column G
----------------------------------------------------------
                                                Carrying
                              Face Amount       Amount of
        Description of Lien   of Mortgages    Mortgages (1)
----------------------------------------------------------
Leasehold mortgage              10,000,000      10,000,000   (2)
on shopping
center in New Jersey


Mortgages on retail             11,548,000      11,548,000
buildings in Florida
and Pennsylvania

Land in San Jose,                4,250,000       4,250,000
California


Mortgage on                      4,020,000       3,208,000   (3)
shopping center
in New Jersey

Mortgage on retail              25,000,000       7,296,000   (4)
buildings in Philadelphia


Mortgage on shopping               175,000         175,000
center in Illinois

Mortgage on retail               9,250,000       9,250,000
buildings in Philadelphia

Mortgage on land in              2,543,000       2,714,000
Santa Monica, California      plus accrued
                              interest

Mortgage on land in              2,330,000       2,713,000
Santa Monica, California      plus accrued
                              interest
                              ----------------------------

                               $69,116,000     $51,154,000
                              ============================

1) For Federal tax purposes, the aggregate tax basis is approximately $51,154,000 as of December 31, 1998.
     No payments are delinquent on these mortgages.
2) This mortgage is extendable for up to 45 years with interest increasing to a maximum of 11%.
3) This mortgage is available for up to $4,020,000. At December 31, 1997, $3,208,000 was outstanding.
3)   This mortgage is available for up to $25,000,000.

                        FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE IV
                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED
                      THREE YEARS ENDED DECEMBER 31, 1998


                       RECONCILIATION OF CARRYING AMOUNT
                 ---------------------------------------------

Balance, January 1, 1996                                          $13,561,000

  Additions during period
     Increase in existing loan                                         25,000
     Issuance of loan                                              14,327,000
                                                                --------------

Balance, December 31, 1996                                         27,913,000

  Additions during period
     Issuance of loan                                              14,072,000
  Deductions during period
     Collection of loan                                            (3,625,000)
                                                                --------------

Balance, December 31, 1997                                         38,360,000

  Additions during period
     Issuance of loans                                             21,375,000
  Deductions during period
     Collection of loan                                            (8,581,000)
                                                                --------------

Balance, December 31, 1998                                        $51,154,000
                                                                ==============

Report of Independent Certified Public Accountants
--------------------------------------------------
on Supplemental Information
---------------------------

Trustees and Shareholders
Federal Realty Investment Trust

In connection with our audit of the consolidated financial statements of Federal Realty Investment Trust referred to in our report dated February 8, 1999 which is included in this Form 10-K, we have also audited Schedules III and IV as of December 31, 1998 and for each of the three years then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

Grant Thornton LLP
Washington, D.C.
February 8, 1999