Form 10-Q
period 1999-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 1999-04-28
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended:  March 31,1999
                     -------------------------------------
                           Commission File No. 17533
                           -------------------------


                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)


         District of Columbia                          52-0782497
  ---------------------------------------------------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)



          1626 East Jefferson Street, Rockville, Maryland  20852-4041
          -----------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)



                                (301) 998-8100
  --------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes   X  .    No_____.
      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                      Outstanding at April 23, 1999
------------------------------------      -----------------------------
Common Shares of Beneficial Interest              40,260,090

This report, including exhibits, contains 47 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                March 31, 1999

                                   I N D E X



PART I.   FINANCIAL INFORMATION                            PAGE NO.

          Accountants' Report                                   4

          Consolidated Balance Sheets
          March 31, 1999 (unaudited) and
          December 31, 1998 (audited)                            5

          Consolidated Statements of Operations (unaudited)
          Three months ended March 31, 1999 and 1998             6

          Consolidated Statements
          of Shareholders' Equity (unaudited)
          Three months ended March 31, 1999 and 1998             7

          Consolidated Statements of Cash Flows (unaudited)
          Three months ended March 31, 1999 and 1998             8


          Notes to Financial Statements                        9-12

          Management's Discussion and Analysis of             13-19
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                      20

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                March 31, 1999



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

              The balance sheet as of December 31, 1998 was audited by Grant Thornton LLP, independent public accountants, who expressed an unqualified opinion on it in their report dated February 8, 1999. All other financial information presented is unaudited but has been reviewed as of March 31, 1999 and for each of the three month periods ended March 31, 1999 and 1998 by Grant Thornton LLP whose report thereon appears on Page 4. All adjustments and disclosures proposed by them have been reflected in the data presented.

Accountants' Review Report
--------------------------

Trustees and Shareholders
Federal Realty Investment Trust

We have reviewed the accompanying consolidated balance sheet of Federal Realty Investment Trust as of March 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 8, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is stated fairly, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                 Grant Thornton LLP

Washington, D.C.
April 27, 1999

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS
 (see accountants' review report)

                                                                         March 31,    December 31,
                                                                           1999          1998
                                                                         (unaudited)
                                                                        ------------- -------------
                        ASSETS                                                (in thousands)
Investments
  Real estate, at cost                                                    $1,676,270    $1,642,136
  Less accumulated depreciation and amortization                            (297,221)     (286,053)
                                                                          ---------     -----------
                                                                           1,379,049     1,356,083
  Mortgage notes receivable                                                   55,551        51,154
                                                                          ----------     ---------
                                                                           1,434,600     1,407,237
Other Assets
  Cash                                                                        12,547        17,230
  Accounts and notes receivable                                               17,492        17,873
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                      35,202        38,502
  Debt issue costs                                                             3,255         3,475
                                                                            ---------   -----------
                                                                          $1,503,096    $1,484,317
                                                                         ===========    ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                          $122,311      $122,401
  Mortgages payable                                                           50,951        51,079
  Notes payable                                                              291,875       263,159
  Accounts payable and accrued expenses                                       26,610        34,073
  Dividends payable                                                           18,999        18,972
  Security deposits                                                            5,182         5,214
  Prepaid rents                                                                4,799         3,641
Senior notes                                                                 335,000       335,000
5 1/4% Convertible subordinated debentures                                    75,289        75,289
Investors' interest in consolidated assets                                    46,788        45,542
Commitments and contingencies

Shareholders' equity
   7.95% Series A Cumulative Redeemable Preferred Shares, liquidation
     preference $25 per share, 4,000,000 shares issued in 1997               100,000       100,000
  Common shares of beneficial interest, no par
    or stated value, unlimited authorization,
    issued 40,227,691 and 40,139,675 shares,
    respectively                                                             709,742       707,724
  Accumulated dividends in excess of Trust net income                       (261,317)     (255,211)
                                                                           ---------   -----------
                                                                             548,425       552,513

Less 58,419 and 59,425 common shares in treasury - at cost, respectively,
  deferred compensation and subscriptions receivable                         (23,133)      (22,566)
                                                                           ---------    -----------
                                                                             525,292       529,947
                                                                          ----------    ----------
                                                                          $1,503,096    $1,484,317
                                                                          ==========    ==========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS
(see accountants' review report)
                  (unaudited)

                                                                  Three months ended March 31,
                                                                    1999              1998
                                                                  ---------         ---------
(In thousands, except per share data)

Revenue
  Rental income                                                    $59,433           $52,481
  Other property income                                              2,272             2,102
  Interest income                                                    1,878             1,594
                                                                   -------           -------
                                                                    63,583            56,177



Expenses
  Rental                                                            13,648            11,922
  Real estate taxes                                                  6,012             5,472
  Interest                                                          15,133            12,693
  Administrative                                                     2,254             1,841
  Depreciation and amortization                                     12,281            10,769
                                                                   -------           -------
                                                                    49,328            42,697
                                                                   -------           -------
Operating income before investors' share
  of operations                                                     14,255            13,480

  Investors' share of operations                                      (701)             (786)
                                                                   -------           -------

Net Income                                                         $13,554           $12,694
  Dividends on preferred stock                                      (1,988)           (1,988)
                                                                   --------          -------
Net income available for common shareholders                       $11,566           $10,706
                                                                   ========          =======

Earnings per common share, basic                                     $0.29             $0.27
                                                                   =======          ========
Weighted average number of common shares, basic                     39,435            38,949
                                                                   =======          ========

Earnings per common share, diluted                                   $0.29             $0.27
                                                                   =======          ========
Weighted average number of common shares, diluted                   40,545            39,870
                                                                   =======          ========


The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(see accountants' review report)
                          (unaudited)



                                                                                     Three months ended March 31,
                                                                    1999                              1998
                                                               -----------      ----------  ------------ ---------
(In thousands, except per share amounts)                         Shares         Amount       Shares     Amount
Common Shares of Beneficial Interest
  Balance, beginning of period                                 40,139,675       $707,724    39,200,201  $684,823
  Exercise of stock options                                         -               -           95,365     2,051
  Shares issued under dividend reinvestment plan                   37,362            873        39,803     1,003
  Performance and Restricted Shares granted, net of retirements    50,654          1,145       514,055    13,369
                                                              -----------       ---------    ----------  --------
  Balance, end of period                                       40,227,691       $709,742     39,849,424  $701,246
                                                               ===========      ========     ========== =========







Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of period                                   (979,446)    ($22,566)     (457,111)    ($8,304)
  Amortization of deferred compensation                            24,833          470        36,937         679
  Performance and Restricted Shares granted, net of retirements   (45,654)      (1,039)     (539,055)    (13,830)
  Purchase of shares under share purchase plan                       -             -           6,250          94
  Reissuance  of treasury shares                                     -             -          25,000         462
  Decrease (increase) in stock option loans, net                       88            2       (65,069)     (1,408)
                                                                ---------    ---------      --------   ---------
  Balance, end of period                                       (1,000,179)    ($23,133)     (993,048)   ($22,307)
                                                               ==========    =========       =======      =======








Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                                 $255,211                ($222,709)
  Net income                                                                    (13,554)                  12,694
  Dividends declared to shareholders                                             19,660                  (19,111)
                                                                              ---------                 --------
  Balance, end of period                                                       $261,317                ($229,126)
                                                                              =========                =========






The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
(see accountants' review report)
         (unaudited)

                                                                                Three months ended March 31,
                                                                               1999                     1998
                                                                           --------------           --------------
                                                                                       (In thousands)
OPERATING ACTIVITIES
  Net income                                                                     $13,554                  $12,694
  Items not requiring cash outlays
     Depreciation and amortization                                                12,281                   10,769
     Other, net                                                                      497                      191
  Changes in assets and liabilities
     Decrease  in accounts and notes receivable                                      381                    1,400
     Decrease (Increase) in prepaid expenses and other
      assets before depreciation and amortization                                  2,325                   (3,653)
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                                          (1,016)                   5,037
     Decrease  in accrued expenses                                                (5,719)                  (5,126)
                                                                                 --------                 --------
  Net cash provided by operating activities                                       22,303                   21,312


INVESTING ACTIVITIES
  Acquisition of real estate                                                     (15,260)                 (13,592)
  Capital expenditures                                                           (16,366)                 (15,251)
  Issuance of mortgage notes receivable, net                                      (4,397)                  (2,543)
                                                                                 --------                 --------
  Net cash used in investing activities                                          (36,023)                 (31,386)


FINANCING ACTIVITIES
  Borrowing (repayment) of short-term debt, net                                   28,852                  (51,790)
  Issuance of senior notes, net of costs                                          -                        79,540
  Issuance of common shares                                                          343                    1,093
  Payments on mortgages, capital leases, and
    notes payable                                                                   (354)                    (701)
  Dividends paid                                                                 (18,995)                 (18,383)
  Decrease in minority interest                                                     (809)                    (838)
                                                                                 --------                 --------
  Net cash provided by financing activities                                        9,037                    8,921
                                                                                 --------                 --------

Decrease in cash                                                                  (4,683)                  (1,153)

Cash at beginning of period                                                       17,230                   17,043
                                                                                 --------                 --------
Cash at end of period                                                            $12,547                  $15,890
                                                                                 ========                 ========

The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999
                       (see accountants' review report)
                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1998 which contain the Trust's accounting policies and other data.

     The following table sets forth the reconciliation between basic and diluted
EPS:


                                      Three months ending
                                            March 31,
Numerator                                 1999    1998
Net income available for common
  shareholders-basic                    $11,566   $10,706
Income attributable to operating
  partnership units                         264       207
Net income available for common         -------   ------
   shareholders-diluted                 $11,830   $10,913
                                        =======   =======

Denominator
Denominator for basic EPS-
  weighted average shares                39,435    38,949
Effect of dilutive securities
  Stock options and awards                  230       440
  Operating partnership units               880       481
                                        -------   -------
Denominator for diluted EPS              40,545    39,870
                                        =======   =======



NOTE B - REAL ESTATE ASSETS AND ENCUMBRANCES

     Real estate acquisitions during the first quarter of 1999 were as follows (in thousands, except for square footage):

                                     Total        Cash      Leasable
Property                             Cost        Portion    Sq. Footage
-----------------------------------------------------------------------

Galaxy Bldg, Hollywood, CA  (1)       $16,940      $15,260      120,000

  (1)The Trust acquired a 90% economic interest in the Galaxy
  Building.

  In addition, the Trust invested $4.4 million in mortgage notes receivable with an average weighted interest rate of 10% during the first quarter of 1999.

NOTE C - NOTES PAYABLE

     At March 31, 1999 there was $163.0 million borrowed under the Trust's syndicated credit facility, which also represents the maximum drawn during the quarter. The weighted average interest rate on borrowings for the three months ended March 31, 1999 was 5.8%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

NOTE D - REORGANIZATION EXPENSES

     At September 30, 1998 the Trust recorded a $4.7 million charge related to a comprehensive restructuring program, the implementation of which was begun during the fourth quarter of 1998. As of March 31, 1999 cash payments of $2.3 million had been made against the reserve with most of the remaining cash expected to be paid during the remainder of 1999.

NOTE E - SHAREHOLDERS' EQUITY

     On February 22, 1999, options for 705,000 shares at a price of $21 1/16 per share, fair value at the date of award, were awarded to officers and certain employees. The options vest evenly over three years.

NOTE F - INTEREST EXPENSE

     The Trust incurred interest expense totaling $16.3 million during the first three months of 1999 and $14.0 million during the first three months of 1998, of which $1.2 million and $1.3 million, respectively, was capitalized in connection with development projects. Interest paid was $18.8 million in the first three months of 1999 and $16.1 million in the first three months of 1998.

NOTE G - COMMITMENTS AND CONTINGENCIES

     The Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Pursuant to the provisions of the partnership agreement, in the event of the exercise of put options by another partner, the Trust would be required to purchase an 18.75% interest of Congressional Plaza at its then fair market value. On January 1, 1999 the Loehmann's Plaza Limited Partnership Agreement was amended to extend the partnership to December 31, 2000 and to delete the put and call options.

     Under the terms of certain other partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of other partnerships, the partners may exchange their 879,541 operating units into cash or the same number of common shares of the Trust, at the option of the Trust.

     The Trust has reviewed the software and hardware systems used internally to operate its business, in order to assess their ability to handle the "Year 2000 Issue" which generally refers to the inability of systems hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue can affect the Trust directly by impairing its internal data-based operations or processing and indirectly by impairing its suppliers' and tenants' data-based operations or processing. The Trust has identified and evaluated the Year 2000 compliance of its internal systems; the Trust believes that the remediation of all accounting systems and other systems of high priority is complete. The Trust is endeavoring to remediate the remaining internal systems.

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

NOTE H - COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended March 31 are as follows (in thousands):

                           1999      1998
                           ----      ----
Retail properties
 Minimum rents            $48,134   $42,244
 Cost reimbursements        9,199     7,993
 Percentage rents           1,426     1,605
 Apartments                   674       639
                          -------   -------
                          $59,433   $52,481
                          =======   =======


NOTE I - SEGMENT INFORMATION

     During the fourth quarter of 1998 the Trust completed a comprehensive restructuring program, which, among other things, divided its portfolio of properties into three geographic operating regions: Northeast, Mid-Atlantic and West. In 1999 there was a minor reorganization of the regions which moved the Illinois and Michigan properties to the Northeast region from the Western region.

     A summary of the Trust's operations by geographic region is presented below (in thousands):


Three months ended              North        Mid
  March 31, 1999                East        Atlantic     West             Other        Total
-------------------------------------------------------------------------------------------------
Rental income                 $ 24,858    $ 27,462       $     7,113                  $   59,433

Other income                     1,169         811               292                       2,272
Rental expense                  (5,813)     (5,934)           (1,901)                    (13,648)
Real estate tax                 (3,087)     (2,169)             (756)                     (6,012)
                              --------    --------       -----------                  ----------
 Net operating income           17,127      20,170             4,748                      42,045
Interest income                                                             1,878          1,878
Interest expense                                                          (15,133)       (15,133)
Administrative expense                                                     (2,254)        (2,254)
Depreciation and
 amortization                   (5,438)     (5,694)            (918)         (231)       (12,281)
                              --------    --------       -----------      -------     ----------
Income before investors'

 share of operations          $ 11,689    $ 14,476       $     3,830      (15,740)    $   14,255
                              ========    ========       ===========      =======     ==========
Capital expenditures          $  2,095    $  7,437       $    25,020                  $   34,552
                              ========    ========       ===========                  ==========
Real estate assets            $686,177    $684,154       $   305,939                  $1,676,270
                              ========    ========       ===========                  ==========



Three months ended            North        Mid
  March 31, 1998              East        Atlantic           West         Other           Total
-------------------------------------------------------------------------------------------------
Rental income                 $ 22,160    $ 25,139       $     5,182                  $   52,481

Other income                     1,140         748               214                       2,102
Rental expense                  (5,194)     (5,501)           (1,227)                    (11,922)
Real estate tax                 (3,023)     (1,935)             (514)                     (5,472)
                               --------    --------       -----------                 ----------
 Net operating income           15,083      18,451             3,655                      37,189
Interest income                                                             1,594          1,594
Interest expense                                                          (12,693)       (12,693)
Administrative expense                                                     (1,841)        (1,841)
Depreciation and
 amortization                   (4,659)     (5,433)             (437)        (240)       (10,769)
                               --------    --------       -----------     -------     ----------
Income before investors'
 share of operations          $ 10,424    $ 13,018       $     3,218      (13,180)    $   13,480
                              ========    ========       ===========      =======     ==========
Capital expenditures          $  5,775    $  6,598       $    17,196                  $   29,569
                              ========    ========       ===========                  ==========
Real estate assets            $635,599    $624,028       $   221,759                  $1,481,386
                              ========    ========       ===========                  ==========

There are no transactions between geographic areas.

                        FEDERAL REALTY INVESTMENT TRUST

                                   FORM 10-Q

                                March 31, 1999


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

LIQUIDITY AND CAPITAL RESOURCES

  Federal Realty meets its liquidity requirements through net cash provided by operating activities, along with traditional debt and equity funding alternatives available to it. A significant portion of cash provided by operating activities is distributed to common and preferred shareholders in the form of dividends. Accordingly, capital outlays for property acquisitions, major renovation and development projects and balloon debt repayments require debt or equity funding.

  Net cash provided by operating activities was $22.3 million in the first quarter of 1999 and $21.3 million in the first quarter of 1998 of which $19.0 million and $18.4 million, respectively, was distributed to shareholders. Contributions from newly acquired properties and from retenanted and redeveloped properties, as more fully described below, were the primary sources of these increases.

  Net cash used in investing activities was $36.0 million during the first quarter of 1999 and $31.4 million during the first quarter of 1998. The Trust purchased real estate totaling $16.9 million in the first quarter of 1999 and $13.6 million in the first quarter of

1998, requiring cash outlays of $15.3 million and $13.6 million, respectively. During these two periods, the Trust expended an additional $16.4 million and $15.3 million, respectively, in capital improvements to its properties. The Trust invested $4.4 million during the first quarter of 1999 and $2.5 million during the first quarter of 1998 in mortgage notes receivable with an average weighted interest rate of 10%.

   Real estate acquisitions during the first quarter of 1999 were as follows (in thousands, except for square footage):

                                Total         Cash      Leasable
Property                         Cost        Portion    Sq. Footage
-------------------------------------------------------------------

Galaxy Bldg, Hollywood, CA  (1)  $16,940      $15,260      120,000

  (1)The Trust acquired a 90% economic interest in the Galaxy
  Building.


  Approximately $9.7 million was invested during the first quarter of 1999 in predevelopment and development projects in Bethesda, Maryland; Los Gatos, California; San Antonio, Texas; and Arlington, Virginia. Furthermore, the Trust is devoting considerable time and internal resources to identify additional development opportunities.

  Net cash provided by financing activities, before dividend payments, was $28.0 million in the first quarter of 1999 and $27.3 million in the first quarter of 1998. The Trust utilized its unsecured line of credit to fund acquisitions and capital expenditures in 1999. At March 31, 1999 there was $163.0 million borrowed under this syndicated credit facility, which also represents the maximum drawn during the quarter. The weighted average interest rate on borrowings for the three months ended March 31, 1999 was 5.8%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

  Capital requirements for the remainder of 1999 will depend on acquisition opportunities, new development efforts, improvements and redevelopments on existing properties, and tenant work and allowances. Initial funding for such projects is expected to be provided under the line of credit facility.

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

  Pursuant to the provisions of the partnership agreement, in the event of the exercise of put options by another partner, the Trust would be required to purchase an 18.75% interest of Congressional Plaza at its then fair market value. On January 1, 1999 the Loehmann's Plaza Limited Partnership Agreement was amended to extend the partnership to December 31, 2000 and to delete the put and call options.

  Under the terms of certain other partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. If the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of other partnerships, the partners may exchange their 879,541 operating units into cash or the same number of common shares of the Trust, at the option of the Trust.

  The Trust has reviewed the software and hardware systems used internally to operate its business, in order to assess their ability to handle the "Year 2000 Issue" which generally refers to the inability of systems hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue can affect the Trust directly by impairing its internal data-based operations or processing and indirectly by impairing its suppliers' and tenants' data-based operations or processing. The Trust has identified and evaluated the Year 2000 compliance of its internal systems; the Trust believes that the remediation of all accounting systems and other systems of high priority is complete. The Trust is endeavoring to remediate the remaining internal systems.

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



RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

  Net income and funds from operations have been affected by the Trust's recent acquisition, redevelopment and financing activities.

The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry.

The reconciliation of net income to funds from operations for the three months ended March 31 is as follows:


                                       1999      1998
                                      -------   -------
                                       (in thousands)

Net income available for common
     shareholders                     $11,566   $10,706
Depreciation and amortization
     of real estate assets             11,128     9,738
Amortization of initial direct
     costs of leases                      718       593
Income attributable to operating
     partnership units                    264       207
Funds from operations for common      -------   -------
     shareholders                     $23,676   $21,244
                                      =======   =======


Consolidated Results
--------------------

  Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 13% from $52.5 million in the first quarter of 1998 to $59.4 million in the first quarter of 1999. If properties acquired in 1999 and 1998 are excluded, rental income increased 7%, due primarily to the favorable impact of redeveloped and retenanted centers.

  Other property income includes items such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income.
Other property income increased 8% from $2.1 million in 1998 to $2.3 million in 1999 due primarily to an increase in temporary tenant income, an area identified by the Trust as one with additional growth opportunity.

  Rental expenses increased 14% from $11.9 million in the first quarter of 1998 to $13.6 million in the first quarter of 1999. If rental expenses are adjusted for properties acquired in 1999 and 1998, rental expenses increased 9% from $11.9 million in 1998 to $13.0 million in 1999, primarily due to increased snow removal costs in 1999.

  Real estate taxes increased 10% from the first quarter of 1998 to $6.0 million in the first quarter of 1999. If real estate taxes are adjusted for properties acquired in 1999 and 1998, real estate taxes increased 5% due primarily to increased taxes on recently redeveloped properties.

  Depreciation and amortization expenses increased 14% from the first quarter of 1998 to $12.3 million in the first quarter of 1999 reflecting the impact of property acquisitions and recent tenant work and property improvements.

  During the first quarter of 1999 the Trust incurred interest expense of $16.3 million, of which $1.2 million was capitalized, as compared to 1998's $14.0 million of which $1.3 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's acquisition and capital
improvement programs.   The ratio of earnings to combined fixed charges and
preferred dividends was 1.53x and 1.58x for the first quarter of 1999 and 1998, respectively. The ratio of earnings to fixed charges was 1.7x and 1.8x during the first quarter of 1999 and 1998, respectively. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.0x for the first quarter of 1999 and 2.1x for the first quarter of 1998.

  Administrative expenses in the first quarter of 1999 reflect the adoption of the Emerging Issues Task Force ("EITF") Issue 97-11, which required the expensing of internal costs of acquisition activities beginning in late March 1998. Prior to this date, such costs were capitalized as a component of the basis of the acquired asset. The increase in administrative expenses from $1.8 million in the first quarter of 1998 to $2.3 million in the first quarter of 1999 is primarily due to the adoption of this EITF and to the filling of certain executive positions which were vacant during the first quarter of 1998.

  As a result of the foregoing items, net income increased from $12.7 million during the first quarter of 1998 to $13.6 million during the first quarter of 1999 and net income available for common shareholders increased from $10.7 million to $11.6 million.

  The Trust expects growth in net income and funds from operations during the remainder of 1999 both from contributions of its recent acquisitions and from contributions of its core portfolio, primarily the properties undergoing redevelopment and retenanting. However, growth of net income from the core portfolio is, in part, dependent on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal and trends in the retailing environment. The Trust currently expects that demand for its retail space should remain at levels similar to those in 1998. A weakening of the retail environment could, however, adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space. Growth in net income is also dependent on interest rates and controlling administrative costs. If interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development projects will be negatively impacted due to the variable interest rates on the Trust's revolving credit facilities. The Trust is aggressively managing its administrative expenses through its reorganization efforts.

Segment Results
---------------

  During the fourth quarter of 1998 the Trust completed a comprehensive restructuring program, which, among other things, divided its portfolio of properties into three geographic operating regions: Northeast, Mid-Atlantic and West. In 1999 there was a minor reorganization of the regions which moved the Illinois and Michigan properties to the Northeast region from the Western region.

Historical operating results for the three regions are as follows (in thousands):

                       For the three months ended March 31,
                                1999             1998
-----------------------------------------------------------
Rental income
     Northeast                 $24,858         $22,160
     Mid-Atlantic               27,462          25,139
     West                        7,113           5,182
                               -------         -------
         Total                 $59,433         $52,481
                               =======         =======

Net operating income
     Northeast                 $17,127         $15,083
     Mid-Atlantic               20,170          18,451
     West                        4,748           3,655
                               -------         -------
                               $42,045         $37,189
                               =======         =======

The Northeast

  The Northeast region is comprised of fifty-three assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

  When comparing the first quarter of 1999 with 1998, rental income increased 12% from $22.2 million in 1998 to $24.9 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 9%, primarily due to increases at recently redeveloped and retenanted shopping centers, such as Brick, Finley, Gratiot, Feasterville, and Wynnewood.

  Net operating income increased 14% from $15.1 million in 1998 to $17.1 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 10%, primarily due to increases at the recently redeveloped and retenanted shopping centers.


The Mid-Atlantic
----------------

  The Mid-Atlantic region is comprised of thirty-two assets, located from Baltimore south to metropolitan Washington, D.C. and further south through Virginia, Georgia, and Florida.

  When comparing the first quarter of 1999 with 1998, rental income increased 9% from $25.1 million in 1998 to $27.5 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 4.5%, due in part to new anchor leases at several centers.

  When comparing the first quarter of 1999 with 1998, net operating income increased 9% from $18.5 million in 1998 to $20.2 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 4.6%.


The West
--------

  The Western region is comprised of thirty-seven assets, located from Texas to the West Coast.

  When comparing the first quarter of 1999 with 1998, rental income increased 37% from $5.2 million in 1998 to $7.1 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 13%, primarily due to increases from recently redeveloped properties in the Los Angeles, California area.

  When comparing the first quarter of 1999 with 1998, net operating income increased 30% from $3.7 million in 1998 to $4.7 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 6%, primarily due to increases from the recently redeveloped properties in the Los Angeles area.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits                                      pp. 22-47

     (10)(i)  Severance Agreement between Federal Realty Investment
              Trust and Donald C. Wood, dated February 22, 1999.
         (ii) Executive Agreement between Federal Realty Investment
              Trust and Donald C. Wood, dated February 22, 1999.


     (27) Financial Data Schedules                 Edgar filing only

(B) Reports on Form 8-K

     A Form 8-K, dated December 31, 1998, was filed on February 11, 1999 in response to Item 5.





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


                                       FEDERAL REALTY INVESTMENT TRUST
                                       -------------------------------
                                                          (Registrant)



April 28, 1999                         Steven J. Guttman
                                       -----------------
                                       Steven J. Guttman, President
                                       (Chief Executive Officer)


April 28, 1999                         Cecily A. Ward
                                       --------------
                                       Cecily A. Ward, Controller
                                        (Principal Accounting Officer)