Form 10-Q
period 1999-06-10
FEDERAL REALTY INVESTMENT TRUST
filed 1999-07-29
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended: June 30, 1999
                     ------------------------------------
                           Commission File No. 17533
                           -------------------------

                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)


             Maryland                                         52-0782497
--------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)


      1626 East Jefferson Street, Rockville, Maryland         20852-4041
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


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

     Yes   X  .          No      .
        ------             ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                Outstanding at July 26, 1999
------------------------------------       -------------------------------------
Common Shares of Beneficial Interest                      40,304,982

This report contains 24 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                 June 30, 1999

                                   I N D E X



PART I.           FINANCIAL INFORMATION                           PAGE NO.


                  Consolidated Balance Sheets
                  June 30, 1999 (unaudited) and
                  December 31, 1998 (audited)                            4

                  Consolidated Statements of Operations (unaudited)
                  Six months ended June 30, 1999 and 1998                5

                  Consolidated Statements of Operations (unaudited)
                  Three months ended June 30, 1999 and 1998              6

                  Consolidated Statements
                  of Shareholders' Equity (unaudited)
                  Six months ended June 30, 1999 and 1998                7

                  Consolidated Statements of Cash Flows (unaudited)
                  Six months ended June 30, 1999 and 1998                8

                  Notes to Financial Statements                       9-13

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      14-23

PART II.          OTHER INFORMATION                                     24

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                 June 30, 1999


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

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                       June 30,      December 31,
                                                                                        1999             1998
                                                                                     (unaudited)
                                                                                 ----------------  ----------------
                                    ASSETS                                                   (in thousands)
Investments
  Real estate, at cost                                                                $1,701,981       $1,642,136
  Less accumulated depreciation and amortization                                        (308,580)        (286,053)
                                                                                      ----------       ----------
                                                                                       1,393,401        1,356,083
  Mortgage notes receivable                                                               56,451           51,154
                                                                                      ----------       ----------
                                                                                       1,449,852        1,407,237
Other Assets
  Cash                                                                                    11,853           17,230
  Accounts and notes receivable                                                           14,923           17,873
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                                  35,243           38,502
  Debt issue costs                                                                         3,026            3,475
                                                                                      ----------       ----------
                                                                                      $1,514,897       $1,484,317
                                                                                      ==========       ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                    $  122,219       $  122,401
  Mortgages payable                                                                       50,819           51,079
  Notes payable                                                                          308,840          263,159
  Accounts payable and accrued expenses                                                   32,308           34,073
  Dividends payable                                                                       19,037           18,972
  Security deposits                                                                        5,116            5,214
  Prepaid rents                                                                            4,703            3,641
Senior notes                                                                             335,000          335,000
5 1/4% Convertible subordinated debentures                                                75,289           75,289
Investors' interest in consolidated assets                                                46,976           45,542
Commitments and contingencies

Shareholders' equity
   7.95% Series A Cumulative Redeemable Preferred Shares, liquidation
     preference $25 per share, 4,000,000 shares issued in 1997                           100,000          100,000
  Common shares of beneficial interest, no par
    or stated value, unlimited authorization,
    issued 40,327,397 and 40,139,675 shares,
    respectively                                                                         711,877          707,724
  Accumulated dividends in excess of Trust net income                                   (274,201)        (255,211)
                                                                                      ----------       ----------
                                                                                         537,676          552,513
Less 58,419 and 59,425 common shares in treasury - at cost, respectively
  deferred compensation and subscriptions receivable                                     (23,086)         (22,566)
                                                                                      ----------       ----------
                                                                                         514,590          529,947
                                                                                      ----------       ----------
                                                                                      $1,514,897       $1,484,317
                                                                                      ==========       ==========


The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                     (unaudited)

                                                                                   Six months ended June 30,
                                                                              1999                           1998
                                                                            --------                       --------
(In thousands, except per share data)

Revenue
  Rental income                                                             $119,107                       $106,608
  Interest and other income                                                    3,844                          2,935
  Other property income                                                        4,827                          5,036
                                                                            --------                       --------
                                                                             127,778                        114,579



Expenses
  Rental                                                                      26,104                         23,269
  Real estate taxes                                                           11,867                         11,217
  Interest                                                                    30,518                         26,097
  Administrative                                                               5,414                          5,836
  Depreciation and amortization                                               24,932                         21,972
                                                                            --------                       --------
                                                                              98,835                         88,391
                                                                            --------                       --------
Operating income before investors' share
  of operations and loss on sale of real estate                               28,943                         26,188

  Investors' share of operations                                              (1,524)                        (1,531)
                                                                            --------                       ---------
Income before loss on  sale of real estate                                    27,419                         24,657

Estimated loss on  sale of real estate                                        (7,050)                             -
                                                                            --------                       --------
Net Income                                                                  $ 20,369                       $ 24,657

  Dividends on preferred stock                                                (3,975)                        (3,975)
                                                                            --------                       --------
Net income available for common shareholders                                $ 16,394                       $ 20,682
                                                                            ========                       ========


Earnings per common share, basic
  Income before loss on sale of real estate                                 $   0.59                        $  0.53
  Loss on sale of real estate                                                  (0.18)                             -
                                                                            --------                        -------
                                                                            $   0.41                        $  0.53
                                                                            ========                        =======
Weighted average number of common shares, basic                               39,489                         39,057
                                                                            ========                        =======

Earnings per common share, diluted
  Income before loss on  sale of real estate                                $   0.58                        $  0.52
  Loss on sale of real estate                                                  (0.17)                             -
                                                                            --------                        -------
                                                                            $   0.41                        $  0.52
                                                                            ========                        =======
Weighted average number of common shares, diluted                             40,613                         39,896
                                                                            ========                        =======

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                          (unaudited)

                                                                                     Three months ended June 30,
                                                                                1999                        1998
                                                                            ------------                 ------------
(In thousands, except per share data)

Revenue
  Rental income                                                                   $59,674                      $54,127
  Interest and other income                                                         1,966                        1,341
  Other property income                                                             2,555                        2,934
                                                                              -----------                -------------
                                                                                   64,195                       58,402



Expenses
  Rental                                                                           12,456                       11,347
  Real estate taxes                                                                 5,855                        5,745
  Interest                                                                         15,385                       13,404
  Administrative                                                                    3,160                        3,995
  Depreciation and amortization                                                    12,651                       11,203
                                                                              -----------                  -----------
                                                                                   49,507                       45,694
                                                                              -----------                  -----------
Operating income before investors' share
  of operations and loss on sale of real estate                                    14,688                       12,708

  Investors' share of operations                                                     (823)                        (745)
                                                                              -----------                   ----------
Income before loss on sale of real estate                                          13,865                       11,963

Estimated loss on sale of real estate                                              (7,050)                           -
                                                                              -----------                   ----------
Net Income                                                                        $ 6,815                      $11,963
  Dividends on preferred stock                                                     (1,987)                      (1,987)
                                                                              -----------                  -----------
Net income available for common shareholders                                      $ 4,828                      $ 9,976
                                                                              ===========                  ===========

Earnings per common share, basic
  Income before loss on sale of real estate                                       $  0.30                      $  0.26
  Loss on sale of real estate                                                       (0.18)                           -
                                                                              -----------                  -----------
                                                                                  $  0.12                      $  0.26
                                                                             ============                  ===========
Weighted average number of common shares, basic                                    39,543                       39,122
                                                                             ============                  ===========

Earnings per common share, diluted
  Income before loss on sale of real estate                                       $  0.29                      $  0.25
  Loss on  sale of real estate                                                      (0.17)                           -
                                                                              -----------                  -----------
                                                                                  $  0.12                      $  0.25
                                                                             ============                  ===========
Weighted average number of common shares, diluted                                  40,682                       39,900
                                                                             ============                  ===========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 (unaudited)


                                                                                       Six months ended June 30,
                                                                                                 1999
                                                                                    -----------         -----------
(In thousands, except per share amounts)                                               Shares             Amount
Common Shares of Beneficial Interest
  Balance, beginning of period                                                        40,139,675           $707,724
  Exercise of stock options                                                               49,917              1,044
  Shares issued under dividend reinvestment plan                                          77,151              1,735
  Performance and Restricted Shares granted, net of retirements                           60,654              1,374
                                                                                    ------------         ----------
  Balance, end of period                                                              40,327,397           $711,877
                                                                                    ============         ==========



Common Shares of Beneficial Interest
    in Treasury, Deferred Compensation and
    Subscriptions Receivable
  Balance, beginning of period                                                          (979,446)          ($22,566)
  Amortization of deferred compensation                                                   28,738                571
  Performance and Restricted Shares granted, net of retirements                          (45,654)            (1,039)
  Purchase of shares under share purchase plan                                             9,000                136
  Reissuance of treasury shares                                                                -                  -
  Decrease (increase) in stock option loans, net                                          (8,995)              (188)
                                                                                     -----------         ----------
  Balance, end of period                                                                (996,357)          ($23,086)
                                                                                     ===========         ==========



Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                                                            ($255,211)
  Net income                                                                                                 20,369
  Dividends declared to shareholders                                                                        (39,359)
                                                                                                         ----------
  Balance, end of period                                                                                  ($274,201)
                                                                                                         ==========





The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

         (unaudited)

                                                                    Six months ended June 30,
                                                                  1999                    1998
                                                            ---------------         ---------------
                                                                         (In thousands)
OPERATING ACTIVITIES
  Net income                                                        $20,369                 $24,657
  Items not requiring cash outlays
     Depreciation and amortization                                   24,932                  21,972
      Estimated loss on sale of real estate                           7,050
     Other, net                                                       1,419                     414
  Changes in assets and liabilities
     Decrease  in accounts and notes receivable                       2,950                     752
     Decrease (Increase) in prepaid expenses and other
      assets before depreciation and amortization                       895                  (3,436)
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                             (2,850)                  1,528
     Increase (decrease)  in accrued expenses                           761                  (1,314)
                                                            ---------------         ---------------
  Net cash provided by operating activities                          55,526                  44,573

INVESTING ACTIVITIES
  Acquisition of real estate                                        (22,736)                (29,013)
  Capital expenditures                                              (40,239)                (26,913)
  Issuance of mortgage notes receivable, net                         (5,297)                 (5,104)
                                                            ---------------         ---------------
  Net cash used in investing activities                             (68,272)                (61,030)

FINANCING ACTIVITIES
  Borrowing (repayment) of short-term debt, net                      45,853                   6,209
  Issuance of senior notes, net of costs                                  -                  79,540
  Issuance of common shares                                           1,743                   2,742
  Payments on mortgages, capital leases, and
    notes payable                                                      (614)                (37,811)
  Dividends paid                                                    (38,031)                (36,845)
  Decrease  in minority interest                                     (1,582)                   (867)

                                                            ---------------         ---------------
  Net cash  provided by financing activities                          7,369                  12,968
                                                            ---------------         ---------------

Decrease in cash                                                    (5,377)                 (3,489)

Cash at beginning of period                                          17,230                  17,043

                                                            ---------------         ---------------
Cash at end of period                                               $11,853                 $13,554
                                                            ===============         ===============

The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1998 which contain the Trust's accounting policies and other data.

     The following table sets forth the reconciliation between basic and diluted
EPS:


                                    Six months ending     Three months ending
                                        June 30,                  June 30,
Numerator                            1999        1998         1999       1998
Net income available for common
  shareholders - basic              $16,394   $20,682      $ 4,828    $ 9,976
Income attributable to operating
  partnership units                     361       414           97        207
                                    -------   -------      -------    -------
Net income available for common
shareholders - diluted              $16,755   $21,096      $ 4,925    $10,183
                                    -------   -------      =======    =======
Denominator
Denominator for basic EPS-
  weighted average shares            39,489    39,057       39,543     39,122
Effect of dilutive securities
  Stock options and awards              244       358          259        297
  Operating partnership units           880       481          880        481
                                     ------    ------       -------    ------
Denominator for diluted EPS          40,613    39,896       40,682     39,900
                                     ======    ======       =======    ======



NOTE B - REAL ESTATE ACQUISITIONS AND DISPOSALS

     During the first six months of 1999, the Trust acquired a ninety percent interest in two buildings in Hollywood, California. The Trust invested $15.3 million in cash in the $16.9 million Galaxy Building and $7.5 million in cash in the $8.3 million building adjacent to the Galaxy Building. The buildings have 120,000 and 64,0000 leasable square feet, respectively.

     In addition, the Trust invested $5.5 million in mortgage notes receivable with an average weighted interest rate of 10% during the first six months of 1999.

     During the second quarter of 1999, the Trust recorded a $7.1 million charge, representing the estimated loss on a potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia, thereby valuing the assets at their estimated fair value less estimated costs to sell. The Trust is in sale negotiations on this

448,000 square foot shopping center which is currently 66% occupied.

NOTE C - NOTES PAYABLE

     At June 30, 1999 there was $180.0 million borrowed under the Trust's syndicated credit facility, which also represents the maximum drawn during the first two quarters. The weighted average interest rate on borrowings for the six months ended June 30, 1999 was 5.7%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

NOTE D - REORGANIZATION EXPENSES

     At September 30, 1998 the Trust recorded a $4.7 million charge related to a comprehensive restructuring program, the implementation of which was begun during the fourth quarter of 1998. As of June 30, 1999 cash payments of $2.9 million had been made against the reserve with most of the remaining cash expected to be paid during the remainder of 1999.

NOTE E - SHAREHOLDERS' EQUITY

     On February 22, 1999, options for 705,000 shares at a price of $21 1/16 per share, fair value at the date of award, were awarded to officers and certain employees. The options vest evenly over three years.

NOTE F - INTEREST EXPENSE

     The Trust incurred interest expense totaling $33.3 million during the first six months of 1999 and $28.9 million during the first six months of 1998, of which $2.8 million and $2.8 million, respectively, was capitalized in connection with development projects. Interest paid was $33.2 million in the first six months of 1999 and $27.3 million in the first six months of 1998.

NOTE G - COMMITMENTS AND CONTINGENCIES

     The Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Pursuant to the provisions of the Congressional Plaza partnership agreement, in the event of the exercise of put options by another partner, the Trust would be required to purchase a 37.5% interest of Congressional Plaza at its then fair market value. On January 1, 1999 the Loehmann's Plaza Limited Partnership Agreement was amended to extend the partnership to December 31, 2000 and to delete the put and call options.

     Under the terms of certain other partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. In certain of these partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interest upon the same terms. Under the terms of other partnerships, the partners may exchange their 879,541 operating units into cash or the same number of common shares of the Trust, at the option of the Trust.

     The Trust has reviewed the software and hardware systems used internally to operate its business, in order to assess their ability to handle the "Year 2000 Issue" which generally refers to the inability of systems hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue can affect the Trust directly by impairing its internal data-based operations or processing and indirectly by impairing its suppliers' and tenants' data-based operations or processing. The Trust has identified and evaluated the Year 2000 compliance of its internal systems. The Trust believes that the remediation of all accounting systems and other systems of high priority is complete; however, testing is still ongoing. In addition, the Trust has requested information concerning and reviewed the equipment at its properties, including the use of embedded chips in machinery. Based on the review and since the Trust primarily owns shopping centers and street retail buildings with limited use of technology, the Trust believes it is year 2000 compliant.

     The Trust has requested information from its major banks, tenants, and suppliers to determine their Year 2000 compliance in order to assess the possibility of any major year 2000 risk to the Trust related to these parties' Year 2000 noncompliance. Based on their responses, the Trust does not believe there is any material risk to the Trust in these areas.

     The Trust is developing, with the aid of an outside consultant, a contingency plan for its critical internal systems, which is to be completed by the end of the third quarter. Costs spent to date and projections of future costs are not expected to exceed $75,000.

NOTE H - COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended June 30 are as follows (in thousands):
                           Six months            Three months

                         1999       1998       1999        1998
                       --------   --------   --------   --------
Retail properties
 Minimum rents         $ 96,718   $ 85,627   $ 48,584   $ 43,383
 Cost reimbursements     18,534     16,918      9,335      8,925
 Percentage rents         2,526      2,786      1,100      1,181
Apartments                1,329      1,277        655        638
                       --------   --------   --------   --------
                       $119,107   $106,608   $ 59,674   $ 54,127
                       ========   ========   ========   ========

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

     A summary of the Trust's operations by geographic region is presented below (in thousands):

Six months ended            North         Mid
  June 30, 1999             East          Atlantic          West        Other           Total
-----------------------------------------------------------------------------------------------
Rental income               $ 49,910      $ 54,513       $  14,684                 $  119,107
Other income                   2,550         1,564             713                      4,827
Rental expense               (10,676)      (11,838)         (3,590)                   (26,104)
Real estate tax               (6,014)       (4,395)         (1,458)                   (11,867)
                            --------      --------       ---------                 ----------
 Net operating income         35,770        39,844          10,349                     85,963
Interest income                                                          3,844          3,844
Interest expense                                                       (30,518)       (30,518)
Administrative expense                                                  (5,414)        (5,414)
Depreciation and
 amortization                (11,074)      (11,523)         (1,886)     (  449)       (24,932)
                            --------      --------       ---------    --------     ----------
Income before investors'
 share of operations        $ 24,696      $ 28,321       $   8,463     (32,537)    $   28,943
                            ========      ========       =========    ========     ==========
Capital expenditures        $ 13,167      $ 11,600       $  42,932                 $   67,699
                            ========      ========       =========                 ==========
Real estate assets          $696,786      $681,344       $ 323,851                 $1,701,981
                            ========      ========       =========                 ==========

Six months ended            North         Mid
  June 30, 1998             East          Atlantic         West        Other           Total
-----------------------------------------------------------------------------------------------
Rental income               $ 45,407      $ 50,070       $  11,131                 $  106,608
Other income                   2,794         1,777             465                      5,036
Rental expense                (9,756)      (10,873)         (2,640)                   (23,269)
Real estate tax               (6,048)       (4,044)         (1,125)                   (11,217)
                            --------      --------       ---------                 ----------
 Net operating income         32,397        36,930           7,831                     77,158
Interest income                                                          2,935          2,935
Interest expense                                                       (26,097)       (26,097)
Administrative expense                                                  (5,836)        (5,836)
Depreciation and
 amortization                 (9,502)      (10,748)         (1,013)       (709)       (21,972)
                            --------      --------       ---------    --------     ----------
Income before investors'
 share of operations        $ 22,895      $ 26,182       $   6,818     (29,707)    $   26,188
                            ========      ========       =========    ========     ==========
Capital expenditures        $ 15,810      $ 10,873       $  35,145                 $   61,828
                            ========      ========       =========                 ==========
Real estate assets          $645,443      $627,977       $ 239,707                 $1,513,127
                            ========      ========       =========                 ==========

Three months ended          North         Mid
  June 30, 1999             East          Atlantic         West        Other           Total
-----------------------------------------------------------------------------------------------
Rental income               $ 25,052      $ 27,051       $   7,571                 $   59,674
Other income                   1,381           753             421                      2,555
Rental expense                (4,863)       (5,904)         (1,689)                   (12,456)
Real estate tax               (2,927)       (2,226)           (702)                    (5,855)
                            --------      --------       ---------                 ----------
 Net operating income         18,643        19,674           5,601                     43,918
Interest income                                                          1,966          1,966

Interest expense                                                       (15,385)       (15,385)
Administrative expense                                                  (3,160)        (3,160)
Depreciation and
 amortization                 (5,636)       (5,829)           (968)       (218)       (12,651)
                            --------      --------       ---------    --------     ----------
Income before investors'
 share of operations        $ 13,007      $ 13,845       $   4,633     (16,797)    $   14,688
                            ========      ========       =========    ========     ==========
Capital expenditures        $ 11,072         4,163       $  17,912                 $   33,147
                            ========      ========       =========                 ==========
Real estate assets          $696,786      $681,344       $ 323,851                 $1,701,981
                            ========      ========       =========                 ==========

Three months ended          North         Mid
  June 30, 1998             East          Atlantic         West         Other         Total
-----------------------------------------------------------------------------------------------
Rental income               $ 23,247      $ 24,931       $   5,949                 $   54,127
Other income                   1,654         1,029             251                      2,934
Rental expense                (4,562)       (5,372)         (1,413)                   (11,347)
Real estate tax               (3,025)       (2,109)           (611)                    (5,745)
                            --------      --------       ---------                 ----------
 Net operating income         17,314        18,479           4,176                     39,969
Interest income                                                          1,341          1,341
Interest expense                                                       (13,404)       (13,404)
Administrative expense                                                  (3,995)        (3,995)
Depreciation and
 amortization                 (4,843)       (5,315)           (576)       (469)       (11,203)
                            --------      --------       ---------    --------     ----------
Income before investors'
 share of operations        $ 12,471      $ 13,164       $   3,600     (16,527)    $   12,708
                            ========      ========       =========    ========     ==========
Capital expenditures        $ 10,035      $  4,275       $  17,949                 $   32,259
                            ========      ========       =========                 ==========
Real estate assets          $645,443      $627,977       $ 239,707                 $1,513,127
                            ========      ========       =========                 ==========

There are no transactions between geographic areas.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q

                                 June 30, 1999

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

     Net cash provided by operating activities was $55.5 million in the first half of 1999 and $44.6 million in the first half of 1998 of which $38.0 million and $36.8 million, respectively, was distributed to shareholders. Contributions from newly acquired properties and from retenanted and redeveloped properties, as more fully described below, were the primary sources of these increases.

     Net cash used in investing activities was $68.3 million during the first half of 1999 and $61.0 million during the first half of 1998. The Trust purchased real estate totaling $25.2 million in the first half of 1999 and $38.2 million in the first half of 1998, requiring cash outlays of $22.7 million and $29.0 million, respectively. During these two periods, the Trust expended an additional $40.2 million and $26.9 million, respectively, in capital improvements to its properties. The Trust invested $5.3 million during the first half of 1999 and $5.1 million during the first half of 1998 in mortgage notes receivable with an average weighted interest rate of 10%.

     During the first six months of 1999, the Trust acquired a ninety percent interest in two buildings in Hollywood, California. The Trust invested $15.3 million in cash in the $16.9 million Galaxy Building and $7.5 million in cash in the $8.3 million building adjacent to the Galaxy Building. The buildings have 120,000 and 64,000 leasable square feet, respectively.

     Approximately $19.7 million was invested during the first half of 1999 in predevelopment and development projects in Bethesda, Maryland; Los Gatos, California; San Antonio, Texas; and Arlington, Virginia. Furthermore, the Trust is devoting considerable time and internal resources to identify additional development opportunities.

     Net cash provided by financing activities, before dividend payments, was $45.4 million in the first half of 1999 and $49.8 million in the first half of 1998. The Trust utilized its unsecured line of credit to fund acquisitions and capital expenditures in 1999. At June 30, 1999 there was $180.0 million borrowed under this syndicated credit facility, which also represents the maximum drawn during the first six months of the year. The weighted average interest rate on borrowings for the six months ended June 30, 1999 was 5.7%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

     Capital requirements for the remainder of 1999 will depend on acquisition opportunities, new development efforts, improvements and redevelopments on existing properties, and tenant work and allowances. Initial funding for such projects is expected to be provided under the line of credit facility or through possible joint venture relationships.

     The Trust will need additional capital in order to fund acquisitions, expansions, developments and upcoming debt maturities, particularly its $100 million of 8.875% Notes due January 15, 2000. Sources of this funding may be additional debt, additional equity, proceeds from the sale of properties, joint venture relationships, and the issuance of operating partnership units. The timing and choice of capital sources will depend on the cost and availability of that capital, among other things. The Trust believes, based on past experience, that access to the capital needed to execute its business plan will be available to it.


CONTINGENCIES

     The Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Pursuant to the provisions of the Congressional Plaza partnership agreement, in the event of the exercise of put options by another partner, the Trust would be required to purchase a 37.5% interest of Congressional Plaza at its then fair market value. On January 1, 1999 the Loehmann's Plaza Limited Partnership Agreement was amended to extend the partnership to December 31, 2000 and to delete the put and call options.

     Under the terms of certain other partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. In certain of these partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms. Under the terms of other partnerships, the partners may exchange their 879,541 operating units into cash or the same number of common shares of the Trust, at the option of the Trust.

     The Trust has reviewed the software and hardware systems used internally to operate its business, in order to assess their ability to handle the "Year 2000 Issue" which generally refers to the inability of systems hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue can affect the Trust directly by impairing its internal data-based operations or processing and indirectly by impairing its suppliers' and tenants' data-based operations or processing. The Trust has identified and evaluated the Year 2000 compliance of its internal systems. The Trust believes that the remediation of all accounting systems and other systems of high priority is complete; however, testing is still ongoing. In addition, the Trust has requested information concerning and reviewed the equipment at its properties, including the use of embedded chips in machinery. Based on the review and since the Trust primarily owns shopping centers and street retail buildings with limited use of technology, the Trust believes it is year 2000 compliant.

     The Trust has requested information from its major banks, tenants, and suppliers to determine their Year 2000 compliance in order to assess the possibility of any major year 2000 risk to the Trust related to these parties' Year 2000 noncompliance. Based on their responses, the Trust does not believe there is any material risk to the Trust in these areas.

     The Trust is developing, with the aid of an outside consultant, a contingency plan for its critical internal systems, which is to be completed by the end of the third quarter. Costs spent to date and projections of future costs are not expected to exceed $75,000.

RESULTS OF OPERATIONS

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

     The reconciliation of net income to funds from operations is as follows:


                                    Six months ending     Three months ending
                                       June 30,                  June 30,
                                       1999      1998         1999       1998
Net income available for common
  shareholders - basic              $16,394   $20,682      $ 4,828    $ 9,976
Estimated loss on real estate
  to be sold                          7,050      -           7,050        -
Depreciation and amortization of
  real estate assets                 22,617    19,906       11,489     10,168
Amortization of initial direct
  costs of leases                     1,460     1,181          742        588
Income attributable to operating
  partnership units                     361       414           97        207
                                    -------   -------      -------    -------
Net income available for common
   shareholders - diluted           $47,882   $42,183      $24,206    $20,939
                                    =======   =======      =======    =======


SIX MONTHS ENDED JUNE 30, 1999 and 1998

Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 12% from $106.6 million in the first half of 1998 to $119.1 million in the first half of 1999. If properties acquired in 1999 and 1998 are excluded, rental income increased 5%, due primarily to the favorable impact of redeveloped and retenanted centers.

     Other property income includes items such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. Other property income decreased 4.2% from $5.0 million in the first six months of 1998 to $4.8 million in the first six months of 1999. Increases in temporary tenant income, an area identified by the Trust as one with additional growth opportunity, were outweighed by decreases in telephone income and decreases in marketing dues, as the Trust discontinued marketing funds at certain shopping centers in 1999.

     Rental expenses increased 12% from $23.3 million in the first half of 1998 to $26.1 million in the first half of 1999. If rental expenses are adjusted for properties acquired in 1999 and 1998, rental expenses increased 6% from $23.2 million in 1998 to $24.6 million in 1999. There was a decrease in marketing expenses consistent with the decrease in marketing dues, but this decrease was outweighed by increases in snow removal costs and the write off of tenant work and lease costs associated with several stores operated by a bankrupt tenant.

     Real estate taxes increased 6% from $11.2 million in the first half of 1998 to $11.9 million in the first half of 1999. If real estate taxes are adjusted for properties acquired in 1999 and 1998, real estate taxes remained constant. Increased taxes on recently redeveloped properties were offset by a refund resulting from the reassessment of a 1997 acquisition.

     Depreciation and amortization expenses increased 13% from $22.0 million in the first half of 1998 to $24.9 million in the first half of 1999 reflecting the impact of property acquisitions and recent tenant work and property improvements.

     During the first six months 1999 the Trust incurred interest expense of $33.3 million, of which $2.8 million was capitalized, as compared to 1998's $28.9 million of which $2.8 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's acquisition and capital improvement programs. The ratio of earnings to combined fixed charges and preferred dividends was 1.54x and 1.54x for the first half of 1999 and 1998, respectively. The ratio of earnings to fixed charges was 1.7x and 1.7x during the first half of 1999 and 1998, respectively. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.1x for the first half of 1999 and 2.1x for the first half of 1998.

     Administrative expenses decreased from $5.8 million in the first half of 1998 to $5.4 million in the first half of 1999,due to cost reductions resulting from the 1998 comprehensive restructuring of the Trust which were larger than the impact of the Emerging Issues Task Force ("EITF") Issue 97-11, which required the expensing of internal costs of acquisition activities beginning in late March 1998. Prior to this date, such costs were capitalized as a component of the basis of the acquired asset.

     During the second quarter of 1999, the Trust recorded a $7.1 million charge, representing the estimated loss on a potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia, thereby valuing the assets at their estimated fair value less estimated costs to sell. The Trust is in active negotiations for the sale of Northeast Plaza which, if successful, would have the effect of increasing portfolio wide occupancy by 100 basis points to nearly 96%.

     As a result of the foregoing items, net income before estimated loss on real estate to be sold increased from $24.7 million in the first half of 1998 to $27.4 million in the first half of 1999, while net income decreased from $24.7 million during the first half of 1998 to $20.4 million during the first half of 1999 and net income available for common shareholders decreased from $20.7 million to $16.4 million.

     The Trust expects growth in net income before loss on sale of real estate and funds from operations during the remainder of 1999 both from contributions of its recent acquisitions and from contributions of its core portfolio, primarily the properties undergoing redevelopment and retenanting. However, growth of net income from the core portfolio is, in part, dependent on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal and trends in the retailing environment. The Trust currently expects that demand for its retail space should remain at levels similar to those in 1998. A weakening of the retail environment could, however, adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space. Growth in net income is also dependent on interest rates and controlling administrative costs. If interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development projects will be negatively impacted due to the variable interest rates on the Trust's revolving credit facilities. The Trust is aggressively managing its administrative expenses through its reorganization efforts.

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

Historical operating results for the three regions are as follows (in thousands):
                           For the six months ended June 30,
                                1999             1998
----------------------------------------------------------------

Rental income
         Northeast            $ 49,910         $ 45,407
         Mid-Atlantic           54,513           50,070
         West                   14,684           11,131
                              --------         --------
                  Total       $119,107         $106,608
                              ========         ========

Net operating income
         Northeast        $ 35,770         $ 32,397
         Mid-Atlantic       39,844           36,930
         West               10,349            7,831
                          --------         --------
                          $ 85,963         $ 77,158
                          ========         ========

The Northeast
-------------

     The Northeast region is comprised of fifty-three assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the first half of 1999 with 1998, rental income increased 10% from $45.4 million in 1998 to $49.9 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 6.5%, primarily due to increases at recently redeveloped and retenanted shopping centers, such as Brick, Finley, Gratiot, Feasterville, and Wynnewood.

     Net operating income increased 10% from $32.4 million in 1998 to $35.8 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 6.5%, primarily due to increases at the recently redeveloped and retenanted shopping centers.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-two assets, located from Baltimore south to metropolitan Washington, D.C. and further south through Virginia, Georgia, and Florida.

     When comparing the first half of 1999 with 1998, rental income increased 9% from $50.1 million in 1998 to $54.5 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 4%, due in part to new anchor leases at several centers.

     When comparing the first half of 1999 with 1998, net operating income increased 8% from $36.9 million in 1998 to $39.8 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 3%.

The West
--------

     The Western region is comprised of thirty-eight assets, located from Texas to the West Coast.

     When comparing the first half of 1999 with 1998, rental income increased 32% from $11.1 million in 1998 to $14.7 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 7.6%, primarily due to increases from recently redeveloped properties in the Los Angeles, California area.

     When comparing the first half of 1999 with 1998, net operating income increased 32% from $7.8 million in 1998 to $10.3 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 4%, primarily due to increases from the recently redeveloped properties in the Los Angeles area.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 and 1998

Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 10% from $54.1 million in the second quarter of 1998 to $59.7 million in the second quarter of 1999. If properties acquired in 1999 and 1998 are excluded, rental income increased 4%, due primarily to the favorable impact of redeveloped and retenanted centers.

     Other property income includes items such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. Other property income decreased 13% from $2.9 million in the second quarter of 1998 to $2.6 million in the second quarter of 1999. Increases in temporary tenant income, an area identified by the Trust as one with additional growth opportunity, were outweighed by decreases in telephone income, lease termination fees and decreases in marketing dues, as the Trust discontinued marketing funds at certain shopping centers in 1999.

     Rental expenses increased 10% from $11.3 million in the second quarter of 1998 to $12.5 million in the second quarter of 1999. If rental expenses are adjusted for properties acquired in 1999 and 1998, rental expenses increased 2.5% from $11.3 million in 1998 to $11.6 million in 1999. There was a decrease in marketing expenses consistent with the decrease in marketing dues, but this decrease was outweighed by the write off of tenant work and lease costs associated with eleven stores operated by a bankrupt tenant.

     Real estate taxes increased 2% from $5.7 million in the second quarter of 1998 to $5.9 million in the second quarter of 1999. If real estate taxes are adjusted for properties acquired in 1999 and 1998, real estate taxes decreased. Increased taxes on recently redeveloped properties were offset by a refund resulting from the reassessment of a 1997 acquisition.

     Depreciation and amortization expenses increased 13% from $11.2 million in the second quarter of 1998 to $12.7 million in the second quarter of 1999 reflecting the impact of property acquisitions and recent tenant work and property improvements.

     During the second quarter of 1999 the Trust incurred interest expense of $17.0 million, of which $1.6 million was capitalized, as compared to 1998's $14.9 million of which $1.5 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's aquisition and capital improvement programs.

     During the second quarter of 1999, the Trust recorded a $7.1 million charge, representing the estimated loss on a potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia, thereby valuing the assets at their estimated fair value less estimated costs to sell. The Trust is in active negotiation for the sale of Northeast Plaza which, if successful, would have the effect of increasing portfolio wide occupancy by 100 basis points to nearly 96%.

     Administrative expenses decreased from $4.0 million in the second quarter of 1998 to $3.2 million in the second quarter of 1999, resulting from the benefits of the 1998 comprehensive restructuring of the Trust.

     As a result of the foregoing items, net income before estimated loss on real estate to be sold increased from $12.0 million in the second quarter of 1998 to $13.9 million in the second quarter of 1999, while net income decreased from $12.0 million during the second quarter of 1998 to $6.8 million during the second quarter of 1999 and net income available for common shareholders decreased from $10.0 million to $4.8 million.

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

Historical operating results for the three regions are as follows (in thousands):
                           For the three months ended June 30,
                                1999             1998
--------------------------------------------------------------------------------

Rental income
         Northeast          $25,052          $23,247
         Mid-Atlantic        27,051           24,931
         West                 7,571            5,949
                            -------          -------
                  Total     $59,674          $54,127
                            =======          =======

Net operating income
         Northeast          $18,643          $17,314
         Mid-Atlantic        19,674           18,479
         West                 5,601            4,176
                            -------          -------
                            $43,918          $39,969
                            =======          =======

The Northeast
-------------

     The Northeast region is comprised of fifty-three assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the second quarter of 1999 with 1998, rental income increased 8% from $23.2 million in 1998 to $25.1 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 4.5%, primarily due to increases at recently redeveloped and retenanted shopping centers, such as Brick, Finley, Gratiot, Feasterville, and Wynnewood.

     Net operating income increased 8% from $17.3 million in 1998 to $18.6 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 4%, primarily due to increases at the recently redeveloped and retenanted shopping centers.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-two assets, located from Baltimore south to metropolitan Washington, D.C. and further south through Virginia, Georgia, and Florida.

     When comparing the second quarter of 1999 with 1998, rental income increased 8.5% from $24.9 million in 1998 to $27.1 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 3.5%, due in part to new anchor leases at several centers.

     When comparing the second quarter of 1999 with 1998, net operating income increased 6.5% from $18.5 million in 1998 to $19.7 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 2%.

The West
--------

     The Western region is comprised of thirty-eight assets, located from Texas to the West Coast.

     When comparing the second quarter of 1999 with 1998, rental income increased 27% from $6.0 million in 1998 to $7.6 million in 1999. Excluding properties acquired since January 1, 1998, rental income decreased 1.5%; increases from recently redeveloped properties in the Los Angeles, California area were outweighed by a decrease at Town & Country Plaza in San Jose, whose occupancy is declining as the center is being vacated in preparation for its razing and subsequent new development.

     When comparing the second quarter of 1999 with 1998, net operating income increased 34% from $4.2 million in 1998 to $5.6 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 2%, primarily due to increases from the recently redeveloped properties in the Los Angeles area.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

     At the 1999 Annual Meeting of Shareholders on May 5, 1999 the Shareholders elected two trustees to serve for the ensuing three years and the Shareholders approved the reorganization of the Trust under the laws of the State of Maryland through an amendment and restatement of the declaration of trust. Holders of
34.3 million shares voted for and holders of 255,000 shares voted against both trustees. Holders of 28.8 million shares voted for the reorganization, holders of 1.1 million shares voted against the reorganization and holders of 365,000 shares abstained.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

     (27) Financial Data Schedules                 Edgar filing only

(B)  Reports on Form 8-K

     A Form 8-K, dated March 31, 1999, was filed on April 28, 1999 in response to Item 5.

     A Form 8-K, dated May 10, 1999, was filed on May 10, 1999 in response to Item 4.

     A Form 8-K, dated May 25, 1999, was filed on May 25, 1999 in response to Item 5 and Item 7.



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

                                                 FEDERAL REALTY INVESTMENT TRUST
                                                 -------------------------------
                                                                    (Registrant)





July 29, 1999                                    Steven J. Guttman
                                                 -----------------
                                                 Steven J. Guttman, President
                                                 (Chief Executive Officer)


July 29, 1999                                    Cecily A. Ward
                                                 --------------
                                                 Cecily A. Ward, Controller
                                                 (Principal Accounting Officer)