Form 10-Q
period 1999-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 1999-11-03
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended: September 30, 1999
                  -----------------------------------------
                           Commission File No. 17533
                           -------------------------


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

          Yes   X  .    No_____.
              -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding at October 20, 1999
------------------------------------        -------------------------------
Common Shares of Beneficial Interest                  40,348,236

This report contains 38 pages, including exhibits.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                              September 30, 1999

                                   I N D E X

PART I.   FINANCIAL INFORMATION                                      PAGE NO.
          Consolidated Balance Sheets
          September 30, 1999 (unaudited) and
          December 31, 1998 (audited)                                   4

          Consolidated Statements of Operations (unaudited)
          Nine months ended September 30, 1999 and 1998                 5

          Consolidated Statements of Operations (unaudited)
          Three months ended September 30, 1999 and 1998                6

          Consolidated Statements
          of Shareholders' Equity (unaudited)
          Nine months ended September 30, 1999                          7

          Consolidated Statements of Cash Flows (unaudited)
          Nine months ended September 30, 1999 and 1998                 8


          Notes to Financial Statements                              9-14

          Management's Discussion and Analysis of                   15-26
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                         27-38

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                              September 30, 1999



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

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                              September 30,     December 31,
                                                                                  1999             1998
                                                                              (unaudited)
                                                                             --------------     -------------
                           ASSETS                                                       (in thousands)
Investments
  Real estate, at cost                                                         $1,729,174        $1,642,136
  Less accumulated depreciation and amortization                                 (319,959)         (286,053)
                                                                             ------------       -----------
                                                                                1,409,215         1,356,083
  Mortgage notes receivable                                                        58,330            51,154
                                                                             ------------       -----------
                                                                                1,467,545         1,407,237
Other Assets
  Cash                                                                             15,090            17,230
  Accounts and notes receivable                                                    18,216            17,873
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                           38,235            38,502
  Debt issue costs                                                                  2,796             3,475
                                                                             ------------       -----------
                                                                               $1,541,882        $1,484,317
                                                                             ============       ===========
              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                             $  122,124        $  122,401
  Mortgages payable                                                                50,684            51,079
  Notes payable                                                                   341,805           263,159
  Accounts payable and accrued expenses                                            34,297            34,073
  Dividends payable                                                                19,465            18,972
  Security deposits                                                                 5,195             5,214
  Prepaid rents                                                                     3,349             3,641
Senior notes                                                                      335,000           335,000
5 1/4% Convertible subordinated debentures                                         75,289            75,289
Investors' interest in consolidated assets                                         44,965            45,542
Commitments and contingencies

Shareholders' equity
   Preferred stock, authorized 15,000,000 shares, $.01 par
    7.95% Series A Cumulative Redeemable Preferred Shares, (stated
    at liquidation preference of $25 per share), 4,000,000 shares
    issued in 1997                                                                100,000           100,000
  Common shares of beneficial interest, $.01 par value,
     100,000,000 shares authorized; 40,370,365 and
     40,139,675 shares, respectively, issued                                          404               401
  Additional paid in capital                                                      712,434           707,323
  Accumulated dividends in excess of Trust net income                            (280,143)         (255,211)
                                                                             ------------       -----------
                                                                                  532,695           552,513

Less 58,419 and 59,425 common shares in treasury - at cost,
 respectively, deferred compensation and subscriptions receivable                 (22,986)          (22,566)
                                                                             ------------       -----------
                                                                                  509,709           529,947
                                                                             ------------       -----------
                                                                               $1,541,882        $1,484,317
                                                                             ============       ===========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                          (unaudited)

                                                     Nine months ended September 30,
                                                         1999              1998
                                                    -------------       -----------
(In thousands, except per share data)

Revenue
  Rental income                                          $181,078       $162,041
  Other property income                                     8,176          7,613
  Interest and other income                                 5,779          3,928
                                                         --------       --------
                                                          195,033        173,582

Expenses
  Rental                                                   39,054         35,274
  Real estate taxes                                        18,344         17,275
  Interest                                                 45,507         39,736
  Administrative                                           10,888         13,401
  Depreciation and amortization                            37,313         33,384
                                                         --------       --------
                                                          151,106        139,070


Operating income before investors' share
  of operations and loss on sale of real estate            43,927         34,512

  Investors' share of operations                           (2,322)        (2,335)
                                                         --------       --------
Income before loss on sale of real estate                  41,605         32,177

  Loss on sale of real estate                              (7,050)             -
                                                         --------       --------
Net Income                                               $ 34,555       $ 32,177

  Dividends on preferred stock                             (5,963)        (5,963)
                                                         --------       --------
Net income available for common shareholders             $ 28,592       $ 26,214
                                                         ========       ========

Earnings per common share, basic
  Income before loss on sale of real estate              $   0.90       $   0.67
  Loss on sale of real estate                               (0.18)             -
                                                         --------       --------
                                                         $   0.72       $   0.67
                                                         ========       ========
Weighted average number of common shares, basic            39,534         39,115
                                                         ========       ========

Earnings per common share, diluted
  Income before loss on sale of real estate              $   0.89       $   0.67
  Loss on sale of real estate                               (0.17)             -
                                                         --------       --------
                                                         $   0.72       $   0.67
                                                         ========       ========
Weighted average number of common shares, diluted          40,639         39,953
                                                         ========       ========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                          (unaudited)

                                                            Three months ended September 30,
                                                               1999                 1998
                                                            --------              ---------
(In thousands, except per share data)
Revenue
  Rental income                                              $61,971               $ 55,433
  Other property income                                        3,349                  2,577
  Interest and other income                                    1,935                    993
                                                            --------              ---------
                                                              67,255                 59,003


Expenses
  Rental                                                      12,950                 12,005
  Real estate taxes                                            6,477                  6,058
  Interest                                                    14,989                 13,639
  Administrative                                               5,474                  7,565
  Depreciation and amortization                               12,381                 11,412
                                                            --------              ---------
                                                              52,271                 50,679

Operating income before investors' share
  of operations                                               14,984                  8,324

  Investors' share of operations                                (798)                  (804)
                                                            --------              ---------
Net Income                                                   $14,186               $  7,520

  Dividends on preferred stock                                (1,988)                (1,988)
                                                            --------              ---------
Net income available for common shareholders                 $12,198               $  5,532
                                                            ========              =========

Earnings per common share, basic

                                                             $  0.31               $   0.14
                                                            ========              =========
Weighted average number of common shares, basic               39,634                 39,233
                                                            ========              =========

Earnings per common share, diluted
                                                             $  0.30               $   0.14
                                                            ========              =========
Weighted average number of common shares, diluted             40,701                 40,067
                                                            ========              =========

The accompanying notes are an integral part of these statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   (unaudited)

                                                                         Nine months ended September 30,
                                                                                      1999
                                                                         -----------         ----------
(In thousands, except per share amounts)                                    Shares              Amount
Common Shares of Beneficial Interest
  Balance, beginning of period                                            40,139,675         $  707,724
  Exercise of stock options                                                   50,167              1,049
  Shares issued under dividend reinvestment plan                             119,869              2,691
  Performance and Restricted Shares granted, net of retirements               60,654              1,374
                                                                         -----------         ----------
  Balance, end of period                                                  40,370,365         $  712,838
                                                                         ===========         ==========


Common Shares of Beneficial Interest
   in Treasury, Deferred Compensation and Subscriptions Receivable
  Balance, beginning of period                                              (979,446)          ($22,566)
  Amortization of deferred compensation                                       32,691                671
  Performance and Restricted Shares granted, net of retirements              (45,654)            (1,039)
  Purchase of shares under share purchase plan                                 9,000                136
  Decrease (increase) in stock option loans, net                              (8,995)              (188)
                                                                         -----------         ----------
  Balance, end of period                                                    (992,404)          ($22,986)
                                                                         ===========         ==========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                                                ($255,211)
  Net income                                                                                     34,555
  Dividends declared to shareholders                                                            (59,487)
                                                                                             ----------
  Balance, end of period                                                                      ($280,143)
                                                                                             ==========

The accompanying notes are an integral part of this statement.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

     (Unaudited)
                                                                                    Nine months ended September 30,
                                                                                    -------------------------------
(In thousands)                                                                          1999                1998
                                                                                    -----------           ---------
OPERATING ACTIVITIES
  Net income                                                                           $ 34,555            $ 32,177
  Adjustments to reconcile net income to net cash
   provided by operations:
    Depreciation and amortization                                                        37,313              33,384
    Loss on sale of real estate                                                           7,050                   -
    Other, net                                                                            1,568               1,153
  Changes in assets and liabilities
    Increase in accounts receivable                                                        (343)               (716)
    Increase in prepaid expenses and other
     assets before depreciation and amortization                                         (3,062)             (6,147)
    (Decrease) increase in operating accounts payable,
     security deposits and prepaid rent                                                  (2,748)              1,954
    Increase (decrease) in accrued expenses                                                 348                (164)
                                                                                    -----------           ---------
  Net cash provided by operating activities                                              74,681              61,641

INVESTING ACTIVITIES
  Acquisition of real estate                                                            (25,337)            (92,946)
  Capital expenditures and development                                                  (64,974)            (46,309)
  Net increase in mortgage notes receivable                                              (7,176)            (17,529)
                                                                                    -----------           ---------
  Net cash used in investing activities                                                 (97,487)           (156,784)

FINANCING ACTIVITIES
  Regular payments on mortgages, capital leases, and
   notes payable                                                                           (879)             (1,466)
  Balloon payment on note and mortgages payable                                               -             (53,534)
  Borrowing of short-term debt, net                                                      78,853             116,009
  Issuance of senior notes, net of costs                                                      -              79,540
  Dividends paid                                                                        (57,113)            (55,342)
  Issuance of shares of beneficial interest                                               2,030               4,229
 Decrease in minority interest, net                                                      (2,225)             (1,384)
                                                                                    -----------           ---------
  Net cash provided by financing activities                                              20,666              88,052
                                                                                    -----------           ---------

Decrease in cash                                                                         (2,140)             (7,091)

Cash at beginning of period                                                              17,230              17,043
                                                                                    -----------           ---------
Cash at end of period                                                                  $ 15,090            $  9,952
                                                                                    ===========           =========

The accompanying notes are an integral part of these statements.

                        Federal Realty Investment Trust

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1998 which contain the Trust's accounting policies and other data.

     Certain amounts presented for September 30, 1998 in the consolidated statements of operations have been reclassified to conform with the September 30, 1999 presentation.

  The following table sets forth the reconciliation between basic and diluted
EPS:

                                     Nine months ended       Three months ended
                                        September 30,            September 30,
Numerator                            1999       1998         1999        1998
Net income available for common
  shareholders - basic               $28,592    $26,214      $12,198     $ 5,532
Income attributable to operating
  partnership units                      552        682           97         268
                                      ------     ------       ------      ------
Net income available for common
   shareholders - diluted            $29,144    $26,896      $12,295     $ 5,800
                                      ======     ======       ======      ======


Denominator
Denominator for basic EPS-
  weighted average shares             39,534     39,115       39,634      39,233
Effect of dilutive securities
  Stock options and awards               234        314          211         225
  Operating partnership units            871        524          856         609
                                      ------     ------       ------      ------
Denominator for diluted EPS           40,639     39,953       40,701      40,067
                                      ======     ======       ======      ======

NOTE B - REAL ESTATE ACQUISITIONS AND DISPOSALS

     During the first nine months of 1999, the Trust acquired a ninety percent interest in three buildings in Hollywood, California for a total cash investment to the Trust of $23.7 million. The first two buildings have 120,000 and 64,000 leasable square feet, respectively. The third building is vacant pending redevelopment.

     In addition, the Trust invested $7.2 million in mortgage notes receivable with an average weighted interest rate of 10% during the first nine months of 1999.

     During the second quarter of 1999, the Trust recorded a $7.1 million charge, representing the estimated loss on a potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia, thereby valuing the assets at their estimated fair value less estimated costs to sell. On October 18, 1999 the Trust sold the 448,000 square foot Northeast Plaza shopping center for $19.6 million, realizing a loss of $6.4 million.

NOTE C - NOTES PAYABLE

     At September 30, 1999 there was $213.0 million borrowed under the Trust's syndicated credit facility, which also represents the maximum drawn during the first three quarters. The weighted average interest rate on borrowings for the nine months ended September 30, 1999 was 5.9%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

NOTE D - ADMINISTRATIVE EXPENSES

     Included in administrative expenses at September 30, 1998 is a $4.7 million charge related to a comprehensive restructuring program, the implementation of which was begun during the fourth quarter of 1998. As of September 30, 1999 cash payments of $3.6 million had been made against the reserve with most of the remaining cash expected to be paid during the remainder of 1999.

     In 1999 in exploring strategic alternatives to maximize shareholder value, the Trust considered spinning off certain of its assets (primarily those related to the development and operation of its main street retail program) in a taxable transaction to shareholders. Shortly thereafter, the remaining assets of the Trust were to be merged with another publicly traded shopping center company in exchange for cash and stock consideration. On September 24, 1999, the Trust announced that merger negotiations were terminated and that the spin off was being reevaluated.

     In preparing for these transactions, the Trust incurred expenses of approximately $2.5 million related to legal, accounting, tax and other advisory services related to the spin off and the merger. Such costs have been expensed in their entirety in the third quarter of 1999 and are reflected as administrative expenses in the accompanying consolidated statement of operations.

     While management continues to evaluate alternatives to maximize shareholder value, there are currently no plans to consummate a spin off or merger transaction.

NOTE E - SHAREHOLDERS' EQUITY

     On February 22, 1999, options for 705,000 shares at a price of $21 1/16 per share, fair value at the date of award, were awarded to officers and certain employees. The options vest evenly over three years.

NOTE F - INTEREST EXPENSE

     The Trust incurred interest expense totaling $50.3 million during the first nine months of 1999 and $44.0 million during the first nine months of 1998, of which $4.8 million and $4.2 million, respectively, was capitalized in connection with development projects. Interest paid was $52.9 million in the first nine months of 1999 and $45.7 million in the first nine months of 1998.

NOTE G - COMMITMENTS AND CONTINGENCIES

     The Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Pursuant to the provisions of the Congressional Plaza partnership agreement, in the event of the exercise of put options by another partner, the Trust would be required to purchase a 37.5% interest of Congressional Plaza at its then fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27 million. On January 1, 1999 the Loehmann's Plaza Limited Partnership Agreement was amended to extend the partnership to December 31, 2000 and to delete the put and call options.

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

     Under the terms of other partnerships, the partners may exchange their 814,589 operating units into cash or the same number of common shares of the Trust, at the option of the Trust. During the third quarter of 1999 the Trust exchanged 64,952 operating units for cash of $1.6 million.

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

     In addition, the Trust is developing, with the aid of an outside consultant, a business continuity plan for its critical internal systems, which is to be completed during the fourth quarter of 1999. Management does not anticipate needing to employ the plan. Costs spent to date and projections of future costs are not expected to exceed $75,000.

NOTE H - COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended September 30 are as follows (in thousands):

                                   Nine months                Three months

                                 1999      1998             1999       1998
                                 ----      ----             ----       ----
Retail properties
 Minimum rents                $146,446   $131,069          $49,728    $45,442
 Cost reimbursements            28,644     25,138           10,110      8,220
 Percentage rents                3,986      3,909            1,460      1,123
 Apartments                      2,002      1,925              673        648
                               -------    -------           ------     ------
                              $181,078   $162,041          $61,971    $55,433
                               =======    =======           ======     ======

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

     A summary of the Trust's operations by geographic region is presented below (in thousands):

Nine months ended             North      Mid-
September 30, 1999            East     Atlantic      West      Other     Total
--------------------------------------------------------------------------------
Rental income               $ 75,596   $ 82,710   $ 22,772            $  181,078
Other income                   4,419      2,719      1,038                 8,176
Interest income                                                5,779       5,779
Rental expense               (15,217)   (18,160)    (5,677)              (39,054)
Real estate tax               (9,538)    (6,744)    (2,062)              (18,344)
                             -------    -------    -------   -------   ---------
 Net operating income         55,260     60,525     16,071     5,779     137,635
Interest expense                                             (45,507)    (45,507)
Administrative expense                                       (10,888)    (10,888)
Depreciation and
 amortization                (16,784)   (17,024)    (2,879)     (626)    (37,313)
                             -------    -------    -------   -------   ---------
Income before investors'
 share of operations        $ 38,476   $ 43,501   $ 13,192   (51,242) $   43,927
                             =======    =======    =======   =======   =========
Capital expenditures        $ 24,407   $ 17,401   $ 53,160            $   94,968
                             =======    =======    =======             =========
Real estate assets          $707,982   $687,134   $334,058            $1,729,174
                             =======    =======    =======             =========

Nine months ended           North              Mid-
September 30, 1998            East            Atlantic          West               Other          Total
------------------------------------------------------------------------------------------------------------
Rental income               $ 68,882          $ 75,854         $  17,305                          $  162,041
Other income                   4,370             2,590               653                               7,613
Interest income                                                                       3,928            3,928
Rental expense               (14,742)          (16,301)           (4,231)                            (35,274)
Real estate tax               (9,485)           (6,124)           (1,666)                            (17,275)
                            --------          --------         ---------            -------       ----------
 Net operating income         49,025            56,019            12,061              3,928          121,033
Interest expense                                                                    (39,736)         (39,736)
Administrative expense                                                              (13,401)         (13,401)
Depreciation and
 amortization                (14,475)          (16,145)           (1,701)            (1,063)         (33,384)
                            --------          --------         ---------            -------       ----------
Income before investors'
 share of operations        $ 34,550          $ 39,874         $  10,360            (50,272)      $   34,512
                            ========          ========         =========            =======       ==========
Capital expenditures        $ 46,111          $ 54,555         $  65,464                          $  166,130
                            ========          ========         =========                          ==========
Real estate assets          $675,442          $670,803         $ 270,026                           1,616,271
                            ========          ========         =========                          ==========


Three months ended          North              Mid-
September 30, 1999            East            Atlantic          West               Other          Total
------------------------------------------------------------------------------------------------------------
Rental income               $ 25,686          $ 28,197         $   8,088                          $   61,971
Other income                   1,869             1,155               325                               3,349
Interest income                                                                       1,935            1,935
Rental expense                (4,541)           (6,322)           (2,087)                            (12,950)
Real estate tax               (3,524)           (2,349)             (604)                             (6,477)
                            --------          --------         ---------            -------       ----------
 Net operating income         19,490            20,681             5,722              1,935           47,828
Interest expense                                                                    (14,989)         (14,989)
Administrative expense                                                               (5,474)          (5,474)
Depreciation and
 amortization                 (5,710)           (5,501)             (993)              (177)         (12,381)
                            --------          --------         ---------            -------       ----------
Income before investors'
 share of operations        $ 13,780          $ 15,180         $   4,729            (18,705)      $   14,984
                            ========          ========         =========            =======       ==========
Capital expenditures        $ 11,240          $  5,801         $  10,228                          $   27,269
                            ========          ========         =========                          ==========
Real estate assets          $707,982          $687,134         $ 334,058                          $1,729,174
                            ========          ========         =========                          ==========

Three months ended          North              Mid-
September 30, 1998            East            Atlantic          West               Other          Total
------------------------------------------------------------------------------------------------------------
Rental income               $ 23,475          $ 25,784         $   6,174                          $   55,433
Other income                   1,576               813               188                               2,577
Interest income                                                                         993              993
Rental expense                (4,986)           (5,428)           (1,591)                            (12,005)
Real estate tax               (3,437)           (2,080)             (541)                             (6,058)
                            --------          --------         ---------            -------       ----------
 Net operating income         16,628            19,089             4,230                993           40,940
Interest expense                                                                    (13,639)         (13,639)
Administrative expense                                                               (7,565)          (7,565)
Depreciation and
 amortization                 (4,973)           (5,397)             (688)              (354)         (11,412)
                            --------          --------         ---------            -------       ----------
Income before investors'
 share of operations        $ 11,655          $ 13,692             3,542            (20,565)      $    8,324
                            ========          ========         =========            =======       ==========
Capital expenditures        $ 30,301          $ 43,682         $  30,319                          $  104,302
                            ========          ========         =========                          ==========
Real estate assets          $675,442          $670,803         $ 270,026                          $1,616,271
                            ========          ========         =========                          ==========

There are no transactions between geographic areas.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q

                              September 30, 1999

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

STRATEGIC TRANSACTIONS

     In exploring strategic alternatives to maximize shareholder value, the Trust considered spinning off certain of its assets (primarily those related to the development and operation of its main street retail program) in a taxable transaction to shareholders. Shortly thereafter, the remaining assets of the Trust were to be merged with another publicly traded shopping center company in exchange for cash and stock consideration. On September 24, 1999, the Trust announced that merger negotiations were terminated and that the spin off was being reevaluated.

     In preparing for these transactions, the Trust incurred expenses of approximately $2.5 million related to legal, accounting, tax and other advisory services related to the spin off and the merger. Such costs have been expensed in their entirety in the third quarter of 1999 and are reflected as administrative expenses in the accompanying consolidated statement of operations.

     While management continues to evaluate alternatives to maximize shareholder value, there are currently no plans to consummate a spin off or merger transaction.

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

     Net cash provided by operating activities was $74.7 million in the first nine months of 1999 and $61.6 million in the first nine months of 1998 of which $57.1 million and $55.3 million, respectively, was distributed to shareholders. Contributions from newly acquired properties and from retenanted and redeveloped properties, as more fully described below, were the primary sources of these increases.

     Net cash used in investing activities was $97.5 million during the first nine months of 1999 and $156.8 million during the first nine months of 1998. The Trust purchased real estate totaling $26.3 million during the first nine months of 1999 and $123.1 million in the first nine months of 1998, requiring cash outlays of $23.7 million and $92.9 million, respectively. In addition, the Trust purchased 64,952 operating units in Kings Court shopping center in California from a minority partner for $1.6 million in cash. During these two periods, the Trust expended an additional $65.0 million and $46.3 million, respectively, in capital improvements to its properties. The Trust invested $7.2 million during the first nine months of 1999 and $17.5 million during the first nine months of 1998 in mortgage notes receivable with an average weighted interest rate of 10%.

     During the first nine months of 1999, the Trust acquired a ninety percent interest in three buildings in Hollywood, California for a total cash investment to the Trust of $23.7 million. The first two buildings have 120,000 and 64,000 leasable square feet, respectively. The third building is vacant pending redevelopment. In addition, the Trust increased its equity interest in Kings Court shopping center in Los Gatos, California by purchasing 64,952 operating units from a minority owner for $1.6 million.

     Approximately $26.0 million was invested during the first nine months of 1999 in predevelopment and development projects in Bethesda, Maryland; Los Gatos, California; San Antonio, Texas; and Arlington, Virginia. Furthermore, the Trust is devoting considerable time and internal resources to identify additional development opportunities.

     In October 1999, the Trust sold Northeast Plaza Shopping Center in Atlanta, Georgia for $19.6 million in cash, realizing a loss of $6.4 million. Separately, mortgage notes receivable of $5.3 million were repaid in October 1999. The cash from these transactions was used to pay down the Trust's line of credit.

     Net cash provided by financing activities, before dividend payments, was $77.8 million in the first nine months of 1999 and $143.4 million in the first nine months of 1998. The Trust utilized its unsecured line of credit to fund acquisitions and capital expenditures in 1999. At September 30, 1999 there was $213.0 million borrowed under this syndicated credit facility, which also represents the maximum drawn during the first nine months of the year. At November 1, 1999 borrowings under the line were $205.0 million. The weighted average interest rate on borrowings for the nine months ended September 30, 1999 was 5.9%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

     Capital requirements for the remainder of 1999 relate to the Trust's new development efforts, improvements and redevelopments on existing properties, and tenant work and allowances. Initial funding for such projects is expected to be provided under the line of credit facility.

     The Trust will need additional capital in order to fund future acquisitions, expansions, developments and upcoming debt maturities, including its $100 million of 8.875% Notes due January 15, 2000. The Trust is in refinancing discussions with certain banks and other advisors and is confident in its ability to refinance these notes at competitive interest rates. Other sources for future funding may be additional debt, additional equity, proceeds from the sale of properties, joint venture relationships, and the issuance of operating partnership units. The timing and choice of capital sources will depend on the cost and availability of that capital, among other things. Moody's Investors Service has assigned a Baa1 rating to the Trust's senior unsecured debt and has placed that rating under review with direction uncertain. A downgrade by both Moody's and Standard and Poor's would result in modestly higher interest costs to the Trust on certain of its debt issues. The Trust believes, based on past experience, that access to the capital needed to execute its business plan will be available to it.

CONTINGENCIES

     The Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Pursuant to the provisions of the Congressional Plaza partnership agreement, in the event of the exercise of put options by another partner, the Trust would be required to purchase a 37.5% interest of Congressional Plaza at its then fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27 million. On January 1, 1999 the Loehmann's Plaza Limited Partnership Agreement was amended to extend the partnership to December 31, 2000 and to delete the put and call options.

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

     Under the terms of other partnerships, the partners may exchange their 814,589 operating units into cash or the same number of common shares of the Trust, at the option of the Trust. During the third quarter of 1999 the Trust redeemed 64,952 operating units for cash of $1.6 million.

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

     In addition, the Trust is developing, with the aid of an outside consultant, a business continuity plan for its critical internal systems, which is to be completed during the fourth quarter. Management does not anticipate needing to employ the plan. Costs spent to date and projections of future costs are not expected to exceed $75,000.

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

     The reconciliation of net income to funds from operations is as follows:

                                             Nine months ending         Three months ending
                                               September 30,              September 30,
                                             1999        1998             1999       1998
Net income available for common
  shareholders - basic                      $28,592      $26,214         $12,198    $ 5,532
Estimated loss on sale of real
  estate                                      7,050            -               -          -
Nonrecurring charge                                        4,665                      4,665
Depreciation and amortization of
  real estate assets                         33,849       30,229          11,232     10,323
Amortization of initial direct
  costs of leases                             2,235        1,827             775        646
Income attributable to operating
  partnership units                             552          682             191        268
                                            -------      -------         -------    -------
Funds from operations                       $72,278      $63,617         $24,396    $21,434
                                            =======      =======         =======    =======

NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 12% from $162.0 million in the first nine months of 1998 to $181.1 million in the first nine months of 1999. If properties acquired in 1999 and 1998 are excluded, rental income increased 6%, due primarily to the favorable impact of redeveloped and retenanted centers.

     Other property income includes items such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees, and temporary tenant income. Other property income increased 7% from $7.6 million in the first nine months of 1998 to $8.2 million in the first nine months of 1999. Increases in temporary tenant income, an area identified by the Trust as one with additional growth opportunity, and lease termination fees surpassed decreases in telephone income and decreases in marketing dues, as the Trust discontinued marketing funds at certain shopping centers in 1999.

     Rental expenses increased 11% from $35.3 million in the first nine months of 1998 to $39.1 million in the first nine months of 1999.

If rental expenses are adjusted for properties acquired in 1999 and 1998, rental expenses increased 5% from $35.1 million in 1998 to $36.9 million in 1999. There was a decrease in marketing expenses consistent with the decrease in marketing dues, but this decrease was outweighed by increases in snow removal costs and the write off of tenant work and lease costs associated with several stores operated by a bankrupt tenant.

     Real estate taxes increased 6% from $17.3 million in the first nine months of 1998 to $18.3 million in the first nine months of 1999. If real estate taxes are adjusted for properties acquired in 1999 and 1998, real estate taxes remained relatively constant. Increased taxes on recently redeveloped properties were offset by a refund resulting from the reassessment of a 1997 acquisition.

     Depreciation and amortization expenses increased 12% from $33.4 million in the first nine months of 1998 to $37.3 million in the first nine months of 1999 reflecting the impact of property acquisitions and recent tenant work and property improvements.

     During the first nine months of 1999 the Trust incurred interest expense of $50.3 million, of which $4.8 million was capitalized, as compared to 1998's $44.0 million of which $4.2 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's acquisition and capital improvement programs. This combination of higher leverage with low interest rates has positively impacted the Trust's net income and funds from operations. The ratio of earnings to combined fixed charges and preferred dividends was 1.54x and 1.43x for the first nine months of 1999 and 1998, respectively. The ratio of earnings to fixed charges was 1.7x and 1.6x during the first nine months of 1999 and 1998, respectively. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.2x for the first nine months of 1999 and 1998.

     Administrative expenses decreased from $13.4 million in the first nine months of 1998 to $10.9 million in the first nine months of 1999. During the third quarter of 1998, the Trust recorded a $4.7 million charge related to a comprehensive restructuring program. During the third quarter of 1999 the Trust, in exploring strategic alternatives to maximize shareholder value, considered spinning off certain of its assets and merging the remaining assets with another publicly traded shopping center company. On September 24, 1999, the Trust announced that merger negotiations were terminated and that the spin off was being reevaluated. In preparing for these transactions, the Trust incurred expenses of approximately $2.5 million related to legal, accounting, tax and other advisory services related to the spin off and the merger. Such costs have been expensed in their entirety in the third quarter of 1999. There are currently no plans to consummate a spin off or merger transaction.

     During the second quarter of 1999, the Trust recorded a $7.1 million charge, representing the estimated loss on a potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia, thereby valuing the assets at their estimated fair value less estimated costs to sell. On October 18, 1999 the Trust sold the 448,000 square foot Northeast Plaza shopping center for $19.6 million, realizing a loss of $6.4 million.

     As a result of the foregoing items, net income before estimated loss on the sale of real estate increased from $32.2 million in the first nine months of 1998 to $41.6 million in the first nine months of 1999, with net income increasing from $32.2 million during the first nine months of 1998 to $34.6 million during the first nine months of 1999 and net income available for common shareholders increasing from $26.2 million to $28.6 million.

     The Trust expects growth in net income before loss on sale of real estate and funds from operations during the remainder of 1999 both from contributions of its recent acquisitions and from contributions of its core portfolio, primarily the properties undergoing redevelopment and retenanting. However, growth of net income from the core portfolio is, in part, dependent on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal, and trends in the retailing environment such as the evolution of the internet. The Trust currently expects that demand for its retail space should remain at levels similar to those in 1998. A weakening of the retail environment could, however, adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space. Growth in net income is also dependent on interest rates and controlling administrative costs. If interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development projects will be negatively impacted due to the variable interest rates on the Trust's revolving credit facilities. The Trust is aggressively managing its administrative expenses through its reorganization efforts.

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

Historical operating results for the three regions are as follows (in thousands)(unaudited):

                  For the nine months ended September 30,
                           1999          1998
----------------------------------------------------------
Rental income
     Northeast           $ 75,596      $ 68,882
     Mid-Atlantic          82,710        75,854
     West                  22,772        17,305
                         --------      --------
          Total          $181,078      $162,041
                         ========      ========

Net operating income
     Northeast           $ 55,260      $ 49,025
     Mid-Atlantic          60,525        56,019
     West                  16,071        12,061
                         --------      --------
                         $131,856      $117,105
                         ========      ========

The Northeast
--------------

     The Northeast region is comprised of fifty-three assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the first nine months of 1999 with 1998, rental income increased 10% from $68.9 million in 1998 to $75.6 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 7%, primarily due to increases at recently redeveloped and retenanted shopping centers, such as Brick, Finley, Gratiot, Feasterville, and Wynnewood.

     Net operating income increased 13% from $49.0 million in 1998 to $55.3 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 9%, primarily due to increases at the recently redeveloped and retenanted shopping centers.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-two assets, located from Baltimore south to metropolitan Washington, D.C. and further south through Virginia, Georgia, and Florida.

     When comparing the first nine months of 1999 with 1998, rental income increased 9% from $75.9 million in 1998 to $82.7 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 4%, due in part to new anchor leases at several centers.

     When comparing the first nine months of 1999 with 1998, net operating income increased 8% from $56.0 million in 1998 to $60.5 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 3%.

The West
--------

     The Western region is comprised of thirty-nine assets, located from Texas to the West Coast.

     When comparing the first nine months of 1999 with 1998, rental income increased 32% from $17.3 million in 1998 to $22.8 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 10%; increases from recently redeveloped properties in the Los Angeles, California area outweighed a decrease at Town & Country Plaza in San Jose, where occupancy is declining as the center is being vacated in preparation for its razing and subsequent new development.

     When comparing the first nine months of 1999 with 1998, net operating income increased 33% from $12.1 million in 1998 to $16.1 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 9%, primarily due to increases from the recently redeveloped properties in the Los Angeles area.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 12% from $55.4 million in the third quarter of 1998 to $62.0 million in the third quarter of 1999. If properties acquired in 1999 and 1998 are excluded, rental income increased 7%, due primarily to the favorable impact of redeveloped and retenanted centers.

     Other property income includes items such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. Other property income increased 30% from $2.6 million in the third quarter of 1998 to $3.3 million in the third quarter of 1999. Increases in lease termination fees and temporary tenant income, an area identified by the Trust as one with additional growth opportunity, were the major component of the increase.

     Rental expenses increased 8% from $12.0 million in the third quarter of 1998 to $13.0 million in the third quarter of 1999. If rental expenses are adjusted for properties acquired in 1999 and 1998, rental expenses increased 7% from $13.1 million in 1998 to $14.1 million in 1999.

     Real estate taxes increased 7% from $6.1 million in the third quarter of 1998 to $6.5 million in the third quarter of 1999. If real estate taxes are adjusted for properties acquired in 1999 and 1998, real estate taxes only increased slightly, primarily on recently redeveloped properties.

     Depreciation and amortization expenses increased 8% from $11.4 million in the third quarter of 1998 to $12.4 million in the third quarter of 1999 reflecting the impact of property acquisitions and recent tenant work and property improvements.

     During the third quarter of 1999 the Trust incurred interest expense of $17.0 million, of which $2.0 million was capitalized, as compared to 1998's $15.1 million of which $1.4 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's acquisition and capital improvement programs. This combination of higher leverage with low interest rates has positively impacted the Trust's net income and funds from operations.

     Administrative expenses decreased from $7.6 million in the third quarter of 1998 to $5.5 million in the third quarter of 1999. During the third quarter of 1998, the Trust recorded a $4.7 million charge related to a comprehensive restructuring program. During the third quarter of 1999 the Trust, in exploring strategic alternatives to maximize shareholder value, considered spinning off certain of its assets and merging the remaining assets with another publicly traded shopping center company. On September 24, 1999, the Trust announced that merger negotiations were terminated and that the spin off was being reevaluated. In preparing for these transactions, the Trust incurred expenses of approximately $2.5 million related to legal, accounting, tax and other advisory services related to the spin off and the merger. Such costs have been expensed in their entirety in the third quarter of 1999. There are currently no plans to consummate a spin off or merger transaction.

     As a result of the foregoing items, net income increased from $7.5 million in the third quarter of 1998 to $14.2 million in the third quarter of 1999, while net income available for common shareholders increased from $5.5 million to $12.2 million.

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

Historical operating results for the three regions are as follows (in thousands)(unaudited):

                      For the three months ended September 30,
                           1999             1998
-------------------------------------------------------------
Rental income
     Northeast            $25,686         $23,475
     Mid-Atlantic          28,197          25,784
     West                   8,088           6,174
                          -------          ------
          Total           $61,971         $55,433
                          =======         =======

Net operating income
     Northeast            $19,490         $16,628
     Mid-Atlantic          20,681          19,089
     West                   5,722           4,230
                          -------          ------
                          $45,893         $39,947
                          =======         =======

The Northeast
--------------

     The Northeast region is comprised of fifty-three assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the third quarter of 1999 with 1998, rental income increased 9% from $23.5 million in 1998 to $25.7 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 7%, primarily due to increases at recently redeveloped and retenanted shopping centers, such as Brick, Finley, Gratiot, Feasterville, and Wynnewood.

     Net operating income increased 17% from $16.6 million in 1998 to $19.5 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 15%, primarily due to increases at the recently redeveloped and retenanted shopping centers.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-two assets, located from Baltimore south to metropolitan Washington, D.C. and further south through Virginia, Georgia, and Florida.

     When comparing the third quarter of 1999 with 1998, rental income increased 9% from $25.8 million in 1998 to $28.2 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 4%, due in part to new anchor leases and retenanting at several centers.

     When comparing the third quarter of 1999 with 1998, net operating income increased 8% from $19.1 million in 1998 to $20.7 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 3%.

The West
--------

     The Western region is comprised of thirty-nine assets, located from Texas to the West Coast.

     When comparing the third quarter of 1999 with 1998, rental income increased 31% from $6.2 million in 1998 to $8.1 million in 1999. Excluding properties acquired since January 1, 1998, rental income increased 15%; increases from recently redeveloped properties in the Los Angeles, California area outweighed a decrease at Town & Country Plaza in San Jose, whose occupancy is declining as the center is being vacated in preparation for its razing and subsequent new development.

     When comparing the third quarter of 1999 with 1998, net operating income increased 35% from $4.2 million in 1998 to $5.7 million in 1999. Excluding properties acquired since January 1, 1998, net operating income increased 11%, primarily due to increases from the recently redeveloped properties in the Los Angeles area.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits
     (10) Material Contracts
          Severance Agreement between Federal Realty Investment Trust and Howard S. Biel as of September 7, 1999 is filed as an exhibit hereto.
                                                         Pp. 27 - 37

     (27) Financial Data Schedules                       Edgar filing only

(B)  Reports on Form 8-K

     A Form 8-K, dated June 30, 1999, was filed on July 29, 1999 in response to
Item 5.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FEDERAL REALTY INVESTMENT TRUST
                                    -------------------------------
                                                       (Registrant)



November 3, 1999                    Steven J. Guttman
                                    -----------------
                                    Steven J. Guttman, President
                                    (Chief Executive Officer)


November 3, 1999                    Cecily A. Ward
                                    --------------
                                    Cecily A. Ward, Controller
                                    (Principal Accounting Officer)