Form 10-K405
period 1999-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2000-03-21
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                   FORM 10-K
       For Fiscal Year Ended:December 31,1999 Commission File No.1-07533
       -----------------------------------------------------------------

                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                 Maryland                             52-0782497
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              identification No.)

            1626 East Jefferson Street, Rockville, Maryland  20852
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (301) 998-8100
              --------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of Each Exchange
Title of Each Class                                   on Which Registered
-------------------                                   ---------------------
Common Shares of Beneficial Interest                  New York Stock Exchange
Common Stock Purchase Rights                          New York Stock Exchange
7.95% Series A Cumulative Redeemable
 Preferred Shares                                     New York Stock Exchange
  Securities registered pursuant to Section 12(g) of the Act:
6 5/8% Senior Notes                                   6.74% Medium-Term Notes
7.48% Senior Debentures                               6.99% Medium-Term Notes
8 7/8% Senior Notes                                   6.82% Medium-Term Notes
8%     Senior Notes                                   8.75% Notes
Subordinated Debt Securities*
* None issued, registered pursuant to a shelf registration

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
                                               -----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  At March 14, 2000, the aggregate market value of Common Shares of Beneficial Interest of Federal Realty Investment Trust held by nonaffiliates was $746.6 million based upon the closing price of such Shares on the New York Stock Exchange.

 Indicate the number of shares outstanding of each of the issuers' classes of common stock.
Class                               Outstanding at March 14, 2000
-----                               -----------------------------
Common Shares of Beneficial Interest           39,557,553

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------



  PART III
  --------

       Portions of the Trust's Proxy Statement in connection with its Annual Meeting to be held on May 3, 2000 (hereinafter called "2000 Proxy Statement"). Specifically, the Sections entitled "Summary Compensation Table", "Employment Agreements;Termination of Employment and Change in Control Arrangements", "Aggregated Option Exercises in 1999 and December 31, 1999 Option Values", and "Compensation Committee Interlocks and Insider Participation", "Ownership of Shares by Trustees and Officers", "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2000 Proxy Statement are incorporated herein by reference.

  PART I & II
  -----------

  Item 1.  Business
  -------  --------


    Federal Realty Investment Trust (the "Trust") is engaged in the ownership, management, development and redevelopment of prime retail properties. Founded in 1962, the Trust is a self-administered equity real estate investment trust. The Trust consolidates the financial statements of various entities which it controls. At December 31, 1999 the Trust owned 123 retail or mixed use properties and one apartment complex.

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

    An important part of the Trust's strategy has been to acquire older, well-located properties in prime, densely populated and affluent areas and to enhance their operating performance through a program of renovation, expansion, reconfiguration and retenanting. The Trust's traditional focus has been on community and neighborhood shopping centers that are anchored by supermarkets, drug stores or high volume, value oriented retailers that provide consumer necessities. Late in 1994, recognizing a trend of consumer shopping preferences and retailer expansion to main streets, the Trust expanded its investment strategy to include shopping centers and retail and mixed use buildings in prime established main street shopping areas. In addition, since 1997 the Trust has obtained control of various land parcels for the purpose of developing urban mixed-use projects that center around the retail component. The Trust believes that these mixed use developments are an important source of its growth in the future.

    The Trust continually evaluates its properties for renovation, retenanting and expansion opportunities. Similarly, the Trust regularly reviews its portfolio and from time to time considers selling properties that no longer fit the Trust's investment criteria and therefore should be monetized or exchanged into other real estate assets. Proceeds from the sale of such properties may be used either to acquire other properties (including funding for development) or to help fund the Trust's share repurchase programs.

    The Trust's portfolio of properties has grown from 54 as of January 1, 1995 to 124 at December 31, 1999. During this five year period the Trust acquired 76 retail properties for approximately $651 million. During this same period six shopping centers were sold. Also during this period the Trust spent over $308 million to develop, renovate, expand, improve and retenant its properties. Although the Trust usually purchases a 100% fee interest in its acquisitions, on occasion, it has entered into leases as a means of acquiring properties. In addition, the Trust has purchased certain properties in partnership with others. Certain of the partnerships, known as "downreit partnerships", are a means of allowing property owners to make a tax deferred contribution of their property in exchange for partnership units, which receive the same distributions as Trust common shares and may be convertible into common shares of the Trust. The majority of acquisitions are funded with cash, but, on occasion, usually in connection with the partnerships, debt financing is used. Since a significant portion of cash provided by operating activities is distributed to common and preferred shareholders, capital outlays for acquisitions, developments and redevelopments require debt or equity funding.

    The Trust's 124 properties are located in fifteen states and the District of Columbia. Twenty-six of the properties are located in the Washington, D.C. metropolitan area; twenty-four are in California; fourteen are in Connecticut; ten are in Pennsylvania, primarily in the Philadelphia area; ten are in New Jersey; twelve are in Texas; seven are in Illinois; three are in Virginia; four are in Massachusetts; seven are in New York; two are in Florida; two are in Arizona; and there is one in each of the following states: Michigan, North Carolina and Oregon. No single property accounts for over 10% of the Trust's revenues.

    The Trust has traditionally operated its business as a single business segment. During the fourth quarter of 1998, however, the Trust completed a comprehensive restructuring program which, among other things, changed the Trust's operating structure from a functional hierarchy to an asset management model, where small focused teams are responsible for a portfolio of assets.
  As a result the Trust has divided its portfolio of properties into three operating regions: the Northeast, Mid-Atlantic and West. Each region is operated under the direction of a regional chief operating officer, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions. (See "Segment Results" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the segments and their results.)

    The Trust has approximately 2,200 tenants, ranging from sole proprietors to major national retailers; no one tenant or corporate group of tenants accounts for 2% or more of revenue. The Trust's leases with these tenants are classified as operating leases and typically are structured to include minimum rents, percentage rents based on tenants' gross sales volumes and reimbursement of certain operating expenses and real estate taxes.

    The Trust continues to seek older, well-located shopping centers and retail buildings to acquire, renovate, retenant and remerchandise, thereby enhancing their revenue potential. The Trust also continues to identify and secure additional sites for new development. During each of the years ended December 31, 1999, 1998 and 1997, retail or mixed-use properties have contributed 96% of the Trust's total revenue. The extent to which the Trust might mortgage or otherwise finance investments varies with the investment involved and the economic climate.

    The success of the Trust depends upon, among other factors, the trends of the economy, access to capital, interest rates, construction costs, retailing trends, income tax laws, increases or decreases in operating expenses, governmental regulations, population trends, zoning laws, legislation and the ability of the Trust to keep its properties leased at profitable levels. The Trust competes for tenants with other real estate owners and the Trust's properties account for only a small fraction of the retail space available for lease. The Trust competes for investment opportunities and debt and equity capital with individuals, partnerships, corporations, financial institutions, life insurance companies, pension funds, trust funds and other real estate investment trusts.

       Investments in real property create a potential for environmental liability on the part of the current and previous owners of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any property, the owner or operator of the property may be held liable for costs and liabilities relating to such hazardous substances. The Trust has environmental insurance on many of its properties. Subject to certain exclusions and deductibles, the insurance provides coverage for unidentified, pre-existing conditions and for future contamination caused by
  tenants and third parties.    The Trust's current policy is to require an
  environmental study on each property it seeks to acquire. On recent acquisitions, any substances identified prior to closing which are required, by applicable laws, to be remediated have been or are in the process of investigation and remediation. Costs related to the abatement of asbestos which increase the value of Trust properties are capitalized. Other costs are expensed. In 1999 and 1998 approximately $952,000 and $616,000, respectively, of which $654,000 and $453,000, respectively, was capitalized abatement costs, was spent on environmental matters. The Trust has budgeted approximately $650,000 in 2000 for environmental matters, a majority of which is projected for asbestos abatement.

  Current Developments
  --------------------

    In May 1999 the Trust, which had been founded as a District of Columbia business trust in 1962, reorganized as a Maryland real estate investment trust by amending and restating its declaration of trust and bylaws.

   During 1999 while exploring strategic alternatives to   maximize shareholder
 value, the Trust considered spinning off certain of its assets (primarily those related to the development and operation of its main street retail program) in a taxable transaction to shareholders. Shortly thereafter, the remaining assets of the Trust were to be merged with another publicly traded shopping center company in exchange for cash and stock consideration. On September 24, 1999, the Trust announced that merger negotiations were terminated and that the spin-off was being reevaluated.

   In preparing for these transactions, the Trust incurred expenses of approximately $2.8 million related to legal, accounting, tax and other advisory services related to the proposed spin-off and the merger. Such costs have been expensed and are reflected as administrative expenses in the accompanying consolidated statement of operations. While management continues to evaluate alternatives to maximize shareholder value, there are currently no plans to consummate a spin-off or merger transaction.

    In 1999, $26.4 million of real estate, consisting of three street retail properties, was acquired. Improvements to properties totalled $95.1 million, including $38.7 million on predevelopment and development projects in Bethesda, Maryland; Los Gatos, California; San Jose, California; San Antonio, Texas; and Arlington, Virginia. The Trust invested $2.3 million in mortgage notes receivable with an average weighted stated interest rate of 10%. Northeast Plaza in Atlanta, Georgia was sold in October 1999 for $19.6 million, resulting in a loss of $6.3 million.

    The Trust utilized its unsecured line of credit to fund these acquisitions and capital expenditures. Repayments on the line of credit were made from the proceeds of the sale of Northeast Plaza as well as the issuance on November 30, 1999 of $175 million of 8.75% Senior Notes due December 1, 2009.

    In December 1999 the Trustees authorized a share repurchase program of up to an aggregate of 4 million of the Trust's common shares. The repurchase program will end upon the earlier of December 31, 2000 or the date when the repurchase limit has been met. As of December 31, 1999, 140,400 shares had been repurchased, at a cost of $2.6 million. As of March 14, 2000, 1,048,600 shares at a cost of $20.0 million had been repurchased.

       At December 31, 1999 the Trust had 192 full-time employees.

Executive Officers of the Trust
-------------------------------

  The Executive Officers at December 31, 1999 were:


       Name                Age               Position with Trust
       ----                ---               -------------------

Steven J. Guttman           53               President, Chief Executive
                                             Officer and Trustee

Howard S. Biel              52               Senior Vice President, Chief
                                             Development Officer

Nancy J. Herman             36               Vice President, General Counsel
                                             and Secretary

Ron D. Kaplan               36               Senior Vice President-Capital
                                             Markets, Chief Investment Officer

Cecily A. Ward              53               Vice President-Controller and
                                             Treasurer

Donald C. Wood              39               Senior Vice President - Chief
                                             Operating Officer and Chief
                                             Financial Officer

Steven J. Guttman has been the Trust's President and Chief Executive Officer since April 1980. Mr. Guttman has been associated with the Trust since 1972, became Chief Operating Officer in 1975 and became a Managing Trustee in 1979.

Howard S. Biel joined the Trust in January 1998 as Senior Vice President-Chief Development Officer. From 1991 through 1997, Mr. Biel was Regional Partner for Faison where he was responsible for the development of over one million square feet of retail and entertainment space in the Mid-Atlantic and Northeast regions. From 1986 through 1990, Mr. Biel was Executive Vice President for Western Development Corporation (now the Mills Corporation) where he oversaw the development and management of over seven million square feet of value oriented super-regional shopping malls. From 1979 through 1985, he was Senior Vice President for Development at the Edward J. DeBartolo Corporation where he was responsible for the planning and development of ten regional malls and several urban mixed-use projects.

Nancy J. Herman became the Trust's Vice President, General Counsel and Secretary on December 21, 1998. In this position, Ms. Herman has overall responsibility for the Trust's legal affairs and human resources. Ms. Herman joined the Trust in 1990 as a staff attorney. Since that time, she has had responsibility for managing legal issues related to environmental matters, intellectual property and computers, insurance and other legal matters. Prior to joining the Trust in 1990, Ms. Herman practiced real estate law at Hogan & Hartson L.L.P.

Ron D. Kaplan joined the Trust in November 1992 as Vice President-Capital Markets. Mr. Kaplan was formerly a Vice President of Salomon Brothers Inc where he was responsible for capital raising and financial advisory services for public and private real estate companies. While at Salomon Brothers which he joined in 1985, he participated in two of the Trust's debt offerings.

Cecily A. Ward was appointed Vice President - Controller and Treasurer on December 16, 1999. On February 9, 2000 Ms. Ward was appointed Vice President - Chief Financial Officer and Treasurer. Ms. Ward joined the Trust in April 1987 as Controller. Prior to joining the Trust, Ms. Ward, a certified public accountant, was employed by Grant Thornton LLP, the Trust's independent accountants at that time.

Donald C. Wood was appointed Senior Vice President - Chief Operating Officer and Chief Financial Officer on December 16, 1999. Mr. Wood joined the Trust in May 1998 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Trust, Mr. Wood was Senior Vice-President and Chief Financial Officer for Caesars World, Inc., a wholly-owned subsidiary of ITT Corporation, where he was responsible for all aspects of finance throughout the company including strategic planning, process re-engineering, capital allocation and financial analysis. Prior to joining ITT in 1990, Mr. Wood was employed at Arthur Andersen & Co. from 1982 where he served in numerous positions including audit manager.

Item 2. Properties
------  ----------

Retail Properties
-----------------

     The following table sets forth information concerning each retail property in which the Trust owns an equity interest or has a leasehold interest as of December 31, 1999. Except as otherwise noted, retail properties are 100% owned in fee by the Trust.

                                                 Year              Year                                Number of
NORTHEAST                                      Completed         Acquired         Square Feet (2)       Tenants
                                              ------------      -----------      -----------------     ----------
Allwood                                          1958              1988                52,000                8
  Clifton, NJ  07013 (4)

Andorra                                          1953              1988               259,000               43
  Philadelphia, PA  19128 (5)


Bala Cynwyd                                      1955              1993               278,000               22
  Bala Cynwyd, PA  19004

Blue Star                                        1959              1988               394,000               33
  Watchung, NJ 07060 (4)


Brick Plaza                                      1958              1989               402,000               35
  Brick Township, NJ  08723 (4)


Bristol                                          1959              1995               296,000               32
   Bristol,  CT 06010


Brunswick                                        1957              1988               261,000               18
  North Brunswick, NJ  08902 (4)

Clifton                                          1959              1988                80,000               12
  Clifton, NJ  07013 (4)


Crossroads                                       1959              1993               173,000               24
  Highland Park, IL  60035


Dedham                                           1959              1993               250,000               32
  Dedham, MA  02026

Ellisburg Circle                                 1959              1992               258,000               35
  Cherry Hill,  NJ  08034


Feasterville                                     1958              1980               116,000               10
  Feasterville, PA 19047


                                                                 Occupancy (1)               Principal
NORTHEAST                                       Acres (3)      Overall / Economic             Tenants
                                               -----------    --------------------      --------------------
Allwood                                              5           100% / 100%             Grand Union
  Clifton, NJ  07013 (4)                                                                 Mandee Shop

Andorra                                             23            96% / 96%              Acme Markets
  Philadelphia, PA  19128 (5)                                                            Andorra Theater
                                                                                         Kohl's

Bala Cynwyd                                         22           100% / 84%              Acme Markets
  Bala Cynwyd, PA  19004                                                                 Lord & Taylor

Blue Star                                           55            99% / 88%              Kohl's
  Watchung, NJ 07060 (4)                                                                 Shop Rite
                                                                                         Toys R Us

Brick Plaza                                         42           100% / 99%              A&P Supermarket
  Brick Township, NJ  08723 (4)                                                          Loews Theatre
                                                                                         Steinbach's

Bristol                                             22            86% / 86%              Bradlees
   Bristol,  CT 06010                                                                    Super Stop & Shop
                                                                                         TJ Maxx

Brunswick                                           22            40% / 29%        (11)  A&P Supermarket
  North Brunswick, NJ  08902 (4)


Clifton                                              8            91% / 91%              Acme Markets
  Clifton, NJ  07013 (4)

Crossroads                                          15            95% / 95%              Comp USA
  Highland Park, IL  60035                                                               Binny's
                                                                                         Golfsmith

Dedham                                              18            93% / 93%              Ames
  Dedham, MA  02026                                                                      Cherry &  Webb

Ellisburg Circle                                    27            90% / 90%              Bed, Bath & Beyond
  Cherry Hill,  NJ  08034                                                                Ross Dress For Less
                                                                                         Shop Rite

Feasterville                                        12           100% / 100%             Office Max
  Feasterville, PA 19047                                                                 Genuardi Markets

                                                 Year              Year                                Number of
                                               Completed         Acquired         Square Feet (2)       Tenants
                                              ------------      -----------      -----------------     ----------
Finley Square                                    1974              1995               313,000               16
  Downers Grove, IL 60515

Flourtown                                        1957              1980               191,000               20
  Flourtown, PA  19031

Fresh Meadows                                    1949              1997               410,000               70
  Queens, NY  11365


Garden Market                                    1958              1994               134,000               20
  Western Springs, IL 60558

Gratiot Plaza                                    1964              1973               218,000               10
  Roseville, MI  48066


Hamilton                                         1961              1988               190,000               13
  Hamilton, NJ  08690 (4)


Hauppauge                                        1963              1998               131,000               21
  Hauppauge, NY  11788


Huntington                                       1962              1988               279,000               14
  Huntington, NY  11746 (4)


Lancaster                                        1958              1980               107,000               15
  Lancaster, PA 17601 (4)

Langhorne Square                                 1966              1985               209,000               27
  Levittown, PA 19056

Lawrence Park                                    1972              1980               326,000               42
  Broomall, PA 19008

Northeast                                        1959              1983               297,000               36
  Philadelphia, PA 19114

North Lake Commons                               1989              1994               129,000               20
  Lake Zurich, IL  60047

Queen Anne Plaza                                 1967              1994               149,000               11
  Norwell, MA  02061

Rutgers                                          1973              1988               216,000               18
  Franklin, N.J. 08873 (4)

Saugus Plaza                                     1976              1996               171,000                7
  Saugus, MA    01906


                                                                 Occupancy (1)               Principal
                                                Acres (3)      Overall / Economic             Tenants
                                               -----------    --------------------      --------------------
Finley Square                                       21            87% / 86%              Bed, Bath & Beyond
  Downers Grove, IL 60515                                                                Service Merchandise

Flourtown                                           15           100% / 100%             K Mart
  Flourtown, PA  19031                                                                   Genuardi Markets

Fresh Meadows                                      147            98% / 98%              Cineplex Odeon
  Queens, NY  11365                                                                      Filene's
                                                                                         K Mart

Garden Market                                       12            88% / 88%              Dominick's
  Western Springs, IL 60558

Gratiot Plaza                                       20           100% / 100%             Bed, Bath and Beyond
  Roseville, MI  48066                                                                   Best Buy
                                                                                         Farmer Jack

Hamilton                                            18           100% / 99%              Shop Rite
  Hamilton, NJ  08690 (4)                                                                Steven's Furniture
                                                                                         A.C. Moore

Hauppauge                                           15           100% / 100%             Shop Rite
  Hauppauge, NY  11788                                                                   Office Max

Huntington                                          21           100% / 100%             Bed, Bath and Beyond
  Huntington, NY  11746 (4)                                                              Buy Buy Baby
                                                                                         Toys R Us

Lancaster                                           11            94% / 94%              A.C. Moore
  Lancaster, PA 17601 (4)                                                                Giant Eagle

Langhorne Square                                    21            96% / 96%              Drug Emporium
  Levittown, PA 19056                                                                    Marshalls

Lawrence Park                                       28            98% / 96%              Acme Markets
  Broomall, PA 19008                                                                     Jefferson Health Care

Northeast                                           19            91% / 91%              Burlington Coat Factory
  Philadelphia, PA 19114                                                                 Marshalls

North Lake Commons                                  14            99% / 98%              Dominick's
  Lake Zurich, IL  60047

Queen Anne Plaza                                    18           100% / 100%             TJ Maxx
  Norwell, MA  02061                                                                     Victory Supermarket

Rutgers                                             27            98% / 98%              Edwards Super Food
  Franklin, N.J. 08873 (4)                                                               K Mart

Saugus Plaza                                        19           100% / 100%             K Mart
  Saugus, MA    01906                                                                    Super Stop & Shop

                                                 Year              Year                                Number of
                                               Completed         Acquired         Square Feet (2)       Tenants
                                              ------------      -----------      -----------------     ----------
Troy                                             1966              1980               202,000               21
  Parsippany-Troy,  NJ 07054


Willow Grove                                     1953              1984               213,000               25
  Willow Grove, PA  19090


Wynnewood                                        1948              1996               257,000               27
  Wynnewood, PA  19096

Retail buildings
----------------

  Thirteen buildings in CT                    1900 - 1991        1994 -1996           233,000               82



  One building in MA                             1930              1995                13,000                8

  Four buildings in NY (21)                   1937 - 1987          1997                92,000               16

  One building in NJ                             1940              1995                11,000                2

  Three buildings in IL                       1920 - 1927      1995 - 1997             24,000                3

MID ATLANTIC

Barracks Road                                   1958               1985               484,000               83
  Charlottesville, VA 22905 (5)



Bethesda Row                                  1945 - 1991          1993               299,000               72
  Bethesda, MD 20814 (4)

Congressional Plaza                              1965              1965               341,000               47
  Rockville, MD 20852 (6)


Courthouse Center                                1970              1997                38,000               10
  Rockville, MD 20852 (7)

Eastgate                                         1963              1986               159,000               32
  Chapel Hill, NC  27514

Falls Plaza                                      1962              1967                69,000               10
  Falls Church, VA  22046

Falls Plaza - East                               1960              1972                71,000               19
  Falls Church, VA  22046



                                                                Occupancy (1)               Principal
                                               Acres (3)      Overall / Economic             Tenants
                                              -----------    --------------------      --------------------
Troy                                               19           100% / 100%             Comp USA
  Parsippany-Troy,  NJ 07054                                                            Pathmark
                                                                                        Toys R Us

Willow Grove                                       14            99% / 99%              Barnes and Noble
  Willow Grove, PA  19090                                                               Marshalls
                                                                                        Toys R Us

Wynnewood                                          16            99% / 60%              Bed, Bath and Beyond
  Wynnewood, PA  19096                                                                  Borders Books and Music
                                                                                        Food Fare
Retail buildings

  Thirteen buildings in CT                          -            98% / 97%              Eddie Bauer
                                                                                        Pottery Barn
                                                                                        Saks Fifth Avenue

  One building in MA                                -           100% / 100%

  Four buildings in NY (5)                          -            97% / 97%        (12)  United Artists

  One building in NJ                                -           100% / 100%             Legg Mason

  Three buildings in IL                             -            83% / 83%              Foodstuffs
                                                                                        Gianni Versace
MID ATLANTIC

Barracks Road                                      39            97% / 97%              Bed, Bath & Beyond
  Charlottesville, VA 22905                                                             Harris Teeter
                                                                                        Kroger
                                                                                        Old Navy

Bethesda Row                                        8            96% / 95%              Barnes and Noble
  Bethesda, MD 20814 (4)                                                                Giant Food

Congressional Plaza                                22            97% / 97%              Buy Buy Baby
  Rockville, MD 20852 (6)                                                               Fresh Fields
                                                                                        Tower Records

Courthouse Center                                   1            86% / 86%              Rockville Interiors
  Rockville, MD 20852 (7)

Eastgate                                           17           100% / 94%              Food Lion
  Chapel Hill, NC  27514                                                                Southern Season

Falls Plaza                                         6           100% / 77%              Giant Food
  Falls Church, VA  22046

Falls Plaza - East                                  5           100% / 100%             CVS Pharmacy
  Falls Church, VA  22046                                                               Staples


                                                 Year              Year                                Number of
                                               Completed         Acquired         Square Feet (2)       Tenants
                                              ------------      -----------      -----------------     ----------
Federal Plaza                                    1970              1989               242,000               38
  Rockville, MD 20852


Gaithersburg Square                              1966              1993               208,000               35
  Gaithersburg, MD  20878

Governor Plaza                                   1963              1985               252,000               23
  Glen Burnie, MD 21961 (5)

Idylwood Plaza                                   1991              1994                73,000               16
  Falls Church, VA 22030

Laurel Centre                                    1956              1986               385,000               52
  Laurel, MD  20707


Leesburg Plaza                                   1967              1998               247,000               26
  Leesburg, VA 20176 (7)


Loehmann's Plaza                                 1971              1983               242,000               55
  Fairfax, VA 22042 (8)

Magruder's Center                                1955              1997               109,000               23
  Rockville, MD  20852 (7)

Mid-Pike Plaza                                   1963              1982               315,000               21
  Rockville, MD 20852 (4)


Old Keene Mill                                   1968              1976                92,000               20
  Springfield, VA  22152

Pan Am                                           1979              1993               218,000               30
  Fairfax, VA  22031


Park & Shop                                      1930              1995                50,000               12
  Washington, DC  20036

Perring Plaza                                    1963              1985               412,000               17
  Baltimore, MD 21134 (5)


Pike 7 Plaza                                     1968              1997               163,000               25
  Vienna, VA  22180 (7)

Quince Orchard                                   1975              1993               240,000               29
  Gaithersburg, MD 20877 (9)

                                                              Occupancy (1)               Principal
                                             Acres (3)      Overall / Economic             Tenants
                                            -----------    --------------------      --------------------
Federal Plaza                                    18            99% / 98%              Comp USA
  Rockville, MD 20852                                                                 Ross Dress For Less
                                                                                      TJ Maxx

Gaithersburg Square                              17            94% / 94%              Bed, Bath & Beyond
  Gaithersburg, MD  20878                                                             Borders Books and Music

Governor Plaza                                   26           100% / 100%             Office Depot
  Glen Burnie, MD 21961 (5)                                                           Syms

Idylwood Plaza                                    6           100% / 100%             Fresh Fields
  Falls Church, VA 22030

Laurel Centre                                    26            81% / 81%              Giant Food
  Laurel, MD  20707                                                                   Marshalls
                                                                                      Toys R Us

Leesburg Plaza                                   24            99% / 99%              Giant Food
  Leesburg, VA 20176 (7)                                                              K Mart
                                                                                      Peebles

Loehmann's Plaza                                 18            99% / 98%              Linens N Things
  Fairfax, VA 22042 (8)                                                               Loehmann's Dress Shop

Magruder's Center                                 5           100% / 100%             Magruder's
  Rockville, MD  20852 (7)                                                            Tuesday Morning

Mid-Pike Plaza                                   20           100% / 100%             Bally Total Fitness
  Rockville, MD 20852 (4)                                                             Filene's Basement
                                                                                      Toys R Us

Old Keene Mill                                   11            93% / 93%              Fresh Fields
  Springfield, VA  22152                                                              One Stop Pet & Aquarium

Pan Am                                           25            91% / 91%              Michaels
  Fairfax, VA  22031                                                                  Micro Center
                                                                                      Safeway

Park & Shop                                       1            97% / 97%              Petco
  Washington, DC  20036                                                               Pizzeria Uno

Perring Plaza                                    27           100% / 100%             Burlington Coat Factory
  Baltimore, MD 21134 (5)                                                             Home Depot
                                                                                      Metro Foods

Pike 7 Plaza                                     13           100% / 97%              Staples
  Vienna, VA  22180 (7)                                                               TJ Maxx

Quince Orchard                                   16            99% / 99%              Circuit City
  Gaithersburg, MD 20877 (9)                                                          Dyncorp
                                                                                      Staples

                                                 Year              Year                                Number of
                                               Completed         Acquired         Square Feet (2)       Tenants
                                              ------------      -----------      -----------------     ----------

Shirlington                                      1940              1995               212,000               43
  Arlington, VA 22206

Tower Shopping Center                            1960              1998               109,000               32
  Springfield, VA  22150

Tysons Station                                   1954              1978                50,000               15
  Falls Church, VA  22043

Wildwood                                         1958              1969                85,000               35
  Bethesda, MD  20814

Williamsburg                                     1961              1986               251,000               29
  Williamsburg, VA  23187


The Shops at Willow Lawn                         1957              1983               448,000              101
  Richmond, VA 23230

Development
-----------

  Pentagon Row                                    n/a              1999                n/a                 n/a
     Arlington, VA  22202  (9)

  Land in Bethesda, MD 20814                                    1997 - 1998

Retail buildings
----------------

  Two buildings in FL                            1920              1996                28,000                9

WEST COAST

Escondido Promenade                              1987              1996               222,000               57
    Escondido, CA    92029   (10)

King's Court                                     1960              1998                78,000               19
  Los Gatos, CA  95032  (7) (9)

Peninsula Center                                 1962              1997               296,000               70
  Palos Verdes, CA  90274

150 Post Street                                  1965              1997                99,000               28
  San Francisco, CA  94108

Uptown Shopping Center                          Various            1997               100,000               69
  Portland, OR  97210



                                                                 Occupancy (1)               Principal
                                                Acres (3)      Overall / Economic             Tenants
                                               -----------    --------------------      --------------------

Shirlington                                         16            89% / 89%              Carlyle Grand Cafe
  Arlington, VA 22206                                                                    Cineplex Odeon

Tower Shopping Center                               12            96% / 96%              Virginia Fine Wine
  Springfield, VA  22150                                                                 Talbot's Outlet

Tysons Station                                       4            90% / 90%              Trader Joe's
  Falls Church, VA  22043

Wildwood                                            13           100% / 100%             CVS Pharmacy
  Bethesda, MD  20814                                                                    Sutton Place Gourmet

Williamsburg                                        21            96% / 96%              Food Lion
  Williamsburg, VA  23187                                                                Peebles
                                                                                         Roses

The Shops at Willow Lawn                            37            91% / 91%              Dillards
  Richmond, VA 23230                                                                     Hannaford Brothers

Development
-----------

  Pentagon Row                                      18               n/a           (14)
     Arlington, VA  22202  (9)

  Land in Bethesda, MD 20814                      1.75

Retail buildings
----------------

  Two buildings in FL                                -            90% / 90%              Express

WEST COAST

Escondido Promenade                                 18            99% / 99%              Toys R Us
    Escondido, CA    92029   (10)                                                        TJ Maxx

King's Court                                         8           100% / 100%             Lunardi's Supermarket
  Los Gatos, CA  95032  (7) (9)                                                          Longs Drug

Peninsula Center                                    24            98% / 98%              TJ Maxx
  Palos Verdes, CA  90274                                                                Vons Pavilion

150 Post Street                                                   95% / 95%              Brooks Brothers
  San Francisco, CA  94108                                                               Williams-Sonoma

Uptown Shopping Center                               7            99% / 99%              Elephant's Delicatessen
  Portland, OR  97210

                                                 Year              Year                                Number of
                                              Completed         Acquired         Square Feet (2)       Tenants
                                              ------------      -----------      -----------------     ----------
Development
-----------

 Old Town Center                                 1962              1997               101,000               14
   Los Gatos, CA  95030 (10)

 Santana Row                                     1962              1997                 n/a                 40
   San Jose, CA  95128 (10)


 Twelve buildings in San Antonio, TX          1890 - 1935        1998 - 1999            n/a                  4

Retail buildings

  Eight buildings in Santa Monica, CA (21)    1888 - 1995        1996 - 1998          153,000



  Three buildings in Hollywood, CA (21)       1921 - 1991           1999              198,000               14


  Five buildings in San Diego, CA (21)        1888 - 1995        1996 - 1997           67,000               15

  Three buildings in CA (21)                      1922           1996 - 1998           73,000               18

  Two buildings in AZ (20)                    1996 - 1998           1998               40,000               11


                                                                  Occupancy (1)               Principal
                                                 Acres (3)      Overall / Economic             Tenants
                                                -----------    --------------------      --------------------
Development
-----------

 Old Town Center                                      4            88% / 85%        (13)  Borders Books and Music
   Los Gatos, CA  95030 (10)                                                              Gap Kids

 Santana Row                                         39              n/a            (14)
   San Jose, CA  95128 (10)


 Twelve buildings in San Antonio, TX                  -               n/a           (15)

Retail buildings

  Eight buildings in Santa Monica, CA (22)            -           100% / 100%       (16)  Abercrombie & Fitch
                                                                                          Banana Republic
                                                                                          J. Crew

  Three buildings in Hollywood, CA (21)               -            78% / 78%        (17)  General Cinema
                                                                                          Hollywood Entertainment Museum

  Five buildings in San Diego, CA (21)                -           100% / 100%       (18)  Urban Outfitters

  Three buildings in CA (21)                          -           100% / 100%       (19)  Pottery Barn

  Two buildings in AZ (20)                            -           100% / 100%             Gordon Biersch Brewing Co.

(1) Overall occupancy is expressed as a percentage of rentable square feet and includes square feet covered by leases for stores not yet opened. Economic occupancy is expressed as a percentage of rentable square feet, but only includes leases currently generating rental income.
(2) Represents the physical square feet of the property, which may exceed the rentable square feet used to express occupancy.
(3)  Acreage on each individual main street building is not significant.
(4)  The Trust has a leasehold interest in this property.
(5)  The Trust owns a 99.99% general partnership interest in these properties.
(6)  The Trust owns a 55.7% equity interest in this corner.
(7)  The Trust owns this property in a "downreit" partnership.
(8) The Trust has a 1% general partnership interest and manages the partnership. A 99% interest is held by a limited partner.
(9)  The Trust owns this property subject to a ground lease.
(10) The Trust owns the controlling interest in this center. A minority owner has an interest in the profits of the center.
(11) Under redevelopment.
(12) Occupancy is based on two occupied buildings. The other two buildings are under redevelopment.
(13) 35,000 square feet is under development.
(14) Under development.
(15) The Trust plans to develop these buildings, most of which are currently vacant.
(16) Occupancy is based on six occupied buildings. The other two buildings are under redevelopment.
(17) Occupancy is based on one occupied buildings. The other two buildings are under redevelopment.
(18) Occupancy is based on two occupied buildings. The other three buildings are under redevelopment.
(19) Occupancy is based on one occupied buildings. The other two buildings are under redevelopment.
(20) The Trust owns 100% of one building and an 85% partnership interest in the second building.
(21) The Trust owns a 90% general partnership interest in these buildings.
(22) The Trust owns a 90% general partnership interest in seven of these buildings and 100% of the eighth building.

Apartments
----------

The following table sets forth information concerning the Trust's apartment development as of December 31, 1999 which is 100% owned by the Trust in fee. This development is not subject to rent control.

                              Year               Year
Property                    Completed          Acquired         Acres     1-BR      2-BR       3-BR        Total       Occupancy
--------------------------------------------------------------------------------------------------------------------------------
Rollingwood                    1960              1971            14        59        163        61          283           98%
  Silver Spring, MD
  9 three-story buildings

Item 3.   Legal Proceedings.
------    -----------------

     None

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

     None

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

Market Quotations

                                                 Dividends
     Quarter ended            High        Low       Paid
     ------------------     ---------   --------    ----

     December 31, 1999      $20 15/16   $17         $.45
     September 30, 1999      24          20          .44
     June 30, 1999           24  1/16    20 9/16     .44
     March 31, 1999          24  7/8     20 1/4      .44

     December 31, 1998      $24  1/2    $20         $.44
     September 30, 1998      25  1/8     19 3/8      .43
     June 30, 1998           25  7/8     23 1/2      .43
     March 31, 1998          25 15/16    23 5/8      .43


     The number of holders of record for Federal Realty's common shares of beneficial interest at March 14, 2000 was 6,663.

     For the years ended December 31, 1999 and 1998, $.16 and $.31, respectively, of dividends paid on common shares represented a return of capital.

     Dividends declared on common shares per quarter during the last two fiscal years were as follows:

     Quarter Ended        1999   1998
     -------------        ----   ----

     March 31            $ .44  $ .43
     June 30               .44    .43
     September 30          .45    .44
     December 31           .45    .44

     The Trust's common shares of beneficial interest are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.
         -----------------------

In thousands, except per share data

                                                            Year ended December 31,
                                                  1999              1998           1997          1996             1995
----------------------------------------------------------------------------------------------------------------------------------
Operating Data

Rental Income                                 $245,833          $222,186       $188,529      $164,887         $142,841

Income before
gain on sale
of real estate                                  55,493            44,960         40,129        28,754           23,655

Gain (loss) on
sale of real
estate                                         (7,050)               ---          6,375          (12)            (545)

Net income                                      48,443            44,960         46,504        28,742           23,110

Net income
available for
common
shareholders                                    40,493            37,010         44,627        28,742           23,110

Net cash provided
by operating
activities(1)                                  102,183            90,427         72,170        65,648           65,117

Net cash used in
investing
activities(1)                                   99,313           187,646        279,343       161,819          134,360

Net cash (used)
provided by
financing
activities(1)                                  (8,362)            97,406        213,175        96,691           75,769

Dividends
declared
on common shares                                71,630            69,512         66,636        56,607           51,392

Weighted average
number of common
shares outstanding:
         basic                                  39,574            39,174         38,475        33,175           31,481
       diluted                                  40,638            40,080         38,988        33,573           31,860

Per share:
Earnings per
common share:
         basic                                    1.02               .94           1.16           .87              .73
       diluted                                    1.02               .94           1.14           .86              .72

Dividends declared
per common share                                  1.78              1.74           1.70          1.66             1.61



Other Data
---------------------------------------------------------------------------------------------------------------------------------

Funds from
operations (2)                                 $96,795           $86,536        $79,733       $65,254          $57,034
                                               =======           =======        =======       =======          =======




                                       Year ended December 31,
                         1999        1998        1997        1996        1995
--------------------------------------------------------------------------------
Balance Sheet Data

Real Estate
at cost               $1,721,459  $1,642,136  $1,453,639  $1,147,865  $1,009,682

Total assets           1,534,048   1,484,317   1,316,573   1,035,306     886,154

Mortgage and
capital lease
obligations              172,573     173,480     221,573     229,189     222,317

Notes payable            162,768     263,159     119,028      66,106      49,980

Senior notes             510,000     335,000     255,000      215,00     165,000

Convertible
subordinated
debentures                75,289      75,289      75,289      75,289      75,289

Redeemable
Preferred Shares         100,000     100,000     100,000         ---         ---

Shareholders'
equity                   501,827     529,947     553,810     388,885     327,468

Number of
common shares
outstanding               40,201      40,080      39,148      35,886      32,160


(1) Determined in accordance with Financial Accounting Standards Board Statement No. 95, Statement of Cash Flows.


(2) Defined by the National Association of Real Estate Investment Trusts (NAREIT) as income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items and significant nonrecurring events less gains on sale of real estate. Effective January 1, 2000 funds from operation will no longer exclude significant nonrecurring events. Funds from operations differs from net cash provided by operating activities primarily because funds from operations does not include changes in operating assets and liabilities. Funds from operations is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Nevertheless, funds from operations, as presented by the Trust, may not be comparable to funds from operations as presented by other real estate investment trusts.

The calculation of funds from operations for the periods presented is reflected in the following table:



                                      Year ended December 31,
                               1999     1998     1997      1996     1995
                                     (in thousands)

Net income available for
common shareholders          $40,493  $37,010  $44,627   $28,742    $23,110

Depreciation and
Amortization                  45,388   41,792   37,281    34,128     30,986

Amortization of
initial direct
cost of leases                 3,033    2,491    2,249     2,372      2,393

Loss (gain) on sale
of real estate                 7,050        -   (6,375)       12        545

Income attributable
to partnership units             831      578        -         -          -

Non-recurring items                -    4,665    1,951         -          -
                              ------    -----   ------    ------     ------
Funds from
Operations                   $96,795  $86,536  $79,733   $65,254    $57,034
                             =======  =======  =======   =======    =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

  The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Federal Realty Investment Trust (the "Trust"). The Trust and its representatives may from time to time make written or oral statements that are "forward-looking", within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Trust's shareholders. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual strategic initiatives, results, performance or achievements of the Trust to be materially different from the initiatives, results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among others, changes in the Trust's business strategy, general economic and business conditions which will affect credit-worthiness of tenants, financing availability and cost, retailing trends and rental rates; risks of real estate development and acquisitions; governmental and environmental regulations; and competition with other real estate companies and technology.

  The Trust is engaged in the ownership, management, development and redevelopment of prime retail properties. The Trust, which has traditionally invested in strip retail shopping centers, has expanded its investments to urban
mixed used properties.   Management continually evaluates the future prospects
of its real estate portfolio, not only to identify expansion and renovation opportunities, but also to identify properties that no longer fit the Trust's investment criteria and therefore, should be monetized or exchanged into other real estate assets. At December 31, 1999 the Trust owned 123 retail properties and one apartment complex.


Liquidity and Capital Resources
-------------------------------

  The Trust meets its liquidity requirements through net cash provided by operating activities, along with traditional debt and equity funding alternatives available to it. A significant portion of cash provided by operating activities is distributed to common and preferred shareholders in the form of dividends. Accordingly, capital outlays for property acquisitions, major renovation and development projects and balloon debt repayments require debt or equity funding. The Trust also expects proceeds from the sale of selected assets to provide an additional source of capital in 2000 and 2001.

  Net cash provided by operating activities was $102.2 million in 1999, $90.4 million in 1998, and $72.2 million in 1997, of which $76.6 million, $74.3 million, and $62.6 million, respectively, was distributed to shareholders. Contributions from newly acquired properties and from retenanted and redeveloped properties, as more fully described below, were the primary sources of these increases.

  Net cash used in investing activities was $99.3 million in 1999, $187.6 million in 1998, and $279.3 million in 1997. The Trust acquired properties totaling $26.4 million in 1999, $120.4 million in 1998, and $275.2 million in 1997 requiring cash outlays of $25.3 million, $92.9 million, and $251.4 million. During these same three years the Trust expended an additional $90.8 million, $73.0 million, and $50.3 million in capital improvements to its properties, of which $38.7 million in 1999 and $25.0 million in 1998 related to new development (1997 amounts related to new development were insignificant). The Trust invested $2.3 million, $21.4 million, and $10.4 million in 1999, 1998, and 1997, respectively, in mortgage notes receivable, with an average weighted stated interest rate of 10%, 10% and 9%, respectively. Certain of these mortgages also participate in the gross revenues and appreciation and are convertible into ownership interests in the properties by which they are secured. Cash of $19.2 million in 1999 and $9.4 million in 1997 was received from the sale of properties.

  During 1999 the Trust expended cash of $25.3 million to acquire real estate and an additional $90.8 million to improve, redevelop and develop its existing real estate. The Trust acquired a ninety percent interest in three buildings, valued at $26.4 million, in Hollywood, California for a total cash investment to the Trust of $23.7 million. The first two buildings have 122,000 and 64,000 leasable square feet, respectively. The third building is vacant pending redevelopment. In addition, the Trust increased by $1.6 million its partnership interest in Kings Court in Los Gatos, California.

  Of the $90.8 million spent in 1999 on the Trust's existing real estate portfolio, approximately $38.7 million was invested in predevelopment and development projects in Bethesda, Maryland; Los Gatos, California; San Jose, California; San Antonio, Texas; and in Arlington, Virginia. The remaining $52.1 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the renovation of Gratiot Plaza, the expansion and retenanting of Langhorne Square shopping center, the renovation of Blue Star shopping center, and the redevelopment of retail buildings in Forest Hills, New York.

  Net cash provided by financing activities, before dividend payments, was $68.3 million in 1999, $171.7 million in 1998, and $275.8 million in 1997. The Trust utilized its unsecured line of credit to initially fund acquisitions, capital expenditures and balloon debt repayments.

  In December 1998 the Trust obtained a four-year loan of $125 million from five institutional lenders. The loan, which bears interest at LIBOR plus 75 basis points, had an average weighted interest cost in 1999 of 6.1%. In addition, the loan requires fees and has the same covenants as the syndicated credit facility. Proceeds were used to repay amounts drawn on the syndicated credit facility.

   In December 1997 the Trust replaced its unsecured medium-term revolving credit facilities with four banks with a five-year syndicated credit facility, thereby increasing the aggregate amount available from $135 million to $300 million and decreasing the interest rate from LIBOR plus 75 basis points to LIBOR plus 65 basis points. As did prior credit facilities, the syndicated facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At December 31, 1999, 1998 and 1997, $34.0 million, $134.1 million, and $114.8 million, respectively, was borrowed under these facilities. The maximum amount borrowed during 1999, 1998, and 1997 was $205.0 million, $259.1 million, and $114.8 million. The weighted average interest rate on borrowings during 1999, 1998 and 1997 was 5.9%, 6.1%, and 6.5%, respectively. Repayments on the credit facilities were made from the following debt and equity issuances.

  On November 30, 1999 the Trust issued $175 million of 8.75% Notes due December 1, 2009, netting cash proceeds of $172.2 million. The notes pay interest semi-annually on June 1 and December 1.

  On March 5, 1998 the Trust issued $39.5 million of 6.74% Medium-Term Notes due 2004, netting approximately $39.3 million, and $40.5 million of 6.99% Medium-Term Notes due 2006, netting approximately $40.2 million. The notes pay interest semi-annually on March 30 and September 30.

  In order to minimize the risk of changes in interest rates, from time to time in connection with the issuance of certain debt issues the Trust will enter into interest rate hedge agreements. In anticipation of the March 1998 Medium-Term
Note issuance, the Trust purchased a Treasury Yield Hedge (notional amount of $50 million) on January 13, 1998 which was terminated on March 5, 1998 at a gain of $1.1 million. The gain is being recognized as a reduction in interest expense over the terms of the notes. There were no open hedge agreements at December 31, 1999 and 1998.

  In December 1999 the Trustees authorized a share repurchase program of up to an aggregate of 4 million of the Trust's common shares. The repurchase program will end upon the earlier of December 31, 2000 or the date when the repurchase limit has been met. As of December 31, 1999, 140,500 shares had been repurchased at a cost of $2.6 million. As of March 14, 2000, 1,048,600 common shares at a cost of $20.0 million had been repurchased.

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

  Capital requirements in 2000 will depend upon acquisition opportunities, new development efforts, the level of improvements and redevelopments on existing properties, and the success of the share repurchase program. The Trust has budgeted approximately $150 million for 2000 for new development and $61 million for redevelopments, tenant work and improvements to the core portfolio.

  The Trust's long term debt has varying maturity dates and in a number of instances includes balloon payments or other contractual provisions that could require significant repayments during a particular period. The Trust's $100 million of 8 7/8% Senior Notes matured on January 17, 2000 and were paid with borrowings on the revolving credit facility. The next significant maturity is of $30.7 million of mortgage debt in 2001.

   The Trust will need additional capital in order to fund acquisitions, expansions, developments, refinancings and its share repurchase program.
Sources of this funding may be additional debt, both secured and unsecured; additional equity; proceeds from the sale of properties; and joint venture relationships. The timing and choice of capital sources will depend on the cost and availability of that capital, among other things. The cost of unsecured debt is partially dependent upon the Trust's debt ratings. Moody's Investors Service lowered its rating on the Trust's senior unsecured debt from Baa1 to Baa2 in November 1999 while Standard and Poor's affirmed its rating of BBB+. In January 2000 the Trust obtained a construction loan commitment for up to $24.5 million in connection with the Trust's Woodmont East development in Bethesda, Maryland. The Trust believes, based on past experience, that access to the capital needed to execute its business plan will be available to it.

Contingencies
-------------

  The Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

  Pursuant to the provisions of the Congressional Plaza partnership agreement, in the event of the exercise of put options by another partner, the Trust would be required to purchase a 37.5% interest at Congressional Plaza at its then fair market value. Based on management's current estimate of fair market value, the Trust's estimated cash requirement upon exercise of the put option is approximately $27 million.

  On January 1, 1999 the Loehmann's Plaza Limited Partnership Agreement was amended to extend the partnership to December 31, 2000 and to delete the put and call options. On January 1, 2000 the partnership agreement was again amended and restated. Under this amended and restated agreement, the limited partner was awarded 190,000 partnership units in exchange for a 98% partnership interest.

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

  Under the terms of the Amended and Restated Loehmann's Plaza Limited Partnership Agreement and certain other partnerships, the partners may exchange their operating partnership units, totaling 1,004,589, into cash or the same number of common shares of the Trust, at the option of the Trust. During the third quarter of 1999 the Trust redeemed 64,952 operating units for cash of $1.6 million.

  As of December 31, 1999 in connection with renovation and development projects, the Trust has contractual obligations of $59 million.

Results of Operations
---------------------

  Net income and funds from operations have been affected by the Trust's recent acquisition, redevelopment and financing activities. The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance. The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items and significant non-recurring events less gains on sale of real estate. Effective January 1, 2000 funds from operations will no longer exclude significant nonrecurring events. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry. Nevertheless, funds from operations, as presented by the Trust, may not be comparable to funds from operations as presented by other real estate investment trusts.

  The reconciliation of net income to funds from operations is as follows (in thousands):

                                                 Year ended December 31,
                                             1999           1998        1997
----------------------------------------------------------------------------
Net income available for
  common shareholders                      $40,493        $37,010      $44,627
Depreciation and amortization
  of real estate assets                     45,388         41,792       37,281
Amortization of initial direct
  costs of leases                            3,033          2,491        2,249
Income attributable to operating
  Partnership units                            831            578          -
Loss (gain) on sale of real estate           7,050                      (6,375)
Non-recurring items                            -            4,665        1,951
                                           -------        -------      -------
Funds from operations for                  $96,795        $86,536      $79,733
  common shareholders                      =======        =======      =======


  The Trust's retail leases generally provide for minimum rents with periodic increases. Most retail tenants pay a majority of on-site operating expenses and real estate taxes. Many leases also contain a percentage rent clause which calls for additional rents based on gross tenant sales. These features in the Trust leases reduce the Trust's exposure to higher costs caused by inflation and allow it to participate in improved tenant sales.

Consolidated Results
--------------------

1999 vs. 1998

  Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 11% from $222.2 million in 1998 to $245.8 million in 1999. If properties acquired and sold in 1999 and 1998 are excluded, rental income increased 6%,with the recently renovated and retenanted centers contributing heavily to the growth.

  Other property income includes items, which, although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, and temporary income. Also included are less regularly recurring items, such as lease termination fees. Other income increased 9% from $10.3 million in 1998 to $11.2 million in 1999. An increase of $650,000 in temporary tenant income, an area identified by the Trust as one with additional growth opportunity, and an increase of $550,000 in lease termination fees surpassed decreases in telephone income and decreases in marketing dues, as the Trust discontinued marketing funds at certain shopping centers in 1999.

  Rental expenses increased 8% from $49.5 million in 1998 to $53.7 million in 1999. If properties acquired and sold in 1999 and 1998 are excluded, rental expenses increased 5%. A $1.2 million increase in the write off of tenant work and lease costs associated with bankrupt or terminated leases coupled with a $975,000 increase in snow removal costs offset the decrease in marketing expenses, consistent with the decrease in marketing dues.

  Real estate taxes increased 7% from $23.3 million in 1998 to $25.0 million in 1999. If properties acquired and sold in 1999 and 1998 are excluded, real estate taxes increased 4%, primarily due to increased taxes on recently redeveloped properties.

  Depreciation and amortization expense increased 9% from $46.0 million in 1998 to $50.0 million in 1999. If properties acquired and sold in 1999 and 1998 are excluded, depreciation and amortization expense increased 7% due to the impact of recent tenant work and redevelopments.

  Interest income increased 29% from $5.9 million in 1998 to $7.6 million in 1999 due primarily to the issuance of approximately $24 million of mortgage notes receivable in 1999 and 1998.

  In 1999 the Trust incurred interest expense of $68.4 million, of which $6.9 million was capitalized, as compared to 1998's $60.2 million, of which $5.1 million was capitalized. The increase in interest expense reflects the additional debt issued to help fund the Trust's 1999 real estate acquisitions and capital improvements of approximately $116 million. The weighted average interest rate was 7.6% in 1999 compared with 8% in 1998. The ratio of earnings to combined fixed charges and preferred dividends was 1.52x in 1999 and 1.46x in 1998. The ratio of earnings to fixed charges was 1.70x in 1999 and 1.65x in 1998. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.40x in 1999 and

2.46x in 1998. The combination of higher leverage with low interest rates has positively impacted the Trust's net income and funds from operations, on a per share basis.

  Administrative expenses decreased from $16.5 million in 1998 to $15.1 million in 1999. Both years contained unusual expenses. During the third quarter of 1998, the Trust recorded a $4.7 million charge related to a comprehensive restructuring program. During the third quarter of 1999, the Trust, in exploring strategic alternatives to maximize shareholder value, considered spinning off certain of its assets and merging the remaining assets with another publicly traded shopping center company. The Trust incurred expenses of approximately $2.8 million in connection with this proposed merger and spin-off which were not consummated. In addition, costs related to abandoned acquisition and development projects increased approximately $1.5 million in 1999 over 1998.

  Investors' share of operations represents the minority interest in the income of certain properties. One third of the increase from $3.1 million in 1998 to $3.9 million in 1999 is due to the income attributable to the operating partnership units issued upon the acquisition of Kings Court and Leesburg Plaza in the second half of 1998. The majority of the remaining increase represents the minority partners' share of the increased earnings in the southern California street retail assets, many of which have been redeveloped during 1998 and 1999.

  As a result of the foregoing items, net income before loss on the sale of real estate increased from $48.1 million in 1998 to $59.4 million in 1999, reflecting both the contribution to net income from the Trust's acquisitions and the contribution from the core portfolio, primarily the recently redeveloped and retenanted properties.

  During the second quarter of 1999, the Trust recorded a $7.1 million charge, representing the estimated loss on the potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia. On October 18, 1999 the Trust sold Northeast Plaza for $19.6 million, realizing a loss of $6.3 million. Consequently, net income increased from $45.0 million in 1998 to $48.4 million in 1999 with net income available for common shareholders increasing from $37.0 million in 1998 to $40.5 million in 1999.

  While the Trust expects growth in 2000 in funds from operations, the growth may be less than in 1999. Growth in 1999 was fueled by contributions from 1998 acquisitions, by higher leverage combined with low interest rates, by savings from the 1998 restructuring and by growth in the core portfolio. There were no significant income producing acquisitions in 1999 to fuel 2000 growth; there will be no significant contribution in 2000 from the Trust's development projects and the savings from the 1998 restructuring have already been realized. Consequently, the growth in 2000 is primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal and trends in the retailing environment, such as the evolution of the Internet and demand for retail space.

The Trust currently expects that demand for its retail space should remain at levels similar to those in 1999. A weakening of the retail environment could, however, adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space.

  Growth in net income is also dependent on the amount of leverage and interest rates. The Trust is currently exploring various options for financing its development pipeline and other capital needs. This recapitalization will result in interest rates higher than the Trust's current rates. In addition, the Trust
will continue to have exposure to changes in market interest rates.      As
interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development projects will be negatively impacted due to the variable interest rates on the Trust's revolving credit facilities.

1998 vs. 1997

  Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 18% from $188.5 million in 1997 to $222.2 million in 1998. If properties acquired and sold in 1998 and 1997 are excluded, rental income increased 5%, due primarily to the favorable impact of redeveloped and retenanted centers and to higher percentage rent.

  Other property income includes items which, although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, and temporary tenant income. Also included are less regularly recurring items, such as lease termination fees. Other income increased 6% from $9.7 million in 1997 to $10.3 million in 1998 due to contributions from the 1998 and 1997 acquisitions, which were partly offset by a $1.3 million decrease in lease termination fees.

  Rental expenses increased 16% from $42.8 million in 1997 to $49.5 million in 1998, due to the 1998 and 1997 acquisitions. If rental expenses are adjusted for properties acquired and sold in 1998 and 1997, rental expenses are constant at $40.6 million. Decreases in environmental expenses and common area expenses such as snow removal were offset by increases in bad debt expense which had been unusually low in 1997 due to the recovery in 1997 of amounts written off in prior years.

  Real estate taxes increased 19% from $19.5 million in 1997 to $23.3 million in 1998, due to the 1998 and 1997 acquisitions. If real estate taxes are adjusted for properties acquired and sold in 1998 and 1997, real estate taxes increased 5% due primarily to increased taxes on recently redeveloped properties.

  Depreciation and amortization expenses increased 11% from $41.4 million in 1997 to $46.0 million in 1998 reflecting the impact of properties acquired in 1998 and 1997 and of recent tenant work and property improvements.

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

  Administrative expenses in 1998 included reorganization expenses of $4.7 million representing a one time charge recorded in the third quarter related to a comprehensive restructuring program. The charge included a provision for employee severance and related costs, office closing and downsizing expenses, as well as legal and consulting fees related to the restructuring program. The Trust's workforce was reduced by approximately 15% including several vice presidents and other senior personnel. The foundation of the restructuring effort focused on a change in the Trust's operating model from a functional hierarchy to an asset management discipline where small focused teams are responsible for and compensated based on the operating performance of a portfolio of assets. In addition, the restructuring effort included a significant downsizing of the Trust's acquisition department, in response to changing market conditions and business emphasis. In 1997 the Trust incurred $2.0 million of costs associated with severance and other expenses related to changes in the Trust's executive management.

  Investors' share of operations represents the minority interest in the income of certain properties. The increase from $1.3 million in 1997 to $3.1 million in 1998 was primarily due to the income attributable to the operating partnership units issued upon the acquisition of Courthouse, Magruder's, Kings Court and Leesburg Plaza shopping centers in late 1997 and 1998 and due to the minority partners' share of the increased earnings in Congressional Plaza.

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


  Historical operating results for the three regions are as follows (in thousands):


                          1999      1998      1997
--------------------------------------------------------------------------

 Rental income
   Northeast            $102,452  $ 93,632  $ 80,309
   Mid-Atlantic          111,624   103,676    96,818
   West                   31,757    24,878    11,402
                        --------  --------  --------
         Total          $245,833  $222,186  $188,529
                        ========  ========  ========

Net operating income
  Northeast             $ 74,276  $ 66,396  $ 56,782
  Mid-Atlantic            81,425    76,065    71,298
  West                    22,665    17,311     7,785
                        --------  --------  --------
         Total          $178,366  $159,772  $135,865
                        ========  ========  ========

The Northeast

  The Northeast region is comprised of 53 assets, extending from suburban Philadelphia north to New York and its suburbs into New England and west to Illinois and Michigan. A significant portion of this portfolio has been held by the Trust for many years although acquisitions, redevelopment and retenanting remain major components to the current and future performance of the region. Several redevelopment projects are currently underway which are expected to add to revenues and net operating income in 2000 and future years.

  When comparing 1999 with 1998, rental income increased 9% from

$93.6 million in 1998 to $102.5 million in 1999. Excluding properties acquired during the two periods, rental income increased 7%, driven by increases at the recently redeveloped and retenanted Brick, Feasterville, Gratiot, Huntington, and Wynnewood shopping centers.

  Net operating income increased 12% from $66.4 million in 1998 to $74.3 million in 1999. Excluding properties acquired in 1998 and 1999, net operating income increased 9%, primarily due to increases at the recently redeveloped and retenanted Brick, Feasterville, Gratiot, Huntington, and Wynnewood shopping centers.

  When comparing 1998 with 1997, rental income increased 17% from $80.3 million in 1997 to $93.6 million in 1998. Excluding properties acquired and sold in 1998 and 1997, rental income increased 5%, driven by increases at the recently redeveloped and retenanted Brick, Crossroads, Gratiot, Troy and Wynnewood shopping centers.

  Net operating income increased 17% from $56.8 million in 1997 to $66.4 million in 1998. Excluding properties acquired in 1998 and 1997, net operating income increased 8%, primarily due to increases at the recently redeveloped and retenanted Brick, Crossroads, Gratiot, Troy and Wynnewood shopping centers.


The Mid-Atlantic

  The Mid-Atlantic region is comprised of 31 assets, extending from Baltimore south to metropolitan Washington D.C. and further south through Virginia and North Carolina into Florida. As with the Northeast region, a significant portion of this portfolio has been held by the Trust for many years although acquisitions, redevelopment and retenanting remain major components to its current and future performance. One redevelopment project is currently underway in this region and two of the Trust's major new development projects, Pentagon Row and additional phases of Bethesda Row, will be managed by this regional operating team upon their completion.

  When comparing 1999 with 1998, rental income increased 8% from $103.7 million in 1998 to $111.6 million in 1999. Excluding properties acquired and sold in 1999 and 1998, rental income increased 5%. Net operating income increased 7% from $76.1 million in 1998 to $81.2 million in 1999. Excluding properties acquired and sold in 1999 and 1998, net operating income increased 3%.

  When comparing 1998 with 1997, rental income increased 7% from $96.8 million in 1997 to $103.7 million in 1998. Excluding properties acquired and sold in 1998 and 1997, rental income increased 4%, in large part due to increases at Bethesda Row and new anchors at Barracks Road and Mid-Pike Plaza shopping centers.

  Net operating income increased 7% from $71.3 million in 1997 to $76.1 million in 1998. Excluding properties acquired and sold in 1998 and 1997, net operating income increased 3%.

The West

  The Western region is comprised of 39 assets, extending from Texas to the West Coast. Unlike the Northeast and Mid-Atlantic regions, this portfolio is relatively new to the Trust and is part of a deliberate expansion west over the past several years. This region is the fastest growing at the Trust and such major new development projects as Santana Row in San Jose and Houston Street in San Antonio will be managed by this regional operating team upon their completion. Several redevelopment projects are currently underway, particularly in southern California, which are expected to add to revenues and net operating income in 2000 and future years.


  When comparing 1999 with 1998, rental income increased 28% from $24.9 million in 1998 to $31.8 million in 1999. Excluding properties acquired in 1999 and 1998, rental income increased 11%, driven by the recent redevelopment of Old Town in Los Gatos and several street retail buildings in southern California.

  Net operating income increased 31% from $17.3 million in 1998 to $22.7 million in 1999. Excluding properties acquired in 1999 and 1998, net operating income increased 14%, driven by the recent redevelopment of Old Town in Los Gatos and several street retail buildings in southern California.

  When comparing 1998 with 1997, rental income increased 118% from $11.4 million in 1997 to $24.9 million in 1998. Excluding properties acquired in 1998 and 1997, rental income increased 30%, driven by the redevelopment and retenanting of several street retail buildings in southern California.

  Net operating income increased 122% from $7.8 million in 1997 to $17.3 million in 1998. Excluding properties acquired and sold, net operating income increased 27% from $3.6 million in 1997 to $4.6 million in 1998. This increase resulted from the redevelopment and retenanting of several street retail buildings in southern California.

Independent Public Accountants
------------------------------

  On May 5, 1999, the Trust appointed the accounting firm of Arthur Andersen LLP as independent public accountants to replace Grant Thornton LLP, which was dismissed effective the same date. The Trust's Board of Trustees approved the decision to change independent public accountants upon the recommendation of the Trust's Audit Committee. During the Trust's fiscal years ended December 31, 1998 and 1997 and interim period through March 31, 1999 there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The reports issued by Grant Thornton LLP on the financial statements for the years ended December 31, 1998 and 1997 contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles.

  During the Trust's fiscal years ended December 31, 1998 and 1997 and interim period through March 31, 1999, the Trust has not consulted with Arthur Andersen LLP regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Trust's financial statements, or any matter that was either the subject of a disagreement or a reportable event.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

  The Trust's primary financial market risk is the fluctuation in interest rates. At December 31, 1999, the Trust had $168.4 million of variable rate debt. Based upon this balance of variable debt, if interest rates increased 1%, the Trust's earnings and cash flows would decrease by $1.7 million. If interest rates decreased 1%, the Trust's earnings and cash flows would increase by $1.7 million. The Trust believes that the change in the fair value of its financial instruments resulting from a forseeable fluctuation in interest rates would be immaterial to its total assets and total liabilities.

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

  Included in Item 14.

Item 9. Disagreements on Accounting and Financial Disclosure.
------------------------------------------------------------

  None.

                                  Part III
                                  --------



Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

     (a) The schedule identifying Trustees under the caption "Election of Trustees" of the 2000 Proxy Statement is incorporated herein by reference thereto.

     (b) Executive Officers of the Registrant
         ------------------------------------

     The information required by this item is included in this report at Item 1 under the caption "Executive Officers of the Registrant".

Item 11. Executive Compensation.
--------------------------------

The sections entitled "Summary Compensation Table" and "Aggregated Option Exercises in 1999 and December 31, 1999 Option Values" of the 2000 Proxy Statement are incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The section entitled "Ownership of Shares by Trustees and Officers" of the 2000 Proxy Statement is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

The section entitled "Certain Transactions" of the 2000 Proxy Statement is incorporated herein by reference thereto.

                                  Part IV
                                  -------

Item 14.  Exhibits, Financial Statement                 Page No.
--------  -----------------------------                 --------
          Schedules, and Reports on
          -------------------------
          Form 8-K
          --------

(a)  1.  Financial Statements
         --------------------

     Reports of Independent
     Public Accountants                                F-1 - F-2


     Consolidated Balance Sheets-
     December 31, 1999 and 1998                              F-3

     Consolidated Statements of Common
     Operations - years ended
     December 31, 1999, 1998
     and 1997                                                F-4

     Consolidated Statements of Common
     Shareholders' Equity - years
     ended December 31, 1999, 1998
     and 1997
                                                             F-5

     Consolidated Statements of
     Cash Flows - years ended
     December 31, 1999, 1998 and
     1997                                                    F-6

     Notes to Consolidated
     Financial Statements
     (Including Selected Quarterly
     Data)                                             F-7 - F24


  2. Financial Statement Schedules
     -----------------------------


     Schedule III - Summary of Real Estate
     and Accumulated Depreciation..................... F25 - F28

     Schedule IV - Mortgage Loans on Real
     Estate .......................................... F29 - F30

(a)  3.     Exhibits
            --------


     (3)  (i)       Articles of Amendment and Restatement of Declaration of
          Trust of Federal Realty Investment Trust and Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 filed with the Commission on May 25, 1999 as an exhibit to the Trust's Current Report on Form 8-K is incorporated herein by reference thereto.

          (ii) Bylaws of the Trust dated May 5, 1999 filed with the Commission on May 25, 1999 as an exhibit to the Trust's Current Report on Form 8-K is incorporated herein by reference thereto.

     (4)  (i)       A description of a Common Share of Beneficial Interest
          certificate is being filed as an exhibit hereto.

          (ii) A description of a 7.95% Series A Cumulative Redeemable Preferred Share certificate is being filed as an exhibit hereto.

          (iii) Statement of Designation for Shares, filed on Form 8-K with the Commission on October 3, 1997, is incorporated herein by reference thereto.

          (iv) The 5 1/4% Convertible Subordinated Debenture due 2002 as described in Amendment No. 1 to Form S-3 (File No. 33-15264), filed with the Commission on August 4, 1987 is incorporated herein by reference thereto.

          (v) Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company, filed as an exhibit to the Trust's Form 8-A/A filed with the Commission on March 11, 1999, is incorporated herein by reference thereto.

          (vi) Indenture dated December 13, 1993, related to the Trust's 7.48% Debentures due August 15, 2026; 8 7/8% Senior Notes due January 15, 2000; 8% Notes due April 21, 2002; 6 5/8% Notes due 2005; 6.82%
          Medium Term Notes due August 1, 2027; 6.74% Medium Term Notes due March 10, 2004; and 6.99% Medium Term Notes due March 10, 2006, filed with the commission on December 13, 1993 as exhibit 4(a) to the Trust's Registration Statement on Form S-3, (File No. 33-51029) and amended on Form S-3 (File No. 33-63687, effective December 4, 1995 is incorporated herein by reference thereto.

          (vii)     Indenture dated September 1, 1998 related to   the Trust's
          8.75% Notes due December 1, 2009 filed as     exhibit 4(a) to the
          Trust's Registration Statement on     Form S-3 (File No. 333-63619) is
          incorporated herein by   reference thereto.

          (viii) Dividend Reinvestment and Share Purchase Plan, dated November 3, 1995, filed with the Commission on Form S-3 on November 3, 1995 (File No. 33-63955) is
          incorporated herein by reference thereto.

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

          (x)       Federal Realty Investment Trust Amended and

          Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 , filed with the Commission as portions of Item 10 to the Trust's Annual Report on Form 10K for the year ended December 31, 1998, is incorporated herein by reference thereto.

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

The following filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated herein by reference thereto:

          (xvi) Credit Agreement Dated as of December 19, 1997 by and among Federal Realty Investment Trust, as Borrower, The Financial Institutions Party Thereto and Their Assignees Under Section 13.5.(a), as Lenders, Corestates Bank, N.A., as Syndication Agent, First Union National Bank, as Administrative Agent and as Arranger, and Wells Fargo Bank, as Documentation Agent and as Co- Arranger.

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

          (xxii) Amended and Restated Executive Agreement between the Trust and Steven J. Guttman as of March 6, 1998.

          (xxiii)   Executive Agreement between the Trust and Ron D.Kaplan as of
          March 6, 1998.

          (xxiv) Amended and Restated Severance Agreement between the Trust and Ron D. Kaplan as of March 6, 1998.

          (xxv) Severance Agreement between the Trust and Catherine R. Mack as of March 6, 1998.

The following filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference thereto:

          (xxvi) Term Loan Agreement, dated as of December 22, 1998 by and among Federal Realty Investment Trust, as Borrower, the Financial Institutions Party Thereto and Their Assignees Under Section 13.5.(d), as Lenders, Commerzbank Aktiengesellschaft, New York Branch as Syndication Agent, PNC, National Association, as Administrative Agent and Fleet National Bank as documentation agent.

The following are filed as exhibits hereto:

          (xxvii)   Amended and Restated Severance Agreement between the Trust and Nancy J. Herman as of December 27, 1999.

          (xxviii) Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood.

          (xxix) Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood.

          (xxx) Amendment to Performance Share Award Agreement dated as of February 25, 2000 between Federal Realty Investment Trust and Steven
          J. Guttman.

          (xxxi) Amendments to Performance Share Award Agreements dated as of February 25, 2000 between Federal Realty Investment Trust and Ron D. Kaplan.

     (12) Statements regarding computation of ratios.......


     (21) Subsidiaries of the registrant....................

          (xxxvii) Articles of Incorporation of Street Retail, Inc., a Maryland corporation, filed with the Commission as a portion of Exhibit 21 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference thereto.

          (xxxviii) By-Laws of Street Retail, Inc. filed with the Commission as a portion of Exhibit 21 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference thereto.

     (23) Consent of Grant Thornton LLP....................

     (27) Financial Data Schedule..........................+


(b)  Reports on Form 8-K Filed during the Last Quarter
     -------------------------------------------------

          A Form 8-K, dated November 23, 1999, was filed in response to Item 5. A Form 8-K, dated November 3, 1999, was filed in response to Item 5.

     _________

+  For Edgar filing only.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FEDERAL REALTY INVESTMENT TRUST

Date:  March 21, 2000                           By:Steven J. Guttman
                                                   -----------------
                                                   Steven J. Guttman
                                                   President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures               Title                             Date
----------               -----                             ----

                         President and
                         Trustee (Chief
Steven J. Guttman        Executive Officer)            March 21, 2000
------------------                                     --------------
Steven J. Guttman


                         Senior Vice-President,
Donald C. Wood           Chief Operating Officer       March 21, 2000
------------------                                     --------------
Donald C. Wood

                         Vice-President,
                         Chief Financial Officer
                         And Treasurer (Chief
Cecily A. Ward           Accounting Officer)           March 21, 2000
------------------                                     --------------
Cecily A. Ward


Dennis L. Berman         Trustee                       March 21, 2000
------------------                                     --------------
Dennis L. Berman


Kenneth D. Brody         Trustee                       March 21, 2000
------------------                                     --------------
Kenneth D. Brody

A. Cornet de Ways Ruart  Trustee                       March 21, 2000
-----------------------                                --------------
Cornet de Ways Ruart


Kristin Gamble           Trustee                       March 21, 2000
------------------                                     --------------
Kristin Gamble

Walter F. Loeb           Trustee                       March 21, 2000
------------------                                     --------------
Walter F. Loeb

Mark S. Ordan            Trustee                       March 21, 2000
------------------                                     --------------
Mark S. Ordan

                           FINANCIAL STATEMENTS AND
                                   SCHEDULES

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

To the Trustees and Shareholders
Federal Realty Investment Trust:

We have audited the accompanying consolidated balance sheet of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, common shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Realty Investment Trust and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules included on pages F-25 through F-30 of the Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


Arthur Andersen LLP
Vienna, Virginia
February 14, 2000

REPORT OF INDEPENDENT
CERTIFIED ACCOUNTANTS

Trustees and Shareholders
Federal Realty Investment Trust

We have audited the accompanying consolidated balance sheet of Federal Realty Investment Trust as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Realty Investment Trust as of December 31, 1998 and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we have also audited Schedules III and IV as of December 31, 1998 and for each of the two years then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP
Washington, D.C.
February 8, 1999

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,   December 31,
                                                                                      1999           1998
                                                                                  -----------    ------------
                                                                                        (in thousands)
                          ASSETS
Investments
  Real estate, at cost                                                            $1,721,459     $1,642,136
  Less accumulated depreciation and amortization                                    (317,921)      (286,053)
                                                                                  ----------     ----------
                                                                                   1,403,538      1,356,083
  Mortgage notes receivable                                                           53,495         51,154
                                                                                  ----------     ----------
                                                                                   1,457,033      1,407,237
Other Assets
  Cash                                                                                11,738         17,230
  Accounts and notes receivable                                                       23,130         17,873
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                              36,807         38,502
  Debt issue costs                                                                     5,340          3,475
                                                                                  ----------     ----------
                                                                                  $1,534,048     $1,484,317
                                                                                   =========      =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                  $122,026       $122,401
  Mortgages payable                                                                   50,547         51,079
  Notes payable                                                                      162,768        263,159
  Accounts payable and accrued expenses                                               34,974         34,073
  Dividends payable                                                                   19,431         18,972
  Security deposits                                                                    5,068          5,214
  Prepaid rents                                                                        6,788          3,641
Senior notes and debentures                                                          510,000        335,000
5 1/4% Convertible subordinated debentures                                            75,289         75,289
Investors' interest in consolidated assets                                            45,330         45,542

Commitments and contingencies

Shareholders' equity
   Preferred  stock,  authorized  15,000,000  shares,  $.01 par
     7.95%  Series A Cumulative Redeemable Preferred Shares, (stated at
     liquidation preference $25 per share), 4,000,000 shares issued in 1997          100,000        100,000
  Common shares of beneficial interest, no par or stated value,
     unlimited authorization, 40,139,675 shares issued                                     -        707,724
  Common shares of beneficial interest, $.01 par , 100,000,000 shares
     authorized, 40,418,766 issued                                                       404              -
  Additional paid in capital                                                         713,354              -
  Accumulated dividends in excess of Trust net income                               (286,348)      (255,211)
                                                                                  ----------     ----------
                                                                                     527,410        552,513

Less: 217,644 and 59,425 common shares in treasury - at cost, respectively,           (4,334)        (1,376)
         Deferred compensation on restricted shares                                  (15,219)       (14,892)
         Notes receivable from employee stock  plans                                  (6,030)        (6,298)
                                                                                  ----------     ----------
                                                                                     501,827        529,947
                                                                                  ----------     ----------
                                                                                  $1,534,048     $1,484,317
                                                                                   =========     ==========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Year ended December 31,
                                                                 1999       1998       1997
                                                              --------    --------   --------
                                                           (In thousands, except per share data)
Revenue
  Rental income                                               $245,833    $222,186   $188,529
  Interest and other income                                      7,649       5,945      6,037
  Other property income                                         11,231      10,347      9,705
                                                              --------    --------   --------
                                                               264,713     238,478    204,271

Expenses
  Rental                                                        53,677      49,490     42,844
  Real estate taxes                                             25,021      23,271     19,525
  Interest                                                      61,492      55,125     47,288
  Administrative                                                15,120      16,461     11,744
  Depreciation and amortization                                 50,011      46,047     41,399
                                                              --------    --------   --------
                                                               205,321     190,394    162,800
                                                              --------    --------   --------
Operating income before investors' share
  of operations  and (loss) gain  on sale of real estate        59,392      48,084     41,471

  Investors' share of operations                                (3,899)     (3,124)    (1,342)
                                                              --------    --------   --------

Income before  (loss) gain on sale of real estate               55,493      44,960     40,129

(Loss) gain  on sale of real estate                             (7,050)          -      6,375
                                                              --------    --------   --------
              Net income                                        48,443      44,960     46,504

Dividends on preferred stock                                    (7,950)     (7,950)    (1,877)
                                                              --------    --------   --------
              Net income available for common shareholders     $40,493     $37,010    $44,627
                                                              ========    ========   ========
Earnings per common share, basic
    Income before (loss) gain on sale of real estate             $1.20       $0.94      $0.99
    (Loss) gain  on sale of real estate                          (0.18)          -       0.17
                                                              --------    --------   --------
                                                                 $1.02       $0.94      $1.16
                                                              ========    ========   ========
    Weighted average number of common shares, basic             39,574      39,174     38,475
                                                              ========    ========   ========
Earnings per common share, diluted
    Income before (loss) gain on sale of real estate             $1.19       $0.94      $0.98
    (Loss) gain  on sale of real estate                          (0.17)          -       0.16
                                                              --------    --------   --------
                                                                 $1.02       $0.94      $1.14
                                                              ========    ========   ========
    Weighted average number of common shares, diluted           40,638      40,080     38,988
                                                              ========    ========   ========


The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                     Year ended December 31,

                                                              1999                                      1998
                                             ----------------------------------------  ----------------------------------------
(In thousands, except per share data)            Shares      Amount     Additional      Shares       Amount       Additional
                                                                      Paid-in Capital                           Paid-in Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                   40,139,675   $707,724             -     39,200,201     $684,823        -
  Adjustment to refect change in par value          -      ($707,323)      707,323              -            -        -
  Exercise of stock options                        52,667          -         1,092        230,908        4,880        -
  Shares issued under dividend
        reinvestment plan                         165,770          2         3,566        167,511        3,990        -
  Performance and Restricted Shares granted,
        net of Restricted Shares retired           60,654          1         1,373        541,055       14,031        -
  Net proceeds from sale of shares                    -            -             -              -            -        -
  Cost of 7.95% Series A Cumulative
        Preferred Shares                              -            -             -              -            -        -
                                               ----------  ---------      --------    -----------     --------    --------
  Balance, end of year                         40,418,766       $404      $713,354     40,139,675     $707,724        -
                                               ==========  =========      ========     ==========     ========    ========

Accumulated Dividends in Excess
    of Trust Net Income
  Balance, beginning of year                               ($255,211)                           ($222,709)
  Net income                                                  48,443                               44,960
  Dividends declared to common shareholders                  (71,630)                             (69,512)
  Dividends declared to preferred shareholders                (7,950)                              (7,950)
                                                           ---------                          -----------
  Balance, end of year                                     ($286,348)                           ($255,211)
                                                            ========                             ========

Common Shares of Beneficial Interest
    in Treasury
  Balance, beginning of year                      (59,425)   ($1,376)                (52,386)     ($1,002)
  Performance and Restricted Shares issued          -              -                  35,000          649
  Performance and Restricted Shares forfeited     (17,719)      (393)                (42,039)      (1,023)
  Purchase of treasury shares                    (140,500)    (2,565)                      -            -
                                               ----------  ---------            ------------  -----------
  Balance, end of year                           (217,644)   ($4,334)                (59,425)     ($1,376)
                                                  =======    =======                 =======      =======

Deferred Compensation on Restricted Shares
  Balance, beginning of year                     (582,910)  ($14,892)                (22,000)       ($621)
  Performance and Restricted Shares issued,
      net of forfeitures                          (31,660)      (730)               (576,055)     (14,679)
  Vesting of Performance and Restricted Shares     15,143        403                  15,145          408
                                               ----------  ---------            ------------  -----------
  Balance, end of year                           (599,427)  ($15,219)               (582,910)    ($14,892)
                                                  =======    =======                 =======      =======

Subscriptions receivable from employee
    stock plans
  Balance, beginning of year                     (337,111)   ($6,298)               (382,725)     ($6,681)
  Subscription loans issued                        (9,083)      (190)               (111,114)      (2,378)
  Subscription loans paid                          28,588        458                 156,728        2,761
                                               ----------  ---------            ------------  -----------
  Balance, end of year                           (317,606)   ($6,030)               (337,111)     ($6,298)
                                                  =======    =======                 =======      =======

                                                      Year ended December 31,

                                                              1997
                                                -------------------------------------
(In thousands, except per share data)             Shares     Amount     Additional
                                                                      Paid-in Capital

Common Shares of Beneficial Interest
  Balance, beginning of year                    35,948,044  $597,917         -
  Adjustment to refect change in par value               -         -         -
  Exercise of stock options                         76,184     1,604         -
  Shares issued under dividend
        reinvestment plan                          153,973     4,115         -
  Performance and Restricted Shares granted,
        net of Restricted Shares retired            22,000       686         -
  Net proceeds from sale of shares               3,000,000    83,925         -
  Cost of 7.95% Series A Cumulative
        Preferred Shares                         -            (3,424)        -
                                               ----------- ---------       ------
  Balance, end of year                          39,200,201  $684,823         -
                                               =========== =========       ======

Accumulated Dividends in Excess
    of Trust Net Income
  Balance, beginning of year                                  ($200,700)
  Net income                                                     46,504
  Dividends declared to common shareholders                     (66,636)
  Dividends declared to preferred shareholders                   (1,877)
                                                             ----------
  Balance, end of year                                        ($222,709)
                                                              =========

Common Shares of Beneficial Interest
    in Treasury
  Balance, beginning of year                       (62,386)     ($1,186)
  Performance and Restricted Shares issued          10,000          184
  Performance and Restricted Shares forfeited            -            -
  Purchase of treasury shares                            -            -
                                               -----------   ----------
  Balance, end of year                             (52,386)     ($1,002)
                                                  ========       ======

Deferred Compensation on Restricted Shares
  Balance, beginning of year                             -          $ -
  Performance and Restricted Shares issued,
      net of forfeitures                           (22,000)        (621)
  Vesting of Performance and Restricted Shares           -            -
                                               -----------   ----------
  Balance, end of year                             (22,000)       ($621)
                                                  ========       ======

Subscriptions receivable from employee
    stock plans
  Balance, beginning of year                      (417,434)     ($7,146)
  Subscription loans issued                        (16,166)        (340)
  Subscription loans paid                           50,875          805
                                               -----------   ----------
  Balance, end of year                            (382,725)     ($6,681)
                                                  ========       ======



The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year ended December 31,

                                                                                    1999            1998            1997
                                                                                  ---------       ---------      ----------
                                                                                               (In thousands)
OPERATING ACTIVITIES
  Net income                                                                       $48,443         $44,960        $46,504
  Items not requiring cash outlays
     Depreciation and amortization                                                  50,011          46,047         41,399
   Loss (gain) on sale of real estate                                                7,050               -         (6,375)
    Other, net                                                                       2,395           2,301            818
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                     (5,257)            878         (1,493)
     Increase in prepaid expenses and other
      assets before depreciation and amortization                                   (2,183)         (9,571)       (11,263)
     (Decrease) increase in operating accounts payable,
      security deposits and prepaid rent                                            (1,202)          2,148           (287)
     Increase  in accrued expenses                                                   2,926           3,664          2,867
                                                                                   -------         -------       --------
  Net cash provided by operating activities                                        102,183          90,427         72,170


INVESTING ACTIVITIES
  Acquisition of real estate                                                       (25,337)        (92,946)      (251,351)
  Capital expenditures                                                             (90,796)        (73,030)       (50,349)
  Application of deposit on purchase of real estate                                      -               -         23,447
   Issuance  of mortgage notes receivable, net                                      (2,341)        (21,375)       (10,447)
  Proceeds from sale of real estate                                                 19,161               -          9,364
  Other, net                                                                             -            (295)            (7)
                                                                                   -------        --------       --------
  Net cash used in investing activities                                            (99,313)       (187,646)      (279,343)


FINANCING ACTIVITIES
  (Repayment) borrowing  of short-term debt, net                                  (100,147)        144,357         55,391
  Issuance of senior notes, net of costs                                           172,193          79,540         39,750
  Issuance of common shares                                                          2,243           5,310         86,893
  Issuance of preferred shares                                                           -               -         96,576
  Common shares repurchased                                                         (2,565)
  Payments on mortgages, capital leases and notes payable, including
    prepayment fees                                                                 (1,151)        (55,248)        (3,712)
  Dividends paid                                                                   (76,617)        (74,284)       (62,621)
  (Decrease) increase in minority interest, net                                     (2,318)         (2,269)           898
                                                                                   -------         -------       --------
  Net cash  (used in) provided by financing activities                              (8,362)         97,406        213,175
                                                                                   -------         -------       --------

(Decrease) increase  in cash                                                        (5,492)            187          6,002

Cash at beginning of year                                                           17,230          17,043         11,041
                                                                                   -------         -------       --------
Cash at end of year                                                                $11,738         $17,230        $17,043
                                                                                   =======         =======       ========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998, and 1997



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Federal Realty Investment Trust (the "Trust") invests in income-producing retail real estate, primarily community and neighborhood shopping centers and main street retail properties, retail buildings and shopping centers in densely developed urban and suburban areas. In addition, the Trust has various land parcels under its control for the purpose of developing mixed-use projects that center around the retail component.

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

    The consolidated financial statements of the Trust include the accounts of the Trust, its wholly owned corporate subsidiaries, several corporations where the Trust has a majority ownership, numerous partnerships and a joint venture, all of which it controls. The equity interests of other investors are reflected as investors' interest in consolidated assets. All significant intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition. Leases with tenants are classified as operating leases and are recognized on a straight line basis. Minimum rents are recognized on an accrual basis over the terms of the related leases with appropriate valuation adjustments recorded to consider credit and other business risk. Percentage rents, which represent additional rents based on gross tenant sales, are recognized at the end of the lease year or other period in which tenant sales' volumes have been reached and the percentage rents are due. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the expenditures occurred.

Real Estate. Land, buildings and real estate under development are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range from three to 25 years on apartment buildings and improvements, and from three to 35 years on retail properties and improvements. Maintenance and repair costs are charged to operations as incurred. Major improvements are capitalized and depreciated over their estimated useful life. The gain or loss resulting from the sale of properties is included in net income at the time of sale. The Trust evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standard

("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In cases where particular assets are being held for sale, impairment is based on whether the fair value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value. During the second quarter of 1999, the Trust recorded a $7.1 million charge, representing the estimated loss on a potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia, thereby valuing the assets at their estimated fair value less estimated costs to sell. On October 18, 1999 the Trust sold Northeast Plaza for $19.6 million, realizing a loss of $6.3 million.

    The Trust, when applicable as lessee, classifies its leases of land and buildings as operating or capital leases in accordance with the provisions of SFAS No. 13, "Accounting for Leases".

    Certain external and internal costs directly related to the development, redevelopment and leasing of real estate including applicable salaries and their related indirect costs are capitalized. The capitalized costs associated with developments, redevelopments and leasing are depreciated or amortized over the life of the improvement and lease, respectively. Through March 1998, internal costs of preacquisition activities incurred in connection with the acquisition of an operating property were capitalized. On March 19, 1998 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue #97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. Consequently, the Trust has been expensing these costs since March 1998.

    Interest costs on developments and major redevelopments are capitalized as part of the development and redevelopment.

Debt Issue Costs. Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the life of the related issue using the effective interest method. Upon conversion or in the event of redemption, applicable unamortized costs are charged to shareholders' equity or to operations, respectively.

Cash and Cash Equivalents. The Trust defines cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances in individual banks may exceed insurable amounts from time to time.

Risk Management. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to certain risks. SFAS No. 137, "Deferral of Effective Date of SFAS No. 133 was issued and delayed the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 2000. The Trust occasionally enters into derivative contracts prior to a scheduled financing or refinancing in order to minimize the risk of changes in interest rates. The derivative contracts are designated as hedges when acquired. The cost or gain on these transactions is recognized as a component of interest expense over the life of the financing. The Trust does not use derivative financial instruments for trading or speculative purposes. There were no open derivative contracts at December 31, 1999 or 1998.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are prepared using management's best judgment, after considering past and current events. Actual results could differ from these estimates.

Comprehensive Income. The Trust has no comprehensive income and therefore does not require separate reporting in the accompanying consolidated statements of operations.

Earnings Per Share. In 1997 the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share". Statement 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principles Board Opinion No. 15 with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available for common shareholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Trust.

     The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                      1999            1998         1997
------------------------------------------------------------------------------
Numerator
---------
Net income available for common
 shareholders - basic               $40,493           $37,010      $44,627
Income attributable to
 operating partnership units            831               578           32
                                     ------           -------      -------
Net income available for common
 shareholders - diluted             $41,324           $37,588      $44,659
                                    =======           =======      =======

Denominator
-----------
Denominator for basic EPS-
  weighted average shares            39,574            39,174       38,475
Effect of dilutive securities
 Stock options and awards               214               292          494
 Operating partnership units            850               614           19
                                    -------           -------       ------

Weighted average shares - diluted    40,638            40,080       38,988
                                    =======           =======       ======

  Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.


NOTE 1: REAL ESTATE AND ENCUMBRANCES

     A summary of the Trust's properties at December 31, 1999 and 1998 is as follows (in thousands):

                                                 Accumulated
                                               depreciation and
1999                                   Cost      amortization    Encumbrances
                                    ---------- ----------------  ------------

Retail properties                   $1,506,684     $251,946          $ 50,547
Retail properties
  under capital leases                 208,135       60,487           122,026
Apartments                               6,640        5,488                 -
                                    ----------     --------      ------------
                                    $1,721,459     $317,921          $172,573
                                    ==========     ========          ========
1998

Retail properties                   $1,436,949     $227,728          $ 51,079
Retail properties
  under capital leases                 198,567       53,088           122,401
Apartments                               6,620        5,237                 -
                                    ----------     --------      ------------
                                    $1,642,136     $286,053          $173,480
                                    ==========     ========      ============

     During 1999, the Trust expended cash of $25.3 million to acquire real estate and an additional $90.8 million to improve, redevelop and develop its existing real estate. The Trust acquired a ninety percent interest in three buildings, valued at $26.4 million, in Hollywood, California for a total cash investment to the Trust of $23.7 million. The first two buildings have 122,000 and 64,000 leasable square feet, respectively. The third building is vacant pending redevelopment. In addition, the Trust increased by $1.6 million its partnership interest in Kings Court in Los Gatos, California.

   Of the $90.8 million spent in 1999 on the Trust's existing real estate portfolio, approximately $38.7 million was invested in predevelopment and development projects in Bethesda, Maryland; Los Gatos, California; San Jose, California; San Antonio, Texas; and in Arlington, Virginia. The remaining $52.1 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the renovation of Gratiot Plaza, the expansion and retenanting of Langhorne Square shopping center, the renovation of Blue Star shopping center, and the redevelopment of street retail assets in Forest Hills, New York.

  The Trust's 123 retail properties at December 31, 1999 are located in 15 states and the District of Columbia. There are approximately 2,200 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants account for 2% or more of revenue.

  Mortgage notes receivable of $53.5 million are due over various terms from March 2000 to May 2021 and have an average weighted interest rate of 10%. Under the terms of certain of these mortgages, the Trust will receive additional interest based upon the gross income of the secured properties and, upon sale of the properties, the Trust will share in the appreciation of the properties.

  During the second quarter of 1999,the Trust recorded a $7.1 million charge, representing the estimated loss on the potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia. On October 18, 1999 the Trust sold Northeast Plaza for $19.6 million, realizing a loss of $6.3 million.

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

  Mortgages payable and capital lease obligations are due in installments over various terms extending to 2016 and 2060, respectively, with interest rates ranging from 4.8% to 11.25%. Certain of the mortgage and capital lease obligations require additional interest payments based upon property performance.

There were no maturing mortgages in 1999. In 1998 and 1997 the Trust paid off maturing mortgages totaling $53.5 million and $1.5 million, respectively.

  Aggregate mortgage principal payments due during the next two years are $583,000, and $30.7 million, respectively. There are no further mortgage principal payments due until 2005 when principal payments begin on the Leesburg mortgage.

  Future minimum lease payments and their present value for property under capital leases as of December 31, 1999, are as follows (in thousands):

Year ending December 31,
2000                                 $  11,736
2001                                    11,736
2002                                    11,527
2003                                    11,458
2004                                    11,673
Thereafter                             514,043
                                     ---------
                                       572,173
Less amount representing interest     (450,147)
                                     ---------
Present value                        $ 122,026
                                     =========

Leasing Arrangements
--------------------

     The Trust's leases with retail property and apartment tenants are classified as operating leases. Leases on apartments are generally for a period of one year, whereas retail property leases generally range from three to 10 years (certain leases with anchor tenants may be longer), and usually provide for contingent rentals based on sales and sharing of certain operating costs.

     The components of rental income are as follows (in thousands):

                                      Year ended December 31,
                                      1999      1998      1997
                                    --------  --------  --------
Retail properties
 Minimum rents                      $197,299  $178,936  $147,147
 Cost reimbursements                  39,574    34,897    34,089
 Percentage rent                       6,277     5,766     4,801
Apartments - rents                     2,683     2,587     2,492
                                    --------  --------  --------
                                    $245,833  $222,186  $188,529
                                    ========  ========  ========

The components of rental expense are as follows (in thousands):

                                       Year ended December 31,
                                      1999      1998      1997
                                    --------  --------  --------
Repairs and maintenance             $ 15,347  $ 13,942  $ 12,634
Management fees and costs             10,635     9,510     8,452
Utilities                              7,120     7,625     5,957
Payroll - properties                   4,440     3,775     3,432
Ground rent                            2,933     2,829     2,602
Insurance                              2,774     2,610     2,227
Other operating                       10,428     9,199     7,540
                                    --------  --------  --------
                                    $ 53,677  $ 49,490  $ 42,844
                                    ========  ========  ========


     Minimum future retail property rentals on noncancelable operating leases on operating properties as of December 31, 1999 are as follows (in thousands):

Year ending December 31,
2000                      $  193,581
2001                         178,766
2002                         160,101
2003                         140,736
2004                         117,855
Thereafter                   696,801
                          ----------
                          $1,487,840
                          ==========

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

                       December 31, 1999   December 31, 1998
(in thousands)         Carrying   Fair     Carrying    Fair
                        Value     Value     Value      Value
                       --------  --------  --------  --------
Cash & equivalents     $ 11,738  $ 11,738  $ 17,230  $ 17,230
Investments               2,403     2,403     1,661     1,661
Mortgage notes
 receivable              53,495    54,174    51,154    52,433
Mortgages and notes
 payable                213,315   213,579   314,238   316,722
Convertible
 debentures              75,289    71,058    75,289    71,901
Senior notes            510,000   488,355   355,000   364,269

NOTE 3. NOTES PAYABLE
---------------------

  The Trust's notes consist of the following (in thousands):

                                   1999       1998
                                 ---------  --------
Revolving credit facilities       $ 34,000  $134,147
Term note with banks               125,000   125,000
Other                                3,768     4,012
                                  --------  --------
                                  $162,768  $263,159
                                  ========  ========

  In December 1997 the Trust obtained a five year syndicated credit facility for $300 million which currently bears interest at LIBOR plus 65 basis points and matures December 2002. The syndicated facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

  In December 1998 the Trust obtained a four year loan of $125 million from five institutional lenders. The loan, which bears interest only at LIBOR plus 75 basis points and matures in December 2002, requires fees and has the same covenants as the syndicated credit facility. The Trust is in compliance with all covenants.

  The maximum drawn under these facilities during 1999, 1998 and 1997 was $330.0 million, $259.1 million and $114.8 million, respectively. In 1999, 1998 and 1997 the weighted average interest rate on borrowings was 5.9%, 6.1% and 6.5%, respectively, and the average amount outstanding was $296.4 million, $163.6 million and $59.9 million, respectively.

NOTE 4. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
---------------------------------------------------

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

  At December 1999 and 1998 the Trust had outstanding $289,000 of 5 1/4% convertible subordinated debentures due 2002. The debentures which are convertible into shares of beneficial interest at $30.625 were not registered under the Securities Act of 1933 and were not publicly distributed within the United States.

NOTE 5. SENIOR NOTES AND DEBENTURES
-----------------------------------
Unsecured senior notes and debentures at December 31, 1999 and 1998 consist of the following (in thousands):

                                                 1999      1998
                                               --------  --------
8.875% Notes due January 15, 2000              $100,000  $100,000
8% Notes due April 21, 2002                      25,000    25,000
6.74% Medium-Term Notes due March 10, 2004       39,500    39,500
6.625% Notes due December 1, 2005                40,000    40,000
6.99% Medium-Term Notes due March 10, 2006       40,500    40,500
6.82% Medium-Term Notes due August 1, 2027,
 redeemable at par by holder August 1, 2007      40,000    40,000
7.48% Debentures due August 15, 2026,
 redeemable at par by holder August 15, 2008     50,000    50,000
8.75% Notes due December 1, 2009                175,000         -
                                               --------   -------
                                               $510,000  $335,000
                                               ========  ========

The 8.875% Notes were paid in full in January 2000; see Note 14. The loan agreements contain various covenants, including limitations on the amount of debt and minimum debt service coverage ratios. The Trust is in compliance with all covenants.

  In anticipation of the March 1998 Medium-Term Note issuance, on January 13, 1998 the Trust purchased a Treasury Yield Hedge (notional amount of $50 million) to minimize the risk of changes in interest rates. The hedge was terminated on March 5, 1998 at a gain of $1.1 million which is being recognized as a reduction in interest expense over the term of the notes. There were no open hedge agreements at December 31, 1999 or 1998.

  In September 1998 the Trust filed a $500 million shelf registration statement with the Securities and Exchange Commission which allows the issuance of debt securities, preferred shares and common shares. As of December 31, 1999, $325 million is available under the shelf registration.


NOTE 6. DIVIDENDS
-----------------

  On November 4, 1999 the Trustees declared a quarterly cash dividend of $.45 per common share, payable January 14, 2000 to common shareholders of record January 3, 2000. For the years ended December 31, 1999, 1998 and 1997, $.16, $.31, and $.19 of dividends paid per common share, respectively, represented a return of capital.

  On November 4, 1999 the Trustees declared a quarterly cash dividend of $.49687 per share on its Series A Cumulative Redeemable Preferred Shares, payable on January 31, 2000 to shareholders of record on January 14, 2000.

NOTE 7. COMMITMENTS AND CONTINGENCIES
-------------------------------------

  The Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

  Pursuant to the provisions of the Congressional Plaza partnership agreement, in the event of the exercise of put options by another partner, the Trust would be required to purchase a 37.5% interest at Congressional Plaza at its then fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27 million.

  On January 1, 1999 the Loehmann's Plaza Limited Partnership Agreement was amended to extend the partnership to December 31, 2000 and to delete the put and call options. On January 1, 2000 the partnership agreement was again amended and restated. Under this amended and restated agreement, the limited partner was awarded 190,000 partnership units in exchange for a 98% partnership interest.

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

  Under the terms of the Amended and Restated Loehmann's Plaza Limited Partnership Agreement and certain other partnerships, the partners may exchange their operating partnership units, totaling 1,004,589, into cash or the same number of common shares of the Trust, at the option of the Trust. During the third quarter of 1999 the Trust redeemed 64,952 operating units for cash of $1.6 million.

  As of December 31, 1999 in connection with renovation and development projects, the Trust has contractual obligations of $59 million.

  The Trust is obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows (in thousands):

2000                                                 $3,757
2001                                                  4,095
2002                                                  4,321
2003                                                  4,398
2004                                                  4,409
Thereafter                                          283,971
                                                   --------
                                                   $304,951
                                                   ========

NOTE 8. SHAREHOLDERS' EQUITY
----------------------------

  In May 1999, the Trust reorganized as a Maryland real estate investment trust by amending and restating its declaration of trust and bylaws. The Amended Declaration of Trust changed the number of authorized shares of common and preferred shares from unlimited to 100,000,000 and 15,000,000, respectively. In addition, all common shares of beneficial interest, no par value, which were issued and outstanding were changed to common shares of beneficial interest, $0.01 par value per share and all Series A Cumulative Redeemable Preferred Shares of beneficial interest, no par value, which were issued and outstanding were changed to Series A Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value per share.

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

  The Trust has a Dividend Reinvestment Plan, whereby shareholders may use their dividends and make optional cash payments to purchase shares. In 1999, 1998, and 1997, 165,770 shares, 167,511 shares, and 153,973 shares, respectively, were issued under the Plan.

  In December 1999 the Trustees authorized a share repurchase program of up to an aggregate of 4 million of the Trust's common shares. The repurchase program will end upon the earlier of December 31, 2000 or the date when the repurchase limit has been met. As of December 31, 1999, 140,500 shares had been repurchased at a cost of $2.6 million.

  In 1999, 65,660 common shares were awarded, and 5,006 shares were forfeited and retired, to the Trust's president and other key employees under various incentive compensation programs. Fifteen thousand shares vested upon award, and the balance vest over terms from 5 to 13 years.

  In 1998, 576,055 common shares, of which 35,000 were issued from treasury shares, were awarded to the Trust's president and certain other officers under various programs designed to directly link a significant portion of their long term compensation to the prosperity of the Trust and its shareholders. Ten thousand shares vested upon award, 491,055 shares vest over terms from 5 to 13 years, and 75,000 shares vest upon the obtainment of certain performance criteria.

  On January 31, 1997, 22,000 restricted shares were granted to an officer and two employees of the Trust. The shares vest over three years. On September 26, 1997, 10,000 restricted common shares were granted to an officer; the shares, which were fully vested upon grant, were issued from treasury shares.

  In January 1994 under the terms of the 1993 Long Term Incentive Plan, an officer of the Trust purchased 40,000 common shares at $25 per share with the assistance of a $1.0 million loan from the Trust. The loan, which has a term of 12 years and a current balance of $625,500, bears interest at 6.24%. Forgiveness of up to 75% of the loan is subject to the future performance of the Trust. One eighth of the loan was forgiven on January 31, 1995 and an additional one sixteenth has been forgiven each January 31 since then as certain performance criteria of the Trust were met.

  In January 1991 the Trustees adopted the Federal Realty Investment Trust Share Purchase Plan. Under the terms of this plan, officers and certain employees of the Trust purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from the Trust. Originally, the Plan called for one sixteenth of the loan to be forgiven each year for eight years, as long as the participant was still employed by the Trust. The loans for all participants, but two, were modified in 1994 to extend the term an additional four years and to tie forgiveness in 1995 and thereafter to certain performance criteria of the Trust. One sixteenth of the loan has been forgiven during each year of the plan. At December 31, 1999 the Trust has outstanding purchase loans to participants of $1.8 million. The purchase loans bear interest at 9.39%.
The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans associated with the plan are satisfied and the term has expired, without the consent of the Compensation Committee of the Board of Trustees.

  Tax loans with a balance of $1.3 million in 1999 and $1.1 million in 1998 have been made in connection with restricted share grants to the Trust's President and Chief Investment Officer and in connection with the Share Purchase Plans.

  On April 13, 1999, the Shareholder Rights Plan adopted in 1989 expired. On March 11, 1999 the Trust entered into an Amended and Restated Rights Agreement with American Stock Transfer and Trust Company, pursuant to which (i)the expiration date of the Trust's shareholder rights plan was extended for an additional ten years to April 24, 2009, (ii)the beneficial ownership percentage at which a person becomes an "Acquiring Person" under the plan was reduced from 20% to 15%, and (iii)certain other amendments were made.

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

  The option price to acquire shares under the 1993 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, the Trust had outstanding from its officers and employees notes for $3.6 million and $3.4 million at December 31, 1999 and 1998, respectively. The notes issued under the 1993 Plan bear interest at the dividend rate on the date of exercise divided by the purchase price of such shares. The notes issued under the previous plans bear interest at the lesser of (i) the Trust's borrowing rate or (ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by the shares and are with recourse. The loans have a term extending to the employee's or officer's retirement date.

  SFAS Statement No. 123, "Accounting for Stock-Based Compensation" requires pro forma information regarding net income and earnings per share as if the Trust accounted for its stock options under the fair value method of that Statement. The fair value for options issued in 1999, 1998, and 1997 has been estimated as $434,000, $2.6 million, and $4.0 million, respectively, as of the date of grant, using a binomial model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.4%, 5.7%,and 6.5%; volatility factors of the expected market price of the Trust's shares of 15%, 19%, and 19%; and a weighted average expected life of the option of 6.6 years,
6.3 years, and 6.6 years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting period. The pro forma information is as follows (in thousands except for earnings per share):

                                           1999           1998        1997
                                        -----------  --------------  -------
Pro forma net income                    $   46,368          $43,179  $45,214
Pro forma earnings per share, basic           $.97          $   .90  $  1.13
Pro forma earnings per share, diluted         $.97          $   .88  $  1.11

  A summary of the Trust's stock option activity for the years ended December 31, is as follows:

                                  Shares       Weighted
                                  Under         Average
                                  Option     Exercise Price
                                ----------   --------------
January 1, 1997                  1,433,729       $ 22.74
 Options granted                 1,611,500         26.43
 Options exercised                 (75,884)        21.05
 Options forfeited                (121,003)        25.99
                                ----------
December 31, 1997                2,848,342         24.73
 Options granted                 1,293,500         25.06
 Options exercised                (228,908)        21.14
 Options forfeited                (304,118)        25.62
                                ----------
December 31, 1998                3,608,816         25.00
 Options granted                   720,000         21.12
 Options exercised                 (52,667)        20.73
 Options forfeited                (380,635)        25.29
                                ----------
December 31, 1999                3,895,514         24.31
                                ==========       =======

  At December 31, 1999 and 1998, options for 1.9 million and 1.5 million shares, respectively, were exercisable. The average remaining contractual life of options outstanding at December 31, 1999 and 1998 was 6.7 years and 7.1 years, respectively. The weighted average grant date fair value per option for options granted in 1999 and 1998 was $.65 and $2.00, respectively. The exercise price of options outstanding at December 31, 1999 ranged from $17.25 per share to $27.13 per share.

NOTE 10. SAVINGS AND RETIREMENT PLANS
-------------------------------------

  The Trust has a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees' contributions range, at the discretion of each employee, from 1% to 17% of compensation up to a maximum of $10,000. Under the plan, the Trust, out of its current net income, contributes 50% of each employee's first 5% of contributions. In addition, the Trust may make discretionary contributions within the limits of deductibility set forth by the Code. Employees of the Trust, who work over 1,000 hours annually, are eligible to become plan participants. The Trust's expense for the years ended December 31, 1999, 1998 and 1997 was $223,000, $218,000 and
$210,000, respectively.

  A nonqualified deferred compensation plan for Trust officers was established in 1994. The plan allows the officers to defer future income until the earlier of age 65 or termination of employment with the Trust. As of December 31, 1999, the Trust is liable to participants for approximately $2.4 million under this plan. Although this is an unfunded plan, the Trust has purchased certain investments with which to match this obligation.

NOTE 11. INTEREST EXPENSE
-------------------------

  The Trust incurred interest expense totaling $68.4 million, $60.2 million and $50.9 million in 1999, 1998 and 1997, respectively, of which $6.9 million, $5.1 million, and $3.6 million respectively, was capitalized. Interest paid was $67.0 million in 1999, $57.8 million in 1998, and $49.4 million in 1997.


NOTE 12. ADMINISTRATIVE EXPENSES
--------------------------------

     During 1999 while exploring strategic alternatives to maximize shareholder value, the Trust considered spinning off certain of its assets (primarily those related to the development and operation of its main street retail program) in a taxable transaction to shareholders. Shortly thereafter, the remaining assets of the Trust were to be merged with another publicly traded shopping center company in exchange for cash and stock consideration. On September 24, 1999, the Trust announced that merger negotiations were terminated and that the spin-off was being reevaluated.

     In preparing for these transactions, the Trust incurred expenses of approximately $2.8 million related to legal, accounting, tax and other advisory services related to the spin-off and the merger. Such costs have been expensed and are reflected as administrative expenses in the accompanying consolidated statement of operations. While management continues to evaluate alternatives to maximize shareholder value, there are currently no plans to consummate a spin-off or merger transaction.

  At September 30, 1998 the Trust recorded a $4.7 million charge related to a comprehensive restructuring program, the implementation of which was begun during the fourth quarter of 1998. As of December 31, 1999 cash payments of $3.9 million had been made against the reserve with most of the remaining cash to be paid during 2000 in connection with severance agreements.

NOTE 13. Year 2000 Readiness
----------------------------

  During 1999 the Trust continued to focus on ways to minimize the risk of disruption from the "Year 2000 Issue" which generally refers to the inability of systems hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue could affect the Trust directly by impairing its internal data-based operations or processing and indirectly by impairing its suppliers' and tenants' data-based operations or processing. The Trust identified and remediated all accounting systems and other internal systems of high priority. In addition the Trust requested information concerning and reviewed the equipment at its properties, including the use of embedded chips in machinery. The Trust also communicated with its major banks, tenants and suppliers to determine their Year 2000 compliance. Expenditures for Year 2000 remediation were approximately $75,000. To date the operations and financial condition of the Trust had not been adversely impacted by any Year 2000 failures and the Trust does not believe that there is any material risk to the Trust in these areas in the future.


NOTE 14. SUBSEQUENT EVENTS
--------------------------

  Under a Restricted Share Agreement designed to link his compensation with the prosperity of the shareholders, the Trust's President elected to accept stock in lieu of cash for both his 1999 bonus and his 2000 salary. As a result, in 2000, 35,349 common shares were awarded to the president in lieu of his 2000 cash salary and 22,222 shares were awarded in lieu of his 1999 cash bonus. The shares vest at the end of five years if the president is still employed by the Trust.

     Pursuant to the 1999 Incentive Bonus Plan, vice presidents and certain key employees receive part of their 1999 bonus in Federal Realty shares which vest over three years. Consequently, on February 9, 2000, 24,038 shares were awarded under this plan. In addition, 144,700 shares were awarded to certain vice presidents of the Trust in accordance with programs to link their current and long-term compensation to the prosperity of the Trust. The shares have vesting schedules from five to eight years.

     On January 5, 2000 the Trust purchased the 75,000 square foot Greenlawn Shopping Center in Greenlawn, New York for $6.0 million, with plans to renovate and expand the center by 35,000 square feet.

     On January 17, 2000 the Trust's $100 million of 8.875% Notes matured and were paid with borrowings on the Trust's revolving credit facilities. In January 2000 the Trust obtained a construction loan commitment for up to $24.5 million in connection with the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of the greater of prime or the Federal Funds Rate plus .5% or a fixed rate option of LIBOR plus 1.5%, has an initial term of 24 months with two one year extension options.

     From January 1, 2000 through March 14, 2000, the Trust repurchased 908,100 common shares at a cost of $17.4 million, in connection with its share repurchase program.


NOTE 15. SEGMENT INFORMATION
----------------------------

  The Trust traditionally operated its business as a single business segment. During the fourth quarter of 1998, however, the Trust completed a comprehensive restructuring program which, among other things, divided its portfolio of assets into three geographic operating regions: Northeast, Mid-Atlantic and West. During 1999 there was a minor reorganization of the regions which moved the Illinois and Michigan properties to the Northeast region from the Western region.

  A summary of the Trust's operations by geographic region is presented below (in thousands):

                                              North       Mid
                   1999                       East     Atlantic     West       Other    Consolidated
----------------------------------------------------------------------------------------------------
Rental income                               $102,452   $111,624   $ 31,757          -     $  245,833
Other income                                   5,672      3,903      1,656          -         11,231
Rental expense                               (20,702)   (25,096)    (7,879)         -        (53,677)
Real estate tax                              (13,146)    (9,006)    (2,869)         -        (25,021)
                                            --------   --------   --------                ----------
  Net operating income                        74,276     81,425     22,665                   178,366
Interest income                                    -          -          -      7,649          7,649
Interest expense                                   -          -          -    (61,492)       (61,492)
Administrative expense                             -          -          -    (15,120)       (15,120)
Depreciation and
  Amortization                               (22,648)   (22,473)    (4,101)      (789)       (50,011)
                                            --------   --------   --------   --------     ----------
Income before investors'
  share of operations and
  Loss on sale of real
  Estate                                    $ 51,628   $ 58,952   $ 18,564   ($69,752)    $   59,392
                                            ========   ========   ========   ========     ==========
Capital expenditures                        $ 32,547   $ 26,444   $ 62,512          -     $  121,503
                                            ========   ========   ========                ==========
Real estate assets                          $715,772   $663,019   $342,668          -     $1,721,459
                                            ========   ========   ========                ==========
                                              North       Mid
                   1998                       East     Atlantic     West       Other    Consolidated
----------------------------------------------------------------------------------------------------
Rental income                               $ 93,632   $103,676   $ 24,878          -     $  222,186
Other income                                   5,768      3,637        942          -         10,347
Rental expense                               (20,259)   (22,826)    (6,405)         -        (49,490)
Real estate tax                              (12,745)    (8,422)    (2,104)         -        (23,271)
                                            --------   --------   --------                ----------
  Net operating income                        66,396     76,065     17,311                   159,772
Interest income                                    -          -          -      5,945          5,945
Interest expense                                   -          -          -    (55,125)       (55,125)
Administrative expense                             -          -          -    (11,796)       (11,796)
Reorganization expense                             -          -          -     (4,665)        (4,665)
Depreciation and
  Amortization                               (20,224)   (22,218)    (2,650)      (955)       (46,047)
                                            --------   --------   --------   --------     ----------
Income before investors'
  share of operations and
  gain on sale of real
  estate                                    $ 46,172   $ 53,847   $ 14,661   ($66,596)    $   48,084
                                            ========   ========   ========   ========     ==========
Capital expenditures                        $ 56,629   $ 60,687   $ 76,414          -     $  193,730
                                            ========   ========   ========                ==========
Real estate assets                          $684,318   $676,842   $280,976          -     $1,642,136
                                            ========   ========   ========                ==========

                                             North       Mid
                                              East     Atlantic     West      Other     Consolidated
1997
----------------------------------------------------------------------------------------------------
Rental income                               $ 80,309   $ 96,818   $ 11,402          -     $  188,529
Other income                                   4,618      4,867        220          -          9,705
Rental expense                               (18,072)   (22,387)    (2,385)         -        (42,844)
Real estate tax                              (10,073)    (8,000)    (1,452)         -        (19,525)
                                            --------   --------   --------                ----------
  Net operating income                        56,782     71,298      7,785                   135,865
Interest income                                    -          -          -      6,037          6,037
Interest expense                                   -          -          -    (47,288)       (47,288)
Administrative expense                             -          -          -     (9,793)        (9,793)
Reorganization expense                             -          -          -     (1,951)        (1,951)
Depreciation and
  Amortization                               (17,674)   (21,690)    (1,001)    (1,034)       (41,399)
                                            --------   --------   --------   --------     ----------
Income before investors'
  share of operations and
  gain on sale of real
  estate                                    $ 39,108   $ 49,608   $  6,784   ($54,029)    $   41,471
                                            ========   ========   ========   ========     ==========
Capital expenditures                        $113,265   $ 69,704   $152,207          -     $  335,176
                                            ========   ========   ========                ==========
Real estate assets                          $630,105   $618,971   $204,563          -     $1,453,639
                                            ========   ========   ========                ==========

There are no transactions between geographic areas.

NOTE 16. QUARTERLY DATA (UNAUDITED)
-----------------------------------

  The following summary represents the results of operations for each quarter in 1999 and 1998 (in thousands, except per share data):

                         First    Second       Third    Fourth
                        Quarter  Quarter      Quarter   Quarter
                        -------  --------     -------  ---------

1999
Revenue                 $63,583   $64,195     $67,255    $69,680
Net income available
 for common shares       11,566     4,828 (1)  12,198     11,901
Earnings per common
    share -basic        $   .29   $   .12     $   .31    $   .30
Earnings per common
    share -diluted (3)      .29       .12         .30        .30


1998
Revenue                 $56,177   $58,402     $59,003    $64,896
Net income available
  for common shares      10,706     9,976       5,532 (2) 10,796
Earnings per common
    share -basic        $   .27   $   .26     $   .14    $   .27
Earnings per common
   share -diluted           .27       .26         .14        .27

(1) Net income includes a $7.1 million loss on sale of real estate ($.18 loss per share - basic and $.17 loss per share - diluted).
(2) Net income includes a $4.7 million charge for reorganization expenses.
(3) The sum of quarterly earnings per common share - diluted, $1.01 differs from the annual earnings per common share - diluted, $1.02 due to rounding.

                         FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE III
               SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

             COLUMN A                              COLUMN B            COLUMN C                      COLUMN D
             --------                              --------            --------                      --------
                                                                    Initial cost to company
                                                                                                 Cost Capitalized
                                                                                 Building and     Subsequent to
           Descriptions                           Encumbrance       Land         Improvements      Acquisition
           ------------                           -----------       ----         ------------      -----------
ALLWOOD (New Jersey)                               $3,542,000      $               $3,920,000        $251,000
ANDORRA (Pennsylvania)                                              2,432,000      12,346,000       3,374,000
ARIZONA BUILDINGS (2)                                               1,334,000       9,104,000         355,000
BALA CYNWYD (Pennsylvania)                                          3,565,000      14,466,000       4,077,000
BARRACKS ROAD (Virginia)                                            4,363,000      16,459,000      17,048,000
BETHESDA  ROW (Maryland)                           12,576,000       2,157,000      20,821,000      19,824,000
BLUESTAR  (New Jersey)                             27,031,000                      29,922,000       7,025,000
BRICK PLAZA (New Jersey)                           21,362,000                      24,715,000      25,035,000
BRISTOL (Connecticut)                                               3,856,000      15,959,000         899,000
BRUNSWICK  (New Jersey)                            11,253,000                      12,456,000       2,796,000
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (8)                                              20,055,000      12,709,000      16,972,000
     SAN DIEGO (5)                                                  3,844,000       1,352,000       4,265,000
     150 POST STREET (San Francisco)                               11,685,000       9,181,000       3,310,000
     OTHER (6)                                                     15,563,000      21,462,000       4,656,000
CLIFTON (New Jersey)                                3,294,000                       3,646,000         952,000
CONGRESSIONAL PLAZA (Maryland)                                      2,793,000       7,424,000      35,400,000
CONNECTICUT RETAIL BUILDINGS (13)                                  25,061,000      27,739,000       2,212,000
COURTHOUSE CENTER (Maryland)                                        1,750,000       1,869,000          38,000
CROSSROADS (Illinois)                                               4,635,000      11,611,000       5,169,000
DEDHAM PLAZA (Massachusetts)                                       12,369,000      12,918,000       1,600,000
EASTGATE (North Carolina)                                           1,608,000       5,775,000       4,688,000
ESCONDIDO PROMENADE (California)                    9,400,000      11,505,000      12,147,000         656,000
ELLISBURG CIRCLE (New Jersey)                                       4,028,000      11,309,000       9,528,000
FALLS PLAZA (Virginia)                                              1,260,000         735,000       6,188,000
FALLS PLAZA - East (Virginia)                                         538,000         535,000       2,271,000
FEASTERVILLE (Pennsylvania)                                         1,431,000       1,600,000       8,383,000
FEDERAL PLAZA (Maryland)                           27,179,000      10,216,000      17,895,000      32,358,000
FINLEY SQUARE (Illinois)                                            9,252,000       9,544,000       6,396,000
FLORIDA RETAIL BUILDINGS (2)                                        5,206,000       1,631,000          17,000
FLOURTOWN (Pennsylvania)                                            1,345,000       3,943,000       3,140,000
FRESH MEADOWS (New York)                                           24,625,000      25,255,000       3,446,000
GAITHERSBURG SQUARE (Maryland)                                      7,701,000       5,271,000      10,145,000
GARDEN MARKET (Illinois)                                            2,677,000       4,829,000         727,000
GOVERNOR PLAZA (Maryland)                                           2,068,000       4,905,000      10,190,000
GRATIOT PLAZA (Michigan)                                              525,000       1,601,000      14,462,000
HAMILTON (New Jersey)                               4,882,000                       5,405,000       2,146,000
HAUPPAUGE (New York)                                                8,791,000      15,262,000       1,735,000
HUNTINGTON (New York)                              14,461,000                      16,008,000       5,691,000
IDYLWOOD PLAZA (Virginia)                                           4,308,000      10,026,000         672,000
ILLINOIS RETAIL BUILDINGS (3)                                       2,694,000       2,325,000       3,375,000
KINGS COURT (California)                                                           10,714,000         (57,000)
LANCASTER (Pennsylvania)                              549,000                       2,103,000       2,532,000
LANGHORNE SQUARE (Pennsylvania)                                       720,000       2,974,000      13,662,000
LAUREL (Maryland)                                                   7,458,000      22,525,000      14,161,000
LAWRENCE PARK (Pennsylvania)                                        5,723,000       7,160,000      10,050,000
LEESBURG PLAZA (Virginia)                           9,900,000       8,184,000      10,722,000         819,000
LOEHMANN'S PLAZA (Virginia)                                         1,237,000      15,096,000       5,630,000

             COLUMN A                COLUMN E                                      COLUMN F          COLUMN G
             --------                --------                                      --------          --------
                                     Gross amount   at which
                                     carried at close of period                    Accumulated        Date
                                                    Building and                 Depreciation and       of
           Descriptions                Land         Improvements        Total      Amortization    Construction
           ------------                ----         ------------        -----      ------------    ------------
ALLWOOD (New Jersey)                 $                $4,171,000      $4,171,000    $1,380,000         1958
ANDORRA (Pennsylvania)                 2,432,000      15,720,000      18,152,000     5,438,000         1953
ARIZONA BUILDINGS (2)                  1,334,000       9,459,000      10,793,000       390,000      1995-1998
BALA CYNWYD (Pennsylvania)             3,565,000      18,543,000      22,108,000     3,438,000         1955
BARRACKS ROAD (Virginia)               4,363,000      33,507,000      37,870,000    14,112,000         1958
BETHESDA  ROW (Maryland)               2,171,000      40,645,000      42,816,000     4,934,000      1945-1999
BLUESTAR  (New Jersey)                                36,947,000      36,947,000    10,195,000         1959
BRICK PLAZA (New Jersey)                              49,750,000      49,750,000    12,288,000         1958
BRISTOL (Connecticut)                  3,856,000      16,858,000      20,714,000     2,082,000         1959
BRUNSWICK  (New Jersey)                               15,252,000      15,252,000     4,704,000         1957
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (8)                 20,055,000      29,681,000      49,736,000     1,833,000      1888-1995
     SAN DIEGO (5)                     3,844,000       5,617,000       9,461,000        40,000      1888-1995
     150 POST STREET (San Francisco)  11,685,000      12,491,000      24,176,000       602,000         1908
     OTHER (6)                        15,563,000      26,118,000      41,681,000       467,000         var
CLIFTON (New Jersey)                                   4,598,000       4,598,000     1,319,000         1959
CONGRESSIONAL PLAZA (Maryland)         2,793,000      42,824,000      45,617,000    15,878,000         1965
CONNECTICUT RETAIL BUILDINGS (13)     25,061,000      29,951,000      55,012,000     3,736,000      1900-1991
COURTHOUSE CENTER (Maryland)           1,750,000       1,907,000       3,657,000       112,000         1975
CROSSROADS (Illinois)                  4,635,000      16,780,000      21,415,000     3,100,000         1959
DEDHAM PLAZA (Massachusetts)          12,369,000      14,518,000      26,887,000     2,728,000         1959
EASTGATE (North Carolina)              1,608,000      10,463,000      12,071,000     5,233,000         1963
ESCONDIDO PROMENADE (California)      11,505,000      12,803,000      24,308,000     1,070,000         1987
ELLISBURG CIRCLE (New Jersey)          4,028,000      20,837,000      24,865,000     6,490,000         1959
FALLS PLAZA (Virginia)                 1,260,000       6,923,000       8,183,000     1,767,000         1962
FALLS PLAZA - East (Virginia)            559,000       2,785,000       3,344,000     2,396,000         1960
FEASTERVILLE (Pennsylvania)            1,431,000       9,983,000      11,414,000     3,610,000         1958
FEDERAL PLAZA (Maryland)              10,216,000      50,253,000      60,469,000    13,383,000         1970
FINLEY SQUARE (Illinois)               9,252,000      15,940,000      25,192,000     2,618,000         1974
FLORIDA RETAIL BUILDINGS (2)           5,206,000       1,648,000       6,854,000       183,000         1920
FLOURTOWN (Pennsylvania)               1,345,000       7,083,000       8,428,000     2,422,000         1957
FRESH MEADOWS (New York)              24,625,000      28,701,000      53,326,000     1,631,000      1946-1949
GAITHERSBURG SQUARE (Maryland)         6,012,000      17,105,000      23,117,000     3,810,000         1966
GARDEN MARKET (Illinois)               2,677,000       5,556,000       8,233,000     1,049,000         1958
GOVERNOR PLAZA (Maryland)              2,068,000      15,095,000      17,163,000     7,971,000         1963
GRATIOT PLAZA (Michigan)                 525,000      16,063,000      16,588,000     2,593,000         1964
HAMILTON (New Jersey)                                  7,551,000       7,551,000     2,892,000         1961
HAUPPAUGE (New York)                   8,791,000      16,997,000      25,788,000       541,000         1963
HUNTINGTON (New York)                                 21,699,000      21,699,000     6,977,000         1962
IDYLWOOD PLAZA (Virginia)              4,308,000      10,698,000      15,006,000     1,959,000         1991
ILLINOIS RETAIL BUILDINGS (3)          2,694,000       5,700,000       8,394,000       570,000      1900-1927
KINGS COURT (California)                              10,657,000      10,657,000       492,000         1960
LANCASTER (Pennsylvania)                               4,635,000       4,635,000     3,626,000         1958
LANGHORNE SQUARE (Pennsylvania)          720,000      16,636,000      17,356,000     4,852,000         1966
LAUREL (Maryland)                      7,458,000      36,686,000      44,144,000    14,481,000         1956
LAWRENCE PARK (Pennsylvania)           5,734,000      17,210,000      22,944,000    11,369,000         1972
LEESBURG PLAZA (Virginia)              8,184,000      11,541,000      19,725,000       399,000         1967
LOEHMANN'S PLAZA (Virginia)            1,248,000      20,715,000      21,963,000    10,427,000         1971


             COLUMN A                 COLUMN H    COLUMN I
             --------                 --------    --------
                                                  Life on which
                                              depreciation in latest
                                        Date    income statements
           Descriptions               Acquired   is computed
           ------------               --------   -----------
ALLWOOD (New Jersey)                  12/12/88    35 years
ANDORRA (Pennsylvania)                01/12/88    35 years
ARIZONA BUILDINGS (2)                 05/07/98    35 years
BALA CYNWYD (Pennsylvania)            09/22/93    35 years
BARRACKS ROAD (Virginia)              12/31/85    35 years
BETHESDA  ROW (Maryland)              12/31/93    35 years
BLUESTAR  (New Jersey)                12/12/88    35 years
BRICK PLAZA (New Jersey)              12/28/89    35 years
BRISTOL (Connecticut)                  9/22/95    35 years
BRUNSWICK  (New Jersey)               12/12/88    35 years
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (8)                1996-1998    35 years
     SAN DIEGO (5)                   1996-1997    35 years
     150 POST STREET (San Francisco)  10/23/97    35 years
     OTHER (6)                       1996-1999    35 years
CLIFTON (New Jersey)                  12/12/88    35 years
CONGRESSIONAL PLAZA (Maryland)        04/01/65    35 years
CONNECTICUT RETAIL BUILDINGS (13)    1994-1996    35 years
COURTHOUSE CENTER (Maryland)          12/17/97    35 years
CROSSROADS (Illinois)                 07/19/93    35 years
DEDHAM PLAZA (Massachusetts)          12/31/93    35 years
EASTGATE (North Carolina)             12/18/86    35 years
ESCONDIDO PROMENADE (California)      12/31/96    35 years
ELLISBURG CIRCLE (New Jersey)         10/16/92    35 years
FALLS PLAZA (Virginia)                09/30/67  22 3/4 years
FALLS PLAZA - East (Virginia)         10/05/72    25 years
FEASTERVILLE (Pennsylvania)           07/23/80    20 years
FEDERAL PLAZA (Maryland)              06/29/89    35 years
FINLEY SQUARE (Illinois)              04/27/95    35 years
FLORIDA RETAIL BUILDINGS (2)          02/28/96    35 years
FLOURTOWN (Pennsylvania)              04/25/80    35 years
FRESH MEADOWS (New York)              12/05/97    35 years
GAITHERSBURG SQUARE (Maryland)        04/22/93    35 years
GARDEN MARKET (Illinois)              07/28/94    35 years
GOVERNOR PLAZA (Maryland)             10/01/85    35 years
GRATIOT PLAZA (Michigan)              03/29/73  25 3/4 years
HAMILTON (New Jersey)                 12/12/88    35 years
HAUPPAUGE (New York)                  08/06/98    35 years
HUNTINGTON (New York)                 12/12/88    35 years
IDYLWOOD PLAZA (Virginia)             04/15/94    35 years
ILLINOIS RETAIL BUILDINGS (3)         1995-1997   35 years
KINGS COURT (California)              08/24/98    26 years
LANCASTER (Pennsylvania)              04/24/80    22 years
LANGHORNE SQUARE (Pennsylvania)       01/31/85    35 years
LAUREL (Maryland)                     08/15/86    35 years
LAWRENCE PARK (Pennsylvania)          07/23/80    22 years
LEESBURG PLAZA (Virginia)             09/15/98    35 years
LOEHMANN'S PLAZA (Virginia)           07/21/83    35 years

             COLUMN A                              COLUMN B            COLUMN C                      COLUMN D
             --------                              --------            --------                      --------
                                                                    Initial cost to company
                                                                                                 Cost Capitalized
                                                                                 Building and     Subsequent to
           Descriptions                           Encumbrance       Land         Improvements      Acquisition
           ------------                           -----------       ----         ------------      -----------
MAGRUDERS (Maryland)                                                4,554,000       4,859,000         338,000
MASSACHUSETTS  RETAIL BLDG (1)                                      1,873,000       1,884,000         231,000
MID PIKE PLAZA (Maryland)                          10,041,000                      10,335,000       5,918,000
NEW JERSEY RETAIL BUILDING (1)                                        737,000       1,466,000       1,056,000
NEW YORK RETAIL BUILDINGS (4)                                       7,541,000       7,912,000       6,259,000
NORTHEAST (Pennsylvania)                                            1,152,000      10,596,000       9,138,000
NORTH LAKE COMMONS (Illinois)                                       2,782,000       8,604,000       1,485,000
OLD KEENE MILL (Virginia)                                             638,000         998,000       3,316,000
OLD TOWN CENTER (California)                                        3,420,000       2,765,000      22,595,000
PAN AM SHOPPING CENTER (Virginia)                                   8,694,000      12,929,000       2,601,000
PARK & SHOP (District of Columbia)                                  4,840,000       6,319,000         520,000
PENINSULA (California)                                             20,880,000      23,288,000         695,000
PERRING PLAZA (Maryland)                                            2,800,000       6,461,000      14,634,000
PIKE 7 (Virginia)                                                   9,709,000      22,799,000         415,000
QUEEN ANNE PLAZA (Massachusetts)                                    3,319,000       8,457,000       2,427,000
QUINCE ORCHARD PLAZA (Maryland)                                     3,197,000       7,949,000       6,004,000
ROLLINGWOOD APTS. (Maryland)                                          552,000       2,246,000       3,842,000
RUTGERS (New Jersey)                               13,035,000                      14,429,000       1,328,000
SAUGUS (Massachusetts)                                              4,383,000       8,291,000         290,000
SHIRLINGTON (Virginia)                                              9,761,000      14,808,000       4,186,000
TOWER (Virginia)                                                    7,170,000      10,518,000         125,000
TROY (New Jersey)                                                   3,126,000       5,193,000      11,922,000
TYSONS STATION (Virginia)                           4,068,000         388,000         453,000       2,538,000
UPTOWN (Oregon)                                                    10,257,000       5,846,000         266,000
WILDWOOD (Maryland)                                                 9,111,000       1,061,000       5,293,000
WILLIAMSBURG (Virginia)                                             2,758,000       7,160,000       3,412,000
WILLOW GROVE (Pennsylvania)                                         1,499,000       6,643,000      16,945,000
WILLOW LAWN (Virginia)                                              3,192,000       7,723,000      43,656,000
WYNNEWOOD (Pennsylvania)                                            8,055,000      13,759,000      11,571,000
DEVELOPMENT PROJECTS:
     PENTAGON ROW (Virginia)                                                        2,955,000       6,130,000
     WOODMONT EAST (Bethesda, MD)                                   6,494,000                       4,660,000
    TOWN & COUNTRY (California)                                    41,969,000       1,161,000      17,238,000
    TEXAS RETAIL BUILDINGS  (12)                                   13,783,000       1,976,000       5,718,000

TOTALS                                           $172,573,000    $437,196,000    $739,217,000    $545,021,000
                                                 ============  ==============  ==============  ==============




             COLUMN A                COLUMN E                                      COLUMN F          COLUMN G
             --------                --------                                      --------          --------
                                     Gross amount   at which
                                     carried at close of period                    Accumulated        Date
                                                    Building and                 Depreciation and       of
           Descriptions                Land         Improvements        Total      Amortization    Construction
           ------------                ----         ------------        -----      ------------    ------------
MAGRUDERS (Maryland)                   4,554,000       5,197,000       9,751,000       295,000         1955
MASSACHUSETTS  RETAIL BLDG (1)         1,873,000       2,115,000       3,988,000       302,000         1930
MID PIKE PLAZA (Maryland)                             16,253,000      16,253,000     7,768,000         1963
NEW JERSEY RETAIL BUILDING (1)           737,000       2,522,000       3,259,000       324,000         1940
NEW YORK RETAIL BUILDINGS (4)          7,541,000      14,171,000      21,712,000       566,000      1937-1987
NORTHEAST (Pennsylvania)               1,153,000      19,733,000      20,886,000     8,410,000         1959
NORTH LAKE COMMONS (Illinois)          2,782,000      10,089,000      12,871,000     1,600,000         1989
OLD KEENE MILL (Virginia)                638,000       4,314,000       4,952,000     2,546,000         1968
OLD TOWN CENTER (California)           3,420,000      25,360,000      28,780,000       323,000      1997-1998
PAN AM SHOPPING CENTER (Virginia)      8,694,000      15,530,000      24,224,000     4,244,000         1979
PARK & SHOP (District of Columbia)     4,840,000       6,839,000      11,679,000       876,000         1930
PENINSULA (California)                20,880,000      23,983,000      44,863,000     1,279,000         1960
PERRING PLAZA (Maryland)               2,800,000      21,095,000      23,895,000     8,613,000         1963
PIKE 7 (Virginia)                      9,709,000      23,214,000      32,923,000     1,897,000         1968
QUEEN ANNE PLAZA (Massachusetts)       3,319,000      10,884,000      14,203,000     2,177,000         1967
QUINCE ORCHARD PLAZA (Maryland)        2,928,000      14,222,000      17,150,000     4,436,000         1975
ROLLINGWOOD APTS. (Maryland)             572,000       6,068,000       6,640,000     5,488,000         1960
RUTGERS (New Jersey)                                  15,757,000      15,757,000     4,823,000         1973
SAUGUS (Massachusetts)                 4,383,000       8,581,000      12,964,000       804,000         1976
SHIRLINGTON (Virginia)                 9,816,000      18,939,000      28,755,000     2,040,000         1940
TOWER (Virginia)                       7,170,000      10,643,000      17,813,000       415,000      1953-1960
TROY (New Jersey)                      3,126,000      17,115,000      20,241,000     8,740,000         1966
TYSONS STATION (Virginia)                475,000       2,904,000       3,379,000     2,404,000         1954
UPTOWN (Oregon)                       10,257,000       6,112,000      16,369,000       401,000      1913- 1959
WILDWOOD (Maryland)                    9,111,000       6,354,000      15,465,000     5,480,000         1958
WILLIAMSBURG (Virginia)                2,758,000      10,572,000      13,330,000     4,645,000         1961
WILLOW GROVE (Pennsylvania)            1,499,000      23,588,000      25,087,000     9,409,000         1953
WILLOW LAWN (Virginia)                 7,790,000      46,781,000      54,571,000    21,559,000         1957
WYNNEWOOD (Pennsylvania)               8,055,000      25,330,000      33,385,000     1,881,000         1948
DEVELOPMENT PROJECTS:
     PENTAGON ROW (Virginia)                           9,085,000       9,085,000
     WOODMONT EAST (Bethesda, MD)      6,494,000       4,660,000      11,154,000
    TOWN & COUNTRY (California)       41,969,000      18,399,000      60,368,000       589,000      1960-1962
    TEXAS RETAIL BUILDINGS  (12)      13,783,000       7,694,000      21,477,000                       var

TOTALS                              $440,056,000  $1,281,403,000  $1,721,459,000  $317,921,000
                                    ============  ==============  ==============  ============



             COLUMN A                 COLUMN H    COLUMN I
             --------                 --------    --------
                                                  Life on which
                                              depreciation in latest
                                        Date    income statements
           Descriptions               Acquired   is computed
           ------------               --------   -----------
MAGRUDERS (Maryland)                  12/17/97    35 years
MASSACHUSETTS  RETAIL BLDG (1)        09/07/95    35 years
MID PIKE PLAZA (Maryland)             05/18/82    35 years
NEW JERSEY RETAIL BUILDING (1)        08/16/95    35 years
NEW YORK RETAIL BUILDINGS (4)        12/16/97    35 years
NORTHEAST (Pennsylvania)              08/30/83    35 years
NORTH LAKE COMMONS (Illinois)         04/27/94    35 years
OLD KEENE MILL (Virginia)             06/15/76  33 1/3 years
OLD TOWN CENTER (California)          10/22/97    35 years
PAN AM SHOPPING CENTER (Virginia)     02/05/93    35 years
PARK & SHOP (District of Columbia)    12/01/95    35 years
PENINSULA (California)                12/19/97    35 years
PERRING PLAZA (Maryland)              10/01/85    35 years
PIKE 7 (Virginia)                     03/31/97    35 years
QUEEN ANNE PLAZA (Massachusetts)      12/23/94    35 years
QUINCE ORCHARD PLAZA (Maryland)       04/22/93    35 years
ROLLINGWOOD APTS. (Maryland)          01/15/71    25 years
RUTGERS (New Jersey)                  12/12/88    35 years
SAUGUS (Massachusetts)                10/01/96    35 years
SHIRLINGTON (Virginia)                12/21/95    35 years
TOWER (Virginia)                      08/24/98    35 years
TROY (New Jersey)                     07/23/80    22 years
TYSONS STATION (Virginia)             01/17/78    17 years
UPTOWN (Oregon)                       09/26/97    35 years
WILDWOOD (Maryland)                   05/05/69  33 1/3 years
WILLIAMSBURG (Virginia)               04/30/86    35 years
WILLOW GROVE (Pennsylvania)           11/20/84    35 years
WILLOW LAWN (Virginia)                12/05/83    35 years
WYNNEWOOD (Pennsylvania)              10/29/96    35 years
DEVELOPMENT PROJECTS:
     PENTAGON ROW (Virginia)          1998
     WOODMONT EAST (Bethesda, MD)     06/03/97
    TOWN & COUNTRY (California)       03/05/97    35 years
    TEXAS RETAIL BUILDINGS  (12)      1998-1999   35 years

TOTALS

                         FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE III
                     SUMMARY OF REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED
                       Three Years Ended December 31, 1999


                          Reconciliation of Total Cost
                ------------------------------------------------

Balance, January 1, 1997                                       $1,147,865,000

  Additions during period
     Acquisitions                                                 275,207,000
     Improvements                                                  59,969,000
  Deduction during period - disposition
  of property and miscellaneous retirements                       (29,402,000)
                                                               ---------------

Balance, December 31, 1997                                      1,453,639,000

  Additions during period
    Acquisitions                                                  120,434,000
     Improvements                                                  73,296,000
  Deduction during period - disposition
  of property and miscellaneous retirements                        (5,233,000)
                                                               ---------------

Balance, December 31, 1998                                      1,642,136,000

  Additions during period
    Acquisitions                                                   26,355,000
     Improvements                                                  95,148,000
  Deduction during period - disposition
  of property and miscellaneous retirements and impairments       (42,180,000)
                                                               ---------------
                                                               $1,721,459,000
                                                               ===============
Balance, December 31, 1999



(A) For Federal tax purposes, the aggregate cost basis is approximately $1,537,033,000 as of December 31, 1999.

                         FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE III
                     SUMMARY OF REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED
                       Three Years Ended December 31, 1999


           Reconciliation of Accumulated Depreciation and Amortization
 -------------------------------------------------------------------------------

Balance, January 1, 1997                       $223,553,000

  Additions during period
     Depreciation and amortization expense       38,053,000
  Deductions during period - disposition of
  property and miscellaneous retirements        (14,109,000)
                                              --------------

Balance, December 31, 1997                      247,497,000
  Additions during period
     Depreciation and amortization expense       42,542,000
  Deductions during period - disposition of
  property and miscellaneous retirements         (3,986,000)
                                              --------------

Balance, December 31, 1998                      286,053,000
  Additions during period
     Depreciation and amortization expense       46,133,000
  Deductions during period - disposition of
  property and miscellaneous retirements        (14,265,000)
                                              --------------

Balance, December 31, 1999                     $317,921,000
                                              ==============

                         FEDERAL REALTY INVESTMENT TRUST
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                          Year Ended December 31, 1999

         Column A                     Column B                    Column C                       Column D
----------------------------  --------------------------  --------------------------  --------------------------------

                                                                                             Periodic Payment
    Description of Lien             Interest Rate               Maturity Date                      Terms
----------------------------  --------------------------  --------------------------  --------------------------------

Leasehold mortgage                                  10%               December 2003                     Interest only
on shopping                                                                                      monthly; $10,000,000
center in New Jersey                                                                              balloon payment due
                                                                                                          at maturity

Mortgages on retail                                 10%              September 2000            Interest only monthly;
buildings in Florida                                                                              balloon payment due
and Pennsylvania                                                                                          at maturity

Land in San Jose,                                   10%               December 2003            Interest only monthly;
California                                                                                        balloon payment due
                                                                                                          at maturity

Mortgage on                                         10%                  March 2000                     Interest only
shopping center                                                                                      monthly; balloon
in New Jersey                                                                                 payment due at maturity

Mortgage on retail                Greater of prime plus                    May 2021                     Interest only
buildings in Philadelphia                     2% or 10%                                      monthly; balloon payment
                                                                                                      due at maturity

Mortgage on retail               10% plus participation                    May 2021            Interest only; balloon
buildings in Philadelphia                                                                     payment due at maturity

Mortgage on land in              10% plus participation                    May 2007                None.  Balloon and
Santa Monica, California                                                                      accrued interest due at
                                                                                                             maturity


Mortgage on land in              10% plus participation                   July 2001                None.  Balloon and
Santa Monica, California                                                                      accrued interest due at
                                                                                                             maturity

         Column A               Column E       Column F         Column G
----------------------------  -------------- --------------  ----------------
                                                                Carrying
                                              Face Amount       Amount of
    Description of Lien        Prior Liens   of Mortgages     Mortgages (1)
----------------------------  -------------- --------------  ----------------
Leasehold mortgage                 ---         $10,000,000       $10,000,000 (2)
on shopping
center in New Jersey


Mortgages on retail                             11,548,000        11,548,000
buildings in Florida
and Pennsylvania

Land in San Jose,                                4,250,000         4,250,000
California


Mortgage on                        ---           4,020,000         3,208,000 (3)
shopping center
in New Jersey

Mortgage on retail                              25,000,000         7,817,000 (4)
buildings in Philadelphia


Mortgage on retail                               9,250,000         9,250,000
buildings in Philadelphia

Mortgage on land in                              2,272,000         4,155,000
Santa Monica, California                      plus accrued
                                              interest and
                                              development cost

Mortgage on land in                              2,569,000         3,267,000
Santa Monica, California                      plus accrued
                                              interest and
                                              development cost
                              -------------- --------------  ----------------

                                   ---         $68,909,000       $53,495,000
                              ============== ==============  ================

1) For Federal tax purposes, the aggregate tax basis is approximately $53,495,000 as of December 31, 1999. No payments are delinquent on these mortgages.
2) This mortgage is extendable for up to 45 years with interest increasing to a maximum of 11%. 3) This mortgage is available for up to $4,020,000. At December 31, 1999, $3,208,000 was outstanding.
4) This mortgage is available for up to $25,000,000.

                         FEDERAL REALTY INVESTMENT TRUST
                                   SCHEDULE IV
                    MORTGAGE LOANS ON REAL ESTATE - CONTINUED
                       Three Years Ended December 31, 1999


                        Reconciliation of Carrying Amount
         ---------------------------------------------------------------


Balance, January 1, 1997        $27,913,000

  Additions during period
     Issuance of loan            14,072,000
  Deductions during period
     Collection of loan          (3,625,000)
                                ------------

Balance, December 31, 1997       38,360,000

  Additions during period
     Issuance of loan            21,375,000
  Deductions during period
     Collection of loan          (8,581,000)
                                ------------

Balance, December 31, 1998       51,154,000

  Additions during period
     Issuance of loans            2,516,000
  Deductions during period
     Collection of loan            (175,000)
                                ------------


Balance, December 31, 1999      $53,495,000
                                ============
