Form 10-Q
period 2000-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2000-05-04
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended:  March 31, 2000
                     --------------------------------------
                           Commission File No. 17533
                           -------------------------


                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)



                  Maryland                             52-0782497
       -----------------------------------------------------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)


          1626 East Jefferson Street, Rockville, Maryland 20852-4041
          ----------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)


                                (301) 998-8100
      ------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No_____.
         -----.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                      Outstanding at April 30, 2000
------------------------------       -----------------------------
Common Shares of Beneficial Interest         39,341,740

This report, including exhibits, contains 26 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                March 31, 2000

                                   I N D E X



PART I.   FINANCIAL INFORMATION                                       PAGE NO.
          Consolidated Balance Sheets
          March 31, 2000 (unaudited) and
          December 31, 1999 (audited)                                       4

          Consolidated Statements of Operations (unaudited)
          Three months ended March 31, 2000 and 1999                        5

          Consolidated Statements
          of Shareholders' Equity (unaudited)
          Three months ended March 31, 2000 and 1999                        6

          Consolidated Statements of Cash Flows (unaudited)
          Three months ended March 31, 2000 and 1999                        7


          Notes to Financial Statements                                   8-12

          Management's Discussion and Analysis of                        13-20
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                                 21

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                March 31, 2000



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

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,         December 31,
                                                                                         2000                1999
                                                                                      (unaudited)
                                                                                      -----------        ------------
                                  ASSETS                                                       (in thousands)
Investments
  Real estate, at cost                                                                  $1,760,541        $1,721,459
  Less accumulated depreciation and amortization                                          (327,847)         (317,921)
                                                                                        ----------        ----------
                                                                                         1,432,694         1,403,538
  Mortgage notes receivable                                                                 56,943            53,495
                                                                                        ----------        ----------
                                                                                         1,489,637         1,457,033
Other Assets
  Cash                                                                                      13,711            11,738
  Accounts and notes receivable                                                             19,961            23,130
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                                    33,643            36,807
  Debt issue costs                                                                           5,150             5,340
                                                                                        ----------        ----------
                                                                                        $1,562,102        $1,534,048
                                                                                        ==========        ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                      $  121,927        $  122,026
  Mortgages payable                                                                         50,406            50,547
  Notes payable                                                                            316,121           162,768
  Accounts payable and accrued expenses                                                     31,470            34,974
  Dividends payable                                                                         19,021            19,431
  Security deposits                                                                          5,282             5,068
  Prepaid rents                                                                              8,679             6,788
Senior notes and debentures                                                                410,000           510,000
5 1/4% Convertible subordinated debentures                                                  75,289            75,289
Investors' interest in consolidated assets                                                  45,910            45,330

Commitments and contingencies

Shareholders' equity

  Preferred stock, authorized 15,000,000 shares, $.01 par 7.95% Series A
     Cumulative Redeemable Preferred Shares, (stated at
     liquidation preference $25 per share), 4,000,000 shares issued in 1997                100,000           100,000
  Common shares of beneficial interest, $.01 par, 100,000,000 shares
     authorized, 40,685,871 and 40,418,766 issued, respectively                                407               404
  Additional paid in capital                                                               718,450           713,354
  Accumulated dividends in excess of Trust net income                                     (291,892)         (286,348)
                                                                                        ----------        ----------
                                                                                           526,965           527,410

Less:1,374,544 and 217,644 common shares in treasury - at cost, respectively               (26,421)           (4,334)
         Deferred compensation on restricted shares                                        (16,936)          (15,219)
         Notes receivable from employee stock  plans                                        (5,611)           (6,030)
                                                                                        ----------        ----------
                                                                                           477,997           501,827
                                                                                        ----------        ----------
                                                                                        $1,562,102        $1,534,048
                                                                                        ==========        ==========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                           (unaudited)
                                                                        Three months ended March 31,
                                                                          2000                1999
                                                                       ---------           ---------
(In thousands, except per share data)

Revenue
  Rental income                                                         $64,232             $59,433
  Other property income                                                   2,765               2,272
  Interest income                                                         2,107               1,878
                                                                       --------            --------
                                                                         69,104              63,583



Expenses
  Rental                                                                 14,620              13,648
  Real estate taxes                                                       6,457               6,012
  Interest                                                               16,493              15,133
  Administrative                                                          2,922               2,254
  Depreciation and amortization                                          12,655              12,281
                                                                       --------            --------
                                                                         53,147              49,328
                                                                       --------            --------
Operating income before investors' share
  of operations                                                          15,957              14,255

  Investors' share of operations                                         (1,818)               (701)
                                                                       --------            --------

Net Income                                                               14,139              13,554
  Dividends on preferred stock                                           (1,988)             (1,988)
                                                                       --------            --------
Net income available for common shareholders                            $12,151             $11,566
                                                                       ========            ========

Earnings per common share, basic                                          $0.31               $0.29
                                                                       ========            ========
 Weighted average number of common shares, basic                         39,444              39,435
                                                                       ========            ========

Earnings per common share, diluted                                        $0.31               $0.29
                                                                       ========            ========
 Weighted average number of common shares, diluted                       40,595              40,545
                                                                       ========            ========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                            (unaudited)

                                                                             Three months ended March 31,

                                                                               2000
                                                               ----------    ---------    ---------------    ----------
(In thousands, except share data)                                Shares       Amount        Additional          Shares
                                                                                          Paid-in-Capital
Common Shares of Beneficial Interest
  Balance, beginning of period                                 40,418,766         $404       $713,354        40,139,675
  Shares issued under dividend reinvestment plan                   40,796            1            806            37,362
  Performance and Restricted Shares granted, net
        of Restricted Shares retired                              226,309            2          4,290            50,654
                                                               ----------    ---------       --------        ----------
  Balance, end of period                                       40,685,871         $407       $718,450        40,227,691
                                                               ==========    =========       ========        ==========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                               ($286,348)
  Net income                                                                    14,139
  Dividends declared to common shareholders                                    (17,695)
  Dividends declared to preferred shareholders                                  (1,988)
                                                                             ---------
  Balance, end of period                                                     ($291,892)
                                                                             =========

Common Shares of Beneficial Interest in Treasury
 Balance, beginning of period                                    (217,644)     ($4,334)                         (59,425)
 Performance and Restricted Shares forfeited                            -            -                            1,006
 Purchase of treasury shares                                   (1,156,900)     (22,087)                               -
                                                               ----------    ---------                       ----------
  Balance, end of period                                       (1,374,544)    ($26,421)                         (58,419)
                                                               ==========    =========                       ==========

Deferred Compensation on Restricted Shares
 Balance, beginning of period                                    (599,427)    ($15,219)                        (582,910)
 Performance and Restricted Shares issued,
   net of Forfeitures                                            (202,271)      (3,833)                         (41,327)
 Vesting in Performance and Restricted Shares                      82,323        2,116                                -
                                                               ----------    ---------                       ----------
  Balance, end of period                                         (719,375)    ($16,936)                        (624,237)
                                                               ==========    =========                       ==========

Subscriptions receivable from employee stock plans
 Balance, beginning of period                                    (317,606)     ($6,030)                        (337,111)
 Subscription loans paid                                           25,514          419                           19,588
                                                               ----------    ---------                       ----------
  Balance, end of period                                         (292,092)     ($5,611)                        (317,523)
                                                               ==========    =========                       ==========



                                                                        1999
                                                                     --------           ---------------
(In thousands, except share data)                                     Amount               Additional
                                                                                         Paid-in-Capital
Common Shares of Beneficial Interest
  Balance, beginning of period                                        $707,724                   -
  Shares issued under dividend reinvestment plan                           873                   -
  Performance and Restricted Shares granted, net
        of Restricted Shares retired                                     1,145                   -
                                                                      --------           ----------
  Balance, end of period                                              $709,742               $   0
                                                                      ========           ==========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                       ($255,211)
  Net income                                                            13,554
  Dividends declared to common shareholders                            (17,672)
  Dividends declared to preferred shareholders                          (1,988)
                                                                      --------
  Balance, end of period                                             ($261,317)
                                                                      ========

Common Shares of Beneficial Interest in Treasury
 Balance, beginning of period                                          ($1,376)
 Performance and Restricted Shares forfeited                                21
 Purchase of treasury shares                                                 -
                                                                      --------
  Balance, end of period                                               ($1,355)
                                                                      ========

Deferred Compensation on Restricted Shares
 Balance, beginning of period                                         ($14,892)
 Performance and Restricted Shares issued,
   net of Forfeitures                                                    ($910)
 Vesting in Performance and Restricted Shares                                -
                                                                      --------
  Balance, end of period                                              ($15,802)
                                                                      ========

Subscriptions receivable from employee stock plans
 Balance, beginning of period                                          ($6,298)
 Subscription loans paid                                                   322
                                                                      --------
  Balance, end of period                                               ($5,976)
                                                                      ========


The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (unaudited)


                                                                                              Three months ended March 31,

                                                                                                2000                 1999
                                                                                              -------              -------
                                                                                                     (In thousands)
OPERATING ACTIVITIES
  Net income                                                                                  $14,139              $13,554
  Items not requiring cash outlays
     Depreciation and amortization                                                             12,655               12,281
    Other, net                                                                                    208                  497
  Changes in assets and liabilities
     Decrease in accounts receivable                                                            3,169                  381
     Decrease in prepaid expenses and other
      assets before depreciation and amortization                                               2,115                2,325
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                                                        2,186               (1,016)
     Decrease in accrued expenses                                                              (2,030)              (5,719)
                                                                                              -------               ------
  Net cash provided by operating activities                                                    32,442               22,303


INVESTING ACTIVITIES
  Acquisition of real estate                                                                  (17,879)             (15,260)
  Capital expenditures                                                                        (21,941)             (16,366)
   Issuance of mortgage notes receivable, net                                                  (3,448)              (4,397)
                                                                                              -------              -------
  Net cash used in investing activities                                                       (43,268)             (36,023)


FINANCING ACTIVITIES
  Borrowing of short-term debt, net                                                           153,500               28,852
  Repayment of senior notes, net of costs                                                    (100,000)                   -
  Issuance of common shares                                                                       697                  343
  Common shares repurchased                                                                   (22,087)                   -
  Payments on mortgages, capital leases and notes payable, including
    prepayment fees                                                                              (387)                (354)
  Dividends paid                                                                              (19,425)             (18,995)
  Increase (decrease) in minority interest, net                                                   501                 (809)
                                                                                             --------              -------
  Net cash provided by financing activities                                                    12,799                9,037
                                                                                             --------              -------

Increase (decrease) in cash                                                                     1,973               (4,683)

Cash at beginning of period                                                                    11,738               17,230
                                                                                             --------              -------
Cash at end of period                                                                         $13,711              $12,547
                                                                                             ========              =======


The accompanying notes are an integral part of these consolidated statements.

                       Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

                                  (unaudited)


NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 1999 which contain the accounting policies and other data of Federal Realty Investment Trust (the "Trust").

     The following table sets forth the reconciliation between basic and diluted
EPS:

                                                 Three months ending
                                                      March 31,
Numerator                                   2000                 1999
Net income available for common
  shareholders - basic                    $12,151               $11,566
Income attributable to operating
  partnership units                           613                   264
Net income available for common           -------               -------
   shareholders - diluted                 $12,764               $11,830
                                          =======               =======

Denominator
Denominator for basic EPS-
  weighted average shares                  39,444                39,435
Effect of dilutive securities
  Stock options and awards                    146                   230
  Operating partnership units               1,005                   880
                                          -------               -------
Denominator for diluted EPS                40,595                40,545
                                          =======               =======



NOTE B - REAL ESTATE ASSETS AND ENCUMBRANCES

     On January 5, 2000 the Trust purchased the 75,000 square foot Greenlawn Plaza in Greenlawn, New York for $6.2 million, with plans to renovate and expand the center by 35,000 square feet. On February 16, 2000 control of a parcel of land for future development in Hillsboro, Oregon was acquired for $11.7 million. An additional $1.6 million will be owed if certain cash flow criteria are met during the first ten years of operations.

     On January 1, 2000 the Trust issued 190,000 partnership units valued at $3.6 million in exchange for the minority partner's interest in Loehmann's Plaza.

     In addition, the Trust invested $3.4 million in mortgage notes receivable with an average weighted interest rate of 9.7% during the first quarter of 2000.

NOTE C - NOTES PAYABLE

     At March 31, 2000 there was $184.1 million borrowed under the Trust's syndicated credit facility, which also represents the maximum drawn during the quarter. The weighted average interest rate on borrowings for the three months ended March 31, 2000 was 6.6%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

     On January 17, 2000 the Trust's $100 million of 8.875% Notes matured and were paid with borrowings on the Trust's revolving credit facilities. Also in January 2000 the Trust obtained a construction loan commitment for up to $24.5 million in connection with the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 1.5% has an initial term of 24 months with two, one-year extension options. There have been no draws to date under this construction loan. The property secures the construction loan facility. In connection with the land for future development in Hillsboro, Oregon the Trust issued a $3.4 million note due on August 14, 2000. The loan bears interest at LIBOR plus 1.25%. The property secures the loan facility.


NOTE D - SHAREHOLDERS' EQUITY

     In February 2000, options for 280,000 shares at prices ranging from $18 to $19 1/8 per share, fair value at the dates of award, were awarded to certain employees of the Trust. The options vest over three and four year terms.

     In December 1999 the Trustees authorized a share repurchase program of up to an aggregate of four million of the Trust's common shares. The repurchase program will end upon the earlier of December 31, 2000 or the date when the repurchase limit has been met. During the first quarter of 2000, 1,156,900 common shares at a cost of $22.1 million were repurchased bringing the total purchased under the program as of March 31, 2000, to 1,297,400 common shares at a cost of $24.7 million. An additional 28,500 shares were repurchased in April 2000 at a cost of $544,000.



NOTE E - INTEREST EXPENSE

     The Trust incurred interest expense totaling $18.7 million during the first three months of 2000 and $16.3 million during the first three months of 1999 of which $2.2 million and $1.2 million, respectively, was capitalized in connection with development projects.

Interest paid was $19.9 million in the first three months of 2000 and $18.8 million in the first three months of 1999.

NOTE F - COMMITMENTS AND CONTINGENCIES

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

     Under the terms of certain other partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

     Under the terms of other partnerships, the partners may exchange their 1,004,589 operating units into cash or the same number of common shares of the Trust, at the option of the Trust.

     During 1999 the Trust focused on ways to minimize the risk of disruption from the "Year 2000 Issue" which generally refers to the inability of systems hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue could have effected the Trust directly by impairing its internal data-based operations or processing and indirectly by impairing its suppliers and tenants data-based operations or processing. The Trust identified all accounting systems and other internal systems of high priority. In addition the Trust requested information concerning and reviewed the equipment at its properties, including the use of embedded chips in machinery. The Trust also communicated with its major banks, tenants and suppliers to determine their Year 2000 compliance. To date the operations and financial condition of the Trust had not been impacted by any Year 2000 failures and the Trust does not believe that there is any material risk to the Trust in these areas in the future.

NOTE G - COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended March 31 are as follows (in thousands):

                                 2000           1999
                              -------        -------
Retail properties
 Minimum rents                $51,723        $48,134
 Cost reimbursements           10,258          9,199
 Percentage rents               1,556          1,426
 Apartments                       695            674
                              -------        -------
                              $64,232        $59,433
                              =======        =======


NOTE H - SEGMENT INFORMATION

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

     A summary of the Trust's operations by geographic region is presented below (in thousands):


Three months ended            North     Mid
  March 31, 2000               East     Atlantic    West     Other       Total
--------------------------------------------------------------------------------
Rental income               $ 27,286    $ 28,122  $  8,824           $   64,232
Other income                   1,048         931       786                2,765
Rental expense                (6,346)     (6,284)   (1,990)             (14,620)
Real estate tax               (3,517)     (2,104)     (836)              (6,457)
                            --------    --------  --------            ---------
 Net operating income         18,471      20,665     6,784               45,920
Interest income                                                2,107      2,107
Interest expense                                             (16,493)   (16,493)
Administrative expense                                        (2,922)    (2,922)
Depreciation and
 amortization                 (5,873)     (5,263)   (1,273)   (  246)   (12,655)
                            --------    --------   -------  --------  ---------
Income before investors'
 share of operations        $ 12,598    $ 15,402  $  5,511  $(17,554)$   15,957
                            ===================================================
Capital expenditures        $ 14,333    $  7,771  $ 18,909           $   41,013
                            ========    ========  ========           ==========
Real estate assets          $730,070    $668,894  $361,577           $1,760,541
                            ========    ========  ========           ==========

Three months ended            North     Mid
  March 31, 1999              East     Atlantic     West     Other      Total
--------------------------------------------------------------------------------
Rental income               $ 24,858   $ 27,462   $  7,113           $   59,433
Other income                   1,169        811        292                2,272
Rental expense                (5,813)    (5,934)    (1,901)             (13,648)
Real estate tax               (3,087)    (2,169)      (756)              (6,012)
                            --------   --------   --------           ----------
 Net operating income         17,127     20,170      4,748               42,045
Interest income                                               1,878       1,878
Interest expense                                            (15,133)    (15,133)
Administrative expense                                       (2,254)     (2,254)
Depreciation and
 amortization                 (5,438)    (5,694)      (918)    (231)    (12,281)
                            --------   --------   --------   ------  ----------
Income before investors'
 share of operations        $ 11,689   $ 14,476   $  3,830 $(15,740) $   14,255
                            ========   ========   ======== ========  ==========
Capital expenditures        $  2,095   $  7,437   $ 25,020           $   34,552
                            ========   ========   ========           ==========
Real estate assets          $686,177   $684,154   $305,939           $1,676,270
                            ========   ========   ========           ==========


There are no transactions between geographic areas.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q

                                March 31, 2000


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

     Net cash provided by operating activities was $32.4 million in the first quarter of 2000 and $22.3 million in the first quarter of 1999 of which $19.4 million and $19.0 million, respectively, was distributed to shareholders. Contributions from retenanted and redeveloped properties, as more fully described below, as well as, cash provided from changes in operating assets and liabilities were the primary sources of these increases.

     Net cash used in investing activities was $43.3 million during the first quarter of 2000 and $36.0 million during the first quarter of 1999. The Trust purchased real estate totaling $17.9 million in the first quarter of 2000 and $16.9 million in the first quarter of 1999, requiring cash outlays of $17.9 million and $15.3 million, respectively. During these two periods, the Trust expended an additional $21.9 million and $16.4 million, respectively, in capital improvements to its properties. The Trust invested $3.4 million during the first quarter of 2000 and $4.4 million during the first quarter of 1999 in mortgage notes receivable with an average weighted interest rate of 9.7% and 10%, respectively.

     On January 5, 2000 the Trust purchased the 75,000 square foot Greenlawn Plaza in Greenlawn, New York for $6.2 million, with plans to renovate and expand the center by 35,000 square feet. On February 16, 2000 control of a parcel of land for future development in Hillsboro, Oregon was acquired for $11.7 million. An additional $1.6 million will be owed if certain cash flow criteria are met during the first ten years of operations.

     On January 1, 2000 the Trust issued 190,000 partnership units valued at $3.6 million in exchange for the minority partner's interest in Loehmann's Plaza.

     Of the $21.9 million spent in the first quarter of 2000 on the Trust's existing real estate portfolio, approximately $11.0 million was invested in predevelopment and development projects in Bethesda, Maryland; San Jose, California; San Antonio, Texas; and Arlington, Virginia. The remaining $10.9 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the renovation of Greenlawn Plaza.

     Net cash provided by financing activities, before dividend payments, was $32.2 million in the first quarter of 2000 and $28.0 million in the first quarter of 1999. The Trust utilizes its unsecured line of credit to fund acquisitions and capital expenditures. In addition during the first quarter of 2000, the Trust used its unsecured line of credit to repay $100 million of senior notes which matured in January 2000 and to repurchase 1,156,900 treasury shares at a cost of $22.1 million. At March 31, 2000 there was $184.1 million borrowed under this syndicated credit facility, which also represents the maximum drawn during the quarter. The weighted average interest rate on borrowings for the three months ended March 31, 2000 was 6.6%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

     Capital requirements for the remainder of 2000 will depend on new development efforts, acquisition opportunities, the level of improvements and redevelopments on existing properties and the level of common shares that the Trust can repurchase.

     The Trust will need additional capital in order to fund these acquisitions, expansions, developments, refinancings and its share repurchase program. Sources of this funding may be additional debt, both secured and unsecured; additional equity; proceeds from the sale of properties; and joint venture relationships. The Trust has obtained a construction loan commitment for up to $24.5 million in connection with the Trust's Woodmont East development in Bethesda, Maryland. There have been no draws to date under this construction loan. The timing and choice of capital sources will depend on the cost and availability of that capital, among other things. The Trust believes, based on past experience, that access to the capital needed to execute its business plan will be available to it.

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

     Under the terms of certain other partnerships, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common stock of the Trust at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

     Under the terms of other partnerships, the partners may exchange their 1,004,589 operating units into cash or the same number of common shares of the Trust, at the option of the Trust.

     During 1999 the Trust focused on ways to minimize the risk of disruption from the "Year 2000 Issue" which generally refers to the inability of systems hardware and software to correctly identify two-digit references to specific calendar years, beginning with 2000. The Year 2000 Issue could have effected the Trust directly by impairing its internal data-based operations or processing and indirectly by impairing its suppliers and tenants data-based operations or processing. The Trust identified all accounting systems and other internal systems of high priority. In addition the Trust requested information concerning and reviewed the equipment at its properties, including the use of embedded chips in machinery. The Trust also communicated with its major banks, tenants and suppliers to determine their Year 2000 compliance. To date the operations and financial condition of the Trust had not been impacted by any Year 2000 failures and the Trust does not believe that there is any material risk to the Trust in these areas in the future.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Net income and funds from operations have been affected by the Trust's recent acquisition, redevelopment and financing activities. The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance. As of January 1, 2000 the National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. Prior to January 1, 2000 funds from operations also excluded significant nonrecurring events. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry. Nevertheless, funds from operations, as presented by the Trust, may not be comparable to funds from operations as presented by other real estate investment trusts.

     The reconciliation of net income to funds from operations for the three months ended March 31 is as follows:


                                            2000                 1999
                                            ----                 ----
                                                   (in thousands)

Net income available for common
 shareholders                               $12,151              $11,566
Depreciation and amortization
 of real estate assets                       11,487               11,128
Amortization of initial direct
 costs of leases                                830                  718
Income attributable to operating
 partnership units                              613                  264
                                            -------              -------
Funds from operations for common
 shareholders                               $25,081              $23,676
                                            =======              =======


Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 8% from $59.4 million in the first quarter of 1999 to $64.2 million in the first quarter of 2000. If properties acquired, sold and developed in 2000 and 1999 are excluded, rental income increased 7%, due primarily to the favorable impact of redeveloped and retenanted centers.

     Other property income includes items such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant
income.   Other property income increased 22% from $2.3 million in 1999 to $2.8 million in 2000 due primarily to an increase in lease termination fees and temporary tenant income, an area identified by the Trust as one with additional growth opportunity.

     Rental expenses increased 7% from $13.6 million in the first quarter of 1999 to $14.6 million in the first quarter of 2000. If rental expenses are adjusted for properties acquired, sold and developed in 2000 and 1999, rental expenses increased 6% from $13.3 million in 1999 to $14.1 million in 2000, primarily due to increased snow removal costs in 2000.

     Real estate taxes increased 7% from $6.0 million in the first quarter of 1999 to $6.5 million in the first quarter of 2000. If real estate taxes are adjusted for properties acquired, sold and developed in 2000 and 1999, real estate taxes increased 8% due primarily to increased taxes on recently redeveloped properties.

     Depreciation and amortization expenses increased 3% from $12.3 million in the first quarter of 1999 to $12.7 million in the first quarter of 2000. If depreciation and amortization are adjusted for properties acquired, sold and developed in 2000 and 1999, depreciation and amortization also increased 3% reflecting the impact of recent tenant work and property improvements.

     During the first quarter of 2000 the Trust incurred interest expense of $18.7 million, of which $2.2 million was capitalized, as compared to 1999's $16.3 million of which $1.2 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's share repurchase
and capital improvement programs.   The ratio of earnings to combined fixed
charges and preferred dividends was 1.43x and 1.53x for the first quarter of 2000 and 1999, respectively. The ratio of earnings to fixed charges was 1.56x and 1.7x during the first quarter of 2000 and 1999, respectively. The ratio of funds from operations to combined fixed charges and preferred dividends was 1.9x for the first quarter of 2000 and 2.0x for the first quarter of 1999.

     Administrative expenses increased from $2.3 million, or 3.5% of revenue in the first quarter of 1999 to $2.9 million, or 4.2% of revenue in the first quarter of 2000 primarily due to increased personnel costs. The tight labor market in the Trust's operating regions resulted in higher salaries both to existing and new employees.

     As a result of the foregoing items, net income increased from

$13.6 million during the first quarter of 1999 to $14.1 million during the first quarter of 2000 and net income available for common shareholders increased from $11.6 million to $12.2 million.

     While the Trust expects growth in net income and funds from operations during the remainder of 2000, the growth rate will be less than in 1999. Growth in 1999 was fueled by contributions from 1998 acquisitions, by higher leverage combined with low interest rates, by savings from the 1998 restructuring and by growth from the core portfolio. There are no significant income producing acquisitions in 1999 to fuel 2000 growth; there will be no significant contribution in 2000 from the Trust's development projects and the savings from the 1998 restructuring have already been realized. Consequently, the growth in 2000 is primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal and trends in the retailing environment, such as the evolution of the Internet and demand for retail space. The Trust currently expects that demand for its retail space should remain at levels similar to those in 1999. A weakening of the retail environment could, however, adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space.

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

Segment Results
---------------


     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):


                                          For the three months ended March 31,
                                                2000            1999
--------------------------------------------------------------------------------
Rental income
     Northeast                               $27,286          $24,858
     Mid-Atlantic                             28,122           27,462
     West                                      8,824            7,113
                                             -------          -------
          Total                              $64,232          $59,433
                                             =======          =======


                                            For the three months ended March 31,
                                                  2000             1999
--------------------------------------------------------------------------------
Net operating income
     Northeast                                 $18,471          $17,127
     Mid-Atlantic                               20,665           20,170
     West                                        6,784            4,748
                                               -------          -------
                                               $45,920          $42,045
                                               =======          =======

The Northeast
-------------

     The Northeast region is comprised of fifty-four assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the first quarter of 2000 with 1999, rental income increased 10% from $24.9 million in 1999 to $27.3 million in 2000, primarily due to increases at recently redeveloped and retenanted shopping centers, such as Bala Cynwyd, Lawrence Park, Gratiot, Feasterville, and Wynnewood.

     Net operating income increased 8% from $17.1 million in 1999 to $18.5 million in 2000, primarily due to increases at the recently redeveloped and retenanted shopping centers.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-one assets,   located from
Baltimore south to metropolitan Washington, D.C. and further south through Virginia, North Carolina, and Florida.

     When comparing the first quarter of 2000 with 1999, rental income increased 2% from $27.5 million in 1999 to $28.1 million in 2000. On a same center basis, excluding Northeast Plaza in Atlanta, GA which was sold in 1999 and the recently developed Phase 4 of the Bethesda Row project in Bethesda, Maryland, rental income increased 4%, due in part to new anchor leases at several centers.

     When comparing the first quarter of 2000 with 1999, net operating income increased 3% from $20.2 million in 1999 to $20.7 million in 2000. On the same center basis as above net operating income increased 4%.

The West
--------

     The Western region is comprised of forty assets, located from Texas to the West Coast.

     When comparing the first quarter of 2000 with 1999, rental income increased 24% from $7.1 million in 1999 to $8.8 million in 2000. Excluding newly developed properties and properties acquired since January 1, 1999, rental income increased 11%, primarily due to increases from recently redeveloped and retenanted properties.

     When comparing the first quarter of 2000 with 1999, net operating income increased 43% from $4.7 million in 1999 to $6.8 million in 2000. Excluding newly developed properties and properties acquired since January 1, 1999, net operating income increased 28%, primarily due to increases from the recently redeveloped and retenanted properties.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits                                            pp. 22-26

     (10)(i) Form of Restricted Share Award Agreement between Federal Realty Investment Trust and certain of its officers dated February 9, 2000 as described in its 2000 Proxy Statement.


     (27) Financial Data Schedules                       Edgar filing only


(B) Reports on Form 8-K

     A Form 8-K, dated December 31, 1999, was filed on February 15, 2000 in response to Item 5.



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

                                              FEDERAL REALTY INVESTMENT TRUST
                                              -------------------------------
                                                                 (Registrant)



May 4, 2000                                   Steven J. Guttman
                                              -----------------
                                              Steven J. Guttman, President
                                              (Chief Executive Officer)


May 4, 2000                                   Cecily A. Ward
                                              --------------
                                              Cecily A. Ward, Chief Financial
                                              Officer
                                              (Principal Accounting Officer)