Form 10-Q
period 2000-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2000-07-26
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended:  June 30, 2000
                     -------------------------------------
                           Commission File No. 17533
                           -------------------------


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

       Yes   X  .   No_____.
           -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at July 26, 2000
------------------------------                  ----------------------------
Common Shares of Beneficial Interest                     39,436,269

This report contains 39 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                 June 30, 2000

                                   I N D E X



PART I.   FINANCIAL INFORMATION                                PAGE NO.


          Consolidated Balance Sheets
          June 30, 2000 (unaudited) and
          December 31, 1999 (audited)                                4

          Consolidated Statements of Operations (unaudited)
          Six months ended June 30, 2000 and 1999                    5

          Consolidated Statements of Operations (unaudited)
          Three months ended June 30, 2000 and 1999                  6

          Consolidated Statements
          of Shareholders' Equity (unaudited)
          Six months ended June 30, 2000 and 1999                    7

          Consolidated Statements of Cash Flows (unaudited)
          Six months ended June 30, 2000 and 1999                    8


          Notes to Financial Statements                            9-14

          Management's Discussion and Analysis of                 15-25
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                          26

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                 June 30, 2000



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

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                         June 30,                   December 31,
                                                                           2000                        1999
                                                                        (unaudited)
                                                                        -------------               -----------

               ASSETS                                                                 (in thousands)
Investments
  Real estate, at cost                                                     $1,761,045               $1,721,459
  Less accumulated depreciation and  amortization                            (337,603)                (317,921)
                                                                           ----------               ----------
                                                                            1,423,442                1,403,538
  Mortgage notes receivable                                                    45,936                   53,495

                                                                           ----------               ----------
                                                                            1,469,378                1,457,033
Other Assets
  Cash                                                                         18,686                   11,738
  Accounts and notes receivable                                                18,807                   23,130
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                       31,324                   36,807
  Debt issue costs                                                              6,288                    5,340
                                                                           ----------               ----------
                                                                           $1,544,483               $1,534,048
                                                                           ==========               ==========


              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                         $  121,824               $  122,026
  Mortgages payable                                                            50,262                   50,547
  Notes payable                                                               298,730                  162,768
  Accounts payable and accrued expenses                                        31,540                   34,974
  Dividends payable                                                            19,036                   19,431
  Security deposits                                                             5,146                    5,068
  Prepaid rents                                                                 8,039                    6,788
Senior notes and debentures                                                   410,000                  510,000
5 1/4% Convertible subordinated debentures                                     75,289                   75,289
Investors' interest in consolidated assets                                     46,240                   45,330

Commitments and contingencies

Shareholders' equity
  Preferred stock, authorized 15,000,000 shares, $.01 par
     7.95% Series A Cumulative Redeemable Preferred Shares,
     (stated at liquidation preference $25 per share),
     4,000,000 shares issued in 1997                                          100,000                  100,000
  Common shares of beneficial interest, $.01 par, 100,000,000 shares
     authorized, 40,777,851 and 40,418,766  issued, respectively                  407                      404
  Additional paid in capital                                                  720,350                  713,354
  Accumulated dividends in excess of Trust net income                        (293,518)                (286,348)
                                                                           ----------               ----------
                                                                              527,239                  527,410

Less: 1,419,428 and 217,644 common shares in treasury - at cost,
     respectively                                                             (27,315)                  (4,334)
         Deferred compensation on restricted shares                           (16,854)                 (15,219)
         Notes receivable from employee stock plans                            (4,693)                  (6,030)
                                                                           ----------               ----------
                                                                              478,377                  501,827
                                                                           ----------               ----------
                                                                           $1,544,483               $1,534,048
                                                                           ==========               ==========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

          (unaudited)

                                                       Six months ended June 30,
                                                         2000             1999
                                                       ----------       --------
(In thousands, except per share data)

Revenue
  Rental income                                           $128,483    $119,107
  Other property income                                      5,465       4,827
  Interest income                                            3,962       3,844
                                                          --------    --------
                                                           137,910     127,778



Expenses
  Rental                                                    28,042      26,104
  Real estate taxes                                         12,979      11,867
  Interest                                                  33,529      30,518
  Administrative                                             5,790       5,414
  Depreciation and amortization                             25,993      24,932
                                                          --------    --------
                                                           106,333      98,835
                                                          --------    --------
Operating income before investors' share
  of operations and gain (loss) on sale of real estate      31,577      28,943

  Investors' share of operations                            (3,045)     (1,524)
                                                          --------    --------

Income before gain (loss) on sale of
 real estate                                                28,532      27,419

Gain (loss) on sale of real estate                           3,681      (7,050)
                                                          --------    --------
Net income                                                  32,213      20,369
  Dividends on preferred stock                              (3,975)     (3,975)
                                                          --------    --------
Net income available for common
 shareholders                                             $ 28,238    $ 16,394
                                                          ========    ========

Earnings per common share, basic
  Income before gain (loss) on sale of real estate        $   0.63    $   0.59
  Gain (loss) on sale of real estate                          0.10       (0.18)
                                                          --------    --------
                                                          $   0.73    $   0.41
                                                          ========    ========
 Weighted average number of common shares, basic            38,871      39,489
                                                          ========    ========

Earnings per common share, diluted
  Income before gain (loss) on sale of real estate        $   0.63    $   0.58
  Gain (loss) on sale of real estate                          0.09       (0.17)
                                                          --------    --------
                                                          $   0.72    $   0.41
                                                          ========    ========
 Weighted average number of common shares, diluted          40,037      40,613
                                                          ========    ========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

               (unaudited)
                                                     Three months ended June 30,
                                                          2000            1999
                                                     ------------       --------
(In thousands, except per share data)

Revenue
  Rental income                                           $64,251       $59,674
  Other property income                                     2,700         2,555
  Interest and other income                                 1,855         1,966
                                                          -------       -------
                                                           68,806        64,195



Expenses
  Rental                                                   13,422        12,456
  Real estate taxes                                         6,522         5,855
  Interest                                                 17,036        15,385
  Administrative                                            2,868         3,160
  Depreciation and amortization                            13,338        12,651
                                                          -------       -------
                                                           53,186        49,507
                                                          -------       -------
Operating income before investors' share
  of operations and gain (loss) on sale of real estate     15,620        14,688

  Investors' share of operations                           (1,227)         (823)
                                                          -------       -------

Income before gain (loss) on sale of real estate           14,393        13,865

Gain (loss) on sale of real estate                          3,681        (7,050)
                                                          -------       -------
Net income                                                 18,074         6,815
  Dividends on preferred stock                             (1,987)       (1,987)
                                                          -------       -------
Net income available for common shareholders              $16,087       $ 4,828
                                                          =======       =======

Earnings per common share, basic
  Income before gain (loss) on sale of real estate        $  0.32       $  0.30
  Gain (loss) on sale of real estate                         0.10         (0.18)
                                                          -------       -------
                                                          $  0.42       $  0.12
                                                          =======       =======
 Weighted average number of common shares, basic           38,601        39,543
                                                          =======       =======

Earnings per common share, diluted
  Income before gain (loss) on sale of real estate        $  0.32       $  0.29
  Gain (loss) on sale of real estate                         0.09         (0.17)
                                                          -------       -------
                                                          $  0.41       $  0.12
                                                          =======       =======
Weighted average number of common shares, diluted          39,782        40,682
                                                          =======       =======


The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

               (Unaudited)

                                                                 Six months ended June 30,
                                                                        2000
                                                        -----------  -----------  ---------------
(In thousands, except share data)                          Shares       Amount      Additional
                                                                                  Paid-in-Capital
Common Shares of Beneficial Interest
  Balance, beginning of period                           40,418,766        $404      $713,354
  Exercise of stock options                                  42,322                       871
  Shares issued under dividend reinvestment plan             77,954           1         1,585
  Performance and Restricted Shares granted, net
    of Restricted Shares retired                            238,809           2         4,540
                                                        -----------  -----------    ---------
  Balance, end of period                                 40,777,851        $407      $720,350
                                                        ===========  ===========    =========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                        ($286,348)
  Net income                                                             32,213
  Dividends declared to common shareholders                             (35,408)
  Dividends declared to preferred shareholders                           (3,975)
                                                                     -----------
  Balance, end of period                                              ($293,518)
                                                                     ===========

Common Shares of Beneficial Interest in Treasury
  Balance, beginning of period                             (217,644)    ($4,334)
  Performance and Restricted Shares (forfeited) retired     (16,384)       (349)
  Purchase of treasury shares                            (1,185,400)    (22,632)
                                                        -----------  -----------
  Balance, end of period                                 (1,419,428)   ($27,315)
                                                        ===========  ===========

Deferred Compensation on Restricted Shares
  Balance, beginning of period                             (599,427)   ($15,219)
  Performance and Restricted Shares issued,
    net of Forfeitures                                     (199,271)     (3,751)
  Vesting of Performance and Restricted Shares               82,323       2,116
                                                        -----------  -----------
  Balance, end of period                                   (716,375)   ($16,854)
                                                        ===========  ===========

Subscriptions receivable from employee stock plans
  Balance, beginning of period                             (317,606)    ($6,030)
  Subscription loans issued                                  (5,500)       (115)
  Subscription loans paid                                    70,680       1,452
                                                        -----------  -----------
Balance, end of period                                     (252,426)    ($4,693)
                                                        ===========  ===========


                                                                 Six months ended June 30,
                                                                        1999
                                                        -----------  -----------  ---------------
(In thousands, except share data)                          Shares       Amount      Additional
                                                                                  Paid-in-Capital
Common Shares of Beneficial Interest
  Balance, beginning of period                           40,139,675    $707,724             -
  Exercise of stock options                                  49,917       1,044             -
  Shares issued under dividend reinvestment plan             77,151       1,735             -
  Performance and Restricted Shares granted, net
    of Restricted Shares retired                             60,654       1,374             -
                                                        -----------  -----------    ---------
  Balance, end of period                                 40,327,397    $711,877            $0
                                                        ===========  ===========    =========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                        ($255,211)
  Net income                                                             20,369
  Dividends declared to common shareholders                             (35,384)
  Dividends declared to preferred shareholders                           (3,975)
                                                                     -----------
  Balance, end of period                                              ($274,201)
                                                                     ===========

Common Shares of Beneficial Interest in Treasury
  Balance, beginning of period                              (59,425)    ($1,376)
  Performance and Restricted Shares (forfeited) retired       1,006          21
  Purchase of treasury shares                                     -           -
                                                        -----------  -----------
  Balance, end of period                                    (58,419)    ($1,355)
                                                        ===========  ===========

Deferred Compensation on Restricted Shares
  Balance, beginning of period                             (582,910)   ($14,892)
  Performance and Restricted Shares issued,
    net of Forfeitures                                      (41,327)       (910)
  Vesting of Performance and Restricted Shares                3,905         101
                                                        -----------  -----------
  Balance, end of period                                   (620,332)   ($15,701)
                                                        ===========  ===========

Subscriptions receivable from employee stock plans
  Balance, beginning of period                             (337,111)    ($6,298)
  Subscription loans issued                                  (9,083)       (190)
  Subscription loans paid                                    28,588         458
                                                        -----------  -----------
Balance, end of period                                     (317,606)    ($6,030)
                                                        ===========  ===========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (unaudited)


                                                       Six months ended June 30,

                                                             2000        1999
                                                          ---------    --------
                                                               (In thousands)
OPERATING ACTIVITIES
  Net income                                              $  32,213    $ 20,369
  Items not requiring cash outlays
     Depreciation and amortization                           25,993      24,932
     (Gain) loss on sale of real estate                      (3,681)      7,050
     Other, net                                                 624       1,419
  Changes in assets and liabilities
     Decrease in accounts receivable                          4,323       2,950
     Decrease in prepaid expenses and other
      assets before depreciation and amortization             2,032         895
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                      1,912      (2,850)
     (Decrease) increase in accrued expenses                 (4,455)        761
                                                          ---------    --------

  Net cash provided by operating activities                  58,961      55,526


INVESTING ACTIVITIES
  Acquisition of real estate                                (19,573)    (22,736)
  Capital expenditures                                      (59,669)    (40,239)
  Proceeds from sale of real estate                          47,157         -
  Repayment (Issuance) of mortgage notes receivable, net      2,340      (5,297)
                                                          ---------    --------
  Net cash used in investing activities                     (29,745)    (68,272)


FINANCING ACTIVITIES
  Borrowing of short-term debt, net                         129,000      45,853
  Borrowing on construction loans                             8,048         -
  Repayment of senior notes                                (100,000)        -
  Issuance of common shares                                   2,629       1,743
  Common shares repurchased                                 (22,632)        -
  Payments on mortgages, capital leases and notes
   payable, including prepayment fees                        (1,573)       (614)
  Dividends paid                                            (38,491)    (38,031)
  Increase (decrease) in minority interest, net                 751      (1,582)
                                                          ---------    --------
  Net cash (used in) provided by financing activities       (22,268)      7,369
                                                          ---------    --------
Increase (decrease) in cash                                   6,948      (5,377)

Cash at beginning of period                                  11,738      17,230
                                                          ---------    --------
Cash at end of period                                     $  18,686    $ 11,853
                                                          =========    ========


 The accompanying notes are an integral part of these consolidated statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

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

     The following table sets forth the reconciliation between basic and diluted
EPS:


                                       Six months ending     Three months ending
                                            June 30,                June 30,
Numerator                                 2000     1999         2000     1999
Net income available for common
  shareholders - basic                 $28,238  $16,394      $16,087  $ 4,828
Income attributable to operating
  partnership units                        744      361          131       97
Net income available for common        -------  -------      -------  -------
   shareholders - diluted              $28,982  $16,755      $16,218  $ 4,925
                                       =======  =======      =======  =======

Denominator
Denominator for basic EPS-
  weighted average shares               38,871   39,489       38,601   39,543
Effect of dilutive securities
  Stock options and awards                 161      244          176      259
  Operating partnership units            1,005      880        1,005      880
                                       -------  -------      -------  -------
Denominator for diluted EPS             40,037   40,613       39,782   40,682
                                       =======  =======      =======  =======

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

     On April 6, 2000 the Trust converted a note receivable of $5.8 million to a 90% interest in a partnership owning a 30,000 square foot street retail property in Santa Monica, California valued at

$6.3 million. The property is currently under construction. The Trust has contributed an additional $488,000 towards the construction of the property as of June 30, 2000.

     On June 30, 2000 the Trust sold the 296,000 square foot Peninsula Shopping Center located in Palos Verdes, California for $48.6 million resulting in a gain $3.7 million.

     In addition, during the first six months of 2000 the Trust invested $3.6 million in mortgage notes receivable with an average weighted interest rate of 9.7%. A mortgage note receivable of $5.9 million, which earned interest at 10%, was paid off June 23, 2000.


NOTE C - MORTGAGES AND NOTES PAYABLE

     At June 30, 2000 there was $159.6 million borrowed under the Trust's syndicated credit facility. The maximum drawn during the first six months of 2000 was $218.1 million. The weighted average interest rate on borrowings for the six months ended June 30, 2000 was 6.8%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

     In June 2000 the Trust modified certain covenants and extended its syndicated credit facility and its $125 million term loan for an additional year to December 19, 2003. Fees paid for this extension totaled $1.0 million.

     On January 17, 2000 the Trust's $100 million of 8.875% Notes matured and were paid with borrowings on the Trust's revolving credit facilities. On February 29, 2000 the Trust obtained a construction loan for up to $24.5 million in connection with the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 1.2% to 1.5%, depending on occupancy levels, matures August 29, 2002 with two, one-year extension options. At June 30, 2000 the outstanding balance on the loan is $8.0 million. The property secures the construction loan facility. In connection with the land for future development in Hillsboro, Oregon the Trust issued a $3.4 million note due on August 14, 2000. The loan bears interest at LIBOR plus 1.25%. The property secures the loan facility.

     In anticipation of a mortgage placement in the third quarter of 2000 the Trust purchased a Treasury Yield Hedge (notional amount of $140 million) to minimize the risk of changes in interest rates. The hedge was terminated on June 30, 2000 at a gain of $165,000 which will be recognized as a reduction of interest expense over the term of the mortgage.

     In July 2000, citing the Trust's pursuit of development and the resultant capital requirements, Standard and Poor's lowered the rating on the Trust's senior notes from BBB+ to BBB. Standard and Poor's noted that the outlook is stable with the rating

"supported by a very solid portfolio of seasoned in-fill retail properties". Under the terms of the syndicated credit facility, this lowered rating results in an increase in the Trust's borrowing rate from LIBOR plus 65 basis points to LIBOR plus 80 basis points. The interest rate on the term loan increases from LIBOR plus 75 basis points to LIBOR plus 95 basis points.


NOTE D - SHAREHOLDERS' EQUITY

     During the first six months of 2000, options for 277,500 shares at prices ranging from $18 to $22 1/16 per share, fair value at the dates of award, were awarded to certain employees and Trustees of the Trust. The options vest over three and four year terms.

     In December 1999 the Trustees authorized a share repurchase program of up to an aggregate of four million of the Trust's common shares. The repurchase program will end upon the earlier of December 31, 2000 or the date when the repurchase limit has been met. During the first six months of 2000, 1,185,400 common shares at a cost of $22.6 million were repurchased bringing the total purchased under the program as of June 30,2000 to 1,325,900 common shares at a cost of $25.2 million.


NOTE E - INTEREST EXPENSE

     The Trust incurred interest expense totaling $38.7 million during the first six months of 2000 and $33.3 million during the first six months of 1999 of which $5.2 million and $2.8 million, respectively, was capitalized in connection with development projects. Interest paid was $41.5 million in the first six months of 2000 and $33.2 million in the first six months of 1999.

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

     Under the terms of other partnerships, the partners may exchange their 1,004,589 operating units into cash or the same number of common shares of the Trust, at the option of the Trust. On July 17, 2000 the Trust redeemed 100,000 operating units for cash of $2.1 million.

     In connection with a mortgage application the Trust issued a $3.0 million Letter of Credit.


NOTE G - COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended June 30 are as follows (in thousands):


                                 Six months        Three months
                                  2000      1999     2000     1999
                                  ----      ----     ----     ----
Retail properties
 Minimum rents                  $104,047  $ 96,718  $52,324  $48,584
 Cost reimbursements              19,963    18,534    9,705    9,335
 Percentage rents                  3,097     2,526    1,541    1,100
Apartments                         1,376     1,329      681      655
                                --------  --------  -------  -------
                                $128,483  $119,107  $64,251  $59,674
                                ========  ========  =======  =======

NOTE H - SEGMENT INFORMATION

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

     A summary of the Trust's operations by geographic region is presented below (in thousands):

Six months ended              North       Mid
June 30, 2000                 East     Atlantic        West              Other            Total
--------------------------------------------------------------------------------------------------
Rental income               $ 55,054   $ 55,811    $      17,618                       $  128,483
Other income                   1,993      2,109            1,363                            5,465
Rental expense               (11,762)   (12,129)          (4,151)                         (28,042)
Real estate tax               (7,032)    (4,352)          (1,595)                         (12,979)
                            --------   --------    -------------                       ----------
 Net operating income         38,253     41,439           13,235                           92,927
Interest income                                                       $     3,962           3,962
Interest expense                                                          (33,529)        (33,529)
Administrative expense                                                     (5,790)         (5,790)
Depreciation and
 amortization                (12,262)   (10,656)          (2,589)          (  486)        (25,993)
                            --------   --------    -------------      -----------      ----------
Income before investors'
 share of operations        $ 25,991   $ 30,783    $      10,646      $   (35,843)     $   31,577
                            ========   ========    =============      -----------      ----------
Capital expenditures        $ 24,984   $ 21,659    $      40,978                       $   87,621
                            ========   ========    =============                       ==========
Real estate assets          $740,670   $681,911    $     338,464                       $1,761,045
                            ========   ========    =============                       ==========


Six months ended            North      Mid
  June 30, 1999             East       Atlantic        West              Other            Total
-------------------------------------------------------------------------------------------------
Rental income               $ 49,910   $ 54,513    $      14,684                       $  119,107
Other income                   2,550      1,564              713                            4,827
Rental expense               (10,676)   (11,838)          (3,590)                         (26,104)
Real estate tax               (6,014)    (4,395)          (1,458)                         (11,867)
                            --------   --------    -------------                       ----------
 Net operating income         35,770     39,844           10,349                           85,963
Interest income                                                       $     3,844           3,844
Interest expense                                                          (30,518)        (30,518)
Administrative expense                                                     (5,414)         (5,414)
Depreciation and
 amortization                (11,074)   (11,523)          (1,886)            (449)        (24,932)
                            --------   --------    -------------      -----------      ----------
Income before investors'
 share of operations        $ 24,696   $ 28,321    $       8,463      $   (32,537)     $   28,943
                            ========   ========    =============      ===========      ==========
Capital expenditures        $ 13,167   $ 11,600    $      42,932                       $   67,699
                            ========   ========    =============                       ==========
Real estate assets          $696,786   $681,344    $     323,851                       $1,701,981
                            ========   ========    =============                       ==========

Three months ended            North      Mid
June 30, 2000                 East     Atlantic         West          Other        Total
-------------------------------------------------------------------------------------------
Rental income               $ 27,769   $ 27,688     $       8,794               $   64,251
Other income                     945      1,178               577                    2,700
Rental expense                (5,417)    (5,845)           (2,160)                 (13,422)
Real estate tax               (3,515)    (2,248)             (759)                  (6,522)
                            --------   --------     -------------                 --------
 Net operating income         19,782     20,773             6,452                   47,007
Interest income                                                      $  1,855        1,855
Interest expense                                                      (17,036)     (17,036)
Administrative expense                                                 (2,868)      (2,868)
Depreciation and
 amortization                 (6,389)    (5,392)           (1,317)     (  240)     (13,338)
                            --------   --------     -------------    --------   ----------
Income before investors'
 share of operations        $ 13,393   $ 15,381     $       5,135    $(18,289)  $   15,620
                            ========   ========     =============    ========   ==========
Capital expenditures        $ 10,650   $ 13,889     $      22,068               $   46,607
                            ========   ========     =============               ==========
Real estate assets          $740,670   $681,911     $     338,464               $1,761,045
                            ========   ========     =============               ==========

Three months ended            North      Mid
  June 30, 1999               East     Atlantic         West          Other        Total
------------------------------------------------------------------------------------------
Rental income               $ 25,052   $ 27,051     $       7,571               $   59,674
Other income                   1,381        753               421                    2,555
Rental expense                (4,863)    (5,904)           (1,689)                 (12,456)
Real estate tax               (2,927)    (2,226)             (702)                  (5,855)
                            --------   --------     -------------               ----------
 Net operating income         18,643     19,674             5,601                   43,918
Interest income                                                      $  1,966        1,966
Interest expense                                                      (15,385)     (15,385)
Administrative expense                                                 (3,160)      (3,160)
Depreciation and
 amortization                 (5,636)    (5,829)             (968)       (218)     (12,651)
                            --------   --------     -------------    --------    ---------
Income before investors'
 share of operations        $ 13,007   $ 13,845     $       4,633    $(16,797)  $   14,688
                            ========   ========     =============    ========   ==========
Capital expenditures        $ 11,072   $  4,163     $      17,912               $   33,147
                            ========   ========     =============               ==========
Real estate assets          $696,786   $681,344     $     323,851               $1,701,981
                            ========   ========     =============               ==========

There are no transactions between geographic areas.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q

                                 June 30, 2000


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

     Net cash provided by operating activities was $59.0 million in the first half of 2000 and $55.5 million in the first half of 1999 of which $38.5 million and $38.0 million, respectively, was distributed to shareholders. Contributions from retenanted and redeveloped properties, as more fully described below, were the primary sources of these increases.

     Net cash used in investing activities was $29.7 million during the first half of 2000 and $68.3 million during the first half of 1999. The Trust purchased real estate totaling $24.8 million in the first half of 2000 and $25.2 million in the first half of 1999, requiring cash outlays of $19.6 million and $22.7 million, respectively. During these two periods, the Trust expended an additional $59.7 million and $40.2 million, respectively, in capital improvements to its properties. The Trust invested $3.6 million during the first half of 2000 and $5.3 million during the first half of 1999 in mortgage notes receivable with an average weighted interest rate of 9.7% and 10%, respectively. One mortgage note receivable of $5.9 million was paid off June 23, 2000. Cash of $47.2 million was received in June 2000 from the sale of a property.

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

     On April 6, 2000 the Trust converted a note receivable of $5.8 million to a 90% interest in a partnership owning a 30,000 square foot street retail property in Santa Monica, California valued at $6.3 million. The property is currently under construction. The Trust has contributed an additional $488,000 towards the construction of the property as of June 30, 2000.

     On June 30, 2000 the Trust sold the 296,000 square foot Peninsula Shopping Center located in Palos Verdes, California for $48.6 million resulting in a gain of $3.7 million.

     Of the $59.7 million spent in the first six months of 2000 on the Trust's existing real estate portfolio, approximately $28.4 million was invested in predevelopment and development projects in Bethesda, Maryland; San Jose, California; and Arlington, Virginia. The remaining $31.3 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the renovation of Greenlawn Plaza.

     Net cash provided by financing activities, before dividend payments, was $16.2 million in the first half of 2000 and $45.4 million in the first half of 1999. The Trust utilized the proceeds from the sale of Peninsula Shopping Center, two unsecured borrowings and its unsecured line of credit to fund acquisitions, capital expenditures and share repurchases in 2000.

     On February 29, 2000 the Trust obtained a construction loan for up to $24.5 million in connection with the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 1.2% to 1.5%, depending on occupancy levels, matures August 29, 2002 with two one year extension options. At June 30, 2000 the outstanding balance on the loan is $8.0 million. The property secures the construction loan facility. In connection with the land for future development in Hillsboro, Oregon the Trust issued a $3.4 million note due on August 14, 2000. The loan bears interest at LIBOR plus 1.25%. The property secures the loan facility.

     At June 30, 2000 there was $159.6 million borrowed under the syndicated credit facility. The maximum drawn during the first six months of 2000 was $218.1 million. The weighted average interest rate on borrowings for the six months ended June 30, 2000 was 6.8%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. In June 2000, the Trust modified certain covenants and extended its syndicated credit facility and its $125 million term loan for an additional year to December 19, 2003. Fees paid for this extension totaled $1.0 million.

     In July 2000, citing the Trust's pursuit of development and the resultant capital requirements, Standard and Poor's lowered the rating on the Trust's senior notes from BBB+ to BBB. Standard and Poor's noted that the outlook is stable with the rating "supported by a very solid portfolio of seasoned in-fill retail properties". Under the terms of the syndicated credit facility, this lowered rating results in an increase in the Trust's borrowing rate from LIBOR plus 65 basis points to LIBOR plus 80 basis points. The interest rate on the term loan increases from LIBOR plus 75 basis points to LIBOR plus 95 basis points.

     Capital requirements for the remainder of 2000 will depend on new development efforts, acquisition opportunities, the level of improvements and redevelopments on existing properties and the level of common shares that the Trust can repurchase.


     The Trust will need additional capital in order to fund these acquisitions, expansions, developments and its share repurchase program. Sources of this funding may be additional debt, both secured and unsecured; additional equity; proceeds from the sale of properties; and joint venture relationships. The timing and choice of capital sources will depend on the cost and availability of that capital, among other things. The Trust believes, based on past experience, that access to the capital needed to execute its business plan will be available to it.

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

     Under the terms of other partnerships, the partners may exchange their 1,004,589 operating units into cash or the same number of common shares of the Trust, at the option of the Trust. On July 17, 2000 the Trust redeemed 100,000 operating units for cash of $2.1 million.




RESULTS OF OPERATIONS

     Net income and funds from operations have been affected by the Trust's recent redevelopment and financing activities. The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance. As of January 1, 2000 the National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. Prior to January 1, 2000 funds from operations also excluded significant nonrecurring events. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry. Nevertheless, funds from operations, as presented by the Trust, may not be comparable to funds from operations as presented by other real estate investment trusts.

  The reconciliation of net income to funds from operations is as follows:

                                             Six months ending        Three months ending
                                                  June 30,                  June 30,
                                                 2000      1999            2000      1999
Net income available for common
  shareholders - basic                          $28,238   $16,394         $16,087   $ 4,828
(Gain) loss on sale of real
  estate                                         (3,681)    7,050          (3,681)    7,050
Depreciation and amortization of
  real estate assets                             23,623    22,617          12,136    11,489
Amortization of initial direct
  costs of leases                                 1,700     1,460             870       742
Income attributable to operating
  partnership units                                 744       361             131        97
Funds from operations for common                -------   -------         -------   -------
   shareholders                                 $50,624   $47,882         $25,543   $24,206
                                                =======   =======         =======   =======



SIX MONTHS ENDED JUNE 30, 2000 and 1999

Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 7.9% from $119.1 million in the first half of 1999 to $128.5 million in the first half of 2000. If properties acquired, sold and developed in 2000 and 1999 are excluded, rental income increased 7.3%, due primarily to the favorable impact of redeveloped and retenanted centers.

     Other property income includes items such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. Other property income increased 13.2% from $4.8 million in the first six months of 1999 to $5.5 million in the first six months of 2000 due primarily to increases in lease termination fees and temporary tenant income, an area identified by the Trust as one with additional growth opportunity.

     Rental expenses increased 7.4% from $26.1 million in the first half of 1999 to $28.0 million in the first half of 2000. If rental expenses are adjusted for properties acquired, sold and developed in 2000 and 1999, rental expenses increased 6.6% from $25.4 million in 1999 to $27.0 million in 2000, primarily due to increased snow removal and other operating costs in 2000. Rental expense as a percentage of property income remained constant in both periods at 21%.

     Real estate taxes increased 9.4% from $11.9 million in the first half of 1999 to $13.0 million in the first half of 2000. If real estate taxes are adjusted for properties acquired, sold and developed in 2000 and 1999, real estate taxes increased 8.4% due primarily to increased taxes on recently redeveloped properties.

     Depreciation and amortization expenses increased 4.3% from $24.9 million in the first half of 1999 to $26.0 million in the first half of 2000 reflecting the impact of recent tenant work and property improvements.

     During the first six months of 2000 the Trust incurred interest expense of $38.7 million, of which $5.2 million was capitalized, as compared to 1999's $33.3 million, of which $2.8 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's share repurchase and capital improvement programs. The ratio of earnings to combined fixed charges and preferred dividends was 1.45x and 1.54x for the first half of 2000 and 1999, respectively. The ratio of earnings to fixed charges was 1.6x and 1.7x during the first half of 2000 and 1999, respectively. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.0x for the first half of 2000 and 2.1x for the first half of 1999.

     Administrative expenses increased from $5.4 million in the first six months of 1999 to $5.8 million in the first six months of 2000, 4.2% of revenue in both years. A decrease in costs related to abandoned acquisition and development projects were offset by increased personnel costs. The tight labor market in the Trust's operating regions resulted in higher salaries both to existing and new employees.

     On June 30, 2000 the Trust sold the 296,000 square foot Peninsula Shopping Center located in Palos Verdes, California for $48.6 million resulting in a gain of $3.7 million. During the second quarter of 1999, the Trust recorded a $7.1 million charge, representing the estimated loss on a potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia, thereby valuing the assets at their estimated fair value less estimated costs to sell. On October 18, 1999 the Trust sold Northeast Plaza for $19.6 million, realizing a loss of $6.3 million.

     As a result of the foregoing items, net income before gain (loss) on the sale of real estate increased from $27.4 million in the first half of 1999 to $28.5 million in the first half of 2000, while net income increased from $20.4 million during the first half of 1999 to $32.2 million during the first half of 2000 and net income available for common shareholders increased from $16.4 million to $28.2 million.

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

     Growth in net income is also dependent on the amount of leverage and interest rates. The Trust's leverage is increasing as it finances its development pipeline. In addition, the Trust will continue to have exposure to changes in market interest rates. As interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development projects will be negatively impacted due to the variable interest rates on the Trust's revolving credit facilities.

Segment Results
---------------

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):

                                   For the six months ended June 30,
                                       2000              1999
----------------------------------------------------------------------------
Rental income
     Northeast                             $ 55,054         $ 49,910
     Mid-Atlantic                            55,811           54,513
     West                                    17,618           14,684
                                           --------         --------
          Total                            $128,483         $119,107
                                           ========         ========

Net operating income
     Northeast                             $ 38,253         $ 35,770
     Mid-Atlantic                            41,439           39,844
     West                                    13,235           10,349
                                           --------         --------
          Total                            $ 92,927         $ 85,963
                                           ========         ========

The Northeast
--------------

     The Northeast region is comprised of fifty-four assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the first half of 2000 with 1999, rental income increased 10.3% from $49.9 million in 1999 to $55.1 million in 2000. Excluding properties acquired since January 1, 1999, rental income increased 10.0%, primarily due to increases at recently redeveloped and retenanted shopping centers, such as Bala Cynwyd, Lawrence Park, Gratiot, Langhorne Square, and Wynnewood.

     Net operating income increased 6.9% from $35.8 million in 1999 to $38.3 million in 2000. Excluding properties acquired since January 1, 1999, net operating income increased 6.8%, primarily due to increases at the recently redeveloped and retenanted shopping centers.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-one assets, located from Baltimore south to metropolitan Washington, D.C. and further south through Virginia, North Carolina, and Florida.

     When comparing the first half of 2000 with 1999, rental income increased 2.4% from $54.5 million in 1999 to $55.8 million in 2000. On a same center basis, excluding Northeast Plaza in Atlanta, Georgia which was sold in 1999 and the recently developed Phase 3 of the Bethesda Row project in Bethesda, Maryland rental income increased 4.1%, due in part to new anchor leases at several centers.

     When comparing the first half of 2000 with 1999, net operating income increased 4.0% from $39.8 million in 1999 to $41.4 million in 2000. On the same center basis as above net operating income increased 5.6%, due primarily to the new anchor leases and lease termination fees.

The West
--------

     The Western region is comprised of thirty-nine assets, located from Texas to the West Coast.

     When comparing the first half of 2000 with 1999, rental income increased 20.0% from $14.7 million in 1999 to $17.6 million in 2000. Excluding newly developed properties and properties acquired since January 1, 1999, rental income increased 9.9%; increases from recently redeveloped and retenanted properties in the Los Angeles and San Francisco, California areas were offset by a decrease at Town & Country Plaza in San Jose, California the majority of which was vacated in May 2000 in preparation for its razing and subsequent new development.

     When comparing the first half of 2000 with 1999, net operating income increased 27.9% from $10.3 million in 1999 to $13.2 million in 2000. Excluding newly developed properties and properties acquired since January 1, 1999, net operating income increased 16.4%, due to increases from other income and from the recently redeveloped and retenanted properties, offset by Town & Country Plaza as mentioned above.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 and 1999

Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 7.7% from $59.7 million in the second quarter of 1999 to $64.3 million in the second quarter of 2000. If properties acquired, sold and developed in 2000 and 1999 are excluded, rental income increased 7.3%, due primarily to the favorable impact of redeveloped and retenanted centers.

     Other property income includes items such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. Other property income increased 5.7% from $2.6 million in the second quarter of 1999 to $2.7 million in the second quarter of 2000 due primarily to increases in lease termination fees.

     Rental expenses increased 7.8% from $12.5 million in the second quarter of 1999 to $13.4 million in the second quarter of 2000. If rental expenses are adjusted for properties acquired, sold and developed in 2000 and 1999, rental expenses increased 7.2% from $12.0 million in 1999 to $12.9 million in 2000. There was a decrease in write off of tenant work and lease costs which resulted from a 1999 bankruptcy, but this decrease was outweighed by increases in environmental costs and other operating costs. Rental expense as a percentage of property income remained constant in both periods at 20%.

     Real estate taxes increased 11.4% from $5.9 million in the second quarter of 1999 to $6.5 million in the second quarter of 2000. If real estate taxes are adjusted for properties acquired, sold and developed in 2000 and 1999, real estate taxes increased 9.3% due primarily to increased taxes on recently redeveloped properties.

     Depreciation and amortization expenses increased 5.4% from $12.7 million in the second quarter of 1999 to $13.3 million in the second quarter of 2000 reflecting the impact of recent tenant work and property improvements.

     During the second quarter of 2000 the Trust incurred interest expense of $20.0 million, of which $3.0 million was capitalized, as compared to 1999's $17.0 million, of which $1.6 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's share repurchase and capital improvement programs.

     On June 30, 2000 the Trust sold the 296,000 square foot Peninsula Shopping Center in Palos Verdes, California for $48.6 million resulting in a gain of $3.7 million. During the second quarter of 1999, the Trust recorded a $7.1 million charge, representing the estimated loss on a potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia, thereby valuing the assets at their estimated fair value less estimated costs to sell. On October 18, 1999 the Trust sold Northeast Plaza for $19.6 million, realizing a loss of $6.3 million.

     Administrative expenses decreased from $3.2 million, or 4.9% of revenue in the second quarter of 1999 to $2.9 million, or 4.2% of revenue in the second quarter of 2000 due primarily to a decrease in costs related to the abandonment of acquisition and development projects which was offset by increased personnel costs. The tight labor market in the Trust's operating regions resulted in higher salaries both to existing and new employees.

     As a result of the foregoing items, net income before gain (loss) on sale of real estate increased from $13.9 million in the second quarter of 1999 to $14.4 million in the second quarter of 2000, while net income increased from $6.8 million during the second quarter of 1999 to $18.1 million during the second quarter of 2000 and net income available for common shareholders increased from $4.8 million to $16.1 million.



Segment Results
---------------

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):


                                   For the three months ended June 30,
                                         2000                1999
--------------------------------------------------------------------------------
Rental income
     Northeast                         $27,769             $25,052
     Mid-Atlantic                       27,688              27,051
     West                                8,794               7,571
                                       -------             -------
          Total                        $64,251             $59,674
                                       =======             =======

Net operating income
     Northeast                         $19,782             $18,643
     Mid-Atlantic                       20,773              19,674
     West                                6,452               5,601
                                       -------             -------
          Total                        $47,007             $43,918
                                       =======             =======


The Northeast
--------------

  The Northeast region is comprised of fifty-four assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

  When comparing the second quarter of 2000 with 1999, rental income increased 10.8% from $25.1 million in 1999 to $27.8 million in 2000. Excluding properties acquired since January 1, 1999, rental income increased 10.4%, primarily due to increases at recently redeveloped and retenanted shopping centers, such as Bala Cynwyd, Lawrence Park, Gratiot, Langhorne Square, and Wynnewood.

     Net operating income increased 6.1% from $18.6 million in 1999 to $19.8 million in 2000. Excluding properties acquired since January 1, 1999, net operating income increased 6.0%, primarily due to increases at the recently redeveloped and retenanted shopping centers.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-one assets,   located from
Baltimore south to metropolitan Washington, D.C. and further south through Virginia, North Carolina, and Florida.

     When comparing the second quarter of 2000 with 1999, rental income increased 2.4% from $27.1 million in 1999 to $27.7 million in 2000. On a same center basis, excluding Northeast Plaza in Atlanta, Georgia which was sold in 1999 and the recently developed Phase 3 of the Bethesda Row project in Bethesda, Maryland, rental income increased 4.0%, due in part to new anchor leases at several centers.

     When comparing the second quarter of 2000 with 1999, net operating income increased 5.6% from $19.7 million in 1999 to $20.8 million in 2000. On a same center basis as above, net operating income increased 7.3%, due primarily to the new anchor leases and lease termination fees.

The West
--------

     The Western region is comprised of thirty-nine assets, located from Texas to the West Coast.

     When comparing the second quarter of 2000 with 1999, rental income increased 16.2% from $7.6 million in 1999 to $8.8 million in 2000. Excluding newly developed properties and properties acquired since January 1, 1999, rental income increased 8.7%; increases from recently redeveloped and retenanted properties in the Los Angeles and San Francisco, California areas were offset by a decrease at Town & Country Plaza in San Jose, California, the majority of which was vacated in May 2000 in preparation for its razing and subsequent new development.

     When comparing the second quarter of 2000 with 1999, net operating income increased 15.2% from $5.6 million in 1999 to $6.5 million in 2000. Excluding newly developed properties and properties acquired since January 1, 1999, net operating income increased 7.3%, due to increases from other income and from the recently redeveloped and retenanted properties, offset by Town & Country Plaza as mentioned above.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

     At the 2000 Annual Meeting of Shareholders on May 3, 2000 the Shareholders elected two trustees to serve for the ensuing three years. Holders of 32.1 million shares voted for and holders of 260,000 and 277,000 shares voted against each trustee, respectively.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits                                      pp. 27-39

     (10) (i)  Amended and Restated Term Loan Agreement
     (10) (ii) Amended and Restated Credit Agreement

     (27) Financial Data Schedules                 Edgar filing only

(B) Reports on Form 8-K

     A Form 8-K, dated March 31, 2000, was filed on May 5, 2000 in response to
Item 5.





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FEDERAL REALTY INVESTMENT TRUST
                                    --------------------------------
                                                        (Registrant)



July 26, 2000                       Steven J. Guttman
                                    -----------------
                                    Steven J. Guttman, President
                                    (Chief Executive Officer)


July 26, 2000                       Cecily A. Ward
                                    --------------
                                    Cecily A. Ward, Chief Financial Officer
                                    (Principal Accounting Officer)