Form 10-Q
period 2000-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2000-11-03
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended:  September 30, 2000
                  ------------------------------------------
                           Commission File No. 17533
                           -------------------------


                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)


           Maryland                                       52-0782497
 ----------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

1626 East Jefferson Street, Rockville, Maryland           20852-4041
--------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)


                                (301) 998-8100
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes   X  .    No_____.
      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                       Outstanding at November 3, 2000
  -----------------------------------      -------------------------------
  Common Shares of Beneficial Interest                39,475,138

This report contains 29 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                              September 30, 2000

                                   I N D E X


PART I.   FINANCIAL INFORMATION                              PAGE NO.


          Consolidated Balance Sheets
          September 30, 2000 (unaudited) and
          December 31, 1999 (audited)                           4

          Consolidated Statements of Operations (unaudited)
          Nine months ended September 30, 2000 and 1999         5

          Consolidated Statements of Operations (unaudited)
          Three months ended September 30, 2000 and 1999        6

          Consolidated Statements of
          Common Shareholders' Equity (unaudited)
          Nine months ended September 30, 2000 and 1999         7

          Consolidated Statements of Cash Flows (unaudited)
          Nine months ended September 30, 2000 and 1999         8

          Notes to Consolidated Financial Statements         9-15

          Management's Discussion and Analysis of           16-28
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                    29

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                              September 30, 2000

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

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                              September 30,         December 31,
                                                                                  2000                  1999
                                                                               (unaudited)
                                                                              -------------         ------------
                                  ASSETS                                                 (in thousands)
Investments
  Real estate, at cost                                                         $ 1,804,186          $ 1,721,459
  Less accumulated depreciation and amortization                                  (349,822)            (317,921)
                                                                               -----------          -----------
                                                                                 1,454,364            1,403,538
  Mortgage notes receivable                                                         46,089               53,495
                                                                               -----------          -----------
                                                                                 1,500,453            1,457,033
Other Assets

  Cash                                                                              13,726               11,738
  Accounts and notes receivable                                                     20,585               23,130
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                            38,479               36,807
  Debt issue costs                                                                   5,796                5,340
                                                                               -----------          -----------
                                                                               $ 1,579,039          $ 1,534,048
                                                                               ===========          ===========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                             $   121,719          $   122,026
  Mortgages payable                                                                 50,459               50,547
  Notes payable                                                                    330,091              162,768
  Accounts payable and accrued expenses                                             39,956               34,974
  Dividends payable                                                                 19,863               19,431
  Security deposits                                                                  5,413                5,068
  Prepaid rents                                                                      8,468                6,788
Senior notes and debentures                                                        410,000              510,000
5 1/4% Convertible subordinated debentures                                          75,289               75,289
Investors' interest in consolidated assets                                          44,266               45,330

Commitments and contingencies

Shareholders' equity

   Preferred stock, authorized 15,000,000 shares, $.01 par 7.95% Series A
     Cumulative Redeemable Preferred Shares, (stated at
     liquidation preference $25 per share), 4,000,000 shares issued in 1997        100,000              100,000
  Common shares of beneficial interest, $.01 par, 100,000,000 shares
     authorized, 40,867,020 and 40,418,766 issued, respectively                        409                  404
  Additional paid in capital                                                       722,214              713,354
  Accumulated dividends in excess of Trust net income                             (299,621)            (286,348)
                                                                               -----------          -----------
                                                                                   523,002              527,410

Less:1,425,833 and 217,644 common shares in treasury - at cost, respectively       (27,436)              (4,334)
         Deferred compensation on restricted shares                                (17,359)             (15,219)
         Notes receivable from employee stock plans                                 (4,692)              (6,030)
                                                                               -----------          -----------
                                                                                   473,515              501,827
                                                                               -----------          -----------
                                                                               $ 1,579,039          $ 1,534,048
                                                                               ===========          ===========

 The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                           (unaudited)

                                                    Nine months ended September 30,
                                                        2000               1999
                                                    ------------        ----------
(In thousands, except per share data)

Revenue
  Rental income                                         $ 192,584       $ 181,078
  Other property income                                     8,148           8,176
  Interest income                                           5,759           5,779
                                                        ---------       ---------
                                                          206,491         195,033

Expenses
  Rental                                                   41,057          39,054
  Real estate taxes                                        19,720          18,344
  Interest                                                 49,521          45,507
  Administrative                                            9,035          10,888
  Depreciation and amortization                            39,433          37,313
                                                        ---------       ---------
                                                          158,766         151,106
                                                        ---------       ---------
Operating income before investors' share
  of operations and gain (loss) on sale of real estate     47,725          43,927

  Investors' share of operations                           (4,772)         (2,322)
                                                        ---------       ---------

Income before gain (loss) on sale of real estate           42,953          41,605

Gain (loss) on sale of real estate                          3,681          (7,050)
                                                        ---------       ---------
Net income                                                 46,634          34,555
  Dividends on preferred stock                             (5,963)         (5,963)
                                                        ---------       ---------
Net income available for common shareholders            $  40,671       $  28,592
                                                        =========       =========

Earnings per common share, basic
  Income before gain (loss) on sale of real estate      $    0.95       $    0.90
  Gain (loss) on sale of real estate                         0.10           (0.18)
                                                        ---------       ---------
                                                        $    1.05       $    0.72
                                                        =========       =========
 Weighted average number of common shares, basic           38,812          39,534
                                                        =========       =========

Earnings per common share, diluted
  Income before gain (loss) on sale of real estate      $    0.95       $    0.89
  Gain (loss) on sale of real estate                         0.09           (0.17)
                                                        ---------       ---------
                                                        $    1.04       $    0.72
                                                        =========       =========
 Weighted average number of common shares, diluted         39,949          40,639
                                                        =========       =========

 The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                           (unaudited)

                                                   Three months ended September 30,
                                                        2000              1999
                                                   -------------      -------------
(In thousands, except per share data)
Revenue
  Rental income                                       $ 64,101           $ 61,971
  Other property income                                  2,683              3,349
  Interest income                                        1,797              1,935
                                                      --------           --------
                                                        68,581             67,255



Expenses
  Rental                                                13,015             12,950
  Real estate taxes                                      6,741              6,477
  Interest                                              15,992             14,989
  Administrative                                         3,245              5,474
  Depreciation and amortization                         13,440             12,381
                                                      --------           --------
                                                        52,433             52,271
                                                      --------           --------
Operating income before investors' share
  of operations                                         16,148             14,984

  Investors' share of operations                        (1,727)              (798)
                                                      --------           --------

Net income                                              14,421             14,186
  Dividends on preferred stock                          (1,988)            (1,988)
                                                      --------           --------
Net income available for common shareholders          $ 12,433           $ 12,198
                                                      ========           ========



Earnings per common share, basic                      $   0.32           $   0.31
                                                      ========           ========
 Weighted average number of common shares, basic        38,695             39,634
                                                      ========           ========


Earnings per common share, diluted                    $   0.32           $   0.30
                                                      ========           ========
 Weighted average number of common shares, diluted      39,774             40,701
                                                      ========           ========

 The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                 (unaudited)

                                                                         Nine months ended September 30,
                                                                  2000                                    1999
                                                   ----------  ------------  ----------   ----------   ----------   ------------
(In thousands, except share data)                    Shares        Amount     Additional    Shares       Amount      Additional
                                                                           Paid-in-Capital                         Paid-in-Capital
Common Shares of Beneficial Interest
  Balance, beginning of period                     40,418,766          $404    $713,354   40,139,675     $707,724         --
  Exercise of stock options                            67,684             1       1,398       50,167        1,049
  Shares issued under dividend reinvestment plan      113,185             1       2,339      119,869        2,691         --
  Performance and Restricted Shares granted, net
        of Restricted Shares retired                  267,385             3       5,123       60,654        1,374         --
                                                   ----------  ------------  ----------   ----------   ----------  -------------
  Balance, end of period                           40,867,020          $409    $722,214   40,370,365     $712,838         $0
                                                   ==========  ============  ==========   ==========   ==========  =============


Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of period                                    ($286,348)                            ($255,211)
  Net income                                                         46,634                                34,555
  Dividends declared to common shareholders                         (53,945)                              (53,525)
  Dividends declared to preferred shareholders                       (5,962)                               (5,962)
                                                                  ---------                            ----------
  Balance, end of period                                          ($299,621)                            ($280,143)
                                                                  =========                            ==========


Common Shares of Beneficial Interest in Treasury
 Balance, beginning of period                        (217,644)      ($4,334)                 (59,425)     ($1,376)
 Performance and Restricted Shares (forfeited)
   retired                                            (22,789)         (470)                   1,006           21
 Purchase of treasury shares                       (1,185,400)      (22,632)                      --           --
                                                 ------------  ------------              -----------   ----------
  Balance, end of period                           (1,425,833)     ($27,436)                 (58,419)     ($1,355)
                                                 ============  ============              ===========   ==========


Deferred Compensation on Restricted Shares
 Balance, beginning of period                        (599,427)     ($15,219)                (582,910)    ($14,892)
 Performance and Restricted Shares issued,
   net of Forfeitures                                (223,771)       (4,256)                 (41,327)        (910)
 Vesting of Performance and Restricted Shares          82,323         2,116                    7,858          201
                                                 ------------   -----------              -----------   ----------
  Balance, end of period                             (740,875)     ($17,359)                (616,379)    ($15,601)
                                                 ============   ===========              ===========   ==========


Subscriptions receivable from employee stock
  plans
 Balance, beginning of period                        (317,606)      ($6,030)                (337,111)     ($6,298)
 Subscription loans issued                             (5,500)         (115)                  (9,083)        (190)
 Subscription loans paid                               70,699         1,453                   28,588          458
                                                 ------------   -----------              -----------   ----------
  Balance, end of period                             (252,407)      ($4,692)                (317,606)     ($6,030)
                                                 ============   ===========              ===========   ==========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (unaudited)

                                                                     Nine months ended September 30,
                                                                         2000               1999
                                                                     -------------     -------------
                                                                              (In thousands)
OPERATING ACTIVITIES
  Net income                                                           $  46,634        $  34,555
  Items not requiring cash outlays
     Depreciation and amortization                                        39,433           37,313
     (Gain) loss on sale of real estate                                   (3,681)           7,050
    Other, net                                                             1,486            1,568
  Changes in assets and liabilities
     Decrease (increase) in accounts receivable                            2,545             (343)
     Decrease in prepaid expenses and other
      assets before depreciation and amortization                         (6,277)          (3,062)
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                                   2,529           (2,748)
     Increase in accrued expenses                                          2,082              348
                                                                       ---------        ---------
  Net cash provided by operating activities                               84,751           74,681


INVESTING ACTIVITIES
  Acquisition of real estate                                             (23,093)         (25,337)
  Capital expenditures                                                   (98,463)         (64,974)
  Proceeds from sale of real estate                                       47,157             --
  Repayment (Issuance) of mortgage notes receivable, net                   2,187           (7,176)
                                                                       ---------        ---------
  Net cash used in investing activities                                  (72,212)         (97,487)


FINANCING ACTIVITIES
  Borrowing of short-term debt, net                                      155,700           78,853
  Borrowing on construction loans                                         12,747             --
  Repayment of senior notes                                             (100,000)            --
  Issuance of common shares                                                3,238            2,030
  Common shares repurchased                                              (22,632)            --
  Payments on mortgages, capital leases and notes payable, including
    prepayment fees                                                       (1,863)            (879)
  Dividends paid                                                         (57,588)         (57,113)
  Decrease in minority interest, net                                        (153)          (2,225)
                                                                       ---------        ---------
  Net cash (used in) provided by financing activities                    (10,551)          20,666
                                                                       ---------        ---------

Increase (decrease) in cash                                                1,988           (2,140)

Cash at beginning of period                                               11,738           17,230
                                                                       ---------        ---------
Cash at end of period                                                  $  13,726        $  15,090
                                                                       =========        =========

 The accompanying notes are an integral part of these consolidated statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

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

  The following table sets forth the reconciliation between basic and diluted
EPS:

                                            Nine months ending    Three months ending
                                               September 30,          September 30,
Numerator                                      2000      1999        2000      1999
---------
Net income available for
 common shareholders - basic                $40,671   $28,592     $12,433    $12,198

Income attributable to
 operating partnership units                  1,022       552         278         97
                                            -------   -------     -------    -------
Net income available for common
shareholders - diluted                      $41,693   $29,144     $12,711    $12,295
                                            =======   =======     =======    =======

Denominator
-----------
Denominator for basic EPS-                   38,812    39,534      38,695     39,634
 weighted average shares
Effect of dilutive securities
 Stock options and awards                       160       234         157        211
 Operating partnership units                    977       871         922        856
                                            -------   -------     -------    -------

Denominator for diluted EPS                  39,949    40,639      39,774     40,701
                                            =======   =======     =======    =======


NOTE B - REAL ESTATE ASSETS AND ENCUMBRANCES

  On January 5, 2000, the Trust purchased the 75,000 square foot Greenlawn Plaza in Greenlawn, New York for $6.2 million, with plans to renovate and expand the center by 35,000 square feet. On February 16, 2000, control of a parcel of land for future development in Hillsboro, Oregon was acquired for $11.7 million. An additional $1.6 million will be owed if certain cash flow criteria are met during the first ten years of operations. On September 26, 2000, the Trust purchased an additional property on East Houston Street in San Antonio, Texas for $1.5 million. With this purchase, the Trust assumed a mortgage with an outstanding balance of $345,000.

  On January 1, 2000, the Trust issued 190,000 partnership units valued at $3.6 million in exchange for the minority partner's interest in Loehmann's Plaza.

  On April 6, 2000, the Trust converted a note receivable of $5.8 million to a 90% interest in a partnership owning a 30,000 square foot street retail property in Santa Monica, California valued at $6.3 million. The property is currently under construction. The Trust has contributed an additional $1.1 million towards the construction of the property as of September 30, 2000.

  On June 30, 2000, the Trust sold the 296,000 square foot Peninsula Shopping Center located in Palos Verdes, California for $48.6 million resulting in a gain of $3.7 million.

  In addition, during the first nine months of 2000, the Trust invested $3.7 million in mortgage notes receivable with an average weighted interest rate of 9.7%. A mortgage note receivable of $5.9 million, which earned interest at 10%, was paid off June 23, 2000. An additional mortgage note receivable of $305,000, which also earned interest at 10%, was paid off on October 13, 2000.


NOTE C - MORTGAGES AND NOTES PAYABLE

  At September 30, 2000, there was $186.3 million borrowed under the Trust's syndicated credit facility. The maximum drawn during the first nine months of 2000 was $218.1 million. The weighted average interest rate on borrowings for the nine months ended September 30, 2000 was 7.0%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

  In June 2000, the Trust modified certain covenants and extended its syndicated credit facility and its $125 million term loan for an additional year to December 19, 2003. Fees paid for this extension totaled $1.0 million.

  On January 17, 2000, the Trust's $100 million of 8.875% Notes matured and were paid with borrowings on the Trust's revolving credit facilities. On February 29, 2000, the Trust obtained a construction loan for up to $24.5 million in connection with the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 1.2% to 1.5%, depending on occupancy levels, matures August 29, 2002 with two, one-year extension options. At September 30, 2000, the outstanding balance on the loan was $12.7 million. The property secures the construction loan facility.

  In connection with the land for future development in Hillsboro, Oregon, the Trust issued a $3.4 million note which was due August 14, 2000. The note has been extended until June 30, 2001. The loan bears interest at LIBOR plus 1.25%. The property secures the loan facility.

The Trust assumed a mortgage with the purchase of the new East Houston Street property in San Antonio, Texas. The mortgage, which matures in October 2008, bears interest at 7.5% and provides for monthly principal and interest payments.

  In anticipation of a mortgage placement in the third quarter of 2000, the Trust purchased a Treasury Yield Hedge (notional amount of $140 million) to minimize the risk of changes in interest rates. The hedge was terminated on June 30, 2000 at a gain of $165,000 which will be recognized as a reduction of interest expense over the term of the mortgage.

  On October 23, 2000, the Trust obtained a $152 million mortgage loan which is secured by five shopping centers, thereby, mitigating its exposure to variable rate debt and providing funds for its development pipeline. The mortgage, which bears interest at 7.95%, matures November 1, 2015. The loan provides for interest only payments for the initial three years, then monthly principal and interest payments based on a twenty-seven year amortization schedule until the maturity date. The proceeds from the mortgage loan were used to pay down the Trust's revolving credit facility. The Trust paid a placement fee of $988,000 to obtain the mortgage loan.

  In July 2000, citing the Trust's pursuit of development and the resultant capital requirements, Standard and Poor's lowered the rating on the Trust's senior notes from BBB+ to BBB flat. Under the terms of the syndicated credit facility, this lowered rating results in an increase in the Trust's borrowing rate from LIBOR plus 65 basis points to LIBOR plus 80 basis points. The interest rate on the term loan increases from LIBOR plus 75 basis points to LIBOR plus 95 basis points.


NOTE D - SHAREHOLDERS' EQUITY

  During the first nine months of 2000, options for 652,500 shares at prices ranging from $18 to $22 1/16 per share, fair value at the dates of award, were awarded to certain employees and Trustees of the Trust. The options vest over three and four year terms.

  In December 1999, the Trustees authorized a share repurchase program of up to an aggregate of four million of the Trust's common shares. The repurchase program will end upon the earlier of December 31, 2000 or the date when the repurchase limit has been met. During the first nine months of 2000, 1,185,400 common shares at a cost of $22.6 million were repurchased bringing the total purchased under the program as of September 30,2000 to 1,325,900 common shares at a cost of $25.2 million.

NOTE E - INTEREST EXPENSE

  The Trust incurred interest expense totaling $58.5 million during the first nine months of 2000 and $50.3 million during the first nine months of 1999, of which $9.0 million and $4.8 million, respectively, was capitalized in connection with development projects. Interest paid was $56.7 million in the first nine months of 2000 and $52.9 million in the first nine months of 1999.


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

  Under the terms of certain other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common shares of the Trust, at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

  Under the terms of other partnership agreements, the partners may redeem their 904,589 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust.

NOTE G - COMPONENTS OF RENTAL INCOME

  The components of rental income for the periods ended September 30 are as follows (in thousands):

                                 Nine Months                 Three Months

                           2000            1999         2000            1999
                           ----            ----         ----            ----
Retail properties
 Minimum rents           $155,181        $146,446      $51,134         $49,728
 Cost reimbursements       31,075          28,644       11,112          10,110
 Percentage rents           4,253           3,986        1,156           1,460
Apartments                  2,075           2,002          699             673
                         --------        --------      -------         -------

                         $192,584        $181,078      $64,101         $61,971
                         ========        ========      =======         =======

NOTE H - SEGMENT INFORMATION

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

     A summary of the Trust's operations by geographic region is presented below (in thousands):

Nine months ended                                     Mid-
    September 30, 2000           Northeast          Atlantic             West                       Other                     Total
-----------------------------------------------------------------------------------------------------------------------------------
Rental income                 $    83,991          $    83,956       $    24,637                                       $   192,584
Other income                        3,082                2,954             2,112                                             8,148
Rental expense                    (17,057)             (17,939)           (6,061)                                          (41,057)
Real estate tax                   (10,741)              (6,762)           (2,217)                                          (19,720)
                              -----------          -----------       -----------                                       -----------
  Net operating income             59,275               62,209            18,471                                           139,955
Interest income                                                                                $     5,759                   5,759
Interest expense                                                                                   (49,521)                (49,521)
Administrative expense                                                                              (9,035)                 (9,035)
Depreciation and
    Amortization                  (18,702)             (16,140)           (3,880)                     (711)                (39,433)
                              -----------          -----------       -----------               -----------             -----------
Income before investors'
  share of operations         $    40,573          $    46,069       $    14,591                  ($53,508)            $    47,725
                              ===========          ===========       ===========               ===========             ===========
Capital expenditures          $    32,706          $    39,322       $    58,910                                       $   130,938
                              ===========          ===========       ===========                                       ===========
Real estate assets            $   748,136          $   699,666       $   356,384                                       $ 1,804,186
                              ===========          ===========       ===========                                       ===========


Nine months ended                                     Mid-
    September 30, 1999           Northeast          Atlantic             West                       Other                     Total
----------------------------------------------------------------------------------------------------------------------------------
Rental income                 $    75,596          $    82,710       $    22,772                                       $   181,078
Other income                        4,419                2,719             1,038                                             8,176
Rental expense                    (15,217)             (18,160)           (5,677)                                          (39,054)
Real estate tax                    (9,538)              (6,744)           (2,062)                                          (18,344)
                              -----------          -----------       -----------                                       -----------
  Net operating income             55,260               60,525            16,071                                           131,856
Interest income                                                                                $     5,779                   5,779
Interest expense                                                                                   (45,507)                (45,507)
Administrative expense                                                                             (10,888)                (10,888)
Depreciation and
    Amortization                  (16,784)             (17,024)           (2,879)                     (626)                (37,313)
                              -----------          -----------       -----------               -----------             -----------
Income before investors'
  share of operations         $    38,476          $    43,501       $    13,192                  ($51,242)            $    43,927
                              ===========          ===========       ===========               ===========             ===========
Capital expenditures          $    24,407          $    17,401       $    53,160                                       $    94,968
                              ===========          ===========       ===========                                       ===========
Real estate assets            $   707,982          $   687,134       $   334,058                                       $ 1,729,174
                              ===========          ===========       ===========                                       ===========

Three months ended                                  Mid-
    September 30, 2000       Northeast            Atlantic           West             Other                Total
----------------------------------------------------------------------------------------------------------------------------------
Rental income              $    28,937        $    28,146       $     7,018                            $    64,101
Other income                     1,088                846               749                                  2,683
Rental expense                  (5,294)            (5,811)           (1,910)                               (13,015)
Real estate tax                 (3,709)            (2,410)             (622)                                (6,741)
                           -----------        -----------       -----------                            -----------
  Net operating income          21,022             20,771             5,235                                 47,028
Interest income                                                                   $     1,797                1,797
Interest expense                                                                      (15,992)             (15,992)
Administrative expense                                                                 (3,245)              (3,245)
Depreciation and
    Amortization                (6,440)            (5,485)           (1,290)             (225)             (13,440)
                           -----------        -----------       -----------       -----------          -----------
Income before investors'
  share of operations      $    14,582        $    15,286       $     3,945       ($   17,665)         $    16,148
                           ===========        ===========       ===========       ===========          ===========
Capital expenditures       $     7,722        $    17,663       $    17,932                            $    43,317
                           ===========        ===========       ===========                            ===========
Real estate assets         $   748,136        $   699,666       $   356,384                            $ 1,804,186
                           ===========        ===========       ===========                            ===========

Three months ended                                  Mid-
    September 30, 1999       Northeast            Atlantic           West             Other                Total
----------------------------------------------------------------------------------------------------------------------------------
Rental income              $    25,686        $    28,197       $     8,088                            $    61,971
Other income                     1,869              1,155               325                                  3,349
Rental expense                  (4,541)            (6,322)           (2,087)                               (12,950)
Real estate tax                 (3,524)            (2,349)             (604)                                (6,477)
                           -----------        -----------       -----------                            -----------
  Net operating income          19,490             20,681             5,722                                 45,893
Interest income                                                                   $     1,935                1,935
Interest expense                                                                      (14,989)             (14,989)
Administrative expense                                                                 (5,474)              (5,474)
Depreciation and
    amortization                (5,710)            (5,501)             (993)             (177)             (12,381)
                           -----------        -----------       -----------       -----------          -----------
Income before investors'
  share of operations      $    13,780        $    15,180       $     4,729       ($   18,705)         $    14,984
                           ===========        ===========       ===========       ===========          ===========
Capital expenditures       $    11,240        $     5,801       $    10,228                            $    27,269
                           ===========        ===========       ===========                            ===========
Real estate assets         $   707,982        $   687,134       $   334,058                            $ 1,729,174
                           ===========        ===========       ===========                            ===========

There are no transactions between geographic areas.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q

                              September 30, 2000


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto. Certain statements made in this report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Trust to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions which will affect credit-worthiness of tenants, financing availability and cost, retailing trends and rental rates; risks of real estate development and acquisitions; governmental and environmental regulations; and competition with other real estate companies and technology. Portions of this discussion include certain forward-looking statements about the Trust's and management's intentions and expectations. Although these intentions and expectations are based upon reasonable assumptions, many factors, such as general economic conditions, local and national real estate conditions, increases in interest rates and operating costs, may cause actual results to differ materially from current expectations.

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

  Net cash provided by operating activities was $84.8 million in the first nine months of 2000 and $74.7 million in the first nine months of 1999, of which $57.6 million and $57.1 million, respectively, was distributed to shareholders. Contributions from retenanted and redeveloped properties, as more fully described below, were the primary sources of these increases.

  Net cash used in investing activities was $72.2 million during the first nine months of 2000 and $97.5 million during the first nine months of 1999. The Trust purchased real estate totaling $26.3 million in the first nine months of 2000 and 1999, requiring cash outlays of $21.0 million and $23.7 million, respectively. In addition, the Trust purchased 100,000 operating units in the partnership that owns the Magruders and Courthouse shopping centers in Maryland from a minority partner for $2.1 million in cash during the first nine months of 2000 and 64,952 operating units in the partnership that owns the Kings Court shopping center in California from a minority partner for $1.6 million in cash during the first nine months of 1999. During these two periods, the Trust expended an additional $98.5 million and $65.0 million, respectively, in capital improvements to its properties. The Trust invested $3.7 million during the first nine months of 2000 and $7.2 million during the first nine months of 1999 in mortgage notes receivable with an average weighted interest rate of 9.7% and 10%, respectively. One mortgage note receivable of $5.9 million, which earned interest at 10%, was paid off June 23, 2000. An additional mortgage note receivable of $305,000, which also earned interest at 10%, was paid off on October 13, 2000. Cash of $47.2 million was received in June 2000 from the sale of a property.

  On January 5, 2000, the Trust purchased the 75,000 square foot Greenlawn Plaza in Greenlawn, New York for $6.2 million, with plans to renovate and expand the center by 35,000 square feet. On February 16, 2000, control of a parcel of land for future development in Hillsboro, Oregon was acquired for $11.7 million. An additional $1.6 million will be owed if certain cash flow criteria are met during the first ten years of operations. On September 26, 2000, the Trust purchased an additional property on East Houston Street in San Antonio, Texas for $1.5 million. With this purchase, the Trust assumed a mortgage with an outstanding balance of $345,000.

  On January 1, 2000, the Trust issued 190,000 partnership units valued at $3.6 million in exchange for the minority partner's interest in Loehmann's Plaza.

  On April 6, 2000, the Trust converted a note receivable of $5.8 million to a 90% interest in a partnership owning a 30,000 square foot street retail property in Santa Monica, California valued at $6.3 million. The property is currently under construction. The Trust has contributed an additional $1.1 million towards the construction of the property as of September 30, 2000.

  On June 30, 2000, the Trust sold the 296,000 square foot Peninsula Shopping Center located in Palos Verdes, California for $48.6 million resulting in a gain of $3.7 million.

  Of the $98.5 million spent in the first nine months of 2000 on the Trust's existing real estate portfolio, approximately $53.1 million was invested in predevelopment and development projects in Bethesda, Maryland; San Jose, California; and Arlington, Virginia. The remaining $45.4 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the renovation of Greenlawn Plaza.

  Net cash provided by financing activities, before dividend payments, was $47.0 million in the first nine months of 2000 and $77.8 million in the first nine months of 1999. The Trust utilized the proceeds from the sale of Peninsula Shopping Center, two unsecured borrowings and its unsecured line of credit to fund acquisitions, capital expenditures and share repurchases in 2000.

  On February 29, 2000, the Trust obtained a construction loan for up to $24.5 million in connection with the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 1.2% to 1.5%, depending on occupancy levels, matures August 29, 2002 with two one-year extension options. At September 30, 2000, the outstanding balance on the loan was $12.7 million. The property secures the construction loan facility.

  In connection with the land for future development in Hillsboro, Oregon, the Trust issued a $3.4 million note which was due August 14, 2000. The note has been extended until June 30, 2001. The loan bears interest at LIBOR plus 1.25%. The property secures the loan facility. The Trust assumed a mortgage with the purchase of the new East Houston Street property in San Antonio, Texas. The mortgage, which matures in October 2008, bears interest at 7.5% and provides for monthly principal and interest payments.

  At September 30, 2000, there was $186.3 million borrowed under the syndicated credit facility. The maximum drawn during the first nine months of 2000 was $218.1 million. The weighted average interest rate on borrowings for the nine months ended September 30, 2000 was 7.0%. The facility requires fees and has various covenants, including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. In June 2000, the Trust modified certain covenants and extended its syndicated credit facility and its $125 million term loan for an additional year to December 19, 2003. Fees paid for this extension totaled $1.0 million.

  On October 23, 2000, the Trust obtained a $152 million mortgage loan which is secured by five shopping centers, thereby, mitigating its exposure to variable rate debt and providing funds for its development pipeline. The mortgage, which bears interest at 7.95%, matures November 1, 2015. The loan provides for interest only payments for the initial three years, then monthly principal and interest payments based on a twenty-seven year amortization schedule until the maturity date. The proceeds from the mortgage loan were used to pay down the Trust's revolving credit facility. The Trust paid a placement fee of $988,000 to obtain the mortgage loan.

  In July 2000, citing the Trust's pursuit of development and the resultant capital requirements, Standard and Poor's lowered the rating on the Trust's senior notes from BBB+ to BBB flat. Under the terms of the syndicated credit facility, this lowered rating results in an increase in the Trust's borrowing rate from LIBOR plus 65 basis points to LIBOR plus 80 basis points. The interest rate on the term loan increases from LIBOR plus 75 basis points to LIBOR plus 95 basis points.

  Capital requirements for the remainder of 2000 will depend on new development efforts, acquisition opportunities, the level of improvements and redevelopments on existing properties and the level of common shares that the Trust may repurchase. The Trust will fund these capital requirements with its syndicated credit facility.

  Longer term, the Trust will need additional capital in order to fund acquisitions, expansions and developments, particularly Santana Row. Sources of this funding may be additional debt, both secured and unsecured; additional equity; proceeds from the sale of properties; and joint venture relationships. The timing and choice of capital sources will depend on the cost and availability of that capital, among other things. The Trust believes, based on past experience, that access to the capital needed to execute its business plan will be available to it.

SANTANA ROW

  In the next several years, the Trust's single largest capital need is expected to come from the development of Santana Row, a multi-phase mixed-use project to be built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel properties, creating a community with the feel of an urban district. Phase 1 of the project, for which construction is just underway, includes, Santana Row, the "1,500 foot long main street" framed by nine buildings which will contain approximately 520,000 square feet of retail space, 497 residential units and a 200 room hotel, as well as the central utility plant. Phase 1 is expected to begin generating revenue in mid-2002 and be stabilized within the following year. The total cost of Phase 1, which includes the land and infrastructure for the later phases, is expected to be $475 million. As of September 30, 2000, the Trust has incurred $81 million including the purchase of the land. Site preparation has been completed and excavation was begun in early October 2000. The Trust is in discussions with several lenders to secure construction financing for Phase 1. Initial unlevered returns on Phase 1 of Santana Row are expected to modestly exceed the cost of construction financing currently estimated in the 8.75% range. There can be no assurance, however, that either the projected returns or the construction financing will be obtained.

  The Trust expects that the passage of time and the buildout of later phases will significantly enhance total returns on the project. Returns on later phases are expected to surpass the initial returns on Phase 1, since the land and infrastructure costs of the entire project are included in Phase 1. The ability to achieve these higher returns both on Phase 1 and on later phases, however, are dependent on many factors which cannot be assured and are not entirely within the Trust's control. These factors include among others, continued strong demand for retail and residential space at current or increasing prices, the ability to construct the later phases at reasonable prices, the availability of capital and the general economy, particularly Silicon Valley.

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

  Under the terms of certain other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or common shares of the Trust, at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

  Under the terms of other partnership agreements, the partners may redeem their 904,589 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust.

RESULTS OF OPERATIONS

  Net income and funds from operations have been affected by the Trust's recent redevelopment and financing activities. The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance. As of January 1, 2000, the National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. Prior to January 1, 2000, funds from operations also excluded significant nonrecurring events. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry. Nevertheless, funds from operations, as presented by the Trust, may not be comparable to funds from operations as presented by other real estate investment trusts.

  The reconciliation of net income to funds from operations is as follows:

                                                    Nine months ending             Three months ending
                                                       September 30,                   September 30,
                                                   2000             1999          2000               1999
                                                   ----             ----          ----               ----
Net income available for common                  $40,671           $28,592     $12,433            $12,198
 shareholders - basic
(Gain) loss on sale of                            (3,681)            7,050           -                  -
 real estate
Depreciation and amortization of                  35,852            33,849      12,229             11,232
 real estate assets
Amortization of initial direct                     2,597             2,235         897                775
 costs of leases
Income attributable to operating                   1,022               552         278                191
 partnership units
Funds from operations for common                 -------          --------     -------            -------
 shareholders                                    $76,461           $72,278     $25,837            $24,396
                                                 =======           =======     =======            =======
----------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999

Consolidated Results
--------------------

  Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 6.4% from $181.1 million in the first nine months of 1999 to $192.6 million in the first nine months of 2000. If properties acquired, sold and developed in 2000 and 1999 are excluded, rental income increased 7.7%, due primarily to the favorable impact of redeveloped and retenanted centers.

  Other property income includes items such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income.
Other property income remained constant for the first nine months of 2000 compared to 1999. On a same center basis, other property income decreased $398,000 for the first nine months of 2000 compared to 1999.

  Rental expenses increased 5.1% from $39.1 million in the first nine months of 1999 to $41.1 million in the first nine months of 2000. If rental expenses are adjusted for properties acquired, sold and developed in 2000 and 1999, rental expenses increased 6.0% from $36.1 million in 1999 to $38.2 million in 2000, primarily due to increased snow removal and utility costs in 2000. Rental expense as a percentage of property income remained constant in both periods at 21%.

  Real estate taxes increased 7.5% from $18.3 million in the first nine months of 1999 to $19.7 million in the first nine months of 2000. If real estate taxes are adjusted for properties acquired, sold and developed in 2000 and 1999, real estate taxes increased 7.4% due primarily to increased taxes on recently redeveloped properties.

  Depreciation and amortization expenses increased 5.7% from $37.3 million in the first nine months of 1999 to $39.4 million in the first nine months of 2000 reflecting the impact of recent tenant work and property improvements.

  During the first nine months of 2000, the Trust incurred interest expense of $58.5 million, of which $9.0 million was capitalized, as compared to 1999's $50.3 million, of which $4.8 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's share repurchase
and capital improvement programs.   The ratio of earnings to combined fixed
charges and preferred dividends was 1.43x and 1.54x for the first nine months of 2000 and 1999, respectively. The ratio of earnings to fixed charges was 1.6x and 1.7x during the first nine months of 2000 and 1999, respectively. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.0x for the first nine months of 2000 and 2.2x for the first nine months of 1999.

  Administrative expenses decreased from $10.9 million in the first nine months of 1999 to $9.0 million in the first nine months of 2000. During the third quarter of 1999 the Trust recorded a $2.5 million charge related to a terminated merger transaction. The decrease in these costs was offset by increased personnel costs. The tight labor market in the Trust's operating regions resulted in higher compensation costs both to existing and new employees.

  On June 30, 2000, the Trust sold the 296,000 square foot Peninsula Shopping Center located in Palos Verdes, California for $48.6 million resulting in a gain of $3.7 million. During the second quarter of 1999, the Trust recorded a $7.1 million charge, representing the estimated loss on a potential sale of certain assets, principally Northeast Plaza in Atlanta, Georgia, thereby valuing the assets at their estimated fair value less estimated costs to sell. On October 18, 1999, the Trust sold Northeast Plaza for $19.6 million, realizing a loss of $6.3 million.

  As a result of the foregoing items, net income before gain (loss) on the sale of real estate increased from $41.6 million in the first nine months of 1999 to $43.0 million in the first nine months of 2000, while net income increased from $34.6 million during the first nine months of 1999 to $46.6 million during the first nine months of 2000 and net income available for common shareholders increased from $28.6 million to $40.7 million.

  The Trust expects growth in net income and funds from operations during the fourth quarter of 2000 to be consistent with that of the first three quarters. The growth in the remainder of 2000 will continue to be primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal and trends in the retailing environment, such as the evolution of the Internet and demand for retail space. The Trust currently expects that demand for its retail space should remain at its current levels. A weakening of the retail environment could, however, adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space. Growth in net income and funds from operations in 2001 is expected to be slower than in 2000, due in part, to higher interest rates and higher administrative costs, which offset the positive impact of the Bethesda and Pentagon new developments.

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

  Historical operating results for the three regions are as follows (in thousands):

                                             For the nine months ended
                                                    September 30,
                                           2000                     1999
--------------------------------------------------------------------------

Rental income
     Northeast                           $ 83,991                 $ 75,596
     Mid-Atlantic                          83,956                   82,710
     West                                  24,637                   22,772
                                         --------                 --------

                    Total                $192,584                 $181,078
                                         ========                 ========

Net operating income
     Northeast                           $ 59,275                 $ 55,260
     Mid-Atlantic                          62,209                   60,525
     West                                  18,471                   16,071
                                         --------                 --------

                    Total                $139,955                 $131,856
                                         ========                 ========

The Northeast
--------------

  The Northeast region is comprised of fifty-four assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.


  When comparing the first nine months of 2000 with 1999, rental income increased 11.1% from $75.6 million in 1999 to $84.0 million in 2000. Excluding properties acquired since January 1, 1999, on a same center basis, rental income increased 10.5%, primarily due to increases at recently redeveloped and retenanted shopping centers, such as Bala Cynwyd, Lawrence Park, Gratiot, Langhorne Square and Wynnewood.

  Net operating income increased 7.3% from $55.3 million in 1999 to $59.3 million in 2000. Excluding properties acquired since January 1, 1999, net operating income increased 6.8%, primarily due to increases at the recently redeveloped and retenanted shopping centers.

The Mid-Atlantic
----------------

  The Mid-Atlantic region is comprised of thirty assets, located from Baltimore south to metropolitan Washington, D.C. and further south through Virginia, North Carolina and Florida.

  When comparing the first nine months of 2000 with 1999, rental income increased 1.5% from $82.7 million in 1999 to $84.0 million in 2000. On a same center basis, excluding Northeast Plaza in Atlanta, Georgia which was sold in 1999 and the recently developed Phase 3 of the Bethesda Row project in Bethesda, Maryland, rental income increased 3.3%, due in part to new anchor leases at several centers.

  When comparing the first nine months of 2000 with 1999, net operating income increased 2.8% from $60.5 million in 1999 to $62.2 million in 2000. On the same center basis as above net operating income increased 4.5%, due primarily to the new anchor leases and lease termination fees.

The West
--------

  The Western region is comprised of thirty-eight assets, located from Texas to the West Coast.

  When comparing the first nine months of 2000 with 1999, rental income increased 8.2% from $22.8 million in 1999 to $24.6 million in 2000. Excluding newly developed properties, Santana Row, which is currently under development, and properties acquired and sold since January 1, 1999, rental income increased 18.5%, due primarily to recently redeveloped and retenanted properties in the Los Angeles and San Francisco, California areas.

  When comparing the first nine months of 2000 with 1999, net operating income increased 14.9% from $16.1 million in 1999 to $18.5 million in 2000. Excluding newly developed properties, Santana Row, which is currently under development, and properties acquired and sold since January 1, 1999, net operating income increased 31.7%, due to increases from the recently redeveloped and retenanted properties as mentioned above.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 and 1999

Consolidated Results
--------------------

  Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 3.4% from $62.0 million in the third quarter of 1999 to $64.1 million in the third quarter of 2000. If properties acquired, sold and developed in 2000 and 1999 are excluded, rental income increased 7.3%, due primarily to the favorable impact of redeveloped and retenanted centers.

  Other property income includes items such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income.
Other property income decreased 19.9% from $3.3 million in the third quarter of 1999 to $2.7 million in the third quarter of 2000 due primarily to a decrease in lease termination fees.

  Rental expenses remained constant at $13.0 million in the third quarter of 1999 and 2000. If rental expenses are adjusted for properties acquired, sold and developed in 2000 and 1999, rental expenses increased 4.2% from $11.8 million in 1999 to $12.3 million in 2000. Rental expense as a percentage of property income remained constant in both periods at 20%.

  Real estate taxes increased 4.1% from $6.5 million in the third quarter of 1999 to $6.7 million in the third quarter of 2000. If real estate taxes are adjusted for properties acquired, sold and developed in 2000 and 1999, real estate taxes increased 4.5% due primarily to increased taxes on recently redeveloped properties.

  Depreciation and amortization expenses increased 8.6% from $12.4 million in the third quarter of 1999 to $13.4 million in the third quarter of 2000 reflecting the impact of recent tenant work and property improvements.

  During the third quarter of 2000, the Trust incurred interest expense of $19.8 million, of which $3.8 million was capitalized, as compared to 1999's $17.0 million, of which $2.0 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's share repurchase and capital improvement programs.

  Administrative expenses decreased from $5.5 million in the third quarter of 1999 to $3.2 million in the third quarter of 2000. During the third quarter of 1999, the Trust recorded a $2.5 million charge related to a terminated merger transaction. The decrease in these costs was offset by increased personnel costs. The tight labor market in the Trust's operating regions resulted in higher compensation costs both to existing and new employees.

  As a result of the foregoing items, net income increased from

$14.2 million during the third quarter of 1999 to $14.4 million during the third quarter of 2000 and net income available for common shareholders increased from $12.2 million to $12.4 million.


Segment Results
---------------

  The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

  Historical operating results for the three regions are as follows (in thousands):


                                                For the three months ended
                                                        September 30,
                                               2000                     1999
------------------------------------------------------------------------------

Rental income
     Northeast                                $28,937                  $25,686
     Mid-Atlantic                              28,146                   28,197
     West                                       7,018                    8,088
                                              -------                  -------

                     Total                    $64,101                  $61,971
                                              =======                  =======

Net operating income
     Northeast                                $21,022                  $19,490
     Mid-Atlantic                              20,771                   20,681
     West                                       5,235                    5,722
                                              -------                  -------

                     Total                    $47,028                  $45,893
                                              =======                  =======

The Northeast
--------------

  The Northeast region is comprised of fifty-four assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

  When comparing the third quarter of 2000 with 1999, rental income increased 12.7% from $25.7 million in 1999 to $28.9 million in 2000. Excluding properties acquired since January 1, 1999, on a same center basis, rental income increased 11.6%, primarily due to increases at recently redeveloped and retenanted shopping centers, such as Bala Cynwyd, Lawrence Park, Gratiot, Langhorne Square and Wynnewood.

  Net operating income increased 7.9% from $19.5 million in 1999 to $21.0 million in 2000. Excluding properties acquired since January 1, 1999, net operating income increased 6.8%, primarily due to increases at the recently redeveloped and retenanted shopping centers.

The Mid-Atlantic
----------------

  The Mid-Atlantic region is comprised of thirty assets, located from Baltimore south to metropolitan Washington, D.C. and further south through Virginia, North Carolina and Florida.

  When comparing the third quarter of 2000 with 1999, rental income remained constant at $28.2 million. On a same center basis, excluding Northeast Plaza in Atlanta, Georgia which was sold in 1999 and the recently developed Phase 3 of the Bethesda Row project in Bethesda, Maryland, rental income increased 1.6%, due in part to new anchor leases at several centers offset by vacancies at centers being renovated.

  When comparing the third quarter of 2000 with 1999, net operating income remained constant at $20.7 million. On a same center basis as above, net operating income increased 2.4%, due primarily to the new anchor leases offset by vacancies at centers being renovated.

The West
--------

  The Western region is comprised of thirty-eight assets, located from Texas to the West Coast.

  When comparing the third quarter of 2000 with 1999, rental income decreased 13.2% from $8.1 million in 1999 to $7.0 million in 2000. Excluding newly developed properties, Santana Row, which is currently under development, and properties acquired and sold since January 1, 1999, rental income increased 16.0% due primarily to recently redeveloped and retenanted properties in the Los Angeles and San Francisco, California areas.

  When comparing the third quarter of 2000 with 1999, net operating income decreased 8.5% from $5.7 million in 1999 to $5.2 million in 2000. Excluding newly developed properties, Santana Row, which is currently under development, and properties acquired and sold since January 1, 1999, net operating income increased 24.4%, due to increases from the recently redeveloped and retenanted properties as mentioned above.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

    (27) Financial Data Schedules                            Edgar filing only

(B) Reports on Form 8-K

     A Form 8-K, dated June 30, 2000, was filed on July 26, 2000 in response to
Item 5.




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FEDERAL REALTY INVESTMENT TRUST
                              -------------------------------
                              (Registrant)



November 3, 2000              Steven J. Guttman
                              -----------------
                              Steven J. Guttman, President
                              (Chief Executive Officer)


November 3, 2000              Cecily A. Ward
                              --------------
                              Cecily A.Ward,Chief Financial Officer
                              (Principal Accounting Officer)