Form 10-K405
period 2000-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2001-03-15
CIK 34903

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                   FORM 10-K

       For Fiscal Year Ended: December 31, 2000 Commission File No. 1-07533
       --------------------------------------------------------------------

                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                        Maryland                      52-0782497
            ---------------------------------------------------------
            (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        identification No.)

            1626 East Jefferson Street, Rockville, Maryland 20852
            -----------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___.
                                              ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   At March 9, 2001, the aggregate market value of Common Shares of Beneficial Interest of Federal Realty Investment Trust held by nonaffiliates was $793.5 million based upon the closing price of such Shares on the New York Stock Exchange.

   Indicate the number of shares outstanding of each of the issuers' classes of common stock.

Class                                  Outstanding at March 9, 2001
-----                                  ----------------------------
Common Shares of Beneficial Interest              39,573,814

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

PART III
--------

     Portions of the Trust's Proxy Statement in connection with its Annual Meeting to be held on May 2, 2001 (hereinafter called "2001 Proxy Statement") are incorporated herein by reference.

PART I & II
-----------

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
                -----------------------------------------------

     The Trust and its representatives may from time to time make written or oral statements that are "forward-looking", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievement's of the Trust to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among others,

   . changes in our business strategy;
   . general economic and business conditions which will affect the credit worthiness of tenants;
   . financing availability and cost;
   . retailing trends and rental rates;
   . risks of real estate development and acquisitions, including the risk that potential acquisitions or development projects may not perform in accordance with expectations;
   . our ability to satisfy the complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules;
   . government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof; and
   . competition with other real estate companies and technology.

  We identify forward-looking statements by using words or phrases such as "anticipate", "believe", "estimate", "expect", "intend", "may be", objective", "plan", "predict", "project", and "will be" and similar words or phrases, or the negatives thereof or other similar variations thereof or comparable terminology. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

  Item 1.  Business
  -------  --------

     Federal Realty Investment Trust (the "Trust") is engaged in the ownership, management, development and redevelopment of prime retail and mixed-use properties. Founded in 1962, the Trust is a self-administered equity real estate investment trust. The Trust, which had been founded as a District of Columbia business trust, re-organized as a Maryland real estate investment trust in May, 1999 by amending and restating its declaration of trust and bylaws. The Trust consolidates the financial statements of various entities which it controls. At December 31, 2000 the Trust owned 123 retail or mixed-use properties and one apartment complex.

     The Trust operates in a manner intended to enable it to qualify as a real estate investment trust (REIT) for federal income tax purposes. A REIT which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, no provision for Federal income taxes is required. Beginning in 2001, the distribution requirement for a REIT was lowered from 95% to 90% of its taxable income.

     An important part of the Trust's strategy has been to acquire older, well-located properties in prime, densely populated and affluent areas and to enhance their operating performance through a program of renovation, expansion, reconfiguration and retenanting. The Trust's traditional focus has been on community and neighborhood shopping centers that are anchored by supermarkets, drug stores or high volume, value oriented retailers that provide consumer necessities. Late in 1994, recognizing a trend of consumer shopping preferences and retailer expansion to main streets, the Trust expanded its investment strategy to include shopping centers and retail and mixed-use buildings in prime established main street shopping areas. In addition, since 1997 the Trust has obtained control of various land parcels for the purpose of developing urban mixed-use projects that center around the retail component. The Trust believes that these mixed-use developments are an important source of future growth.

     The Trust's diversification from being solely a company focused on acquiring and renovating grocery anchored shopping centers to also being a developer of mixed-use urban properties involves substantial risks, many of which are not entirely within the Trust's control. These factors include among others, the ability to obtain financing, interest rates, the ability to construct at reasonable prices, the demand for retail, residential and office space in the Trust's markets, zoning laws, government regulations and the overall economy. The Trust believes that the geographically desirable locations of these mixed-use urban properties will make these successful projects and positive contributors to the underlying net asset value of the Trust.

     The Trust continually evaluates its properties for renovation, retenanting and expansion opportunities. Similarly, the Trust regularly reviews its portfolio and from time to time considers selling properties that no longer fit the Trust's investment criteria and therefore should be monetized or exchanged into other real estate assets. Proceeds from the sale of such properties may be used either to acquire other properties, fund the Trust's current development pipeline or, in 2000 and 1999, to repurchase the Trust's common shares.

     The Trust's portfolio of properties has grown from 71 as of January 1, 1996 to 124 at December 31, 2000. During this five year period the Trust acquired 59 retail properties for approximately $554 million. During this same period six shopping centers were sold. Also during this period the Trust spent over $424 million to develop, renovate, expand, improve and retenant its properties.

     At December 31, 2000 the Trust has invested $162 million in development in progress of three projects. During 2001 and 2002, the Trust estimates that it will spend $258 million and $161 million, respectively, to complete these three projects, which are located in Bethesda, Maryland, Arlington, Virginia and San Jose, California. Additional projects, which are in various stages of predevelopment, may also begin construction in 2001 and 2002.

     Although the Trust usually purchases a 100% fee interest in its acquisitions, on occasion, it has entered into leases as a means of acquiring control of properties. In addition, the Trust has purchased certain properties in partnership with others. Certain of the partnerships, known as "downreit partnerships", are a means of allowing property owners to make a tax deferred contribution of their property in exchange for partnership units, which receive the same distributions as Trust common shares and may be convertible into common shares of the Trust. The majority of acquisitions are funded with cash, but, on occasion, debt financing is used. Since a significant portion of cash provided by operating activities is distributed to common and preferred shareholders, capital outlays for acquisitions, developments and redevelopments typically require debt or equity funding.

     The Trust's 124 properties are located in fifteen states and the District of Columbia. Twenty-six of the properties are located in the Washington, D.C. metropolitan area; twenty-four are in California; fourteen are in Connecticut; eleven are in Texas; ten are in Pennsylvania, primarily in the Philadelphia area; ten are in New Jersey; eight are in New York; seven are in Illinois; four are in Massachusetts; three are in central Virginia; two are in Florida; two are in Arizona; and there is one in each of the following states: Michigan, North Carolina and Oregon. No single property accounts for over 10% of the Trust's revenues.

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

     The Trust has approximately 2,100 tenants, ranging from sole proprietors to major national retailers; no one tenant or corporate group of tenants accounts for more than 2.1% of revenue. The Trust's leases with these tenants are classified as operating leases and typically are structured to include minimum rents, percentage rents based on tenants' gross sales volumes and reimbursement of certain operating expenses and real estate taxes.

     The Trust continues to seek older, well-located shopping centers and street retail projects to acquire, renovate, retenant and remerchandise, thereby enhancing their revenue potential. The Trust also continues to identify and secure additional sites for new development of urban mixed-use properties. During each of the years ended December 31, 2000, 1999 and 1998, retail or mixed-use properties have contributed 96% of the Trust's total revenue.

     The success of the Trust is subject to various risks, including risks associated with changing economic conditions that affect the real estate industry as a whole. Such risks include the following:

   . competition from other retail properties and developers;
   . excessive building of comparable properties or increased unemployment in the areas in which its properties are located which may adversely affect occupancy levels or rental rates;
   . increases in operating costs due to inflation and other factors, which increases may not necessarily be offset by increased rents;
   . inability or unwillingness of tenants to pay rent increases;
   . changes in general economic conditions or consumer preferences that affect its tenants or that result in the merger, closing or relocation of its tenants;
   . limitation by local rental markets of the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;
   . future enactment of laws regulating public places, including present and possible future laws relating to access by disabled persons;
   . risks relating to leverage, including the ability to finance its development pipeline and to refinance its indebtedness, and the risk of higher interest rates;
   . unsuccessful development activities which could reduce cash flow;
   . the risk of uninsured losses; and
   . the risk of not meeting the requirements under the REIT provisions of the Internal Revenue Code.

     Investments in real property create a potential for environmental liability on the part of the current and previous owners of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any property, the owner or operator of the property may be held liable for costs and liabilities relating to such hazardous substances. The Trust has environmental insurance on most of its properties. Subject to certain exclusions and deductibles, the insurance provides coverage for unidentified, pre-existing conditions and for future contamination caused by tenants and third parties. The Trust's current policy is to require an environmental study on each property it seeks to acquire. On recent acquisitions, any substances identified prior to closing which are required, by applicable laws, to be remediated have been or are in the process of investigation and remediation. Costs related to the abatement of asbestos which increase the value of Trust properties are capitalized. Other costs are expensed. In 2000 and 1999 approximately $1,453,000 and $952,000, respectively, was spent on environmental matters, of which $464,000 and $654,000, respectively, was capitalized abatement costs. The Trust has budgeted approximately $800,000 in 2001 for environmental matters, a majority of which is projected for asbestos abatement.

Current Developments
--------------------

     In 2000 improvements to properties totaled $153.1 million, including $82.1 million on development projects in Bethesda, Maryland; San Jose, California; and Arlington, Virginia. Construction of Woodmont East in Bethesda, Maryland neared completion with the first tenant opening in December 2000 and subsequent openings scheduled in 2001. In November 2000 construction began on the $475 million Phase 1 of Santana Row, a multi-phased mixed-use project to be built on 42 acres in San Jose, California. Santana Row Phase 1 is expected to begin generating revenues in mid-2002 and be stabilized during 2003. Construction also began on the $74 million Pentagon Row project in Arlington, Virginia with a phased-in completion expected throughout 2001.

     Real estate acquisitions totaling $26.8 million were made in 2000. Such acquisitions consisted of two parcels of land held for future development in Hillsboro, Oregon and Bethesda, Maryland along with three small retail properties. Additionally, in connection with the purchase of the limited partnership interest in Loehmann's Plaza the Trust expended $3.0 million.

     The Trust invested $5.7 million in mortgage notes receivable with an average weighted interest rate of 10.0%, with $6.2 million of notes being repaid. Peninsula Shopping Center in Palos Verdes, California was sold in June 2000 for $48.6 million, resulting in a gain of $3.7 million.

     In December 1999, the Trustees authorized a share repurchase program for calendar year 2000 of up to an aggregate of 4 million of the Trust's common shares. A total of 1,325,900 shares were repurchased, at a cost of $25.2 million. The Trust does not expect to repurchase shares in 2001.

       The Trust utilized its syndicated credit facility to fund these acquisitions, capital expenditures and share repurchases. Repayments on the syndicated credit facility were made from the proceeds of the sale of Peninsula Shopping Center as well as the placement, on October 23, 2000, of a $152 million mortgage loan, which is secured by five shopping centers.

       In June 2000, the Trust modified certain covenants and extended its syndicated credit facility and its $125 million term loan for an additional year to December 19, 2003. Fees paid for this extension totaled $1.0 million.

       At December 31, 2000 the Trust had 230 full-time employees.

Executive Officers of the Trust
-------------------------------

       The Executive Officers at December 31, 2000 were:

       Name                  Age          Position with Trust
       ----                  ---          -------------------
Steven J. Guttman             54          Chairman of the Board and Chief
                                          Executive Officer, effective
                                          February 14, 2001. Previously,
                                          President and Chief Executive
                                          Officer

Nancy J. Herman               37          Senior Vice President, General
                                          Counsel and Secretary

Ron D. Kaplan                 37          Senior Vice President-Capital
                                          Markets, Chief Investment Officer

Cecily A. Ward                54          Vice President-Chief Financial
                                          Officer and Treasurer

Donald C. Wood                40          President and Chief Operating
                                          Officer, effective February 14,
                                          2001. Previously, Senior Vice
                                          President - Chief Operating
                                          Officer

Steven J. Guttman has been the Trust's President and Chief Executive Officer since April 1980. On February 14, 2001 Mr. Guttman was appointed Chairman of the Board and Chief Executive Officer. Mr. Guttman has been associated with the Trust since 1972, became Chief Operating Officer in 1975 and became a Managing Trustee in 1979.

Nancy J. Herman became the Trust's Vice President, General Counsel and Secretary on December 21, 1998 and was appointed Senior Vice President on July 1, 2000. In this position, Ms. Herman has overall responsibility for the Trust's legal affairs and human resources. Ms. Herman joined the Trust in 1990 as a staff attorney. Prior to joining the Trust in 1990, Ms. Herman practiced real estate law at Hogan & Hartson L.L.P.

Ron D. Kaplan joined the Trust in November 1992 as Senior Vice President-Capital Markets. Mr. Kaplan was formerly a Vice President of Salomon Brothers Inc where he was responsible for capital raising and financial advisory services for public and private real estate companies. While at Salomon Brothers which he joined in 1985, he participated in two of the Trust's debt offerings.

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

Donald C. Wood was appointed President and Chief Operating Officer on February 14, 2001. Since December 16, 1999 Mr. Wood served as Senior Vice President - Chief Operating Officer and Chief Financial Officer. Mr. Wood joined the Trust in May 1998 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Trust, Mr. Wood was Senior Vice President and Chief Financial Officer for Caesars World, Inc., a wholly-owned subsidiary of ITT Corporation, where he was responsible for all aspects of finance throughout the company including strategic planning, process re-engineering, capital allocation and financial analysis. Prior to joining ITT in 1990, Mr. Wood was employed at Arthur Andersen LLP from 1982 where he served in numerous positions including audit manager.

Item 2. Properties

Retail Properties
  The following table sets forth information concerning each retail property in which the Trust owns an equity interest or has a leasehold interest as of December 31, 2000. Except as otherwise noted, retail properties are 100% owned in fee by the Trust.

                                         Year      Year                   Number of             Occupancy (1)         Principal
                                       Completed Acquired Square Feet (2)  Tenants  Acres (3) Overall / Economic       Tenants
                                       --------- -------- --------------- --------- --------- ------------------      ---------
NORTHEAST

Allwood                                  1958      1988        52,000          8        5        100% / 100%      Grand Union
  Clifton, NJ 07013   (4)                                                                                         Mandee Shop

Andorra                                  1953      1988       259,000         39       23         92% /  92%      Acme Markets
  Philadelphia, PA 19128   (5)                                                                                    Andorra Theater
                                                                                                                  Kohl's

Bala Cynwyd                              1955      1993       279,000         22       22        100% / 100%      Acme Markets
  Bala Cynwyd, PA 19004                                                                                           Lord & Taylor

Blue Star                                1959      1988       403,000         35       55         95% /  95%      Kohl's
  Watchung, NJ 07060  (4)                                                                                         Michael's
                                                                                                                  Shop Rite
                                                                                                                  Toys R Us

Brick Plaza                              1958      1989       409,000         36       42        100% / 100%      A&P Supermarket
  Brick Township, NJ 08723  (4)                                                                                   Barnes & Noble
                                                                                                                  Sony Theatres
                                                                                                                  Sports Authority

Bristol                                  1959      1995       296,000         34       22         94% /  94%      Bradlees
   Bristol, CT 06010                                                                                              Super Stop & Shop
                                                                                                                  TJ Maxx

Brunswick                                1957      1988       285,000         20       22         77% /  75%      A&P Supermarket
  North Brunswick, NJ 08902   (4)  (11)                                                                           Ames

Clifton                                  1959      1988        80,000         13        8         93% /  93%      Acme Markets
  Clifton, NJ 07013   (4)                                                                                         Drug Fair
                                                                                                                  Dollar Express

Crossroads                               1959      1993       173,000         23       15         90% /  90%      Comp USA
  Highland Park, IL 60035                                                                                         Golfsmith

Dedham                                   1959      1993       250,000         30       18         85% /  84%      Ames
  Dedham, MA 02026                                                                                                Pier One Imports

Ellisburg Circle                         1959      1992       258,000         33       27         94% /  89%      Bed, Bath & Beyond
  Cherry Hill, NJ 08034                                                                                           Shop Rite

Feasterville                             1958      1980       116,000          9       12         89% /  89%      Genuardi Markets
  Feasterville, PA 19047                                                                                          Office Max

                                 Year       Year                     Number of               Occupancy (1)         Principal
                               Completed  Acquired  Square Feet (2)   Tenants   Acres (3)  Overall / Economic       Tenants
                               ---------  --------  ---------------  ---------  ---------  ------------------  --------------------
Finley Square                    1974       1995        313,000          18        21          83% /  83%      Bed, Bath & Beyond
  Downers Grove, IL 60515                                                                                      Service Merchandise
                                                                                                               Sports Authority

Flourtown                        1957       1980        191,000          20        15         100% / 100%      K Mart
  Flourtown, PA 19031                                                                                          Genuardi Markets

Fresh Meadows                    1949       1997        410,000          72        25          97% /  97%      Cineplex Odeon
  Queens, NY 11365                                                                                             Filene's
                                                                                                               K Mart

Garden Market                    1958       1994        134,000          18        12          84% /  84%      Dominick's
  Western Springs, IL 60558


Gratiot Plaza                    1964       1973        218,000          10        20         100% / 100%      Bed, Bath and Beyond
  Roseville, MI 48066                                                                                          Best Buy
                                                                                                               Farmer Jack

Greenlawn Plaza                  1975       2000         92,000          14        13          78% /  78%      Waldbaum's
  Greenlawn, NY 11740

Hamilton                         1961       1988        190,000          14        18         100% / 100%      Shop Rite
  Hamilton, NJ 08690  (4)                                                                                      Steven's Furniture
                                                                                                               A.C. Moore

Hauppauge                        1963       1998        131,000          20        15         100% /  99%      Shop Rite
  Hauppauge, NY 11788                                                                                          Office Max
                                                                                                               Dress Barn

Huntington                       1962       1988        279,000          14        21         100% / 100%      Barnes & Noble
  Huntington, NY 11746  (4)                                                                                    Bed, Bath and Beyond
                                                                                                               Buy Buy Baby
                                                                                                               Michael's
                                                                                                               Toys R Us

Lancaster                        1958       1980        107,000          14        11          91% /  91%      A.C. Moore
  Lancaster, PA 17601  (4)                                                                                     Giant Food

Langhorne Square                 1966       1985        210,000          29        21         100% / 100%      Drug Emporium
  Levittown, PA 19056                                                                                          Marshalls
                                                                                                               Redner's Market

Lawrence Park                    1972       1980        326,000          40        28          98% /  98%      Acme Markets
  Broomall, PA 19008                                                                                           TJ Maxx
                                                                                                               Today's Man
                                                                                                               CHI

                                      Year        Year                     Number of               Occupancy (1)      Principal
                                    Completed   Acquired  Square Feet (2)   Tenants   Acres (3)  Overall / Economic    Tenants
                                    ---------   --------  ---------------  ---------  ---------  ------------------   ---------
Northeast                             1959        1983        297,000         36         19          94% /  94%     Burlington
                                                                                                                    Coat Factory
  Philadelphia, PA 19114                                                                                            Marshalls
                                                                                                                    Tower Records

North Lake Commons                    1989        1994        129,000         20         14          97% /  97%     Dominick's
  Lake Zurich, IL 60047


Queen Anne Plaza                      1967        1994        149,000         11         18         100% / 100%     TJ Maxx
  Norwell, MA 02061                                                                                                 Victory Markets

Rutgers                               1973        1988        216,000         18         27          99% /  99%     Edwards Super
                                                                                                                    Food
  Franklin, N.J. 08873 (4)                                                                                          K Mart

Saugus Plaza                          1976        1996        171,000          7         19         100% / 100%     K Mart
  Saugus, MA 01906                                                                                                  Super Stop &
                                                                                                                    Shop

Troy                                  1966        1980        202,000         21         19         100% / 100%     Comp USA
  Parsippany-Troy, NJ 07054                                                                                         Pathmark
                                                                                                                    Toys R Us

Willow Grove                          1953        1984        215,000         25         14          98% /  98%     Barnes and
                                                                                                                    Noble
  Willow Grove, PA 19090                                                                                            Marshalls
                                                                                                                    Toys R Us

Wynnewood                             1948        1996        257,000         26         16          90% /  90%     Bed, Bath and
                                                                                                                    Beyond
  Wynnewood, PA 19096                                                                                               Borders Books
                                                                                                                    Genuardi's

Retail buildings

  Thirteen buildings in CT        1900 - 1991  1994 -1996     233,000         81          -          97% /  97%     Eddie Bauer
                                                                                                                    Pottery Barn
                                                                                                                    Sak Fifth Avenue

  Three buildings in IL           1920 - 1927  1995 - 1997     24,000          4          -         100% / 100%     Foodstuffs
                                                                                                                    Kate Spade
                                                                                                                    The Gap

  One building in MA                  1930        1995         13,000          8          -         100% / 100%

  Four buildings in NY (12) (21)  1937 - 1987     1997         91,000         17          -          88% /  88%     Midway Theatre
                                                                                                                    Duane Reade

  One building in NJ                  1940        1995         11,000          2          -         100% / 100%     Legg Mason

                                   Year        Year                    Number of                Occupancy (1)         Principal
                                 Completed   Acquired  Square Feet (2) Tenants    Acres (3)   Overall / Economic       Tenants
                                 ---------   --------  --------------  --------   --------    -------------------     ---------
MID ATLANTIC
Barracks Road                      1958        1985       484,000        82           39          99%  /  98%       Bed, Bath &
                                                                                                                    Beyond
  Charlottesville, VA 22905                                                                                         Harris Teeter
                                                                                                                    Kroger

Bethesda Row                   1945 - 1991  1993 - 1998   331,000         83           8         100%  / 100%       Barnes and
                                                                                                                    Noble
  Bethesda, MD 20814  (8)                                                                                           Giant Food

Congressional Plaza                1965        1965       340,000        48           22         100%  / 100%       Buy Buy Baby
  Rockville, MD 20852  (6)                                                                                          Fresh Fields
                                                                                                                    Tower
                                                                                                                    Records
Courthouse Center                  1970        1997        38,000        11            2          72%  /  68%       Rockville
  Rockville, MD 20852  (7)                                                                                          Interiors

Eastgate                           1963        1986       159,000        31           17          98%  /  98%       Food Lion
  Chapel Hill, NC  27514                                                                                            Southern
                                                                                                                    Season

Falls Plaza                        1962        1967        74,000        10            6         100%  / 100%       Giant Food
  Falls Church, VA  22046

Falls Plaza - East                 1960        1972        71,000        19            5         100%  / 100%       CVS
  Falls Church, VA  22046                                                                                           Pharmacy
                                                                                                                    Staples

Federal Plaza                      1970        1989       242,000        39           18         100%  /  99%       Comp USA
  Rockville, MD 20852                                                                                               Ross  Dress
                                                                                                                    For Less
                                                                                                                    TJ Maxx

Gaithersburg Square                1966        1993       208,000        36           17          94%  /  94%       Bed, Bath &
                                                                                                                    Beyond
  Gaithersburg, MD  20878                                                                                           Borders
                                                                                                                    Books and
                                                                                                                    Music
Governor Plaza                     1963        1985       252,000        23           26          99%  /  99%       Office
                                                                                                                    Depot
  Glen Burnie, MD 21961  (5)                                                                                        Syms

Idylwood Plaza                     1991        1994        73,000        17            6         100%  / 100%       Fresh
                                                                                                                    Fields
  Falls Church, VA 22030

Laurel Centre                      1956        1986       386,000        53           26          94%  / 92%        Giant Food
  Laurel, MD  20707                                                                                                 Marshalls
                                                                                                                    Toys R Us

Leesburg Plaza                     1967        1998       247,000        26           24          99%  / 99%        Giant Food
  Leesburg, VA 20176  (7)                                                                                           K Mart
                                                                                                                    Peebles

Loehmann's Plaza                   1971        1983       242,000        55           18          99%  / 99%        Linens N
                                                                                                                    Things
  Fairfax, VA 22042  (7)                                                                                            Loehmann's
                                                                                                                    Dress Shop

                                  Year      Year                    Number of             Occupancy (1)       Principal
                               Completed  Acquired  Square Feet (2)  Tenants  Acres (3) Overall / Economic     Tenants
                               ---------  --------  --------------- --------- --------- ------------------    ---------
Magruder's Center                 1955      1997        109,000        23         5       100%  / 100%      Magruder's
  Rockville, MD  20852  (7)                                                                                 Tuesday Morning

Mid-Pike Plaza                    1963      1982        312,000        21        20        91%  / 91%       Bally Total Fitness
  Rockville, MD 20852   (4)                                                                                 Frugel Fannies
                                                                                                            Toys R Us

Old Keene Mill                    1968      1976         92,000        21        11       100%  / 100%      Fresh Fields
  Springfield, VA  22152

Pan Am                            1979      1993        218,000        29        25        89%  / 89%       Michaels
  Fairfax, VA  22031                                                                                        Micro Center
                                                                                                            Safeway

Park & Shop                       1930      1995         50,000        12         1       100%  / 100%      Petco
  Washington, DC  20036                                                                                     Pizzeria Uno

Perring Plaza                     1963      1985        412,000        16        27        99%  / 99%       Burlington Coat Factory
  Baltimore, MD 21134   (5)                                                                                 Home Depot
                                                                                                            Metro Foods

Pike 7 Plaza                      1968      1997        164,000        26        13       100%  / 100%      Staples
  Vienna, VA  22180                                                                                         TJ Maxx

Quince Orchard                    1975      1993        237,000        33        16       100%  / 100%      Circuit City
  Gaithersburg, MD 20877  (9)                                                                               Dyncorp
                                                                                                            Staples

Shirlington                       1940      1995        203,000        42        16        93%  / 93%       Carlyle Grand Cafe
  Arlington, VA 22206                                                                                       Cineplex Odeon

Tower Shopping Center             1960      1998        109,000        29        12        85%  / 85%       Virginia Fine Wine
  Springfield, VA  22150                                                                                    Talbot's Outlet

Tysons Station                    1954      1978         50,000        16         4       100%  / 96%       Trader Joe's
  Falls Church, VA  22043

Wildwood                          1958      1969         85,000        33        13        94%  / 94%       CVS Pharmacy
  Bethesda, MD  20814                                                                                       Sutton Place Gourmet

Williamsburg                      1961      1986        251,000        30        21        97%  / 97%       Food Lion
  Williamsburg, VA  23187                                                                                   Peebles
                                                                                                            Rose's

The Shops at Willow Lawn          1957      1983        448,000        93        37        89%  / 89%       Dillards
  Richmond, VA 23230                                                                                        Hannaford Brothers
                                                                                                            Old Navy
                                                                                                            Virginia Department of
                                                                                                            Health


                                       Year          Year                     Number of             Occupancy (1)     Principal
                                     Completed     Acquired   Square Feet (2)  Tenants  Acres (3) Overall / Economic   Tenants
                                     ---------     --------   --------------- --------- --------- ------------------  ---------

Development
                                                                                                       n/a / n/a
  Woodmont East                         n/a          1997           n/a       n/a        1
   Bethesda, MD 20814 (14)
                                                                                                       n/a / n/a
  Pentagon Row                          n/a          1999           n/a       n/a       18
   Arlington, VA 22202  (9)  (14)

  Land in Bethesda, MD 20814                      1997 - 2000                            1

Retail buildings
                                                                                                       80% / 80%     Express
  Two buildings in FL                   1920         1996         28,000       8         -


WEST COAST

Escondido Promenade                     1987         1996         222,000     57        18             99% / 92%     Toys R Us
    Escondido, CA  92029   (10)                                                                                      TJ Maxx

King's Court                            1960         1998          78,000     19         8            100% / 100%    Lunardi's
                                                                                                                     Supermarket
  Los Gatos, CA  95032  (7) (9)                                                                                      Longs Drug

  Old Town Center                       1962         1997          97,000     18         4             98% / 87%     Borders Books
                                                                                                                     and Music
    Los Gatos, CA  95030    (10)                                                                                     Gap Kids
                                                                                                                     Banana
                                                                                                                     Republic

150 Post Street                         1965         1997         101,000     21         -             84% / 78%     Brooks Brothers
  San Francisco, CA  94108                                                                                           Williams -
                                                                                                                     Sonoma

Uptown Shopping Center                Various        1997         100,000     69         7            100% / 100%    Elephant's
                                                                                                                     Delicatessen
  Portland, OR  97210                                                                                                Zupan's Markets

Development

  Santana Row                           n/a          1997           n/a       n/a       39             n/a / n/a
    San Jose, CA  95128   (10) (14)

  Eleven buildings in San Antonio,
    TX (15)                           1890 - 1935    1998           n/a        5         -             n/a / n/a     The Palm

Retail buildings

  Nine buildings in Santa
    Monica, CA  (13) (16)             1888 - 1995 1996 - 2000     198,000     25         -            100% / 100%    Abercrombie &
                                                                                                                     Fitch
                                                                                                                     J. Crew
                                                                                                                     Banana
                                                                                                                     Republic

  Three buildings in Hollywood,
    CA  (17) (21)                     1921 - 1991    1999         198,000     16         -             96% / 96%     General Cinema
                                                                                                                     Hollywood
                                                                                                                     Entertainment
                                                                                                                     Museum

                                       Year         Year                      Number of               Occupancy (1)       Principal
                                    Completed     Acquired   Square Feet (2)   Tenants   Acres (3)  Overall / Economic     Tenants
                                    ---------     --------   ---------------  ---------  ---------  ------------------   -----------
 Four buildings in San Diego,
  CA (18) (21)                      1888 - 1995  1996 - 1997      65,000          23          -        100% / 100%       Urban
                                                                                                                         Outfitters

 Three buildings in CA (19) (21)       1922      1996 - 1998      93,000          20          -         92% /  92%       Pottery
                                                                                                                         Barn
                                                                                                                         Banana
                                                                                                                         Republic

 Two buildings in AZ (20)           1996 - 1998     1998          40,000          10          -        100% / 100%       Gordon
                                                                                                                         Biersch
                                                                                                                         Brewing Co.

 (1) Overall occupancy is expressed as a percentage of rentable square feet and includes square feet covered by leases for stores not yet opened. Economic occupancy is expressed as a percentage of rentable square feet, but only includes leases currently generating rental income.
 (2) Represents the physical square feet of the property, which may exceed the rentable square feet used to express occupancy.
 (3) Acreage on each individual main street retail building is not significant.
 (4)    The Trust has a leasehold interest in this property.
 (5) The Trust owns a 99.99% general partnership interest in these properties.
 (6)    The Trust owns a 55.7% equity interest in this center.
 (7)    The Trust owns this property in a "downreit" partnership.
 (8) This property contains eleven buildings; seven are subject to a leasehold interest, one is subject to a ground lease and three are owned 100% by the Trust.
 (9)    The Trust owns this property subject to a ground lease.
(10) The Trust owns the controlling interest in this center. A minority owner has an interest in the profits of the center.
(11)    Under redevelopment.
(12) Occupancy is based on three occupied buildings. The other building is under redevelopment.
(13) The Trust owns a 90% general partnership interest in seven of these buildings and 100% of two buildings.
(14)    Under development
(15) The Trust is redeveloping these properties, most of which are currently vacant.
(16) Occupancy is based on seven occupied buildings. The other two buildings are under redevelopment.
(17) Occupancy is based on one occupied building. The other two buildings are under redevelopment.
(18) Occupancy is based on two occupied building. The other two buildings are under redevelopment.
(19) Occupancy is based on two occupied buildings in Pasadena, CA. The other building, in Hermosa Beach, CA, is under redevelopment.
(20) The Trust owns 100% of one building and an 85% partnership interest in the second building.
(21)    The Trust owns a 90% general partnership interest in these buildings.

Apartments

The following table sets forth information concerning the Trust's apartment development as of December 31, 2000 which is 100% owned by the Trust in fee. This development is not subject to rent control.

                                   Year            Year
Property                        Completed        Acquired       Acres       1-BR       2-BR        3-BR      Total     Occupancy
Rollingwood                        1960            1971          14          58         163         61          282           100%
  Silver Spring, MD
  9 three-story buildings

Leases Expiring

  The following table summarizes leases expiring within the next five years. Leases which include options to renew are excluded.

                                  Total
             Total Anchor       Small Shop           Total           Percent             Average
              Square Feet       Square Feet       Square Feet        of Total            Rent Per
Year         Expiring (1)      Expiring (1)      Expiring (1)      Portfolio (2)        Square Foot
----         ------------      ------------      ------------      -------------        -----------
2001               0              622,949           622,949              4%                 $ 18.12

2002            66,670            435,440           502,110              3%                 $ 20.19

2003            19,600            449,106           468,706              3%                 $ 21.27

2004            61,141            515,016           576,157              4%                 $ 23.21

2005            18,500            448,910           467,410              3%                 $ 24.09

(1)     Excludes lease expirations with options.
(2) Total portfolio square footage at December 31, 2000 is 14,921,597 representing the physical square footage of the properties including redevelopments, which may exceed the rentable square footage used to express occupancy.

Item 3.  Legal Proceedings.
------   -----------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         None

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

         The Trust's common shares of beneficial interest are listed on the New York Stock Exchange under the symbol "FRT".

Market Quotations



                                                 Dividends
     Quarter ended          High         Low      Declared
     -------------          ----         ---    ------------
     December 31, 2000     $20          $18  3/4     $.47
     September 30, 2000     21 15/16     19  1/8      .47
     June 30, 2000          22  5/16     18 15/16     .45
     March 31, 2000         20  1/2      17  3/4      .45


     December 31, 1999     $20 15/16    $17          $.45
     September 30, 1999     24           20           .45
     June 30, 1999          24  1/16     20 9/16      .44
     March 31, 1999         24  7/8      20 1/4       .44

     The number of holders of record for Federal Realty's common shares of beneficial interest at March 9, 2001 was 6,246.

     For the years ended December 31, 2000 and 1999, $.11 and $.16, respectively, of dividends paid on common shares represented a return of capital. For the year ended December 31, 2000 $.04 of dividends paid on common shares represented capital gain. There were no capital gains for the year ended December 31, 1999.

         Dividends paid on common shares per quarter during the last two fiscal years were as follows:



         Quarter Ended           2000           1999
         -------------           ----           ----
         December 31             $.47           $.45
         September 30             .45            .44
         June 30                  .45            .44
         March 31                 .45            .44

         The Trust intends to pay regular quarterly distributions to its common stockholders. Future distributions will depend upon cash generated by operating activities, the Trust's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Trustees deems relevant.

Item 6.  Selected Financial Data.
         -----------------------

In thousands, except per share data



                                                  Year ended December 31,
                                  2000       1999      1998      1997      1996
--------------------------------------------------------------------------------
Operating Data

Rental Income                 $260,684   $245,833  $222,186  $188,529  $164,887

Income before gain (loss)
on sale of real estate          56,842     55,493    44,960    40,129    28,754

Gain (loss) on sale of real
estate                           3,681     (7,050)      ---     6,375       (12)

Net income                      60,523     48,443    44,960    46,504    28,742

Net income available for
common shareholders             52,573     40,493    37,010    44,627    28,742

Net cash provided by
operating activities (1)       106,146    102,183    90,427    72,170    65,648

Net cash used in investing
activities (1)                 121,741     99,313   187,646   279,343   161,819

Net cash provided (used) by
financing activities (1)
                                15,214     (8,362)   97,406   213,175    96,691

Dividends declared on
common shares                   72,512     71,630    69,512    66,636    56,607

Weighted average number of
common shares outstanding:

                       Basic    38,796     39,574    39,174    38,475    33,175
                     Diluted    39,910     40,638    40,080    38,988    33,573

Per share:
Earnings per common share:
                       Basic     $1.36      $1.02      $.94     $1.16      $.87
                     Diluted      1.35       1.02       .94      1.14       .86

Dividends declared per
common share                      1.84       1.78      1.74      1.70      1.66


Other Data
================================================================================

Funds from
Operations (2)                $102,173    $96,795   $86,536   $79,733   $65,254
                              ========    =======   =======   =======   =======


                                                   As of December 31,
                                 2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------
Balance Sheet Data
Real Estate at cost        $1,854,913   $1,721,459   $1,642,136   $1,453,639   $1,147,865

Total assets                1,621,079    1,534,048    1,484,317    1,316,573    1,035,306

Mortgage and capital
lease obligations             323,911      172,573      173,480      221,573      229,189

Notes payable                 225,246      162,768      263,159      119,028       66,106

Senior notes                  410,000      510,000      335,000      255,000      215,000

Convertible subordinated
debentures                     75,289       75,289       75,289       75,289       75,289

Redeemable Preferred
Shares                        100,000      100,000      100,000      100,000          ---

Shareholders' equity          467,654      501,827      529,947      553,810      388,885

Number of common shares
outstanding                    39,469       40,201       40,080       39,148       35,886

(1) Determined in accordance with Financial Accounting Standards Board Statement No. 95, Statement of Cash Flows.


(2) As of January 1, 2000, Funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. Prior to January 1, 2000 funds from operation also excluded significant nonrecurring events. Funds from operations differs from net cash provided by operating activities primarily because funds from operations does not include changes in operating assets and liabilities. Funds from operations is a supplemental measure of performance used in the real estate industry that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry. Nevertheless, funds from operations, as presented by the Trust, may not be comparable to funds from operations as presented by other real estate investment trusts.

The calculation of funds from operations for the periods presented is reflected in the following table:


                                              Year ended December 31,
                                2000      1999      1998      1997      1996
                                                (in thousands)
----------------------------------------------------------------------------
Net income available for
common shareholders          $52,573   $40,493   $37,010   $44,627   $28,742

Depreciation and
Amortization                  48,456    45,388    41,792    37,281    34,128

Amortization of initial
direct cost of leases          3,514     3,033     2,491     2,249     2,372

(Gain) loss on sale of real
estate                        (3,681)    7,050       ---    (6,375)       12

Income attributable to
partnership units              1,311       831       578       ---       ---

Non-recurring items              ---       ---     4,665     1,951       ---
                            --------   -------   -------   -------   -------

Funds from Operations       $102,173   $96,795   $86,536   $79,733   $65,254
                            ========   =======   =======   =======   =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The following discussion should be read together with the Consolidated Financial Statements and Notes thereto of Federal Realty Investment Trust (the "Trust").

     The Trust is engaged in the ownership, management, development and redevelopment of prime retail and mixed-use properties. The Trust, which has traditionally acquired and redeveloped strip retail shopping centers, has expanded its investments to the development of urban mixed-used properties. Management continually evaluates the future prospects of its real estate portfolio, not only to identify expansion and renovation opportunities, but also to identify properties that no longer fit the Trust's investment criteria and therefore, should be monetized or exchanged into other real estate assets. At December 31, 2000 the Trust owned 123 retail properties and one apartment complex.

Liquidity and Capital Resources
-------------------------------

     The Trust meets its liquidity requirements through net cash provided by operating activities, along with traditional debt and equity funding alternatives available to it. A significant portion of cash provided by operating activities is distributed to common and preferred shareholders in the form of dividends. Accordingly, capital outlays for property acquisitions, major renovation and development projects and balloon debt repayments require debt or equity funding. Proceeds from the sale of selected assets may also provide an additional source of capital in 2001 and 2002.

     Net cash provided by operating activities was $106.1 million in 2000, $102.2 million in 1999, and $90.4 million in 1998, of which $77.5 million, $76.6 million, and $74.3 million, respectively, was distributed to shareholders. Contributions from newly acquired properties and from retenanted and redeveloped properties, as more fully described below, were the primary sources of these increases.

     Net cash used in investing activities was $121.7 million in 2000, $99.3 million in 1999, and $187.6 million in 1998. The Trust acquired properties totaling $26.8 million in 2000, $26.4 million in 1999, and $120.4 million in 1998 requiring cash outlays of $23.6 million, $25.3 million, and $92.9 million, respectively. During these same three years the Trust expended an additional $145.8 million, $90.8 million, and $73.0 million in capital improvements to its properties, of which $82.1 million in 2000, $38.7 million in 1999 and $25.0 million in 1998 related to new development. The Trust received mortgage note repayments, net of funds invested, of $494,000 in 2000. The Trust invested, net of loan repayments, $2.3 million, and $21.4 million in 1999 and 1998, respectively, in mortgage notes receivable. The average weighted stated interest rate on these loans was 10.0% for the years 1998 through 2000. Certain of these mortgages also participate in the gross revenues and appreciation and are convertible into ownership interests in the properties by which they are secured. Cash of $47.2 million in 2000 and $19.2 million in 1999 was received from the sale of properties.

     During 2000 the Trust expended cash of $23.6 million to acquire real estate and an additional $145.8 million to improve, redevelop and develop its existing real estate. The Trust purchased the 75,000 square foot Greenlawn Plaza in Greenlawn, New York for $6.2 million. Control of a parcel of land for future development in Hillsboro, Oregon was acquired for $11.7 million; an additional $1.6 million will be owed if certain cash flow criteria are met during the first ten years of operations. Other acquisitions include a parcel of land in Bethesda, Maryland for $461,000; an additional property for the Trust's Houston Street project in San Antonio, Texas for cash of $1.2 million and the assumption of a $345,000 mortgage; a retail building in Santa Monica, California in satisfaction of a $5.2 million mortgage note receivable and cash of $1.7 million; and the $2.3 million redemption of 100,000 partnership units which had been issued in connection with the purchase of the Courthouse Square and Magruders Shopping Centers.

     Of the $145.8 million spent in 2000 on the Trust's existing real estate portfolio, approximately $82.1 million was invested in development projects in Bethesda, Maryland; San Jose, California; and in Arlington, Virginia. The remaining $63.7 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the renovation of Greenlawn Plaza, the office expansion and retenanting of Willow Lawn Shopping Center, the renovation of Brunswick Shopping Center, and the redevelopment of retail buildings in Forest Hills, New York, San Antonio, Texas and southern California.

     The Trust, which held the 1% general partnership interest, obtained an additional 98% general partnership interest in the future operations of Loehmann's Plaza. The minority partner received 190,000 partnership units valued at $3.6 million and the satisfaction of amounts due the Trust from the partnership.

     Peninsula Shopping Center in Palos Verdes, California was sold in June 2000 for $48.6 million, resulting in a gain of $3.7 million.

     Net cash provided by financing activities, before dividend payments, was $92.7 million in 2000, $68.3 million in 1999, and $171.7 million in 1998. The Trust utilized the proceeds from the sale of Peninsula Shopping Center and its syndicated credit facility to fund acquisitions, most capital expenditures, share repurchases and balloon debt repayments.

     On February 29, 2000, the Trust obtained a construction loan for up to $24.5 million in connection with the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 1.2% to 1.5%, depending on occupancy levels, matures August 29, 2002 with two one-year extension options. At December 31, 2000, the outstanding balance on the loan was $16.2 million. The property secures the construction loan facility.

     In connection with the land for future development in Hillsboro, Oregon, the Trust issued a $3.4 million note which is due June 30, 2001. The loan bears interest at LIBOR plus 1.25%. The property secures the loan facility. The Trust assumed a mortgage with the purchase of the new East Houston Street property in San Antonio, Texas. The mortgage, which matures in October 2008, bears interest at 7.5% and provides for monthly principal and interest payments.

     On October 23, 2000, the Trust obtained a $152 million mortgage loan which is secured by five shopping centers. The mortgage, which bears interest at 7.95%, matures November 1, 2015 and required an up-front fee of $988,000. The loan provides for interest only payments for the initial three years, then monthly principal and interest payments based on a twenty-seven year amortization schedule until the maturity date. The proceeds from the mortgage loan were used to pay down the Trust's syndicated credit facility.

     The Trust has a $300 million syndicated credit facility with seven banks, originally due December 2002. This facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At December 31, 2000, 1999 and 1998, $78.0 million, $34.0 million and $134.1 million, respectively, was borrowed under the syndicated credit facility. The maximum borrowed during 2000, 1999 and 1998 was $218.1 million, $205.0 million and $259.1 million, respectively. The weighted average interest rate on borrowings during 2000, 1999 and 1998 was 7.1%, 5.9% and 6.1%, respectively.

     In December 1998, the Trust obtained a four-year loan of $125 million from five institutional lenders. The loan requires fees and has the same covenants as the syndicated credit facility. The average weighted interest rate on the term loan was 7.4% in 2000 and 6.1% in 1999.

     In June 2000, the Trust modified certain covenants and extended its syndicated credit facility and its $125 million term loan for an additional year to December 19, 2003. Fees paid for this extension totaled $1.0 million.

     In July 2000, citing the Trust's pursuit of development and the resultant capital requirements, Standard and Poor's lowered the rating on the Trust's senior notes from BBB+ to BBB flat with a positive outlook. Under the terms of the syndicated credit facility, this lowered rating resulted in an increase in the Trust's borrowing rate from LIBOR plus 65 basis points to LIBOR plus 80 basis points. The interest rate on the term loan increased from LIBOR plus 75 basis points to LIBOR plus 95 basis points.

     On November 30, 1999 the Trust issued $175 million of 8.75% Notes due December 1, 2009, netting cash proceeds of $172.2 million. The notes pay interest semi-annually on June 1 and December 1.

     In order to minimize the risk of changes in interest rates, from time to time in connection with the issuance of certain debt issues the Trust will enter into interest rate hedge agreements. In anticipation of the mortgage placement in the third quarter of 2000, the Trust purchased a Treasury Yield Hedge (notional amount of $140 million) to minimize the risk of increased interest rates prior to closing the mortgage. The hedge was terminated on June 30, 2000 at a gain of $165,000 which is being recognized as a reduction of interest expense over the term of the mortgage loan. There were no open hedge agreements at December 31, 2000 and 1999.

     In December 1999 the Trustees authorized a share repurchase program for calendar year 2000 of up to an aggregate of 4 million of the Trust's common shares. A total of 1,325,900 shares were repurchased, at a cost of $25.2 million. The Trust does not expect to repurchase shares in 2001.

     Capital requirements in 2001 will depend upon acquisition opportunities, new development efforts, the rate of build-out on the Trust's current development pipeline and the level of improvements and redevelopments on existing properties. The Trust has budgeted approximately $258 million for 2001 for its three developments in progress and $75 million for new development, redevelopments, tenant work and improvements to the core portfolio.

     The Trust will need additional capital in order to fund acquisitions, expansions and developments, particularly Santana Row, and to refinance its maturing debt. Sources of this funding may be additional debt, both secured and unsecured, additional equity and joint venture relationships. In addition, the Trust has identified certain of its properties that may be exchanged or sold as a source of funding, if the Trust's sales price is met.

     The Trust's long term debt has varying maturity dates and in a number of instances includes balloon payments or other contractual provisions that could require significant repayments during a particular period. In 2001, $30.7 million of mortgage debt matures, as well as the $3.4 million note held in connection with the land held for future development in Hillsboro, Oregon. The next significant maturities are $25.0 million of Senior Notes, due April 2002 and the Woodmont East construction loan due August, 2002. The construction loan contains two, one-year options to extend.

Santana Row

     In the next several years, the Trust's single largest capital need is expected to come from the development of Santana Row, a multi-phase mixed-use project to be built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel components, creating a community with the feel of an urban district. Phase 1 of the project, for which construction began November 2000, includes Santana Row, the "1,500 foot long main street" framed by nine buildings which will contain approximately 538,000 square feet of retail space, 501 residential units, a 214 room hotel and the supporting infrastructure. Phase 1 is expected to begin generating revenues in mid-2002 and be stabilized during 2003. The total cost of Phase 1, which includes the land and infrastructure for the later phases, is expected to be $475 million. As of December 31, 2000, the Trust has incurred costs of $97 million including the purchase of the land; the trust estimates that it will spend approximately $200 million in 2001 and the balance in 2002 to complete the first phase of the project. The Trust has a signed commitment from three banks for up to $295 million of construction financing for Phase 1. Closing on the commitment is subject to the completion of customary due diligence for loans of this type and funding is subject to satisfaction of leasing and other contingencies. Phase 1, which includes the land and infrastructure for future phases, comprises approximately 40% of the residential and 75% of the retail entitlement currently projected for the entire project.

     The success of Santana Row will depend on many factors which cannot be assured and are not entirely within the Trust's control. These factors include among others, continued strong demand for retail and residential space at current or increasing prices, the ability to construct the later phases at reasonable prices, the cost of operations, including utilities, the availability and cost of capital and the general economy, particularly in the Silicon Valley.

     The timing and choice of capital sources will depend on the cost and availability of that capital, among other things. The Trust believes, based on past experience, that access to capital needed to execute its business plan will be available to it.

Contingencies
-------------

     Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer, because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that they anticipate they will incur as a result of defaults under the contract. The original contractor filed a counter-claim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor and the Trust does not believe that there will be any material impairment on the project as a result of the schedule delays.

     In addition, the Trust is involved in various other lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Pursuant to the provisions of the Congressional Plaza partnership agreement, in the event of the exercise of put options by another partner, which are currently exercisable and have no expiration date, the Trust would be required to purchase a 37.5% interest at Congressional Plaza at its then fair market value. Based on management's current estimate of fair market value, the Trust's estimated cash requirement upon exercise of the put option is approximately $27 million.

     Under the terms of six other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or a limited number of common shares of the Trust, at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

     The limited partners of two partnerships owning street retail properties in southern California have exercised their rights under these agreements. The Trust purchased their interests in March 2001 for approximately $18 million, approximately $7 million in common shares of the Trust and the balance in cash.

     Under the terms of other partnership agreements, the partners may redeem their 904,589 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust. During the third quarter of 2000 the Trust redeemed 100,000 operating units for cash of $2.3 million.

     As of December 31, 2000 in connection with renovation and development projects, the Trust has contractual obligations of approximately $46 million.

Results of Operations
---------------------

     The Trust's retail leases generally provide for minimum rents with periodic increases. Most retail tenants pay a majority of on-site operating expenses and real estate taxes. Many leases also contain a percentage rent clause which calls for additional rents based on gross tenant sales. These features in the Trust's leases reduce the Trust's exposure to higher costs caused by inflation and allow it to participate in improved tenant sales.

Consolidated Results
--------------------

2000 vs. 1999

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 6.0 % from $245.8 million in 1999 to $260.7 million in 2000. On a same center basis, rental income increased 7.7%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as, increases associated with lease rollovers. Same center basis, in 2000, excludes properties acquired in 2000 and 1999, Peninsula Shopping Center in Palos Verdes, California and Northeast Plaza in Atlanta, Georgia which were sold on June 30, 2000 and October 18, 1999, respectively and properties developed in 2000 and 1999, including Bethesda Row Phase 3 in Bethesda, Maryland, Old Town in Los Gatos, California and Town & Country Shopping Center in San Jose, California which was vacated as the Santana Row development began.

     Other property income includes items which, although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. Also included are less regularly recurring items, such as lease termination fees. Other property income remained constant in 2000 compared to 1999. On a same center basis, other property income decreased $473,000 in 2000 compared to 1999, due mostly to decreases in lease termination fees.

     Rental expenses increased 4.8% from $53.7 million in 1999 to $56.3 million in 2000. On a same center basis, rental expenses increased 6.0% from $49.6 million in 1999 to $52.6 million in 2000, primarily due to general cost increases along with increased snow removal and utility costs in 2000. Rental expense as a percentage of property income, rental income plus other property income, remained constant in both periods at 21%.

     Real estate taxes increased 6.4% from $25.0 million in 1999 to $26.6 million in 2000. On a same center basis, real estate taxes increased 5.9% due primarily to increased taxes on recently redeveloped properties.

     Depreciation and amortization expenses increased 6.5% from $50.0 million in 1999 to $53.3 million in 2000 reflecting the impact of recent tenant work and property improvements.

     In 2000, the Trust incurred interest expense of $79.7 million, of which $13.3 million was capitalized, as compared to 1999's $68.4 million, of which $6.9 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's share repurchase and capital improvement programs and increased borrowing costs. The weighted average interest rate was 8.0% in 2000 compared with 7.6% in 1999. The ratio of earnings to combined fixed charges and preferred dividends was 1.40x in 2000 and 1.52x in 1999. The ratio of earnings to fixed charges was 1.50x in 2000 and 1.70x in 1999. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.0x in 2000 and 2.2x in 1999.

     Administrative expenses decreased from $15.1 million in 1999 to $13.3 million in 2000. In 1999 the Trust incurred expenses of approximately $2.8 million related to a terminated merger transaction. The decrease in these costs was offset by increased personnel costs and several key new hires. The tight labor market in the Trust's operating regions resulted in higher compensation costs both to existing and new employees.

     Investors share of operations represents the minority interest in the income of certain properties. The majority of the $2.6 million increase from $3.9 million in 1999 to $6.5 million in 2000 is due to the allocation of operating losses to minority owners in 1999 and 1998 in accordance with the respective partnership agreements. The remainder of the increase represents the minority partners share of increased earnings in certain shopping center and street retail assets.

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

     As a result of the foregoing items, net income before gain (loss) on the sale of real estate increased from $55.5 million in 1999 to $56.8 million in 2000, while net income increased from $48.4 million in 1999 to $60.5 million in 2000 and net income available for common shareholders increased from $40.5 million to $52.6 million.

     Growth in net income and funds from operations in 2001 is expected to be slower than in 2000 based on the following factors; there will be a lower contribution from redevelopment projects as much of the Trust's southern California redevelopments were completed in 2000, higher administrative expenses necessitated by tight labor markets and the addition of key positions and a temporary reduction in earnings caused by the demolition of the old Town & Country Shopping Center in 2000 to make way for the new Santana Row development. The growth in 2001 will continue to be primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on the financial health of the Trust's tenants and on controlling expenses, some of which are beyond the control of the Trust, such as snow removal and real estate tax assessments. The

Trust expects that demand for its retail space should remain at its current levels. A weakening of the retail environment could, however, adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space.

     Growth in net income is also dependent on the amount of leverage and interest rates. The Trust's leverage is increasing as it finances its development pipeline. In addition, the Trust will continue to have exposure to changes in market interest rates. If interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development projects, will be negatively impacted.

1999 vs. 1998

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 11% from $222.2 million in 1998 to $245.8 million in 1999. If properties acquired and sold in 1999 and 1998 are excluded, rental income increased 6%, with the recently renovated and retenanted centers contributing heavily to the growth, as well as, increases associated with lease rollovers.

     Other property income includes items, such as utility reimbursements, telephone income, merchant association dues, late fees, temporary income and lease termination fees. Other income increased 9% from $10.3 million in 1998 to $11.2 million in 1999. An increase of $650,000 in temporary tenant income, an area identified by the Trust as one with additional growth opportunity, and an increase of $550,000 in lease termination fees surpassed decreases in telephone income and decreases in marketing dues, as the Trust discontinued marketing funds at certain shopping centers in 1999.

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

     In 1999 the Trust incurred interest expense of $68.4 million, of which $6.9 million was capitalized, as compared to 1998's $60.2 million, of which $5.1 million was capitalized. The increase in interest expense reflects the additional debt issued to help fund the Trust's 1999 real estate acquisitions and capital improvements of approximately $116 million. The weighted average interest rate was 7.6% in 1999 compared with 8% in 1998. The ratio of earnings to combined fixed charges and preferred dividends was 1.52x in 1999 and 1.46x in 1998. The ratio of earnings to fixed charges was 1.70x in 1999 and 1.65x in 1998. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.2x in 1999 and 1998.


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

     As a result of the foregoing items, net income before loss on the sale of real estate increased from $45.0 million in 1998 to $55.5 million in 1999, reflecting both the contribution to net income from the Trust's acquisitions and the contribution from the core portfolio, primarily the recently redeveloped and retenanted properties.

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

Historical operating results for the three regions are as follows (in thousands):

                                              2000                  1999                  1998
----------------------------------------------------------------------------------------------
Rental Income
                 Northeast                $113,078              $102,452               $93,632
              Mid-Atlantic                 114,371               111,624               103,676
                      West                  33,235                31,757                24,878
                                        ----------            ----------            ----------
                         Total            $260,684              $245,833              $222,186
                                          ========              ========              ========

Net Operating Income
                 Northeast                 $79,685               $74,276               $66,396
              Mid-Atlantic                  84,346                81,425                76,065
                      West                  24,818                22,665                17,311
                                        ----------            ----------            ----------
                         Total            $188,849              $178,366              $159,772
                                          ========              ========              ========

The Northeast

     The Northeast region is comprised of 54 assets, extending from suburban Philadelphia north to New York and its suburbs into New England and west to Illinois and Michigan. A significant portion of this portfolio has been held by the Trust for many years although acquisitions, redevelopment and retenanting remain major components to the current and future performance of the region. Several redevelopment projects were completed in 2000, which enhanced revenues and net operating income in 2000.

     When comparing 2000 with 1999, rental income increased 10% from $102.5 million in 1999 to $113.1 million in 2000. Excluding Greenlawn Plaza in Greenlawn, New York which was acquired on January 5, 2000, on a same center basis, rental income also increased 10%, primarily due to increases at the recently redeveloped and retenanted shopping centers such as, Bala Cynwyd, Lawrence Park, Gratiot, Langhorne Square, and Wynnewood.

     Net operating income increased 7% from $74.3 million in 1999 to $79.7 million in 2000. Excluding Greenlawn Plaza in Greenlawn, New York which was acquired on January 5, 2000, on a same center basis, net operating income also increased 7%, primarily due to increases at the recently redeveloped and retenanted Bala Cynwyd, Lawrence Park, Gratiot, Langhorne Square, and Wynnewood shopping centers.

     When comparing 1999 with 1998, rental income increased 9% from $93.6 million in 1998 to $102.5 million in 1999. Excluding properties acquired during the two periods, rental income increased 7%, driven by increases at the recently redeveloped and retenanted Brick, Feasterville, Gratiot, Huntington and Wynnewood shopping centers.

     Net operating income increased 12% from $66.4 million in 1998 to $74.3 million in 1999. Excluding properties acquired in 1998 and 1999, net operating income increased 9%, primarily due to increases at the recently redeveloped and retenanted Brick, Feasterville, Gratiot, Huntington and Wynnewood shopping centers.

The Mid-Atlantic

     The Mid-Atlantic region is comprised of 32 assets, including Pentagon Row which is currently under development, extending from Baltimore south to metropolitan Washington D.C. and further south through Virginia and North Carolina into Florida. As with the Northeast region, a significant portion of this portfolio has been held by the Trust for many years although acquisitions, redevelopment and retenanting remain major components to its current and future performance. Two of the Trust's major new development projects, Pentagon Row and additional phases of Bethesda Row, will be managed by this regional operating team upon their completion.

     When comparing 2000 with 1999, rental income increased 3% from $111.6 million in 1999 to $114.4 million in 2000. On a same center basis, excluding Northeast Plaza in Atlanta, Georgia which was sold in 1999 and the recently developed Phase 3 of the Bethesda Row project in Bethesda, Maryland, rental income increased 4%, due in part to new anchor leases at several centers. Net operating income increased 4% from $81.4 million in 1999 to $84.3 million in 2000. On a same center basis as above, net operating income increased 5%, due primarily to new anchor leases and lease termination fees.

     When comparing 1999 with 1998, rental income increased 8% from $103.7 million in 1998 to $111.6 million in 1999. Excluding properties acquired and sold in 1999 and 1998, rental income increased 5%.

     Net operating income increased 7% from $76.1 million in 1998 to $81.4 million in 1999. Excluding properties acquired and sold in 1999 and 1998, net operating income increased 3%.

The West

     The West region is comprised of 38 assets, including Santana Row which is currently under development, extending from Texas to the West Coast. Unlike the Northeast and Mid-Atlantic regions, this portfolio is relatively new to the Trust and is part of a deliberate expansion west over the past several years. This region is the fastest growing at the Trust and includes the Trust's largest new development project, Santana Row in San Jose, California. Several redevelopment projects were completed in 2000 and several more are currently underway, particularly in southern California and San Antonio, Texas, which are expected to add to revenues and net operating income in 2001 and future years.

     When comparing 2000 with 1999 on a same center basis, which excludes newly developed properties, Santana Row, which is currently under development, and properties sold and acquired since January 1, 1999, rental income increased 20% from $19.7 million in 1999 to $23.5 million in 2000, due primarily to recently redeveloped and retenanted properties in the Los Angeles and San Francisco, California areas. On an overall basis, which includes the impact of the sale of Peninsula Shopping Center on June 30, 2000 and the temporary reduction in earnings caused by the demolition of the old Town & Country Shopping Center to make way for the new Santana Row development, rental income increased 5% from $31.8 million in 1999 to $33.2 million in 2000.

     On the same center basis as defined above, net operating income increased 25% from $14.2 million in 1999 to $17.8 million in 2000, due to increases from the recently redeveloped and retenanted properties in the Los Angeles and San Francisco, California areas. Overall net operating income increased 10% from $22.7 million in 1999 to $24.8 million in 2000, again reflecting the sale of Peninsula Shopping Center and the temporary reduction in earnings caused by the Santana Row development.

     When comparing 1999 with 1998, rental income increased 28% from $24.9 million in 1998 to $31.8 million in 1999. Excluding properties acquired in 1999 and 1998, rental income increased 11%, driven by the redevelopment of Old Town in Los Gatos, California and several street retail buildings in southern California.

     Net operating income increased 31% from $17.3 million in 1998 to $22.7 million in 1999. Excluding properties acquired in 1999 and 1998, net operating income increased 14%, driven by the redevelopment of Old Town in Los Gatos, California and several street retail buildings in southern California.

Funds from Operations
---------------------

     The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance. As of January 1, 2000, the National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. Prior to January 1, 2000, funds from operations also excluded significant nonrecurring events. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry. Nevertheless, funds from operations, as presented by the Trust, may not be comparable to funds from operations as presented by other real estate investment trusts.

     The reconciliation of net income to funds from operations is as follows (in thousands):

                                                                 Year ended December 31,
                                                               2000                   1999                  1998
----------------------------------------------------------------------------------------------------------------
Net income available for common shareholders
                                                            $52,573                $40,493               $37,010

Depreciation and amortization of real
estate assets                                                48,456                 45,388                41,792

Amortization of initial direct costs of
leases                                                        3,514                  3,033                 2,491

Income attributable to operating
partnership units                                             1,311                    831                   578

(Gain) loss on sale of real estate                           (3,681)                 7,050                   ---

Non-recurring items                                             ---                    ---                 4,665
                                                        -----------            -----------           -----------
Funds from operations for common
shareholders                                               $102,173                $96,795               $86,536
                                                           ========                =======               =======

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

     The Trust's primary financial market risk is the fluctuation in interest rates. At December 31, 2000, the Trust had $232.0 million of variable rate debt. Based upon this balance of variable debt, if interest rates increased 1%, the Trust's earnings and cash flows would decrease by $2.3 million. If interest rates decreased 1%, the Trust's earnings and cash flows would increase by $2.3 million. The Trust believes that the change in the fair value of its financial instruments resulting from a forseeable fluctuation in interest rates would be immaterial to its total assets and total liabilities.

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

     Included in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

 On May 5, 1999, the Trust appointed the accounting firm of Arthur Andersen LLP as independent public accountants to replace Grant Thornton LLP, which was dismissed effective the same date. The Trust's Board of Trustees approved the decision to change independent public accountants upon the recommendation of the Trust's Audit Committee. During the Trust's fiscal year ended December 31, 1998 and the interim period through March 31, 1999 there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The reports issued by Grant Thornton LLP on the financial statements for the year ended December 31, 1998 contained no adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles.

     During the Trust's fiscal year ended December 31, 1998 and the interim period through March 31, 1999, the Trust had not consulted with Arthur Andersen LLP regarding the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on the Trust's financial statements, or any matter that was either the subject of a disagreement or a reportable event.

                                    Part III
                                    --------

Item 10.Directors and Executive Officers of the Registrant.
        --------------------------------------------------

    (a) The table identifying the Trust's Trustees under the caption "Election of Trustees" of the 2001 Proxy Statement is incorporated herein by reference.

    (b)  Executive Officers of the Registrant
         ------------------------------------
         The information required by this item is included in this report at
Item 1 under the caption "Executive Officers of the Registrant".

Item 11. Executive Compensation.
-------  ----------------------

         The sections entitled "Summary Compensation Table" and "Aggregated Option Exercises in 2000 and December 31, 2000 Option Values" of the 2001 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         The sections entitled "Ownership of Shares by Certain Beneficial Owners" and "Ownership of Shares by Trustees and Officers" of the 2001 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         The section entitled "Certain Relationships and Related Transactions" of the 2001 Proxy Statement is incorporated herein by reference.

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
             --------------------

     Reports of Independent
     Public Accountants                                F-1 - F-2

     Consolidated Balance Sheets-
     December 31, 2000 and 1999                              F-3

     Consolidated Statements of
     Operations - years ended
     December 31, 2000, 1999
     and 1998                                                F-4

     Consolidated Statements of Common
     Shareholders' Equity - years
     ended December 31, 2000, 1999
     and 1998                                                F-5


     Consolidated Statements of
     Cash Flows - years ended
     December 31, 2000, 1999 and
     1998                                                    F-6

     Notes to Consolidated
     Financial Statements
     (Including Selected Quarterly
     Data)                                             F-7 - F27


     2.      Financial Statement Schedules
             -----------------------------

     Schedule III - Summary of Real Estate
     and Accumulated Depreciation..................... F28 - F31

     Schedule IV - Mortgage Loans on Real
     Estate .......................................... F32 - F33

(a)  3.      Exhibits
             --------


     (3)  (i)     Declaration of Trust of Federal Realty Investment Trust dated
          May 5, 1999 filed with the Commission on May 25, 1999 as an exhibit to the Trust's Current Report on Form 8-K is incorporated herein by reference thereto.

          (ii) Bylaws of the Trust dated May 5, 1999 filed with the Commission on May 25, 1999 as an exhibit to the Trust's Current Report on Form 8-K is incorporated herein by reference thereto.

     (4)  (i)     A description of a Common Share of Beneficial Interest
          certificate filed with the Commission as a portion of Exhibit 4 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference thereto.

          (ii) A description of a 7.95% Series A Cumulative Redeemable Preferred Share certificate filed with the Commission as a portion of
          Exhibit 4 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference thereto.

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

          (vi) Indenture dated December 13, 1993, related to the Trust's 7.48% Debentures due August 15, 2026; 8 7/8% Senior Notes due January 15, 2000; 8% Notes due April 21, 2002; 6 5/8% Notes due 2005; 6.82%
          Medium Term Notes due August 1, 2027; 6.74% Medium Term Notes due March 10, 2004; and 6.99% Medium Term Notes due March 10, 2006, filed with the commission on December 13, 1993 as exhibit 4(a) to the Trust's Registration Statement on Form S-3, (File No. 33-51029) and amended on Form S-3 (File No. 33-63687), effective December 4, 1995 is incorporated herein by reference thereto.

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

          (x) Federal Realty Investment Trust Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 , filed with the Commission as portions of Item 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference thereto.

The following documents, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 are incorporated herein by reference thereto:

          (xi) Fiscal Agency Agreement dated as of October 28, 1993 between Federal Realty Investment Trust and Citibank, N.A.

          (xii) Other Share Award and Purchase Note between Federal Realty Investment Trust and Ron D. Kaplan, dated January 1, 1994, filed with the Commission as a portion of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 is incorporated herein by reference thereto.

          (xiii) Amended and Restated 1983 Stock Option Plan of Federal Realty Investment Trust and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust, filed with the Commission on August 17, 1994 on Form S-8, (File No. 33-55111) is incorporated herein by reference thereto.

          (xiv) Form of Severance Agreement between Federal Realty Investment Trust and Certain of its Officers dated December 31, 1994, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference thereto.

The following filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated herein by reference thereto:

          (xv) Credit Agreement Dated as of December 19, 1997 by and among Federal Realty Investment Trust, as Borrower, The Financial Institutions Party Thereto and Their Assignees Under Section 13.5.(a), as Lenders, Corestates Bank, N.A., as Syndication Agent, First Union National Bank, as Administrative Agent and as Arranger, and Wells Fargo Bank, as Documentation Agent and as Co- Arranger.

          (xvi) Performance Share Award Agreement between Federal Realty Investment Trust and Steven J. Guttman, as of January 1, 1998.

          (xvii) Form of Amended and Restated Restricted Share Award Agreements between Federal Realty Investment Trust and Steven J. Guttman for the years 1998 through 2002.

          (xviii) Performance Share Award Agreements between Federal Realty Investment Trust and Ron D. Kaplan, as of January 1, 1998.

          (xix) Restricted Share Award Agreements between Federal Realty Investment Trust and Ron D. Kaplan, as of January 1, 1998.

          (xx) Amended and Restated Employment Agreement between the Trust and Steven J. Guttman as of March 6, 1998.

          (xxi) Amended and Restated Executive Agreement between the Trust and Steven J. Guttman as of March 6, 1998.

          (xxii) Executive Agreement between the Trust and Ron D. Kaplan as of March 6, 1998.

          (xxiii) Amended and Restated Severance Agreement between the Trust and Ron D. Kaplan as of March 6, 1998.

          (xxiv) Severance Agreement between the Trust and Catherine R. Mack as of March 6, 1998.

 The following filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference thereto:

          (xxv) Term Loan Agreement, dated as of December 22, 1998 by and among Federal Realty Investment Trust, as Borrower, the Financial Institutions Party Thereto and Their Assignees Under Section 13.5.(d), as Lenders, Commerzbank Aktiengesellschaft, New York Branch as Syndication Agent, PNC, National Association, as Administrative Agent and Fleet National Bank, as documentation agent.

 The following filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference thereto:

          (xxvi) Amended and Restated Severance Agreement between the Trust and Nancy J. Herman as of December 27, 1999.

          (xxvii) Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood.

          (xxviii) Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood.

          (xxix) Amendment to Performance Share Award Agreement dated as of February 25, 2000 between Federal Realty Investment Trust and Steven
          J. Guttman.

          (xxx) Amendments to Performance Share Award Agreements dated as of February 25, 2000 between Federal Realty Investment Trust and Ron D. Kaplan.

 The following are filed as exhibits hereto:

          (xxxi) Amendment to Restricted Share Award Agreement dated December 8, 2000 between Federal Realty Investment Trust and Ron D. Kaplan.

          (xxxii) Amendment to Restricted Share Award Agreement dated December 8, 2000 between Federal Realty Investment Trust and Ron D. Kaplan.

          (xxxiii) Amendment to Restricted Share Award Agreement dated December 8, 2000 between Federal Realty Investment Trust and Don C. Wood.

          (xxxiv) Split Dollar Life Insurance Agreement dated May 20, 1998 between Federal Realty Investment Trust and The Ronald D. Kaplan Family Trust.

          (xxxv) Split Dollar Life Insurance Agreement dated June 7, 1998 between Federal Realty Investment Trust and The Guttman Family 1998 Trust.

          (xxxvi) Split Dollar Life Insurance Agreement dated August 12, 1998 between Federal Realty Investment Trust and Donald C. Wood.

          (xxxvii) Split Dollar Life Insurance Agreement dated November 2, 2000 between Federal Realty Investment Trust and The Nancy J. Herman Insurance Trust.


     (12) Statements regarding computation of ratios.......

     (21) Subsidiaries of the registrant....................
          Filed as an exhibit hereto.

     (23) Consent of Grant Thornton LLP....................

(b)  Reports on Form 8-K Filed during the Last Quarter
     -------------------------------------------------

          A Form 8-K, dated November 3, 2000, was filed in response to Item 5. A Form 8-K, dated February 14, 2001 was filed in response to Item 5.

       ---------

+ For Edgar filing only.

                                  SIGNATURES
                                  ----------
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FEDERAL REALTY INVESTMENT TRUST

Date:    March 15, 2001                          By:Steven J. Guttman
                                                    -----------------
                                                    Steven J. Guttman
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                  Title                          Date
----------                  -----

                            Chairman of the Board
                            and Chief Executive
Steven J. Guttman           Officer                        March 15, 2001
----------------------                                     --------------
Steven J. Guttman

                            President and
Donald C. Wood              Chief Operating Officer        March 15, 2001
-----------------------                                    --------------
Donald C. Wood

                            Vice-President,
                            Chief Financial Officer
                            And Treasurer (Chief
Cecily A. Ward              Accounting Officer)            March 15, 2001
----------------------                                     --------------
Cecily A. Ward

Dennis L. Berman            Trustee                        March 15, 2001
----------------------                                     --------------
Dennis L. Berman

Kenneth D. Brody            Trustee                        March 15, 2001
----------------------                                     --------------
Kenneth D. Brody

Kristin Gamble              Trustee                        March 15, 2001
----------------------                                     --------------
Kristin Gamble

Walter F. Loeb              Trustee                        March 15, 2001
----------------------                                     --------------
Walter F. Loeb

Mark S. Ordan               Trustee                        March 15, 2001
----------------------                                     --------------
Mark S. Ordan

                             FINANCIAL STATEMENTS
                                      AND
                                   SCHEDULES

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of
Federal Realty Investment Trust:

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, common shareholders' equity, and cash flows for each of the years in the two year period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Realty Investment Trust and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules included on pages F-28 through F-33 of the Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


Arthur Andersen LLP
Vienna, Virginia
February 13, 2001

                                       F1

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

Trustees and Shareholders
Federal Realty Investment Trust

We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of Federal Realty Investment Trust for the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Federal Realty Investment Trust operations and its consolidated cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we have also audited Schedules III and IV for the year ended December 31, 1998. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP
Washington, D.C.
February 8, 1999

                                       F2

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,             December 31,
                                                                                           2000                    1999

                                   ASSETS                                                           (in thousands)
Investments
  Real estate, at cost                                                                   $1,854,913                $1,721,459
  Less accumulated depreciation and amortization                                           (351,258)                 (317,921)
                                                                                      --------------           ---------------

                                                                                          1,503,655                 1,403,538
Other Assets
  Cash                                                                                       11,357                    11,738
  Mortgage notes receivable                                                                  47,360                    53,495
  Accounts and notes receivable                                                              13,092                    23,130
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                                     38,140                    36,807
  Debt issue costs, net of accumulated amortization
    of 3,982 and 3,885, repsectively                                                          7,475                     5,340
                                                                                      --------------           ---------------
                                                                                         $1,621,079                $1,534,048
                                                                                      ==============           ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                       $  121,611                $  122,026
  Mortgages payable                                                                         202,300                    50,547
  Notes payable                                                                             225,246                   162,768
  Accounts payable and accrued expenses                                                      36,810                    34,974
  Dividends payable                                                                          19,892                    19,431
  Security deposits                                                                           5,537                     5,068
  Prepaid rents                                                                               8,819                     6,788
Senior notes and debentures                                                                 410,000                   510,000
5 1/4% Convertible subordinated debentures                                                   75,289                    75,289
Investors' interest in consolidated assets                                                   47,921                    45,330

Commitments and contingencies

Shareholders' equity
  Preferred stock, authorized 15,000,000 shares, $.01 par 7.95% Series A
     Cumulative Redeemable Preferred Shares, (stated at
     liquidation preference $25 per share), 4,000,000 shares issued in 1997                 100,000                   100,000
  Common shares of beneficial interest, $.01 par , 100,000,000 shares
     authorized, 40,910,972 and 40,418,766 issued, respectively                                 410                       404
  Additional paid in capital                                                                723,078                   713,354
  Accumulated dividends in excess of Trust net income                                      (306,287)                 (286,348)
                                                                                      --------------           ---------------

                                                                                            517,201                   527,410

Less:1,441,594 and 217,644 common shares in treasury - at cost, respectively                (27,753)                   (4,334)
         Deferred compensation on restricted shares                                         (17,254)                  (15,219)
         Notes receivable from employee stock  plans                                         (4,540)                   (6,030)
                                                                                      --------------           ---------------

                                                                                            467,654                   501,827
                                                                                      --------------           ---------------

                                                                                         $1,621,079                $1,534,048
                                                                                      ==============           ===============

The accompanying notes are an integral part of these consolidated statements.

                                       F3

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Year ended December 31,
                                                                                2000           1999            1998
                                                                                ----           ----            ----
                                                                               (In thousands, except per share data)
Revenue
  Rental income                                                               $260,684       $245,833       $222,186
  Interest and other income                                                      7,532          7,649          5,945
  Other property income                                                         11,065         11,231         10,347
                                                                             ---------       --------       --------
                                                                               279,281        264,713        238,478

Expenses
  Rental                                                                        56,280         53,677         49,490
  Real estate taxes                                                             26,620         25,021         23,271
  Interest                                                                      66,418         61,492         55,125
  Administrative                                                                13,318         15,120         16,461
  Depreciation and amortization                                                 53,259         50,011         46,047
                                                                             ---------       --------       --------

                                                                               215,895        205,321        190,394
                                                                             ---------       --------       --------
Operating income before investors' share
  of operations  and gain (loss) on sale of real estate                         63,386         59,392         48,084

  Investors' share of operations                                                (6,544)        (3,899)        (3,124)
                                                                             ---------       --------       --------

Income before gain (loss) on sale of real estate                                56,842         55,493         44,960

 Gain (loss) on sale of real estate                                              3,681         (7,050)          -
                                                                             ---------       --------       --------

              Net income                                                        60,523         48,443         44,960

Dividends on preferred stock                                                    (7,950)        (7,950)        (7,950)
                                                                             ---------       --------       --------

              Net income available for common shareholders                    $ 52,573       $ 40,493       $ 37,010
                                                                             ---------       --------       --------
Earnings per common share, basic
    Income before gain (loss) on sale of real estate                          $   1.26       $   1.20       $   0.94
    Gain (loss) on sale of real estate                                            0.10          (0.18)           -
                                                                             ---------       --------       --------
                                                                              $   1.36       $   1.02       $   0.94
                                                                             =========       ========       ========
    Weighted average number of common shares, basic                             38,796         39,574         39,174
                                                                             =========       ========       ========
Earnings per common share, diluted
    Income before gain (loss) on sale of real estate                          $   1.26       $   1.19       $   0.94
    Gain (loss) on sale of real estate                                            0.09          (0.17)           -
                                                                             ---------       --------       --------

                                                                              $   1.35       $   1.02       $   0.94
                                                                             =========       ========       ========

    Weighted average number of common shares, diluted                           39,910         40,638         40,080
                                                                             =========       ========       ========

The accompanying notes are an integral part of these consolidated statements.

                                       F4

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                              Year ended December 31,

                                                                    2000                                      1999
                                                                    ----                                      ----
                                                 -------------------------------------------- --------------------------------------
(in thousands, except share data)                    Shares         Amount       Additional     Shares      Amount     Additional
                                                                              Paid-in Capital                        Paid-in Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                       40,418,766      $      404      $ 713,354  40,139,675   $  707,724            -
  Adjustment to reflect change in par value                 -               -              -           -     (707,323)   $ 707,323
  Exercise of stock options                            67,684               1          1,398      52,667            -        1,092
  Shares issued under dividend reinvestment plan      153,713               2          3,136     165,770            2        3,566
  Performance and Restricted Shares granted, net
        of Restricted Shares retired                  270,809               3          5,190      60,654            1        1,373
                                                  -----------      ----------      ---------  ----------   ----------    ---------

  Balance, end of year                             40,910,972      $      410      $ 723,078  40,418,766   $      404    $ 713,354
                                                  ===========      ==========      =========  ==========   ==========    =========

Accumulated Dividends in Excess of Trust
  Net Income
  Balance, beginning of year                                        ($286,348)                              ($255,211)
  Net income                                                           60,523                                  48,443
  Dividends declared to common shareholders                           (72,512)                                (71,630)
  Dividends declared to preferred shareholders                         (7,950)                                 (7,950)
                                                                   ----------                              ----------

  Balance, end of year                                              ($306,287)                              ($286,348)
                                                                   ==========                              ==========

Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year                         (217,644)        ($4,334)                   (59,425)     ($1,376)
  Performance and Restricted Shares issued                  -               -                          -            -
  Performance and Restricted Shares forfeited         (38,550)           (787)                   (17,719)        (393)
  Purchase of treasury shares                      (1,185,400)        (22,632)                  (140,500)      (2,565)
                                                  -----------      ----------                 ==========   ==========

  Balance, end of year                             (1,441,594)       ($27,753)                  (217,644)     ($4,334)
                                                  ===========      ==========                 ==========   ==========

Deferred Compensation on Restricted Shares
  Balance, beginning of year                         (599,427)       ($15,219)                  (582,910)    ($14,892)
  Performance and Restricted Shares issued,
    net of forfeitures                               (218,771)         (4,151)                   (31,660)        (730)
  Vesting of Performance and Restricted Shares         82,323           2,116                     15,143          403
                                                  -----------      ----------                 ----------   ----------
  Balance, end of year                               (735,875)       ($17,254)                  (599,427)    ($15,219)
                                                  ===========      ==========                 ==========   ==========

Subscriptions receivable from employee stock
  plans
  Balance, beginning of year                         (317,606)        ($6,030)                  (337,111)     ($6,298)
  Subscription loans issued                            (5,500)           (115)                    (9,083)        (190)
  Subscription loans paid                              80,468           1,605                     28,588          458
                                                  -----------      ----------                 ----------   ----------
  Balance, end of year                               (242,638)        ($4,540)                  (317,606)     ($6,030)
                                                  ===========      ==========                 ==========   ==========

                                                                             1998
                                                                             ----
                                                            ------------------------------------------
(In thousands, except share data)                             Shares         Amount       Additional
                                                                                       Paid-in Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                                  39,200,201   $  684,823          -
  Adjustment to reflect change in par value                            -            -          -
  Exercise of stock options                                      230,908        4,880          -
  Shares issued under dividend reinvestment plan                 167,511        3,990          -
  Performance and Restricted Shares granted, net
        of Restricted Shares retired                             541,055       14,031          -
                                                             -----------   ----------    -------------

  Balance, end of year                                        40,139,675   $  707,724          -
                                                             ===========   ==========    =============

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                                ($222,709)
  Net income                                                                   44,960
  Dividends declared to common shareholders                                   (69,512)
  Dividends declared to preferred shareholders                                 (7,950)
                                                                           ----------

  Balance, end of year                                                      ($255,211)
                                                                           ==========



Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year                                     (52,386)     ($1,002)
  Performance and Restricted Shares issued                        35,000          649
  Performance and Restricted Shares forfeited                    (42,039)      (1,023)
  Purchase of treasury shares                                          -            -
                                                             -----------   ----------

  Balance, end of year                                           (59,425)     ($1,376)
                                                             ===========   ==========




Deferred Compensation on Restricted Shares
  Balance, beginning of year                                     (22,000)       ($621)
  Performance and Restricted Shares issued,
    net of forfeitures                                          (576,055)     (14,679)
  Vesting of Performance and Restricted Shares                    15,145          408
                                                             -----------   ----------

  Balance, end of year                                          (582,910)    ($14,892)
                                                             ===========   ==========

Subscriptions receivable from employee stock plans
  Balance, beginning of year                                    (382,725)     ($6,681)
  Subscription loans issued                                     (111,114)      (2,378)
  Subscription loans paid                                        156,728        2,761
                                                             -----------   ----------

  Balance, end of year                                          (337,111)     ($6,298)
                                                             ===========   ==========

The accompanying notes are an integral part of these consolidated statements.

                                       F5

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year ended December 31,
                                                                       2000                      1999                   1998
                                                                  -----------------      -----------------        ---------------
                                                                                             (In thousands)
OPERATING ACTIVITIES
  Net income                                                                $60,523                $48,443                $44,960
  Items not requiring cash outlays
     Depreciation and amortization                                           53,259                 50,011                 46,047
    (Gain) loss on sale of real estate                                       (3,681)                 7,050                      -
    Other, net                                                                1,634                  2,395                  2,301
  Changes in assets and liabilities
     Decrease (increase) in accounts receivable                                 323                 (5,257)                   878
     Increase in prepaid expenses and other
      assets before depreciation and amortization                            (6,834)                (2,183)                (9,571)
     Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                                      3,342                 (1,202)                 2,148
     (Decrease) increase  in accrued expenses                                (2,420)                 2,926                  3,664
                                                                  -----------------    -------------------    -------------------

  Net cash provided by operating activities                                 106,146                102,183                 90,427

INVESTING ACTIVITIES
  Acquisition of real estate                                                (23,554)               (25,337)               (92,946)
  Capital expenditures                                                     (145,838)               (90,796)               (73,030)
  Repayments (Issuance) of mortgage notes receivable, net                       494                 (2,341)               (21,375)
  Proceeds from sale of real estate, net of costs                            47,157                 19,161                      -
  Other, net                                                                      -                      -                   (295)
                                                                  -----------------    -------------------    -------------------

  Net cash used in investing activities                                    (121,741)               (99,313)              (187,646)

FINANCING ACTIVITIES
  Borrowing (repayment) of short-term debt, net                              47,400               (100,147)               144,357
  Proceeds from mortgage and construction financing, net of costs           166,383                      -                      -
  (Repayment) issuance of senior notes, net of costs                       (100,000)               172,193                 79,540
  Issuance of common shares                                                   3,428                  2,243                  5,310
  Common shares repurchased                                                 (22,632)                (2,565)                     -
  Payments on mortgages, capital leases and notes payable                    (2,169)                (1,151)               (55,248)
  Dividends paid                                                            (77,499)               (76,617)               (74,284)
  Increase (decrease) in minority interest, net                                 303                 (2,318)                (2,269)
                                                                  -----------------    -------------------    -------------------

  Net cash provided by (used in) financing activities                        15,214                 (8,362)                97,406
                                                                  -----------------    -------------------    -------------------

 (Decrease) increase in cash                                                   (381)                (5,492)                   187

 Cash at beginning of year                                                   11,738                 17,230                 17,043
                                                                  -----------------    -------------------    -------------------

 Cash at end of year                                                        $11,357                $11,738                $17,230
                                                                  =================    ===================    ===================

The accompanying notes are an integral part of these consolidated statements.

                                      F6

Federal Realty Investment Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999, and 1998


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Federal Realty Investment Trust (the "Trust") is a full-service real estate company, which owns and operates community and neighborhood shopping centers and which owns and develops main street retail properties, retail buildings and mixed-use properties located in densely developed urban and suburban areas.

     The Trust operates in a manner intended to enable it to qualify as a real estate investment trust for federal income tax purposes. A trust which distributes at least 95% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, no provision for Federal income taxes is required.

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

Revenue Recognition. Leases with tenants are classified as operating leases. Minimum rents are recognized on a straight-line basis over the terms of the related leases net of valuation adjustments based on management's assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based on gross tenant sales, are recognized at the end of the lease year or other period in which tenant sales' volumes have been reached and the percentage rents are due. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the expenditures occurred.

Real Estate. Land, buildings and real estate under development are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range from three to 25 years on apartment buildings and improvements, and from three to 35 years on retail properties and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements are capitalized and depreciated over the life of the lease and their estimated useful life, respectively. The gain or loss resulting from the sale of properties is included in net income at the time of sale. Upon termination of a lease, undepreciated tenant improvement costs are charged to operations if the assets are replaced and the asset and the corresponding accumulated depreciation are retired.

                                       F7

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

     Certain external and internal costs directly related to the development, redevelopment and leasing of real estate including applicable salaries and their related direct costs are capitalized. The capitalized costs associated with developments, redevelopments and leasing are depreciated or amortized over the life of the improvement and lease, respectively. Unamortized leasing costs are charged to operations if the applicable tenant vacates before the expiration of their lease. Through March 1998, internal costs of preacquisition activities incurred in connection with the acquisition of an operating property were capitalized. On March 19, 1998 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus opinion on issue #97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which requires that the internal costs of preacquisition activities incurred in connection with the acquisition of an operating property be expensed as incurred. Consequently, the Trust has been expensing these costs since March 1998.

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

Risk Management. The Trust has occasionally entered into derivative contracts prior to a scheduled financing or refinancing in order to minimize the risk of changes in interest rates. The derivative contracts are designated as hedges when acquired. The gain or loss on these transactions is recognized as a component of interest expense over the life of the financing.

                                       F8

The Trust does not use derivative financial instruments for trading or speculative purposes. There were no open derivative contracts at December 31, 2000 or 1999. In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to certain risks. SFAS No. 137 "Deferral of Effective Date of SFAS No. 133" was issued and delayed the effective date of SFAS No. 133. SFAS No. 133 is effective January 1, 2001 for the Trust. As previously stated, the Trust has no derivatives as of December 31, 2000 and as a result, there is no related transition adjustment upon transition.

Acquisition, Development and Construction Loan Arrangements. The Trust has made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made the Trust did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. Using guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled "ADC Arrangements" ("the Third Notice"), the Trust evaluates each investment to determine whether the loan arrangement qualifies under the Third Notice as a loan, joint venture or real estate investment and the appropriate accounting thereon; such determination affects the Trust's balance sheet classification of these investments and the recognition of interest income derived therefrom. Generally, the Trust receives additional interest on these loans, however the Trust never receives in excess of 50% of the residual profit in the project (as defined in the Third Notice) and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of the Trust's loan (or a combination thereof) the loans qualify for loan accounting. The amounts under ADC arrangements at December 31, 2000 and 1999 are $47.4 million and $53.5 million, respectively and interest income recognized thereon was $5.0 million and $5.7 million, respectively.

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

                                       F9

Earnings Per Share. The Trust calculates basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS excludes dilution and is computed by dividing net income available for common shareholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Trust.

     The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

                                              2000       1999       1998
-------------------------------------------------------------------------
Numerator
---------
Net income available for common
  shareholders - basic                     $52,573     $40,493    $37,010
Income attributable to
  operating partnership units                1,311         831        578
                                           -------     -------    -------
 Net income available for common
  shareholders - diluted                   $53,884     $41,324    $37,588
                                           =======     =======    =======

Denominator
-----------
Denominator for basic EPS-
    weighted average shares                 38,796      39,574     39,174
Effect of dilutive securities
  Stock options and awards                     155         214        292
  Operating partnership units                  959         850        614
                                           -------     -------    -------
Weighted average shares - diluted           39,910      40,638     40,080
                                           =======     =======    =======

     Stock options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

                                      F10

NOTE 1: REAL ESTATE AND ENCUMBRANCES

          A summary of the Trust's properties at December 31, 2000 and 1999 is as follows (in thousands):

                                       Accumulated
                                     depreciation and
2000                        Cost       amortization    Encumbrances
-------------------------------------------------------------------

Retail properties        $1,633,448      $276,982        $ 202,300
Retail properties
  under capital leases      214,805        68,564          121,611
Apartments                    6,660         5,712                -
                         ----------      --------         --------

                         $1,854,913      $351,258         $323,911
                         ==========      ========         ========

1999

Retail properties        $1,506,684      $251,946         $ 50,547
Retail properties
  under capital leases      208,135        60,487          122,026
Apartments                    6,640         5,488                -
                         ----------      --------         --------

                         $1,721,459      $317,921         $172,573
                         ==========      ========         ========

          During 2000, the Trust expended cash of $23.6 million to acquire real estate and an additional $145.8 million to improve, redevelop and develop its existing real estate. The Trust purchased the 75,000 square foot Greenlawn Plaza in Greenlawn, New York for $6.2 million. Control of a parcel of land for future development in Hillsboro, Oregon was acquired for $11.7 million; an additional $1.6 million will be owed if certain cash flow criteria are met during the first ten years of operations. Other acquisitions include a parcel of land in Bethesda, Maryland for $461,000; an additional property for the Trust's Houston Street project in San Antonio, Texas for cash of $1.2 million and the assumption of a $345,000 mortgage; a retail building in Santa Monica, California in satisfaction of a $5.2 million mortgage note receivable and cash of $1.7 million; and the $2.3 million redemption of 100,000 operating partnership units which had been issued in connection with the purchase of Courthouse Square and Magruders Shopping Centers.

      Of the $145.8 million spent in 2000 on the Trust's existing real estate portfolio, approximately $82.1 million was invested in development projects in Bethesda, Maryland; San Jose, California; and in Arlington, Virginia. The remaining $63.7 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the renovation of Greenlawn Plaza, the office expansion and retenanting of Willow Lawn Shopping Center, the renovation of Brunswick Shopping Center, and the redevelopment of retail buildings in Forest Hills, New York, San Antonio, Texas and southern California.

      The Trust, which held the 1% general partnership interest, obtained

                                      F11
an additional 98% general partnership interest in the future operations of Loehmann's Plaza. The minority partner received 190,000 partnership units valued at $3.6 million and the satisfaction of amounts due the Trust from the partnership.

     The Trust's 123 retail properties at December 31, 2000 are located in 15 states and the District of Columbia. There are approximately 2,100 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.1% of revenue.

     Mortgage notes receivable of $47.4 million are due over various terms from January 2001 to May 2021 and have an average weighted interest rate of 10.0%. Under the terms of certain of these mortgages, the Trust will receive additional interest based upon the gross income of the secured properties and, upon sale of the properties, the Trust will share in the appreciation of the properties.

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

     Mortgages payable and capital lease obligations are due in installments over various terms extending to 2016 and 2060, respectively, with interest rates ranging from 5.5% to 11.25%. Certain of the capital lease obligations require additional interest payments based upon property performance. There were no maturing mortgages in 2000 or 1999. In 1998 the Trust paid off maturing mortgages totaling $53.5 million.

     On October 23, 2000, the Trust obtained a $152 million mortgage loan which is secured by five shopping centers. The mortgage, which bears interest at 7.95%, matures November 1, 2015 and required an up-front fee of $988,000. The loan provides for interest only payments for the initial three years, then monthly principal and interest payments based on a twenty-seven year amortization schedule until the maturity date. The proceeds from the mortgage loan were used to pay down the Trust's syndicated credit facility.

     In anticipation of the mortgage loan placement in the third quarter of 2000, the Trust purchased a Treasury Yield Hedge (notional amount of $140 million) to hedge the risk of changes in interest rates. The hedge was terminated on June 30, 2000 at a gain of $165,000 which is being recognized as a reduction of interest expense over the term of the mortgage loan.

                                      F12

     Scheduled principal payments on mortgage indebtedness as of December 31, 2000 are as follows (in thousands):

Year ending December 31,
2001                                         $  30,696
2002                                                35
2003                                               172
2004                                             1,725
2005                                             1,886
Thereafter                                     167,786
                                               -------
                                             $ 202,300
                                               =======

     Future minimum lease payments and their present value for property under capital leases as of December 31, 2000, are as follows (in thousands):

Year ending December 31,
2001                                         $  11,736
2002                                            11,528
2003                                            11,458
2004                                            11,673
2005                                            11,673
Thereafter                                     504,161
                                               -------
                                               562,229
Less amount representing interest             (440,618)
                                               -------
Present value                                $ 121,611
                                               =======

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

     The components of rental income are as follows (in thousands):

                               Year ended December 31,
                            2000        1999        1998
----------------------------------------------------------
Retail properties
  Minimum rents          $208,474     $197,299    $178,936
  Cost reimbursements      43,056       39,574      34,897
  Percentage rent           6,364        6,277       5,766
Apartments - rents          2,790        2,683       2,587
                         --------     --------    --------
                         $260,684     $245,833    $222,186
                         ========     ========    ========

                                      F13

The components of rental expense are as follows (in thousands):

                                 Year ended December 31,
                              2000       1999         1998
-----------------------------------------------------------

Repairs and maintenance     $16,590     $15,347     $13,942
Management fees and costs     9,831      10,635       9,510
Utilities                     8,096       7,120       7,625
Payroll - properties          4,510       4,440       3,775
Ground rent                   3,190       2,933       2,829
Insurance                     2,900       2,774       2,610
Other operating              11,163      10,428       9,199
                            -------     -------     -------
                            $56,280     $53,677     $49,490
                            =======     =======     =======

     Minimum future retail property rentals on noncancelable operating leases, before any reserve for uncollectible amounts, on operating properties as of December 31, 2000 are as follows (in thousands):

Year ending December 31,
2001                                            $  201,753
2002                                               188,629
2003                                               169,579
2004                                               148,357
2005                                               127,460
Thereafter                                         713,263
                                                ----------
                                                $1,549,041
                                                ==========

                                      F14

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

     The Trust estimates the fair value of its financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable debt and equity securities; (2) quoted market prices are used to estimate the fair value of the Trust's marketable convertible subordinated debentures; (3) discounted cash flow analyses are used to estimate the fair value of mortgage notes receivable and payable, using the Trust's estimate of current interest rates for similar notes;
(4) carrying amounts in the balance sheet approximate fair value for cash, accounts payable, accrued expenses and short term borrowings. Notes receivable from officers are excluded from fair value estimation since they have been issued in connection with employee stock ownership programs.

                       December 31, 2000       December 31, 1999
(in thousands)          Carrying   Fair         Carrying   Fair
                          Value   Value           Value   Value
                       -----------------       -----------------
Cash & equivalents    $11,357    $11,357       $11,738   $11,738
Investments             2,356      2,356         2,403     2,403
Mortgage notes
 receivable            47,360     48,039        53,495    54,174
Mortgages and notes
 payable              427,546    427,937       213,315   213,579
Convertible
 debentures            75,289     71,058        75,289    71,058
Senior notes          410,000    411,934       510,000   488,355

                                      F15

NOTE 3. NOTES PAYABLE
---------------------

     The Trust's notes consist of the following (in thousands):

                                   2000         1999
------------------------------------------------------

Revolving credit facilities     $ 78,000      $ 34,000
Term note with banks             125,000       125,000
Construction loan                 16,241             -
Other                              6,005         3,768
                                --------      --------

                                $225,246      $162,768
                                ========      ========

     In December 1997 the Trust obtained a five year syndicated revolving credit facility for $300 million due December 2002. The syndicated facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

     In December 1998 the Trust obtained a four year loan of $125 million from five institutional lenders. The loan, due December 2002, requires fees and has the same covenants as the syndicated credit facility.

     In June 2000, the Trust modified certain covenants and extended the maturity date to December 19, 2003 of its syndicated credit facility and its $125 million term loan. Fees paid for this extension totaled $1.0 million. The Trust is in compliance with all covenants.

     In July 2000, citing the Trust's pursuit of development and the resulting capital requirements, Standard and Poor's lowered the rating on the Trust's senior notes from BBB+ to BBB flat with a positive outlook. Under the terms of the syndicated credit facility, this lowered rating resulted in an increase in the Trust's borrowing rate from LIBOR plus 65 basis points to LIBOR plus 80 basis points. The interest rate on the term loan increased from LIBOR plus 75 basis points to LIBOR plus 95 basis points.

     The maximum drawn under these facilities during 2000, 1999 and 1998 was $343.1 million, $330.0 million and $259.1 million, respectively. In 2000, 1999 and 1998 the weighted average interest rate on borrowings was 7.2%, 5.9% and 6.1%, respectively, and the average amount outstanding was $283.2 million, $296.4 million and $163.6 million, respectively.

     On February 29, 2000, the Trust obtained a construction loan for up to $24.5 million in connection with the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 1.2% to 1.5%, depending on occupancy levels, matures August 29, 2002 with two one-year extension options. At December 31, 2000, the outstanding balance on the construction loan was $16.2 million. No principal payments are due until maturity. The property secures the construction loan facility.

                                      F16

     In connection with the land held for future development in Hillsboro, Oregon, the Trust issued a $3.4 million note which is due June 30, 2001. The loan bears interest at LIBOR plus 1.25%. The property secures the loan facility.

NOTE 4. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
--------------------------------------------------

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

     At December 2000 and 1999 the Trust had outstanding $289,000 of 5 1/4% convertible subordinated debentures due 2002. The debentures which are convertible into shares of beneficial interest at $30.625 were not registered under the Securities Act of 1933 and were not publicly distributed within the United States.

     The Trust is in compliance with the terms of these borrowings. No principal is due on these notes prior to maturity.

NOTE 5. SENIOR NOTES AND DEBENTURES
-----------------------------------

     Unsecured senior notes and debentures at December 31, 2000 and 1999 consist of the following (in thousands):

                                                  2000     1999
---------------------------------------------------------------

8.875% Notes due January 15, 2000              $      -  $100,000
8% Notes due April 21, 2002                      25,000    25,000
6.74% Medium-Term Notes due March 10, 2004       39,500    39,500
6.625% Notes due December 1, 2005                40,000    40,000
6.99% Medium-Term Notes due March 10, 2006       40,500    40,500
6.82% Medium-Term Notes due August 1, 2027,
 redeemable at par by holder August 1, 2007 40,000 40,000 7.48% Debentures due August 15, 2026,
 redeemable at par by holder August 15, 2008     50,000    50,000
8.75% Notes due December 1, 2009                175,000   175,000
                                               --------  --------

                                               $410,000  $510,000
                                               ========  ========

     On January 17, 2000 the Trust's $100 million of 8.875% Notes matured and were paid with borrowings from the Trust's syndicated credit facilities.

     The loan agreements contain various covenants, including limitations on the amount of debt and minimum debt service coverage ratios. The Trust is in compliance with all covenants. No principal is due on these notes prior to maturity.

                                      F17

     In September 1998 the Trust filed a $500 million shelf registration statement with the Securities and Exchange Commission which allows the issuance of debt securities, preferred shares and common shares. As of December 31, 2000, $325 million is available under the shelf registration.

 NOTE 6. DIVIDENDS
 -----------------

     On November 2, 2000 the Trustees declared a quarterly cash dividend of $.47 per common share, payable January 15, 2001 to common shareholders of record January 2, 2001. For the years ended December 31, 2000, 1999 and 1998, $.11, $.16, and $.31 of dividends paid per common share, respectively, represented a return of capital.

     On November 2, 2000 the Trustees declared a quarterly cash dividend of $.49687 per share on its Series A Cumulative Redeemable Preferred Shares, payable on January 31, 2001 to shareholders of record on January 15, 2001.

     For the year ended December 31, 2000, $.04 of dividends paid per common share and per preferred share represent a capital gain. There were no capital gains in 1999 or 1998.

NOTE 7. COMMITMENTS AND CONTINGENCIES
-------------------------------------

     Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated residential developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer, because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that they anticipate they will incur as a result of defaults under the contract. The original contractor filed a counter-claim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor and the Trust does not believe that there will be any material impairment on the project as a result of the schedule delays.

     In addition, the Trust is involved in various other lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

                                      F18

     Pursuant to the provisions of the Congressional Plaza partnership agreement, in the event of the exercise of put options by another partner, which are currently exercisable and have no expiration date, the Trust would be required to purchase a 37.5% interest at Congressional Plaza at its then fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27 million.

     Under the terms of six other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or a limited number of common shares of the Trust, at the election of the limited partners. In certain of the partnerships if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

     The limited partners of two partnerships, owning street retail properties in southern California, have exercised their rights under these agreements. The Trust purchased their interests in March 2001 for approximately $18 million, approximately $7 million in common shares of the Trust and the balance in cash.

     Under the terms of certain other partnership agreements, the partners may exchange their 904,589 operating partnership units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust. During the third quarter of 2000 the Trust redeemed 100,000 operating units for cash of $2.3 million

     As of December 31, 2000 in connection with renovation and development projects, the Trust has contractual obligations of approximately $46 million.

     The Trust is obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows (in thousands):

2001                                                 $4,095
2002                                                  4,321
2003                                                  4,398
2004                                                  4,409
2005                                                  4,463
Thereafter                                          278,608
                                                   --------
                                                   $300,294
                                                   ========

NOTE 8. SHAREHOLDERS' EQUITY
----------------------------

     In May 1999, the Trust reorganized as a Maryland real estate investment trust by amending and restating its declaration of trust and bylaws. The Amended Declaration of Trust changed the number of authorized shares of common and preferred shares from unlimited to 100,000,000 and 15,000,000, respectively. In addition, all common shares of beneficial

                                      F19
interest, no par value, which were issued and outstanding were changed to common shares of beneficial interest, $0.01 par value per share and all Series A Cumulative Redeemable Preferred Shares of beneficial interest, no par value, which were issued and outstanding were changed to Series A Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value per share.

     On October 6, 1997 the Trust issued four million 7.95% Series A Cumulative Redeemable Preferred Shares at $25 per share in a public offering, realizing cash proceeds of approximately $96.6 million after costs of $3.4 million. The Series A Preferred Shares are not redeemable prior to October 6, 2002. On or after that date, the Preferred Shares may be redeemed, in whole or in part, at the option of the Trust, at a redemption price of $25 per share plus all accrued and unpaid dividends. The redemption price is payable solely out of proceeds from the sale of other capital shares of the Trust. Dividends on the Preferred Shares are payable quarterly in arrears on the last day of January, April, July and October.

     The Trust has a Dividend Reinvestment Plan, whereby shareholders may use their dividends and make optional cash payments to purchase shares. In 2000, 1999, and 1998, 153,713 shares, 165,770 shares, and 167,511 shares, respectively, were issued under the Plan.

     In December 1999, the Trustees authorized a share repurchase program for calendar year 2000 of up to an aggregate of 4 million of the Trust's common shares. A total of 1,325,900 shares were repurchased, at a cost of $25.2 million. The Trust does not expect to repurchase shares in 2001.

     In 2000, 270,809 common shares were awarded to the Trust's president and other key employees under various incentive compensation programs designed to directly link a significant portion of their current and long term compensation to the prosperity of the Trust and its shareholders. The shares vest over terms from 3 to 8 years.

     In 1999, 65,660 common shares were awarded, and 5,006 shares were forfeited and retired, to the Trust's president and other key employees under various incentive compensation programs. Fifteen thousand shares vested upon award, and the balance vest over terms from 5 to 13 years.

     In 1998, 576,055 common shares, of which 35,000 were issued from treasury shares, were awarded to the Trust's president and certain other officers under various incentive compensation programs. Ten thousand shares vested upon award, 491,055 shares vest over terms from 5 to 13 years, and 75,000 shares vest upon the obtainment of certain performance criteria.

     In January 1994 under the terms of the 1993 Long Term Incentive Plan, an officer of the Trust purchased 40,000 common shares at $25 per share with the assistance of a $1.0 million loan from the Trust. The loan, which has a term of 12 years and a current balance of $562,500, bears interest at

                                      F20

6.24%. Forgiveness of up to 75% of the loan is subject to the future performance of the Trust. One eighth of the loan was forgiven on January 31, 1995 and an additional one sixteenth has been forgiven each January 31 since then as certain performance criteria of the Trust were met.

     In January 1991 the Trustees adopted the Federal Realty Investment Trust Share Purchase Plan. Under the terms of this plan, officers and certain employees of the Trust purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from the Trust. Originally, the Plan called for one sixteenth of the loan to be forgiven each year for eight years, as long as the participant was still employed by the Trust. The loans for all participants, but two, were modified in 1994 to extend the term an additional four years and to tie forgiveness in 1995 and thereafter to certain performance criteria of the Trust. One sixteenth of the loan has been forgiven during each year of the plan. At December 31, 2000 the Trust has outstanding purchase loans to participants of $1.4 million. The purchase loans bear interest at 9.39%. The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans associated with the plan are satisfied and the term has expired, without the consent of the Compensation Committee of the Board of Trustees.

     Tax loans with a balance of $2.2 million in 2000, $1.3 million in 1999 and $1.1 million in 1998 have been made in connection with restricted share grants to the Trust's President, Chief Investment Officer and Chief Operating Officer and in connection with the Share Purchase Plans. The loans, which bear interest ranging from 6.36% to 9.39%, are due over periods ranging from 8 to 13 years from the date of the loan.

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

     The option price to acquire shares under the 1993 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, the Trust had outstanding from its officers and employees notes for $2.6 million, $3.6 million and $3.4


                                      F21
million at December 31, 2000, 1999 and 1998, respectively. The notes issued under the 1993 Plan bear interest at the dividend rate on the date of exercise divided by the purchase price of such shares. The notes issued under the previous plans bear interest at the lesser of (i) the Trust's borrowing rate or
(ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by the shares and are with recourse. The loans have a term extending to the employee's or officer's retirement date.

     SFAS Statement No. 123, "Accounting for Stock-Based Compensation" requires pro forma information regarding net income and earnings per share as if the Trust accounted for its stock options under the fair value method of that Statement. The fair value for options issued in 2000, 1999, and 1998 has been estimated as $549,000, $434,000, and $2.6 million, respectively, as of the date of grant, using a binomial model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.2%, 5.4%,and 5.7%; volatility factors of the expected market price of the Trust's shares of 14%, 15%, and 19%; and a weighted average expected life of the option of 5.7 years, 6.6 years, and 6.3 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting period. The pro forma information is as follows (in thousands except for earnings per share):

                                      2000      1999     1998
--------------------------------------------------------------

Pro forma net income                 $59,445   $46,368 $43,179
Pro forma earnings per share, basic    $1.33      $.97    $.90
Pro forma earnings per share, diluted  $1.32      $.97    $.88

                                      F22

     A summary of the Trust's stock option activity for the years ended December 31, is as follows:

                                   Shares           Weighted
                                    Under           Average
                                   Option       Exercise Price
                                   ------       --------------
January 1, 1998                  2,848,342           $24.73
 Options granted                 1,293,500            25.06
 Options exercised                (228,908)           21.14
 Options forfeited                (304,118)           25.62
                                 ---------

December 31, 1998                3,608,816            25.00
 Options granted                   720,000            21.12
 Options exercised                 (52,667)           20.73
 Options forfeited                (380,635)           25.29
                                 ---------

December 31, 1999                3,895,514            24.31
 Options granted                   737,500            19.75
 Options exercised                 (67,684)           20.50
 Options forfeited                (847,049)           24.27
                                 ---------
December 31, 2000                3,718,281            23.46
                                 =========

     At December 31, 2000 and 1999, options for 2.3 million and 1.9 million shares, respectively, were exercisable. The average remaining contractual life of options outstanding at December 31, 2000 and 1999 was 8.1 years and 6.7 years, respectively. The weighted average grant date fair value per option for options granted in 2000 and 1999 was $.72 and $.65, respectively. The exercise price of options outstanding at December 31, 2000 ranged from $18.00 per share to $27.13 per share.

NOTE 10. SAVINGS AND RETIREMENT PLANS
-------------------------------------

     The Trust has a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees' contributions range, at the discretion of each employee, from 1% to 20% of compensation up to a maximum of $10,500. Under the plan, the Trust, out of its current net income, contributes 50% of each employee's first 5% of contributions. In addition, the Trust may make discretionary contributions within the limits of deductibility set forth by the Code. Employees of the Trust are immediately eligible to become plan participants. Employees are not eligible to receive matching contributions until their first anniversary of employment. The Trust's expense for the years ended December 31, 2000, 1999 and 1998 was $216,000, $223,000 and $218,000, respectively.

     A nonqualified deferred compensation plan for Trust officers was established in 1994. The plan allows the officers to defer future income until the earlier of age 65 or termination of employment with the Trust. As of December 31, 2000, the Trust is liable to participants for approximately $2.4 million under this plan. Although this is an unfunded

                                      F23
plan, the Trust has purchased certain investments with which to match this obligation.

NOTE 11. INTEREST EXPENSE
-------------------------

     The Trust incurred interest expense totaling $79.7 million, $68.4 million and $60.2 million in 2000, 1999 and 1998, respectively, of which $13.3 million, $6.9 million, and $5.1 million respectively, was capitalized. Interest paid was $83.1 million in 2000, $67.0 million in 1999, and $57.8 million in 1998.

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

     In preparing for these transactions, the Trust incurred expenses of approximately $2.8 million related to legal, accounting, tax and other advisory services related to the spin-off and the merger. Such costs have been expensed and are reflected as administrative expenses in the accompanying consolidated statement of operations


     At September 30, 1998 the Trust recorded a $4.7 million charge related to a comprehensive restructuring program, the implementation of which was begun during the fourth quarter of 1998. All costs related to the reorganization have been expended as of December 31, 2000.

NOTE 13. SUBSEQUENT EVENTS
--------------------------

     Under a Restricted Share Agreement designed to link his compensation with the prosperity of the shareholders, the Trust's Chief Executive Officer elected to accept stock in lieu of cash for both his 2000 bonus and his 2001 salary. As a result, in 2001, 35,000 common shares were awarded to the Chief Executive Officer in lieu of his 2001 cash salary and 26,869 shares were awarded in lieu of his 2000 cash bonus. The shares vest at the end of five years if the Chief Executive Officer is still employed by the Trust.

     Pursuant to the 1999 Incentive Bonus Plan, vice presidents and certain key employees receive part of their 2000 bonus in Federal Realty shares which vest over three years. Consequently, on February 14, 2001, 23,390 shares were awarded under this plan.

                                      F24

     On February 16, 2001, the Trust bought the land underlying the capital lease obligation, thereby, terminating the capital lease on Brick Plaza in Brick, New Jersey for $28 million. Concurrent with this transaction, the mortgage note receivable of $3.2 million owed to the Trust by the lessor was repaid.

NOTE 14. SEGMENT INFORMATION
----------------------------

     The Trust traditionally operated its business as a single business segment. During the fourth quarter of 1998, however, the Trust completed a comprehensive restructuring program which, among other things, divided its portfolio of assets into three geographic operating regions: Northeast, Mid-Atlantic and West.

                                      F25

     A summary of the Trust's operations by geographic region is presented below (in thousands):

                                           North             Mid
                2000                       East           Atlantic          West            Other            Consolidated
-------------------------------------------------------------------------------------------------------------------------
Rental income                             $113,078          $114,371      $ 33,235                 -           $  260,684
Other income                                 4,215             3,900         2,950                 -               11,065
Rental expense                             (23,261)          (24,766)       (8,253)                -              (56,280)
Real estate tax                            (14,347)           (9,159)       (3,114)                -              (26,620)
                                          --------          --------      --------                             ----------
  Net operating income                      79,685            84,346        24,818                                188,849
Interest income                                  -                 -             -             7,532                7,532
Interest expense                                 -                 -             -           (66,418)             (66,418)
Administrative expense                           -                 -             -           (13,318)             (13,318)
Depreciation and
  Amortization                             (25,169)          (21,915)       (5,242)             (933)             (53,259)
                                          --------          --------      --------           -------           ----------
Income before investors'
  Share of operations and
  Gain on sale of real
  Estate                                  $ 54,516          $ 62,431      $ 19,576          $(73,137)          $   63,386
                                          ========          ========      ========           =======           ==========
Capital expenditures                      $ 38,696          $ 60,783      $ 83,205                 _           $  182,684
                                          ========          ========      ========                             ==========
Real estate assets                        $754,048          $720,208      $380,657                 _           $1,854,913
                                          ========          ========      ========                             ==========

                                           North             Mid
                1999                       East           Atlantic          West            Other            Consolidated
-------------------------------------------------------------------------------------------------------------------------
Rental income                             $102,452          $111,624      $ 31,757                 -           $  245,833
Other income                                 5,672             3,903         1,656                 -               11,231
Rental expense                             (20,702)          (25,096)       (7,879)                -              (53,677)
Real estate tax                            (13,146)           (9,006)       (2,869)                -              (25,021)
                                          --------          --------      --------                             ----------
  Net operating income                      74,276            81,425        22,665                                178,366
Interest income                                  -                 -             -             7,649                7,649
Interest expense                                 -                 -             -           (61,492)             (61,492)
Administrative expense                           -                 -             -           (15,120)             (15,120)
Depreciation and
  Amortization                             (22,648)          (22,473)       (4,101)             (789)             (50,011)
                                          --------          --------      --------          --------           ----------
Income before investors'
  Share of operations and
  Loss on sale of real
  Estate                                  $ 51,628          $ 58,952      $ 18,564          $(69,752)          $   59,392
                                          ========          ========      ========          ========           ==========
Capital expenditures                      $ 32,547          $ 26,444      $ 62,512                 -           $  121,503
                                          ========          ========      ========                             ==========
Real estate assets                        $715,772          $663,019      $342,668                 -           $1,721,459
                                          ========          ========      ========                             ==========


                                           North             Mid
                1998                       East           Atlantic          West            Other            Consolidated
-------------------------------------------------------------------------------------------------------------------------
Rental income                             $ 93,632          $103,676       $ 24,878                 -          $  222,186
Other income                                 5,768             3,637            942                 -              10,347
Rental expense                             (20,259)          (22,826)        (6,405)                -             (49,490)
Real estate tax                            (12,745)           (8,422)        (2,104)                -             (23,271)
                                          --------          --------       --------                            ----------
  Net operating income                      66,396            76,065         17,311                               159,772
Interest income                                  -                 -              -             5,945               5,945
Interest expense                                 -                 -              -           (55,125)            (55,125)
Administrative expense                           -                 -              -           (11,796)            (11,796)
Reorganization expense                           -                 -              -            (4,665)             (4,665)
Depreciation and
  Amortization                             (20,224)          (22,218)        (2,650)             (955)            (46,047)
                                          --------          --------       --------         ---------          ----------
Income before investors'
  Share of operations and
  Gain on sale of real
  Estate                                  $ 46,172          $ 53,847       $ 14,661         $ (66,596)         $   48,084
                                          ========          ========       ========         =========          ==========
Capital expenditures                      $ 56,629          $ 60,687       $ 76,414                 -          $  193,730
                                          ========          ========       ========                            ==========
Real estate assets                        $684,318          $676,842       $280,976                 -          $1,642,136
                                          ========          ========       ========                            ==========

There are no transactions between geographic areas.

                                      F26

NOTE 15. QUARTERLY DATA (UNAUDITED)
-----------------------------------

     The following summary represents the results of operations for each quarter in 2000 and 1999 (in thousands, except per share data):

                                      First                   Second               Third                 Fourth
                                     Quarter                 Quarter              Quarter               Quarter
---------------------------------------------------------------------------------------------------------------------
2000
Revenue                                $69,104                $68,806               $68,581                $72,790
Net income available
for common shares                       12,151                 16,087 (1)            12,433                 11,902
Earnings per common
share - basic                              .31                    .42                   .32                    .31
Earnings per common
share - diluted                            .31                    .41                   .32                    .31

                                      First                   Second               Third                 Fourth
                                     Quarter                 Quarter              Quarter               Quarter
---------------------------------------------------------------------------------------------------------------------
1999
Revenue                                $63,583                 $64,195              $67,255                $69,680
Net income available
for common shares                       11,566                   4,828 (2)           12,198                 11,901
Earnings per common
share - basic                              .29                     .12                  .31                    .30
Earnings per common
share - diluted    (3)                     .29                     .12                  .30                    .30

(1)Net income includes a $3.7 million gain on sale of real estate ($.10 gain per share - basic and $.09 gain per share - diluted).

 (2)Net income includes a $7.1 million loss on sale of real estate ($.18 loss per share - basic and $.17 loss per share - diluted).

 (3)The sum of quarterly earnings per common share - diluted, $1.01 differs from the annual earnings per common share - diluted, $1.02, due to rounding.

                                      F27

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
              SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000

          COLUMN A                       COLUMN B       COLUMN C                       COLUMN D               COLUMN E
------------------------------------   -------------   -----------   ------------  ----------------  ------------     ------------
                                                         Initial cost to company                     Gross amount at which carried
                                                                                   Cost Capitalized
                                                                     Building and    Subsequent to                    Building and
        Descriptions                    Encumbrance       Land       Improvements     Acquisition        Land         Improvements
------------------------------------   -------------   -----------   ------------  ----------------  ------------     ------------
ALLWOOD (New Jersey)                   $  3,533,000    $             $ 3,920,000      $   342,000    $                 $ 4,262,000
ANDORRA (Pennsylvania)                                   2,432,000    12,346,000        3,453,000       2,432,000       15,799,000
ARIZONA BUILDINGS (2)                                    1,334,000     9,104,000          585,000       1,334,000        9,689,000
BALA CYNWYD (Pennsylvania)                               3,565,000    14,466,000        5,625,000       3,565,000       20,091,000
BARRACKS ROAD (Virginia)                 44,300,000      4,363,000    16,459,000       17,706,000       4,363,000       34,165,000
BETHESDA  ROW (Maryland)                 12,576,000      2,157,000    20,821,000       21,668,000       2,171,000       42,475,000
BLUESTAR  (New Jersey)                   26,966,000                   29,922,000        8,453,000                       38,375,000
BRICK PLAZA (New Jersey)                 21,362,000                   24,715,000       25,103,000                       49,818,000
BRISTOL (Connecticut)                                    3,856,000    15,959,000        1,523,000       3,856,000       17,482,000
BRUNSWICK  (New Jersey)                  11,225,000                   12,456,000        6,861,000                       19,317,000
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (9)                                   22,645,000    12,709,000       25,715,000      22,645,000       38,424,000
     SAN DIEGO (4)                                       3,844,000     1,352,000        6,022,000       3,844,000        7,374,000
     150 POST STREET (San Francisco)                    11,685,000     9,181,000        5,089,000      11,685,000       14,270,000
     OTHER (6)                                          15,563,000    21,462,000        7,538,000      15,563,000       29,000,000
CLIFTON (New Jersey)                      3,286,000                    3,646,000        1,116,000                        4,762,000
CONGRESSIONAL PLAZA (Maryland)                           2,793,000     7,424,000       35,560,000       2,793,000       42,984,000
CONNECTICUT RETAIL BUILDINGS (13)                       25,061,000    27,739,000        2,438,000      25,061,000       30,177,000
COURTHOUSE CENTER (Maryland)                             1,750,000     1,869,000           91,000       1,750,000        1,960,000
CROSSROADS (Illinois)                                    4,635,000    11,611,000        5,168,000       4,635,000       16,779,000
DEDHAM PLAZA (Massachusetts)                            12,369,000    12,918,000        1,685,000      12,369,000       14,603,000
EASTGATE (North Carolina)                                1,608,000     5,775,000        4,728,000       1,608,000       10,503,000
ELLISBURG CIRCLE (New Jersey)                            4,028,000    11,309,000        9,966,000       4,028,000       21,275,000
ESCONDIDO PROMENADE (California)          9,400,000     11,505,000    12,147,000          719,000      11,505,000       12,866,000
FALLS PLAZA (Virginia)                                   1,260,000       735,000        6,150,000       1,260,000        6,885,000
FALLS PLAZA - East (Virginia)                              538,000       535,000        2,272,000         559,000        2,786,000
FEASTERVILLE (Pennsylvania)                              1,431,000     1,600,000        8,384,000       1,431,000        9,984,000
FEDERAL PLAZA (Maryland)                 26,675,000     10,216,000    17,895,000       32,396,000      10,216,000       50,291,000
FINLEY SQUARE (Illinois)                                 9,252,000     9,544,000        6,667,000       9,252,000       16,211,000
FLORIDA RETAIL BUILDINGS (2)                             5,206,000     1,631,000           17,000       5,206,000        1,648,000
FLOURTOWN (Pennsylvania)                                 1,345,000     3,943,000        3,145,000       1,345,000        7,088,000
FRESH MEADOWS (New York)                                24,625,000    25,255,000       13,336,000      24,625,000       38,591,000
GAITHERSBURG SQUARE (Maryland)                           7,701,000     5,271,000       10,174,000       6,012,000       17,134,000
GARDEN MARKET (Illinois)                                 2,677,000     4,829,000        2,429,000       2,677,000        7,258,000
GOVERNOR PLAZA (Maryland)                                2,068,000     4,905,000       10,050,000       2,068,000       14,955,000
GRATIOT PLAZA (Michigan)                                   525,000     1,601,000       14,516,000         525,000       16,117,000
GREENLAWN (New York)                                     2,294,000     3,864,000        3,907,000       2,294,000        7,771,000
HAMILTON (New Jersey)                     4,871,000                    5,405,000        2,174,000                        7,579,000
HAUPPAUGE (New York)                     16,700,000      8,791,000    15,262,000        2,107,000       8,791,000       17,369,000
HUNTINGTON (New York)                    14,426,000                   16,008,000        6,352,000                       22,360,000
IDYLWOOD PLAZA (Virginia)                                4,308,000    10,026,000          456,000       4,308,000       10,482,000
ILLINOIS RETAIL BUILDINGS (3)                            2,694,000     2,325,000        3,609,000       2,694,000        5,934,000
KINGS COURT (California)                                              10,714,000           94,000                       10,808,000
LANCASTER (Pennsylvania)                    322,000                    2,103,000        2,524,000                        4,627,000
LANGHORNE SQUARE (Pennsylvania)                            720,000     2,974,000       13,725,000         720,000       16,699,000
LAUREL (Maryland)                                        7,458,000    22,525,000       14,609,000       7,458,000       37,134,000
LAWRENCE PARK (Pennsylvania)             31,400,000      5,723,000     7,160,000       10,372,000       5,734,000       17,521,000
LEESBURG PLAZA (Virginia)                 9,900,000      8,184,000    10,722,000          866,000       8,184,000       11,588,000
LOEHMANN'S PLAZA (Virginia)                              1,237,000    15,096,000        8,589,000       1,248,000       23,674,000



          COLUMN A                                              COLUMN F          COLUMN G        COLUMN H           COLUMN I
------------------------------------        ------------    ----------------    ------------     ----------   ----------------------
                                      at close of period                                                          Life on which
                                                              Accumulated          Date                       depreciation in latest
                                                            Depreciation and        of              Date         income statements
        Descriptions                           Total          Amortization      Construction      Acquired          is computed
------------------------------------        ------------    ----------------    ------------     ----------   ----------------------
ALLWOOD (New Jersey)                         $ 4,262,000      $ 1,512,000            1958         12/12/88           35 years
ANDORRA (Pennsylvania)                        18,231,000        6,108,000            1953         01/12/88           35 years
ARIZONA BUILDINGS (2)                         11,023,000          666,000         1995-1998       05/07/98           35 years
BALA CYNWYD (Pennsylvania)                    23,656,000        4,142,000            1955         09/22/93           35 years
BARRACKS ROAD (Virginia)                      38,528,000       15,837,000            1958         12/31/85           35 years
BETHESDA  ROW (Maryland)                      44,646,000        6,505,000         1945-1999       12/31/93           35 years
BLUESTAR  (New Jersey)                        38,375,000       11,528,000            1959         12/12/88           35 years
BRICK PLAZA (New Jersey)                      49,818,000       14,467,000            1958         12/28/89           35 years
BRISTOL (Connecticut)                         21,338,000        2,681,000            1959          9/22/95           35 years
BRUNSWICK  (New Jersey)                       19,317,000        5,228,000            1957         12/12/88           35 years
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (9)                         61,069,000        2,854,000         1888-2000       1996-2000          35 years
     SAN DIEGO (4)                            11,218,000          155,000         1888-1995       1996-1997          35 years
     150 POST STREET (San Francisco)          25,955,000        1,086,000            1908         10/23/97           35 years
     OTHER (6)                                44,563,000          871,000            var          1996-1999          35 years
CLIFTON (New Jersey)                           4,762,000        1,532,000            1959         12/12/88           35 years
CONGRESSIONAL PLAZA (Maryland)                45,777,000       17,920,000            1965         04/01/65           35 years
CONNECTICUT RETAIL BUILDINGS (13)             55,238,000        4,714,000         1900-1991       1994-1996          35 years
COURTHOUSE CENTER (Maryland)                   3,710,000          171,000            1975         12/17/97           35 years
CROSSROADS (Illinois)                         21,414,000        3,823,000            1959         07/19/93           35 years
DEDHAM PLAZA (Massachusetts)                  26,972,000        3,269,000            1959         12/31/93           35 years
EASTGATE (North Carolina)                     12,111,000        5,266,000            1963         12/18/86           35 years
ELLISBURG CIRCLE (New Jersey)                 25,303,000        7,547,000            1959         10/16/92           35 years
ESCONDIDO PROMENADE (California)              24,371,000        1,482,000            1987         12/31/96           35 years
FALLS PLAZA (Virginia)                         8,145,000        1,998,000            1962         09/30/67         22 3/4 years
FALLS PLAZA - East (Virginia)                  3,345,000        2,496,000            1960         10/05/72           25 years
FEASTERVILLE (Pennsylvania)                   11,415,000        4,149,000            1958         07/23/80           20 years
FEDERAL PLAZA (Maryland)                      60,507,000       14,950,000            1970         06/29/89           35 years
FINLEY SQUARE (Illinois)                      25,463,000        3,432,000            1974         04/27/95           35 years
FLORIDA RETAIL BUILDINGS (2)                   6,854,000          233,000            1920         02/28/96           35 years
FLOURTOWN (Pennsylvania)                       8,433,000        2,845,000            1957         04/25/80           35 years
FRESH MEADOWS (New York)                      63,216,000        2,698,000         1946-1949       12/05/97           35 years
GAITHERSBURG SQUARE (Maryland)                23,146,000        4,741,000            1966         04/22/93           35 years
GARDEN MARKET (Illinois)                       9,935,000        1,275,000            1958         07/28/94           35 years
GOVERNOR PLAZA (Maryland)                     17,023,000        8,404,000            1963         10/01/85           35 years
GRATIOT PLAZA (Michigan)                      16,642,000        3,360,000            1964         03/29/73         25 3/4 years
GREENLAWN (New York)                          10,065,000          141,000            1975         01/05/00           35 years
HAMILTON (New Jersey)                          7,579,000        3,209,000            1961         12/12/88           35 years
HAUPPAUGE (New York)                          26,160,000        1,086,000            1963         08/06/98           35 years
HUNTINGTON (New York)                         22,360,000        7,935,000            1962         12/12/88           35 years
IDYLWOOD PLAZA (Virginia)                     14,790,000        2,071,000            1991         04/15/94           35 years
ILLINOIS RETAIL BUILDINGS (3)                  8,628,000          791,000         1900-1927       1995-1997          35 years
KINGS COURT (California)                      10,808,000          928,000            1960         08/24/98           26 years
LANCASTER (Pennsylvania)                       4,627,000        3,838,000            1958         04/24/80           22 years
LANGHORNE SQUARE (Pennsylvania)               17,419,000        5,295,000            1966         01/31/85           35 years
LAUREL (Maryland)                             44,592,000       15,918,000            1956         08/15/86           35 years
LAWRENCE PARK (Pennsylvania)                  23,255,000       12,498,000            1972         07/23/80           22 years
LEESBURG PLAZA (Virginia)                     19,772,000          765,000            1967         09/15/98           35 years
LOEHMANN'S PLAZA (Virginia)                   24,922,000        1,045,000            1971         07/21/83           35 years

                                      F28

              COLUMN A                COLUMN B       COLUMN C                         COLUMN D         COLUMN E
---------------------------------   ------------   ------------   ------------   ----------------   ------------   -------------
                                                     Initial cost to company                        Gross amount at which carried
                                                                                 Cost Capitalized
                                                                  Building and     Subsequent to                  Building and
            Descriptions             Encumbrance       Land       Improvements     Acquisition          Land      Improvements
---------------------------------   ------------   ------------   ------------   ----------------   -----------   --------------
MAGRUDERS (Maryland)                                  4,554,000      4,859,000        411,000         4,554,000        5,270,000
MASSACHUSETTS RETAIL BLDG (1)                         1,873,000      1,884,000        231,000         1,873,000        2,115,000
MID PIKE PLAZA (Maryland)             10,041,000                    10,335,000      6,308,000                         16,643,000
NEW JERSEY RETAIL BUILDING (1)                          737,000      1,466,000      1,056,000           737,000        2,522,000
NEW YORK RETAIL BUILDINGS (4)                         7,541,000      7,912,000     10,492,000         7,541,000       18,404,000
NORTHEAST (Pennsylvania)                              1,152,000     10,596,000      9,315,000         1,153,000       19,910,000
NORTH LAKE COMMONS (Illinois)                         2,782,000      8,604,000      1,558,000         2,782,000       10,162,000
OLD KEENE MILL (Virginia)                               638,000        998,000      3,405,000           638,000        4,403,000
OLD TOWN CENTER (California)                          3,420,000      2,765,000     25,561,000         3,420,000       28,326,000
PAN AM SHOPPING CENTER (Virginia)                     8,694,000     12,929,000      2,604,000         8,694,000       15,533,000
PARK & SHOP (District of Columbia)                    4,840,000      6,319,000        539,000         4,840,000        6,858,000
PERRING PLAZA (Maryland)                              2,800,000      6,461,000     14,627,000         2,800,000       21,088,000
PIKE 7 (Virginia)                                     9,709,000     22,799,000        547,000         9,709,000       23,346,000
QUEEN ANNE PLAZA (Massachusetts)                      3,319,000      8,457,000      2,873,000         3,319,000       11,330,000
QUINCE ORCHARD PLAZA (Maryland)                       3,197,000      7,949,000      6,216,000         2,928,000       14,434,000
ROLLINGWOOD APTS. (Maryland)                            552,000      2,246,000      3,862,000           572,000        6,088,000
RUTGERS (New Jersey)                  13,003,000                    14,429,000      1,388,000                         15,817,000
SAUGUS (Massachusetts)                                4,383,000      8,291,000        296,000         4,383,000        8,587,000
SHIRLINGTON (Virginia)                                9,761,000     14,808,000      4,995,000         9,816,000       19,748,000
TEXAS RETAIL BUILDINGS  (11)             337,000     14,680,000      1,976,000     16,529,000        14,680,000       18,505,000
TOWER (Virginia)                                      7,170,000     10,518,000        147,000         7,129,000       10,706,000
TROY (New Jersey)                                     3,126,000      5,193,000     11,925,000         3,126,000       17,118,000
TYSONS STATION (Virginia)              3,988,000        388,000        453,000      2,292,000           475,000        2,658,000
UPTOWN (Oregon)                                      10,257,000      5,846,000        295,000        10,257,000        6,141,000
WILDWOOD (Maryland)                   27,600,000      9,111,000      1,061,000      5,400,000         9,111,000        6,461,000
WILLIAMSBURG (Virginia)                               2,758,000      7,160,000      3,602,000         2,758,000       10,762,000
WILLOW GROVE (Pennsylvania)                           1,499,000      6,643,000     17,279,000         1,499,000       23,922,000
WILLOW LAWN (Virginia)                                3,192,000      7,723,000     48,099,000         7,790,000       51,224,000
WYNNEWOOD (Pennsylvania)              32,000,000      8,055,000     13,759,000     12,052,000         8,055,000       25,811,000
DEVELOPMENT PROJECTS:
    PENTAGON ROW (Virginia)                                          2,955,000     36,854,000                         39,809,000
    WOODMONT EAST (Bethesda, MD)                      6,957,000                    18,538,000         6,957,000       18,538,000
    TANASBOURNE (Oregon)                                                           13,553,000                         13,553,000
    SANTANA ROW (California)                         41,969,000      1,161,000     53,637,000        41,969,000       54,798,000

                                    ------------   ------------   ------------   ------------      ------------   ------------------
TOTALS                              $323,911,000   $422,560,000   $719,793,000   $712,560,000      $425,379,000   $1,429,534,000
                                    ============   ============   ============   ============      ============   ==================



              COLUMN A                                   COLUMN F          COLUMN G     COLUMN H          COLUMN I
----------------------------------   -------------    ----------------   ------------   --------   ----------------------
                                       at close of period                                               Life on which
                                                         Accumulated         Date                  depreciation in latest
                                                      Depreciation and        of          Date       income statements
            Descriptions                 Total          Amortization     Construction   Acquired        is computed
----------------------------------   -------------    ----------------   ------------   --------   ----------------------
MAGRUDERS (Maryland)                     9,824,000        466,000            1955       12/17/97         35 years
MASSACHUSETTS RETAIL BLDG (1)            3,988,000        382,000            1930       09/07/95         35 years
MID PIKE PLAZA (Maryland)               16,643,000      8,318,000            1963       05/18/82         35 years
NEW JERSEY RETAIL BUILDING (1)           3,259,000        442,000            1940       08/16/95         35 years
NEW YORK RETAIL BUILDINGS (4)           25,945,000        921,000          1937-1987    12/16/97         35 years
NORTHEAST (Pennsylvania)                21,063,000      9,185,000            1959       08/30/83         35 years
NORTH LAKE COMMONS (Illinois)           12,944,000      1,935,000            1989       04/27/94         35 years
OLD KEENE MILL (Virginia)                5,041,000      2,825,000            1968       06/15/76       33 1/3 years
OLD TOWN CENTER (California)            31,746,000      1,426,000          1997-1998    10/22/97         35 years
PAN AM SHOPPING CENTER (Virginia)       24,227,000      4,853,000            1979       02/05/93         35 years
PARK & SHOP (District of Columbia)      11,698,000      1,131,000            1930       12/01/95         35 years
PERRING PLAZA (Maryland)                23,888,000      9,383,000            1963       10/01/85         35 years
PIKE 7 (Virginia)                       33,055,000      2,650,000            1968       03/31/97         35 years
QUEEN ANNE PLAZA (Massachusetts)        14,649,000      2,640,000            1967       12/23/94         35 years
QUINCE ORCHARD PLAZA (Maryland)         17,362,000      4,684,000            1975       04/22/93         35 years
ROLLINGWOOD APTS. (Maryland)             6,660,000      5,712,000            1960       01/15/71         25 years
RUTGERS (New Jersey)                    15,817,000      5,360,000            1973       12/12/88         35 years
SAUGUS (Massachusetts)                  12,970,000      1,085,000            1976       10/01/96         35 years
SHIRLINGTON (Virginia)                  29,564,000      2,609,000            1940       12/21/95         35 years
TEXAS RETAIL BUILDINGS  (11)            33,185,000         34,000             var      1998-1999         35 years
TOWER (Virginia)                        17,835,000        738,000          1953-1960    08/24/98         35 years
TROY (New Jersey)                       20,244,000      9,725,000            1966       07/23/80         22 years
TYSONS STATION (Virginia)                3,133,000      2,171,000            1954       01/17/78         17 years
UPTOWN (Oregon)                         16,398,000        615,000          1913-1959    09/26/97         35 years
WILDWOOD (Maryland)                     15,572,000      5,686,000            1958       05/05/69       33 1/3 years
WILLIAMSBURG (Virginia)                 13,520,000      5,059,000            1961       04/30/86         35 years
WILLOW GROVE (Pennsylvania)             25,421,000     10,265,000            1953       11/20/84         35 years
WILLOW LAWN (Virginia)                  59,014,000     22,008,000            1957       12/05/83         35 years
WYNNEWOOD (Pennsylvania)                33,866,000       2,900,000           1948       10/29/96         35 years
DEVELOPMENT PROJECTS:
    PENTAGON ROW (Virginia)             39,809,000                                        1998
    WOODMONT EAST (Bethesda, MD)        25,495,000                                      06/03/97
    TANASBOURNE (Oregon)                13,553,000                                        2000
    SANTANA ROW (California)            96,767,000         585,000                      03/05/97         35 years

                                     --------------   ------------
TOTALS                               $1,854,913,000   $351,258,000
                                     ==============   ============

                                      F29

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
                    SUMMARY OF REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED
                      Three Years Ended December 31, 2000


                         Reconciliation of Total Cost
                      ----------------------------------

Balance, January 1, 1998                                           $1,453,639,000

 Additions during period
   Acquisitions                                                       120,434,000
   Improvements                                                        73,296,000
 Deduction during period - disposition
 of property and miscellaneous retirements                             (5,233,000)
                                                                   --------------

Balance, December 31, 1998                                          1,642,136,000

 Additions during period
   Acquisitions                                                        26,355,000
   Improvements                                                        95,148,000
 Deduction during period - disposition
 of property and miscellaneous retirements and impairments            (42,180,000)
                                                                   --------------
Balance, December 31, 1999                                          1,721,459,000

 Additions during period
   Acquisitions                                                        26,794,000
   Improvements                                                       156,021,000
 Deduction during period - disposition
 of property and miscellaneous retirements                            (49,361,000)
                                                                   --------------
                                                                   $1,854,913,000
                                                                   ==============
Balance, December 31, 2000

(A) For Federal tax purposes, the aggregate cost basis is approximately $1,651,062,000 as of December 31, 2000.

                                      F30

                        FEDERAL REALTY INVESTMENT TRUST
                                 SCHEDULE III
                    SUMMARY OF REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED
                     Three Years Ended December 31, 2000



         Reconciliation of Accumulated Depreciation and Amortization
      ------------------------------------------------------------------

Balance, January 1, 1998                                                        $247,497,000

 Additions during period
  Depreciation and amortization expense                                           42,542,000
 Deductions during period - disposition of
 property and miscellaneous retirements                                           (3,986,000)
                                                                                ------------

Balance, December 31, 1998                                                       286,053,000
 Additions during period
  Depreciation and amortization expense                                           46,133,000
 Deductions during period - disposition of
 property and miscellaneous retirements                                          (14,265,000)
                                                                                ------------

Balance, December 31, 1999                                                       317,921,000
 Additions during period
  Depreciation and amortization expense                                           49,176,000
 Deductions during period - disposition of property,
 miscellaneous retirements and acquisition of minority interest                  (15,839,000)
                                                                                ------------

Balance, December 31, 2000                                                      $351,258,000
                                                                                ============

                                      F31

                        FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE IV
                         MORTGAGE LOANS ON REAL ESTATE
                         Year Ended December 31, 2000

     Column A                Column B           Column C            Column D             Column E     Column F         Column G
--------------------      ---------------   -----------------   -------------------   ------------- --------------   ---------------
                                                                                                                        Carrying
                                                                Periodic Payment                      Face Amount      Amount of
Description of Lien       Interest Rate       Maturity Date           Terms           Prior Liens    of Mortgages     Mortgages(1)
-------------------       ---------------   -----------------   -------------------   ------------- --------------   ---------------

Leasehold mortgage        10%               December 2003       Interest only               ---     $10,000,000      $10,000,000 (2)
on shopping                                                     monthly; $10,000,000
center in New Jersey                                            balloon payment due
                                                                at maturity

Mortgages on retail       10%               February 2001       Interest only monthly;      ---       5,352,000        5,352,000
buildings in                                                    balloon payment due
Pennsylvania                                                    at maturity

Land in San Jose,         10%               December 2003       Interest only monthly;      ---       5,250,000        5,250,000
California                                                      balloon payment due
                                                                at maturity

Mortgage on               10%               March 2001          Interest only               ---       4,020,000        3,227,000(3)
shopping center                                                 monthly; balloon payment
in New Jersey                                                   due at maturity

Mortgage on retail        Greater of        May 2021            Interest only               ---      25,000,000       11,112,000(4)
buildings in              prime plus                            monthly; balloon payment
Philadelphia              2% or 10%                             due at maturity

Mortgage on retail        10% plus          May 2021            Interest only; balloon      ---       9,250,000        9,250,000
buildings in              participation                         payment due at maturity
Philadelphia

Mortgage on land in       10% plus          July 2001           None. Balloon and           ---       2,569,000        3,169,000
Santa Monica,             participation                         accrued interest due at             plus accrued
California                                                      maturity                            interest and
                                                                                                    development cost
                                                                                          -------   -----------     ------------
                                                                                            ---     $61,441,000      $47,360,000
                                                                                          =======   ===========     ============

1) For Federal tax purposes, the aggregate tax basis is approximately $47,360,000 as of December 31, 2000. No payments are delinquent on these mortgages.
2) This mortgage is extendable for up to 45 years with interest increasing to a maximum of 11%.
3) This mortgage is available for up to $4,020,000. At December 31, 2000, $3,227,000 was outstanding.
4)  This mortgage is available for up to $25,000,000.

                                      F32

                        FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE IV
                   MORTGAGE LOANS ON REAL ESTATE - CONTINUED
                      Three Years Ended December 31, 2000



                       Reconciliation of Carrying Amount
                    ----------------------------------------

Balance, January 1, 1998                                         $  38,360,000

 Additions during period
  Issuance of loan                                                  21,375,000
 Deductions during period
  Collection of loan                                                (8,581,000)
                                                                 -------------

Balance, December 31, 1998                                          51,154,000

 Additions during period
  Issuance of loan                                                   2,516,000
 Deductions during period
  Collection of loan                                                  (175,000)
                                                                 -------------

Balance, December 31, 1999                                          53,495,000

 Additions during period
  Issuance of loans                                                  5,701,000
 Deductions during period
  Collections and satisfaction of loans                            (11,836,000)
                                                                 -------------

Balance, December 31, 2000                                       $  47,360,000
                                                                 =============

                                      F33