Form 10-Q
period 2001-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2001-05-08
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended:  March 31,2001
                     -------------------------------------
                           Commission File No. 17533
                           -------------------------

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

         Yes   X  .          No_____.
             -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at May 7, 2001
------------------------------------        ---------------------------------
Common Shares of Beneficial Interest                     39,639,032

This report, including exhibits, contains 24 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                March 31, 2001

                                   I N D E X

PART I.     FINANCIAL INFORMATION                             PAGE NO.

            Consolidated Balance Sheets
            March 31, 2001 (unaudited) and
            December 31, 2000 (audited)                           4

            Consolidated Statements of Operations (unaudited)
            Three months ended March 31, 2001 and 2000            5

            Consolidated Statements
            of Shareholders' Equity (unaudited)
            Three months ended March 31, 2001 and 2000            6

            Consolidated Statements of Cash Flows (unaudited)
            Three months ended March 31, 2001 and 2000            7

            Notes to Financial Statements                       8-13

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations      14-23

PART II.    OTHER INFORMATION                                     24

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                March 31, 2001




PART I.  FINANCIAL INFORMATION

             The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles since they do not include all disclosures which might be associated with such statements. In the opinion of management, such information includes all adjustments, consisting only of normal recurring accruals, necessary to present a fair statement of the results for the interim periods presented.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                       March 31                      December 31,
                                                                                         2001                            2000
                                                                                      (unaudited)


                                              ASSETS                                                (in thousands)
Investments
  Real estate, at cost                                                                   $1,925,568                    $1,854,913
  Less accumulated depreciation and amortization                                           (364,214)                     (351,258)
                                                                                  -----------------              ----------------

                                                                                          1,561,354                     1,503,655
Other Assets
  Cash                                                                                       11,143                        11,357
  Mortgage notes receivable                                                                  43,457                        47,360
  Accounts and notes receivable                                                              13,214                        13,092
  Prepaid expenses and other assets, principally
   property taxes and lease commissions                                                      38,616                        38,140
  Debt issue costs, net of accumulated amortization
   of $3,717 and $3,982, respectively                                                         7,908                         7,475
                                                                                  -----------------              ----------------

                                                                                         $1,675,692                    $1,621,079
                                                                                  =================              ================


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                       $  100,138                    $  121,611
  Mortgages payable                                                                         202,138                       202,300
  Notes payable                                                                             302,404                       225,246
  Accounts payable and accrued expenses                                                      52,402                        36,810
  Dividends payable                                                                          19,939                        19,892
  Security deposits                                                                           5,672                         5,537
  Prepaid rents                                                                               8,345                         8,819
Senior notes and debentures                                                                 410,000                       410,000
5 1/4% Convertible subordinated debentures                                                   75,289                        75,289
Investors' interest in consolidated assets                                                   35,082                        47,921

Commitments and contingencies

Shareholders' equity
  Preferred stock, authorized 15,000,000 shares, $.01 par
   7.95% Series A Cumulative Redeemable Preferred Shares, (stated at
   liquidation preference $25 per share), 4,000,000 shares issued in 1997                   100,000                       100,000
  Common shares of beneficial interest, $.01 par , 100,000,000 shares
   authorized, 41,045,667 and 40,910,972 issued, respectively                                   411                           410
  Additional paid in capital                                                                725,700                       723,078
  Accumulated dividends in excess of Trust net income                                      (312,656)                     (306,287)
                                                                                  -----------------              ----------------

                                                                                            513,455                       517,201

Less:1,441,888 and 1,441,594 common shares in treasury - at cost, respectively              (27,758)                      (27,753)
     Deferred compensation on restricted shares                                             (16,092)                      (17,254)
     Notes receivable from employee stock  plans                                             (4,243)                       (4,540)
     Other comprehensive income (loss)                                                       (1,079)                            -
                                                                                  -----------------              ----------------

                                                                                            464,283                       467,654
                                                                                  -----------------              ----------------

                                                                                         $1,675,692                    $1,621,079
                                                                                  =================              ================

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                                                            Three months ended March 31,
                                                                                               2001              2000
                                                                                            ----------        ----------
(In thousands, except per share data)

Revenue
  Rental income                                                                              $ 67,136          $ 64,232
  Interest and other income                                                                     1,857             2,107
  Other property income                                                                         2,710             2,765
                                                                                            ----------        ----------

                                                                                               71,703            69,104
Expenses
  Rental                                                                                       15,045            14,620
  Real estate taxes                                                                             6,620             6,457
  Interest                                                                                     17,150            16,493
  Administrative                                                                                3,133             2,922
  Depreciation and amortization                                                                14,144            12,655
                                                                                            ----------        ----------

                                                                                               56,092            53,147
                                                                                            ----------        ----------

Operating income before investors' share
  of operations                                                                                15,611            15,957

  Investors' share of operations                                                               (1,378)           (1,818)
                                                                                            ----------        ----------

              Net income                                                                       14,233            14,139

Dividends on preferred stock                                                                   (1,988)           (1,988)
                                                                                            ----------        ----------

              Net income available for common shareholders                                   $ 12,245          $ 12,151
                                                                                            ==========        ==========

Earnings per common share, basic                                                             $   0.32          $   0.31
                                                                                            ==========        ==========

    Weighted average number of common shares, basic                                            38,822            39,444
                                                                                            ==========        ==========

Earnings per common share, diluted                                                           $   0.32          $   0.31
                                                                                            ==========        ==========

    Weighted average number of common shares, diluted                                          39,856            40,595
                                                                                            ==========        ==========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                              (unaudited)

                                                                               Three months ended March 31,

                                                                       2001                                      2000
                                                      ----------    ----------     ------------   ---------    ---------  ----------

(In thousands, except share data)                       Shares        Amount        Additional       Shares      Amount   Additional
                                                                                     Paid-in                                Paid-in
                                                                                     Capital                                Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                          40,910,972    $      410     $    723,078   40,418,766   $      404   $713,354
  Shares issued under dividend reinvestment plan          39,436             -              773       40,796            1        806
  Performance and Restricted Shares granted, net
    of Restricted Shares retired                          95,259             1            1,849      226,309            2      4,290
                                                      ----------    ----------     ------------   ----------   ---------- ----------

  Balance, end of period                              41,045,667    $      411     $    725,700   40,685,871   $      407   $718,450
                                                      ==========    ==========     ============   ==========   ========== ==========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                         ($306,287)                                 ($286,348)
  Net income                                                            14,233                                     14,139
  Dividends declared to common shareholders                            (18,614)                                   (17,695)
  Dividends declared to preferred shareholders                          (1,988)                                    (1,988)
                                                                    ----------                                 ----------
  Balance, end of period                                             ($312,656)                                 ($291,892)
                                                                    ==========                                 ==========

Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year                          (1,441,594)     ($27,753)                     (217,644)     ($4,334)
  Performance and Restricted Shares forfeited               (294)           (5)                            -            -
  Purchase of treasury shares                                  -             -                    (1,156,900)     (22,087)
                                                      ----------    ----------                    ----------   ----------
  Balance, end of period                              (1,441,888)     ($27,758)                   (1,374,544)    ($26,421)
                                                      ==========    ==========                    ==========   ==========
Deferred Compensation on Restricted Shares
  Balance, beginning of year                            (735,875)     ($17,254)                     (599,427)    ($15,219)
  Performance and Restricted Shares issued,
    net of forfeitures                                   (71,869)       (1,392)                     (202,271)      (3,833)
  Vesting of Performance and Restricted Shares           106,803         2,554                        82,323        2,116
                                                      ----------    ----------                    ----------   ----------
  Balance, end of period                                (700,941)     ($16,092)                     (719,375)    ($16,936)
                                                      ==========    ==========                    ==========   ==========

Subscriptions receivable from employee stock plans
  Balance, beginning of year                            (242,638)      ($4,540)                     (317,606)     ($6,030)
  Subscription loans paid                                 19,520           297                        25,514          419
                                                      ----------    ----------                    ----------   ----------

  Balance, end of period                                (223,118)      ($4,243)                     (292,092)     ($5,611)
                                                      ==========    ==========                    ==========   ==========

Accumulated other comprehensive income (loss)
  Balance, beginning of year                                                 -                                          -
  Change in valuation on interest rate swap                            ($1,079)                                         -
                                                                    ----------                                 ----------

  Balance, end of period                                               ($1,079)                                $        0
                                                                    ==========                                 ==========

Other comprehensive income
  Net income                                                        $   14,233                                          -
  Change in valuation on interest rate swap                             (1,079)                                         -
                                                                    ----------                                 ----------

  Total other comprehensive income                                  $   13,154                                 $        0
                                                                    ==========                                 ==========


The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (unaudited)

                                                                                                Three months ended March 31,

                                                                                                2001                   2000
                                                                                           ---------------       ---------------
(In thousands)
OPERATING ACTIVITIES
  Net income                                                                                     $  14,233             $  14,139
  Items not requiring cash outlays
     Depreciation and amortization                                                                  14,144                12,655
    Other, net                                                                                         563                   208
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                                       (122)                3,169
     (Increase) decrease  in prepaid expenses and other
      assets before depreciation and amortization                                                   (2,381)                2,115
     (Decrease) increase  in operating accounts payable,
      security deposits and prepaid rent                                                              (542)                2,186
     Increase (decrease)  in accrued expenses                                                        4,001                (2,030)
                                                                                           ---------------       ---------------

  Net cash provided by operating activities                                                         29,896                32,442


INVESTING ACTIVITIES
  Acquisition of real estate                                                                       (33,534)              (17,879)
  Capital expenditures                                                                             (54,430)              (21,941)
  Repayments (issuance) of mortgage notes receivable, net                                              675                (3,448)
                                                                                           ---------------       ---------------

  Net cash used in investing activities                                                            (87,289)              (43,268)


FINANCING ACTIVITIES
  Borrowing of short-term debt, net                                                                 75,000               153,500
  Proceeds from mortgage and construction financing, net of costs                                    2,197                     -
  Issuance of senior notes, net of costs                                                                 -              (100,000)
  Issuance of common shares                                                                            937                   697
  Common shares repurchased                                                                              -               (22,087)
  Payments on mortgages, capital leases and notes payable                                             (312)                 (387)
  Dividends paid                                                                                   (19,933)              (19,425)
  (Decrease) increase in minority interest, net                                                       (710)                  501
                                                                                           ---------------       ---------------

  Net cash provided by financing activities                                                         57,179                12,799
                                                                                           ---------------       ---------------

(Decrease) increase  in cash                                                                          (214)                1,973

Cash at beginning of period                                                                         11,357                11,738
                                                                                           ---------------       ---------------

Cash at end of period                                                                            $  11,143             $  13,711
                                                                                           ===============       ===============

The accompanying notes are an integral part of these  consolidated statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001

                                  (unaudited)

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 2000 which contain the accounting policies and other data of Federal Realty Investment Trust (the "Trust").

     The following table sets forth the reconciliation between basic and diluted
EPS:

                                                         Three months ending
                                                               March 31,
Numerator                                                    2001     2000
Net income available for common
  shareholders - basic                                     $12,245    $12,151
Income attributable to operating
  partnership units                                            299        613
                                                           -------    -------
Net income available for common
  shareholders - diluted                                   $12,544    $12,764
                                                           =======    =======

Denominator
Denominator for basic EPS-
  weighted average shares                                   38,822     39,444
Effect of dilutive securities
  Stock options and awards                                     129        146
  Operating partnership units                                  905      1,005
                                                            ------     ------
Denominator for diluted EPS                                 39,856     40,595
                                                            ======     ======

Risk Management. Upon adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, the Trust had no derivatives and thus there was no transition adjustment upon adoption. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to certain risks. The Trust enters into derivative contracts, which qualify as cash flow hedges, in order to manage interest rate risk. Derivatives are not purchased for speculation. During the first quarter of 2001, the Trust entered into interest rate swaps, which fixed the interest rate at 6.22% on notional amounts totaling $125 million to hedge its exposure to increasing interest rates on its variable rate $125 million term loan. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of other comprehensive income within stockholders' equity and either a derivative instrument asset or liability is recorded on the balance sheet. At March 31, 2001, a loss of $1.1 million was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet.

NOTE B - REAL ESTATE ASSETS AND ENCUMBRANCES

         On February 16, 2001 the Trust bought the fee interest underlying the capital lease obligation, thereby terminating the capital lease, on Brick Plaza in Brick, New Jersey for a purchase price of $28 million. A mortgage note receivable of $3.2 million owed to the Trust by the lessor and a $3 million security deposit on the capital lease were credited to the purchase price, resulting in a cash outlay of approximately $21.5 million.

         On March 1, 2001 the limited partners in two partnerships, owning street retail properties in southern California, exercised their rights under the partnership agreements and put their interests to the Trust. The Trust purchased their interests for $18.1 million, $11.4 million in cash, which was paid at closing, and the balance in common shares of the Trust. The Trust filed a Registration Statement under the Securities Act of 1933 to register these shares and will issue the shares to the partners when the registration statement becomes effective. Up to an additional estimated $1.7 million may be owed to the limited partners if certain leasing transactions occur.

         In connection with the buyout of the minority partner at Santana Row in a transaction being structured as a tax-free exchange and classified as part of the development of Santana Row, the Trust made an investment in an office building for $8.5 million. Upon consummation of the exchange, the Trust will receive the minority interest in Santana Row and $5.9 million in cash in exchange for the building.

         In addition, the Trust made an additional loan of $553,000 to existing borrowers with an average weighted interest rate of 10.0%. $1.2 million of notes were repaid to the Trust during the first quarter of 2001.

NOTE C - MORTGAGES AND NOTES PAYABLE

         At March 31, 2001 there was $153.0 million borrowed under the Trust's syndicated credit facility, which also represents the maximum drawn during the quarter. The weighted average interest rate on borrowings for the three months ended March 31, 2001 was 6.6%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At March 31, 2001 the Trust is in compliance with all loan covenants.

         At March 31, 2001 there was $18.4 million borrowed under the construction loan for the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 120 to 150 basis points, depending on occupancy levels, matures August 29, 2002 with two one-year extension options. No principal payments are due until maturity. The property secures the construction loan facility.

NOTE D - SHAREHOLDERS' EQUITY

         In February and March 2001, options for 405,000 shares at prices ranging from $19.80 to $19.93 per share, fair market value at the dates of award, were awarded to certain employees of the Trust. The options vest over three years.

NOTE E - INTEREST EXPENSE

         The Trust incurred interest expense totaling $21.3 million during the first three months of 2001 and $18.7 million during the first three months of 2000 of which $4.1 million and $2.2 million, respectively, was capitalized in connection with development projects. Interest paid was $17.2 million in the first three months of 2001 and $19.9 million in the first three months of 2000.

NOTE F - COMMITMENTS AND CONTINGENCIES

         Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer, because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. The original contractor filed a counter-claim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim, even if determined adversely to the Trust, will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor. The Trust is evaluating the effect of the delay on the total costs of the project. Near-term returns for the project will be affected, however, the Trust does not believe that the project is impaired.

         In addition, the Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters, even if determined adversely to the Trust, will not have a material effect on the financial condition or results of operations of the Trust.

         Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, Rockville Plaza Company, an unaffiliated third party, has the right, exercisable on two occasions, to require the Trust and the two other minority partners to purchase from half to all of Rockville Plaza Company's 37.5% interest in Congressional Plaza at the interest's then-current fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27 million.

         Under the terms of six other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or a limited number of common shares of the Trust at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

         Under the terms of other partnerships, the partners may exchange their 904,589 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust.

NOTE G - COMPONENTS OF RENTAL INCOME

         The components of rental income for the periods ended March 31 are as follows (in thousands):

                                               2001              2000
                                               ----              ----
Retail properties

 Minimum rents                                $54,030           $51,723
 Cost reimbursements                           10,450            10,258
 Percentage rents                               1,931             1,556
 Apartments                                       725               695
                                              -------           -------

                                              $67,136           $64,232
                                              =======           =======


NOTE H - SUBSEQUENT EVENTS

         On April 12, 2001 the Trust obtained a $33 million mortgage loan secured by Brick Plaza in Brick, New Jersey. The mortgage, which bears interest at 7.415%, matures November 15, 2015. The loan provides for interest only payments for the initial 29 months, then monthly principal and interest payments based on a twenty-seven year amortization schedule until the maturity date. The proceeds from the mortgage loan were used to pay down the Trust's syndicated credit facility, which was used to fund the purchase of the fee interest of Brick Plaza (see Note B).

         On April 17, 2001 the Trust closed on a $295 million construction loan for Santana Row in San Jose, California. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options. The interest rate will decrease to LIBOR plus 187.5 basis points then to LIBOR plus 162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. Funding on the construction loan will begin after the Trust has fulfilled its equity requirement in the project and met the pre-leasing requirements, which have not yet been achieved.

         On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of approximately $7.5 million.

NOTE I - SEGMENT INFORMATION

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

     A summary of the Trust's operations by geographic region is presented below (in thousands):

Three months ended
    March 31, 2001                         Northeast      Mid-Atlantic             West             Other                Total
-------------------------------------------------------------------------------------------------------------------------------
Rental income                               $ 28,984          $ 30,042         $  8,110                             $   67,136
Other income                                   1,041               977              692                                  2,710
Rental expense                                (6,618)           (6,207)          (2,220)                               (15,045)
Real estate tax                               (3,632)           (2,315)            (673)                                (6,620)
                                            --------          --------         --------                             ----------
  Net operating income                        19,775            22,497            5,909                                 48,181
Interest income                                                                                    $1,857                1,857
Interest expense                                                                                  (17,150)             (17,150)
Administrative expense                                                                             (3,133)              (3,133)
Depreciation and amortization                 (6,698)           (5,664)          (1,555)             (227)             (14,144)
                                            --------          --------         --------          --------           ----------
Income before investors' share
  of operations                             $ 13,077          $ 16,833         $  4,354          ($18,653)          $   15,611
                                            ========          ========         ========          ========           ==========
Capital expenditures                        $  6,737          $ 15,135         $ 48,926                             $   70,798
                                            ========          ========         ========                             ==========
Real estate assets                          $760,725          $735,267         $429,576                             $1,925,568
                                            ========          ========         ========                             ==========

Three months ended
    March 31, 2000                         Northeast      Mid-Atlantic             West             Other                Total
-------------------------------------------------------------------------------------------------------------------------------
Rental income                               $ 27,286          $ 28,122         $  8,824                             $   64,232
Other income                                   1,048               931              786                                  2,765
Rental expense                                (6,346)           (6,284)          (1,990)                               (14,620)
Real estate tax                               (3,517)           (2,104)            (836)                                (6,457)
                                            --------          --------         --------                             ----------
  Net operating income                        18,471            20,665            6,784                                 45,920
Interest income                                                                                    $2,107                2,107
Interest expense                                                                                  (16,493)             (16,493)
Administrative expense                                                                             (2,922)              (2,922)
Depreciation and amortization                 (5,873)           (5,263)          (1,273)             (246)             (12,655)
                                            --------          --------         --------          --------           ----------
Income before investors' share
  of operations                             $ 12,598          $ 15,402         $  5,511          ($17,554)          $   15,957
                                            ========          ========         ========          ========           ==========
Capital expenditures                        $ 14,333          $  7,771         $ 18,909                             $   41,013
                                            ========          ========         ========                             ==========
Real estate assets                          $730,070          $668,894         $361,577                             $1,760,541
                                            ========          ========         ========                             ==========


There are no transactions between geographic areas.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q

                                March 31, 2001


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

       We identify forward-looking statements by using words or phrases such as "anticipate", "believe", "estimate", "expect", "intend", "may be", "objective", "plan", "predict", "project", and "will be" and similar words or phrases, or the negatives thereof or other similar variations thereof or comparable terminology. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

         Net cash provided by operating activities was $29.9 million in the first quarter of 2001 and $32.4 million in the first quarter of 2000 of which $19.9 million and $19.4 million, respectively, was distributed to shareholders. The $2.5 million decrease in 2001 was due to cash uses of operating assets and liabilities surpassing the contributions from retenanted and redeveloped properties, as more fully described below.

         Net cash used in investing activities was $87.3 million during the first quarter of 2001 and $43.3 million during the first quarter of 2000. Cash outlays for real estate totaled $33.5 million in the first quarter of 2001 and $17.9 million in the first quarter of 2000. During these two periods, the Trust expended an additional $54.4 million and $21.9 million, respectively, in capital improvements to its properties. The Trust invested $553,000 during the first quarter of 2001 and $3.4 million during the first quarter of 2000 in mortgage notes receivable with an average weighted interest rate of 10% and 9.7%, respectively. $1.2 million of notes were repaid during the first quarter of 2001. No notes were repaid during the first quarter of 2000.

         On February 16, 2001 the Trust bought the fee interest underlying the capital lease obligation, thereby terminating the capital lease, on Brick Plaza in Brick, New Jersey for a purchase price of $28 million. A mortgage note receivable of $3.2 million owed to the Trust by the lessor and a $3 million security deposit on the capital lease were credited to the purchase price, resulting in a cash outlay of approximately $21.5 million.

         On March 1, 2001 the limited partners in two partnerships, owning street retail properties in southern California, exercised their rights under the partnership agreements and put their interests to the Trust. The Trust purchased their interests for $18.1 million, $11.4 million in cash, which was paid at closing, and the balance in common shares of the Trust. The Trust filed a Registration Statement under the Securities Act of 1933 to register these shares and will issue the shares to the partners when the registration statement becomes effective. Up to an additional estimated $1.7 million may be owed to the limited partners if certain leasing transactions occur.

         In connection with the buyout of the minority partner at Santana Row in a transaction being structured as a tax-free exchange and classified as part of the development of Santana Row, the Trust made an investment in an office building for $8.5 million. Upon consummation of the exchange, the Trust will receive the minority interest in Santana Row and $5.9 million in cash in exchange for the building.

         Of the $54.4 million spent in the first quarter of 2001 on the Trust's existing real estate portfolio, approximately $43.2 million was invested in development projects in Bethesda, Maryland; San Jose, California; and in Arlington, Virginia. The remaining $11.2 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the office expansion and retenanting of Willow Lawn Shopping Center and the redevelopment of retail buildings in San Antonio, Texas.

         Net cash provided by financing activities, before dividend payments, was $77.1 million in the first quarter of 2001 and $32.2 million in the first quarter of 2000. The Trust utilizes its unsecured line of credit to fund acquisitions and capital expenditures. At March 31, 2001 there was $153.0 million borrowed under this syndicated credit facility, which also represents the maximum drawn during the quarter. The weighted average interest rate on borrowings for the three months ended March 31, 2001 was 6.6%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

         Capital requirements for the remainder of 2001 will depend on new development efforts, acquisition opportunities, the rate of build-out on the Trust's current development pipeline and the level of improvements and redevelopments on existing properties.

         The Trust will need additional capital in order to fund these acquisitions, expansions and developments, particularly Santana Row, and to refinance its maturing debt. Sources of this funding may be additional debt both secured and unsecured, additional equity and joint venture relationships. In addition, the Trust has identified certain of its properties that may be exchanged or sold as a source of funding, if the Trust's sales price is met.

Santana Row

         In the next several years, the Trust's single largest capital need is expected to come from the development of Santana Row, a multi-phase mixed-use project being built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel components, creating a community with the feel of an urban district. Phase 1 of the project, for which construction began in November 2000, includes Santana Row, the "1,500 foot long main street" framed by nine buildings which will contain approximately 538,000 square feet of retail space, 501 residential units, a 214 room hotel and the supporting infrastructure. Phase 1 is expected to begin generating revenues in mid-2002 and be stabilized during 2003. The total cost of Phase 1 is expected to be approximately $475 million. As of March 31, 2001, the Trust has incurred costs of $126 million including the purchase of the land; the Trust estimates that it will spend approximately $200 million in 2001 and the balance in 2002 to complete the first phase of the project. On April 17, 2001, the Trust closed on a $295 million construction loan. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options. The interest rate will decrease to LIBOR plus 187.5 basis points then to LIBOR plus
162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. Funding on the construction loan will begin after the Trust has fulfilled its equity requirement in the project and met the pre-leasing requirements, which have not yet been achieved.

         The success of Santana Row will depend on many factors which cannot be assured and are not entirely within the Trust's control. These factors include among others, strong demand for retail and residential space at current or increasing prices, the ability to construct the later phases at reasonable prices, the cost of operations, including utilities, the availability and cost of capital and the general economy, particularly in the Silicon Valley.

         The Trust has not finalized the cost and scope for future phases of Santana Row. However, as Phase 1 utilizes only part of the retail and residential entitlements of the property, the Trust expects to be able to identify and execute economically viable additional phases to the project such that the total investment on all phases could exceed $750 million. The Trust expects to finance further phases from the debt and equity sources that have been traditionally available.

         The timing and choice of potential capital sources will depend on the cost and availability of that capital, among other things.


CONTINGENCIES

         Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer, because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. The original contractor filed a counter-claim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim, even if determined adversely to the Trust, will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor. The Trust is evaluating the effect of the delay on the total costs of the project. Near-term returns for the project will be affected, however, the Trust does not believe that the project is impaired.

         In addition, the Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters, even if determined adversely to the Trust, will not have a material effect on the financial condition or results of operations of the Trust.

         Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company, an unaffiliated third party, has the right, exercisable on two occasions, to require the Trust and the two other minority partners to purchase from half to all of Rockville Plaza Company's 37.5% interest in Congressional Plaza at the interest's then-current fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27 million.

         Under the terms of six other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or a limited number of common shares of the Trust at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

         Under the terms of other partnerships, the partners may exchange their 904,589 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

         The reconciliation of net income to funds from operations for the three months ended March 31 is as follows:

                                                                      2001                           2000
                                                                      ----                           ----
                                                                               (in thousands)
Net income available for common
         shareholders                                               $12,245                       $ 12,151
Depreciation and amortization
         of real estate assets                                       12,866                         11,487
Amortization of initial direct
         costs of leases                                                969                            830
Income attributable to operating
         partnership units                                              299                            613
                                                                    -------                       --------
Funds from operations for common
     shareholders                                                   $26,379                       $ 25,081
                                                                    =======                       ========

Consolidated Results
--------------------

         Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 5% from $64.2 million in the first quarter of 2000 to $67.1 million in the first quarter of 2001. On a same center basis, rental income increased 7%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as, increases associated with lease rollovers. Same center basis, in 2001, excludes Peninsula Shopping Center in Palos Verdes, California which was sold on June 30, 2000 and properties under development in 2000 and 2001, including Woodmont East in Bethesda, Maryland, 214 Wilshire Avenue in Santa Monica, California and Town & Country Shopping Center in San Jose, California which was demolished as the Santana Row development began.

         Other property income includes items, which although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. Also included are less regularly recurring items, such as lease termination fees. Other property income decreased 2% from $2.8 million in 2000 to $2.7 million in 2001 due to the loss of revenue from Town & Country Shopping Center. On a same center basis, other property income increased 7%.

         Rental expenses increased 3% from $14.6 million in the first quarter of 2000 to $15.0 million in the first quarter of 2001. On a same center basis, rental expenses increased 4% from $14.1 million in 2000 to $14.7 million in 2001, primarily due to increased snow removal and property management costs in 2001. Rental expense as a percentage of property income, rental income plus other property income, remained constant in both periods at 22%.

         Real estate taxes increased 3% from $6.5 million in the first quarter of 2000 to $6.6 million in the first quarter of 2001. On a same center basis, real estate taxes increased 8% due primarily to increased taxes on recently redeveloped properties.

         Depreciation and amortization expenses increased 12% from $12.7 million in the first quarter of 2000 to $14.1 million in the first quarter of 2001. On a same center basis, depreciation and amortization also increased 12% reflecting the impact of recent tenant work and property redevelopments.

         During the first quarter of 2001 the Trust incurred interest expense of $21.3 million, of which $4.1 million was capitalized, as compared to 2000's $18.7 million of which $2.2 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's capital improvement programs. The ratio of earnings to combined fixed charges and preferred dividends was 1.29x and 1.43x for the first quarter of 2001 and 2000, respectively. The ratio of earnings to fixed charges was 1.39x and 1.56x during the first quarter of 2001 and 2000, respectively. The ratio of funds from operations to combined fixed charges and preferred dividends was 1.7x for the first quarter of 2001 and 1.9x for the first quarter of 2000.

         Administrative expenses increased from $2.9 million, or 4.2% of revenue in the first quarter of 2000 to $3.1 million, or 4.4% of revenue in the first quarter of 2001 primarily due to increased personnel costs.

         As a result of the foregoing items, net income increased from $14.1 million during the first quarter of 2000 to $14.2 million during the first quarter of 2001 and net income available for common shareholders remained constant at $12.2 million in both periods.

         While the Trust expects growth in net income and funds from operations during the remainder of 2001, the growth rate is expected to be slower than in 2000 based on the following factors; there will be a lower contribution from redevelopment projects as much of the Trust's southern California redevelopments were completed in 2000, higher property management and administrative expenses necessitated by tight labor markets, the addition of key positions and a temporary reduction in earnings caused by the demolition of the old Town & Country Shopping Center in 2000 to make way for the new Santana Row development. The growth in 2001 will continue to be primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on the financial health of the Trust's tenants and on controlling expenses, some of which are beyond the control of the Trust, such as snow removal and real estate tax assessments. The Trust expects that demand for its retail space should remain at its current levels. A weakening of the retail environment could, however, adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space.

         Growth in net income is also dependent on the amount of leverage and interest rates. The Trust's leverage is increasing as it finances its development pipeline. In addition, to the extent variable-rate debt is unhedged, the Trust will continue to have exposure to changes in market interest rates. If interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development projects, will be negatively impacted. To mitigate its exposure to increases in market rate debt, the Trust has entered into interest rate swaps on its $125 million term loan which locks the interest rate on this loan at 6.22%.

Segment Results
---------------

         The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):

                                  For the three months ended March 31,
                                        2001               2000
----------------------------------------------------------------------

Rental income

         Northeast                     $28,984           $27,286
         Mid-Atlantic                   30,042            28,122
         West                            8,110             8,824
                                       -------           -------

                  Total                $67,136           $64,232
                                       =======           =======




                             For the three months ended March 31,
                                      2001         2000
----------------------------------------------------------------


Net operating income

         Northeast                     $19,775           $18,471
         Mid-Atlantic                   22,497            20,665
         West                            5,909             6,784
                                       -------           -------

                                       $48,181           $45,920
                                       =======           =======

The Northeast
-------------

         The Northeast region is comprised of fifty-four assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

         When comparing the first quarter of 2001 with 2000, rental income, on an overall and same center basis, increased 6% from $27.3 million in 2000 to $29.0 million in 2001, primarily due to increases at recently redeveloped and retenanted shopping centers and street retail properties such as Greenlawn, Blue Star, Brunswick, Fresh Meadows and Austin Street in Forest Hills, New York.

         Net operating income increased 7% from $18.5 million in 2000 to $19.8 million in 2001, primarily due to increases at the recently redeveloped and retenanted shopping centers and street retail properties.

The Mid-Atlantic
----------------

         The Mid-Atlantic region is comprised of thirty-two assets, including Pentagon Row, which is currently under development, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

         When comparing the first quarter of 2001 with 2000, rental income increased 7% from $28.1 million in 2000 to $30.0 million in 2001. On a same center basis, excluding the recently developed Woodmont East project in Bethesda, Maryland, rental income increased 5%, due primarily to successful retenanting at several shopping centers and street retail properties.

         When comparing the first quarter of 2001 with 2000, net operating income increased 9% from $20.7 million in 2000 to $22.5 million in 2001. On the same center basis as defined above net operating income increased 6%.

The West
--------

         The Western region is comprised of thirty-nine assets, including Santana Row, which is currently under development, extending from Texas to the West Coast.

         When comparing the first quarter of 2001 with 2000 on a same center basis, which excludes properties acquired and sold in 2001 and 2000, newly developed properties and Santana Row, which is currently under development, rental income increased 16% from $6.6 million in 2000 to $7.7 million in 2001, due primarily to increases from the recently redeveloped and retenanted properties in Los Angeles and Los Gatos, California. On an overall basis, which includes the impact of the sale of Peninsula Shopping Center on June 30, 2000 and the temporary reduction in earnings caused by the demolition of the old Town & Country Shopping Center to make way for the new Santana Row development, rental income decreased 8%, from $8.8 million in 2000 to $8.1 million in 2001.

         On a same center basis as defined above, net operating income increased 12% from $5.1 million in 2000 to $5.7 million in 2001, due primarily to increases from the recently redeveloped and retenanted properties in Los Angeles and Los Gatos, California. Overall net operating income decreased 13% from $6.8 million in 2000 to $5.9 million in 2001, again reflecting the sale of Peninsula Shopping Center and the temporary reduction in earnings caused by the Santana Row development.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A) Reports on Form 8-K

         A Form 8-K, dated December 31, 2000 was filed on February 14, 2001 in response to Item 5.









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

                                        FEDERAL REALTY INVESTMENT TRUST
                                        -------------------------------
                                                                (Registrant)





May 8, 2001                             /s/ Steven J. Guttman
                                        ------------------------------
                                        Steven J. Guttman, Chairman
                                        (Chief Executive Officer)

May 8, 2001                             /s/ Cecily A. Ward
                                        -------------------------------
                                        Cecily A. Ward,Chief Financial Officer
                                        (Principal Accounting Officer)