Form 10-Q
period 2001-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2001-08-10
CIK 34903

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   Form 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended: June 30, 2001
                     ------------------------------------
                           Commission File No. 17533
                           -------------------------


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

     Yes   X  .    No_____.
         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Outstanding at August 3, 2001
------------------------------------  -----------------------------
Common Shares of Beneficial Interest           40,007,170

This report, including exhibits, contains 116 pages.

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                 June 30, 2001

                                   I N D E X

PART I.     FINANCIAL INFORMATION                                  PAGE NO.

            Consolidated Balance Sheets
            June 30, 2001 (unaudited) and
            December 31, 2000 (audited)                                   4

            Consolidated Statements of Operations (unaudited)
            Six months ended June 30, 2001 and 2000                       5

            Consolidated Statements of Operations (unaudited)
            Three months ended June 30, 2001 and 2000                     6

            Consolidated Statements
            of Shareholders' Equity (unaudited)
            Six months ended June 30, 2001 and 2000                       7

            Consolidated Statements of Cash Flows (unaudited)
            Six months ended June 30, 2001 and 2000                       8

            Notes to Financial Statements                              9-15

            Management's Discussion and Analysis of                   16-29
            Financial Condition and Results of Operations

PART II.    OTHER INFORMATION                                            30

                        FEDERAL REALTY INVESTMENT TRUST

                               S.E.C. FORM 10-Q

                                 June 30, 2001

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

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                      June 30                      December 31,
                                                                                        2001                          2000
                                                                                    (unaudited)
                                              ASSETS                                                (in thousands)
Real estate, at cost
  Operating                                                                       $         1,706,583          $      1,679,289
  Development                                                                                 274,419                   175,624
                                                                                  -------------------          ----------------
                                                                                            1,981,002                 1,854,913

  Less accumulated depreciation and amortization                                             (372,567)                 (351,258)
                                                                                  -------------------          ----------------

                                                                                            1,608,435                 1,503,655
Other Assets
  Cash, including tax free exchange escrow funds
    of $16,300 and $0, respectively                                                            31,475                    11,357
  Mortgage notes receivable                                                                    35,405                    47,360
  Accounts and notes receivable                                                                12,777                    13,092
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                                       39,653                    38,140
  Debt issue costs, net of accumulated amortization
    of $4,075 and $3,982, respectively                                                          7,348                     7,475
                                                                                  -------------------          ----------------

                                                                                  $         1,735,093          $      1,621,079
                                                                                  ===================          ================



                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                $           100,024          $        121,611
  Mortgages payable                                                                           245,034                   202,300
  Notes payable                                                                               310,646                   225,246
  Accounts payable and accrued expenses                                                        50,276                    36,810
  Dividends payable                                                                            20,113                    19,892
  Security deposits                                                                             5,907                     5,537
  Prepaid rents                                                                                 9,127                     8,819
Senior notes and debentures                                                                   410,000                   410,000
5 1/4% Convertible subordinated debentures                                                     75,289                    75,289
Investors' interest in consolidated assets                                                     35,092                    47,921

Commitments and contingencies

Shareholders' equity
   Preferred stock, authorized 15,000,000 shares, $.01 par
     7.95% Series A Cumulative Redeemable Preferred Shares, (stated at
     liquidation preference $25 per share), 4,000,000 shares issued in 1997                   100,000                   100,000
  Common shares of beneficial interest, $.01 par , 100,000,000 shares
     authorized, 41,416,183 and 40,910,972 issued, respectively                                   415                       410
  Additional paid in capital                                                                  733,288                   723,078
  Accumulated dividends in excess of Trust net income                                        (311,264)                 (306,287)
                                                                                  -------------------          ----------------

                                                                                              522,439                   517,201

Less:1,441,888 and 1,441,594 common shares in treasury - at cost, respectively                (27,758)                  (27,753)
         Deferred compensation on restricted shares                                           (16,045)                  (17,254)
         Notes receivable from employee stock  plans                                           (4,242)                   (4,540)
         Other comprehensive income (loss)                                                       (809)                        -
                                                                                  -------------------          ----------------

                                                                                              473,585                   467,654
                                                                                  -------------------          ----------------

                                                                                  $         1,735,093          $      1,621,079
                                                                                  ===================          ================


The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                 (unaudited)

                                                                                    Six months ended June 30,
                                                                                  2001                     2000
                                                                           ----------------         ----------------
(In thousands, except per share data)

Revenue
  Rental income                                                                   $135,594                 $128,483
  Interest and other income                                                          3,597                    3,962
  Other property income                                                              5,910                    5,465
                                                                           ----------------         ----------------
                                                                                   145,101                  137,910



Expenses
  Rental                                                                            30,222                   28,042
  Real estate taxes                                                                 13,479                   12,979
  Interest                                                                          34,680                   33,529
  Administrative                                                                     6,455                    5,790
  Depreciation and amortization                                                     28,957                   25,993
                                                                           ----------------         ----------------

                                                                                   113,793                  106,333
                                                                           ----------------         ----------------

Operating income before investors' share
  of operations                                                                     31,308                   31,577

  Investors' share of operations                                                    (2,806)                  (3,045)
                                                                           ----------------         ----------------

Income before gain on sale of real estate                                           28,502                   28,532

Gain on sale of real estate                                                          7,898                    3,681
                                                                           ----------------         ----------------

              Net income                                                            36,400                   32,213

Dividends on preferred stock                                                        (3,975)                  (3,975)
                                                                           ----------------         ----------------

              Net income available for common shareholders                        $ 32,425                 $ 28,238
                                                                           ================         ================

Earnings per common share, basic
   Income before gain on sale of real estate                                      $   0.63                 $   0.63
   Gain on sale of real estate                                                        0.20                     0.10
                                                                           ----------------         ----------------
                                                                                  $   0.83                 $   0.73
                                                                           ================         ================

    Weighted average number of common shares, basic                                 38,908                   38,871
                                                                           ================         ================

Earnings per common share, diluted
   Income before gain on sale of real estate                                      $   0.63                 $   0.63
   Gain on sale of real estate                                                        0.20                     0.09
                                                                           ----------------         ----------------
                                                                                  $   0.83                 $   0.72
                                                                           ================         ================

    Weighted average number of common shares, diluted                               39,946                   40,037
                                                                           ================         ================

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (unaudited)
                                                                                   Three months ended June 30,
                                                                                  2001                     2000
                                                                            ---------------          ----------------
(In thousands, except per share data)

Revenue
  Rental income                                                             $        68,458          $        64,251
  Interest and other income                                                           1,740                    1,855
  Other property income                                                               3,200                    2,700
                                                                            ---------------          ---------------

                                                                                     73,398                   68,806



Expenses
  Rental                                                                             15,177                   13,422
  Real estate taxes                                                                   6,859                    6,522
  Interest                                                                           17,530                   17,036
  Administrative                                                                      3,322                    2,868
  Depreciation and amortization                                                      14,813                   13,338
                                                                            ---------------          ---------------

                                                                                     57,701                   53,186
                                                                            ---------------          ---------------

Operating income before investors' share
  of operations                                                                      15,697                   15,620

  Investors' share of operations                                                     (1,428)                  (1,227)
                                                                            ---------------          ---------------

Income before gain on sale of real estate                                            14,269                   14,393

Gain on sale of real estate                                                           7,898                    3,681
                                                                            ---------------          ---------------

              Net income                                                             22,167                   18,074

Dividends on preferred stock                                                         (1,987)                  (1,987)
                                                                            ---------------          ---------------

              Net income available for common shareholders                  $        20,180          $        16,087
                                                                            ===============          ===============

Earnings per common share, basic
  Income before gain on sale of real estate                                 $          0.31          $          0.32
  Gain on sale of real estate                                                          0.20                     0.10
                                                                            ---------------          ---------------
                                                                            $          0.51          $          0.42
                                                                            ===============          ===============

  Weighted average number of common shares, basic                                    38,984                   38,601
                                                                            ===============          ===============

Earnings per common share, diluted
  Income before gain on sale of real estate                                 $          0.31          $          0.32
  Gain on sale of real estate                                                          0.20                     0.09
                                                                            ---------------          ---------------
                                                                            $          0.51          $          0.41
                                                                            ===============          ===============

  Weighted average number of common shares, diluted                                  40,027                   39,782
                                                                            ===============          ===============


The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                (unaudited)

                                                                              Six months ended June 30,

                                                                  2001                                       2000
                                                  ----------- -----------     -----------    ----------- -----------   ------------
(In thousands, except share data)                   Shares      Amount      Additional       Shares       Amount        Additional
                                                                          Paid-in Capital                            Paid-in Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                       40,910,972      $410        $723,078     40,418,766       $404         $713,354
  Exercise of stock options                                 -         -               -         42,322          -              871
  Shares issued to purchase partnership interests     328,116         3           6,759              -          -                -
  Shares issued under dividend reinvestment plan       81,836         1           1,602         77,954          1            1,585
  Performance and Restricted Shares granted, net
        of Restricted Shares retired                   95,259         1           1,849        238,809          2            4,540
                                                  ----------- ---------     -----------    -----------  ---------      -----------

  Balance, end of period                           41,416,183      $415        $733,288     40,777,851       $407         $720,350
                                                 ============ =========     ===========   ============  =========      ===========


Accumulated Dividends in Excess of Trust Net
   Income
  Balance, beginning of year                                  ($306,287)                                ($286,348)
  Net income                                                     36,400                                    32,213
  Dividends declared to common shareholders                     (37,402)                                  (35,408)
  Dividends declared to preferred shareholders                   (3,975)                                   (3,975)
                                                              ---------                                 ---------

  Balance, end of period                                      ($311,264)                                ($293,518)
                                                              =========                                 =========


Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year                       (1,441,594) ($27,753)                      (217,644)   ($4,334)
  Performance and Restricted Shares forfeited            (294)       (5)                       (16,384)      (349)
  Purchase of treasury shares                               -         -                     (1,185,400)   (22,632)
                                                 ------------ ---------                   ------------  ---------

  Balance, end of period                           (1,441,888) ($27,758)                    (1,419,428)  ($27,315)
                                                 ============ =========                   ============  =========


Deferred Compensation on Restricted Shares
  Balance, beginning of year                         (735,875) ($17,254)                      (599,427)  ($15,219)
  Performance and Restricted Shares issued,
    net of forfeitures                                (71,869)   (1,392)                      (199,271)    (3,751)
  Vesting of Performance and Restricted Shares        109,303     2,601                         82,323      2,116
                                                 ------------ ---------                   ------------  ---------

  Balance, end of period                             (698,441) ($16,045)                      (716,375)  ($16,854)
                                                 ============ =========                   ============  =========


Subscriptions receivable from employee stock
   plans
  Balance, beginning of year                         (242,638)  ($4,540)                      (317,606)   ($6,030)
  Subscription loans issued                                 -         -                         (5,500)      (115)
  Subscription loans paid                              19,540       298                         70,680      1,452
                                                 ------------ ---------                     ----------  ---------

  Balance, end of period                             (223,098)  ($4,242)                      (252,426)   ($4,693)
                                                 ============ =========                     ==========  =========


Accumulated other comprehensive income (loss)
  Balance, beginning of year                                          -                                         -
  Change in valuation on interest rate swap                       ($809)                                        -
                                                              ---------                                 ---------

  Balance, end of period                                          ($809)                                       $0
                                                              =========                                 =========

Other comprehensive income
  Net income                                                    $36,400                                         -
  Change in valuation on interest rate swap                        (809)                                        -
                                                              ---------                                 ---------

  Total other comprehensive income                              $35,591                                        $0
                                                              =========                                 =========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                                             Six months ended June 30,
                                                                                            2001                  2000
                                                                                        ----------            ----------
(In thousands)
OPERATING ACTIVITIES
  Net income                                                                             $  36,400             $  32,213
  Items not requiring cash outlays
     Depreciation and amortization                                                          28,957                25,993
     (Gain) on sale of real estate                                                          (7,898)               (3,681)
     Other, net                                                                              1,914                   624
  Changes in assets and liabilities
     Decrease in accounts receivable                                                           315                 4,323
     (Increase) decrease in prepaid expenses and other
      assets before depreciation and amortization                                           (4,345)                2,032
     Increase in operating accounts payable,
      security deposits and prepaid rent                                                       677                 1,912
     Increase (decrease) in accrued expenses                                                 1,164                (4,455)
                                                                                        ----------            ----------

  Net cash provided by operating activities                                                 57,184                58,961


INVESTING ACTIVITIES
  Acquisition of real estate                                                               (41,761)              (19,573)
  Capital expenditures  - development                                                      (84,411)              (28,445)
  Capital expenditures  - other                                                            (18,241)              (31,224)
  Proceeds from sale of real estate                                                         16,255                47,157
  Repayments of mortgage notes receivable, net                                               3,477                 2,340
                                                                                        ----------            ----------

  Net cash used in investing activities                                                   (124,681)              (29,745)


FINANCING ACTIVITIES
  Borrowing of short-term debt, net                                                         80,500               129,000
  Proceeds from mortgage and construction financing, net of costs                           74,480                 8,048
  Issuance of senior notes, net of costs                                                         -              (100,000)
  Issuance of common shares                                                                    347                 2,629
  Common shares repurchased                                                                      -               (22,632)
  Payments on mortgages, capital leases and notes payable                                  (27,071)               (1,573)
  Dividends paid                                                                           (39,905)              (38,491)
  (Decrease) increase in minority interest, net                                               (736)                  751
                                                                                        ----------            ----------

  Net cash provided by (used in) financing activities                                       87,615               (22,268)
                                                                                        ----------            ----------

Increase in cash                                                                            20,118                 6,948

Cash at beginning of period                                                                 11,357                11,738
                                                                                        ----------            ----------

Cash at end of period                                                                    $  31,475             $  18,686
                                                                                        ==========            ==========

The accompanying notes are an integral part of these consolidated statements.

                        Federal Realty Investment Trust

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

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

     The following table sets forth the reconciliation between basic and diluted
EPS:

                                                          Six months ending         Three months ending
                                                               June 30,                  June 30,
Numerator                                                  2001          2000         2001          2000
Net income available for common
  shareholders - basic                                  $32,425       $28,238      $20,180       $16,087

Income attributable to operating
  partnership  units                                        760           744          461           131
                                                        -------       -------      -------       -------
Net income available for common
  shareholders - diluted                                $33,185       $28,982      $20,641       $16,218
                                                        =======       =======      =======       =======

Denominator
Denominator for basic EPS-
  Weighted average shares                                38,908        38,871       38,984        38,601
Effect of diluted securities
  Stock options and awards                                  133           161          138           176
  Operating partnership units                               905         1,005          905         1,005
                                                        -------       -------      -------       -------

Denominator for diluted EPS                              39,946        40,037       40,027        39,782
                                                        =======       =======      =======       =======

Risk Management. Upon adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, the Trust had no derivatives and thus there was no transition adjustment upon adoption. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to certain risks. The Trust enters into derivative contracts, which qualify as cash flow hedges, in order to manage interest rate risk. Derivatives are not purchased for speculation. During the first six months of 2001, the Trust entered into interest rate swaps, which fixed the interest rate at 6.22% on notional amounts totaling $125 million to hedge its exposure to increasing interest rates on its variable rate $125 million term loan. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of other comprehensive income within stockholders' equity and either a derivative instrument asset or liability is recorded on the balance sheet. At June 30, 2001, a loss of $809,000 was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. The Trust expects additional interest expense of approximately $320,000 to be reclassified from other comprehensive income into current earnings over the next twelve months.

NOTE B - REAL ESTATE ASSETS AND ENCUMBRANCES

     On February 16, 2001 the Trust bought the fee interest underlying the capital lease obligation of $21.4 million, thereby terminating the capital lease, on Brick Plaza in Brick, New Jersey for a purchase price of $28 million. A mortgage note receivable of $3.2 million owed to the Trust by the lessor and a $3 million security deposit on the capital lease were credited to the purchase price, resulting in a cash outlay of approximately $21.5 million.

     On March 1, 2001 the limited partners in two partnerships, owning street retail properties in southern California, exercised their rights under the partnership agreements and put their interests to the Trust. The Trust purchased their interests for $18.1 million, $11.4 million in cash, which was paid at closing, and the balance in common shares of the Trust. 328,116 shares valued at $6.7 million were issued to the limited partners on June 19, 2001. Up to an additional estimated $1.7 million may be owed to the limited partners if certain leasing transactions occur.

     In connection with the buyout of the minority partner at Santana Row in a transaction being structured as a tax-free exchange the Trust made an investment in an office building for $8.5 million. Upon consummation of the exchange, the Trust will receive the minority interest in Santana Row and $5.9 million in cash in exchange for the building.

     On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million. The proceeds from the sale are being held by a qualified intermediary for purposes of executing a tax-free property exchange.

NOTE C - MORTGAGE NOTES RECEIVABLE

     The Trust made additional loans of $723,000 on properties located in Manayunk, Pennsylvania to existing borrowers with an average weighted interest rate of 10.0%. $4.2 million of notes secured by properties located in Philadelphia, Pennsylvania were repaid to the Trust during the first six months of 2001.

NOTE D - MORTGAGES AND NOTES PAYABLE

     At June 30, 2001 there was $158.5 million borrowed under the Trust's syndicated credit facility, which also represents the maximum drawn during the first six months of 2001. The weighted average interest rate on borrowings for the six months ended June 30, 2001 was 5.9%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At June 30, 2001 the Trust is in compliance with all loan covenants.

     At June 30, 2001 there was $21.2 million borrowed under the construction loan for the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 120 to 150 basis points, depending on occupancy levels, matures August 29, 2002 with two one-year extension options. No principal payments are due until maturity. The property secures the construction loan facility.

     On April 12, 2001 the Trust obtained a $33 million mortgage loan secured by Brick Plaza in Brick, New Jersey. The mortgage, which bears interest at 7.415%, matures November 15, 2015. The loan provides for interest only payments for the initial 29 months, then monthly principal and interest payments based on a twenty-seven year amortization schedule until the maturity date. The proceeds from the mortgage loan were used to fund the purchase of the fee interest of Brick Plaza (see Note B).

     On April 17, 2001 the Trust closed on a $295 million construction loan for Santana Row in San Jose, California. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options. The interest rate will decrease to LIBOR plus 187.5 basis points and then to LIBOR plus 162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. Funding on the construction loan will begin after the Trust has fulfilled its equity requirement in the project and met the pre-leasing requirements under the loan, which are expected to be met in the third quarter of 2001.

     On May 3, 2001 the Trust refinanced the mortgage loan which was secured by Federal Plaza in Rockville, Maryland. The $36.5 million mortgage loan bears interest at 6.75% and matures on June 1, 2011. The loan provides for monthly principal and interest payments based on a thirty year amortization schedule until the maturity date. The proceeds from the refinancing were first used to payoff the outstanding mortgage balance on the property of $26.5 million. The remaining proceeds were used to pay down on the Trust's syndicated credit facility.

NOTE E - SHAREHOLDERS' EQUITY

     During the first six months of 2001, options for 417,500 shares at prices ranging from $19.60 to $19.93 per share, fair market value at the dates of award, were awarded to certain employees and Trustees of the Trust. The options vest over three years.


NOTE F - INTEREST EXPENSE

     The Trust incurred interest expense totaling $42.7 million during the first six months of 2001 and $38.7 million during the first six months of 2000 of which $8.0 million and $5.2 million, respectively, was capitalized in connection with development projects. Interest paid was $41.2 million in the first six months of 2001 and $41.5 million in the first six months of 2000.


NOTE G - COMMITMENTS AND CONTINGENCIES

     Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer, because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. The original contractor filed a counter-claim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor. Due to the delay and other costs associated with the change in the general contractor the estimated total cost of the project is now $87 million, with estimated stabilized return on total cost of 9%, if there is no recovery of damages from the original general.

     In addition, the Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, Rockville Plaza Company, an unaffiliated third party, has the right to require the Trust and the two other minority partners to purchase from half to all of Rockville Plaza Company's 37.5% interest in Congressional Plaza at the interest's then-current fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27 million.

     Under the terms of seven other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash, or for four of the partnerships, a limited number of common shares of the Trust at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

     Under the terms of other partnerships, the partners may exchange their 904,589 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust.


NOTE H - COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended June 30 are as follows (in thousands):

                                          Six months                            Three months
                                           2001               2000                2001                 2000
                                           ----               ----                ----                 ----
Retail Properties
   Minimum rents                        $108,789            $104,047            $54,759              $52,324
   Cost reimbursements                    22,165              19,963             11,715                9,705
   Percentage rents                        3,179               3,097              1,248                1,541
Apartments                                 1,461               1,376                736                  681
                                        --------            --------            -------              -------

                                        $135,594            $128,483            $68,458              $64,251
                                        ========            ========            =======              =======

NOTE I - SEGMENT INFORMATION

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

     A summary of the Trust's operations by geographic region is presented below (in thousands):

Six months ended                                         Mid-
     June 30, 2001                   Northeast       Atlantic        West       Other       Total
---------------------------------------------------------------------------------------------------
Rental income                         $ 58,440       $ 60,383     $ 16,771               $  135,594
Other income                             2,203          2,641        1,066                    5,910
Rental expense                         (12,423)       (12,504)      (5,295)                 (30,222)
Real estate tax                         (7,541)        (4,608)      (1,330)                 (13,479)
                                      --------       --------     --------               ----------
  Net operating income                  40,679         45,912       11,212                   97,803
Interest income                                                              $   3,597        3,597
Interest expense                                                               (34,680)     (34,680)
Administrative expense                                                          (6,455)      (6,455)
Depreciation and
    Amortization                       (13,590)       (11,682)      (3,245)       (440)     (28,957)
                                      --------       --------     --------   ---------   ----------

Income before investors' share
  of operations                       $ 27,089       $ 34,230     $  7,967    ($37,978)  $   31,308
                                      ========       ========     ========   =========   ==========
Capital expenditures                  $  9,106       $ 31,084     $ 99,913               $  140,103
                                      ========       ========     ========               ==========
Real estate assets                    $762,885       $737,554     $480,563               $1,981,002
                                      ========       ========     ========               ==========
Six months ended                                         Mid-
     June 30, 2000                   Northeast       Atlantic        West       Other       Total
---------------------------------------------------------------------------------------------------
Rental income                         $ 55,054       $ 55,811     $ 17,618               $  128,483
Other income                             1,993          2,109        1,363                    5,465
Rental expense                         (11,762)       (12,129)      (4,151)                 (28,042)
Real estate tax                         (7,032)        (4,352)      (1,595)                 (12,979)
                                      --------       --------     --------               ----------
  Net operating income                  38,253         41,439       13,235                   92,927
Interest income                                                              $   3,962        3,962
Interest expense                                                               (33,529)     (33,529)
Administrative expense                                                          (5,790)      (5,790)
Depreciation and
    Amortization                       (12,262)       (10,656)      (2,589)       (486)     (25,993)
                                      --------       --------     --------   ---------   ----------

Income before investors' share
  of operations                       $ 25,991       $ 30,783     $ 10,646    ($35,843)  $   31,577
                                      ========       ========     ========   =========   ==========
Capital expenditures                  $ 24,984       $ 21,659     $ 40,978               $   87,621
                                      ========       ========     ========               ==========
Real estate assets                    $740,670       $681,911     $338,464               $1,761,045
                                      ========       ========     ========               ==========

Three months ended                                       Mid-
     June 30, 2001                   Northeast       Atlantic        West       Other       Total
---------------------------------------------------------------------------------------------------
Rental income                         $ 29,456       $ 30,341     $  8,661               $   68,458
Other income                             1,162          1,664          374                    3,200
Rental expense                          (5,805)        (6,298)      (3,074)                 (15,177)
Real estate tax                         (3,909)        (2,292)        (658)                  (6,859)
                                      --------       --------     --------               ----------
  Net operating income                  20,904         23,415        5,303                   49,622
Interest income                                                              $   1,740        1,740
Interest expense                                                               (17,530)     (17,530)
Administrative expense                                                          (3,322)      (3,322)
Depreciation and
    Amortization                        (6,891)        (6,019)      (1,690)       (213)     (14,813)
                                      --------       --------     --------   ---------   ----------
Income before investors' share
  of operations                       $ 14,013       $ 17,396     $  3,613    ($19,325)  $   15,697
                                      ========       ========     ========   =========   ==========
Capital expenditures                  $  2,369       $ 15,949     $ 50,987               $   69,305
                                      ========       ========     ========               ==========
Real estate assets                    $762,885       $737,554     $480,563               $1,981,002
                                      ========       ========     ========               ==========
Three months ended                                       Mid-
     June 30, 2000                   Northeast       Atlantic        West       Other       Total
---------------------------------------------------------------------------------------------------
Rental income                         $ 27,769       $ 27,688     $  8,794               $   64,251
Other income                               945          1,178          577                    2,700
Rental expense                          (5,417)        (5,845)      (2,160)                 (13,422)
Real estate tax                         (3,515)        (2,248)        (759)                  (6,522)
                                      --------       --------     --------               ----------
  Net operating income                  19,782         20,773        6,452                   47,007
Interest income                                                              $   1,855        1,855
Interest expense                                                               (17,036)     (17,036)
Administrative expense                                                          (2,868)      (2,868)
Depreciation and
    Amortization                        (6,389)        (5,392)      (1,317)       (240)     (13,338)
                                      --------       --------     --------   ---------   ----------
Income before investors' share
  of operations                       $ 13,393       $ 15,381     $  5,135    ($18,289)  $   15,620
                                      ========       ========     ========   =========   ==========
Capital expenditures                  $ 10,650       $ 13,889     $ 22,068               $   46,607
                                      ========       ========     ========               ==========
Real estate assets                    $740,670       $681,911     $338,464               $1,761,045
                                      ========       ========     ========               ==========

There are no transactions between geographic areas.

                        FEDERAL REALTY INVESTMENT TRUST
                                   FORM 10-Q

                                 June 30, 2001


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

LIQUIDITY AND CAPITAL RESOURCES

     Federal Realty meets its liquidity requirements through net cash provided by operating activities, along with traditional debt and equity funding alternatives available to it. A significant portion of cash provided by operating activities is distributed to common and preferred shareholders in the form of dividends. Accordingly, capital outlays for property acquisitions, major renovation and development projects and balloon debt repayments require debt or equity funding. Proceeds from the sale of selected assets may also provide an additional source of capital in 2001.

     Net cash provided by operating activities was $57.2 million in the first half of 2001 and $59.0 million in the first half of 2000 of which $39.9 million and $38.5 million, respectively, was distributed to shareholders. The $1.8 million decrease in 2001 was due to cash uses of operating assets and liabilities surpassing the contributions from retenanted and redeveloped properties, as more fully described below.

     Net cash used in investing activities was $124.7 million during the first half of 2001 and $29.7 million during the first half of 2000. Cash outlays for acquiring real estate totaled $41.8 million in the first half of 2001 and $19.6 million in the first half of 2000. During these two periods, the Trust expended an additional $102.7 million and $59.7 million, respectively, in capital improvements to its properties. The Trust invested $723,000 during the first half of 2001 and $3.6 million during the first half of 2000 in mortgage notes receivable with an average weighted interest rate of 10% and 9.7%, respectively. $4.2 million and $5.9 million of notes were repaid during the first half of 2001 and 2000, respectively. Cash of $16.3 million in the first half of 2001 and $47.2 million in the first half of 2000 was received from the sale of properties.

     On February 16, 2001 the Trust bought the fee interest underlying the capital lease obligation of $21.4 million, thereby terminating the capital lease, on Brick Plaza in Brick, New Jersey for a purchase price of $28 million. A mortgage note receivable of $3.2 million owed to the Trust by the lessor and a $3 million security deposit on the capital lease were credited to the purchase price, resulting in a cash outlay of approximately $21.5 million.

     On March 1, 2001 the limited partners in two partnerships, owning street retail properties in southern California, exercised their rights under the partnership agreements and put their interests to the Trust. The Trust purchased their interests for $18.1 million, $11.4 million in cash, which was paid at closing, and the balance in common shares of the Trust. 328,116 shares valued at $6.7 million were issued to the limited partners on June 19, 2001. Up to an additional estimated $1.7 million may be owed to the limited partners if certain leasing transactions occur.

     In connection with the buyout of the minority partner at Santana Row in a transaction being structured as a tax-free exchange the Trust made an equity investment of $2.6 million and a loan of $5.9 million to a partnership which purchased a building for $8.5 million. Upon consummation of the exchange, the Trust will receive the minority interest in Santana Row and repayment of its $5.9 million loan in exchange for its $2.6 million investment in the building.

     On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million. The proceeds from the sale are being held by a qualified intermediary for purposes of executing a tax-free property exchange.

     Of the $102.7 million spent in the first half of 2001 on the Trust's existing real estate portfolio, approximately $84.4 million was invested in development projects in Bethesda, Maryland; San Jose, California; and in Arlington, Virginia. The remaining $18.3 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the office expansion and retenanting of Willow Lawn Shopping Center and the redevelopment of retail buildings in San Antonio, Texas.

     Net cash provided by financing activities, before dividend payments, was $127.5 million in the first half of 2001 and $16.2 million in the first half of 2000. In most cases, the Trust utilizes its unsecured line of credit to fund acquisitions and capital expenditures prior to obtaining permanent financing for these expenditures. At June 30, 2001 there was $158.5 million borrowed under this syndicated credit facility, which also represents the maximum drawn during the first six months of 2001. The weighted average interest rate on borrowings for the six months ended June 30, 2001 was 5.9%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At June 30, 2001 the Trust is in compliance with all loan covenants.

     On April 12, 2001 the Trust obtained a $33 million mortgage loan secured by Brick Plaza in Brick, New Jersey and on May 3, 2001 the Trust refinanced the mortgage loan which was secured by Federal Plaza in Rockville, Maryland and placed a new $36.5 million mortgage loan on the property.

     Capital requirements for the remainder of 2001 will depend on new development efforts, acquisition opportunities, the rate of build-out on the Trust's current development pipeline and the level of improvements and redevelopments on existing properties.

     The Trust will need additional capital in order to fund these acquisitions, expansions and developments, particularly Santana Row, and to refinance its maturing debt. Longer term, sources of this future funding may be additional debt both secured and unsecured, additional equity and joint venture relationships. Current requirements for the remainder of 2001 for the current development projects and for the refinancing of current debt are approximately $145 million. The Trust's unsecured line of credit and the $290 million Santana Row construction loan will be available to fund these needs.

Santana Row

     In the next several years, the Trust's single largest capital need is expected to come from the development of Santana Row, a multi-phase mixed-use project being built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel components, creating a community with the feel of an urban district. Phase 1 of the project, for which construction began in November 2000, includes Santana Row, the "1,500 foot long main street" framed by nine buildings which will contain approximately 538,000 square feet of retail space, 501 residential units, a 214 room hotel and the supporting infrastructure. Phase 1 is expected to begin generating revenues in mid-2002 and be stabilized during 2003. The total cost of Phase 1 is expected to be approximately $475 million. As of June 30, 2001, the Trust has incurred costs of $170 million including the purchase of the land; the Trust estimates that it will spend approximately $111 million in the last six months of 2001 and the balance in 2002 to complete the first phase of the project. On April 17, 2001, the Trust closed on a $295 million construction loan. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options. The interest rate will decrease to LIBOR plus 187.5 basis points then to LIBOR plus 162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. Funding on the construction loan will begin after the Trust has fulfilled its equity requirement in the project and met the pre-leasing requirements under the loan, which are expected to be met in the third quarter of 2001.

     The success of Santana Row will depend on many factors which cannot be assured and are not entirely within the Trust's control. These factors include among others, strong demand for retail and residential space at current or increasing prices, the ability to construct the current and later phases at reasonable prices, the cost of operations, including utilities, the availability and cost of capital and the general economy, particularly in the Silicon Valley.

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

CONTINGENCIES

     Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer, because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. The original contractor filed a counter-claim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor. Due to the delay and other costs associated with the change in the general contractor the estimated total cost of the project is now $87 million, with estimated stabilized return on total cost of 9%, if there is no recovery of damages from the original general contractor.

     In addition, the Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company, an unaffiliated third party, has the right to require the Trust and the two other minority partners to purchase from half to all of Rockville Plaza Company's 37.5% interest in Congressional Plaza at the interest's then-current fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27 million.

     Under the terms of seven other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash, or for four of the partnerships, a limited number of common shares of the Trust at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

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

     The reconciliation of net income to funds from operations is as follows:

                                                 Six months ending             Three months ending
                                                  June 30,                       June 30,
                                                2001            2000           2001            2000
                                                ----            ----           ----            ----
Net income available for common               $32,425         $28,238        $20,180         $16,087
  shareholders -  basic
(Gain) on sale of real estate                  (7,898)         (3,681)        (7,898)         (3,681)
Depreciation and amortization of
  real estate assets                           26,375          23,623         13,509          12,136
Amortization of initial direct
  costs of leases                               1,976           1,700          1,007             870
Income attributable to operating
  partnership units                               760             744            461             131
                                              -------         -------        -------         -------
Funds from operations for common
  shareholders                                $53,638         $50,624        $27,259         $25,543
                                              =======         =======        =======         =======

SIX MONTHS ENDED JUNE 30, 2001 and 2000

Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 5.5% from $128.5 million in the first half of 2000 to $135.6 million in the first half of 2001. On a same center basis, rental income increased 6.9%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as, increases associated with lease rollovers and increased cost recoveries. Same center basis, in 2001 excludes Williamsburg Shopping Center in Williamsburg, Virginia and Peninsula Shopping Center in Palos Verdes, California, which were sold on April 27, 2001 and June 30, 2000, respectively, as well as, properties under development in 2000 and 2001, including Woodmont East in Bethesda, Maryland, 214 Wilshire Boulevard in Santa Monica, California and Town & Country Shopping Center in San Jose, California.

     Other property income includes items, which although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. Also included are less regularly recurring items, such as lease termination fees. Other property income increased 8.1% from $5.5 million in the first six months of 2000 to $5.9 million in the first six months of 2001 due primarily to increases in lease termination fees and parking income. On a same center basis, other property income increased 6.1%.

     Rental expenses increased 7.8% from $28.0 million in the first half of 2000 to $30.2 million in the first half of 2001. Increased leasing and marketing costs associated with the Trust's development projects, as well as, operating costs associated with the Woodmont East and Pentagon Row developments contributed to this overall increase. On a same center basis, rental expenses increased 6.1% from $26.7 million in 2000 to $28.3 million in 2001, primarily due to increased snow removal and property management costs in 2001. Rental expense as a percentage of property income, rental income plus other property income, remained constant in both periods at 21%.

     Real estate taxes increased 3.9% from $13.0 million in the first half of 2000 to $13.5 million in the first half of 2001. On a same center basis, real estate taxes increased 7.6% due primarily to increased taxes on recently redeveloped properties.

     Depreciation and amortization expenses increased 11.4% from $26.0 million in the first half of 2000 to $29.0 million in the first half of 2001 reflecting the impact of recent new development, tenant work and property redevelopments.

     During the first six months of 2001 the Trust incurred interest expense of $42.7 million, of which $8.0 million was capitalized, as compared to 2000's $38.7 million, of which $5.2 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's capital improvement programs. The ratio of earnings to combined fixed charges and preferred dividends was 1.35x and 1.45x for the first half of 2001 and 2000, respectively. The ratio of earnings to fixed charges was 1.5x and 1.6x during the first half of 2001 and 2000, respectively. The ratio of funds from operations to combined fixed charges and preferred dividends was 1.9x for the first half of 2001 and 2.0x for the first half of 2000.

     Administrative expenses increased from $5.8 million, or 4.2% of revenue in the first six months of 2000 to $6.5 million, or 4.4% of revenue in the first six months of 2001 due primarily to increased personnel costs.

     On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million. In the second quarter of 2000 the Trust sold the 296,000 square foot Peninsula Shopping Center located in Palos Verdes, California for $48.6 million resulting in a gain of $3.7 million.

     As a result of the foregoing items, net income before gain on the sale of real estate remained constant in both periods at $28.5 million, while net income increased from $32.2 million during the first half of 2000 to $36.4 million during the first half of 2001 and net income available for common shareholders increased from $28.2 million to $32.4 million.

     While the Trust expects growth in net income and funds from operations during the remainder of 2001, the growth rate is expected to be slower than in 2000 based on the following factors; there will be a lower contribution from redevelopment projects as much of the Trust's southern California redevelopments were completed in 2000, higher property management and administrative expenses necessitated by tight labor markets, the addition of key positions and a temporary reduction in earnings caused by the leasing and marketing costs associated with the pre-leasing effort at the Santana Row development. The growth in 2001 will continue to be primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on the financial health of the Trust's tenants and on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal and real estate tax assessments. The Trust expects that demand for its retail space should remain at its current levels. A weakening of the retail environment could, however, adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space.

     Growth in net income is also dependent on the amount of leverage and interest rates. The Trust's leverage is increasing as it finances its development pipeline. In addition, to the extent variable-rate debt is unhedged, the Trust will continue to have exposure to changes in market interest rates. If interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development projects will be negatively impacted. To mitigate its exposure to increases in market rate debt, the Trust has entered into interest rate swaps on its $125 million term loan which locks the interest rate on this loan at 6.22%.

Segment Results
---------------

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):

                                       For the six months ended June 30,
                                             2001            2000
--------------------------------------------------------------------------------

Rental income
   Northeast                               $ 58,440       $ 55,054
   Mid-Atlantic                              60,383         55,811
   West                                      16,771         17,618
                                           --------       --------
         Total                             $135,594       $128,483
                                           ========       ========

Net operating income
   Northeast                               $ 40,679       $ 38,253
   Mid-Atlantic                              45,912         41,439
   West                                      11,212         13,235
                                           --------       --------
         Total                             $ 97,803       $ 92,927
                                           ========       ========

The Northeast
--------------

     The Northeast region is comprised of fifty-four assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the first half of 2001 with 2000, rental income, on an overall and same center basis, increased 6.2% from $55.1 million in 2000 to $58.4 million in 2001, primarily due to increases at recently redeveloped and retenanted shopping centers and street retail properties, such as Greenlawn, Blue Star, Brunswick, Fresh Meadows, and Austin Street.

     Net operating income increased 6.3% from $38.3 million in 2000 to $40.7 million in 2001, primarily due to increases at the recently redeveloped and retenanted shopping centers and street retail properties.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-one assets, including Pentagon Row, which is currently under development, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

     When comparing the first half of 2001 with 2000, rental income increased 8.2% from $55.8 million in 2000 to $60.4 million in 2001 reflecting the contribution from the recently completed Woodmont East project in Bethesda, Maryland. On a same center basis, excluding Williamsburg Shopping Center in Williamsburg, Virginia which was sold on April 27, 2001 and the recently developed Woodmont East project in Bethesda, Maryland rental income increased 5.7%, due primarily to successful retenanting at several shopping centers and street retail properties.

     When comparing the first half of 2001 with 2000, net operating income increased 10.8% from $41.4 million in 2000 to $45.9 million in 2001. On a same center basis as defined above, net operating income increased 7.5%.

The West
--------

     The Western region is comprised of thirty-seven assets, including Santana Row, which is currently under development, extending from Texas to the West Coast.

     When comparing the first half of 2001 with 2000, on a same center basis, which excludes properties acquired and sold in 2001 and 2000 and Santana Row, which is currently under development, rental income increased 15.0% from $13.8 million in 2000 to $15.9 million in 2001, due primarily to increases from recently redeveloped and retenanted properties in Los Angeles and Los Gatos, California. On an overall basis, which includes the impact of the sale of Peninsula Shopping Center on June 30, 2000, rental income decreased 4.8%, from $17.6 million in the first half of 2000 to $16.8 million in the first half of 2001.

     On a same center basis as defined above, net operating income increased 7.8% from $10.6 million in 2000 to $11.5 million in 2001. Overall net operating income decreased 15.3%, again reflecting the sale of Peninsula Shopping Center and the marketing and leasing costs associated with the Santana Row development.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 and 2000

Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 6.5% from $64.3 million in the second quarter of 2000 to $68.5 million in the second quarter of 2001. On a same center basis, rental income increased 7.3%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as, increases associated with lease rollovers and increased cost recoveries.

     Other property income includes items, which although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. Also included are less regularly recurring items, such as lease termination fees. Other property income increased 18.5% from $2.7 million in the second quarter of 2000 to $3.2 million in the second quarter of 2001 due primarily to increases in lease termination fees and parking income. On a same center basis, other property income increased 5.1%.

     Rental expenses increased 13.1% from $13.4 million in the second quarter of 2000 to $15.2 million in the second quarter of 2001. Increased leasing and marketing costs associated with the Trust's development projects, as well as, operating costs associated with the Woodmont East and Pentagon Row developments, contributed to this overall increase. On a same center basis, rental expenses increased 8.4% from $12.7 million in 2000 to $13.8 million in 2001 due primarily to increased maintenance and property management costs. Rental expense as a percentage of property income, rental income plus other property income, was 21% for the second quarter of 2001 and 20% for the second quarter of 2000.

     Real estate taxes increased 5.2% from $6.5 million in the second quarter of 2000 to $6.9 million in the second quarter of 2001. On a same center basis, real estate taxes increased 7.5% due primarily to increased taxes on recently redeveloped properties.

     Depreciation and amortization expenses increased 11.1% from $13.3 million in the second quarter of 2000 to $14.8 million in the second quarter of 2001 reflecting the impact of recent new development, tenant work and property redevelopments.

     During the second quarter of 2001 the Trust incurred interest expense of $21.4 million, of which $3.9 million was capitalized, as compared to 2000's $20.0 million, of which $3.0 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's capital improvement programs.

     Administrative expenses increased from $2.9 million, or 4.2% of revenue in the second quarter of 2000 to $3.3 million, or 4.5% of revenue in the second quarter of 2001 due primarily to increased personnel costs.

     On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million. In the second quarter of 2000 the Trust sold the 296,000 square foot Peninsula Shopping Center located in Palos Verdes, California for $48.6 million resulting in a gain of $3.7 million.

     As a result of the foregoing items, net income before gain on sale of real estate decreased from $14.4 million in the second quarter of 2000 to $14.3 million in the second quarter of 2001, while net income increased from $18.1 million during the second quarter of 2000 to $22.2 million during the second quarter of 2001 and net income available for common shareholders increased from $16.1 million to $20.2 million.


Segment Results
---------------

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):

                              For the three months ended June 30,
                                     2001               2000
--------------------------------------------------------------------------------

Rental income
   Northeast                       $29,456            $27,769
   Mid-Atlantic                     30,341             27,688
   West                              8,661              8,794
                                   -------            -------

         Total                     $68,458            $64,251
                                   =======            =======

Net operating income
   Northeast                       $20,904            $19,782
   Mid-Atlantic                     23,415             20,773
   West                              5,303              6,452
                                   -------            -------

         Total                     $49,622            $47,007
                                   =======            =======

The Northeast
-------------

     The Northeast region is comprised of fifty-four assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the second quarter of 2001 with 2000, rental income, on an overall and same center basis, increased 6.1% from $27.8 million in 2000 to $29.5 million in 2001, primarily due to increases at recently redeveloped and retenanted shopping centers and street retail properties, such as Greenlawn, Blue Star, Brunswick and Austin Street.

     Net operating income increased 5.7% from $19.8 million in 2000 to $20.9 million in 2001, primarily due to increases at the recently redeveloped and retenanted shopping centers and street retail properties.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-one assets, including Pentagon Row, which is currently under development, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

     When comparing the second quarter of 2001 with 2000, rental income increased 9.6% from $27.7 million in 2000 to $30.3 million in 2001 reflecting the contribution from the recently completed Woodmont East project in Bethesda, Maryland. On a same center basis, excluding Williamsburg Shopping Center in Williamsburg, Virginia which was sold on April 27, 2001 and the recently developed Woodmont East project in Bethesda, Maryland, rental income increased 7.0%, due primarily to successful retenanting at several shopping centers and street retail properties.

     When comparing the second quarter of 2001 with 2000, net operating income increased 12.7% from $20.8 million in 2000 to $23.4 million in 2001. On a same center basis as defined above, net operating income increased 8.6%.

The West
--------

     The Western region is comprised of thirty-seven assets, including Santana Row, which is currently under development, extending from Texas to the West Coast.

     When comparing the second quarter of 2001 with 2000 on a same center basis, which excludes properties acquired and sold in 2001 and 2000 and Santana Row, which is currently under development, rental income increased 13.6% from $7.2 million in 2000 to $8.2 million in 2001 due primarily to increases from the recently redeveloped and retenanted properties in Los Angeles and Los Gatos, California. On an overall basis, which includes the impact of the sale of Peninsula Shopping Center on June 30, 2000, rental income decreased 1.5% from $8.8 million in 2000 to $8.7 million in 2001.

     When comparing the second quarter of 2001 with 2000, net operating income, on a same center basis as defined above, increased 5.2% from $5.5 million in 2000 to $5.8 million in 2001. Overall net operating income decreased 17.8%, again reflecting the sale of Peninsula Shopping Center and the increased marketing and leasing costs associated with the Santana Row development.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

     At the 2001 Annual Meeting of Shareholders on May 2, 2001 the Shareholders elected Dennis L. Berman and Kristin Gamble as trustees, to serve for the ensuing three years. Holders of 33.4 million shares voted for and holders of 247,000 and 250,000 shares withheld their votes for each trustee, respectively. Shareholders also approved the Trust's 2001 Long-Term Incentive Plan. Holders of
18.3 million shares voted for and holders of 15.1 million shares voted against, holders of 268,000 shares abstained and broker non-votes totaled 1,000 shares.

Item 6. Exhibits and Reports on Form 8-K

(A)  Exhibits

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

    (10) (i) Building Loan Agreement among FRIT San Jose Town and Country Village LLC, San Jose Residential, Inc. and Street Retail, Inc. jointly and severally as Borrower, Commerzbank AG, New York Branch, Fleet National Bank, Bayerische Hypo-Und Vereinsbank AG, New York Branch and the Other Lenders named herein.

(B)  Reports on Form 8-K

     A Form 8-K, dated March 31, 2001 was filed on May 9, 2001 in response to
Item 5.



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

                                        FEDERAL REALTY INVESTMENT TRUST
                                        -------------------------------
                                                                 (Registrant)



August 10, 2001                          /s/ Steven J. Guttman
                                        ----------------------
                                        Steven J. Guttman, Chairman of the
                                        Board, Chief Executive Officer and
                                        Trustee (Chief Executive Officer)


August 10, 2001                          /s/ Cecily A. Ward
                                        -------------------
                                        Cecily A. Ward, Chief Financial Officer
                                        (Principal Accounting Officer)