Form 10-Q
period 2001-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2001-11-02
CIK 34903

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended: September 30, 2001
                    -----------------------------------------
                           Commission File No. 1-07533
                            -------------------------

                         FEDERAL REALTY INVESTMENT TRUST
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           Maryland                                    52-0782497
           --------                                    ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)


           1626 East Jefferson Street, Rockville, Maryland 20852-4041
          ------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)


                                  (301)998-8100
                                  -------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X  .    No_____.
            -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at November 1, 2001
------------------------------              -------------------------------
Common Shares of Beneficial Interest                  40,042,937

This report, including exhibits, contains 31 pages.

                         FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                               September 30, 2001

                                    I N D E X

PART I.           FINANCIAL INFORMATION                                    PAGE NO.

                  Consolidated Balance Sheets
                  September 30, 2001 (unaudited) and
                  December 31, 2000 (audited)                                     4

                  Consolidated Statements of Operations (unaudited)
                  Nine months ended September 30, 2001 and 2000                   5

                  Consolidated Statements of Operations (unaudited)
                  Three months ended September 30, 2001 and 2000                  6

                  Consolidated Statements
                  of Shareholders' Equity (unaudited)
                  Nine months ended September 30, 2001 and 2000                   7

                  Consolidated Statements of Cash Flows (unaudited)
                  Nine months ended September 30, 2001 and 2000                   8

                  Notes to Financial Statements                                9-16

                  Management's Discussion and Analysis of                     17-30
                  Financial Condition and Results of Operations

PART II.          OTHER INFORMATION                                              31

                         FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                               September 30, 2001




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

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,       December 31,
                                                                                         2001               2000
                                                                                     (unaudited)
                       ASSETS                                                                  (in thousands)
Real estate, at cost
  Operating                                                                          $ 1,778,561         $ 1,679,289
  Development                                                                            286,841             175,624
                                                                                     -----------         -----------
                                                                                       2,065,402           1,854,913

  Less accumulated depreciation and amortization                                        (386,381)           (351,258)
                                                                                     -----------         -----------
                                                                                       1,679,021           1,503,655
Other Assets
  Cash                                                                                    14,636              11,357
  Mortgage notes receivable                                                               35,505              47,360
  Accounts and notes receivable                                                           13,718              13,092
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                                  44,747              38,140
  Debt issue costs, net of accumulated amortization
    of $4,452 and $3,982, respectively                                                     7,323               7,475
                                                                                     -----------         -----------

                                                                                     $ 1,794,950         $ 1,621,079
                                                                                     -----------         -----------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                   $   100,264         $   121,611
  Mortgages and construction loans payable                                               310,399             218,541
  Notes payable                                                                          295,884             209,005
  Accounts payable and accrued expenses                                                   68,985              36,810
  Dividends payable                                                                       20,531              19,892
  Security deposits                                                                        5,943               5,537
  Prepaid rents                                                                            7,910               8,819
Senior notes and debentures                                                              410,000             410,000
5 1/4% Convertible subordinated debentures                                                75,289              75,289
Investors' interest in consolidated assets                                                34,939              47,921

Commitments and contingencies

Shareholders' equity
  Preferred stock, authorized 15,000,000 shares, $.01 par
   7.95% Series A Cumulative Redeemable Preferred Shares, (stated at
   liquidation preference $25 per share), 4,000,000 shares issued in 1997                100,000             100,000
  Common shares of beneficial interest, $.01 par , 100,000,000 shares
   authorized, 41,464,936 and 40,910,972 issued, respectively                                415                 410
  Additional paid in capital                                                             734,319             723,078
  Accumulated dividends in excess of Trust net income                                   (317,275)           (306,287)
                                                                                     -----------         -----------

                                                                                         517,459             517,201

Less: 1,452,926 and 1,441,594 common shares in treasury - at cost, respectively          (27,990)            (27,753)
      Deferred compensation on restricted shares                                         (15,715)            (17,254)
      Notes receivable from employee stock  plans                                         (4,194)             (4,540)
      Other comprehensive income (loss)                                                   (4,754)                  -
                                                                                     -----------         -----------

                                                                                         464,806             467,654
                                                                                     -----------         -----------

                                                                                     $ 1,794,950         $ 1,621,079
                                                                                     ===========         ===========

The accompanying notes are an integral part of these consolidated statements

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                   (unaudited)

                                                                 Nine months ended September 30,
                                                                      2001         2000
                                                                    ---------    ---------
(In thousands, except per share data)
Revenue
  Rental income                                                     $ 205,137    $ 192,584
  Interest and other income                                             5,275        5,759
  Other property income                                                10,213        8,148
                                                                    ---------    ---------
                                                                      220,625      206,491

Expenses
  Rental                                                               45,632       41,057
  Real estate taxes                                                    20,877       19,720
  Interest                                                             52,360       49,521
  Administrative                                                        9,971        9,035
  Depreciation and amortization                                        44,110       39,433
                                                                    ---------    ---------

                                                                      172,950      158,766
                                                                    ---------    ---------

Operating income before investors' share
  of operations                                                        47,675       47,725

  Investors' share of operations                                       (3,991)      (4,772)
                                                                    ---------    ---------
Income before gain on sale of real estate                              43,684       42,953

Gain on sale of real estate                                             7,898        3,681
                                                                    ---------    ---------

              Net income                                               51,582       46,634

Dividends on preferred stock                                           (5,963)      (5,963)
                                                                    ---------    ---------

              Net income available for common shareholders          $  45,619    $  40,671
                                                                    ---------    ---------
Earnings per common share, basic
   Income before gain on sale of real estate                        $    0.97    $    0.95
   Gain on sale of real estate                                           0.20         0.10
                                                                    ---------    ---------
                                                                    $    1.17    $    1.05
                                                                    =========    =========

    Weighted average number of common shares, basic                    39,061       38,812
                                                                    ---------    ---------
Earnings per common share, diluted
   Income before gain on sale of real estate                        $    0.96    $    0.95
   Gain on sale of real estate                                           0.20         0.09
                                                                    ---------    ---------
                                                                    $    1.16    $    1.04
                                                                    =========    =========

    Weighted average number of common shares, diluted                  40,136       39,949
                                                                    =========    =========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                             (unaudited)

                                                                  Three months ended September 30,
                                                                          2001        2000
                                                                        --------    --------
(In thousands, except per share data)

Revenue
  Rental income                                                         $ 69,543    $ 64,101
  Interest and other income                                                1,678       1,797
  Other property income                                                    4,303       2,683
                                                                        --------    --------
                                                                          75,524      68,581

Expenses
  Rental                                                                  15,410      13,015
  Real estate taxes                                                        7,398       6,741
  Interest                                                                17,680      15,992
  Administrative                                                           3,516       3,245
  Depreciation and amortization                                           15,153      13,440
                                                                        --------    --------
                                                                          59,157      52,433
                                                                        --------    --------
Operating income before investors' share
 of operations                                                            16,367      16,148

  Investors' share of operations                                          (1,185)     (1,727)
                                                                        --------    --------
          Net income                                                      15,182      14,421

Dividends on preferred stock                                              (1,988)     (1,988)
                                                                        --------    --------
          Net income available for common shareholders                  $ 13,194    $ 12,433
                                                                        ========    ========


Earnings per common share, basic                                        $   0.34    $   0.32
                                                                        ========    ========
    Weighted average number of common shares, basic                       39,347      38,695
                                                                        ========    ========


Earnings per common share, diluted                                      $   0.33    $   0.32
                                                                        ========    ========
    Weighted average number of common shares, diluted                     40,492      39,774
                                                                        ========    ========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                   (unaudited)

                                                                          Nine months ended September 30,

                                                                   2001                                     2000
                                                    ------------------------------------     ---------------------------------------

(In thousands, except share data)                   Shares        Amount      Additional      Shares       Amount      Additional
                                                                           Paid-in Capital                          Paid-in Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                        40,910,972   $      410     $723,078     40,418,766  $      404         $713,354
  Exercise of stock options                                  -            -           -          67,684           1            1,398
  Shares issued to purchase partnership interests      328,116            3        6,759              -           -                -
  Shares issued under dividend reinvestment plan       122,125            1        2,456        113,185           1            2,339
  Performance and Restricted Shares granted, net
        of Restricted Shares retired                   103,723            1        2,026        267,385           3            5,123
                                                    ----------   ----------     --------     ----------  ----------         --------

  Balance, end of period                            41,464,936   $      415     $734,319     40,867,020  $      409         $722,214
                                                    ==========   ==========     ========     ==========  ==========         ========


Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                      ($306,287)                              ($286,348)
  Net income                                                         51,582                                  46,634
  Dividends declared to common shareholders                         (56,608)                                (53,945)
  Dividends declared to preferred shareholders                       (5,962)                                 (5,962)
                                                                 ----------                              ----------
  Balance, end of period                                          ($317,275)                              ($299,621)
                                                                 ==========                              ==========


Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year                        (1,441,594)    ($27,753)                   (217,644)    ($4,334)
  Performance and Restricted Shares forfeited          (11,332)        (237)                    (22,789)       (470)
  Purchase of treasury shares                                -            -                  (1,185,400)    (22,632)
                                                    ----------   ----------                  ----------  ----------

  Balance, end of period                            (1,452,926)    ($27,990)                 (1,425,833)   ($27,436)
                                                    ==========   ==========                  ==========  ==========


Deferred Compensation on Restricted Shares
  Balance, beginning of year                          (735,875)    ($17,254)                   (599,427)   ($15,219)
  Performance and Restricted Shares issued,
    net of forfeitures                                 (61,369)      (1,176)                   (223,771)     (4,256)
  Vesting of Performance and Restricted Shares         115,202        2,715                      82,323       2,116
                                                    ----------   ----------                  ----------  ----------

  Balance, end of period                              (682,042)    ($15,715)                   (740,875)   ($17,359)
                                                    ==========   ==========                  ==========  ==========


Subscriptions receivable from employee stock plans
  Balance, beginning of year                          (242,638)     ($4,540)                   (317,606)    ($6,030)
  Subscription loans issued                             (3,333)         (70)                     (5,500)       (115)
  Subscription loans paid                               25,189          416                      70,699       1,453
                                                    ----------   ----------                  ----------  ----------

  Balance, end of period                              (220,782)     ($4,194)                   (252,407)    ($4,692)
                                                    ==========   ==========                  ==========  ==========


Accumulated other comprehensive income (loss)
  Balance, beginning of year                                              -                                       -
  Change in valuation on interest rate swap                         ($4,754)                                      -
                                                                 ----------                              ----------

  Balance, end of period                                            ($4,754)                             $        0
                                                                 ==========                              ==========


Other comprehensive income
  Net income                                                     $   51,582                                       -
  Change in valuation on interest rate swap                          (4,754)                                      -
                                                                 ----------                              ----------

  Total other comprehensive income                               $   46,828                              $        0
                                                                 ==========                              ==========



The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (unaudited)

                                                                           Nine months ended Sptember 30,

                                                                               2001                 2000
                                                                           -------------------------------
(In thousands)

OPERATING ACTIVITIES
  Net income                                                                $  51,582            $  46,634
  Items not requiring cash outlays
     Depreciation and amortization                                             44,110               39,433
     (Gain) on sale of real estate                                             (7,898)              (3,681)
     Other, net                                                                 2,549                1,486
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                  (682)               2,545
     (Increase) in prepaid expenses and other
      assets before depreciation and amortization                             (11,005)              (6,277)
     Increase  in operating accounts payable,
      security deposits and prepaid rent                                           54                2,529
     Increase in accrued expenses                                               8,684                2,082
                                                                           -------------------------------

  Net cash provided by operating activities                                    87,394               84,751

INVESTING ACTIVITIES
  Acquisition of real estate                                                  (58,089)             (23,093)
  Capital expenditures - development                                         (113,855)             (49,109)
  Capital expenditures - other                                                (32,855)             (49,354)
  Proceeds from sale of real estate                                            16,255               47,157
  Repayments of mortgage notes receivable, net                                  3,377                2,187
                                                                           -------------------------------
  Net cash used in investing activities                                      (185,167)             (72,212)

FINANCING ACTIVITIES
  Borrowing of short-term debt, net                                            87,000              155,700
  Proceeds from mortgage and construction financing, net of costs             105,667               12,747
  Maturity of senior notes                                                         --             (100,000)
  Issuance of common shares                                                       769                3,238
  Common shares repurchased                                                        --              (22,632)
  Payments on mortgages, capital leases and notes payable                     (31,273)              (1,863)
  Dividends paid                                                              (60,047)             (57,588)
  (Decrease) in minority interest, net                                         (1,064)                (153)
                                                                           -------------------------------

  Net cash provided by (used in) financing activities                         101,052              (10,551)
                                                                           -------------------------------

Increase  in cash                                                               3,279                1,988

Cash at beginning of period                                                    11,357               11,738
                                                                           -------------------------------

Cash at end of period                                                       $  14,636            $  13,726
                                                                           ===============================

The accompanying notes are an integral part of these consolidated statements.

                         Federal Realty Investment Trust

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

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

     The following table sets forth the reconciliation between basic and diluted
EPS:

                                                                  Nine months ending             Three months ending
                                                                     September 30,                   September 30,
Numerator                                                         2001             2000           2001            2000
Net income available for common
  shareholders - basic                                          $45,619          $40,671        $13,194         $12,433
Income attributable to operating partnership
  units                                                           1,049            1,022            289             278
                                                                -------          -------        -------         -------
Net income available for common
  shareholders - diluted                                        $46,668          $41,693        $13,483         $12,711
                                                                =======          =======        =======         =======

Denominator
Denominator for basic EPS-
  Weighted average shares                                        39,061           38,812         39,347          38,695
Effect of diluted securities
  Stock options and awards                                          170              160            240             157
  Operating partnership units                                       905              977            905             922
                                                                -------          -------        -------         -------

Denominator for diluted EPS                                      40,136           39,949         40,492          39,774
                                                                =======          =======        =======         =======


Risk Management. Upon adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, the Trust had no derivatives and thus there was no transition adjustment upon adoption. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to certain risks. The Trust enters into derivative contracts, which qualify as cash flow hedges, in order to manage interest rate risk. Derivatives are not purchased for speculation. During the first nine months of 2001, the Trust entered into interest rate swaps, which fixed the interest rate at 6.22% on notional amounts totaling $125 million to hedge its exposure to increasing interest rates on its variable rate $125 million term loan. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of other comprehensive income within stockholders' equity and either a derivative instrument asset or liability is recorded on the balance sheet. At September 30, 2001, an expense of $4,754,000, representing the difference between the current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. Interest expense of approximately $2,153,000 will be reclassified from other comprehensive income into current earnings over the next twelve months to bring the effective interest rate up to 6.22%.

         Certain components of real estate, mortgages and construction loans payable and notes payable on the December 31, 2000 Balance Sheet have been reclassified to conform to current period reporting classifications.

NOTE B - REAL ESTATE ASSETS

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

         On March 1, 2001 the limited partners in two partnerships, owning street retail properties in southern California, exercised their rights under the partnership agreements and put their interests to the Trust. The Trust purchased their interests for $18.1 million, $11.4 million in cash, which was paid at closing, and the balance in common shares of the Trust. 328,116 shares valued at $6.7 million were issued to the limited partners on June 19, 2001. The Trust estimates that an additional $1.2 million to $1.5 million will be owed to the limited partners upon completion of certain leasing transactions.

         In connection with the buyout of the minority partner at Santana Row in a transaction being structured as a tax-free exchange the Trust made an investment in an office building for $8.5 million. Upon consummation of the exchange, the Trust will receive the minority interest in Santana Row and $5.9 million in cash in exchange for the building.

         On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million. The proceeds from the sale were held by a qualified intermediary until the execution of a tax-free exchange for Friendship Center.

         On September 21, 2001 the Trust purchased Friendship Center, a 119,000 square foot street retail property in Washington, D.C. for $33.4 million. The purchase price was funded from the proceeds from the sale of Williamsburg Shopping Center and a $17.0 million mortgage loan.

NOTE C - MORTGAGE NOTES RECEIVABLE

         The Trust made additional loans of $823,000 on properties located in Manayunk, Pennsylvania to existing borrowers with an average weighted interest rate of 10.0%. During the first nine months of 2001 $4.2 million of notes secured by properties located in Philadelphia, Pennsylvania were repaid to the Trust.

NOTE D - MORTGAGES AND NOTES PAYABLE

         At September 30, 2001 there was $165.0 million borrowed under the Trust's syndicated credit facility. The maximum drawn during the first nine months of 2001 was $183.5 million. The weighted average interest rate on borrowings for the nine months ended September 30, 2001 was 5.3%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At September 30, 2001 the Trust is in compliance with all loan covenants.

         At September 30, 2001 there was $22.4 million borrowed under the construction loan for the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 120 to 150 basis points, depending on occupancy levels, matures August 29, 2002 with two one-year extension options. No principal payments are due until maturity. The property secures the construction loan facility.

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

         On April 17, 2001 the Trust closed on a $295 million construction loan for Santana Row in San Jose, California. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options, subject to obtaining certain operating targets. The interest rate will decrease to LIBOR plus 187.5 basis points and then to LIBOR plus 162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. The initial funding of the construction loan took place on August 23, 2001 when the equity and pre-leasing requirements were met. As of September 30, 2001, $23.0 million was borrowed under the loan. As of October 31, 2001, $43.0 million was borrowed under the loan.

         On May 3, 2001 the Trust refinanced the mortgage loan secured by Federal Plaza in Rockville, Maryland. The new $36.5 million mortgage loan bears interest at 6.75% and matures on June 1, 2011. The loan provides for monthly principal and interest payments of $236,700 based on a thirty year amortization schedule until the maturity date. The proceeds from the refinancing were first used to payoff the outstanding mortgage balance on the property of $26.5 million. The remaining proceeds were used to pay down on the Trust's syndicated credit facility.

         On August 30, 2001 the Trust refinanced the mortgage loan secured by Tyson's Station in Falls Church, Virginia. The new $7.0 million mortgage bears interest at 7.4% and matures on September 1, 2011. The loan provides for monthly principal and interest payments of $51,300 based on a twenty-five year amortization schedule until the maturity date. The proceeds from the refinancing were first used to payoff the outstanding mortgage balance on the property of $3.9 million. The remaining proceeds were used to pay down on the Trust's syndicated credit facility.

         In connection with the purchase of Friendship Center in Washington, D.C. on September 21, 2001 the Trust placed a $17.0 million mortgage on the property. The loan, which bears interest at LIBOR plus 135 basis points, matures September 22, 2003 with three one-year extension options. The loan provides for interest only payments through maturity.

NOTE E - SHAREHOLDERS' EQUITY

         During the first nine months of 2001, options for 417,500 shares at prices ranging from $19.60 to $19.93 per share, fair market value at the dates of award, were awarded to certain employees and Trustees of the Trust. The options vest over three years.

NOTE F - INTEREST EXPENSE

         The Trust incurred interest expense totaling $65.1 million during the first nine months of 2001 and $58.5 million during the first nine months of 2000 of which $12.7 million and $9.0 million, respectively, was capitalized in connection with development projects. Interest paid was $56.8 million in the first nine months of 2001 and $56.7 million in the first nine months of 2000.

NOTE G - COMMITMENTS AND CONTINGENCIES

         Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer, because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. Though not quantifiable until the project is completed, the combined damage claim is estimated to be in excess of $40.0 million. The original contractor filed a counter-claim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor. Due to the delay and other costs associated with the change in the general contractor the estimated total cost of the project is now $87 million, with an estimated stabilized return on total cost of approximately 9%, if there is no significant recovery of damages from the original general contractor. The cost of prosecuting this lawsuit, currently estimated at $1.0 million to $1.5 million, will flow through earnings as it is incurred.

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

NOTE H - COMPONENTS OF RENTAL INCOME

         The components of rental income for the periods ended September 30 are as follows (in thousands):

                               Nine months          Three months
                             2001       2000       2001       2000
                             ----       ----       ----       ----
Retail Properties
   Minimum rents         $164,924   $155,181   $ 56,135   $ 51,134
   Cost reimbursements     33,857     31,075     11,692     11,112
   Percentage rents         4,149      4,253        970      1,156
Apartments                  2,207      2,075        746        699
                         --------   --------   --------   --------

                         $205,137   $192,584   $ 69,543   $ 64,101
                         ========   ========   ========   ========

NOTE I - SEGMENT INFORMATION

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

     A summary of the Trust's operations by geographic region is presented below (in thousands):

Nine months ended                                            Mid-
  September 30, 2001                      Northeast      Atlantic            West            Other                 Total
-------------------------------------------------------------------------------------------------------------------------
Rental income                             $ 88,838      $ 90,408         $ 25,891                             $  205,137
Other income                                 4,123         4,343            1,747                                 10,213
Rental expense                             (18,074)      (19,379)          (8,179)                               (45,632)
Real estate tax                            (11,669)       (7,206)          (2,002)                               (20,877)
                                          --------      --------         --------                             ----------
  Net operating income                      63,218        68,166           17,457                                148,841
Interest income                                                                          $   5,275                 5,275
Interest expense                                                                           (52,360)              (52,360)
Administrative expense                                                                      (9,971)               (9,971)
Depreciation and
     Amortization                          (20,520)      (17,586)          (5,298)            (706)              (44,110)
                                          --------      --------         --------        ---------            ----------

 Income before investors'
  share of operations                     $ 42,698      $ 50,580         $ 12,159         ($57,762)           $   47,675
                                          ========      ========         ========        =========            ==========
Capital expenditures                      $ 11,756      $ 76,775         $136,155                             $  224,686
                                          ========      ========         ========                             ==========
Real estate assets                        $765,507      $783,089         $516,806                             $2,065,402
                                          ========      ========         ========                             ==========

Nine months ended                                             Mid-
   September 30, 2000                     Northeast      Atlantic               West           Other                 Total
--------------------------------------------------------------------------------------------------------------------------
Rental income                             $  83,991      $ 83,956          $ 24,637                             $  192,584
Other income                                  3,082         2,954             2,112                                  8,148
Rental expense                              (17,057)      (17,939)           (6,061)                               (41,057)
Real estate tax                             (10,741)       (6,762)           (2,217)                               (19,720)
                                          ---------      --------          --------                             ----------
  Net operating income                       59,275        62,209            18,471                                139,955
Interest income                                                                            $   5,759                 5,759
Interest expense                                                                             (49,521)              (49,521)
Administrative expense                                                                        (9,035)               (9,035)
Depreciation and
    Amortization                            (18,702)      (16,140)           (3,880)            (711)              (39,433)
                                          ---------      --------          --------        ---------            ----------
Income before investors' share
  of operations                           $  40,573      $ 46,069          $ 14,591         ($53,508)           $   47,725
                                          =========      ========          ========        =========            ==========
Capital expenditures                      $  32,706      $ 39,322          $ 58,910                             $  130,938
                                          =========      ========          ========                             ==========
Real estate assets                        $ 748,136      $699,666          $356,384                             $1,804,186
                                          =========      ========          ========                             ==========

Three months ended                                               Mid-
  September 30, 2001                      Northeast          Atlantic             West              Other               Total
------------------------------------------------------------------------------------------------------------------------------
Rental income                              $ 30,399          $ 30,025         $  9,119                             $   69,543
Other income                                  1,920             1,702              681                                  4,303
Rental expense                               (5,651)           (6,875)          (2,884)                               (15,410)
Real estate tax                              (4,129)           (2,598)            (671)                                (7,398)
                                           --------          --------         --------                             ----------
  Net operating income                       22,539            22,254            6,245                                 51,038
Interest income                                                                                 $   1,678               1,678
Interest expense                                                                                  (17,680)            (17,680)
Administrative expense                                                                             (3,516)             (3,516)
Depreciation and Amortization                (6,930)           (5,904)          (2,053)              (266)            (15,153)
                                           --------          --------         --------          ---------          ----------
Income before investors' share
  of operations                            $ 15,609          $ 16,350         $  4,192           ($19,784)         $   16,367
                                           ========          ========         ========          =========          ==========
Capital expenditures                       $  2,651          $ 45,690         $ 36,242                             $   84,583
                                           ========          ========         ========                             ==========
Real estate assets                         $765,507          $783,089         $516,806                             $2,065,402
                                           ========          ========         ========                             ==========

Three months ended                                               Mid-
  September 30, 2000                      Northeast          Atlantic             West              Other               Total
------------------------------------------------------------------------------------------------------------------------------
Rental income                              $ 28,937          $ 28,146         $  7,018                             $   64,101
Other income                                  1,088               846              749                                  2,683
Rental expense                               (5,294)           (5,811)          (1,910)                               (13,015)
Real estate tax                              (3,709)           (2,410)            (622)                                (6,741)
                                           --------          --------         --------                             ----------
  Net operating income                       21,022            20,771            5,235                                 47,028
Interest income                                                                                 $   1,797               1,797
Interest expense                                                                                  (15,992)            (15,992)
Administrative expense                                                                             (3,245)             (3,245)
Depreciation and Amortization                (6,440)           (5,485)          (1,290)              (225)            (13,440)
                                           --------          --------         --------          ---------          ----------
Income before investors' share
  of operations                            $ 14,582          $ 15,286         $  3,945           ($17,665)         $   16,148
                                           ========          ========         ========          =========          ==========
Capital expenditures                       $  7,722          $ 17,663         $ 17,932                             $   43,317
                                           ========          ========         ========                             ==========
Real estate assets                         $748,136          $699,666         $356,384                             $1,804,186
                                           ========          ========         ========                             ==========

There are no transactions between geographic areas.

                         FEDERAL REALTY INVESTMENT TRUST
                                    FORM 10-Q

                               September 30, 2001


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

LIQUIDITY AND CAPITAL RESOURCES

     Federal Realty meets its liquidity requirements through net cash provided by operating activities, along with traditional debt and equity funding alternatives available to it. A significant portion of cash provided by operating activities is distributed to common and preferred shareholders in the form of dividends. Accordingly, capital outlays for property acquisitions, major renovation and development projects and balloon debt repayments require debt or equity funding. At times, proceeds from the sale of selected assets may also provide an additional source of capital. Since 1988, the Trust has relied primarily on debt to fund these capital needs, and accordingly, debt as a percentage of total capitalization has steadily increased over that period. In the future, the Trust will look to common, preferred or joint-venture equity in addition to debt to fund longer term growth needs.

     Net cash provided by operating activities was $87.4 million in the first nine months of 2001 and $84.8 million in the first nine months of 2000 of which $60.0 million and $57.6 million, respectively, was distributed to shareholders. Contributions from retenanted and redeveloped properties, as well as, increased lease termination fees, as more fully described below, were the primary sources of these increases.

     Net cash used in investing activities was $185.2 million during the first nine months of 2001 and $72.2 million during the first nine months of 2000. Cash outlays for acquiring real estate totaled $58.1 million in the first nine months of 2001 and $23.1 million in the first nine months of 2000. During these two periods, the Trust expended an additional $146.7 million and $98.5 million, respectively, in capital improvements to its properties. The Trust invested $823,000 during the first nine months of 2001 and $3.7 million during the first nine months of 2000 in mortgage notes receivable with an average weighted interest rate of 10%. During the first nine months of 2001 and 2000, respectively, $4.2 million and $5.9 million of mortgage notes receivable were repaid. Cash of $16.3 million in the first nine months of 2001 and $47.2 million in the first nine months of 2000 was received from the sale of properties.

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

     On March 1, 2001 the limited partners in two partnerships, owning street retail properties in southern California, exercised their rights under the partnership agreements and put their interests to the Trust. The Trust purchased their interests for $18.1 million, $11.4 million in cash, which was paid at closing, and the balance in common shares of the Trust. 328,116 shares valued at $6.7 million were issued to the limited partners on June 19, 2001. The Trust estimates that an additional $1.2 million to $1.5 million will be owed to the limited partners upon completion of certain leasing transactions.

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

     On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million. The proceeds from the sale were held by a qualified intermediary until the execution of a tax-free exchange for Friendship Center.

     On September 21, 2001 the Trust purchased Friendship Center, a 119,000 square foot street retail property in Washington, D.C. for $33.4 million. The purchase price was funded from the proceeds from the sale of Williamsburg Shopping Center and a $17.0 million mortgage loan.

     Of the $146.7 million spent in the first nine months of 2001 on the Trust's existing real estate portfolio, approximately $113.9 million was invested in development projects in Bethesda, Maryland; San Jose, California; and in Arlington, Virginia. The remaining $32.8 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the office expansion and retenanting of Willow Lawn Shopping Center, the renovation of Brunswick Shopping Center, the redevelopment of retail buildings in San Antonio, Texas and the redevelopment and retenanting of certain of the Trust's California street retail buildings.

     Net cash provided by financing activities, before dividend payments, was $161.1 million in the first nine months of 2001 and $47.0 million in the first nine months of 2000. In most cases, the Trust utilizes its unsecured line of credit to fund acquisitions and capital expenditures prior to obtaining permanent financing for these expenditures. At September 30, 2001 there was $165.0 million borrowed under this syndicated credit facility. The maximum drawn during the first nine months of 2001 was $183.5 million. The weighted average interest rate on borrowings for the nine months ended September 30, 2001 was 5.3%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At September 30, 2001 the Trust is in compliance with all loan covenants.

     On April 12, 2001 the Trust obtained a $33 million mortgage loan secured by Brick Plaza in Brick, New Jersey. On May 3, 2001 the Trust refinanced the $26.5 million mortgage loan secured by Federal Plaza in Rockville, Maryland by placing a new $36.5 million mortgage loan on the property. On August 30, 2001 the Trust refinanced the $3.9 million mortgage loan secured by Tyson's Station in Falls Church, Virginia by placing a new $7.0 million mortgage on the property. In connection with the purchase of Friendship Center in Washington, D.C. on September 21, 2001 the Trust placed a $17.0 million mortgage on the property.

     Capital requirements for the remainder of 2001 will depend on the rate of build-out on the Trust's current developments and the level of improvements and redevelopments on existing properties. Current requirements for the remainder of 2001 for these projects are approximately $55 million. The Trust's unsecured line of credit and the $290 million Santana Row construction loan will be available to fund these needs.

     Longer term, the Trust will need additional capital in order to fund acquisitions, expansions and any new developments, including future phases of Santana Row, and to refinance its maturing debt. In light of the current economic climate, the Trust is assessing its development pipeline and any new development initiatives will be conservatively underwritten before any work is commenced. Sources of this future funding may be additional debt, both secured and unsecured, additional equity and joint venture relationships.

Santana Row

     For the balance of 2001 and 2002, the Trust's single largest capital use is the development of Santana Row, a multi-phase mixed-use project being built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel components, creating a community with the feel of an urban district. Phase 1 of the project, includes Santana Row, the "1,500 foot long main street" and nine buildings which will contain approximately 538,000 square feet of retail space, 501 residential units, a 214 room hotel and the supporting infrastructure. Eight buildings comprising 440,000 square feet of retail space, are expected to be completed during the third quarter of 2002 with the ninth being completed twelve to eighteen months later. The total cost of Phase 1 is expected to be approximately $475 million. As of September 30, 2001, the Trust has incurred costs of $202 million including the purchase of the land; the Trust estimates that it will spend approximately $36.6 million in the last three months of 2001 and most of the balance of the cost in 2002 to complete the first phase of the project.

     On April 17, 2001, the Trust closed on a $295 million construction loan. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options, subject to obtaining certain operating targets. The interest rate will decrease to LIBOR plus 187.5 basis points then to LIBOR plus 162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. The initial funding of the construction loan took place on August 23, 2001 when the equity and pre-leasing requirements were met. As of September 30, 2001, $23.0 million was borrowed under the loan. As of October 31, 2001, $43.0 million was borrowed under the loan.

     The success of Santana Row will depend on many factors which cannot be assured and are not entirely within the Trust's control. These factors include among others, the demand for retail and residential space and at what prices, the ability to construct the current and later phases at reasonable prices, the cost of operations, including utilities and insurance, the availability and cost of capital and the general economy, particularly in the Silicon Valley.

     The Trust has not finalized the cost and scope for future phases of Santana Row and will not do so until the success of Phase 1 and future demand for rental space can be determined. However, as Phase 1 utilizes only part of the retail and residential entitlements of the property and as Phase 1 contains infrastructure for further phases, the Trust expects to identify and execute economically viable additional phases to the project.

CONTINGENCIES

     Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer, because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. Though not quantifiable until the project is completed, the combined damage claim is estimated to be in excess of $40.0 million. The original contractor filed a counter-claim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor. Due to the delay and other costs associated with the change in the general contractor the estimated total cost of the project is now $87 million, with an estimated stabilized return on total cost of approximately 9%, if there is no significant recovery of damages from the original general contractor. The cost of prosecuting this lawsuit, currently estimated at $1.0 million to $1.5 million, will flow through earnings as it is incurred.

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

RESULTS OF OPERATIONS
---------------------

     Net income and funds from operations have been affected by the Trust's recent acquisition, development, redevelopment and financing activities. The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry. Nevertheless, funds from operations, as presented by the Trust, may not be comparable to funds from operations as presented by other real estate investment trusts.

     The reconciliation of net income to funds from operations is as follows:

                                     Nine months ending      Three months ending
                                        September 30,            September 30,
                                      2001        2000        2001       2000
                                      ----        ----        ----       ----

Net income available for common     $ 45,619    $ 40,671    $ 13,194   $ 12,433
  shareholders - basic
(Gain) on sale of                     (7,898)     (3,681)          _          _
  real estate
Depreciation and amortization of      40,139      35,852      13,764     12,229
  real estate assets
Amortization of initial direct         3,015       2,597       1,039        897
  costs of leases
Income attributable to operating       1,049       1,022         289        278
  partnership units                 --------    --------    --------   --------
Funds from operations for common
  shareholders                      $ 81,924    $ 76,461    $ 28,286   $ 25,837
                                    ========    ========    ========   ========

NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 6.5% from $192.6 million in the first nine months of 2000 to $205.1 million in the first nine months of 2001. On a same center basis, rental income increased 6.7%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as, increases associated with lease rollovers and increased cost recoveries. Same center basis, in 2001 excludes Williamsburg Shopping Center in Williamsburg, Virginia and Peninsula Shopping Center in Palos Verdes, California, which were sold on April 27, 2001 and June 30, 2000, respectively, as well as, properties acquired and properties under development in 2000 and 2001, including Woodmont East in Bethesda, Maryland, Pentagon Row in Arlington, Virginia, 214 Wilshire Boulevard in Santa Monica, California and Town & Country Shopping Center in San Jose, California.

     Other property income includes items, which although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. Also included are less regularly recurring items, such as lease termination fees. Other property income increased 25.3% from $8.1 million in the first nine months of 2000 to $10.2 million in the first nine months of 2001 due primarily to increases in lease termination fees of $1.0 million and parking income. On a same center basis, other property income increased 17.7%.

     Rental expenses increased 11.1% from $41.1 million in the first nine months of 2000 to $45.6 million in the first nine months of 2001. Increased leasing and marketing costs associated with the Trust's development projects, as well as, operating costs associated with the Woodmont East development were a major component of this overall increase. While on a same center basis, rental expenses increased 6.7% from $39.5 million in 2000 to $42.1 million in 2001, primarily due to increased snow removal and property management costs in 2001, rental expense as a percentage of property income, rental income plus other property income, remained constant in both periods at 21%.

     Real estate taxes increased 5.9% from $19.7 million in the first nine months of 2000 to $20.9 million in the first nine months of 2001. On a same center basis, real estate taxes increased 7.8% due primarily to increased taxes on recently redeveloped properties.

     Depreciation and amortization expenses increased 11.9% from $39.4 million in the first nine months of 2000 to $44.1 million in the first nine months of 2001 reflecting the impact of recent new development, tenant work and property redevelopments.

     During the first nine months of 2001 the Trust incurred interest expense of $65.1 million, of which $12.7 million was capitalized, as compared to 2000's $58.5 million, of which $9.0 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's acquisitions and capital improvement programs. To mitigate its exposure to increases in variable interest rates, the Trust has entered into interest rate swaps on its $125 million term loan which locks the interest rate on this loan at 6.22%. The ratio of earnings to combined fixed charges and preferred dividends was 1.35x and 1.43x for the first nine months of 2001 and 2000, respectively. The ratio of earnings to fixed charges was 1.5x and 1.6x during the first nine months of 2001 and 2000, respectively. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.0x in both the first nine months of 2001 and 2000.

     Administrative expenses as a percentage of revenue remained fairly constant at 4.4% and 4.5% of revenue in 2000 and 2001, respectively.

     On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million. In the second quarter of 2000 the Trust sold the 296,000 square foot Peninsula Shopping Center located in Palos Verdes, California for $48.6 million resulting in a gain of $3.7 million.

     As a result of the foregoing items, net income before gain on the sale of real estate increased from $43.0 million in the first nine months of 2000 to $43.7 million in the first nine months of 2001, while net income increased from $46.6 million during the first nine months of 2000 to $51.6 million during the first nine months of 2001 and net income available for common shareholders increased from $40.7 million to $45.6 million.

     Growth in 2002 will continue to be primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on the financial health of the Trust's tenants and on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal, insurance and real estate tax assessments and the general economy. The current weakening of the retail and overall economic environment could adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, however, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space. Growth in the core portfolio however, will be offset by expenses at Santana Row. Leasing, marketing and pre-opening expenses at Santana Row prior to its opening in August 2002 and additional depreciation and interest expense as the project is phased into operations will have a dilutive effect on 2002 earnings.

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

Historical operating results for the three regions are as follows (in thousands):
                                  For the nine months ended September 30,
                                       2001               2000
--------------------------------------------------------------------------------

Rental income
         Northeast                  $ 88,838           $ 83,991
         Mid-Atlantic                 90,408             83,956
         West                         25,891             24,637
                                    --------           --------
             Total                  $205,137           $192,584
                                    ========           ========
Net operating income
         Northeast                  $ 63,218           $ 59,275
         Mid-Atlantic                 68,166             62,209
         West                         17,457             18,471
                                    --------           --------
             Total                  $148,841           $139,955
                                    ========           ========

The Northeast
-------------

     The Northeast region is comprised of fifty-four assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the first nine months of 2001 with 2000, rental income, on an overall and same center basis, increased 5.8% from $84.0 million in 2000 to $88.8 million in 2001, primarily due to increases at recently redeveloped and retenanted shopping centers and street retail properties, such as Greenlawn, Blue Star, Brunswick, Fresh Meadows, and Austin Street.

     Net operating income increased 6.7% from $59.3 million in 2000 to $63.2 million in 2001, primarily due to increases at the recently redeveloped and retenanted shopping centers and street retail properties, as well as, increased lease termination fees of $890,000 in 2001 over 2000's $265,000.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-two assets, including Pentagon Row, which is currently under development, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

     When comparing the first nine months of 2001 with 2000, rental income increased 7.7% from $84.0 million in 2000 to $90.4 million in 2001 reflecting the contribution from the recently completed Woodmont East project in Bethesda, Maryland. On a same center basis, excluding Williamsburg Shopping Center in Williamsburg, Virginia which was sold on April 27, 2001, the recently developed Woodmont East project in Bethesda, Maryland, Pentagon Row in Arlington, Virginia and Friendship Center which was acquired on September 21, 2001 rental income increased 4.7%.

     When comparing the first nine months of 2001 with 2000, net operating income increased 9.6% from $62.2 million in 2000 to $68.2 million in 2001. On a same center basis as defined above, net operating income increased 6.1%.

The West
--------

     The Western region is comprised of thirty-seven assets, including Santana Row, which is currently under development, extending from Texas to the West Coast.

     When comparing the first nine months of 2001 with 2000, on a same center basis, which excludes properties acquired and sold in 2001 and 2000 and Santana Row, which is currently under development, rental income increased 18.0% from $20.7 million in 2000 to $24.5 million in 2001, due primarily to increases from recently redeveloped and retenanted properties in Los Angeles, San Francisco and Los Gatos, California. On an overall basis, which includes the impact of the sale of Peninsula Shopping Center on June 30, 2000, rental income increased 5.1%, from $24.6 million in the first nine months of 2000 to $25.9 million in the first nine months of 2001.

     On a same center basis as defined above, net operating income increased 12.9% from $15.9 million in 2000 to $18.0 million in 2001. Overall net operating income decreased 5.5%, again reflecting the sale of Peninsula Shopping Center and the marketing and leasing costs associated with the Santana Row development.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 8.5% from $64.1 million in the third quarter of 2000 to $69.5 million in the third quarter of 2001. On a same center basis, rental income increased 6.2%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as, increases associated with lease rollovers and increased cost recoveries.

     Other property income includes items, which although recurring, tend to fluctuate from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees and temporary tenant income. Also included are less regularly recurring items, such as lease termination fees. Other property income increased 60.4% from $2.7 million in the third quarter of 2000 to $4.3 million in the third quarter of 2001 due primarily to increases in lease termination fees, parking income and utility reimbursements. On a same center basis, other property income increased 39.9%.

     Rental expenses increased from $13.0 million in the third quarter of 2000 or 19.5% of property income, rental income plus other property income, to $15.4 million, or 20.9% of property income, in the third quarter of 2001. Increased leasing and marketing costs associated with the Trust's development projects, as well as, operating costs associated with the Woodmont East development, contributed to this overall increase. On a same center basis, rental expenses increased 8.0% from $12.8 million in 2000 to $13.8 million in 2001 due primarily to increased maintenance, property management costs and bad debt.

     Real estate taxes increased 9.7% from $6.7 million in the third quarter of 2000 to $7.4 million in the third quarter of 2001. On a same center basis, real estate taxes increased 8.1% due primarily to increased taxes on recently redeveloped properties.

     Depreciation and amortization expenses increased 12.7% from $13.4 million in the third quarter of 2000 to $15.2 million in the third quarter of 2001 reflecting the impact of recent new development, tenant work and property redevelopments.

     During the third quarter of 2001 the Trust incurred interest expense of $22.5 million, of which $4.8 million was capitalized, as compared to 2000's $19.8 million, of which $3.8 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's capital improvement programs.

     Administrative expenses increased from $3.2 million in the third quarter of 2000 to $3.5 million in the third quarter of 2001 or 4.7% of revenue in both periods.

     As a result of the foregoing items, net income increased from $14.4 million during the third quarter of 2000 to $15.2 million during the third quarter of 2001 and net income available for common shareholders increased from $12.4 million to $13.2 million.

Segment Results
---------------

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):

                                  For the three months ended September 30,
                                         2001          2000
--------------------------------------------------------------------------------
Rental income
        Northeast                     $30,399       $28,937
        Mid-Atlantic                   30,025        28,146
        West                            9,119         7,018
                                      -------       -------
                Total                 $69,543       $64,101
                                      =======       =======

Net operating income
        Northeast                     $22,539       $21,022
        Mid-Atlantic                   22,254        20,771
        West                            6,245         5,235
                                      -------       -------
                Total                 $51,038       $47,028
                                      =======       =======

The Northeast
-------------

     The Northeast region is comprised of fifty-four assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the third quarter of 2001 with 2000, rental income, on an overall and same center basis, increased 5.0% from $28.9 million in 2000 to $30.4 million in 2001, primarily due to increases at recently redeveloped and retenanted shopping centers and street retail properties, such as Greenlawn, Blue Star, Brunswick, Fresh Meadows and Austin Street.

     Net operating income increased 7.2% from $21.0 million in 2000 to $22.5 million in 2001, primarily due to increases at the recently redeveloped and retenanted shopping centers and street retail properties, as well as, increased lease termination fees of $554,000 in 2001 over 2000's $150,000.

The Mid-Atlantic
----------------

     The Mid-Atlantic region is comprised of thirty-two assets, including Pentagon Row, which is currently under development, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

     When comparing the third quarter of 2001 with 2000, rental income increased 6.7% from $28.1 million in 2000 to $30.0 million in 2001 reflecting the contribution from the recently completed Woodmont East project in Bethesda, Maryland. On a same center basis, excluding Williamsburg Shopping Center in Williamsburg, Virginia which was sold on April 27, 2001, the recently developed Woodmont East project in Bethesda, Maryland, Pentagon Row in Arlington Virginia and the newly purchased Friendship Center in Washington, D.C. rental income increased 2.9%.

     When comparing the third quarter of 2001 with 2000, net operating income increased 7.1% from $20.8 million in 2000 to $22.3 million in 2001. On a same center basis as defined above, net operating income increased 3.2%.

The West
--------

     The Western region is comprised of thirty-seven assets, including Santana Row, which is currently under development, extending from Texas to the West Coast.

     When comparing the third quarter of 2001 with 2000 on a same center basis, which excludes properties acquired and sold in 2001 and 2000 and Santana Row, which is currently under development, rental income increased $1.6 million from $7.0 million in 2000 to $8.6 million in 2001 due primarily to increases from the recently redeveloped and retenanted properties in Los Angeles and San Francisco, California. On an overall basis rental income increased $2.1 million from $7.0 million in 2000 to $9.1 million in 2001.

     When comparing the third quarter of 2001 with 2000, net operating income, on a same center basis as defined above, increased $1.2 million from $5.3 million in 2000 to $6.5 million in 2001. Overall net operating income increased $1.0 million, since it also includes marketing and leasing costs associated with the Santana Row development.

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

 (B) Reports on Form 8-K

     A Form 8-K, dated June 30, 2001 was filed on July 30, 2001 in response to
Item 5.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FEDERAL REALTY INVESTMENT TRUST
                         -------------------------------
                                                (Registrant)


November 1, 2001          /s/ Steven J. Guttman
                         ----------------------
                         Steven J. Guttman, Chairman of the
                         Board, Chief Executive Officer and
                         Trustee (Chief Executive Officer)

November 1, 2001          /s/ Cecily A. Ward
                         -------------------
                         Cecily A. Ward, Chief Financial Officer
                         (Principal Accounting Officer)