Form 10-K405
period 2001-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2002-03-22
CIK 34903

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                                  FORM 10-K
                   For Fiscal Year Ended: December 31, 2001
                   ----------------------------------------
                          Commission File No.1-07533
                          --------------------------

                        FEDERAL REALTY INVESTMENT TRUST
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                   Maryland                         52-0782497
         ------------------------------------------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         identification No.)

           1626 East Jefferson Street, Rockville, Maryland 20852
           -----------------------------------------------------
           (Address of principal executive offices)   (Zip Code)

                             (301) 998-8100
                              -------------
         (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
Title of Each Class                               on Which Registered
-------------------                               -------------------
Common Shares of Beneficial Interest,
   par value $0.01 per share, with
   associated Common Share
   Purchase Rights                                New York Stock Exchange
7.95% Series A Cumulative Redeemable
   Preferred Shares of Beneficial
   Interest (Liquidation Preference
   $25.00 per share)                              New York Stock Exchange
8.5% Series B Cumulative Redeemable
   Preferred Shares of Beneficial
   Interest (Liquidation Preference
   $25.00 per share)                              New York Stock Exchange

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
                                             -----   --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     At March 7, 2002, the aggregate market value of Common Shares of Beneficial Interest of Federal Realty Investment Trust held by nonaffiliates was $1.053 billion based upon the closing price of such Shares on the New York Stock Exchange.

     As of March 7, 2002, 40,252,891 of the Trust's Common Shares of Beneficial Interest were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

PART III
--------

Portions of the Trust's Proxy Statement in connection with its Annual Meeting to be held on May 1, 2002 (hereinafter called the "2002 Proxy Statement") are incorporated herein by reference.

PART I & II
-----------

               DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
               -----------------------------------------------

     The Trust and its representatives may from time to time make written or oral statements that are "forward-looking", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Trust to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among others,

     . changes in our business strategy;
     . general economic and business conditions which will affect the credit worthiness of tenants;
     . financing availability and cost;
     . retailing trends and rental rates;
     . risks of real estate development and acquisitions, including the risk that potential acquisitions or development projects may not perform in accordance with expectations;
     . our ability to satisfy the complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules;
     . government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof; and
     . competition with other real estate companies, real estate projects and technology.

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

Item 1.      Business
-------      --------

     Federal Realty Investment Trust (the "Trust") is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. The Trust consolidates the financial statements of various entities which it controls. At December 31, 2001 the Trust owned or had an interest in 58 community and neighborhood shopping centers comprising over 12 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic

United States. In addition, the Trust owns 62 retail and urban mixed-use properties comprising over 2 million square feet located in strategic markets across the United States and one apartment complex. Federal Realty has paid quarterly dividends to its shareholders continuously since its founding in 1962, and has increased its dividend rate for 34 consecutive years.

     The Trust, which is organized as a Maryland real estate investment trust, operates in a manner intended to enable it to qualify as a real estate investment trust (REIT) for federal income tax purposes. A REIT which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, no provision for Federal income taxes is required. Prior to 2001, the distribution requirement for a REIT was 95% of its taxable income.

     An important part of the Trust's strategy has been to acquire older, well-located properties in densely populated and affluent areas and to enhance their operating performance through a program of renovation, expansion, reconfiguration and retenanting. The traditional focus of the Trust has been on community and neighborhood shopping centers that are anchored by supermarkets, drug stores or high volume, value oriented retailers that provide consumer necessities. Late in 1994, recognizing a trend of consumer shopping preferences and retailer expansion to main streets, the Trust expanded its investment strategy to include "street retail" or "mixed-use" properties. The mixed-use properties are typically centered around a retail component but may also include office, residential and hotel components, in established main street shopping areas. In addition, from 1997 through 2001 the Trust has obtained control of various land parcels and has devoted substantial resources for the purpose of developing mixed-use projects in urban areas that center around the retail component. On February 28, 2002 the board of trustees approved the adoption of a business plan which returns the Trust's primary focus to its traditional business of acquiring and redeveloping community and neighborhood shopping centers. The Trust will complete its mixed-use projects in San Jose, California, Arlington, Virginia and Bethesda, Maryland, but will not pursue any further new, large-scale ground-up development projects.

       The Trust continually evaluates its properties for renovation, retenanting and expansion opportunities. Similarly, the Trust regularly reviews its portfolio and from time to time considers selling stabilized lower-growth properties or exchanging them for other real estate assets. Proceeds from the sale of such properties may be used to acquire other properties, to fund the Trust's current redevelopment and development projects or to fund other capital needs.

       The Trust's portfolio of properties has grown from 86 as of January 1, 1997 to 121 at December 31, 2001. During this five year period the Trust acquired 43 retail and mixed-use properties for approximately $502 million. During this same period eight properties were sold. Also during this period the Trust spent over $600 million to develop, renovate, expand, improve and retenant its properties.

     At December 31, 2001 the Trust has $322 million invested in three mixed-used ground-up developments. Two of the projects, with costs totaling $306 million at December 31, 2001, are currently under construction. During 2002 and 2003, the Trust estimates that it will spend $240 million and $21 million, respectively, to complete the current phases of these two projects, which are located in San Jose, California and Arlington, Virginia. In connection with the adoption of the new business plan on February 28, 2002, the Trust has discontinued plans for the third development, located in Portland, Oregon. In the first quarter of 2002, the Trust estimates it will record a charge of $16 million to $18 million to write down this and other developments and record severance and other compensation costs related to a management restructuring as a result of the new business plan.

     Consistent with the Trust's renewed focus on neighborhood and community shopping centers, the Trust will seek older, well-located shopping centers and retail buildings to acquire, renovate, retenant and remerchandise, thereby enhancing their revenue potential. In addition, the Trust may seek opportunities to develop ground-up grocery anchored shopping centers in and around the Metropolitan Washington, D.C., Philadelphia and New York markets and will identify and execute expansion and development opportunities in its existing portfolio.

     Although the Trust does not have any policy restricting its ability to make investments in properties or development sites, the Trust will generally look for properties and sites in densely populated or growing affluent areas where barriers to entry or further development are high. The Trust will evaluate each investment on its individual merits, looking for investments where it believes it will be able to increase the cash flow from the property both in near-term and over time. Although the Trust usually purchases a 100% fee interest in its acquisitions, on occasion, it has entered into long-term leases, classified as capital leases under the provisions of SFAS No. 13, "Accounting for Leases", as a means of acquiring control of properties. A capital lease transfers the benefits and risks of ownership of the property to the Trust and the Trust records the lease as an acquisition of the property with a corresponding incurrence of a liability. In addition, the Trust has purchased certain properties in partnership with others. Certain of the partnerships, known as "downreit partnerships", are a means of allowing property owners to make a tax deferred contribution of their property in exchange for partnership units, which receive the same distributions as Trust common shares and may be convertible into common shares of the Trust.

     Since a significant portion of cash provided by operating activities is distributed to common and preferred shareholders, capital outlays for acquisitions, developments and redevelopments typically require debt or equity funding. During the Trust's 40 years of existence, it has financed its operations and other capital needs in a variety of ways during a variety of economic conditions, including through issuance of senior securities and subordinated debt and by borrowing money on its credit facilities. Since January 1, 1999, the Trust has financed its capital needs primarily with debt. Debt issuances since January 1, 1999 were as follows:

     . In November 1999, the Trust issued $175 million of 8.75% Notes to the public. The notes pay interest semi-annually on June 1 and December 1 and are due December 1, 2009.
     . In February 2000, the Trust obtained a $24.5 million construction loan for its development project in Bethesda, Maryland. The loan bears interest at LIBOR plus 1.2% - 1.5% depending upon occupancy, matures August 2002 and has two one-year extension options.
     . In June 2000, the Trust modified certain covenants and extended its $300 million syndicated credit facility and its $125 million term loan for an additional year to December 19, 2003.
     . In October 2000, the Trust obtained a $152 million mortgage loan, which is secured by five shopping centers. The mortgage bears interest at 7.95% and matures November 1, 2015.
     . In April 2001, the Trust obtained a $33 million mortgage loan secured by Brick Plaza. The mortgage bears interest at 7.415% and matures November 1, 2015.
     . In April 2001, The Trust closed on a $295 million construction loan on its Santana Row project in San Jose, California. The loan initially bears interest at LIBOR plus 212.5 basis points, matures April 2004 and provides for two one-year extension options, subject to attaining certain operating targets. The interest rate on the loan will decrease over time if specified operating hurdles are achieved. There is no assurance that these targets and hurdles will be met. The initial funding of the construction loan took place on August 23, 2001 when the equity and pre-leasing requirements were met.
     . In May 2001, the Trust refinanced the mortgage loan secured by Federal
       Plaza. The new $36.5 million loan bears interest at 6.75% and matures on June 11, 2011. The prior outstanding mortgage loan of $26.5 million was paid off with these proceeds.
     . In August 2001, The Trust refinanced the mortgage loan secured by Tyson's
       Station. The new $7.0 million loan bears interest at 7.4% and matures on September 1, 2011. The prior outstanding mortgage loan of $3.9 million was paid off with these proceeds.
     . In September 2001, in connection with the purchase of Friendship Center the Trust placed a $17.0 million mortgage on the property. The loan bears interest at LIBOR plus 135 basis points, matures September 22, 2003 and has three one-year extension options.

     The Trust is in compliance with all financial covenants associated with its debt.

     In addition, since January 1, 1999 through December 31, 2001, the Trust has issued 478,717 common shares of beneficial interest under its Dividend Reinvestment Plan, realizing proceeds of $10.0 million.

     On November 19, 2001 the Trust issued 5.4 million 8.5% Series B Cumulative Redeemable Preferred Shares at $25 per share in a public offering, netting approximately $130.8 million.

     In the future, the Trust intends to satisfy its capital needs through private and public offerings of its equity and debt securities, by entering into joint ventures and/or by borrowing on its syndicated credit facility. The Trust may also seek to extend, expand or renew its syndicated credit facility, or obtain new credit facilities or lines of credit. In addition, if necessary the Trust may seek to obtain mortgages on its properties. The board of trustees has not adopted a policy limiting the amount or number of mortgages that may be placed on a particular property, although the mortgage financing instruments typically do limit additional indebtedness on properties covered by existing mortgages.

     The Trust's 121 properties are located in fifteen states and the District of Columbia. Twenty-seven of the properties are located in the Washington, D.C. metropolitan area; twenty-five are in California; fourteen are in Connecticut; ten are in Pennsylvania, primarily in the Philadelphia area; ten are in New Jersey; nine are in Texas; seven are in New York; six are in Illinois; four are in Massachusetts; two are in central Virginia; two are in Florida; two are in Arizona; and there is one in each of the following states: Michigan, North Carolina and Oregon. No single property accounts for over 10% of the Trust's revenues.

     The Trust operates its business on an asset management model, where small focused teams are responsible for a portfolio of assets. The Trust has divided its portfolio of properties into three operating regions: the Northeast, Mid-Atlantic and West. Each region is operated under the direction of a regional chief operating officer, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions. (See "Segment Results" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the segments and their results.)

     The Trust has approximately 2,100 tenants, ranging from sole proprietors to major national retailers; no one tenant or corporate group of tenants accounts for more than 2.7% of revenue. The Trust's exposure to recent bankruptcy filings has not been significant, with the Trust's largest tenant to declare bankruptcy, Kmart Corporation, accounting for only 1.0% of revenue and 3.4% of leaseable square footage. The Trust's leases with these tenants are classified as operating leases and typically are structured to include minimum rents, percentage rents based on tenants' gross sales volumes and reimbursement of certain operating expenses and real estate taxes.

     While the Trust's emphasis will continue to be on equity real estate investments, the Trust may, at its discretion, invest in mortgages and other similar interests. The Trust does not intend to be a lender to a significant extent. Similarly, although the Trust does not intend to do so to a significant degree, it may invest in securities of other entities engaged in real estate activities or securities of other issuers. The Trust does not, however, intend to make investments that would cause it to be required to register as an investment company under the Investment Company Act of 1940, nor will it underwrite securities of other issuers. The Trust has in the past and may in the future repurchase or otherwise reacquire its own securities if the Trust determines that it would be beneficial to do so. In December 1999 the board of trustees authorized a share repurchase program for calendar year 2000. A total of 1,325,900 shares were repurchased at a cost of $25.2 million under this plan.

     The success of the Trust is subject to various risks, including risks associated with changing economic conditions that affect the real estate industry as a whole. Such risks include the following:

Risk Factors
------------

Risks Relating To Owning, Operating and Developing Retail and Mixed-Use Real
----------------------------------------------------------------------------
Estate
------

     The Trust may be unable to renew leases or relet space as leases expire which may result in reduced cash flow and may adversely affect the Trust's ability to make distributions to shareholders. If tenants decide not to renew their leases upon their expiration, the Trust may not be able to relet the space promptly. Even if the tenants do renew or the space can be relet, the terms of renewal or reletting, including the cost of required renovations may be less favorable than current lease terms. From January 1, 2002 through December 31, 2006, leases, excluding leases with options to renew, will expire on a total of
2.7 million rentable square feet or 18% of the rentable square feet at the current properties. If the Trust is unable to promptly renew the leases or relet this space, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then the cash flow and ability to make distributions to shareholders may suffer.

     Revenue from the Trust's properties depends in part on the success of its tenants' retail operations, making the Trust vulnerable to general economic downturns and other conditions affecting the retail industry. The Trust's leases provide for base rent plus contractual base rent increases. A number of the leases also provide for additional rent above the base amount based upon a specified percentage of the revenues the tenants generate. In 2001, 170 of the Trusts 2,107 tenants paid percentage rent totaling an aggregate of $6.1 million, or 2.2% of the Trust's rental income for the year.

     Under the percentage rent leases, the revenue from tenants may increase or decrease as revenues of the tenants fluctuate. Generally, retailers face declining revenues during downturns in the economy. In addition, traditional retailers are facing competition from Internet sales. To the extent that the Internet is successful in attracting customers away from the Trust's tenants, these tenants' revenues could be adversely affected. As a result, the portion of the Trust's revenue which is derived from percentage rent leases could decline upon a general economic downturn and competition from Internet sales. In addition, these same issues could cause tenants to go bankrupt and terminate their leases with the Trust.

     The ground-up development of real estate properties, as opposed to renovation and redevelopment of existing properties, is a new line of business for the Trust and presents a substantial risk not faced before. The Trust has devoted substantial resources, including money and manpower, to its development business. At December 31, 2001, the Trust has invested $306 million in development of two projects, Pentagon Row in Arlington, Virginia and Phase 1 of Santana Row in San Jose, California. The Trust estimates that it will spend $261 million to complete these two projects. The Trust is competing with other companies that may have more development experience and that may have more resources than are available to the Trust. The business of developing properties has many risks, as noted in the paragraph below. If the projects are not successful, it may adversely affect the Trust's financial condition and results of operations.

     The Trust faces a variety of risks relating to its development, construction and renovation activities, any of which may negatively impact its results of operations. Although the Trust does not intend to initiate any new large scale mixed-use ground-up development projects, it does expect to complete developments currently underway at Pentagon Row and Santana Row, and to pursue development, expansion and renovation projects on income-producing properties that it already owns. Risks associated with development, construction and renovation activities include the risks that:

   . a development opportunity may be abandoned after expending significant resources if the Trust determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

   . development, construction and renovation costs of a project may exceed original estimates;

   . the Trust may be unable to attract credit-worthy tenants that attract visitors to its properties;

   . occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

   . construction and/or permanent financing may not be available on favorable terms or may not be available at all; and

   . projects may not be completed on schedule as a result of several factors, many of which are beyond the control of the Trust, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue.

     Properties developed or acquired for development may generate little or no cash flow from the date of acquisition through the date of completion of development and may experience operating deficits after the date of completion. In addition, new development and renovation activities, regardless of whether or not they are ultimately successful, may require a substantial portion of management's time and attention.

     The Santana Row development project is the largest, most expensive project the Trust has undertaken and if it is not successful, it could have a material adverse effect on the Trust's financial condition and results of operations. The project in San Jose, California is being developed on 42 acres of land acquired in 1997. Phase 1 of Santana Row consists of a 1,500 foot "main street" framed by nine buildings which are scheduled to contain 538,000 square feet of retail space, 501 residential housing units and a 214-room hotel, as well as the development's own central utility plant. Phase 1 is anticipated to cost $475 million. Phase 1 of Santana Row, upon completion, will comprise approximately 20% of the Trust's total real estate at cost, therefore, for each one percent change in the yield on the Santana Row investment, net operating income would be affected by $4.8 million.

     On April 17, 2001 the Trust obtained a $295 million construction loan for Phase 1 of Santana Row. As of December 31, 2001, $62.0 million had been borrowed under the loan and the Trust had invested $229 million in Santana Row. The Trust intends to finance any amounts needed in excess of the construction loan to complete Phase 1 through borrowings from its syndicated credit facility or through other sources of capital.

     The recent downturn in the economy has severely impacted the San Jose economy, producing decreased market rents in both the residential and retail sectors and higher vacancies in the residential sector than were projected at commencement of Phase 1. The Trust has not finalized the cost and scope of future phases of Santana Row, and will not do so until the success of Phase 1 and future demand for rental space, both residential and retail, can be determined.

     Competition for acquisitions results in increased prices for, and lower returns on, properties. The Trust expects other major real estate investors will compete with it for attractive investment opportunities. These competitors include other publicly traded REITs, private REITs, investment banking firms, private institutional investment funds, individual investors, opportunity funds and local, regional and national developers. Many of the competitors are larger and have greater financial resources than the Trust.

     Acquired properties may fail to perform as expected, adversely affecting the Trust's financial condition. The Trust may acquire retail properties to the extent that the properties can be acquired on advantageous terms and meet the Trust's investment criteria and to the extent the Trust can obtain capital on commercially reasonable terms. Newly acquired properties may fail to perform as expected. The Trust may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. These failures could adversely affect the Trust's financial condition and results of operations.

     Expenses remain relatively constant even if revenue drops. The expenses of owning and operating a property, including debt service, real estate taxes, insurance and maintenance costs, are not necessarily reduced when market factors and competition may require the Trust to reduce rents charged on a property to attract or retain tenants. Furthermore, if operating expenses increase, the local rental market may limit the extent to which rents can be raised without decreasing occupancy rates. If the Trust cannot increase rents or control its costs, its financial condition and results of operations may be adversely affected.

Risks Relating to the Trust's Level of Indebtedness
---------------------------------------------------

     Scheduled debt payments could adversely affect the Trust's financial condition and its ability to make distributions to shareholders. Like many owners of real estate, the Trust relies on borrowings and debt issuances to assist it in acquiring, holding and developing properties. As of December 31, 2001, the Trust had $1.0 billion of debt outstanding, including $44 million drawn on its $300 million syndicated credit facility but excluding capital leases. The Trust may also incur additional debt in connection with future property acquisitions or development, construction or redevelopment activities. Consequently, its business will be affected by risks normally associated with debt financing. If the Trust cannot refinance, extend or make principal payments due at maturity with proceeds of other capital transactions, including new equity capital, its cash flow may not be sufficient to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing, including the possible reluctance of lenders to make commercial loans, result in higher interest rates, increased interest expense would adversely affect the Trust's cash flow and its ability to make distributions to shareholders.

     The following table shows the interest rate and maturity for debt outstanding at December 31, 2001. All dollar references are in thousands. This table does not include scheduled monthly amortization payments.

      Description                   Principal   Interest Rate    Maturity
                                                                   Date
---------------------------------------------------------------------------
 5 1/4% Convertible subordinated   $      289            5.25%        2002
 debentures
---------------------------------------------------------------------------
 8% Senior notes                       25,000             8.0%        2002
---------------------------------------------------------------------------
 Note issued in connection              3,400    LIBOR + 1.25%        2002
 with land purchase
---------------------------------------------------------------------------
 5 1/4% Convertible subordinated       75,000            5.25%        2003
 debentures
---------------------------------------------------------------------------
 Term note with banks (1)             125,000     LIBOR + .95%        2003
---------------------------------------------------------------------------
 Revolving credit facilities           44,000     LIBOR + .80%        2003
---------------------------------------------------------------------------
 Mortgage loan                         17,000    LIBOR + 1.35%        2003
---------------------------------------------------------------------------
 Construction loan                     23,164    LIBOR + 1.35%        2004
---------------------------------------------------------------------------
 6.74% Medium Term Notes               39,500            6.74%        2004
---------------------------------------------------------------------------
 Construction loan                     62,004   LIBOR + 2.125%        2004
---------------------------------------------------------------------------
 6.62% Notes                           40,000            6.62%        2005
---------------------------------------------------------------------------
 6.99% Medium Term Notes               40,500            6.99%        2006
---------------------------------------------------------------------------
 6.82% Medium Term Notes, due 2027,    40,000            6.82%        2007
 redeemable by holder 2007
---------------------------------------------------------------------------
 7.48% Debentures due 2027,            50,000            7.48%        2008
 redeemable by holder 2008
---------------------------------------------------------------------------
 Mortgage loans                        10,204     6.51% - 7.5%        2008
---------------------------------------------------------------------------
 8.75% Notes                          175,000            8.75%        2009
---------------------------------------------------------------------------
 Mortgage loans                        43,271     6.75% - 7.4%        2011
---------------------------------------------------------------------------
 Amortizing debt                        2,443       7.5% - 10%        2013
---------------------------------------------------------------------------
 Mortgage loans                       185,000   7.415% - 7.95%        2015
---------------------------------------------------------------------------
 Municipal bonds                        9,400         Variable        2016
---------------------------------------------------------------------------
                                   $1,010,175
                                   ----------
---------------------------------------------------------------------------

(1) During 2001, the Trust entered into interest rate swaps that fixed the LIBOR interest rate at 5.27%.

     The Trust's obligation to comply with financial covenants in its syndicated credit facility and term loans could restrict its range of operating activities and ability to incur indebtedness. These covenants require the Trust to:

   . limit the amount of debt as a percentage of gross asset value to under .6 to 1 (the Trust maintained a ratio of .44 to 1 as of December 31, 2001);

   . limit the amount of secured debt as a percentage of gross asset value to under .35 to 1 (the Trust maintained a ratio of .18 to 1 as of December 31, 2001);

   . limit the amount of debt so that interest coverage will exceed 1.75 to 1 on a rolling four quarter basis (the Trust maintained a ratio of 2.17 to 1 as of December 31, 2001);

   . limit the amount of secured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.67 to 1 (the Trust maintained a ratio of 2.14 to 1 as of December 31, 2001); and

   . limit the total cost of development projects under construction to 30% or less of gross asset value (the budgeted total cost of the Trusts projects under construction represented 22% of gross asset value as of December 31,
     2001).

     There is no limitation on debt incurrence in the Trust's organizational documents which could result in it incurring more debt than can be serviced. The organizational documents do not contain any limitation on the amount of indebtedness the Trust may incur. Accordingly, the Trust could become highly leveraged, resulting in an increase in debt service that could increase its risk of default on its indebtedness, which would adversely affect the Trust's cash flow and its ability to make distributions to shareholders.

     The Trust depends on external sources of capital for future growth. As with other REIT's, but unlike corporations generally, the Trust's ability to reduce its debt and finance its growth must be funded largely by external sources of capital, because the Trust generally will have to distribute to its shareholders 90% of net taxable income in order to qualify as a REIT, including taxable income where the Trust does not receive corresponding cash. For taxable years prior to January 1, 2001, the Trust was required to distribute 95% of its net taxable income to qualify as a REIT. The Trust's access to external capital will depend upon a number of factors, including general market conditions, the market's perception of its growth potential, current and potential future earnings, cash distributions and the market price of the Trust's common shares.

Risks Relating to the Real Estate Industry
------------------------------------------

     Because real estate investments are illiquid, the Trust may not be able to sell properties when appropriate, which could adversely affect its financial condition. Real estate investments generally cannot be sold quickly. As a result, the Trust may not be able to diversify its portfolio promptly in response to economic or other conditions. The Trust's inability to respond rapidly to changes in the performance of its investments could adversely affect its financial condition and results of operations.

     The Trust's performance and share value will be affected by risks associated with the real estate industry. Factors that may adversely affect the economic performance and value of the Trust's properties include:

   . changes in the national, regional and local economic climate;

   . local conditions such as an oversupply of, or a reduction in demand for, main street retail, residential, office or shopping center properties;

   . the attractiveness of the Trust's properties to shoppers, residents and tenants; and

   . competition from other main street retail and mixed-use properties as well as community shopping centers, regional shopping malls and the Internet.

     If the Trust co-invests in properties with third parties, it may not control the management of those properties. The Trust may co-invest in properties with third parties through partnerships, joint ventures or other vehicles. In some of these co-investments, the Trust may acquire non-controlling interests in, or shared management responsibility for, the affairs of the property and, therefore, may not be able to control decisions relating to the property. Even in co-investments where the Trust does control ordinary management of the property, it may not be able to sell or finance the property without the consent of the co-investor. Where the Trust acquires non-controlling interests, the co-investors may be in a position to take action contrary to the Trust's instructions or requests and contrary to its policies or objectives. If the Trust shares management responsibilities, it and the co-investor may reach an impasse on major decisions, such as a sale, because neither the Trust nor the co-investor would have full control over the management of the investment property.

     Currently the Trust has co-investors in 8 shopping centers and 9 mixed-use buildings centered on their retail component. The Trust has the managing general partnership interest in all of these co-investments, but it must obtain the consent of the co-investor or meet defined criteria to sell or to finance 10 of these properties.

     Co-investments may create increased bankruptcy, liability and other risks. Co-investments in partnerships, joint ventures or other vehicles may involve risks not present were a third party not involved, including the possibility that:

   . the co-investors might fail to fund their share of required capital contributions;

   . the co-investors might at any time have economic or other business interests or goals which are inconsistent with the Trust's business interests or goals; and

   . the Trust may be liable for the actions of its co-investors.

     Some potential losses are not covered by insurance. The

Trust carries comprehensive liability, fire, extended coverage and rental loss insurance on its properties. There are, however, some types of losses, such as lease and other contract claims or losses caused by acts of war, that may not be insured. Should an uninsured loss or a loss in excess of insured limits occur, the Trust could lose all or a portion of the capital it has invested in a property, as well as the anticipated future revenue from the property. In that event, the Trust may nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. In addition, there can be no assurance as to future costs and the scope of coverage that may be available under the Trust's insurance policies.

     The Trust carries earthquake insurance on all of its properties in California. These earthquake policies contain coverage limitations. The Trust also carries environmental insurance on most of its properties, which policies also contain coverage limitations. The Trust cannot assure shareholders that material losses in excess of insurance proceeds will not occur in the future.

     Under the terms of certain of the Trust's debt and other agreements, the Trust is required to maintain adequate insurance coverage. As a result of the terrorist attacks of September 11, 2001, acts of terrorism may no longer be covered by property insurance and additional coverage for terrorism may be expensive or unavailable. The Trust has terrorism insurance coverage through September 30, 2002 and is evaluating the availability and costs of such coverage thereafter in order to determine whether obtaining any meaningful level of terrorism coverage is economically feasible. In any event, the Trust's financial condition and results of operations may be subject to the risks associated with acts of terrorism and the potential for uninsured losses as a result of any such act.

     Environmental problems are possible and can be costly. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. If unidentified environmental problems arise, the Trust may have to make substantial payments which could adversely affect its cash flow.

     Environmental laws also govern the presence, maintenance and removal of asbestos. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

     Investments in real property create a potential for environmental liability on the part of the current and previous owners of, or any mortgage lender on, such real property. If hazardous substances are discovered on or emanating from any property, the owner or operator of the property may be held liable for costs and liabilities relating to such hazardous substances. The Trust has environmental insurance on most of its properties. Subject to certain exclusions and deductibles, the insurance provides coverage for unidentified, pre-existing conditions and for future contamination caused by tenants and third parties. The Trust's current policy is to require an environmental study on each property it seeks to acquire. On recent acquisitions, any substances identified prior to closing which are required, by applicable laws, to be remediated have been or are in the process of investigation and remediation. Costs related to the abatement of asbestos which increase the value of Trust properties are capitalized. Other costs are expensed. In 2001 and 2000 approximately $720,000 and $1,453,000, respectively, was spent on environmental matters, of which $369,000 and $464,000, respectively, was capitalized abatement costs. The Trust has budgeted approximately $1,025,000 in 2002 for environmental matters, a majority of which is projected for asbestos abatement.

Risks Relating to Owning the Trust's Common Shares
--------------------------------------------------

     An increase in the number of the Trust's common shares that are or become available for future sale could adversely affect the price for the common shares. Sales of a substantial number of the Trust's common shares, or the perception that sales could occur, could adversely affect prevailing market prices for the common shares. In addition, holders of limited partnership interests in some of the subsidiary partnerships have the right to receive common shares for those limited partnership interests and upon registration or an exemption from registration will be able to sell their shares freely after they are received, unless the person is an affiliate. Further, a substantial number of the Trust's common shares have been and will be issued or reserved for issuance from time to time under employee benefit plans, including shares paid to officers and some employees as bonuses pursuant to the incentive compensation plans and common shares reserved for options, and these common shares would be available for sale in the public markets from time to time pursuant to exemptions from registration or upon registration. Moreover, the issuance of additional common shares by the Trust in the future would be available for sale in the public markets. The Trust can make no prediction about the effect that future sales of its common shares would have on the market price of its common shares.

     The Trust's earnings and cash distributions will affect the market price of our common shares. The Trust believes that the market value of a REIT's equity securities is based upon the market's perception of the REIT's growth potential, its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and upon the value of the underlying assets. The Trust's common shares may trade at prices that are higher or lower than the net asset value per share. To the extent the Trust retains operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing such cash flow to shareholders, these retained funds, while increasing the value of its underlying assets, may not correspondingly increase the market price of its common shares.

     Market interest rates may affect the price of the Trust's common shares. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the dividend distribution rate on such shares, considered as a percentage of the price of such shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher distribution rate. Thus, higher market interest rates could cause the market price of the Trust's shares to go down.

Risks Relating to Provisions in Governing Documents and Maryland Law, Including
-------------------------------------------------------------------------------
Limiting Changes in Control
---------------------------

     The Board of Trustees may make changes in operating policies without shareholder approval. The Trust's investment, financing and borrowing policies and policies with respect to all other activities, such as growth, debt, capitalization and operations, will be determined by the board of trustees. The board of trustees may amend or revise these policies at any time and from time to time at its discretion without a vote of the shareholders. A change in these policies could adversely affect the financial condition, results of operations and the market price of the Trust's securities.

     Provisions of the Declaration of Trust and Bylaws and Maryland Law, and the Shareholder Rights Plan, could inhibit changes in control. Provisions of the declaration of trust and bylaws and Maryland law contain provisions that may delay or prevent a change in control or other transaction that could provide the Trust's shareholders with a premium over the then-prevailing market price of their shares or which might otherwise be in their best interests. These provisions include:

   . The board's authority to issue preferred shares having a preference as to dividends or distributions upon liquidation over the common shares without shareholder approval.

   . A staggered board consisting of three classes of trustees and fixed size of board of trustees, within a range, may make it more difficult for a third party to gain control of the board.

   . Special meeting's of the Trust's shareholders may be called only by the president, by two-thirds of the trustees or by shareholders possessing not less than 25% of all the votes entitled to be cast at such meeting, which limits the ability of shareholders to call special meetings.

   . The board of trustees, without a shareholder vote, can classify or reclassify unissued shares of beneficial interest, including the reclassification of common shares into preferred shares and vice versa.

   . A two-thirds shareholder vote is required to approve some amendments to the declaration of trust. These supermajority vote requirements may make it difficult for the Trust's shareholders to amend the declaration of trust.

   . The advance notice requirements for proposals to be presented at shareholder meetings in the Trust's bylaws may limit the ability of shareholders to make nominations for trustees or introduce other proposals for consideration at a meeting.

   . Maryland law limitations on changes in control may prevent or delay a change in control or other transaction that may provide the Trust's shareholders with a premium or which might otherwise be in their best interests.

   . Shareholder rights plan. The Trust adopted a shareholder rights plan which provides, among other things, that when specified events occur, its shareholders will be entitled to purchase from it a number of common shares equal in value to two times the purchase price, initially equal to $65.00 per share, subject to adjustment upon the occurrence of specified events. Therefore, for example, if the Trust's common shares had a current market value of $21.66 and the purchase price was $65.00, a shareholder would be entitled to purchase six common shares for $65.00. The share purchase rights are triggered by the earlier to occur of (1) the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Trust's outstanding common shares without the prior consent of the board of trustees or (2) ten days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 15% or more of the Trust's outstanding common shares. The share purchase rights would cause substantial dilution to a person or group that attempts to acquire the Trust on terms not approved by the board of trustees.

     If the Trust elects to be governed by it in the future, the Maryland Control Share Acquisition Law could delay or prevent a change in control. Under Maryland law, unless a REIT elects not to be subject to the provision, "control shares" acquired in a "control share acquisition" have no voting rights except to the extent approved by shareholders by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror and by officers or trustees who are employees of the REIT. "Control shares" are voting shares which would entitle the acquiror to exercise voting power in electing trustees within specified ranges of voting power. A "control share acquisition" means the acquisition of control shares, with some exceptions.

     The Trust's bylaws state that the Maryland control share acquisition law shall not apply to any acquisition by any person of its common shares. This bylaw provision may be repealed, in whole or in part, at any time, whether before or after an acquisition of control shares and, upon such repeal, may, to the extent provided by any successor bylaw, apply to any prior or subsequent control share acquisition.

Federal Income Tax Risks Relating to Operating as a Real Estate Investment Trust
--------------------------------------------------------------------------------

     The Trust intends to qualify as a REIT, but the Trust cannot guarantee that it will qualify. The Trust believes that it has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1962. If the Trust qualifies as a REIT, it generally will not be subject to federal income tax on its income that is distributed to its shareholders. The Trust plans to continue to meet the requirements for taxation as a REIT, but there can be no assurance that it will do so. Many of the REIT requirements are highly technical and complex. The determination that the Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. For example, to qualify as a REIT, at least 95% of its gross income must come from sources that are itemized in the REIT tax laws. REIT's generally are prohibited from owning more than 10% of the voting securities or more than 10% of the value of the outstanding securities of any one issuer, subject to certain exceptions, including an exception with respect to corporations electing to be "taxable REIT subsidiaries," and are also required to distribute to shareholders at least 90% of REIT taxable income, excluding capital gains. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for the Trust to remain qualified as a REIT. The Trust does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status. If the Trust failed to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the Internal Revenue Service granted it relief under certain statutory provisions, it would remain disqualified as a REIT for the four years following the year it first failed to qualify.

     If the Trust failed to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect on the value of the Trust's common shares.

     The Trust pays some taxes. Even if the Trust does qualify as a REIT, it is required to pay some federal, state and local taxes on its income and property. In addition, any net taxable income earned directly by the taxable REIT subsidiaries is subject to federal, state and local corporate tax. A taxable REIT subsidiary is a fully taxable corporation and is limited in its ability to deduct interest payments made to the Trust. In addition, the Trust will be subject to a 100% penalty tax on some payments that it receives if the economic arrangements between the Trust, its tenants, and the taxable REIT subsidiary are not arm's length.

Current Developments
--------------------

     In 2001 improvements to properties totaled $219.5 million, including $174.0 million on development projects in Bethesda, Maryland; San Jose, California; and Arlington, Virginia. Construction of Woodmont East in Bethesda, Maryland, a 130,000 square foot retail and office complex, was completed with occupancy at 95% as of December 31, 2001. Construction on the $475 million Phase 1 of Santana Row, a multi-phased mixed-use project to be built on 42 acres in San Jose, California continues. Santana Row Phase 1 is expected to begin generating revenues in the third quarter of 2002 and be stabilized twelve to eighteen months later. As of December 31, 2001, the Trust has incurred costs of $229 million including the purchase of the land. Construction also continues on Pentagon Row, a mixed-use project in Arlington, Virginia. The Trust is developing the retail component which was 95% leased and 66% occupied as of December 31, 2001. Completion of the retail space is anticipated during the first quarter of 2002.

     Real estate acquisitions totaling $52.8 million were made in 2001. The acquisitions consisted of two street retail buildings, one in San Francisco, California and one in Washington, D.C., the purchase of the fee interest underlying the capital lease obligation on Brick Plaza, in Brick, New Jersey, the buy-out of the minority partner's interest in nine street retail buildings in southern California and the exchange, with the minority partner, of the Trust's 90% interest in a street retail building in Forest Hills, New York for the minority partner's 10% interest in three other street retail buildings, also located in Forest Hills, New York.

     The Trust invested $900,000 in mortgage notes receivable with a weighted average interest rate of 10.0%, with $4.2 million of notes being repaid. Williamsburg Shopping Center in Williamsburg, Virginia was sold in April 2001 for $16.7 million, resulting in a gain of $7.9 million. 101 E. Oak Street, a street retail property in Chicago, Illinois, was sold in December 2001 for $6.1 million, resulting in a gain of $1.8 million. The exchange of properties in Forest Hills, New York with the minority partner resulted in an accounting loss of approximately $500,000.

     In April 2001 the Trust closed on a $295 million construction loan for Santana Row. The initial funding of the construction loan took place in August 2001 when the equity and pre-leasing requirements were met.

     In November 2001 the Trust issued 5.4 million 8.5% Series B Cumulative Redeemable Preferred Shares at $25 per share in a public offering, netting approximately $130.8 million in cash which was used to pay down the Trust's syndicated credit facility.

     The Trust utilized its syndicated credit facility, the proceeds from the sale of Williamsburg Shopping Center and the construction loan for Santana Row to fund its 2001 acquisitions and capital expenditures.

     At December 31, 2001 the Trust has 243 full-time employees.

Subsequent Events
-----------------

     On February 28, 2002 the Trust adopted a business plan which returns the Trust's primary focus to its traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores or high volume, value oriented retailers that provide consumer necessities. Concurrent with the adoption of the business plan, the Trust adopted a management succession plan and restructured its management team.

     The Trust will complete Bethesda Row, Pentagon Row and Santana Row, but does not plan any new, large-scale, mixed-use, ground-up development projects. Rather, the Trust will return its focus to community and neighborhood shopping centers. The Trust will seek to acquire income producing centers, may seek opportunities to develop ground-up grocery anchored shopping centers in and around the Metropolitan Washington, D.C., Philadelphia and New York markets and will identify and execute redevelopment opportunities in its existing portfolio.

     Steven J. Guttman, the Trust's Chief Executive Officer and Chairman of the Board, will primarily devote his attention to the completion of Santana Row. Upon Mr. Guttman's planned retirement in March 2003, it is expected that Donald
C. Wood will become Chief Executive Officer with Mr. Guttman remaining as Chairman of the Board. Effective March 1, 2002, the Trust combined functions of its previous Chief Investment Officer and Chief Financial Officer, and appointed Larry E. Finger, to the new executive office of Chief Financial Officer in charge of capital markets, investor relations and financial reporting. With the renewed emphasis on acquisitions, Jeffrey S. Berkes was appointed an executive officer, Senior Vice President - Strategic Transactions.

     As a result of the change in the Trust's business plan, the Trust estimates it will record a charge of $16 million to $18 million in the first quarter of 2002. The charge includes severance and other compensation costs related to the management restructuring as well as charges to write-down the Trust's Tanasbourne and other development projects to fair value since the Trust will hold the Tanasbourne project for sale. The Trust is re-evaluating the most effective way to realize value on these assets on a risk-adjusted return basis.

Executive Officers of the Trust
-------------------------------

     The Executive Officers at December 31, 2001 were:

     Name                Age        Position with Trust
     ----                ---        -------------------

Steven J. Guttman        55         Chairman of the Board and Chief Executive
                                    Officer

Donald C. Wood           41         President and Chief Operating Officer

Nancy J. Herman          38         Senior Vice President, General Counsel and
                                    Secretary

Ron D. Kaplan            38         Senior Vice President-Capital Markets, Chief
 (terminated employment             Investment Officer
  as of March 1, 2002)

Cecily A. Ward           55         Vice President-Chief Financial Officer and
 (Ceased serving as an              Treasurer
  Executive Officer on
  February 28, 2002 and
  will terminate
  employment late 2002)

New appointees to serve as Executive Officers on March 1, 2002 are:

Jeffrey S. Berkes        38         Senior Vice President - Strategic
                                    Transactions

Larry E. Finger          48         Senior Vice President - Chief Financial
                                    Officer and Treasurer

Steven J. Guttman, the Trust's President and Chief Executive Officer since April 1980 was on February 14, 2001 appointed Chairman of the Board and Chief Executive Officer. Mr. Guttman has been associated with the Trust since 1972, became Chief Operating Officer in 1975 and a Managing Trustee in 1979.

Donald C. Wood was appointed President and Chief Operating Officer on February 14, 2001, prior to that time he served as Senior Vice President - Chief Operating Officer. Mr. Wood joined the Trust in May 1998 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining the Trust, Mr. Wood was Senior Vice President and Chief Financial Officer for Caesars World, Inc., a wholly-owned subsidiary of ITT Corporation, where he was responsible for all aspects of finance throughout the company including strategic planning, process re-engineering, capital allocation and financial analysis. Prior to joining ITT in 1990, Mr. Wood was employed at Arthur Andersen LLP from 1982 where he served in numerous positions including audit manager.

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

Ron D. Kaplan joined the Trust in November 1992 as Senior Vice President-Capital Markets. Mr. Kaplan was formerly a Vice President of Salomon Brothers Inc where he was responsible for capital raising and financial advisory services for public and private real estate companies. While at Salomon Brothers which he joined in 1985, he participated in two of the Trust's debt offerings. Mr. Kaplan terminated employment effective March 1, 2002. Under the terms of his severance agreement with the Trust, he will serve as a consultant until September 30, 2002.

Cecily A. Ward was appointed Vice President - Chief Financial Officer and Treasurer on February 9, 2000. Ms. Ward had previously served as Vice President
- Controller and Treasurer. Ms. Ward joined the Trust in April 1987 as Controller. Prior to joining the Trust, Ms. Ward, a certified public accountant, was employed by Grant Thornton LLP. Ms. Ward ceased serving as an executive officer on February 28, 2002. Under the terms of her severance agreement with the Trust, she will serve as vice-president until August 30, 2002 during which time she will transition her duties to other Trust personnel.

Jeffrey S. Berkes was appointed Senior Vice President - Strategic Transactions, effective February 28, 2002. Mr. Berkes oversees acquisition and dispositions for the Trust. He joined the Trust in February 2000 as Vice President - Strategic Transactions. From September 1998 until joining the Trust in February 2000, Mr. Berkes was Vice President of Acquisitions and Finance for Velsor Properties LLC, a northern Virginia-based private real estate investment firm. From April 1997 to August 1998, he was Director of Acquisitions for Federal Realty. Prior to his first tenure at Federal Realty in 1997, he was Vice President of Acquisitions for Heitman Financial.

Larry E. Finger joined the Trust on March 1, 2002 as Senior Vice President - Chief Financial Officer and Treasurer when the functions of Chief Investment Officer and Chief Financial Officer, previously held by Mr. Kaplan and Ms. Ward, respectively, were combined. Mr. Finger will be in charge of capital markets, investor relations and financial reporting. Prior to joining the Trust, Mr. Finger was with Washington Real Estate Investment Trust from 1993 through October 15, 2001, where he most recently served as Senior Vice President and Chief Financial Officer responsible for capital markets, financial reporting, public relations and investor relations.

Item 2. Properties

Retail Properties
  The following table sets forth information concerning each retail property in which the Trust owns an equity interest or has a leasehold interest as of December 31, 2001. Except as otherwise noted, retail properties are 100% owned in fee by the Trust.

                                                                                         Occupancy (1)
                                   Year       Year       Square   Number of               Overall /        Principal
NORTHEAST                       Completed   Acquired    Feet (2)   Tenants   Acres (3)     Economic         Tenants
---------                       ---------   --------    --------   -------   ---------   ------------    --------------
Shopping Centers
----------------

Allwood                            1958        1988       52,000     7         5          100% / 100%     Stop & Shop
  Clifton, NJ 07013 (4)                                                                                   Mandee's

Andorra                            1953        1988      259,000     39        23          93% / 93%      Acme Markets
  Philadelphia, PA 19128 (5)                                                                              Andorra Theater
                                                                                                          Kohl's

Bala Cynwyd                        1955        1993      281,000     23        22         100% / 100%     Acme Markets
  Bala Cynwyd, PA 19004                                                                                   Lord & Taylor

Blue Star                          1959        1988      410,000     37        55          98% / 98%      Kohl's
  Watchung, NJ 07060 (4)                                                                                  Michael's
                                                                                                          Shop Rite
                                                                                                          Toys R Us

Brick Plaza                        1958        1989      409,000     36        42         100% / 99%      A&P Supermarket
  Brick Township, NJ 08723                                                                                Barnes & Noble
                                                                                                          Sony Theatres
                                                                                                          Sports Authority

Bristol                            1959        1995      296,000     33        22          93% / 93%      Bradlees
  Bristol, CT 06010                                                                                       Super Stop & Shop
                                                                                                          TJ Maxx

Brunswick                          1957        1988      318,000     22        22          97% / 77%      A&P Supermarket
  North Brunswick, NJ 08902 (4)                                                                           Ames

Clifton                            1959        1988       80,000     12        8           91% / 91%      Acme Markets
  Clifton, NJ 07013 (4)                                                                                   Drug Fair
                                                                                                          Dollar Express

Crossroads                         1959        1993      173,000     24        15         100% / 100%     Comp USA
  Highland Park, IL 60035                                                                                 Golfsmith

Dedham                             1959        1993      240,000     32        18          93% / 93%      Ames
  Dedham, MA 02026                                                                                        Pier One Imports

Ellisburg Circle                   1959        1992      259,000     32        27          97% / 97%      Bed, Bath & Beyond
  Cherry Hill, NJ 08034                                                                                   Shop Rite

Feasterville                       1958        1980      116,000     8         12          84% / 84%      Genuardi Markets
  Feasterville, PA 19047                                                                                  Office Max

                                                                                         Occupancy (1)
                                   Year       Year       Square   Number of                Overall /        Principal
                                Completed   Acquired    Feet (2)   Tenants  Acres (3)      Economic          Tenants
                                ---------   --------    --------   -------  ---------    -------------    --------------
Finley Square                      1974        1995      313,000     17        21          82% / 82%      Bed, Bath & Beyond
  Downers Grove, IL 60515                                                                                 Service Merchandise
                                                                                                          Sports Authority

Flourtown                          1957        1980      191,000     21        15         100% / 100%     Genuardi Markets
  Flourtown, PA 19031

Fresh Meadows                      1949        1997      410,000     74        25          98% / 98%      Cineplex Odeon
  Queens, NY 11365                                                                                        Value City
                                                                                                          K Mart

Garden Market                      1958        1994      142,000     18        12          85% / 85%      Dominick's
  Western Springs, IL 60558

Gratiot Plaza                      1964        1973      218,000     10        20         100% / 100%     Bed, Bath and Beyond
  Roseville, MI 48066                                                                                     Best Buy
                                                                                                          Farmer Jack

Greenlawn Plaza                    1975        2000       92,000     15        13          81% / 81%      Waldbaum's
  Greenlawn, NY 11740

Hamilton                           1961        1988      190,000     14        18         100% / 100%     Shop Rite
  Hamilton, NJ 08690 (4)                                                                                  Steven's Furniture
                                                                                                          A.C. Moore

Hauppauge                          1963        1998      131,000     20        15         100% / 100%     Shop Rite
  Hauppauge, NY 11788                                                                                     Office Max
                                                                                                          Dress Barn

Huntington                         1962        1988      279,000     14        21         100% / 100%     Barnes & Noble
  Huntington, NY 11746 (4)                                                                                Bed, Bath and Beyond
                                                                                                          Buy Buy Baby
                                                                                                          Michael's
                                                                                                          Toys R Us

Lancaster                          1958        1980      107,000     15        11          94% / 94%      A.C. Moore
  Lancaster, PA 17601 (4)                                                                                 Giant Food

Langhorne Square                   1966        1985      216,000     28        21          96% / 96%      Drug Emporium
  Levittown, PA 19056                                                                                     Marshalls
                                                                                                          Redner's Market

Lawrence Park                      1972        1980      326,000     40        28          98% / 98%      Acme Markets
  Broomall, PA 19008                                                                                      TJ Maxx
                                                                                                          Today's Man

                                                                                          Occupancy (1)
                                   Year       Year       Square   Number of                Overall /             Principal
                                Completed   Acquired    Feet (2)   Tenants  Acres (3)       Economic              Tenants
                                ---------   --------    --------   -------  ---------     -------------   -----------------------
Northeast                          1959        1983      292,000     35        19          97% / 97%      Burlington Coat Factory
  Philadelphia, PA 19114                                                                                  Marshalls
                                                                                                          Tower Records

North Lake Commons                 1989        1994      129,000     19        14          88% / 88%      Dominick's
  Lake Zurich, IL 60047

Queen Anne Plaza                   1967        1994      149,000     10        18          99% / 99%      TJ Maxx
  Norwell, MA 02061                                                                                       Victory Markets

Rutgers                            1973        1988      217,000     19        27          89% / 89%      Edwards Super Food
  Franklin, N.J. 08873 (4)                                                                                K Mart

Saugus Plaza                       1976        1996      171,000     7         19         100% / 100%     K Mart
  Saugus, MA 01906                                                                                        Super Stop & Shop

Troy                               1966        1980      202,000     21        19         100% / 100%     Comp USA
  Parsippany-Troy, NJ 07054                                                                               Pathmark
                                                                                                          Toys R Us

Willow Grove                       1953        1984      215,000     25        14          97% / 97%      Barnes and Noble
  Willow Grove, PA 19090                                                                                  Marshalls
                                                                                                          Toys R Us

Wynnewood                          1948        1996      257,000     28        16          99% / 99%      Bed, Bath and Beyond
  Wynnewood, PA 19096                                                                                     Borders Books
                                                                                                          Genuardi's

Main Street Retail Properties
-----------------------------

  Thirteen buildings in CT     1900 - 1991  1994 -1996   233,000     78        -           90% / 90%      Eddie Bauer
                                                                                                          Pottery Barn
                                                                                                          Sak Fifth Avenue

  Two buildings in IL          1920 - 1927     1995       19,000     3         -          100% / 100%     Foodstuffs
                                                                                                          The Gap

  One building in MA               1930        1995       13,000     7         -           74% / 74%      AT&T Wireless

  Three buildings in NY        1937 - 1987     1997       85,000     9         -          100% / 100%     Midway Theatre
                                                                                                          Duane Reade
                                                                                                          The Gap

  One building in NJ               1940        1995       11,000     2         -          100% / 100%     Legg Mason

                                                                                         Occupancy (1)
                                   Year       Year       Square   Number of                Overall /        Principal
MID ATLANTIC                    Completed   Acquired    Feet (2)   Tenants   Acres (3)      Economic         Tenants
------------                    ---------   --------    --------   -------   ---------   -------------    --------------
Shopping Centers
----------------

Barracks Road                      1958        1985      484,000     85        39          99% / 99%      Bed, Bath & Beyond
  Charlottesville, VA 22905                                                                               Harris Teeter
                                                                                                          Kroger

Congressional Plaza                1965        1965      339,000     46        22          95% / 95%      Buy Buy Baby
  Rockville, MD 20852 (6)                                                                                 Fresh Fields
                                                                                                          Tower Records

Courthouse Center                  1970        1997       38,000     11        2           72% / 72%      Rockville Interiors
  Rockville, MD 20852 (7)

Eastgate                           1963        1986      159,000     30        17          97% / 97%      Food Lion
  Chapel Hill, NC 27514                                                                                   Southern Season

Falls Plaza                        1962        1967       73,000     10        6          100% / 100%     Giant Food
  Falls Church, VA 22046

Falls Plaza - East                 1960        1972       71,000     18        5          100% / 100%     CVS Pharmacy
  Falls Church, VA 22046                                                                                  Staples

Federal Plaza                      1970        1989      247,000     39        18          98% / 98%      Comp USA
  Rockville, MD 20852                                                                                     Ross Dress For Less
                                                                                                          TJ Maxx

Gaithersburg Square                1966        1993      205,000     36        17          98% / 98%      Bed, Bath & Beyond
  Gaithersburg, MD 20878                                                                                  Borders Books and Music

Governor Plaza                     1963        1985      252,000     23        26         100% / 92%      Office Depot
  Glen Burnie, MD 21961 (5)                                                                               Syms

Idylwood Plaza                     1991        1994       73,000     17        6           95% / 95%      Fresh Fields
  Falls Church, VA 22030

Laurel Centre                      1956        1986      386,000     56        26          94% / 93%      Giant Food
  Laurel, MD 20707                                                                                        Marshalls
                                                                                                          Toys R Us

Leesburg Plaza                     1967        1998      247,000     27        24         100% / 100%     Giant Food
  Leesburg, VA 20176 (7)                                                                                  K Mart
                                                                                                          Peebles

Loehmann's Plaza                   1971        1983      242,000     54        18          98% / 97%      Linens N Things
  Fairfax, VA 22042 (7)                                                                                   Loehmann's Dress Shop

                                                                                             Occupancy (1)
                                         Year      Year     Square    Number of                Overall /        Principal
                                      Completed  Acquired  Feet (2)    Tenants    Acres (3)    Economic          Tenants
                                      ---------  --------  --------   ---------   ---------  -------------  --------------------
Magruder's Center                         1955     1997     109,000      23        5         100% / 100%    Magruder's
  Rockville, MD 20852 (7)                                                                                   Tuesday Morning

  Mid-Pike Plaza                          1963     1982     312,000      23       20         99% / 99%      Bally Total Fitness
    Rockville, MD 20852 (4)                                                                                 Frugal Fannies
                                                                                                            Toys R Us

  Old Keene Mill                          1968     1976      92,000      21       11         100% / 100%    Fresh Fields
    Springfield, VA 22152

  Pan Am                                  1979     1993     218,000      31       25         93% / 92%      Michael's
    Fairfax, VA 22031                                                                                       Micro Center
                                                                                                            Safeway

  Perring Plaza                           1963     1985     412,000      17       27         100% / 100%    Burlington Coat Factory
    Baltimore, MD 21134 (5)                                                                                 Home Depot
                                                                                                            Metro Foods

  Pike 7 Plaza                            1968     1997     164,000      26       13         99% / 99%      Staples
    Vienna, VA 22180                                                                                        TJ Maxx

  Quince Orchard                          1975     1993     237,000      31       16         95% / 95%      Circuit City
    Gaithersburg, MD 20877 (9)                                                                              Dyncorp
                                                                                                            Staples

  Tower Shopping Center                   1960     1998     109,000      28       12         86% / 83%      Virginia Fine Wine
    Springfield, VA 22150                                                                                   Talbot's Outlet

  Tysons Station                          1954     1978      50,000      17        4         100% / 100%    Trader Joe's
    Falls Church, VA 22043

  Wildwood                                1958     1969      83,000      33       13         100% / 96%     CVS Pharmacy
    Bethesda, MD 20814                                                                                      Sutton Place Gourmet

  The Shops at Willow Lawn                1957     1983     505,000      82       37          79% / 79%     Dillards
    Richmond, VA 23230                                                                                      Hannaford Brothers

  Development
  -----------

    Land in Bethesda, MD 20814                     1997 - 2000                  1

                                                                                            Occupancy (1)
                                        Year        Year       Square   Number of             Overall /          Principal
                                     Completed    Acquired    Feet (2)   Tenants  Acres (3)   Economic            Tenants
                                     ---------    ---------   --------   -------  --------- -------------   --------------------
Main Street Retail Properties
-----------------------------

Bethesda Row                         1945-1991,   1993-1998    418,000       84        8       100% / 98%    Barnes and Noble
  Bethesda, MD 20814 (8)                  2001                                                               Giant Food

Friendship Center                          1998     2001       119,000        5        1       100% / 100%   Maggiano's
  Washington, D.C 20015                                                                                      Eddie Bauer

Pentagon Row                               n/a      1999       215,000       34       18       98% / 94%     Harris Teeter
  Arlington, VA 22202 (9) (11)                                                                               Bed, Bath & Beyond

Sam's Park & Shop                          1930     1995        50,000       12        1       100% / 100%   Petco
  Washington, DC 20036                                                                                       Pizzeria Uno

Shirlington                                1940     1995       202,000       45       16       98% / 98%     Carlyle Grand Cafe
  Arlington, VA 22206                                                                                        Cineplex Odeon

  Two buildings in FL                      1920     1996        28,000        8        -       85% / 85%     Express

WEST COAST

Shopping Centers
----------------

Escondido Promenade                        1987     1996       222,000       56       18       97% / 97%     Toys R Us
    Escondido, CA 92029 (20)                                                                                 TJ Maxx

King's Court                               1960     1998        78,000       18        8       99% / 99%     Lunardi's Supermarket
  Los Gatos, CA 95032 (7) (9)                                                                                Longs Drug

Main Street Retail Properties
-----------------------------

  Old Town Center                          1962     1997        97,000       20        4       94% / 93%     Borders Books and Music
    Los Gatos, CA 95030                                                                                      Gap Kids
                                                                                                             Banana Republic

150 Post Street                            1965     1997       103,000       20        -       86% / 86%     Brooks Brothers
  San Francisco, CA 94108                                                                                    Williams - Sonoma

Uptown Shopping Center                  Various     1997       100,000       67        7       99% / 98%     Elephant's Delicatessen
  Portland, OR 97210                                                                                         Zupan's Markets

  Nine buildings in Santa Monica,
     CA (13)                         1888 - 1995 1996 - 2000   201,000       24        -       95% / 93%     Abercrombie & Fitch
                                                                                                             J. Crew
                                                                                                             Banana Republic

  Three buildings in Hollywood,
     CA (18)                         1921 - 1991    1999       160,000       15        -       79% / 79%     General Cinema
                                                                                                             Hollywood Entertainment
                                                                                                             Museum

  Four buildings in San Diego,
     CA (12)                         1888 - 1995 1996 - 1997    51,000       21        -       94% / 94%     Urban Outfitters

  Four buildings in CA (16) (19)          1922   1996 - 1998    87,000       25        -       99% / 99%     Pottery Barn
                                                                                                             Banana Republic

  Two buildings in AZ (17)               1996 - 1998    1998      40,000     10      -      100% / 100%     Gordon Biersch
                                                                                                            Brewing Co.

Development
-----------

  Santana Row                                 n/a       1997        n/a     n/a     42       n/a / n/a
    San Jose, CA 95128 (10) (14)

  Nine buildings in San Antonio,
     TX (15)                             1890 - 1935    1998        n/a       5      -       n/a / n/a      The Palm

  (1) Overall occupancy is expressed as a percentage of rentable square feet and includes square feet covered by leases for stores not yet opened. Economic occupancy is expressed as a percentage of rentable square feet , but only includes leases currently generating rental income.
  (2) Represents the physical square feet of the property, which may exceed the rentable square feet used to express occupancy.
  (3) Acreage on each individual main street retail building is not significant.
  (4)     The Trust has a leasehold interest in this property.
  (5) The Trust owns a 99.99% general partnership interest in these properties.
  (6)     The Trust owns a 55.7% equity interest in this center.
  (7)     The Trust owns this property in a "downreit" partnership.
  (8) This property contains twelve buildings; seven are subject to a leasehold interest, one is subject to a ground lease and four are owned 100% by the Trust.
  (9)     The Trust owns this property subject to a ground lease.
 (10)     As of December 31, 2001 the Trust owns the controlling interest in this center. A minority owner with an interest in the profits of the center was bought out on February 1, 2002.
 (11)     Occupancy is based on three completed buildings, the fourth building is under development.
 (12)     As of December 31, 2001 the Trust owns 100% of three buildings and a
            90% general partnership interest in one building.
 (13)     As of December 31, 2001 the Trust owns 100% of seven buildings and a
            90% general partnership interest in two buildings.
 (14)     Under development.
 (15)     The Trust is redeveloping these properties, many of which are currently vacant.
 (16)     As of December 31, 2001 the Trust owns 100% of one building, a 90%
            general partnership interest in two buildings and a 75% LLC interest in one building.
 (17)     The Trust owns 100% of one building and an 85% partnership interest in the second building.
 (18)     The Trust owns a 90% general partnership interest in these buildings.
 (19)     Occupancy is based on two occupied buildings in Pasadena, CA. Two additional buildings are currently under redevelopment.
 (20)     As of December 31, 2001 the Trust owns the controlling interest in this center.

Apartments

The following table sets forth information concerning the Trust's apartment development as of December 31, 2001 which is 100% owned by the Trust in fee. This development is not subject to rent control.

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
            Matters.
            --------

     The Trust's common shares of beneficial interest are listed on the New York Stock Exchange ("NYSE") under the symbol "FRT".

The following table shows the high and low sales prices of the common shares as reported on the NYSE over the past two years, as well as the amounts of quarterly dividends declared over that period. The Trust generally pays dividends in the quarter after they are declared.

                                             Dividends
Quarter ended            High      Low        Declared
-------------            ----      ---       ---------

December 31, 2001       $23.67      $21.04     $.48
September 30, 2001       23.71       20.32      .48
June 30, 2001            21.56       18.98      .47
March 31, 2001           20.20       19.0625    .47

December 31, 2000       $20.00      $18.75     $.47
September 30, 2000       21.9375     19.125     .47
June 30, 2000            22.3125     18.9375    .45
March 31, 2000           20.50       17.75      .45

     The number of holders of record for Federal Realty's common shares of beneficial interest at March 7, 2002 was 5,932.

     For the year ended December 31, 2000, $.11 of dividends paid on common shares represented a return of capital and $.04 of dividends paid on common shares represented capital gain. There was no return of capital or capital gains for the year ended December 31, 2001.

     The Trust intends to pay regular quarterly distributions to its common stockholders. Future distributions will depend upon cash generated by operating activities, the Trust's financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Trustees deems relevant.

Item 6.     Selected Financial Data.
            -----------------------

In thousands, except per share data

                                                              Year ended December 31,
                                        2001               2000               1999                1998               1997
--------------------------------------------------------------------------------------------------------------------------
Operating Data
Rental Income                       $279,935           $260,684           $245,833            $222,186           $188,529

Income before
gain (loss) on
sale of real
estate                                59,571             56,842             55,493              44,960             40,129

Gain (loss) on
sale of real
estate                                 9,185              3,681             (7,050)                ---              6,375

Net income                            68,756             60,523             48,443              44,960             46,504

Net income
available for
common
shareholders                          59,722             52,573             40,493              37,010             44,627

Net cash provided
by operating
activities (1)                       108,545            106,146            102,183              90,427             72,170

Net cash used in
investing
activities (1)                       232,138            121,741             99,313             187,646            279,343

Net cash provided
by (used in)
financing
activities (1)                       129,799             15,214             (8,362)             97,406            213,175

Dividends
declared on
common shares                         75,863             72,512             71,630              69,512             66,636

Weighted average
number of common
shares
outstanding:
           Basic                      39,164             38,796             39,574              39,174             38,475
         Diluted                      40,266             39,910             40,638              40,080             38,988

Per share:
Earnings per
common share:
            Basic                      $1.52              $1.36              $1.02                $.94              $1.16
          Diluted                       1.52               1.35               1.02                 .94               1.14

Dividends
declared per
common share                            1.90               1.84               1.78                1.74               1.70

Other Data
--------------------------------------------------------------------------------------------------------------------------

Funds from
Operations (2)                      $110,432           $102,173            $96,795             $86,536            $79,733
                                    ========           ========            =======             =======            =======

                                                              As of December 31,
                                        2001               2000               1999                1998               1997
--------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Real Estate at
cost                              $2,104,304         $1,854,913         $1,721,459          $1,642,136         $1,453,639

Total assets                       1,837,978          1,621,079          1,534,048           1,484,317          1,316,573

Mortgage and
construction
loans and
capital lease
obligations                          450,336            340,152            172,573             173,480            221,573

Notes payable                        174,843            209,005            162,768             263,159            119,028

Senior notes                         410,000            410,000            510,000             335,000            225,000

Convertible
subordinated
debentures                            75,289             75,289             75,289              75,289             75,289

Redeemable
Preferred
Shares                               235,000            100,000            100,000             100,000            100,000

Shareholders'
equity                               592,388            467,654            501,827             529,947            553,810

Number of
common shares
outstanding                           40,071             39,469             40,201              40,080             39,148

(1) Determined in accordance with Financial Accounting Standards Board Statement No. 95, Statement of Cash Flows.

(2) As of January 1, 2000, funds from operations is defined by the National Association of Real Estate Investment Trusts (NAREIT) as income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains (losses) on sale of real estate. Prior to January 1, 2000 funds from operation also excluded significant nonrecurring events. Funds from operations differs from net cash provided by operating activities primarily because funds from operations does not include changes in operating assets and liabilities. Funds from operations is a supplemental measure of performance used in the real estate industry that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry. Nevertheless, funds from operations, as presented by the Trust, may not be comparable to funds from operations as presented by other real estate investment trusts.

The calculation of funds from operations for the periods presented is reflected in the following table:

                                                              Year ended December 31,
                                         2001               2000              1999               1998                1997
--------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)
Net income
available for
common
shareholders                          $59,722            $52,573           $40,493            $37,010             $44,627

Depreciation and
Amortization                           54,350             48,456            45,388             41,792              37,281

Amortization of
initial direct
cost of leases                          4,161              3,514             3,033              2,491               2,249

(Gain) loss on
sale of real
estate                                 (9,185)            (3,681)            7,050                ---              (6,375)

Income
attributable to
partnership units                       1,384              1,311               831                578                 ---

Non-recurring
items                                     ---                ---               ---              4,665               1,951
                                     --------           --------          --------            -------           ---------

Funds from
Operations                           $110,432           $102,173           $96,795            $86,536             $79,733
                                     ========           ========           =======            =======             =======

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

     The following discussion should be read together with the Consolidated Financial Statements and Notes thereto of Federal Realty Investment Trust (the "Trust").

     The Trust is engaged in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. The Trust, which has traditionally acquired and redeveloped community and neighborhood shopping centers, expanded its investments to the development of urban mixed-used properties, beginning in 1997. Management continually evaluates the future prospects of its real estate portfolio, not only to identify expansion and renovation opportunities, but also to identify properties that no longer fit the Trust's investment criteria and therefore, should be monetized or exchanged into other real estate assets. At December 31, 2001 the Trust owned 120 retail properties and one apartment complex.

Critical Accounting Policies
----------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past and current events. Actual results could differ from these estimates. The most significant accounting policies which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actuals differing from estimates are as follows.

Revenue Recognition and Accounts Receivable
-------------------------------------------

     Leases with tenants are classified as operating leases. Minimum rents are recognized on a straight-line basis over the terms of the related leases net of valuation adjustments based on management's assessment of credit, collection and other business risk. The Trust makes estimates of the collectibility of its accounts receivable, related to base rents including straight line rentals, expense reimbursements and other revenue or income. In some cases the ultimate collectibility of these claims exceeds beyond a year. These estimates have a direct impact on the Trust's net income, because a higher bad debt reserve results in less net income.

Real Estate
-----------

     Land, buildings and real estate under development are recorded at cost. Depreciation is computed using the straight-line method with useful lives ranging from three to 50 years on buildings and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements are capitalized and depreciated over the life of the lease or their estimated useful life, respectively. Certain external and internal costs directly related to the development, redevelopment and leasing of real estate including applicable salaries and their related direct costs are capitalized. The capitalized costs associated with developments, redevelopments and leasing are depreciated or amortized over the life of the improvement and lease, respectively. Unamortized leasing costs and undepreciated tenant work are charged to operations if the applicable tenant vacates before the expiration of its lease.

     The Trust, when applicable as lessee, classifies its leases of land and buildings as operating or capital leases in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases". The Trust is required to use judgment and make estimates in determining the lease term, the estimated economic life of the property and the interest rate to be used in applying the provisions of SFAS No. 13. These estimates determine whether or not the lease meets the qualification of a capital lease and is recorded as an asset.

     The Trust is required to make subjective assessments as to the useful lives of its real estate for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. Should the Trust lengthen the expected useful life of an asset, it would be depreciated over more years, resulting in less annual depreciation expense and higher annual net income. Likewise, the Trust must make subjective assumptions as to which costs should be capitalized. These assumptions have a direct impact on net income, because the capitalization of costs results in higher net income.

     Interest costs on developments and major redevelopments are capitalized as part of the development and redevelopment. Capitalization of interest commences when development activities and expenditures begin and end upon completion, i.e. when the asset is ready for its intended used. Generally rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. The Trust makes judgments as to the time period over which to capitalize costs and these assumptions have a direct impact on net income. If the time period is extended, more interest is capitalized, thereby increasing net income.

Long-Lived Assets
-----------------

     The Trust evaluates the carrying value of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In cases where particular assets are being held for sale, impairment is based on whether the fair value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

     The Trust is required to make estimates of undiscounted cash flows in determining whether there is an impairment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because taking an impairment results in a negative adjustment to net income.

Contingencies
-------------

     The Trust is involved in various lawsuits and environmental matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the amount and likelihood of loss relating to these matters. These estimates and assumptions have a direct impact on net income, because the likelihood of loss and a higher amount of loss result in less net income.

Liquidity and Capital Resources
-------------------------------

     The Trust meets its liquidity requirements through net cash provided by operating activities, along with debt and equity funding alternatives available to it. A significant portion of cash provided by operating activities is distributed to common and preferred shareholders in the form of dividends. Accordingly, capital outlays for property acquisitions, major renovation and development projects and balloon debt repayments require debt or equity funding. At times, proceeds from the sale of selected assets may also provide an additional source of capital. From 1998 until November 2001, the Trust relied primarily on debt to fund these capital needs, and accordingly, debt as a percentage of total capitalization steadily increased over that period. In November 2001 the Trust issued $135 million of preferred stock. In the future, the Trust will look to common, preferred and joint-venture equity in addition to debt to fund longer term growth needs.

     Net cash provided by operating activities was $108.5 million in 2001, $106.1 million in 2000, and $102.2 million in 1999, of which $80.6 million, $77.5 million, and $76.6 million, respectively, was distributed to shareholders. Contributions from newly acquired properties and from retenanted and redeveloped properties, as more fully described below, were the primary sources of these increases.

      Net cash used in investing activities was $232.1 million in 2001, $121.7 million in 2000, and $99.3 million in 1999. The Trust acquired real estate assets totaling $52.8 million in 2001, $26.8 million in 2000, and $26.4 million in 1999 requiring cash outlays of $61.4 million, $52.8 million to purchase new assets and $8.6 million to purchase the capital lease obligation on Brick Plaza and to fund the buy-out of the minority partners' interests; $23.6 million; and $25.3 million, respectively. During these same three years the Trust expended an additional $199.1 million, $145.8 million, and $90.8 million in capital improvements to its properties, of which $158.0 million in 2001, $81.0 million in 2000 and $32.6 million in 1999 related to new development. The Trust received mortgage note repayments, net of funds invested, of $3.3 million in 2001 and $494,000 in 2000. The Trust invested, net of loan repayments, $2.3 million in 1999 in mortgage notes receivable. The weighted average stated interest rate on these loans was 10.0% for the years 1999 through 2001. Certain of these mortgages also participate in the gross revenues and appreciation and are convertible into ownership interests in the properties by which they are secured. Cash of $25.1 million in 2001, $47.2 million in 2000 and $19.2 million in 1999 was received from the sale of properties.

     During 2001 the Trust expended cash of $61.4 million to acquire real estate and an additional $199.1 million to improve, redevelop and develop its existing real estate. Of the $199.1 million spent in 2001 on the Trust's existing real estate portfolio, approximately $158.0 million was invested in the Trust's development projects, primarily the projects in Bethesda, Maryland; San Jose, California; and in Arlington, Virginia. The remaining $41.0 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the office expansion and retenanting of Willow Lawn Shopping Center, the renovation of Brunswick Shopping Center, the redevelopment of retail buildings in San Antonio, Texas and the redevelopment and retenanting of certain of the Trust's California street retail buildings.

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

     On March 1, 2001 the limited partners in two partnerships, owning street retail properties in southern California, exercised their rights under the partnership agreements and put their interests to the Trust for $18.1 million plus additional consideration to be determined based upon meeting certain leasing requirements in the future. The Trust paid the initial $18.1 million, $11.4 million in cash at closing and the $6.7 million balance in 328,116 common shares issued to the limited partners on June 19, 2001. To date, leasing transactions have resulted in a purchase price adjustment of $188,000;
$160,000 of which was paid by the issuance of 7,120 common shares on December 6, 2001 and the remainder paid in cash. The Trust estimates that an additional $1.0 to $1.2 million will be owed to the limited partners upon completion of certain other leasing transactions.

     In connection with the buyout of the minority partner at Santana Row in a transaction being structured as a tax-free exchange the Trust made an equity investment of $2.6 million and a loan of $5.9 million to a partnership which purchased a building for $8.5 million. Upon consummation of the exchange in January 2002, the Trust received the minority interest in Santana Row in exchange for its $2.6 million investment in the building. The $5.9 million loan is due to the Trust on January 12, 2003.

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

     On December 18, 2001 the Trust sold the street retail property located at 101 E. Oak Street in Chicago, Illinois for $6.1 million resulting in a gain of $1.8 million. The proceeds from the sale are being held by a qualified intermediary for purposes of executing a tax-free property exchange.

     On December 30, 2001 the Trust exchanged its 90% interest in a street retail building in Forest Hills, New York to the minority partner in exchange for the minority partners 10% interest in three other street retail buildings in Forest Hills, New York resulting in an accounting loss of approximately $500,000.

     Net cash provided by financing activities, before dividend payments, was $210.4 million in 2001, $92.7 million in 2000, and $68.3 million in 1999. The Trust utilized the proceeds from the sale of Williamsburg Shopping Center, its syndicated credit facility and the construction loan for Santana Row to fund acquisitions, most capital expenditures and balloon debt repayments.

     On April 12, 2001 the Trust obtained a $33 million mortgage loan secured by Brick Plaza in Brick, New Jersey. The mortgage, which bears interest at 7.415%, matures November 15, 2015. The loan provides for interest only payments for the initial 29 months, then monthly principal and interest payments based on a twenty-seven year amortization schedule until the maturity date. The proceeds from the mortgage loan were used to fund the purchase of the fee interest of Brick Plaza.

     On April 17, 2001 the Trust closed on a $295 million construction loan for Santana Row in San Jose, California, which is described below.

     On May 3, 2001 the Trust refinanced the mortgage loan secured by Federal Plaza in Rockville, Maryland. The new $36.5 million mortgage loan bears interest at 6.75% and matures on June 1, 2011. The loan provides for monthly principal and interest payments of $236,700 based on a thirty year amortization schedule until the maturity date. The proceeds from the refinancing were first used to payoff the outstanding mortgage balance on the property of $26.5 million. The remaining proceeds were used to pay down the Trust's syndicated credit facility.

     On August 30, 2001 the Trust refinanced the mortgage loan secured by Tysons Station in Falls Church, Virginia. The new $7.0 million mortgage bears interest at 7.4% and matures on September 1, 2011. The loan provides for monthly principal and interest payments of $51,300 based on a twenty-five year amortization schedule until the maturity date. The proceeds from the refinancing were first used to payoff the outstanding mortgage balance on the property of $3.9 million. The remaining proceeds were used to pay down on the Trust's syndicated credit facility.

     In connection with the purchase of Friendship Center in Washington, D.C. on September 21, 2001 the Trust placed a $17.0 million mortgage on the property. The loan, which bears interest at LIBOR plus 135 basis points, matures September 22, 2003 with three one-year extension options. The loan provides for interest only payments through maturity.

     On November 19, 2001 the Trust issued 5.4 million 8.5% Series B Cumulative Redeemable Preferred Shares at $25 per share in a public offering, netting approximately $130.8 million. The proceeds from the share issuance were used to pay down the Trust's syndicated credit facility.

     The Trust has a $300 million syndicated credit facility with seven banks which is due December 19, 2003. This facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At December 31, 2001, 2000 and 1999, $44.0 million, $78.0 million and $34.0 million, respectively, was borrowed under the syndicated credit facility. The maximum borrowed during 2001, 2000 and 1999 was $183.5 million, $218.1 million and $205.0 million, respectively. The weighted average interest rate on borrowings during 2001, 2000 and 1999 was 4.9%, 7.1% and 5.9%, respectively.

     In December 1998, the Trust obtained a four-year loan of $125 million from five institutional lenders. The loan requires fees and has the same covenants as the syndicated credit facility. In 2000, the loan was extended for an additional year to December 19, 2003. The weighted average interest rate on the term loan during 2001, 2000 and 1999 was 6.4%, 7.4% and 6.1%, respectively.

     In order to minimize the risk of changes in interest rates the Trust will enter into derivative contracts, which qualify as cash flow hedges. During 2001, to hedge its exposure to interest rates on its $125 million term loan, the Trust entered into interest rate swaps, which fixed the LIBOR interest rate on the term loan at 5.27%. The current interest rate on the term loan is LIBOR plus 95 basis points thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. There were no open hedge agreements at December 31, 2000.

     Capital requirements in 2002 will depend upon acquisition opportunities, the rate of build-out on the Trust's current developments and the level of improvements and redevelopments on existing properties. The Trust has budgeted approximately $240 million for 2002 for its Santana Row and Pentagon Row developments and $52 million for redevelopments and expansions of its existing portfolio, tenant work and improvements to the core portfolio. The Trust's syndicated credit facility, with $256 million available at December 31, 2001, and the $295 million Santana Row construction loan are anticipated to be sufficient to fund these needs.

     The Trust will need additional capital in order to fund acquisitions, expansions and any new developments, including future phases of Santana Row, if any, and to refinance its maturing debt. Sources of this future funding may be additional debt, both secured and unsecured, additional equity and joint venture relationships.

     The Trust's long term debt has varying maturity dates and in a number of instances includes balloon payments or other contractual provisions that could require significant repayments during a particular period. In 2002, the $23.2 million construction loan on Woodmont East matures, unless the options to extend are exercised, as well as the $3.4 million note held in connection with the land held for future development in Hillsboro, Oregon and $25.0 million of Senior Notes. The next significant maturities occur in 2003 when $75.0 million of Senior Notes are due in October and the $17 million Friendship Center mortgage loan, if the option to extend is not exercised, is due in September. In addition, the Trust's syndicated credit facility and its $125 million term loan expire in December 2003.

Santana Row

     In 2002, the Trust's single largest capital use is anticipated to be the development of Santana Row, a multi-phase mixed-use project being built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel components, creating a community with the feel of an urban district. Phase 1 of the project includes Santana Row, the "1,500 foot long main street" and nine buildings which will contain approximately 538,000 square feet of retail space, 501 residential units, a 214 room hotel and the supporting infrastructure. Eight buildings comprising 440,000 square feet of retail space are expected to be completed during the third and fourth quarters of 2002 with the ninth building being completed twelve to eighteen months later. The total cost of Phase 1 is expected to be $475 million. As of December 31, 2001, the Trust has incurred costs of $229 million including the purchase of the land; the Trust estimates that it will spend approximately $225 million in 2002 and the balance in 2003 to complete the first phase of the project.

     On April 17, 2001, the Trust closed on a $295 million construction loan. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options, subject to obtaining certain operating targets. The interest rate will decrease to LIBOR plus 187.5 basis points then to LIBOR plus 162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. There is no assurance that these targets and hurdles will be met. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. The initial funding of the construction loan took place on August 23, 2001 when the equity and pre-leasing requirements were met. As of December 31, 2001, $62.0 million was borrowed under the loan.

     The success of Santana Row will depend on many factors which cannot be assured and are not entirely within the Trust's control. These factors include among others, the demand for retail and residential space and at what rents, the ability to construct the current and later phases at reasonable costs, the cost of operations, including utilities and insurance, the availability and cost of capital and the general economy, particularly in the Silicon Valley.

     The Trust has not finalized the cost and scope for all future phases of Santana Row and will not do so until the success of Phase 1 and future demand for rental space can be determined. However, as Phase 1 utilizes only part of the retail and residential entitlements of the property, and as Phase 1 contains infrastructure for further phases, the Trust expects to identify and execute economically viable additional phases to the project.

Subsequent Events
-----------------

        On February 28, 2002 the Trust adopted a business plan which returns the Trust's primary focus to its traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores or high volume, value oriented retailers that provide consumer necessities. Concurrent with the adoption of the business plan, the Trust adopted a management succession plan and restructured its management team.

        The Trust will complete Bethesda Row, Pentagon Row and Santana Row, but does not plan any new, large-scale, mixed-use, ground-up development projects. Rather, the Trust will return its focus to community and neighborhood shopping centers. The Trust will seek to acquire income producing centers, may seek opportunities to develop ground-up grocery anchored shopping centers in and around the Metropolitan Washington, D.C., Philadelphia and New York markets and will identify and execute redevelopment opportunities in its existing portfolio.

        Steven J. Guttman, the Trust's Chief Executive Officer and Chairman of the Board, will primarily devote his attention to the completion of Santana Row. Upon Mr. Guttman's planned retirement in March 2003, it is expected that Donald
C. Wood will become Chief Executive Officer with Mr. Guttman remaining as Chairman of the Board. Effective March 1, 2002, the Trust combined functions of its previous Chief Investment Officer and Chief Financial Officer, and appointed Larry E. Finger, to the new executive office of Chief Financial Officer in charge of capital markets, investor relations and financial reporting. With the renewed emphasis on acquisitions, Jeffrey S. Berkes was appointed an executive officer, Senior Vice President - Strategic Transactions.

As a result of the change in the Trust's business plan, the Trust estimates it will record a charge of $16 million to $18 million in the first quarter of 2002. The charge includes severance and other compensation costs related to the management restructuring as well as charges to write-down the Trust's Tanasbourne and other development projects to fair value since the Trust will hold the Tanasbourne project for sale. The Trust is re-evaluating the most effective way to realize value on these assets on a risk-adjusted return basis.

Contingencies
-------------

     Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer, because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. Though not quantifiable until the project is completed, the combined damage claim is estimated to be in excess of $40.0 million. The original contractor filed a counterclaim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor. Due to the delay and other costs associated with the change in general contractor the estimated cost of the project is now $92 million, if there is no recovery of damages from the original general contractor. The lawsuit against the original contractor is scheduled for mediation in May 2002, and, should mediation prove unsuccessful, is scheduled to go to trial in October 2002.

     In addition, the Trust is involved in various other lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company, an unaffiliated third party, has the right to require the Trust and the two other minority partners to purchase from half to all of Rockville Plaza Company's 37.5% interest in Congressional Plaza at the interest's then-current fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27.5 million. In conjunction with a redevelopment currently taking place at the property, the Trust has reached an agreement with Rockville Plaza Company to acquire an additional 7.5% interest in Congressional Plaza in exchange for funding approximately $7 million of Rockville Plaza Company's share of the redevelopment cost. This funding will take place through 2002 and the transaction will be completed in 2003.

     Under the terms of five other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or for two of the partnerships, a limited number of common shares of the Trust at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

     Under the terms of other partnership agreements, the partners may redeem their 904,589 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the

Trust

     As of December 31, 2001 in connection with renovation and development projects, the Trust has contractual obligations of approximately $172 million, including approximately $154 million for Santana Row.

     A subcontractor of the Trust's Santana Row project has entered into a contract with a wood supply company in which a trustee of the Trust owns an indirect 9.7% interest. The contract provides for a payment to the company of approximately $330,000 for wood flooring. The dollar amount of the contract does not represent a material amount of business to the wood supply company. Terms of the contract were negotiated at arms-length.

     The centerpiece of Santana Row is a four-star, 214 room boutique hotel. The Trust has entered into a 99 year ground lease with the hotel requiring minimum rent of $450,000 per annum with rental increases every five years and percentage rent on room, parking and other revenues. The Trust has committed to loan $7.2 million to the hotel. The loan bears interest at rates ranging from 12% to 15% and has a ten year term. During the first five years, interest is payable from cash flow, if available. If cash flow is not sufficient to pay interest, it will accrue and bear interest at the same rate as the initial principal. In addition, the Trust has committed approximately $5.5 million to four restaurant joint ventures at Santana Row in lieu of tenant allowances. The Trust will participate in profits, losses and cash flow in accordance with the terms of each individual venture.

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

Consolidated Results
--------------------

2001 vs. 2000
-------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 7.4 % from $260.7 million in 2000 to $279.9 million in 2001. On a same center basis, rental income increased 6.4%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as, increases associated with lease rollovers and increased cost recoveries. Same center basis, in 2001, excludes Williamsburg Shopping Center in Williamsburg, Virginia and Peninsula Shopping Center in Palos Verdes, California which were sold on April 27, 2001 and June 30, 2000, respectively, as well as, properties acquired and properties under development in 2000 and 2001, including Friendship Center in Washington, D.C., Woodmont East in Bethesda, Maryland, Pentagon Row in Arlington, Virginia, 214 Wilshire Boulevard in Santa Monica, California and Town & Country Shopping Center in San Jose, California, which was demolished to make way for the new Santana Row development.

     Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. Other property income increased 26.3% from $11.1 million in 2000 to $14.0 million in 2001 due primarily to increases in lease termination fees of $1.2 million and parking income. On a same center basis, other property income increased 18.4%.

     Rental expenses increased 12.8% from $56.3 million in 2000 to $63.5 million in 2001. Increased leasing and marketing costs associated with the Trust's development projects, as well as operating costs associated with the Woodmont East project which was in service for a full year in 2001 were major components of this overall increase. Rental expense as a percentage of property income, rental income plus other property income, increased from 20.7% in 2000 to 21.6% in 2001. On a same center basis, rental expenses increased 4.4% from $54.5 million in 2000 to $57.0 million in 2001, primarily due to general cost increases along with increased property management costs in 2001.

     Real estate taxes increased 8.1% from $26.6 million in 2000 to $28.8 million in 2001. On a same center basis, real estate taxes increased 9.3% due primarily to increased taxes on recently redeveloped properties.

     Depreciation and amortization expenses increased 12.5% from $53.3 million in 2000 to $59.9 million in 2001 reflecting the impact of recent new development, tenant work and property redevelopments which were placed in service during the year.

     In 2001, the Trust incurred interest expense of $87.1 million, of which $17.8 million was capitalized, as compared to 2000's $79.7 million, of which $13.3 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's acquisitions and capital improvement programs. To mitigate its exposure to changes in variable interest rates, the Trust has entered into interest rate swaps on its $125 million term loan which locks the LIBOR interest rate on this loan at 5.27%. The current interest rate on the term loan is LIBOR plus 95 basis points, thus fixing the interest rate at 6.22%. The weighted average interest rate was 7.6% in 2001 compared with 7.9% in 2000. The ratio of earnings to combined fixed charges and preferred dividends was 1.33x in 2001 and 1.40x in 2000. The ratio of earnings to fixed charges was 1.50x both in 2001 and 2000. The ratio of funds from operations to combined fixed charges and preferred dividends was 1.9x in 2001 and 2.0x in 2000.

     Administrative expenses increased from $13.3 million in 2000 to $14.3 million in 2001 due to increased personnel costs, legal and accounting fees. Administrative expenses as a percentage of revenue remained constant in 2001 and 2000 at 4.8%.

     Investors' share of operations represents the minority interest in the income of certain properties. The overall $1.3 million decrease from $6.5 million in 2000 to $5.2 million in 2001 is due to the Trust's buy-out of the minority partners' in nine street retail buildings in southern California, thereby increasing the Trust's ownership to 100%.

     On April 27, 2001, the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million, resulting in a gain of $7.9 million. On December 18, 2001 the Trust sold the street retail property located at 101
E. Oak Street in Chicago, Illinois for $6.1 million, resulting in a gain of $1.8 million. On December 30, 2001 the Trust exchanged its 90% interest in a street retail building in Forest Hills, New York to the minority partner in exchange for the minority partner's 10% interest in three other street retail buildings in Forest Hills, New York resulting in an accounting loss of approximately $500,000. On June 30, 2000, the Trust sold the 296,000 square foot Peninsula Shopping Center located in Palos Verdes, California for $48.6 million resulting in a gain of $3.7 million.

     As a result of the foregoing items, net income before gain on the sale of real estate increased from $56.8 million in 2000 to $59.6 million in 2001, while net income increased from $60.5 million in 2000 to $68.8 million in 2001 and net income available for common shareholders increased from $52.6 million to $59.7 million.

     Growth in net income in 2002 will continue to be primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on the financial health of the Trust's tenants and on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal, insurance and real estate tax assessments and the general economy. The current weakening of the retail and overall economic environment could adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, however, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space. Growth in the core portfolio, however, will be offset by expenses at Santana Row. Leasing, marketing and pre-opening expenses at Santana Row prior to its scheduled opening in fall 2002 and additional depreciation and interest expense as the project is phased into operations will have a dilutive effect on 2002 earnings.

     Growth in net income is also dependent on the amount of leverage and interest rates. The Trust's leverage is increasing as it finances its development projects. In addition, to the extent variable-rate debt is unhedged, the Trust will continue to have exposure to changes in market interest rates. If interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development projects, will be negatively impacted. Net income available for common shareholders and funds from operations will also be reduced by the issuance of the 8.5% Series B Cumulative Redeemable Preferred Shares.

2000 vs. 1999
-------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 6.0 % from $245.8 million in 1999 to $260.7 million in 2000. On a same center basis, rental income increased 7.7%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as increases associated with lease rollovers. Same center basis, in 2000, excludes properties acquired in 2000 and 1999, Peninsula Shopping Center in Palos Verdes, California and Northeast Plaza in Atlanta, Georgia which were sold on June 30, 2000 and October 18, 1999, respectively and properties developed in 2000 and 1999, including Bethesda Row Phase 3 in Bethesda, Maryland, Old Town in Los Gatos, California and Town & Country Shopping Center in San Jose, California which was vacated as the Santana Row development began.

     Other property income includes items which, although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. Other property income remained constant in 2000 compared to 1999. On a same center basis, other property income decreased $473,000 in 2000 compared to 1999, due mostly to decreases in lease termination fees.

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

     In 2000, the Trust incurred interest expense of $79.7 million, of which $13.3 million was capitalized, as compared to 1999's $68.4 million, of which $6.9 million was capitalized. The increase in interest expense reflects the additional debt issued to fund the Trust's share repurchase and capital improvement programs and increased borrowing costs. The weighted average interest rate was 7.9% in 2000 compared with 7.6% in 1999. The ratio of earnings to combined fixed charges and preferred dividends was 1.40x in 2000 and 1.52x in 1999. The ratio of earnings to fixed charges was 1.50x in 2000 and 1.70x in 1999. The ratio of funds from operations to combined fixed charges and preferred dividends was 2.0x in 2000 and 2.2x in 1999.

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

     Investors' share of operations represents the minority interest in the income of certain properties. The majority of the $2.6 million increase from $3.9 million in 1999 to $6.5 million in 2000 is due to the allocation of operating losses to minority owners in 1999 and 1998 in accordance with the respective partnership agreements. The remainder of the increase represents the minority partners' share of increased earnings in certain shopping center and street retail assets.

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

Segment Results
---------------

     The Trust's operating structure is organized on an asset management model, where small focused teams are responsible for a portfolio of assets. The Trust has divided its portfolio of properties into three geographic operating regions: Northeast, Mid-Atlantic and West. Each region is operated under the direction of a chief operating officer, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions. Incentive compensation, throughout the regional teams, is tied to the net operating income of the respective portfolios.

Historical operating results for the three regions are as follows (in thousands):

                                        2001          2000          1999
------------------------------------------------------------------------

Rental Income
          Northeast                 $120,313      $113,078      $102,452
       Mid-Atlantic                  124,765       114,371       111,624
               West                   34,857        33,235        31,757
                                    --------      --------      --------
                  Total             $279,935      $260,684      $245,833
                                    ========      ========      ========

Net Operating Income
          Northeast                  $86,512       $79,685       $74,276
       Mid-Atlantic                   92,086        84,346        81,425
               West                   23,061        24,818        22,665
                                    --------      --------      --------
                  Total             $201,659      $188,849      $178,366
                                    ========      ========      ========

The Northeast

     The Northeast region is comprised of 52 assets, extending from suburban Philadelphia north to New York and its suburbs into New England and west to Illinois and Michigan. A significant portion of this portfolio has been held by the Trust for many years although acquisitions, redevelopment and retenanting remain major components to the current and future performance of the region. Several redevelopment projects were completed in 2000 and 2001, which enhanced revenues and net operating income in 2001.

     When comparing 2001 with 2000, rental income, on an overall and same center basis, increased 6.4% from $113.1 million in 2000 to $120.3 million in 2001, primarily due to increases at recently redeveloped and retenanted shopping centers and street retail properties, such as Greenlawn, Blue Star, Brunswick, Ellisburg, Fresh Meadows and Austin Street.

     Net operating income increased 8.6% from $79.7 million in 2000 to $86.5 million in 2001, primarily due to increases at the recently redeveloped and retenanted shopping centers and street retail properties, as well as, increased lease termination fees of $1.0 million in 2001 over 2000's $265,000.

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

The Mid-Atlantic

     The Mid-Atlantic region is comprised of 32 assets, including Pentagon Row, the final phase of which is currently under development, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida. As with the Northeast region, a significant portion of this portfolio has been held by the Trust for many years although acquisitions, new development, redevelopment and retenanting remain major components to its current and future performance.

     When comparing 2001 with 2000, rental income increased 9.1% from $114.4 million in 2000 to $124.8 million in 2001 reflecting the contribution from the recently completed Woodmont East project in Bethesda, Maryland, the rental income generated from the first three buildings at the Pentagon Row project in Arlington, Virginia and the September 21, 2001 acquisition of Friendship Center in Washington, D.C. On a same center basis, which excludes Woodmont East, Pentagon Row, Friendship Center and Williamsburg Shopping Center, which was sold on April 27, 2001, rental income increased 4.3% from $112.4 million in 2000 to $117.2 million in 2001.

     Net operating income increased 9.2% from $84.3 million in 2000 to $92.1 million in 2001. On a same center basis as defined above, net operating income increased 5.2% from $82.9 million in 2000 to $87.1 million in 2001 due primarily to successful anchor, small shop and office leasing.

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

The West

     The West region is comprised of 37 assets, including Santana Row which is currently under development, extending from Texas to the West Coast. Unlike the Northeast and Mid-Atlantic regions, this portfolio is relatively new to the Trust and is part of a deliberate expansion west over the past several years. This region is the fastest growing at the Trust and includes the Trust's largest new development project, Santana Row in San Jose, California. Several redevelopment projects were completed in 2000 and 2001 which contributed to revenues and net operating income in 2001 and will for future years as well.

     When comparing 2001 with 2000, on a same center basis, which excludes properties acquired and sold in 2001 and 2000 and Santana Row, which is currently under development, rental income increased 14.9% from $28.9 million in 2000 to $33.2 million in 2001, due primarily to increases from recently redeveloped and retenanted properties in Los Angeles and San Francisco, California. On an overall basis, which includes the impact of the sale of Peninsula Shopping Center on June 30, 2000, rental income increased 4.9% from $33.2 million in 2000 to $34.9 million in 2001.

     On a same center basis as defined above, net operating income increased 10.9% from $22.0 million in 2000 to $24.4 million in 2001, primarily due to the recently redeveloped and retenanted properties in Los Angeles and San Francisco, California. Overall net operating income decreased 7.1% from $24.8 million in 2000 to $23.1 million in 2001, again reflecting the sale of Peninsula Shopping Center and the marketing and leasing costs associated with the Santana Row development.

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

Funds from Operations
---------------------

     The Trust has historically reported its funds from operations in addition to its net income and net cash provided by operating activities. Funds from operations is a supplemental measure of real estate companies' operating performance. As of January 1, 2000, the National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains (losses) on sale of real estate. Prior to January 1, 2000, funds from operations also excluded significant nonrecurring events. Funds from operations does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. Rather, funds from operations has been adopted by real estate investment trusts to provide a consistent measure of operating performance in the industry. Nevertheless, funds from operations, as presented by the Trust, may not be comparable to funds from operations as presented by other real estate investment trusts.

     The reconciliation of net income to funds from operations is as follows (in thousands):

                                                    Year ended December 31,
                                                  2001        2000        1999
------------------------------------------------------------------------------

Net income available for common
shareholders                                   $59,722     $52,573     $40,493

Depreciation and amortization of real
estate assets                                   54,350      48,456      45,388

Amortization of initial direct costs of
leases                                           4,161       3,514       3,033

Income attributable to operating
partnership units                                1,384       1,311         831

(Gain) loss on sale of
real estate                                    (9,185)     (3,681)       7,050
                                              --------    --------     -------
Funds from operations for common
shareholders                                  $110,432    $102,173     $96,795
                                              ========    ========     =======

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
-----------------------------------------------------------------------

     The Trust's primary financial market risk is the fluctuation in interest rates. At December 31, 2001, the Trust had $97.0 million of variable rate debt, not including $62.0 million in variable rate construction loans of which the interest is capitalized to the development project. Based upon this balance of variable operating debt, if interest rates increased 1%, the Trust's earnings and cash flows would decrease by approximately $1.0 million. If interest rates decreased 1%, the Trust's earnings and cash flows would increase by approximately $1.0 million. The Trust believes that the change in the fair value of its financial instruments resulting from a forseeable fluctuation in interest rates would be immaterial to its total assets and total liabilities.

Item 8.     Financial Statements and Supplementary Data.
--------------------------------------------------------

     Included in Item 14.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------------
Financial Disclosure.
---------------------

     N/A

                                    Part III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant.
            ---------------------------------------------------
    (a) The table identifying the Trust's Trustees under the caption "Election of Trustees" of the 2002 Proxy Statement is incorporated herein by reference.

    (b)     The information required by this item is included in this report at
Item 1 under the caption "Executive Officers of the Registrant".

Item 11.    Executive Compensation.
--------    -----------------------

     The sections entitled "Summary Compensation Table" and "Aggregated Option Exercises in 2001 and December 31, 2001 Option Values" of the 2002 Proxy Statement are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
--------    ---------------------------------------------------------------

     The sections entitled "Ownership of Shares by Certain Beneficial Owners" and "Ownership of Shares by Trustees and Officers" of the 2002 Proxy Statement are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.
--------    -----------------------------------------------

     The section entitled "Certain Relationships and Related Transactions" of the 2002 Proxy Statement is incorporated herein by reference.

                                    Part IV
                                    -------

Item 14.    Exhibits, Financial Statement
--------    -----------------------------
            Schedules, and Reports on
            -------------------------
            Form 8-K
            --------

(a)      1. Financial Statements
            --------------------

         Report of Independent
         Public Accountants                                      F-1

         Consolidated Balance Sheets-
         December 31, 2001 and 2000                              F-2

         Consolidated Statements of
         Operations - years ended
         December 31, 2001, 2000
         and 1999                                                F-3

         Consolidated Statements of Common
         Shareholders' Equity - years
         ended December 31, 2001, 2000
         and 1999                                                F-4

         Consolidated Statements of
         Cash Flows - years ended
         December 31, 2001, 2000 and
         1999                                                    F-5

         Notes to Consolidated
         Financial Statements
         (Including Selected Quarterly
         Data)                                             F-6 - F28

         2. Financial Statement Schedules
            -----------------------------

         Schedule III - Summary of Real Estate
         and Accumulated Depreciation..................... F29 - F32

         Schedule IV - Mortgage Loans on Real
         Estate .......................................... F33 - F34

(a)  3.     Exhibits

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

            (viii) A description of a 8.5% Series B Cumulative Redeemable Preferred Share certificate filed with the commission on November 26, 2001 as a portion of Exhibit 4 to the Trust's Form 8-A is incorporated herein by reference thereto.

     (10)   (i)    The Trust's 1983 Stock Option Plan adopted May 12, 1983,
            filed with the Commission as Exhibit 10 (vi) to the Trust's Annual Report on Form 10-K for the year ended December 31, 1983, is incorporated herein by reference.

            (ii) * Deferred Compensation Agreement with Steven J. Guttman dated December 13, 1978, filed with the Commission as Exhibit 10
            (iv) to the Trust's Annual Report on Form 10-K for the year ended December 31, 1980 is incorporated herein by reference thereto.

            (iii) The Trust's 1985 Non-Qualified Stock Option Plan, adopted on September 13, 1985, filed with the Commission as a portion of
            Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1985 is incorporated herein by reference thereto.

            (iv) The 1991 Share Purchase Plan, dated January 31, 1991, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference thereto.

            (v) * Employment and Relocation Agreement between the Trust and Ron D. Kaplan, dated September 30, 1992, filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December
            31, 1992 is incorporated herein by reference thereto.

            (vi) Amendment dated October 1, 1992, to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 is incorporated herein by reference thereto.

            (vii) Federal Realty Investment Trust Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 , filed with the Commission as portions of
            Item 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference thereto.

     The following documents, filed with the Commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 are incorporated herein by reference thereto:

            (viii) Fiscal Agency Agreement dated as of October 28, 1993 between Federal Realty Investment Trust and Citibank, N.A.

            (ix) * Other Share Award and Purchase Note between Federal Realty Investment Trust and Ron D. Kaplan, dated January 1, 1994, filed with the Commission as a portion of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 is incorporated herein by reference thereto.

            (x) Amended and Restated 1983 Stock Option Plan of Federal Realty Investment Trust and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust, filed with the Commission on August 17, 1994 on Form S-8, (File No. 33-55111) is incorporated herein by reference thereto.

            (xi) Form of Severance Agreement between Federal Realty Investment Trust and Certain of its Officers dated December 31, 1994, filed with the Commission as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference thereto.

     The following filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1997, are incorporated herein by reference thereto:

            (xii) Credit Agreement Dated as of December 19, 1997 by and among Federal Realty Investment Trust, as Borrower, The Financial Institutions Party Thereto and Their Assignees Under Section 13.5.(a), as Lenders, Corestates Bank, N.A., as Syndication Agent, First Union National Bank, as Administrative Agent and as Arranger, and Wells Fargo Bank, as Documentation Agent and as Co-Arranger.

            (xiii) * Performance Share Award Agreement between Federal Realty Investment Trust and Steven J. Guttman, as of January 1, 1998.

            (xiv) * Form of Amended and Restated Restricted Share Award Agreements between Federal Realty Investment Trust and Steven
            J. Guttman for the years 1998 through 2002.

            (xv) * Performance Share Award Agreements between Federal Realty Investment Trust and Ron D. Kaplan, as of January 1, 1998.

            (xvi) * Restricted Share Award Agreements between Federal Realty Investment Trust and Ron D. Kaplan, as of January 1, 1998.

            (xvii) * Amended and Restated Employment Agreement between the Trust and Steven J. Guttman as of March 6, 1998.

            (xviii) * Amended and Restated Executive Agreement between the Trust and Steven J. Guttman as of March 6, 1998.

             (xix) * Executive Agreement between the Trust and Ron D. Kaplan as of March 6, 1998.

             (xx) * Amended and Restated Severance Agreement between the Trust and Ron D. Kaplan as of March 6, 1998.

     The following filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference thereto:

             (xxi) Term Loan Agreement, dated as of December 22, 1998 by and among Federal Realty Investment Trust, as Borrower, the Financial Institutions Party Thereto and Their Assignees Under Section 13.5.(d), as Lenders,Commerzbank Aktiengesellschaft, New York Branch as Syndication Agent, PNC, National Association, as Administrative Agent and Fleet National Bank, as documentation agent.

     The following filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference thereto:

             (xxii) *   Amended and Restated Severance Agreement between the
             Trust and Nancy J. Herman as of December 27, 1999.

             (xxiii) * Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood.

             (xxiv) *   Restricted Share Award Agreement dated as of February
             9, 2000 between the Trust and Donald C. Wood.

             (xxv)  *   Amendment to Performance Share Award Agreement dated as
             of February 25, 2000 between Federal Realty Investment Trust and Steven J. Guttman.

             (xxvi) *   Amendments to Performance Share Award Agreements dated
             as of February 25, 2000 between Federal Realty Investment Trust and Ron D. Kaplan.

             (xxvii) * Severance Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999.

             (xxviii) * Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999.

     The following filed with the Commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference thereto:

             (xxix) * Amendment to Restricted Share Award Agreement dated December 8, 2000 between Federal Realty Investment Trust and Ron
             D. Kaplan.

             (xxx)  *   Amendment to Restricted Share Award Agreement dated
             December 8, 2000 between Federal Realty Investment Trust and Ron
             D. Kaplan.

             (xxxi) * Amendment to Restricted Share Award Agreement dated December 8, 2000 between Federal Realty Investment Trust and Don
             C. Wood.

             (xxxii) * Split Dollar Life Insurance Agreement dated May 20, 1998 between Federal Realty Investment Trust and The Ronald D. Kaplan Family Trust.

             (xxxiii) * Split Dollar Life Insurance Agreement dated June 7, 1998 between Federal Realty Investment Trust and The Guttman Family 1998 Trust.

             (xxxiv) * Split Dollar Life Insurance Agreement dated August 12, 1998 between Federal Realty Investment Trust and Donald C. Wood.

             (xxxv) * Split Dollar Life Insurance Agreement dated November 2, 2000 between Federal Realty Investment Trust and The Nancy J. Herman Insurance Trust.

     The following documents, filed with the commission as portions of Item 6 to the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 are incorporated herein by reference hereto:

             (xxxvi) Building Loan Agreement among FRIT San Jose Town and Country Village LLC, San Jose Residential, Inc. and Street Retail, Inc. jointly and severally as Borrower, Commerzbank AG, New York Branch, Fleet National Bank, Bayerische Hypo-Und Vereinsbank AG, New York Branch and Other Lenders named herein.

     The following are filed as exhibits hereto:

     (10) (xxxvii) * Restricted Share Agreement dated February 15, 2000 between Federal Realty Investment Trust and Jeffrey S. Berkes.

             (xxxviii) * Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated March 1, 2000.

             (xxxix) * Termination letter dated March 1, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.

             (xl) * Consulting Agreement dated March 1, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.

             (xli) * Full Recourse Secured Promissory Note dated March 14, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.

             (xlii)  *   Share Pledge Agreement dated March 14, 2002 between
             Federal Realty Investment Trust and Ron D. Kaplan.

     (21)    Subsidiaries of the registrant...................
             Filed as an exhibit hereto.

     (23)    Consent of Arthur Andersen.......................

     (99)    Letter concerning Arthur Andersen's
             representation to the Trust in
             accordance with Temporary Note 3T
             to Article 3 of Regulation S-X...................

(b)  Reports on Form 8-K Filed during the Last Quarter
     -------------------------------------------------

            A Form 8-K, dated November 1, 2001, was filed in response to Item 5, amended by Form 8-K/A dated December 6, 2001.
            A Form 8-K, dated November 19, 2001 was filed in response to Item 5, amended by Form 8-K/A dated November 29, 2001 .

    ___________

*  Management contract or compensatory plan required to be filed under item 14
(c) of Form 10-K.

                                    SIGNATURES
                                    ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FEDERAL REALTY INVESTMENT TRUST

Date:       March 22, 2202                          By: Steven J. Guttman
                                                        -----------------
                                                        Steven J. Guttman
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures               Title                          Date
----------               -----                          ----

                         Chairman of the Board
                         and Chief Executive
Steven J. Guttman        Officer                        March 22, 2202
----------------------                                  --------------
Steven J. Guttman

                         President and
Donald C. Wood           Chief Operating Officer        March 22, 2202
----------------------                                  --------------
Donald C. Wood

                         Senior Vice-President,
                         Chief Financial Officer
                         And Treasurer (Chief
Larry E. Finger          Accounting Officer)            March 22, 2202
----------------------                                  --------------
Larry E. Finger

Dennis L. Berman         Trustee                        March 22, 2202
----------------------                                  --------------
Dennis L. Berman

Kenneth D. Brody         Trustee                        March 22, 2202
----------------                                        --------------
Kenneth D. Brody

Kristin Gamble           Trustee                        March 22, 2202
----------------------                                  --------------
Kristin Gamble

Walter F. Loeb           Trustee                        March 22, 2202
----------------------                                  --------------
Walter F. Loeb

Mark S. Ordan            Trustee                        March 22, 2202
----------------------                                  --------------
Mark S. Ordan

                              FINANCIAL STATEMENTS
                                       AND
                                   SCHEDULES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of
Federal Realty Investment Trust:

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, common shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Realty Investment Trust and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules included on pages F-29 through F-34 of the Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP
Vienna, Virginia
February 11, 2002

                                      F1

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,         December 31,
                                                                                     2001                2000
                           ASSETS                                               (In thousands, except share data)
Real estate, at cost
  Operating                                                                      $ 1,782,318        $ 1,679,289
  Development                                                                        321,986            175,624
                                                                                 -----------        -----------
                                                                                   2,104,304          1,854,913

  Less accumulated depreciation and amortization                                    (395,767)          (351,258)
                                                                                 -----------        -----------
                                                                                   1,708,537          1,503,655
Other Assets
  Cash                                                                                17,563             11,357
  Mortgage notes receivable                                                           35,607             47,360
  Accounts and notes receivable                                                       18,580             13,092
  Prepaid expenses and other assets, principally
   property taxes and lease commissions                                               50,739             38,140
  Debt issue costs, net of accumulated amortization
   of $4,840 and $3,982, respectively                                                  6,952              7,475
                                                                                 -----------        -----------
                                                                                 $ 1,837,978        $ 1,621,079
                                                                                 ===========        ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                               $   100,293        $   121,611
  Mortgages and construction loans payable                                           350,043            218,541
  Notes payable                                                                      174,843            209,005
  Accounts payable and accrued expenses                                               64,014             36,810
  Dividends payable                                                                   21,664             19,892
  Security deposits                                                                    6,026              5,537
  Prepaid rents                                                                       10,400              8,819
Senior notes and debentures                                                          410,000            410,000
5 1/4% Convertible subordinated debentures                                            75,289             75,289
Investors' interest in consolidated assets                                            33,018             47,921

Commitments and contingencies

Shareholders' equity
  Preferred stock, authorized 15,000,000 shares, $.01 par
   7.95% Series A Cumulative Redeemable Preferred Shares, (stated at
    liquidation preference $25 per share), 4,000,000 shares issued in 1997           100,000            100,000
   8.5% Series B Cumulative Redeemable Preferred Shares, (stated at
    liquidation preference $25 per share), 5,400,000 shares issued in 2001            135,000                 --
  Common shares of beneficial interest, $.01 par , 100,000,000 shares
   authorized, 41,524,165 and 40,910,972 issued, respectively                            417                410
  Additional paid in capital                                                         730,835            723,078
  Accumulated dividends in excess of Trust net income                               (322,428)          (306,287)
                                                                                 -----------        -----------
                                                                                     643,824            517,201

Less:1,452,926 and 1,441,594 common shares in treasury - at cost, respectively       (27,990)           (27,753)
     Deferred compensation on restricted shares                                      (15,005)           (17,254)
     Notes receivable from employee stock plans                                       (4,148)            (4,540)
     Accumulated other comprehensive income (loss)                                    (4,293)                --
                                                                                 -----------        -----------
                                                                                     592,388            467,654
                                                                                 -----------        -----------
                                                                                 $ 1,837,978        $ 1,621,079
                                                                                 ===========        ===========

The accompanying notes are an integral part of these consolidated statements.

                                      F2

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year ended December 31,
                                                       2001          2000        1999
                                                     ---------    ---------    ---------
(In thousands, except per share data)
Revenue
 Rental income                                       $ 279,935    $ 260,684    $ 245,833
 Interest and other income                               6,590        7,532        7,649
 Other property income                                  13,977       11,065       11,231
                                                     ---------    ---------    ---------

                                                       300,502      279,281      264,713

Expenses
 Rental                                                 63,481       56,280       53,677
 Real estate taxes                                      28,772       26,620       25,021
 Interest                                               69,313       66,418       61,492
 Administrative                                         14,281       13,318       15,120
 Depreciation and amortization                          59,914       53,259       50,011
                                                     ---------    ---------    ---------

                                                       235,761      215,895      205,321
                                                     ---------    ---------    ---------

Operating income before investors' share
 of operations                                          64,741       63,386       59,392

 Investors' share of operations                         (5,170)      (6,544)      (3,899)
                                                     ---------    ---------    ---------

Income before gain (loss) on sale of real estate        59,571       56,842       55,493

Gain (loss) on sale of real estate                       9,185        3,681       (7,050)
                                                     ---------    ---------    ---------

      Net income                                        68,756       60,523       48,443

Dividends on preferred stock                            (9,034)      (7,950)      (7,950)
                                                     ---------    ---------    ---------

      Net income available for common shareholders   $  59,722    $  52,573    $  40,493
                                                     =========    =========    =========

Earnings per common share, basic
 Income before gain (loss) on sale of real estate    $    1.29    $    1.26    $    1.20
 Gain (loss) on sale of real estate                       0.23         0.10        (0.18)
                                                     ---------    ---------    ---------
                                                     $    1.52    $    1.36    $    1.02
                                                     =========    =========    =========

 Weighted average number of common shares, basic        39,164       38,796       39,574
                                                     =========    =========    =========

Earnings per common share, diluted
 Income before gain (loss) on sale of real estate    $    1.29    $    1.26    $    1.19
 Gain (loss) on sale of real estate                       0.23         0.09        (0.17)
                                                     ---------    ---------    ---------
                                                     $    1.52    $    1.35    $    1.02
                                                     =========    =========    =========

 Weighted average number of common shares, diluted      40,266       39,910       40,638
                                                     =========    =========    =========

The accompanying notes are an integral part of these consolidated statements.

                                      F3

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                           Year ended December 31,

                                                                     2001                                       2000
                                                     ----------   ------------   ----------     ----------   ----------  ----------

(In thousands, except share data)                     Shares         Amount      Additional        Shares       Amount   Additional
                                                                                  Paid-in                                  Paid-in
                                                                                   Capital                                 Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                         40,910,972   $        410   $  723,078     40,418,766   $      404   $ 713,354
  Adjustment to reflect change in par value                  --             --           --             --           --          --
  Shares issued to purchase partnership interests       335,236              3        6,919             --           --          --
  Exercise of stock options                              22,066             --          459         67,684            1       1,398
  Shares issued under dividend reinvestment plan        159,234              2        3,277        153,713            2       3,136
  Performance and Restricted Shares granted, net
    of Restricted Shares retired                         96,657              2        1,877        270,809            3       5,190
  Cost of 8.5% Series B Cumulative Preferred Shares          --             --       (4,775)            --           --          --
                                                     ----------   ------------   ----------     ----------   ----------   ---------

  Balance, end of year                               41,524,165   $        417   $  730,835     40,910,972   $      410   $
                                                     ==========   ============   ==========     ==========   ==========   =========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                         ($306,287)                             ($286,348)
  Net income                                                            68,756                                 60,523
  Dividends declared to common shareholders                            (75,863)                               (72,512)
  Dividends declared to preferred shareholders                          (9,034)                                (7,950)
                                                                  ------------                             ----------
  Balance, end of year                                               ($322,428)                             ($306,287)
                                                                  ============                             ==========

Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year                         (1,441,594)      ($27,753)                 (217,644)   ($  4,334)
  Performance and Restricted Shares forfeited           (11,332)          (237)                  (38,550)        (787)
  Purchase of treasury shares                                --             --                (1,185,400)     (22,632)
                                                     ----------   ------------                ----------   ----------
  Balance, end of year                               (1,452,926)      ($27,990)               (1,441,594)   ($ 27,753)
                                                     ==========   ============                ==========   ==========

Deferred Compensation on Restricted Shares
  Balance, beginning of year                           (735,875)      ($17,254)                 (599,427)    ($15,219)
  Performance and Restricted Shares issued,
    net of forfeitures                                  (61,369)          (830)                 (218,771)      (4,151)
  Vesting of Performance and Restricted Shares          130,588          3,079                    82,323        2,116
                                                     ----------   ------------                ----------   ----------
  Balance, end of year                                 (666,656)      ($15,005)                 (735,875)    ($17,254)
                                                     ==========   ============                ==========   ==========

Subscriptions receivable from employee stock plans
  Balance, beginning of year                           (242,638)       ($4,540)                 (317,606)     ($6,030)
  Subscription loans issued                              (3,333)           (70)                   (5,500)        (115)
  Subscription loans paid                                27,416            462                    80,468        1,605
                                                     ----------   ------------                ----------   ----------
  Balance, end of year                                 (218,555)       ($4,148)                 (242,638)     ($4,540)
                                                     ==========   ============                ==========   ==========

Accumulated other comprehensive income (loss)
  Balance, beginning of year                                                --                                     --
  Change due to recognizing gain on securities                    $         49                                     --
  Change in valuation on interest rate swap                             (4,342)                                    --
                                                                  ------------                             ----------
  Balance, end of year                                                 ($4,293)                            $        0
                                                                  ============                             ==========

Other comprehensive income
  Net income                                                      $     68,756                                     --
  Change due to recognizing gain on securities                              49                                     --
  Change in valuation on interest rate swap                             (4,342)                                    --
                                                                  ------------                             ----------
  Total other comprehensive income                                $     64,463                             $        0
                                                                  ============                             ==========
                                                                     Year ended December 31,

                                                                              1999
                                                          ------------    ------------    ------------

(In thousands, except share data)                             Shares         Amount        Additional
                                                                                            Paid-in
                                                                                            Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                                40,139,675    $    707,724              --
  Adjustment to reflect change in par value                         --        (707,324)   $    707,323
  Shares issued to purchase partnership interests                   --              --              --
  Exercise of stock options                                     52,667               1           1,092
  Shares issued under dividend reinvestment plan               165,770               2           3,566
  Performance and Restricted Shares granted, net
    of Restricted Shares retired                                60,654               1           1,373
  Cost of 8.5% Series B Cumulative Preferred Shares                 --              --              --
                                                          ------------    ------------    ------------
  Balance, end of year                                      40,418,766    $        404    $    713,354
                                                          ============    ============    ============

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year
  Net income                                                                 ($255,211)
  Dividends declared to common shareholders                                     48,443
  Dividends declared to preferred shareholders                                 (71,630)
                                                                                (7,950)
  Balance, end of year                                                    ------------
                                                                             ($286,348)
                                                                          ============
Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year
  Performance and Restricted Shares forfeited                  (59,425)        ($1,376)
  Purchase of treasury shares                                  (17,719)           (393)
                                                              (140,500)         (2,565)
  Balance, end of year                                    ------------    ------------
                                                              (217,644)        ($4,334)
                                                          ============    ============
Deferred Compensation on Restricted Shares
  Balance, beginning of year
  Performance and Restricted Shares issued,                   (582,910)       ($14,892)
    net of forfeitures
  Vesting of Performance and Restricted Shares                 (31,660)           (730)
                                                                15,143             403
  Balance, end of year                                    ------------    ------------
                                                              (599,427)       ($15,219)
                                                          ============    ============
Subscriptions receivable from employee stock plans
  Balance, beginning of year
  Subscription loans issued                                   (337,111)        ($6,298)
  Subscription loans paid                                       (9,083)           (190)
                                                                28,588             458
  Balance, end of year                                    ------------    ------------
                                                              (317,606)        ($6,030)
                                                          ============    ============
Accumulated other comprehensive income (loss)
  Balance, beginning of year
  Change due to recognizing gain on securities                                      --
  Change in valuation on interest rate swap                                         --
                                                                                    --
  Balance, end of year                                                    ------------
                                                                          $          0
                                                                          ============
Other comprehensive income
  Net income
  Change due to recognizing gain on securities                                      --
  Change in valuation on interest rate swap                                         --
                                                                                    --
  Total other comprehensive income                                        ------------
                                                                          $          0
                                                                          ============

The accompanying notes are an integral part of these consolidated statements.

                                      F4

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year ended December 31,

                                                                      2001         2000          1999
                                                                    ---------    ---------    ---------

                                                                              (In thousands)
OPERATING ACTIVITIES
  Net income                                                        $  68,756    $  60,523    $  48,443
  Items not requiring cash outlays
    Depreciation and amortization                                      59,914       53,259       50,011
    (Gain) loss on sale of real estate                                 (9,185)      (3,681)       7,050
    Other, net                                                          1,041        1,634        2,395
  Changes in assets and liabilities
    (Increase) decrease in accounts receivable                         (5,544)         323       (5,257)
    Increase in prepaid expenses and other
      assets before depreciation and amortization                     (18,305)      (6,834)      (2,183)
    Increase (decrease) in operating accounts payable,
      security deposits and prepaid rent                                4,132        3,342       (1,202)
    Increase (decrease) in accrued expenses                             7,736       (2,420)       2,926
                                                                    ---------    ---------    ---------
  Net cash provided by operating activities                           108,545      106,146      102,183

INVESTING ACTIVITIES
  Acquisition of real estate                                          (61,415)     (23,554)     (25,337)
  Capital expenditures - development                                 (158,048)     (81,023)     (32,589)
  Capital expenditures - other                                        (41,013)     (64,815)     (58,207)
  Repayments (issuance) of mortgage notes receivable, net               3,275          494       (2,341)
  Proceeds from sale of real estate, net of costs                      25,063       47,157       19,161
                                                                    ---------    ---------    ---------
  Net cash used in investing activities                              (232,138)    (121,741)     (99,313)

FINANCING ACTIVITIES
  Borrowing (repayment) of short-term debt, net                       (34,000)      47,400     (100,147)
  Proceeds from mortgage and construction financing, net of costs     145,427      166,383           --
  (Repayment) issuance of senior notes, net of costs                       --     (100,000)     172,193
  Issuance of Series B Preferred shares, net of costs                 130,225           --           --
  Issuance of common shares                                             1,301        3,428        2,243
  Common shares repurchased                                                --      (22,632)      (2,565)
  Payments on mortgages, capital leases and notes payable             (31,550)      (2,169)      (1,151)
  Dividends paid                                                      (80,593)     (77,499)     (76,617)
  (Decrease) increase in minority interest, net                        (1,011)         303       (2,318)
                                                                    ---------    ---------    ---------
  Net cash provided by (used in) financing activities                 129,799       15,214       (8,362)
                                                                    ---------    ---------    ---------

Increase (decrease) in cash                                             6,206         (381)      (5,492)

Cash at beginning of year                                              11,357       11,738       17,230
                                                                    ---------    ---------    ---------
Cash at end of year                                                 $  17,563    $  11,357    $  11,738
                                                                    =========    =========    =========

The accompanying notes are an integral part of these consolidated statements.

                                      F5

Federal Realty Investment Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Federal Realty Investment Trust (the "Trust") is a full-service real estate company, which owns and operates community and neighborhood shopping centers and owns and develops main street retail properties, retail buildings and mixed-use properties located in densely developed urban and suburban areas.

     The Trust operates in a manner intended to enable it to qualify as a real estate investment trust for federal income tax purposes. A trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, no provision for Federal income taxes is required.

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

Revenue Recognition. Leases with tenants are classified as operating leases. Minimum rents are recognized on a straight-line basis over the terms of the related leases net of valuation adjustments based on management's assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based on gross tenant sales, are recognized at the end of the lease year or other period in which tenant sales' thresholds have been reached and the percentage rents are due. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the expenditures occurred.

Real Estate. Land, buildings and real estate under development are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range from three to 25 years on apartment buildings and improvements, and from three to 50 years on retail properties and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements are capitalized and depreciated over the life of the lease or their estimated useful life, respectively. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, "Accounting for Sales of Real Estate", sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Trust has no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale. Upon termination of a lease, undepreciated tenant improvement costs are charged to operations if the assets

                                      F6
are replaced and the asset and the corresponding accumulated depreciation are retired.

     The Trust evaluates the carrying value of its long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In cases where particular assets are being held for sale, impairment is based on whether the fair value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

     In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for the Trust on January 1, 2002). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired, and broadens the presentation of discontinued operations to include more disposal transactions.

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

     Interest costs on developments and major redevelopments are capitalized as part of the development and redevelopment. Capitalization of interest commences when development activities and expenditures begin and end upon completion, i.e. when the asset is ready for its intended use. Generally rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from the completion of major construction activity.

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

Risk Management. Upon adoption of SFAS No. 133 "Accounting for

                                      F7

Derivative Instruments and Hedging Activities" on January 1, 2001, the Trust had no derivatives and thus there was no transition adjustment upon adoption. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to certain risks. The Trust enters into derivative contracts, which qualify as cash flow hedges, in order to manage interest rate risk. Derivatives are not purchased for speculation. During 2001, to hedge its exposure to interest rates on its $125 million term loan, the Trust entered into interest rate swaps, which fixed the LIBOR interest rate on the term loan at 5.27%. The current interest rate on the term loan is LIBOR plus 95 basis points, thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. The Trust is exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A- or above by S&P and AA2 or above by Moody's. Although the Trust's cap is not exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair market value is recorded as a component of other comprehensive income within stockholders' equity and either a derivative instrument asset or liability is recorded on the balance sheet. At December 31, 2001, an unrealized loss of $4,342,000, representing the difference between the current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. Interest expense of approximately $2,217,000 will be reclassified from other comprehensive income into current earnings over the next twelve months to bring the effective interest rate up to 6.22%. There were no open derivative contracts at December 31, 2000 or 1999.

Acquisition, Development and Construction Loan Arrangements. The Trust has made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made the Trust did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. Using guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled "ADC Arrangements" ("the Third Notice"), the Trust evaluates each investment to determine whether the loan arrangement qualifies under the Third Notice as a loan, joint venture or real estate investment and the appropriate accounting thereon; such determination affects the Trust's balance sheet classification of these investments and the recognition of interest income derived therefrom. Generally, the Trust receives additional interest on these loans, however the Trust never receives in excess of 50% of the residual profit in the project (as defined in the Third Notice) and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of

                                      F8
the Trust's loan (or a combination thereof) the loans qualify for loan accounting. The amounts under ADC arrangements at December 31, 2001 and 2000 are $35.6 million and $47.4 million, respectively and interest income recognized thereon was $4.1 million and $5.0 million, respectively.

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

Comprehensive Income. The Trust's interest rate swaps were documented as cash flow hedges and designated as effective at inception of the swap contract, therefore, the unrealized gain or loss upon measuring the swaps at their fair market value is recorded as a component of other comprehensive income within stockholders' equity. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", investments purchased in connection with the Trust's nonqualified deferred compensation plan are classified as available for sale securities and reported at fair value. Unrealized gains or losses on these investments purchased to match the Trust's obligation to the participants is also recorded as a component of other comprehensive income. At December 31, 2001 these investments consisted of mutual funds and are stated at market value.

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

     The following table sets forth the reconciliation between basic and diluted EPS (in thousands, except per share data):

                                      2001      2000        1999
------------------------------------------------------------------
Numerator
---------
Net income available for common
  shareholders - basic                $59,722   $52,573    $40,493
Income attributable to
  operating partnership units           1,384     1,311        831
                                      -------   -------    -------
 Net income available for common
  shareholders - diluted              $61,106   $53,884    $41,324
                                      =======   =======    =======

Denominator
-----------
Denominator for basic EPS-
    weighted average shares            39,164    38,796     39,574
Effect of dilutive securities
  Stock options and awards                197       155        214
  Operating partnership units             905       959        850
                                      -------   -------    -------
Weighted average shares - diluted      40,266    39,910     40,638
                                      =======   =======    =======
Earnings per common share - basic     $  1.52   $  1.36    $  1.02
                                      =======   =======    =======

Earnings per common share - diluted   $  1.52   $  1.35    $  1.02
                                      =======   =======    =======

     Stock options are accounted for in accordance with APB 25, as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

Reclassifications. Certain components of real estate, mortgages and construction loans payable and notes payable on the December 31, 2000 Balance Sheet have been reclassified to assure comparability of all periods presented.

                                      F10

NOTE 1: REAL ESTATE AND ENCUMBRANCES

     A summary of the Trust's properties at December 31, 2001 and 2000 is as follows (in thousands):

                                      Accumulated
                            Cost   depreciation and
2001                                 amortization   Encumbrances
-----------------------------------------------------------------

Retail properties        $1,928,554    $  329,911     $  350,043
Retail properties
  under capital leases      169,072        59,967        100,293
Apartments                    6,678         5,889             --
                         ----------    ----------     ----------
                         $2,104,304    $  395,767     $  450,336
                         ==========    ==========     ==========

2000

Retail properties        $1,633,448    $  276,982     $  218,541
Retail properties
  under capital leases      214,805        68,564        121,611
Apartments                    6,660         5,712             --
                         ----------    ----------     ----------

                         $1,854,913    $  351,258     $  340,152
                         ==========    ==========     ==========

     During 2001 the Trust expended cash of $61.4 million to acquire real estate and an additional $199.1 million to improve, redevelop and develop its existing real estate. Of the $199.1 million spent in 2001 on the Trust's existing real estate portfolio, approximately $158.0 million was invested in the Trust's development projects, primarily the projects in Bethesda, Maryland; San Jose, California; and in Arlington, Virginia. The remaining $41.0 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the office expansion and retenanting of Willow Lawn Shopping Center, the renovation of Brunswick Shopping Center, the redevelopment of retail buildings in San Antonio, Texas and the redevelopment and retenanting of certain of the Trust's California street retail buildings.

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

     On March 1, 2001 the limited partners in two partnerships, owning street retail properties in southern California, exercised their rights under the partnership agreements and put their interests to the Trust for $18.1 million plus additional consideration to be determined upon meeting certain leasing requirements in the future. The Trust paid the initial $18.1 million, $11.4 million in cash at closing, and the $6.7 million

                                      F11
balance in 328,116 common shares issued to the limited partners on June 19, 2001. To date, leasing transactions have resulted in a purchase price adjustment of $188,000; $160,000 of which was paid by the issuance of 7,120 common shares on December 6, 2001 and the remainder paid in cash. The Trust estimates that an additional $1.0 to $1.2 million will be owed to the limited partners upon completion of certain other leasing transactions.

     In connection with the buyout of the minority partner at Santana Row in a transaction being structured as a tax-free exchange the Trust made an equity investment of $2.6 million and a loan of $5.9 million to a partnership which purchased a building for $8.5 million. Upon consummation of the exchange in January 2002, the Trust received the minority interest in Santana Row in exchange for its $2.6 million investment in the building. The $5.9 million loan is due to the Trust on January 12, 2003.

     On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million. The proceeds from the sale were held by a qualified intermediary until the execution of a tax-free exchange for Friendship Center.

     On September 21, 2001 the Trust purchased Friendship Center, a 119,000 square foot street retail property in Washington, D.C. for $33.4 million. The purchase was funded from the proceeds from the sale of Williamsburg Shopping Center and a $17.0 million mortgage loan.

     On December 18, 2001 the Trust sold the street retail property located at 101 E. Oak Street in Chicago, Illinois for $6.1 million resulting in a gain of $1.8 million. The proceeds from the sale are being held by a qualified intermediary for purposes of executing a tax-free property exchange.

     On December 30, 2001 the Trust exchanged its 90% interest in a street retail building in Forest Hills, New York to the minority partner in exchange for the minority partner's 10% interest in three other street retail buildings in Forest Hills, New York resulting in an accounting loss of approximately $500,000.

     The Trust's 120 retail properties at December 31, 2001 are located in 15 states and the District of Columbia. There are approximately 2,100 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.7% of revenue.

     Mortgage notes receivable of $35.6 million are due over various terms from January 2002 to May 2021 and have an average weighted interest rate of 10.0%. Under the terms of certain of these mortgages, the Trust will receive additional interest based upon the gross income of the secured properties and, upon sale of the properties, the Trust will share in the appreciation of the properties.

     Mortgages and construction loans payable and capital lease obligations are due in installments over various terms extending to 2016 and 2060, respectively, with interest rates ranging from 4.1% to 11.25%. Certain of the capital lease obligations require

                                      F12
additional interest payments based upon property performance. The Trust refinanced two maturing mortgages totaling $30.5 million during 2001 by placing new mortgage notes totaling $43.5 million on these properties. In addition the Trust placed new mortgage loans on two properties, Brick Plaza and Friendship Center, totaling $50.0 million. There were no maturing mortgages in 2000 or 1999.

     On April 17, 2001 the Trust closed on a $295 million construction loan for Santana Row in San Jose, California. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options, subject to obtaining certain operating targets. The interest rate will decrease to LIBOR plus 187.5 basis points and then to LIBOR plus
162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. There is no assurance that these targets and hurdles will be met. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. The initial funding of the construction loan took place on August 23, 2001 when the equity and pre-leasing requirements were met. As of December 31, 2001, $62.0 million was borrowed under the loan. No principal payments are due until maturity. The property secures the construction loan facility.

     At December 31, 2001 there was $23.2 million borrowed under the construction loan for the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a floating interest rate of LIBOR plus 120 to 150 basis points, depending on occupancy levels, matures August 29, 2002 with two one-year extension options. No principal payments are due until maturity. The property secures the construction loan facility.

                                      F13

     Scheduled principal payments on mortgage and construction loan indebtedness, assuming the option to extend the Woodmont East construction loan is exercised, as of December 31, 2001 are as follows (in thousands):

Year ending December 31,
2002                                                    $     498
2003                                                       17,709
2004                                                       87,826
2005                                                        2,896
2006                                                        3,227
Thereafter                                                237,887
                                                        ---------
                                                        $ 350,043
                                                        =========

     Future minimum lease payments and their present value for property under capital leases as of December 31, 2001, are as follows (in thousands):

Year ending December 31,
2002                                                    $   9,394
2003                                                        9,324
2004                                                        9,539
2005                                                        9,539
2006                                                        9,539
Thereafter                                                375,012
                                                        ---------
                                                          422,347
Less amount representing interest                        (322,054)
                                                        ---------
Present value                                           $ 100,293
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

     The components of rental income are as follows (in thousands):

                                 Year ended December 31,
                            2001            2000          1999
-----------------------------------------------------------------
Retail and mixed-use properties
   Minimum rents          $223,515         $208,474      $197,299
   Cost reimbursements      47,328           43,056        39,574
   Percentage rent           6,107            6,364         6,277
Apartments - rents           2,985            2,790         2,683
                          --------         --------      --------
                          $279,935         $260,684      $245,833
                          ========         ========      ========


                                      F14

The components of rental expense are as follows (in thousands):

                                  Year ended December 31,
                            2001           2000            1999
---------------------------------------------------------------

Repairs and maintenance   $17,383          $16,590        $15,347
Management fees and costs  11,995            9,831         10,635
Utilities                   8,129            8,096          7,120
Payroll - properties        4,709            4,510          4,440
Ground rent                 3,698            3,190          2,933
Insurance                   3,150            2,900          2,774
Other operating            14,417           11,163         10,428
                          -------          -------        -------
                          $63,481          $56,280        $53,677
                          =======          =======        =======

     Minimum future retail property rentals on noncancelable operating leases, before any reserve for uncollectible amounts, on operating properties as of December 31, 2001 are as follows (in thousands):

Year ending December 31,
2002                                                   $  231,787
2003                                                      221,169
2004                                                      200,241
2005                                                      179,164
2006                                                      153,902
Thereafter                                                898,538
                                                       ----------
                                                       $1,884,801
                                                       ==========

                                      F15

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

                        December 31, 2001       December 31, 2000
(in thousands)           Carrying   Fair         Carrying  Fair
                          Value    Value          Value    Value
                      -------------------      ------------------
Cash & equivalents    $ 17,563   $ 17,563      $ 11,357  $ 11,357
Investments              2,739      2,739         2,356     2,356
Mortgage notes
 receivable             35,607     36,427        47,360    48,039
Mortgages and
 construction loans
 and notes payable     524,886    559,179       427,546   427,937
Convertible
 debentures             75,289     70,696        75,289    71,058
Senior notes           410,000    425,970       410,000   411,934

                                      F16

NOTE 3. NOTES PAYABLE
---------------------

     The Trust's notes payable consist of the following (in thousands):

                                   2001         2000
---------------------------------------------------------------------

Revolving credit facilities     $ 44,000      $ 78,000
Term note with banks             125,000       125,000
Other                              5,843         6,005
                                --------      --------

                                $174,843      $209,005
                                ========      ========

     In December 1997 the Trust obtained a five year syndicated revolving credit facility for $300 million due December 2002. The syndicated facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. In June 2000, the Trust modified certain covenants and extended the maturity date to December 19, 2003. The current borrowing rate on the syndicated credit facility is LIBOR plus 80 basis points.

     In December 1998 the Trust obtained a four year loan of $125 million from five institutional lenders. The loan was originally due December 2002 and was extended to December 19, 2003 along with the syndicated credit facility. The loan requires the payment of certain fees and has the same covenants as the syndicated credit facility. The current borrowing rate on the term loan is LIBOR plus 95 basis points.

     The maximum amount drawn under these facilities during 2001, 2000 and 1999 was $308.5 million, $343.1 million and $330.0 million, respectively. In 2001, 2000 and 1999 the weighted average interest rate on borrowings was 5.6%, 7.2% and 5.9%, respectively, and the average amount outstanding was $269.7 million, $283.2 million and $296.4 million, respectively.

     In connection with the land held for future development in Hillsboro, Oregon, the Trust issued a $3.4 million note which was originally due June 30, 2001. The note has been extended one year to June 30, 2002. The loan bears interest at LIBOR plus 125 basis points. The property secures the loan facility.

NOTE 4. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES
--------------------------------------------------

     In October 1993, the Trust issued $75.0 million of 5 1/4% convertible subordinated debentures, realizing cash proceeds of approximately $73.0 million. The debentures were not registered under the Securities Act of 1933 and were not publicly distributed within the United States. The debentures, which mature in 2003, are convertible into shares of beneficial interest at $36 per share. The debentures are redeemable by the Trust, in whole, at any time after October 28, 1998 at 100% of the principal amount plus accrued

                                      F17
interest

     At December 2001 and 2000 the Trust had outstanding $289,000 of 5 1/4% convertible subordinated debentures due 2002. The debentures which are convertible into shares of beneficial interest at $30.625 were not registered under the Securities Act of 1933 and were not publicly distributed within the United States.

     There are no significant financial covenants on these debentures. The Trust is in compliance with the terms and covenants of these borrowings. No principal is due on these notes prior to maturity.

NOTE 5. SENIOR NOTES AND DEBENTURES
-----------------------------------

     Unsecured senior notes and debentures at December 31, 2001 and 2000 consist of the following (in thousands):

                                              2001       2000
-------------------------------------------------------------

8% Notes due April 21, 2002                 $ 25,000  $ 25,000
6.74% Medium-Term Notes due March 10, 2004    39,500    39,500
6.625% Notes due December 1, 2005             40,000    40,000
6.99% Medium-Term Notes due March 10, 2006    40,500    40,500
6.82% Medium-Term Notes due August 1, 2027,
 redeemable at par by holder August 1, 2007 40,000 40,000 7.48% Debentures due August 15, 2026,
 redeemable at par by holder August 15, 2008  50,000    50,000
8.75% Notes due December 1, 2009             175,000   175,000
                                            --------  --------

                                            $410,000  $410,000
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

     In September 1998 the Trust filed a $500 million shelf registration statement with the Securities and Exchange Commission which allows the issuance of debt securities, preferred shares and common shares. As of December 31, 2001, $190 million is available under the shelf registration.

     The Trust plans to pay-off the 8% Notes due April 21,2002 through borrowings from its syndicated credit facility.

NOTE 6. DIVIDENDS
-----------------

     On November 1, 2001 the Trustees declared a quarterly cash dividend of $.48 per common share, payable January 15, 2002 to common shareholders of record January 2, 2002. For the years ended December 31, 2000 and 1999 $.11 and $.16, of dividends

                                      F18
paid per common share, respectively, represented a return of capital. There was no return of capital in 2001.

     On November 1, 2001 the Trustees declared a quarterly cash dividend of $.49687 per share on its Series A Cumulative Redeemable Preferred Shares, payable on January 31, 2002 to shareholders of record on January 15, 2002.

     On January 2, 2002 the Trustees declared a quarterly cash dividend of $.3778 per share on its Series B Cumulative Redeemable Preferred Shares, payable January 31, 2002 to shareholders of record on January 15, 2002.

     For the year ended December 31, 2000, $.04 of dividends paid per common share and per preferred share represent a capital gain. There were no capital gains in 2001 or 1999.

NOTE 7. COMMITMENTS AND CONTINGENCIES
-------------------------------------

     Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer, because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. Though not quantifiable until the project is completed, the combined damage claim is estimated to be in excess of $40.0 million. The original contractor filed a counterclaim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor. Due to the delay and other costs associated with the change in general contractor the estimated cost of the project is now $92 million, if there is no recovery of damages from the original general contractor. The lawsuit against the original contractor is scheduled for mediation in May 2002, and, should mediation prove unsuccessful, is scheduled to go to trial in October 2002.

     In addition, the Trust is involved in various other lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company, an unaffiliated third party, has the right to require the Trust and the two other minority partners to purchase from half to all of Rockville Plaza Company's 37.5% interest in Congressional Plaza at the interest's then-current fair market value. Based on management's current estimate of fair market value, the Trust's estimated

                                      F19
liability upon exercise of the put option is approximately $27.5 million. In conjunction with a redevelopment currently taking place at the property, the Trust has reached an agreement with Rockville Plaza Company to acquire an additional 7.5% interest in Congressional Plaza in exchange for funding approximately $7 million of Rockville Plaza Company's share of the redevelopment cost. The funding will take place through 2002 and the transaction will be completed in early 2003.

     Under the terms of five other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the limited partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or for two of the partnerships, a limited number of common shares of the Trust at the election of the limited partners. In certain of the partnerships, if the limited partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

     Under the terms of other partnership agreements, the partners may redeem their 904,589 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust.

     As of December 31, 2001 in connection with renovation and development projects, the Trust has contractual obligations of approximately $172 million, including approximately $154 million for Santana Row.

     A subcontractor of the Trust's Santana Row project has entered into a contract with a wood supply company in which a trustee of the Trust owns an indirect 9.7% interest. The contract provides for a payment to the company of approximately $330,000 for wood flooring. The dollar amount of the contract does not represent a material amount of business to the wood supply company. Terms of the contract were negotiated at arms-length.

     The centerpiece of Santana Row is a four-star, 214 room boutique hotel. The Trust has entered into a 99 year ground lease with the hotel requiring minimum rent of $450,000 per annum with rental increases every five years and percentage rent on room, parking and other revenues. The Trust has committed to loan $7.2 million to the hotel. The loan bears interest at rates ranging from 12% to 15% and has a ten year term. During the first five years, interest is payable from cash flow, if available. If cash flow is not sufficient to pay interest, it will accrue and bear interest at the same rate as the initial principal. In addition, the Trust has committed approximately $5.5 million to four restaurant joint ventures at Santana Row in lieu of tenant allowances. The Trust will participate in profits, losses and cash flow in accordance with the terms of each individual venture.

     The Trust is obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows (in thousands):

2002                                                     $  3,909
2003                                                        3,910
2004                                                        3,921
2005                                                        3,930
2006                                                        3,977
Thereafter                                                252,229
                                                         --------
                                                         $271,876
                                                         ========

                                      F20

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

     On November 19, 2001 the Trust issued 5.4 million 8.5% Series B Cumulative Redeemable Preferred Shares at $25 per share in a public offering, realizing cash proceeds of approximately $130.2 million after costs of $4.8 million. The Series B Preferred Shares are not redeemable prior to November 27, 2006. On or after that date, the Preferred Shares may be redeemed, in whole or in part, at the option of the Trust, at a redemption price of $25 per share plus all accrued and unpaid dividends. The redemption price is payable solely out of proceeds from the sale of other capital shares of the Trust. Dividends on the Preferred Shares are payable quarterly in arrears on the last day of January, April, July and October.

     The Trust has a Dividend Reinvestment Plan, whereby shareholders may use their dividends and make optional cash payments to purchase shares. In 2001, 2000 and 1999, 159,234 shares, 153,713 shares and 165,770 shares, respectively, were issued under the Plan.

     In December 1999, the Trustees authorized a share repurchase program for calendar year 2000 of up to an aggregate of 4 million of the Trust's common shares. During 2000 a total of 1,325,900 shares were repurchased, at a cost of $25.2 million. The Trust did not repurchase shares in 2001.

     In 2001 and 2000, 96,657 common shares and 270,809 common

                                      F21
shares, respectively, were awarded to the Trust's Chief Executive Officer and other key employees under various incentive compensation programs designed to directly link a significant portion of their current and long term compensation to the prosperity of the Trust and its shareholders. The shares vest over terms from 3 to 8 years.

     In 1999, 65,660 common shares were awarded, and 5,006 shares were forfeited and retired, to the Trust's Chief Executive Officer and other key employees under various incentive compensation programs. Fifteen thousand shares vested upon award, and the balance vest over terms from 5 to 13 years.

     In January 1994 under the terms of the 1993 Long Term Incentive Plan, an officer of the Trust purchased 40,000 common shares at $25 per share with the assistance of a $1.0 million loan from the Trust. The loan, which has a term of 12 years and a current balance of $500,000, bears interest at 6.24%. Forgiveness of up to 75% of the loan is subject to the future performance of the Trust. One eighth of the loan was forgiven on January 31, 1995 and an additional one sixteenth has been forgiven each January 31 since then as certain performance criteria of the Trust were met.

     In January 1991 the Trustees adopted the Federal Realty Investment Trust Share Purchase Plan. Under the terms of this plan, officers and certain employees of the Trust purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from the Trust. Originally, the Plan called for one sixteenth of the loan to be forgiven each year for eight years, as long as the participant was still employed by the Trust. The loans for all participants, but two, were modified in 1994 to extend the term an additional four years and to tie forgiveness in 1995 and thereafter to certain performance criteria of the Trust. One sixteenth of the loan has been forgiven during each year of the plan. At December 31, 2001 the Trust has outstanding purchase loans to participants of $1.3 million. The purchase loans bear interest at 9.39%. The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans associated with the plan are satisfied and the term has expired, without the consent of the Compensation Committee of the Board of Trustees.

     Tax loans with a balance of $3.1 million in 2001, $2.2 million in 2000 and $1.3 million in 1999 have been made in connection with restricted share grants to the Trust's Chief Executive Officer, President and Chief Investment Officer and in connection with the Share Purchase Plans. The loans, which bear interest ranging from 6.36% to 9.39%, are due over periods ranging from 8 to 13 years from the date of the loan.

     On April 13, 1999, the Shareholder Rights Plan adopted in 1989 expired. On March 11, 1999 the Trust entered into an Amended and Restated Rights Agreement with American Stock Transfer and Trust Company, pursuant to which (i)the expiration date of the Trust's shareholder rights plan was extended for an additional ten years to April 24, 2009, (ii)the beneficial ownership percentage at which a person

                                      F22
becomes an "Acquiring Person" under the plan was reduced from 20% to 15%, and
(iii) certain other amendments were made.

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

     In May 2001 the Trust's shareholders' approved the 2001 Long Term Incentive Plan ("2001 Plan") which authorized an additional 1,750,000 shares for future option and other stock based awards.

     The option price to acquire shares under the 2001 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, the Trust had outstanding from its officers and employees notes for $2.5 million, $2.6 million and $3.6 million at December 31, 2001, 2000 and 1999, respectively. The notes issued under the 1993 Plan bear interest at the lesser of (i) the Trust's borrowing rate on the date of exercise or (ii) the dividend rate on the date of exercise divided by the purchase price of such shares. The notes issued under the previous plans bear interest at the lesser of (i) the Trust's borrowing rate or (ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by the shares and are with recourse. The loans have a term extending to the employee's or officer's retirement date.

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires pro forma information regarding net income and earnings per share as if the Trust accounted for its stock options under the fair value method of that Statement. The fair value for options issued in 2001, 2000 and 1999 has been estimated as $350,000, $549,000 and $434,000, respectively, as of the date of grant, using a binomial model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.9%, 5.2% and 5.4%; volatility factors of the expected market price of the Trust's shares of 20%, 14% and 15%; and a weighted average expected life of the option of 6.9 years,
5.7 years and 6.6 years. The Trust's assumed weighted average dividend yield used to estimate the fair value of the options issued was 9.598% in 2001.

     Because option valuation models require the input of highly subjective assumptions, such as the expected stock price volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

                                      F23

     For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting period. The pro forma information is as follows (in thousands except for earnings per share):

                                      2001      2000     1999
-------------------------------------------------------------

Pro forma net income                 $68,076   $59,445 $46,368
Pro forma earnings per share, basic    $1.51     $1.33    $.97
Pro forma earnings per share, diluted  $1.50     $1.32    $.97

     A summary of the Trust's stock option activity for the years ended December 31, is as follows:

                                   Shares           Weighted
                                    Under           Average
                                   Option       Exercise Price
                                   ------       --------------

January 1, 1999                  3,608,816           $25.00
 Options granted                   720,000            21.12
 Options exercised                 (52,667)           20.73
 Options forfeited                (380,635)           25.29
                                ----------

December 31, 1999                3,895,514            24.31
 Options granted                   737,500            19.75
 Options exercised                 (67,684)           20.50
 Options forfeited                (847,049)           24.27
                                ----------

December 31, 2000                3,718,281            23.46
 Options granted                   417,500            19.80
 Options exercised                 (27,566)           20.81
 Options forfeited                (351,834)           22.88
                                ----------
December 31, 2001                3,756,381            23.12
                                ==========

     At December 31, 2001 and 2000, options for 2.7 million and 2.3 million shares, respectively, were exercisable. The average remaining contractual life of options outstanding at December 31, 2001 and 2000 was 5.8 years and 8.1 years, respectively. The weighted average grant date fair value per option for options granted in 2001 and 2000 was $1.04 and $.72, respectively. The exercise price of options outstanding at December 31, 2001 ranged from $18.00 per share to $27.13 per share.

NOTE 10. SAVINGS AND RETIREMENT PLANS
-------------------------------------

     The Trust has a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees' contributions range, at the discretion of each employee, from 1% to 20% of compensation up to a maximum of $10,500. Under the plan, the Trust, out of its current net income, contributes 50% of each employee's first 5% of contributions. In addition, the Trust may make discretionary contributions within the limits of deductibility set forth by the Code. Employees of the Trust are immediately eligible to

                                     F24
become plan participants. Employees are not eligible to receive matching contributions until their first anniversary of employment. The Trust's expense for the years ended December 31, 2001, 2000 and 1999 was $243,000, $216,000 and $223,000, respectively.

     A nonqualified deferred compensation plan for Trust officers and directors was established in 1994. The plan allows the participants to defer future income until the earlier of age 65 or termination of employment with the Trust. As of December 31, 2001, the Trust is liable to participants for approximately $2.4 million under this plan. Although this is an unfunded plan, the Trust has purchased certain investments with which to match this obligation.

NOTE 11. INTEREST EXPENSE
-------------------------

     The Trust incurred interest expense totaling $87.1 million, $79.7 million and $68.4 million in 2001, 2000 and 1999, respectively, of which $17.8 million, $13.3 million, and $6.9 million respectively, was capitalized. Interest paid was $84.1 million in 2001, $83.1 million in 2000 and $67.0 million in 1999.

NOTE 12. SUBSEQUENT EVENTS
--------------------------

     On January 31, 2002 the Trust received repayment of $1,152,000 of mortgage notes receivable.

     On February 1, 2002, to complete the buyout of the minority partner at Santana Row, the Trust received the minority partner's interest in Santana Row in exchange for a $2.6 million investment in a partnership which had purchased a building. A $5.9 million loan made by the Trust to the partnership as part of the original purchase is due January 12, 2003.

     As has been the practice over the past four years, under a Restricted Share Agreement designed to link his compensation with the prosperity of the shareholders, the Trust's Chief Executive Officer elected to accept stock in lieu of cash for his 2002 salary and 2001 bonus. As a result, in 2002, 28,913 common shares were awarded to the Chief Executive Officer in lieu of his 2002 cash salary and 14,908 shares in lieu of his 2001 bonus.

     Pursuant to the 2001 Incentive Bonus Plan, vice presidents and certain key employees receive part of their 2001 bonus in Federal Realty shares which vest over three years. Consequently, on February 28, 2002, 23,168 shares were awarded under this plan.

     In February 2002, 415,000 options and 30,000 performance shares were granted to certain officers and key employees.

                                     F25

NOTE 13. SUBSEQUENT EVENTS - CHANGE IN BUSINESS PLAN (UNAUDITED)
----------------------------------------------------------------

     On February 28, 2002 the Trust adopted a business plan which returns the Trust's primary focus to its traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores or high volume, value oriented retailers that provide consumer necessities. Concurrent with the adoption of the business plan, the Trust adopted a management succession plan and restructured its management team.

     The Trust will complete Bethesda Row, Pentagon Row and Santana Row, but does not plan any new, large-scale, mixed-use, ground-up development projects. Rather, the Trust will return its focus to community and neighborhood shopping centers. The Trust will seek to acquire income producing centers, may seek opportunities to develop ground-up grocery anchored shopping centers in and around the Metropolitan Washington, D.C., Philadelphia and New York markets and will identify and execute redevelopment opportunities in its existing portfolio.

     Steven J. Guttman, the Trust's Chief Executive Officer and Chairman of the Board, will primarily devote his attention to the completion of Santana Row. Upon Mr. Guttman's planned retirement in March 2003, it is expected that Donald
C. Wood will become Chief Executive Officer with Mr. Guttman remaining as Chairman of the Board. Effective March 1, 2002, the Trust combined functions of its previous Chief Investment Officer and Chief Financial Officer, and appointed Larry E. Finger, to the new executive office of Chief Financial Officer in charge of capital markets, investor relations and financial reporting. With the renewed emphasis on acquisitions, Jeffrey S. Berkes was appointed an executive officer, Senior Vice President - Strategic Transactions.

     As a result of the change in the Trust's business plan, the Trust estimates it will record a charge of $16 million to $18 million in the first quarter of 2002. The charge includes severance and other compensation costs related to the management restructuring as well as charges to write-down the Trust's Tanasbourne and other development projects to fair value since the Trust will hold the Tanasbourne project for sale. The Trust is re-evaluating the most effective way to realize value on these assets on a risk-adjusted return basis.

NOTE 14. SEGMENT INFORMATION
----------------------------

     The Trust operates its portfolio of assets in three geographic operating regions: Northeast, Mid-Atlantic and West.

                                     F26

     A summary of the Trust's operations by geographic region is presented below (in thousands):

                                               North            Mid
                2001                            East          Atlantic          West              Other          Consolidated
------------------------------------------------------------------------------------------------------------------------------
Rental income                                $120,313          $124,765      $ 34,857                 -            $  279,935
Other income                                    5,659             5,715         2,603                 -                13,977
Rental expense                                (23,597)          (28,443)      (11,441)                -               (63,481)
Real estate tax                               (15,863)           (9,951)       (2,958)                -               (28,772)
                                             --------          --------      --------                              ----------
  Net operating income                         86,512            92,086        23,061                                 201,659
Interest income                                     -                 -             -            $6,590                 6,590
Interest expense                                    -                 -             -           (69,313)              (69,313)
Administrative expense                              -                 -             -           (14,281)              (14,281)
Depreciation and Amortization                 (27,576)          (23,921)       (7,383)           (1,034)              (59,914)
                                             --------          --------      --------         ---------            ----------
Income before investors'
  Share of operations and
  Gain on sale of real Estate                $ 58,936          $ 68,165      $ 15,678          ($78,038)           $   64,741
                                             ========          ========      ========         =========            ==========
Capital expenditures                         $ 15,386          $ 87,706      $169,278                 _            $  272,370
                                             ========          ========      ========                              ==========
Real estate assets                           $760,849          $793,566      $549,889                 _            $2,104,304
                                             ========          ========      ========                              ==========

                                               North            Mid
                2000                            East          Atlantic          West              Other          Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Rental income                                $113,078          $114,371      $ 33,235                 -            $  260,684
Other income                                    4,215             3,900         2,950                 -                11,065
Rental expense                                (23,261)          (24,766)       (8,253)                -               (56,280)
Real estate tax                               (14,347)           (9,159)       (3,114)                -               (26,620)
                                             --------          --------      --------                              ----------
  Net operating income                         79,685            84,346        24,818                                 188,849
Interest income                                     -                 -             -            $7,532                 7,532
Interest expense                                    -                 -             -           (66,418)              (66,418)
Administrative expense                              -                 -             -           (13,318)              (13,318)
Depreciation and Amortization                 (25,169)          (21,915)       (5,242)             (933)              (53,259)
                                             --------          --------      --------         ---------            ----------
Income before investors'
  Share of operations and
  Gain on sale of real Estate                $ 54,516          $ 62,431      $ 19,576          ($73,137)           $   63,386
                                             ========          ========      ========         =========            ==========
Capital expenditures                         $ 38,696          $ 60,783      $ 83,205                 _            $  182,684
                                             ========          ========      ========                              ==========
Real estate assets                           $754,048          $720,208      $380,657                 _            $1,854,913
                                             ========          ========      ========                              ==========

                                              North               Mid
                1999                          East             Atlantic          West             Other          Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Rental income                                $102,452          $111,624      $ 31,757                 -            $  245,833
Other income                                    5,672             3,903         1,656                 -                11,231
Rental expense                                (20,702)          (25,096)       (7,879)                -               (53,677)
Real estate tax                               (13,146)           (9,006)       (2,869)                -               (25,021)
                                             --------          --------      --------                              ----------
  Net operating income                         74,276            81,425        22,665                                 178,366
Interest income                                     -                 -             -            $7,649                 7,649
Interest expense                                    -                 -             -           (61,492)              (61,492)
Administrative expense                              -                 -             -           (15,120)              (15,120)
Depreciation and Amortization                 (22,648)          (22,473)       (4,101)             (789)              (50,011)
                                             --------          --------      --------         ---------            ----------
Income before investors'
  Share of operations and
  Loss on sale of real Estate                $ 51,628          $ 58,952      $ 18,564          ($69,752)           $   59,392
                                             ========          ========      ========         =========            ==========
Capital expenditures                         $ 32,547          $ 26,444      $ 62,512                 -            $  121,503
                                             ========          ========      ========                              ==========
Real estate assets                           $715,772          $663,019      $342,668                 -            $1,721,459
                                             ========          ========      ========                              ==========

There are no transactions between geographic areas.

                                     F27

NOTE 15. QUARTERLY DATA (UNAUDITED)
-----------------------------------

     The following summary represents the results of operations for each quarter in 2001 and 2000 (in thousands, except per share data):

                                      First                   Second               Third                 Fourth
                                     Quarter                 Quarter              Quarter               Quarter
-------------------------------------------------------------------------------------------------------------------
2001
Revenue                                    $71,703             $73,398                 $75,524          $79,877
Net income available
for common shares
                                            12,245              20,180 (1)              13,194           14,103 (2)
Earnings per common
share - basic
                                               .32                 .51                     .34              .35
Earnings per common
share - diluted   (4)                          .32                 .51                     .33              .35

                                      First                   Second               Third                 Fourth
                                     Quarter                 Quarter              Quarter               Quarter
-------------------------------------------------------------------------------------------------------------------
2000
Revenue                                    $69,104             $68,806                 $68,581          $72,790
Net income available
for common shares
                                            12,151              16,087 (3)              12,433           11,902
Earnings per common
share - basic
                                               .31                 .42                     .32              .31
Earnings per common
share - diluted
                                               .31                 .41                     .32              .31

(1)Net income includes a $7.9 million gain on sale of real estate ($.20 gain per share - basic and diluted).

(2)Net income includes a net $1.3 million gain on sale of real estate ($.03 gain per share - basic and $.02 gain per share - diluted).

(3)Net income includes a $3.7 million gain on sale of real estate ($.10 gain per share - basic and $.09 gain per share - diluted).

(4)The sum of quarterly earnings per common share - diluted, $1.51 differs from the annual earnings per common share - diluted, $1.52, due to rounding.

                                     F28

            COLUMN A                      COLUMN B          COLUMN C                          COLUMN D
-------------------------------------   -----------      -------------                     ----------------
                                                               Initial cost to company
                                                                                           Cost Capitalized
                                                                         Building and       Subsequent to
Descriptions                            Encumbrance         Land         Improvements        Acquisition
-------------------------------------   -----------   ---------------    ------------      ----------------
ALLWOOD (New Jersey)                    $ 3,523,000   $                   $ 3,920,000           $   344,000
ANDORRA (Pennsylvania)                                     2,432,000       12,346,000             3,645,000
ARIZONA BUILDINGS (2)                                      1,334,000        9,104,000               598,000
BALA CYNWYD (Pennsylvania)                                 3,565,000       14,466,000             6,186,000
BARRACKS ROAD (Virginia)                 44,300,000        4,363,000       16,459,000            18,295,000
BETHESDA ROW (Maryland)                  36,046,000        9,114,000       20,821,000            45,562,000
BLUESTAR (New Jersey)                    26,893,000                        29,922,000             8,963,000
BRICK PLAZA (New Jersey)                 33,000,000                        24,715,000            28,901,000
BRISTOL (Connecticut)                                      3,856,000       15,959,000             1,835,000
BRUNSWICK (New Jersey)                   11,195,000                        12,456,000             8,497,000
CALIFORNIA RETAIL BUILDINGS
   SANTA MONICA (9)                                       22,645,000       12,709,000            34,312,000
   SAN DIEGO (4)                                           3,844,000        1,352,000             6,901,000
   150 POST STREET (San Francisco)                        11,685,000        9,181,000             6,903,000
   OTHER (7)                                              19,496,000       25,752,000             8,787,000
CLIFTON (New Jersey)                      3,277,000                         3,646,000             1,151,000
CONGRESSIONAL PLAZA (Maryland)                             2,793,000        7,424,000            36,839,000
CONNECTICUT RETAIL BUILDINGS (13)                         25,061,000       27,739,000             2,385,000
COURTHOUSE CENTER (Maryland)                               1,750,000        1,869,000               112,000
CROSSROADS (Illinois)                                      4,635,000       11,611,000             5,435,000
DEDHAM PLAZA (Massachusetts)                              12,369,000       12,918,000             2,799,000
EASTGATE (North Carolina)                                  1,608,000        5,775,000             5,311,000
ELLISBURG CIRCLE (New Jersey)                              4,028,000       11,309,000            10,301,000
ESCONDIDO PROMENADE (California)          9,400,000       11,505,000       12,147,000               833,000
FALLS PLAZA (Virginia)                                     1,260,000          735,000             6,159,000
FALLS PLAZA - East (Virginia)                                538,000          535,000             2,277,000
FEASTERVILLE (Pennsylvania)                                1,431,000        1,600,000             8,474,000
FEDERAL PLAZA (Maryland)                 36,304,000       10,216,000       17,895,000            33,366,000
FINLEY SQUARE (Illinois)                                   9,252,000        9,544,000             6,929,000
FLORIDA RETAIL BUILDINGS (2)                               5,206,000        1,631,000                36,000
FLOURTOWN (Pennsylvania)                                   1,345,000        3,943,000             3,337,000
FRESH MEADOWS (New York)                                  24,625,000       25,255,000            14,272,000
FRIENDSHIP CTR (District of Columbia)    17,000,000       12,696,000       20,803,000                 4,000
GAITHERSBURG SQUARE (Maryland)                             7,701,000        5,271,000            10,505,000
GARDEN MARKET (Illinois)                                   2,677,000        4,829,000             2,823,000
GOVERNOR PLAZA (Maryland)                                  2,068,000        4,905,000            10,170,000
GRATIOT PLAZA (Michigan)                                     525,000        1,601,000            14,517,000
GREENLAWN (New York)                                       2,294,000        3,864,000             4,401,000
HAMILTON (New Jersey)                     4,857,000                         5,405,000             2,175,000
HAUPPAUGE (New York)                     16,700,000        8,791,000       15,262,000             2,077,000
HUNTINGTON (New York)                    14,387,000                        16,008,000             6,487,000
IDYLWOOD PLAZA (Virginia)                                  4,308,000       10,026,000               456,000
ILLINOIS RETAIL BUILDINGS (2)                              1,291,000        2,325,000               645,000
KINGS COURT (California)                                                   10,714,000               151,000
LANCASTER (Pennsylvania)                     68,000                         2,103,000             2,588,000
LANGHORNE SQUARE (Pennsylvania)                              720,000        2,974,000            13,768,000
LAUREL (Maryland)                                          7,458,000       22,525,000            15,254,000
LAWRENCE PARK (Pennsylvania)             31,400,000        5,723,000        7,160,000            10,540,000
LEESBURG PLAZA (Virginia)                 9,900,000        8,184,000       10,722,000             1,166,000
LOEHMANN'S PLAZA (Virginia)                                1,237,000       15,096,000             8,605,000

         COLUMN A                                         COLUMN E
---------------------------------     -------------------------------------------------
                                      Gross amount at which carried at close of period

                                                         Building and
Descriptions                              Land          Improvements        Total
---------------------------------     ------------      ------------     -----------
ALLWOOD (New Jersey)                   $                    4,264,000     $ 4,264,000
ANDORRA (Pennsylvania)                    2,432,000        15,991,000      18,423,000
ARIZONA BUILDINGS (2)                     1,334,000         9,702,000      11,036,000
BALA CYNWYD (Pennsylvania)                3,565,000        20,652,000      24,217,000
BARRACKS ROAD (Virginia)                  4,363,000        34,754,000      39,117,000
BETHESDA ROW (Maryland)                   9,127,000        66,370,000      75,497,000
BLUESTAR (New Jersey)                                      38,885,000      38,885,000
BRICK PLAZA (New Jersey)                  3,788,000        49,828,000      53,616,000
BRISTOL (Connecticut)                     3,856,000        17,794,000      21,650,000
BRUNSWICK (New Jersey)                                     20,953,000      20,953,000
CALIFORNIA RETAIL BUILDINGS
   SANTA MONICA (9)                      22,645,000        47,021,000      69,666,000
   SAN DIEGO (4)                          3,844,000         8,253,000      12,097,000
   150 POST STREET (San Francisco)       11,685,000        16,084,000      27,769,000
   OTHER (7)                             19,496,000        34,539,000      54,035,000
CLIFTON (New Jersey)                                        4,797,000       4,797,000
CONGRESSIONAL PLAZA (Maryland)            2,793,000        44,263,000      47,056,000
CONNECTICUT RETAIL BUILDINGS (13)        25,061,000        30,124,000      55,185,000
COURTHOUSE CENTER (Maryland)              1,750,000         1,981,000       3,731,000
CROSSROADS (Illinois)                     4,635,000        17,046,000      21,681,000
DEDHAM PLAZA (Massachusetts)             12,369,000        15,717,000      28,086,000
EASTGATE (North Carolina)                 1,608,000        11,086,000      12,694,000
ELLISBURG CIRCLE (New Jersey)             4,028,000        21,610,000      25,638,000
ESCONDIDO PROMENADE (California)         11,505,000        12,980,000      24,485,000
FALLS PLAZA (Virginia)                    1,260,000         6,894,000       8,154,000
FALLS PLAZA - East (Virginia)               559,000         2,791,000       3,350,000
FEASTERVILLE (Pennsylvania)               1,431,000        10,074,000      11,505,000
FEDERAL PLAZA (Maryland)                 10,216,000        51,261,000      61,477,000
FINLEY SQUARE (Illinois)                  9,252,000        16,473,000      25,725,000
FLORIDA RETAIL BUILDINGS (2)              5,206,000         1,667,000       6,873,000
FLOURTOWN (Pennsylvania)                  1,345,000         7,280,000       8,625,000
FRESH MEADOWS (New York)                 24,625,000        39,527,000      64,152,000
FRIENDSHIP CTR (District of Columbia)    12,696,000        20,807,000      33,503,000
GAITHERSBURG SQUARE (Maryland)            6,012,000        17,465,000      23,477,000
GARDEN MARKET (Illinois)                  2,677,000         7,652,000      10,329,000
GOVERNOR PLAZA (Maryland)                 2,068,000        15,075,000      17,143,000
GRATIOT PLAZA (Michigan)                    525,000        16,118,000      16,643,000
GREENLAWN (New York)                      2,294,000         8,265,000      10,559,000
HAMILTON (New Jersey)                                       7,580,000       7,580,000
HAUPPAUGE (New York)                      8,791,000        17,339,000      26,130,000
HUNTINGTON (New York)                                      22,495,000      22,495,000
IDYLWOOD PLAZA (Virginia)                 4,308,000        10,482,000      14,790,000
ILLINOIS RETAIL BUILDINGS (2)             1,291,000         2,970,000       4,261,000
KINGS COURT (California)                                   10,865,000      10,865,000
LANCASTER (Pennsylvania)                                    4,691,000       4,691,000
LANGHORNE SQUARE (Pennsylvania)             720,000        16,742,000      17,462,000
LAUREL (Maryland)                         7,458,000        37,779,000      45,237,000
LAWRENCE PARK (Pennsylvania)              5,734,000        17,689,000      23,423,000
LEESBURG PLAZA (Virginia)                 8,184,000        11,888,000      20,072,000
LOEHMANN'S PLAZA (Virginia)               1,248,000        23,690,000      24,938,000

          COLUMN A                      COLUMN F            COLUMN G         COLUMN H              COLUMN I
---------------------------------   -----------------     ------------       ----------      ----------------------
                                                                                                 Life on which
                                       Accumulated            Date                           depreciation in latest
                                    Depreciation and           of               Date            income statements
Descriptions                          Amortization        Construction        Acquired            is computed
---------------------------------   -----------------     -------------      ----------       ---------------------
ALLWOOD (New Jersey)                 $   1,653,000             1958            12/12/88             35 years
ANDORRA (Pennsylvania)                   6,809,000             1953            01/12/88             35 years
ARIZONA BUILDINGS (2)                      965,000           1995-1998         05/07/98             35 years
BALA CYNWYD (Pennsylvania)               4,990,000             1955            09/22/93             35 years
BARRACKS ROAD (Virginia)                17,800,000             1958            12/31/85             35 years
BETHESDA ROW (Maryland)                  8,642,000           1945-2000         12/31/93           35 - 50 years
BLUESTAR (New Jersey)                   13,151,000             1959            12/12/88             35 years
BRICK PLAZA (New Jersey)                16,595,000             1958            12/28/89             35 years
BRISTOL (Connecticut)                    3,382,000             1959            9/22/95              35 years
BRUNSWICK (New Jersey)                   6,024,000             1957            12/12/88             35 years
CALIFORNIA RETAIL BUILDINGS
   SANTA MONICA (9)                      4,348,000           1888-2000         1996-2000            35 years
   SAN DIEGO (4)                           467,000           1888-1995         1996-1997            35 years
   150 POST STREET (San Francisco)       1,694,000             1908            10/23/97             35 years
   OTHER (7)                             1,854,000              var            1996-1999            35 years
CLIFTON (New Jersey)                     1,766,000             1959            12/12/88             35 years
CONGRESSIONAL PLAZA (Maryland)          16,099,000             1965            04/01/65             35 years
CONNECTICUT RETAIL BUILDINGS (13)        5,659,000           1900-1991         1994-1996            35 years
COURTHOUSE CENTER (Maryland)               238,000             1975            12/17/97             35 years
CROSSROADS (Illinois)                    4,556,000             1959            07/19/93             35 years
DEDHAM PLAZA (Massachusetts)             3,880,000             1959            12/31/93             35 years
EASTGATE (North Carolina)                5,712,000             1963            12/18/86             35 years
ELLISBURG CIRCLE (New Jersey)            8,657,000             1959            10/16/92             35 years
ESCONDIDO PROMENADE (California)         1,903,000             1987            12/31/96             35 years
FALLS PLAZA (Virginia)                   2,222,000             1962            09/30/67           22 3/4 years
FALLS PLAZA - East (Virginia)            2,574,000             1960            10/05/72             25 years
FEASTERVILLE (Pennsylvania)              4,619,000             1958            07/23/80             20 years
FEDERAL PLAZA (Maryland)                16,489,000             1970            06/29/89             35 years
FINLEY SQUARE (Illinois)                 4,212,000             1974            04/27/95             35 years
FLORIDA RETAIL BUILDINGS (2)               284,000             1920            02/28/96             35 years
FLOURTOWN (Pennsylvania)                 3,262,000             1957            04/25/80             35 years
FRESH MEADOWS (New York)                 4,389,000           1946-1949         12/05/97             35 years
FRIENDSHIP CTR (District of Columbia)      197,000             1998            09/21/01             35 years
GAITHERSBURG SQUARE (Maryland)           5,637,000             1966            04/22/93             35 years
GARDEN MARKET (Illinois)                 1,568,000             1958            07/28/94             35 years
GOVERNOR PLAZA (Maryland)                8,877,000             1963            10/01/85             35 years
GRATIOT PLAZA (Michigan)                 4,138,000             1964            03/29/73           25 3/4 years
GREENLAWN (New York)                       476,000             1975            01/05/00             35 years
HAMILTON (New Jersey)                    3,530,000             1961            12/12/88             35 years
HAUPPAUGE (New York)                     1,636,000             1963            08/06/98             35 years
HUNTINGTON (New York)                    8,995,000             1962            12/12/88             35 years
IDYLWOOD PLAZA (Virginia)                2,408,000             1991            04/15/94             35 years
ILLINOIS RETAIL BUILDINGS (2)              606,000           1900-1927         1995-1997            35 years
KINGS COURT (California)                 1,391,000             1960            08/24/98             26 years
LANCASTER (Pennsylvania)                 3,980,000             1958            04/24/80             22 years
LANGHORNE SQUARE (Pennsylvania)          5,820,000             1966            01/31/85             35 years
LAUREL (Maryland)                       17,396,000             1956            08/15/86             35 years
LAWRENCE PARK (Pennsylvania)            13,635,000             1972            07/23/80             22 years
LEESBURG PLAZA (Virginia)                1,142,000             1967            09/15/98             35 years
LOEHMANN'S PLAZA (Virginia)              2,016,000             1971            07/21/83             35 years

                                    F29

     COLUMN A                             COLUMN B              COLUMN C                         COLUMN D
--------------------------------     -----------------     --------------   ---------------  --------------------
                                                             Initial cost to company
                                                                                               Cost Capitalized
                                                                              Building and       Subsequent to
    Descriptions                        Encumbrance             Land          Improvements        Acquisition
--------------------------------     -----------------     --------------   ---------------  ---------------------
MAGRUDERS (Maryland)                                           4,554,000        4,859,000            588,000
MASSACHUSETTS RETAIL BLDG (1)                                  1,873,000        1,884,000            223,000
MID PIKE PLAZA (Maryland)                   10,243,000                         10,335,000          6,294,000
NEW JERSEY RETAIL BUILDING (1)                                   737,000        1,466,000          1,060,000
NEW YORK RETAIL BUILDINGS (3)                                  5,891,000        6,051,000         12,024,000
NORTHEAST (Pennsylvania)                                       1,152,000       10,596,000          9,434,000
NORTH LAKE COMMONS (Illinois)                                  2,782,000        8,604,000          1,556,000
OLD KEENE MILL (Virginia)                                        638,000          998,000          3,406,000
OLD TOWN CENTER (California)                                   3,420,000        2,765,000         26,660,000
PAN AM SHOPPING CENTER (Virginia)                              8,694,000       12,929,000          2,777,000
PERRING PLAZA (Maryland)                                       2,800,000        6,461,000         14,655,000
PIKE 7 (Virginia)                                              9,709,000       22,799,000            775,000
QUEEN ANNE PLAZA (Massachusetts)                               3,319,000        8,457,000          2,879,000
QUINCE ORCHARD PLAZA (Maryland)                                3,197,000        7,949,000          7,248,000
ROLLINGWOOD APTS. (Maryland)                                     552,000        2,246,000          3,880,000
RUTGERS (New Jersey)                        12,968,000                         14,429,000          1,414,000
SAM'S PARK & SHOP (District of Columbia)                       4,840,000        6,319,000            573,000
SAUGUS (Massachusetts)                                         4,383,000        8,291,000            394,000
SHIRLINGTON (Virginia)                                         9,761,000       14,808,000          6,772,000
TEXAS RETAIL BUILDINGS (9)                     304,000        14,680,000        1,976,000         28,698,000
TOWER (Virginia)                                               7,170,000       10,518,000            180,000
TROY (New Jersey)                                              3,126,000        5,193,000         12,040,000
TYSONS STATION (Virginia)                    6,967,000           388,000          453,000          2,416,000
UPTOWN (Oregon)                                               10,257,000        5,846,000            357,000
WILDWOOD (Maryland)                         27,600,000         9,111,000        1,061,000          5,499,000
WILLOW GROVE (Pennsylvania)                                    1,499,000        6,643,000         17,575,000
WILLOW LAWN (Virginia)                                         3,192,000        7,723,000         50,620,000
WYNNEWOOD (Pennsylvania)                    32,000,000         8,055,000       13,759,000         13,086,000
DEVELOPMENT PROJECTS:
   PENTAGON ROW (Virginia)                                                      2,955,000         73,754,000
   TANASBOURNE (Oregon)                                        8,200,000                           7,705,000
   SANTANA ROW (California)                 62,004,000        41,969,000        1,161,000        186,242,000
                                          ------------      ------------     ------------       ------------
TOTALS                                    $450,336,000      $441,578,000     $735,865,000       $926,861,000
                                          ============      ============     ============       ============


     COLUMN A                                         COLUMN E
-------------------------------    --------------------   --------------  -------------
                                       Gross amount at which carried at close of period
                                                          Building and
    Descriptions                            Land          Improvements       Total
------------------------------     --------------------   --------------  -------------
MAGRUDERS (Maryland)                          4,554,000       5,447,000      10,001,000
MASSACHUSETTS RETAIL BLDG (1)                 1,873,000       2,107,000       3,980,000
MID PIKE PLAZA (Maryland)                                    16,629,000      16,629,000
NEW JERSEY RETAIL BUILDING (1)                  737,000       2,526,000       3,263,000
NEW YORK RETAIL BUILDINGS (3)                 6,140,000      17,826,000      23,966,000
NORTHEAST (Pennsylvania)                      1,153,000      20,029,000      21,182,000
NORTH LAKE COMMONS (Illinois)                 2,782,000      10,160,000      12,942,000
OLD KEENE MILL (Virginia)                       638,000       4,404,000       5,042,000
OLD TOWN CENTER (California)                  3,420,000      29,425,000      32,845,000
PAN AM SHOPPING CENTER (Virginia)             8,694,000      15,706,000      24,400,000
PERRING PLAZA (Maryland)                      2,800,000      21,116,000      23,916,000
PIKE 7 (Virginia)                             9,709,000      23,574,000      33,283,000
QUEEN ANNE PLAZA (Massachusetts)              3,319,000      11,336,000      14,655,000
QUINCE ORCHARD PLAZA (Maryland)               2,928,000      15,466,000      18,394,000
ROLLINGWOOD APTS. (Maryland)                    572,000       6,106,000       6,678,000
RUTGERS (New Jersey)                                         15,843,000      15,843,000
SAM'S PARK & SHOP (District of Columbia)      4,840,000       6,892,000      11,732,000
SAUGUS (Massachusetts)                        4,383,000       8,685,000      13,068,000
SHIRLINGTON (Virginia)                        9,816,000      21,525,000      31,341,000
TEXAS RETAIL BUILDINGS (9)                   14,680,000      30,674,000      45,354,000
TOWER (Virginia)                              7,129,000      10,739,000      17,868,000
TROY (New Jersey)                             3,126,000      17,233,000      20,359,000
TYSONS STATION (Virginia)                       475,000       2,782,000       3,257,000
UPTOWN (Oregon)                              10,257,000       6,203,000      16,460,000
WILDWOOD (Maryland)                           9,111,000       6,560,000      15,671,000
WILLOW GROVE (Pennsylvania)                   1,499,000      24,218,000      25,717,000
WILLOW LAWN (Virginia)                        7,790,000      53,745,000      61,535,000
WYNNEWOOD (Pennsylvania)                      8,055,000      26,845,000      34,900,000
DEVELOPMENT PROJECTS:
   PENTAGON ROW (Virginia)                                   76,709,000      76,709,000
   TANASBOURNE (Oregon)                      15,905,000                      15,905,000
   SANTANA ROW (California)                  41,969,000     187,403,000     229,372,000
                                           ------------  --------------  --------------
TOTALS                                     $456,138,000  $1,648,166,000  $2,104,304,000
                                           ============  ==============  ==============

     COLUMN A                             COLUMN F          COLUMN G     COLUMN H         COLUMN I
-------------------------------      ------------------  -------------  ----------  ---------------------
                                                                                      Life on which
                                         Accumulated         Date                  depreciation in latest
                                      Depreciation and        of           Date     income statements
    Descriptions                        Amortization     Construction    Acquired     is computed
-------------------------------      ------------------  -------------  ----------  ---------------------
MAGRUDERS (Maryland)                        660,000          1955       12/17/97        35 years
MASSACHUSETTS RETAIL BLDG (1)               457,000          1930       09/07/95        35 years
MID PIKE PLAZA (Maryland)                 8,748,000          1963       05/18/82        50 years
NEW JERSEY RETAIL BUILDING (1)              555,000          1940       08/16/95        35 years
NEW YORK RETAIL BUILDINGS (3)             1,288,000      1937 - 1987    12/16/97        35 years
NORTHEAST (Pennsylvania)                  9,960,000          1959       08/30/83        35 years
NORTH LAKE COMMONS (Illinois)             2,268,000          1989       04/27/94        35 years
OLD KEENE MILL (Virginia)                 3,110,000          1968       06/15/76      33 1/3 years
OLD TOWN CENTER (California)              2,755,000      1997 - 1998    10/22/97        35 years
PAN AM SHOPPING CENTER (Virginia)         5,373,000          1979       02/05/93        35 years
PERRING PLAZA (Maryland)                 10,156,000          1963       10/01/85        35 years
PIKE 7 (Virginia)                         3,409,000          1968       03/31/97        35 years
QUEEN ANNE PLAZA (Massachusetts)          3,117,000          1967       12/23/94        35 years
QUINCE ORCHARD PLAZA (Maryland)           5,293,000          1975       04/22/93        35 years
ROLLINGWOOD APTS. (Maryland)              5,889,000          1960       01/15/71        25 years
RUTGERS (New Jersey)                      5,908,000          1973       12/12/88        35 years
SAM'S PARK & SHOP (District of Columbia)  1,390,000          1930       12/01/95        35 years
SAUGUS (Massachusetts)                    1,380,000          1976       10/01/96        35 years
SHIRLINGTON (Virginia)                    3,363,000          1940       12/21/95        35 years
TEXAS RETAIL BUILDINGS (9)                  380,000           var       1998-1999       35 years
TOWER (Virginia)                          1,068,000       1953 - 1960   08/24/98        35 years
TROY (New Jersey)                        10,675,000          1966       07/23/80        22 years
TYSONS STATION (Virginia)                 2,282,000          1954       01/17/78        17 years
UPTOWN (Oregon)                             842,000       1913- 1959    09/26/97        35 years
WILDWOOD (Maryland)                       5,859,000          1958       05/05/69      33 1/3 years
WILLOW GROVE (Pennsylvania)              11,137,000          1953       11/20/84        35 years
WILLOW LAWN (Virginia)                   24,354,000          1957       12/05/83        35 years
WYNNEWOOD (Pennsylvania)                  3,978,000          1948       10/29/96        35 years
DEVELOPMENT PROJECTS:
   PENTAGON ROW (Virginia)                  742,000                     1998
   TANASBOURNE (Oregon)                                                 2000
   SANTANA ROW (California)               1,028,000                     03/05/97
                                       ------------
TOTALS                                 $395,767,000
                                       ============

                                     F30

                          FEDERAL REALTY INVESTMENT TRUST
                                    SCHEDULE III
                     SUMMARY OF REAL ESTATE AND ACCUMULATED
                          DEPRECIATION - CONTINUED
                          Three Years Ended December 31, 2001

                           Reconciliation of Total Cost

Balance, January 1, 1999                                       $1,642,136,000

   Additions during period
      Acquisitions                                                 26,355,000
      Improvements                                                 95,148,000
   Deduction during period - disposition
   of property and miscellaneous retirements and impairments      (42,180,000)
                                                               --------------

Balance, December 31, 1999                                      1,721,459,000

   Additions during period
      Acquisitions                                                 26,794,000
      Improvements                                                156,021,000
   Deduction during period - disposition
   of property and miscellaneous retirements                      (49,361,000)
                                                               --------------

Balance, December 31, 2000                                      1,854,913,000

   Additions during period
      Acquisitions                                                 52,820,000
      Improvements                                                219,549,000
   Deduction during period - disposition
   of property and miscellaneous retirements                      (22,978,000)
                                                               --------------

Balance, December 31, 2001                                     $2,104,304,000
                                                               ==============

   (A) For Federal tax purposes, the aggregate cost basis is approximately $1,898,190,000 as of December 31, 2001.

                                     F31

                          FEDERAL REALTY INVESTMENT TRUST
                                    SCHEDULE III
                     SUMMARY OF REAL ESTATE AND ACCUMULATED
                          DEPRECIATION - CONTINUED
                          Three Years Ended December 31, 2001

                Reconciliation of Accumulated Depreciation and Amortization
                ------------------------------------------------------------

Balance, January 1, 1999                                               $286,053,000
   Additions during period
      Depreciation and amortization expense                              46,133,000
   Deductions during period - disposition of
   property and miscellaneous retirements                               (14,265,000)
                                                                      -------------

Balance, December 31, 1999                                              317,921,000
   Additions during period
      Depreciation and amortization expense                              49,176,000
   Deductions during period - disposition of property,
   miscellaneous retirements and acquisition of minority interest       (15,839,000)
                                                                      -------------

Balance, December 31, 2000                                              351,258,000

   Additions during period
      Depreciation and amortization expense                              55,048,000
   Deductions during period - disposition of property,
   miscellaneous retirements and acquisition of minority interest       (10,539,000)
                                                                      -------------

Balance, December 31, 2001                                             $395,767,000
                                                                      =============

                                     F32

                                        FEDERAL REALTY INVESTMENT TRUST
                                                     SCHEDULE IV
                                            MORTGAGE LOANS ON REAL ESTATE
                                             Year Ended December 31, 2001

         Column A                   Column B                 Column C               Column D                   Column E
-------------------------   -----------------------    -----------------    -------------------------       ---------------
                                                                                 Periodic Payment
Description of Lien              Interest Rate             Maturity Date               Terms                  Prior Liens
-------------------------   -----------------------    -----------------    -------------------------       ---------------

Leasehold mortgage           10%                        December 2003        Interest only                         --
on shopping                                                                  monthly; $10,000,000
center in New Jersey                                                         balloon paYment due
                                                                             at maturity

Mortgages on retail          10%                        January 2002         Interest only monthly;                --
buildings in                                                                 balloon payment due
Pennsylvania                                                                 at maturity

Mortgage on retail           Greater of prime plus      May 2021             Interest only                         --
buildings in Philadelphia    2% or 10%                                       monthly; balloon payment
                                                                             due at maturity

Mortgage on retail           10% plus participation     May 2021             Interest only; balloon                --
buildings in Philadelphia                                                    payment due at maturity

Mortgage on land in          10% plus participation     July 2002            None. Balloon and                     --
Santa Monica, California                                                     accrued interest due at
                                                                             maturity
                                                                                                             -------------

                                                                                                                   --
                                                                                                             =============

         Column A               Column F               Column G
-------------------------     -------------         ----------------
                                                        Carrying
                               Face Amount              Amount of
Description of Lien            of Mortgages           Mortgages (1)
-------------------------     -------------         ----------------
Leasehold mortgage             $10,000,000             $10,000,000  (2)
on shopping
center in New Jersey

Mortgages on retail              1,152,000               1,152,000  (3)
buildings in
Pennsylvania

Mortgage on retail              25,000,000              11,964,000  (4)
buildings in Philadelphia

Mortgage on retail               9,250,000               9,250,000
buildings in Philadelphia

Mortgage on land in              2,569,000               3,241,000
Santa Monica, California      plus accrued
                              interest and
                              development cost
                              -------------         ----------------

                               $47,971,000             $35,607,000
                              =============         ================

1) For Federal tax purposes, the aggregate tax basis is approximately $35,607,000 as of December 31, 2001. No payments are delinquent on these mortgages.
2) This mortgage is extendable for up to 45 years with interest increasing to a maximum of 11%.
3) This mortgage balance was repaid on January 31, 2002.
4) This mortgage is available for up to $25,000,000.

                                      F33

                               FEDERAL REALTY INVESTMENT TRUST
                                          SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE - CONTINUED
                             Three Years Ended December 31, 2001

                              Reconciliation of Carrying Amount
Balance, January 1, 1999                                                          $51,154,000

   Additions during period
     Issuance of loan                                                               2,516,000
   Deductions during period
     Collection of loan                                                              (175,000)
                                                                           --------------------
Balance, December 31, 1999                                                         53,495,000

   Additions during period
     Issuance of loans                                                              5,701,000
   Deductions during period
     Collection and satisfaction of loans                                         (11,836,000)
                                                                           --------------------
Balance, December 31, 2000                                                         47,360,000

   Additions during period
     Issuance of loans                                                                925,000
   Deductions during period
     Collection and satisfaction of loans                                         (12,678,000)
                                                                           --------------------

Balance, December 31, 2001                                                        $35,607,000
                                                                           ====================

                                      F34