Form 10-Q
period 2002-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2002-05-02
CIK 34903

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter Ended: March 31,2002
                      ------------------------------------
                            Commission File No. 1-07533
                            ---------------------------

                         FEDERAL REALTY INVESTMENT TRUST
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                 Maryland                                  52-0782497
      ---------------------------------------------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


           1626 East Jefferson Street, Rockville, Maryland      20852-4041
           ---------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)


                                  (301)998-8100
                                   ------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X  .          No     .
             -----             -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at May 2, 2002
------------------------------                  --------------------------
Common Shares of Beneficial Interest                    40,765,216

This report, including exhibits, contains 39 pages.

                         FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                                 March 31, 2002

                                    I N D E X


PART I.     FINANCIAL INFORMATION                                       PAGE NO.

            Consolidated Balance Sheets
            March 31, 2002 (unaudited) and
            December 31, 2001 (audited)                                        4

            Consolidated Statements of Operations (unaudited)
            Three months ended March 31, 2002 and 2001                         5

            Consolidated Statements
            of Shareholders' Equity (unaudited)
            Three months ended March 31, 2002 and 2001                         6

            Consolidated Statements of Cash Flows (unaudited)
            Three months ended March 31, 2002 and 2001                         7

            Notes to Financial Statements                                   8-14

            Management's Discussion and Analysis of                        15-25
            Financial Condition and Results of Operations

PART II.    OTHER INFORMATION                                              26-28

                         FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                                 March 31, 2002



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

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,         December 31,
                                                                                     2002               2001
                                                                                 (unaudited)

                             ASSETS                                             (in thousands, except share data)
Real estate, at cost
  Operating                                                                        $ 1,770,455      $ 1,782,318
  Development                                                                          356,450          321,986
  Held for sale                                                                         18,141                -
                                                                                   -----------      -----------
                                                                                     2,145,046        2,104,304

  Less accumulated depreciation and amortization                                      (410,295)        (395,767)
                                                                                   -----------      -----------

                                                                                     1,734,751        1,708,537
Other Assets
  Cash                                                                                  17,325           17,563
  Mortgage notes receivable                                                             48,661           35,607
  Accounts and notes receivable                                                         17,095           18,580
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                                50,802           50,739
  Debt issue costs, net of accumulated amortization
    of $5,227 and $4,840, respectively                                                   6,565            6,952
                                                                                   -----------      -----------
                                                                                   $ 1,875,199      $ 1,837,978
                                                                                   ===========      ===========
               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                 $    99,663      $   100,293
  Mortgages and construction loans payable                                             381,338          350,043
  Notes payable                                                                        185,801          174,843
  Accounts payable and accrued expenses                                                 68,093           64,014
  Dividends payable                                                                     22,702           21,664
  Security deposits                                                                      6,234            6,026
  Prepaid rents                                                                          8,938           10,400
Senior notes and debentures                                                            410,000          410,000
5 1/4% Convertible subordinated debentures                                              75,289           75,289
Investors' interest in consolidated assets                                              33,803           33,018

Commitments and contingencies

Shareholders' equity
   Preferred stock, authorized 15,000,000 shares, $.01 par
     7.95% Series A Cumulative Redeemable Preferred Shares, (stated at
       liquidation preference $25 per share), 4,000,000 shares issued in 1997          100,000          100,000
     8.5% Series B Cumulative Redeemable Preferred Shares, (stated at
       liquidation preference $25 per share), 5,400,000 shares issued in 2001          135,000          135,000
  Common shares of beneficial interest, $.01 par, 100,000,000 shares
     authorized, 42,094,708 and 41,524,165 issued, respectively                            421              417
  Additional paid in capital                                                           744,094          730,835
  Accumulated dividends in excess of Trust net income                                 (348,080)        (322,428)
                                                                                   -----------      -----------

                                                                                       631,435          643,824

Less:1,457,328 and 1,452,926 common shares in treasury - at cost, respectively         (28,088)         (27,990)
     Deferred compensation on restricted shares                                        (12,485)         (15,005)
     Notes receivable from employee stock  plans                                        (4,551)          (4,148)
     Accumulated other comprehensive income (loss)                                      (2,973)          (4,293)
                                                                                   -----------      -----------
                                                                                       583,338          592,388
                                                                                   -----------      -----------
                                                                                   $ 1,875,199      $ 1,837,978
                                                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                       (unaudited)
                                                                        Three months ended March 31,
                                                                          2002                2001
                                                                        --------            --------
(In thousands, except per share data)

Revenue
  Rental income                                                         $ 71,575            $ 66,825
  Interest and other income                                                1,261               1,857
  Other property income                                                    3,482               2,709
                                                                        --------            --------

                                                                          76,318              71,391

Expenses
  Rental                                                                  15,622              15,029
  Real estate taxes                                                        7,832               6,600
  Interest                                                                16,640              17,150
  Administrative                                                           2,999               3,133
  Restructuring expenses                                                   8,489                   -
  Depreciation and amortization                                           15,986              14,110
                                                                        --------            --------

                                                                          67,568              56,022
                                                                        --------            --------

Operating income before investors' share
  of operations and discontinued operations                                8,750              15,369

  Investors' share of operations                                            (697)             (1,378)
                                                                        --------            --------

Income before loss on abandoned developments
  held for sale and discontinued operations                                8,053              13,991

Income from operations of discontinued asset                                 263                 242
                                                                        --------            --------

Income before loss on abandoned developments held for sale                 8,316              14,233

Loss on abandoned developments held for sale                              (9,647)                  -
                                                                        --------            --------

              Net (loss) income                                           (1,331)             14,233

Dividends on preferred stock                                              (4,856)             (1,988)
                                                                        --------            --------

              Net (loss) income available for common shareholders        ($6,187)           $ 12,245
                                                                        ========            ========

Earnings per common share, basic
    Income before loss on abandoned developments held for sale
      and discontinued operations                                       $   0.08            $   0.31
    Discontinued operations                                                 0.01                0.01
    Loss on abandoned developments held for sale                           (0.24)                  -
                                                                        --------            --------
                                                                          ($0.15)           $   0.32
                                                                        ========            ========

    Weighted average number of common shares, basic                       39,702              38,822
                                                                        ========            ========

Earnings per common share, diluted
    Income before loss on abandoned developments held for sale
       and discontinued operations                                      $   0.08            $   0.31
    Discontinued operations                                                 0.01                0.01
    Loss on abandoned developments held for sale                           (0.24)                  -
                                                                        --------            --------
                                                                          ($0.15)           $   0.32
                                                                        ========            ========

    Weighted average number of common shares, diluted                     40,942              39,856
                                                                        ========            ========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY


                                                                                   Three months ended March 31,

                                                                      2002                                   2001
                                                        ----------  --------     ---------    ----------  ---------  ---------------
(In thousands, except share data)                         Shares     Amount      Additional     Shares     Amount       Additional
                                                                              Paid-in Capital                        Paid-in Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                            41,524,165  $    417      $730,835    40,910,972   $    410     $723,078
  Exercise of stock options                                437,209         4         8,874             -          -            -
  Shares issued under dividend reinvestment plan            36,345         -           874        39,436          -          773
  Performance and Restricted Shares granted, net
     of Restricted Shares retired                           96,989         -         2,346        95,259          1        1,849
  Accelerated vesting of options and restricted shares           -         -         1,165             -          -            -
                                                        ----------  --------      --------    ----------  ---------     --------

  Balance, end of period                                42,094,708  $    421      $744,094    41,045,667   $    411     $725,700
                                                        ==========  ========      ========    ==========  =========     ========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                       ($322,428)                             ($306,287)
  Net income (loss)                                                   (1,331)                                14,233
  Dividends declared to common shareholders                          (19,465)                               (18,614)
  Dividends declared to preferred shareholders                        (4,856)                                (1,988)
                                                                    --------                              ---------

  Balance, end of period                                           ($348,080)                             ($312,656)
                                                                    ========                              =========

Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year                            (1,452,926) ($27,990)                 (1,441,594)  ($27,753)
  Performance and Restricted Shares forfeited               (4,402)      (98)                       (294)        (5)
                                                        ----------  --------                  ----------  ----------

  Balance, end of period                                (1,457,328) ($28,088)                 (1,441,888)  ($27,758)
                                                        ==========  ========                  ==========  =========

Deferred Compensation on Restricted Shares
  Balance, beginning of year                              (666,656) ($15,005)                   (735,875)  ($17,254)
  Performance and Restricted Shares issued,
    net of forfeitures                                     (73,821)   (1,763)                    (71,869)    (1,392)
  Vesting of Performance and Restricted Shares             186,246     4,283                     106,803      2,554
                                                        ----------  --------                  ----------  ---------

  Balance, end of period                                  (554,231) ($12,485)                   (700,941)  ($16,092)
                                                        ==========  ========                  ==========  =========

Subscriptions receivable from employee stock plans
  Balance, beginning of year                              (218,555)  ($4,148)                   (242,638)   ($4,540)
  Subscription loans issued                                (48,333)   (1,416)                          -          -
  Subscription loans paid                                   53,329     1,013                      19,520        297
                                                        ----------  --------                  ----------  ---------

  Balance, end of period                                  (213,559)  ($4,551)                   (223,118)   ($4,243)
                                                        ==========  ========                  ==========  =========

Accumulated other comprehensive income (loss)
  Balance, beginning of year                                         ($4,293)                                     -
  Change due to recognizing gain on securities                            73                                      -
  Change in valuation on interest rate swap                            1,247                                ($1,079)
                                                                    --------                              ---------

  Balance, end of period                                             ($2,973)                               ($1,079)
                                                                    ========                              =========

Other comprehensive income
  Net (loss) income                                                  ($1,331)                              $ 14,233
  Change due to recognizing gain on securities                            73                                      -
  Change in valuation on interest rate swap                            1,247                                 (1,079)
                                                                    --------                              ---------

  Total other comprehensive (loss) income                               ($11)                              $ 13,154
                                                                    ========                              =========

The accompanying notes are an integral part of these  consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

             (unaudited)

                                                                                Three months ended March 31,

                                                                                   2002                2001
                                                                                ----------          ---------
(In thousands)

OPERATING ACTIVITIES
  Net (loss) income                                                              ($1,331)           $ 14,233
  Items not requiring cash outlays
    Depreciation and amortization, including discontinued operations              16,021              14,144
    Loss on abandoned developments held for sale                                   9,647                   -
    Non-cash portion of restructuring expense                                      5,806                   -
    Other, net                                                                    (2,431)                563
  Changes in assets and liabilities
    (Increase) in accounts receivable                                               (303)               (122)
    (Increase) in prepaid expenses and other
     assets before depreciation and amortization                                  (1,357)             (2,381)
    (Decrease) in operating accounts payable,
     security deposits and prepaid rent                                           (2,247)               (542)
    Increase in accrued expenses                                                   8,031               4,001
                                                                                --------            --------

  Net cash provided by operating activities                                       31,836              29,896

INVESTING ACTIVITIES
  Acquisition of real estate                                                           -             (33,534)
  Capital expenditures  - development                                            (41,937)            (32,978)
  Capital expenditures  - other                                                   (9,445)            (21,452)
  (Issuance) repayments of mortgage notes receivable, net                         (7,566)                675
                                                                                --------            --------

  Net cash used in investing activities                                          (58,948)            (87,289)

FINANCING ACTIVITIES
  Borrowing of short-term debt, net                                               11,000              75,000
  Proceeds from mortgage and construction financing, net of costs                 31,427               2,197
  Issuance of common shares                                                        8,534                 937
  Payments on mortgages, capital leases and notes payable                           (297)               (312)
  Dividends paid                                                                 (22,608)            (19,933)
  (Decrease) in minority interest, net                                            (1,182)               (710)
                                                                                --------            --------

  Net cash provided by financing activities                                       26,874              57,179
                                                                                --------            --------

(Decrease)  in cash                                                                 (238)               (214)

Cash at beginning of period                                                       17,563              11,357
                                                                                --------            --------

Cash at end of period                                                           $ 17,325            $ 11,143
                                                                                ========            ========

The accompanying notes are an integral part of these consolidated statements.

                         Federal Realty Investment Trust

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                                   (unaudited)

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 2001 which contain the accounting policies and other data of Federal Realty Investment Trust (the "Trust").

     The following table sets forth the reconciliation between basic and diluted
EPS:

                                                          Three months ending
                                                                March 31,
Numerator                                                 2002           2001
Net (loss) income available for common
  shareholders - basic                                  ($6,187)       $12,245
(Loss) income attributable to operating
  partnership units                                        (136)           299
                                                        -------        -------
Net (loss) income available for common
   shareholders - diluted                               ($6,323)       $12,544
                                                        =======        =======

Denominator
Denominator for basic EPS-
  weighted average shares                                39,702         38,822
Effect of dilutive securities
  Stock options and awards                                  335            129
  Operating partnership units                               905            905
                                                        -------        -------
Denominator for diluted EPS                              40,942         39,856
                                                        =======        =======

Risk Management. Upon adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, the Trust had no derivatives and thus there was no transition adjustment upon adoption. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the exposure to certain risks. The Trust enters into derivative contracts, which qualify as cash flow hedges, in order to manage interest rate risk. Derivatives are not purchased for speculation. During 2001, to hedge its exposure to interest rates on its $125 million term loan, the Trust entered into interest rate swaps, which fixed the LIBOR interest rate on the term loan at 5.27%. The current interest rate on the term loan is LIBOR plus 95 basis points, thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. The Trust is exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A- or above by S&P and AA2 or above by Moody's. Although the Trust's cap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of other comprehensive income within stockholders' equity and either a derivative instrument asset or liability is recorded on the balance sheet. At March 31, 2002, a cumulative unrealized loss of $3.1 million, representing the difference between the current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. Interest expense of approximately $1.8 million will be reclassified from other comprehensive income into current earnings over the next twelve months to bring the effective interest rate up to 6.22%.

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense and depreciation and amortization expense on the March 31, 2001 Statement of Operations have been reclassified to Income from properties held for sale to assure comparability of all periods presented.

NOTE B - REAL ESTATE ASSETS AND ENCUMBRANCES

     On February 1, 2002, to complete the buyout of the minority partner at Santana Row, the Trust received the minority partner's interest in Santana Row in exchange for a $2.6 million investment in a partnership. A $5.9 million loan made by the Trust to the partnership on January 12, 2001 is due January 12, 2003.

     The Trust made an additional mortgage loan of $1.5 million to an existing borrower with an interest rate of 10.0%. $1.1 million of notes were repaid to the Trust during the first quarter of 2002. In addition, the Trust loaned $7.2 million to the hotel venture at Santana Row. The loan bears interest at rates ranging from 12% to 15% and has a ten year term. During the first five years, interest is payable from cash flow, if available. If cash flow is not sufficient to pay interest in full, the unpaid amount will accrue and bear interest at the same rate as the principal.

NOTE C - MORTGAGES AND CONSTRUCTION LOANS PAYABLE AND NOTES PAYABLE

     At March 31, 2002 there was $55.0 million borrowed under the Trust's syndicated credit facility. The maximum amount drawn during the quarter was $60.0 million. The weighted average interest rate on borrowings for the three months ended March 31, 2002 was 2.6%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At March 31, 2002 the Trust is in compliance with all loan covenants.

     At March 31, 2002 there was $93.1 million borrowed under the construction loan for the Santana Row development in San Jose, California. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options, subject to certain operating and other conditions. The interest rate on the loan will decrease to LIBOR plus 187.5 basis points then to LIBOR plus 162.5 basis points upon achievement of certain leasing, occupancy and net operating income hurdles. There is no assurance that these conditions and hurdles will be met. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. At March 31, 2002 the Trust was in compliance with all loan covenants.

     At March 31, 2002 there was $23.5 million borrowed under the construction loan for the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a current floating interest rate of LIBOR plus 135 basis points, matures August 29, 2002 with two one-year extension options. No principal payments are due until maturity. The property secures the construction loan facility.

NOTE D - SHAREHOLDERS' EQUITY

     In February 2002, options for 415,000 shares at $25.16 per share, fair market value at the date of award, were awarded to certain officers and employees of the Trust. The options vest over three years.

NOTE E - INTEREST EXPENSE

     The Trust incurred interest expense totaling $21.4 million during the first three months of 2002 and $21.3 million during the first three months of 2001 of which $4.8 million and $4.1 million, respectively, was capitalized in connection with development projects. Interest paid was $18.1 million in the first three months of 2002 and $17.2 million in the first three months of 2001.

NOTE F - COMMITMENTS AND CONTINGENCIES

     Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. Though not quantifiable until the project is completed, the combined damage claim is estimated to be approximately $40 million. The original contractor filed a counterclaim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor. Due to the delay and other costs associated with the change in general contractor the estimated cost of the project is now $92 million, if there is no recovery of damages from the original general contractor. The lawsuit against the original contractor is scheduled for mediation in May 2002, and, should mediation prove unsuccessful, is scheduled to go to trial in October 2002.

     In addition, the Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company ("RPC"), an unaffiliated third party, has the right to require the Trust and the two other minority partners to purchase from half to all of RPC's 37.5% interest in Congressional Plaza at the interest's then-current fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27.5 million. In conjunction with a redevelopment currently taking place at the property, the Trust has agreed to acquire an additional 7.5% interest in Congressional Plaza from RPC in exchange for funding approximately $7 million of RPC's share of the redevelopment cost. This funding will take place through 2002 and the transaction will be completed in 2003.

     Under the terms of five other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or for two of the partnerships, a limited number of common shares of the Trust at the election of the other partners. In certain partnerships, if the other partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

     Under the terms of other partnerships, the partners may exchange their 904,589 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust.

     The Trust has committed approximately $5.5 million to four restaurant joint ventures at Santana Row in lieu of tenant allowances. The Trust will participate in profits, losses and cash flow in accordance with the terms of each individual venture. As of March 31, 2002 the Trust has invested approximately $504,000.

NOTE G - COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended March 31 are as follows (in thousands):

                                             2002       2001
                                             ----       ----
Retail properties
 Minimum rents                             $58,333    $53,747
 Cost reimbursements                        10,990     10,422
 Percentage rents                            1,474      1,931
Apartments                                     778        725
                                           -------    -------
                                           $71,575    $66,825
                                           =======    =======

NOTE H - RESTRUCTURING EXPENSE

     On February 28, 2002 the Trust adopted a new business plan which returns the Trust's primary focus to its traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. The Trust will complete Bethesda Row, Pentagon Row and Santana Row but does not plan to develop any new large-scale, mixed-use, ground-up development projects. Rather, the Trust will seek to acquire income producing centers and may seek opportunities to develop ground-up grocery anchored shopping centers, all in and around the metropolitan Washington, D.C., Philadelphia and New York markets, and will identify and execute redevelopment opportunities in its existing portfolio. Concurrent with the adoption of the business plan, the Trust adopted a management succession plan and restructured its management team.

     In connection with this change in business plan the Trust recorded a charge of $18.2 million, which includes a restructuring charge of $8.5 million; $6.9 million of severance and other compensation costs for several senior officers of the Trust related to the management restructuring, as well as the write-off of $1.6 million of the Trust's development costs. Cash payments and non-cash compensation and non-cash writedowns of development costs against this $8.5 million reserve totaled $7.0 million for the three months ended March 31, 2002. An additional component of the restructuring charge is an impairment loss of $9.7 million representing the estimated loss on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Portland, Oregon, thereby adjusting the value of these assets to their estimated fair value. The Trust is marketing these properties, components of the Trust's western region, for sale. The current carrying value of these properties, classified on the Trust's consolidated balance sheet as real estate held for sale, is $8.4 million.

NOTE I - DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

     On April 11, 2002 the Trust sold the street retail property located at 252 Greenwich Avenue in Greenwich, Connecticut for $16.5 million. The carrying amount of this property, classified on the Trust's consolidated balance sheet as Real estate held for sale, is $9.7 million. The net income from this property, reported as income from properties held for sale on the Trust's consolidated statements of operations, was $263,000 and $242,000 for the three months ended March 31, 2002 and 2001, respectively. This property is a component of the Trust's northeast region. The gain from the sale of this asset will be recorded in the second quarter of 2002.

NOTE J - SEGMENT INFORMATION

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

     A summary of the Trust's operations by geographic region is presented below (in thousands):

Three months ended                                             Mid-
    March 31, 2002                      Northeast          Atlantic             West               Other              Total
-----------------------------------------------------------------------------------------------------------------------------
Rental income                            $ 29,724          $ 32,974         $  8,877                             $   71,575
Other income                                1,652             1,322              508                                  3,482
Rental expense                             (5,437)           (7,290)          (2,895)                               (15,622)
Real estate tax                            (4,079)           (2,947)            (806)                                (7,832)
                                         --------          --------         --------                             ----------
  Net operating income                     21,860            24,059            5,684                                 51,603
Interest income                                                                                $   1,261              1,261
Interest expense                                                                                 (16,640)           (16,640)
Administrative expense                                                                            (2,999)            (2,999)
Restructuring expense                                                                             (8,489)            (8,489)
Depreciation and
  amortization                             (7,073)           (6,588)          (2,102)               (223)           (15,986)
                                         --------          --------         --------           ---------         ----------
Income before
  investors' share
  of operations and
  discontinued
  operations                             $ 14,787          $ 17,471         $  3,582            ($27,090)        $    8,750
                                         ========          ========         ========           =========         ==========
Capital expenditures                     $    850          $ 10,222         $ 48,281                             $   59,353
                                         ========          ========         ========                             ==========
Real estate assets                       $761,564          $803,672         $579,810                             $2,145,046
                                         ========          ========         ========                             ==========

Three months ended                                             Mid-
    March 31, 2001                      Northeast          Atlantic             West               Other              Total
-----------------------------------------------------------------------------------------------------------------------------
Rental income                            $ 28,673          $ 30,042         $  8,110                             $   66,825
Other income                                1,040               977              692                                  2,709
Rental expense                             (6,602)           (6,207)          (2,220)                               (15,029)
Real estate tax                            (3,612)           (2,315)            (673)                                (6,600)
                                         --------          --------         --------                             ----------
  Net operating income                     19,499            22,497            5,909                                 47,905
Interest income                                                                                $   1,857              1,857
Interest expense                                                                                 (17,150)           (17,150)
Administrative expense                                                                            (3,133)            (3,133)
Depreciation and
 amortization                              (6,664)           (5,664)          (1,555)               (227)           (14,110)
                                         --------          --------         --------           ---------         ----------
Income before
 investors' share
 of operations                           $ 12,835          $ 16,833         $  4,354            ($18,653)        $   15,369
                                         ========          ========         ========           =========         ==========
Capital expenditures                     $  6,737          $ 15,135         $ 48,926                             $   70,798
                                         ========          ========         ========                             ==========
Real estate assets                       $760,725          $735,267         $429,576                             $1,925,568
                                         ========          ========         ========                             ==========

There are no transactions between geographic areas.

                         FEDERAL REALTY INVESTMENT TRUST
                                    FORM 10-Q

                                 March 31, 2002


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Federal Realty Investment Trust (the "Trust"). The Trust and its representatives may from time to time make written or oral statements that are "forward-looking", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievement's of the Trust to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among others,

..    changes in our business strategy;

..    general economic and business conditions which will affect the credit worthiness of tenants;

..    financing availability and cost;

..    retailing trends and rental rates;

..    risks of real estate development and acquisitions, including the risk that potential acquisitions or development projects may not perform in accordance with expectations;

..    our ability to satisfy the complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules;

..    government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof; and

..    competition with other real estate companies, real estate projects and technology.

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

     Net cash provided by operating activities was $31.8 million in the first quarter of 2002 and $29.9 million in the first quarter of 2001 of which $22.6 million and $19.9 million, respectively, was distributed to shareholders. Contributions from newly acquired, retenanted, redeveloped and developed properties, such as Pentagon Row, as more fully described below, were the primary sources of this increase.

     Net cash used in investing activities was $58.9 million during the first quarter of 2002 and $87.3 million during the first quarter of 2001. There was no real estate acquired in the first quarter of 2002. Cash outlays for real estate in the first quarter of 2001 totaled $33.5 million. During these two periods, the Trust expended an additional $51.4 million and $54.4 million, respectively, in capital improvements to its properties. The Trust invested $8.7 million during the first quarter of 2002 and $553,000 during the first quarter of 2001 in mortgage notes receivable with an average weighted interest rate of 11.7% and 10%, respectively. $1.1 million and $1.2 million of notes receivable were repaid during the first quarter of 2002 and 2001, respectively.

     On February 1, 2002, to complete the buyout of the minority partner at Santana Row, the Trust received the minority partner's interest in Santana Row in exchange for a $2.6 million investment in a partnership. A $5.9 million loan made by the Trust to the partnership on January 12, 2001 is due January 12, 2003.

     Of the $51.4 million spent in the first quarter of 2002 on the Trust's existing real estate portfolio, approximately $41.9 million was invested in development projects in San Jose, California and in Arlington, Virginia. The remaining $9.5 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the Congressional Apartments in Rockville, Maryland, the completion of tenant work at the Trust's

Woodmont East development in Bethesda, Maryland and the redevelopment of retail buildings in San Antonio, Texas.

     Net cash provided by financing activities, before dividend payments, was $49.5 million in the first quarter of 2002 and $77.1 million in the first quarter of 2001. The Trust utilizes its unsecured syndicated line of credit and the Santana Row construction loan to fund capital expenditures. At March 31, 2002 there was $55.0 million borrowed under this syndicated credit facility. The maximum amount drawn during the quarter was $60.0 million. The weighted average interest rate on borrowings for the three months ended March 31, 2002 was 2.6%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth.

     Capital requirements for the remainder of 2002 will depend upon acquisition opportunities, the rate of build-out on the Trust's current developments and the level of improvements and redevelopments on existing properties.

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

Santana Row

     In 2002, the Trust's single largest capital need is anticipated to be the development of Santana Row, a multi-phase mixed-use project being built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel components, creating a community with the feel of an urban district. Phase 1 of the project includes Santana Row, the "1,500 foot long main street" and nine buildings which will contain approximately 538,000 square feet of retail space, 501 residential units, a 214 room hotel and the supporting infrastructure. Eight buildings comprising 440,000 square feet of retail space are expected to be completed during the third and fourth quarters of 2002 with the ninth building being completed twelve to eighteen months later. The Trust estimates the total cost of Phase 1 to be $500 million. As of March 31, 2002, the Trust has incurred costs of $274 million including the purchase of the land; the Trust estimates that it will spend approximately $197 million in the remainder of 2002 and the balance in 2003 to complete the first phase of the project.

     On April 17, 2001, the Trust closed on a $295 million construction loan. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options, subject to certain operating and other conditions. The interest rate on the loan will decrease to LIBOR plus 187.5 basis points then to LIBOR plus 162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. There is no assurance that these conditions and hurdles will be met. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. As of March 31, 2002, $93.1 million was borrowed under the loan.

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

     The Trust has not finalized the cost and scope for future phases of Santana Row and will not do so until the success of Phase 1 and future demand for rental space is determined. However, as Phase 1 utilizes only part of the retail and residential entitlements of the property, and as Phase 1 contains infrastructure for future phases, the Trust expects to identify and execute economically viable additional phases to the project.

CONTINGENCIES

     Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. Though not quantifiable until the project is completed, the combined damage claim is estimated to be approximately $40 million. The original contractor filed a counterclaim against the Trust and the residential developer for damages of $7 million plus interest, attorneys' fees and litigation costs. The Trust believes that the counterclaim is generally without merit and that the outcome of the counterclaim will not have a material adverse effect on its financial condition, results of operations or on the project. Work continues under the direction of the new general contractor. Due to the delay and other costs associated with the change in general contractor the estimated cost of the project is now $92 million, if there is no recovery of damages from the original general contractor. The lawsuit against the original contractor is scheduled for mediation in May 2002, and, should mediation prove unsuccessful, is scheduled to go to trial in October 2002.

     In addition, the Trust is involved in various lawsuits and environmental matters arising in the normal course of business.

Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company ("RPC"), an unaffiliated third party, has the right to require the Trust and the two other minority partners to purchase from half to all of RPC's 37.5% interest in Congressional Plaza at the interest's then-current fair market value. Based on management's current estimate of fair market value, the Trust's estimated liability upon exercise of the put option is approximately $27.5 million. In conjunction with a redevelopment currently taking place at the property, the Trust has agreed to acquire an additional 7.5% interest in Congressional Plaza from RPC in exchange for funding approximately $7 million of RPC's share of the redevelopment cost. This funding will take place through 2002 and the transaction will be completed in 2003.

     Under the terms of five other partnership agreements, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or for two of the partnerships, a limited number of common shares of the Trust at the election of the other partners. In certain partnerships, if the other partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

     Under the terms of other partnerships, the partners may exchange their 904,589 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust.

     The Trust has committed approximately $5.5 million to four restaurant joint ventures at Santana Row in lieu of tenant allowances. The Trust will participate in profits, losses and cash flow in accordance with the terms of each individual venture. As of March 31, 2002 the Trust has invested approximately $504,000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

     The reconciliation of net income to funds from operations for the three months ended March 31 is as follows:

                                             2002          2001
                                             ----          ----
                                               (in thousands)

Net (loss) income available for
   common shareholders                     ($6,187)      $12,245
Depreciation and amortization
   of real estate assets                    14,537        12,866
Amortization of initial direct
   costs of leases                           1,171           969
Loss on abandoned developments held
   for sale                                  9,647             -
(Loss) income attributable to
   operating partnership units                (136)          299
                                           -------       -------
Funds from operations for common
   shareholders                            $19,032       $26,379
                                           =======       =======


Consolidated Results
--------------------

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 7.1% from $66.8 million in the first quarter of 2001 to $71.6 million in the first quarter of 2002. On a same center basis, rental income increased 5.1%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as, increases associated with lease rollovers. Same center basis, in 2002, excludes Williamsburg Shopping Center in Williamsburg, Virginia, 101 E. Oak Street in Chicago, Illinois and 70/10 Austin Street in Forest Hills, New York which were sold in 2001, Friendship Center in Washington, D.C. which was purchased on September 21, 2001, the office building located at 580 Market Street in San Francisco,

California which was exchanged for the minority partner's interest in Santana Row and properties under development in 2001 and 2002, including Pentagon Row in Arlington, Virginia and Santana Row in San Jose, California.

     Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. Other property income increased 28.5% from $2.7 million in 2001 to $3.5 million in 2002 due primarily to increases in lease termination fees of $342,000 and income earned at the Pentagon Row project which began phasing into service in the second quarter of 2001. On a same center basis, other property income increased 19.3%, primarily due to the increased lease termination fees.

     Rental expenses increased 3.9% from $15.0 million in the first quarter of 2001 to $15.6 million in the first quarter of 2002. Expenses for the Pentagon Row project were the major cause of this increase. Rental expense as a percentage of property income, rental income plus other property income, decreased from 21.6% in 2001 to 20.8% in 2002. On a same center basis, rental expenses decreased 4.6% from $14.8 million in 2001 to $14.1 million in 2002, primarily due to decreased snow removal costs in 2002.

     Real estate taxes increased 18.7% from $6.6 million in the first quarter of 2001 to $7.8 million in the first quarter of 2002. On a same center basis, real estate taxes increased 16.2% due primarily to increased taxes on recently redeveloped properties and overall increases in tax assessments.

     Depreciation and amortization expenses increased 13.3% from $14.1 million in the first quarter of 2001 to $16.0 million in the first quarter of 2002 reflecting the impact of recent new development, tenant work and property redevelopments which were placed in service throughout 2001 and the first quarter of 2002.

     During the first quarter of 2002 the Trust incurred interest expense of $21.4 million, of which $4.8 million was capitalized, as compared to 2001's $21.3 million of which $4.1 million was capitalized. The modest increase in interest expense reflects the additional construction debt issued to fund the Trust's capital improvement programs offset by the decrease in interest expense on the Trust's syndicated credit facility, reflecting the pay-down on the credit facility with the proceeds from the November 2001 preferred stock offering, as well as lower interest rates on the Trust's variable rate debt. The ratio of earnings to combined fixed charges and preferred dividends was .98x and 1.29x for the first quarter of 2002 and 2001, respectively. The ratio of earnings to fixed charges was 1.16x and 1.39x during the first quarter of 2002 and 2001, respectively. The ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to combined fixed charges and preferred dividends was 1.32x for the first quarter of 2002 and 1.63x for the first quarter of 2001. Excluding the one-time restructuring charge of $8.5 million in the first quarter of 2002, the Trust's ratio of earnings to combined fixed charges and preferred dividends was 1.25x and 1.29x for the first quarter of 2002 and 2001, respectively. The ratio of earnings to fixed charges was 1.49x and 1.39x during the first quarter of 2002 and 2001, respectively. The ratio of EBITDA to combined fixed charges and preferred dividends was 1.60x for the first quarter of 2002 and 1.63x for the first quarter of 2001.

     Administrative expenses decreased from $3.1 million, or 4.4% of revenue in the first quarter of 2001 to $3.0 million, or 3.9% of revenue in the first quarter of 2002 primarily due to a reimbursement of $360,000 for acquisition costs incurred by the Trust that were written off to expense in a prior period.

     On February 28, 2002 the Trust adopted a new business plan which returns the Trust's primary focus to its traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. The Trust will complete Bethesda Row, Pentagon Row and Santana Row but does not plan to develop any new large-scale, mixed-use, ground-up development projects. Rather, the Trust will seek to acquire income producing centers and may seek opportunities to develop ground-up grocery anchored shopping centers, all in and around the metropolitan Washington, D.C., Philadelphia and New York markets, and will identify and execute redevelopment opportunities in its existing portfolio. Concurrent with the adoption of the business plan, the Trust adopted a management succession plan and restructured its management team.

     In connection with this change in business plan the Trust recorded a charge of $18.2 million, which includes a restructuring charge of $8.5 million; $6.9 million of severance and other compensation costs for several senior officers of the Trust related to the management restructuring, as well as the write-off of $1.6 million of the Trust's development costs. Cash payments and non-cash compensation and non-cash writedowns of development costs against this $8.5 million reserve totaled $7.0 million for the three months ended March 31, 2002. An additional component of the restructuring charge is an impairment loss of $9.7 million representing the estimated loss on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Portland, Oregon, thereby adjusting the value of these assets to their estimated fair value. The Trust is marketing these properties, a component of the Trust's western region, for sale. The current carrying value of these properties, classified on the Trust's consolidated balance sheet as real estate held for sale, is $8.4 million.

     Investors' share of operations represents the minority interest in the income of certain properties. The $700,000 decrease from $1.4 million for the first three months of 2001 to $700,000 for the first three months of 2002 is due to the Trust's 2001 buy-out of nine street retail buildings in southern California and three street retail buildings in Forest Hills, New York, thereby increasing the

Trust's ownership to 100%. In addition, the net loss realized by the Trust in the first quarter of 2002 is reflected in the minority interest allocation to all operating unit holders who are allocated income as if they held shares of the Trust.

     On April 11, 2002 the Trust sold the street retail property located at 252 Greenwich Avenue in Greenwich, Connecticut for $16.5 million. The income from this property, reported as income from properties held for sale, was $263,000 and $242,000 for the three months ended March 31, 2002 and 2001, respectively.

     As a result of the foregoing items, net income before loss on abandoned developments held for sale and discontinued operations decreased from $14.0 million during the first quarter of 2001 to $8.1 million during the first quarter of 2002, while net income decreased from $14.2 million during the first quarter of 2001 to a loss of $1.3 million during the first three months of 2002. Net income available for common shareholders decreased from $12.2 million during the first three months of 2001 to a loss of $6.2 million during the first three months of 2002, as a result of the forgoing items and as a result of an increase of $2.9 million in preferred dividends on the 8.5% preferred shares issued in November 2001.

     Growth in net income and funds from operations during 2002 will continue to be primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on the financial health of the Trust's tenants and on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal, insurance and real estate tax assessments and the general economy. The current weakening of the retail and overall economic environment could adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, however, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space. Growth in the core portfolio, however, will be offset by expenses at Santana Row. Leasing, marketing and pre-opening expenses at Santana Row prior to its scheduled opening in fall 2002 and additional depreciation and interest expense as the project is phased into operations will have a dilutive effect on 2002 earnings.

     Growth in net income is also dependent on the amount of the Trust's leverage and interest rates. The Trust's leverage is increasing as it finances its development projects. In addition, to the extent variable-rate debt is unhedged, the Trust will continue to have exposure to changes in market interest rates. If interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development projects, will be negatively impacted. Net income available for common shareholders' and funds from operations will also be reduced by the November 2001 issuance of the 8.5% Series B Cumulative Redeemable Preferred Shares.

Segment Results
---------------

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):

                        For the three months ended March 31,
                               2002          2001

--------------------------------------------------------------------

Rental income
         Northeast           $29,724       $28,673
         Mid-Atlantic         32,974        30,042
         West                  8,877         8,110
                             -------       -------

               Total         $71,575       $66,825
                             =======       =======


                        For the three months ended March 31,
                               2002          2001
--------------------------------------------------------------------

Net operating income
         Northeast           $21,860       $19,499
         Mid-Atlantic         24,059        22,497
         West                  5,684         5,909
                             -------       -------

                             $51,603       $47,905
                             =======       =======

The Northeast
-------------

     The Northeast region is comprised of fifty-two assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the first quarter of 2002 with 2001, rental income increased 3.7% from $28.7 million in 2001 to $29.7 million in 2002. On a same center basis, excluding 101 E. Oak Street and 70/10 Austin Street which were sold in 2001, rental income increased 4.7% from $28.4 million in 2001 to $29.7 million in 2002, primarily due to increases at recently redeveloped and retenanted shopping centers such as Brunswick, Dedham, Fresh Meadows, Garden Market and Wynnewood.

     Net operating income increased 12.1% from $19.5 million in 2001 to $21.9 million in 2002. On a same center basis, as defined above, net operating income increased 13.3% from $19.3 million in 2001 to

$21.9 million in 2002, primarily due to increases at the recently redeveloped and retenanted shopping centers, as well as, increased lease termination fees of $400,000 and significantly lower common area maintenance costs, specifically snow removal costs.

The Mid-Atlantic
-----------------

     The Mid-Atlantic region is comprised of thirty-two assets, including Pentagon Row, the final phase of which is currently under development, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

     When comparing the first quarter of 2002 with 2001, rental income increased 9.8% from $30.0 million in 2001 to $33.0 million in 2002. On a same center basis, excluding Williamsburg Shopping Center which was sold in 2001, Friendship Center which was purchased in 2001 and Pentagon Row which is being phased into service throughout 2001 and 2002, rental income increased 3.5%, due primarily to successful retenanting at several shopping centers and street retail properties, as well as the increased rental income from the Trust's Woodmont East project in Bethesda, Maryland which was open and occupied for a complete quarter in 2002.

     When comparing the first quarter of 2002 with 2001, net operating income increased 6.9% from $22.5 million in 2001 to $24.1 million in 2002. On the same center basis as defined above net operating income increased 1.1%, with the increased rental income being offset by increased operating expenses and real estate taxes.

The West
--------

     The Western region is comprised of thirty-six assets, including Santana Row, which is currently under development, extending from Texas to the West Coast.

     When comparing the first quarter of 2002 with 2001 on a same center basis, which excludes 580 Market Street which was exchanged for the minority partner's interest in Santana Row and Santana Row, which is currently under development, rental income increased 12.6% from $7.8 million in 2001 to $8.8 million in 2002, due primarily to increases from the recently redeveloped and retenanted properties in the Los Angeles area and in San Francisco, California. On an overall basis, rental income increased 9.5%, from $8.1 million in 2001 to $8.9 million in 2001.

     On a same center basis as defined above, net operating income increased 12.2% from $5.7 million in 2001 to $6.3 million in 2002, due primarily to increases from the recently redeveloped and retenanted properties in the Los Angeles area and San Francisco, California. Overall net operating income decreased 3.8% from $5.9 million in 2001 to $5.7 million in 2002, reflecting the marketing, leasing and start-up costs associated with Santana Row.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

   (A)   Exhibits

     (3)(i) Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 filed with the Commission on May 25, 1999 as an exhibit to the Trust's Current Report on Form 8-K is incorporated herein by reference thereto.

        (ii) Bylaws of the Trust dated May 5, 1999 filed with the Commission on May 25, 1999 as an exhibit to the Trust's Current Report on Form 8-K is incorporated herein by reference thereto.

     (10)(i) Termination agreement between Federal Realty Investment Trust and Cecily A. Ward dated March 1, 2002.

        (ii) Termination agreement between Federal Realty Investment Trust and Nancy J. Herman dated March 29, 2002.

     The following filed with the commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference thereto:

        (iii) Termination Letter dated March 1, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.

        (iv) Consulting Agreement dated March 1, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.

        (v) Full Recourse Secured Promissory Note dated March 14, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.

        (vi) Share Pledge Agreement dated March 14, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.

(B) Reports on Form 8-K

     A Form 8-K, dated December 31, 2001 was filed on February 12, 2002 in response to Item 5.

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


                                        FEDERAL REALTY INVESTMENT TRUST
                                        -------------------------------
                                                               (Registrant)


May 2, 2002                             /s/ Steven J. Guttman
                                        ----------------------
                                        Steven J. Guttman, Chairman of the
                                        Board, Chief Executive Officer and
                                        Trustee (Chief Executive Officer)

May 2, 2002                             /s/ Larry E. Finger
                                        --------------------
                                        Larry E. Finger, Chief Financial Officer
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

Item 6. Exhibits and Reports on Form 8-K

        (B) Exhibits

             (3)(i) Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 filed with the Commission on May 25, 1999 as an exhibit to the Trust's Current Report on Form 8-K is incorporated herein by reference thereto.

                (ii) Bylaws of the Trust dated May 5, 1999 filed with the Commission on May 25, 1999 as an exhibit to the Trust's Current Report on Form 8-K is incorporated herein by reference thereto.

            (10)(i) Termination agreement between Federal Realty Investment Trust and Cecily A. Ward dated March 1, 2002.

                (ii) Termination agreement between Federal Realty Investment Trust and Nancy J. Herman dated March 29, 2002.

        The following filed with the commission as portions of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference thereto:

                (iii) Termination Letter dated March 1, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.

                (iv) Consulting Agreement dated March 1, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.

                (v) Full Recourse Secured Promissory Note dated March 14, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.

                (vi) Share Pledge Agreement dated March 14, 2002 between Federal Realty Investment Trust and Ron D. Kaplan.