Form 10-Q
period 2002-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2002-08-12
CIK 34903

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the Quarter Ended: June 30,2002
                       -----------------------------------
                           Commission File No. 1-07533
                           ---------------------------

                         FEDERAL REALTY INVESTMENT TRUST
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                   Maryland                                  52-0782497
      ---------------------------------------------------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)


           1626 East Jefferson Street, Rockville, Maryland        20852-4041
   --------------------------------------------------------------------------
              (Address of principal executive offices)            (Zip Code)


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

         Yes   X  .          No ____.
             -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at August 5, 2002
------------------------------                     -----------------------------
Common Shares of Beneficial Interest                        43,237,528

This report, including exhibits, contains 102 pages.

                         FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                                  June 30, 2002

                                    I N D E X

PART I.    FINANCIAL INFORMATION                              PAGE NO.

           Consolidated Balance Sheets
           June 30, 2002 (unaudited) and
           December 31, 2001 (audited)                           4

           Consolidated Statements of Operations (unaudited)
           Six months ended June 30, 2002 and 2001               5

           Consolidated Statements of Operations (unaudited)
           Three months ended June 30, 2002 and 2001             6

           Consolidated Statements
           of Shareholders' Equity (unaudited)
           Six months ended June 30, 2002 and 2001               7

           Consolidated Statements of Cash Flows (unaudited)
           Six months ended June 30, 2002 and 2001               8

           Notes to Financial Statements                        9-17

           Management's Discussion and Analysis of             18-37
           Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                   38-40

                         FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                                  June 30, 2002


PART I.   FINANCIAL INFORMATION

               The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles since they do not include all disclosures which might be associated with such statements. In the opinion of management, information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of the Company.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,      December 31,
                                                                                       2002           2001
                                                                                   (unaudited)

                                    ASSETS                                     (in thousands, except share data)
Real estate, at cost
  Operating                                                                        $ 1,843,170     $ 1,782,318
  Development                                                                          337,490         321,986
                                                                                   -----------     -----------
                                                                                     2,180,660       2,104,304

  Less accumulated depreciation and amortization                                      (421,250)       (395,767)
                                                                                   -----------     -----------

                                                                                     1,759,410       1,708,537
Other Assets
  Cash                                                                                  18,723          17,563
  Mortgage notes receivable                                                             48,629          35,607
  Accounts and notes receivable                                                         14,611          15,483
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                                44,229          44,733
  Tax deferred exchange escrows                                                         55,128           6,006
  Debt issue costs, net of accumulated amortization
    of $5,486 and $4,840, respectively                                                   6,175           6,952
                                                                                   -----------     -----------

                                                                                   $ 1,946,905     $ 1,834,881
                                                                                   ===========     ===========



                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                 $   104,513     $   100,293
  Mortgages and construction loans payable                                             419,634         350,043
  Notes payable                                                                        171,374         174,843
  Accounts payable and accrued expenses                                                 68,814          64,014
  Dividends payable                                                                     23,930          21,664
  Security deposits                                                                      6,352           6,026
  Prepaid rents                                                                          8,184          10,400
Senior notes and debentures                                                            385,000         410,000
5 1/4% Convertible subordinated debentures                                              75,000          75,289
Investors' interest in consolidated assets                                              31,045          33,018

Commitments and contingencies

Shareholders' equity
  Preferred stock, authorized 15,000,000 shares, $.01 par
     7.95% Series A Cumulative Redeemable Preferred Shares, (stated at
       liquidation preference $25 per share), 4,000,000 shares issued in 1997          100,000         100,000
     8.5% Series B Cumulative Redeemable Preferred Shares, (stated at
       liquidation preference $25 per share), 5,400,000 shares issued in 2001          135,000         135,000
Common shares of beneficial interest, $.01 par, 100,000,000 shares
       authorized, 44,644,869 and 41,524,165 issued, respectively                          447             417
Additional paid in capital                                                             809,535         730,835
Accumulated dividends in excess of Trust net income                                   (338,292)       (322,428)
                                                                                   -----------     -----------

                                                                                       706,690         643,824

Less:1,457,328 and 1,452,926 common shares in treasury - at cost, respectively         (28,088)        (27,990)
         Deferred compensation on restricted shares                                    (12,434)        (15,005)
         Notes receivable from employee stock  plans                                    (8,587)         (7,245)
         Accumulated other comprehensive income (loss)                                  (4,522)         (4,293)
                                                                                   -----------     -----------

                                                                                       653,059         589,291
                                                                                   -----------     -----------

                                                                                   $ 1,946,905     $ 1,834,881
                                                                                   ===========     ===========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                 (unaudited)
                                                                                 Six months ended June 30,
                                                                                   2002            2001
                                                                                 --------         -------
(In thousands, except per share data)
Revenue
  Rental income                                                                  $ 141,965      $ 132,998
  Interest and other income                                                          2,118          3,597
  Other property income                                                              6,981          5,897
                                                                                 ---------      ---------

                                                                                   151,064        142,492
Expenses
  Rental                                                                            31,817         29,860
  Real estate taxes                                                                 15,187         13,257
  Interest                                                                          31,773         34,680
  Administrative                                                                     6,496          6,455
  Restructuring expenses                                                             8,489              -
  Depreciation and amortization                                                     31,752         28,595
                                                                                 ---------      ---------

                                                                                   125,514        112,847
                                                                                 ---------      ---------
Operating income before investors' share
  of operations and discontinued operations                                         25,550         29,645

  Investors' share of operations                                                    (2,276)        (2,806)
                                                                                 ---------      ---------
Income before gain on sale of real estate net of loss on abandoned
  developments held for sale and discontinued operations                            23,274         26,839

Income from operations of discontinued assets                                        1,276          1,663
                                                                                 ---------      ---------
Income before gain on sale of real estate net of
  loss on abandoned developments held for sale                                      24,550         28,502

Gain on sale of real estate net of loss on abandoned developments held for sale      9,454          7,898
                                                                                 ---------      ---------

              Net income                                                            34,004         36,400

Dividends on preferred stock                                                        (9,712)        (3,975)
                                                                                 ---------      ---------

              Net income available for common shareholders                       $  24,292      $  32,425
                                                                                 =========      =========

Earnings per common share, basic
   Income before gain on sale of real estate net of loss on abandoned
      developments held for sale and discontinued operations                     $    0.34      $    0.59
   Discontinued operations                                                            0.03           0.04
   Gain on sale of real estate net of loss on abandoned developments held
      for sale                                                                        0.23           0.20
                                                                                 ---------      ---------
                                                                                 $    0.60      $    0.83
                                                                                 =========      =========

    Weighted average number of common shares, basic                                 40,286         38,908
                                                                                 =========      =========

Earnings per common share, diluted
   Income before gain on sale of real estate net of loss on abandoned
      developments held for sale and discontinued operations                     $    0.34      $    0.59
   Discontinued operations                                                            0.03           0.04
   Gain on sale of real estate net of loss on abandoned developments held
      for sale                                                                        0.23           0.20
                                                                                 ---------      ---------
                                                                                 $    0.60      $    0.83
                                                                                 =========      =========

   Weighted average number of common shares, diluted                                41,568         39,946
                                                                                 =========       ========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                 (unaudited)
                                                                   Three months ended June 30,
                                                                     2002           2001
                                                                   --------       --------
(In thousands, except per share data)
Revenue
  Rental income                                                    $ 71,466       $ 67,160
  Interest and other income                                             958          1,740
  Other property income                                               3,404          3,193
                                                                   --------       --------

                                                                     75,828         72,093


Expenses
  Rental                                                             16,445         15,002
  Real estate taxes                                                   7,448          6,750
  Interest                                                           15,133         17,530
  Administrative                                                      3,497          3,322
  Depreciation and amortization                                      15,927         14,629
                                                                   --------       --------

                                                                     58,450         57,233
                                                                   --------       --------

Operating income before investors' share
  of operations and discontinued operations                          17,378         14,860

  Investors' share of operations                                     (1,579)        (1,428)
                                                                   --------       --------

Income before gain on sale of real estate
  and discontinued operations                                        15,799         13,432

Income from operations of discontinued assets                           435            837
                                                                   --------       --------

Income before gain on sale of real estate                            16,234         14,269

Gain on sale of real estate                                          19,101          7,898
                                                                   --------       --------

              Net income                                             35,335         22,167

Dividends on preferred stock                                         (4,856)        (1,987)
                                                                   --------       --------

              Net income available for common shareholders         $ 30,479       $ 20,180
                                                                   ========       ========

Earnings per common share, basic
   Income before gain on sale of real estate                       $   0.27       $   0.29
   Discontinued operations                                             0.01           0.02
   Gain on sale of real estate                                         0.47           0.20
                                                                   --------       --------
                                                                   $   0.75       $   0.51
                                                                   ========       ========

    Weighted average number of common shares, basic                  40,798         38,984
                                                                   ========       ========

Earnings per common share, diluted
   Income before gain on sale of real estate                       $   0.27       $   0.29
   Discontinued operations                                             0.01           0.02
   Gain on sale of real estate                                         0.46           0.20
                                                                   --------       --------
                                                                   $   0.74       $   0.51
                                                                   ========       ========

    Weighted average number of common shares, diluted                42,136         40,027
                                                                   ========       ========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                              Six months ended June 30,

                                                                    2002                                    2001
                                                     ----------  ----------     --------     ----------  ----------     --------

(In thousands, except share data)                      Shares      Amount      Additional      Shares      Amount      Additional
                                                                             Paid-in Capital                         Paid-in Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                         41,524,165  $      417     $730,835     40,910,972  $      410     $723,078
  Exercise of stock options                             669,136           6       14,072              -           -            -
  Shares issued to purchase partnership interest              -           -            -        328,116           3        6,759
  Shares issued under dividend reinvestment plan         69,579           1        1,787         81,836           1        1,602
  Performance and Restricted Shares granted, net
        of Restricted Shares retired                     96,989           -        2,346         95,259           1        1,849
  Net proceeds from sale of shares                    2,185,000          22       56,561              -           -            -
  Shares issued to purchase operating partnership
        units                                           100,000           1        2,769              -           -            -
  Accelerated vesting of options and restricted
        shares                                                -           -        1,165              -           -            -
                                                     ----------  ----------     --------     ----------  ----------     --------

  Balance, end of period                             44,644,869  $      447     $809,535     41,416,183  $      415     $733,288
                                                     ==========  ==========     ========     ==========  ==========     ========



Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                      ($322,428)                              ($306,287)
  Net income                                                         34,004                                  36,400
  Dividends declared to common shareholders                         (40,155)                                (37,402)
  Dividends declared to preferred shareholders                       (9,713)                                 (3,975)
                                                                 ----------                              ----------

  Balance, end of period                                          ($338,292)                              ($311,264)
                                                                 ==========                              ==========



Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year                         (1,452,926)   ($27,990)                 (1,441,594)   ($27,753)
  Performance and Restricted Shares forfeited            (4,402)        (98)                       (294)         (5)
                                                     ----------  ----------                  ----------  ----------

  Balance, end of period                             (1,457,328)   ($28,088)                 (1,441,888)   ($27,758)
                                                     ==========  ==========                  ==========  ==========



Deferred Compensation on Restricted Shares
  Balance, beginning of year                           (666,656)   ($15,005)                   (735,875)   ($17,254)
  Performance and Restricted Shares issued,
    net of forfeitures                                  (73,821)     (1,763)                    (71,869)     (1,392)
  Vesting of Performance and Restricted Shares          188,246       4,334                     109,303       2,601
                                                     ----------  ----------                  ----------  ----------

  Balance, end of period                               (552,231)   ($12,434)                   (698,441)   ($16,045)
                                                     ==========  ==========                  ==========  ==========



Subscriptions receivable from employee stock plans
  Balance, beginning of year                           (218,555)    ($7,245)                   (242,638)    ($6,734)
  Subscription and tax loans issued                     (88,469)     (2,612)                          -        (853)
  Subscription loans paid                                63,329       1,270                      19,540         298
                                                     ----------  ----------                  ----------  ----------

  Balance, end of period                               (243,695)    ($8,587)                   (223,098)    ($7,289)
                                                     ==========  ==========                  ==========  ==========



Accumulated other comprehensive income (loss)
  Balance, beginning of year                                        ($4,293)                                      -
  Change due to recognizing gain on securities                           53                                       -
  Change in valuation on interest rate swap                            (282)                                  ($809)
                                                                 ----------                              ----------

  Balance, end of period                                            ($4,522)                                  ($809)
                                                                 ==========                              ==========



Comprehensive income

  Net income                                                     $   34,004                              $   36,400
  Change due to recognizing gain on securities                           53                                       -
  Change in valuation on interest rate swap                            (282)                                   (809)
                                                                 ----------                              ----------

  Total comprehensive income                                     $   33,775                              $   35,591
                                                                 ==========                              ==========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (unaudited)

                                                                               Six months ended June 30,

                                                                                   2002        2001
                                                                                ----------  -----------
(In thousands)

OPERATING ACTIVITIES
  Net income                                                                    $  34,004   $    36,400
  Items not requiring cash outlays
    Depreciation and amortization, including discontinued operations               32,030        28,957
   Gain on sale of real estate                                                    (19,101)       (7,898)
   Loss on abandoned developments held for sale                                     9,647             -
   Non-cash portion of restructuring expense                                        5,806             -
   Other, net                                                                       1,810         1,914
  Changes in assets and liabilities
     Decrease in accounts receivable                                                3,872         1,168
     Increase in prepaid expenses and other
      assets before depreciation and amortization                                  (2,106)       (4,345)
     (Decrease) increase in operating accounts payable,
      security deposits and prepaid rent                                           (2,047)          677
     Increase in accrued expenses                                                     341         1,164
                                                                                ---------   -----------

  Net cash provided by operating activities                                        64,256        58,037


INVESTING ACTIVITIES
  Acquisition of real estate                                                            -       (41,761)
  Capital expenditures  - development                                             (94,554)      (84,411)
  Capital expenditures  - other                                                   (28,920)      (18,241)
  Proceeds from sale of real estate                                                 7,394        16,255
  (Issuance) repayment of mortgage notes receivable, net                           (7,534)        3,477
                                                                                ---------   -----------

  Net cash used in investing activities                                          (123,614)     (124,681)


FINANCING ACTIVITIES
  Borrowing of short-term debt, net                                                     -        80,500
  Proceeds from mortgage and construction financing, net of costs                  69,850        74,480
  Issuance of common shares, net of subscriptions receivable                       67,890          (506)
  Payments on mortgages, capital leases and notes payable                         (29,197)      (27,071)
  Dividends paid                                                                  (46,301)      (39,905)
  (Decrease) in minority interest, net                                             (1,724)         (736)
                                                                                ----------  -----------

  Net cash provided by financing activities                                        60,518        86,762
                                                                                ---------   -----------


Increase in cash                                                                    1,160        20,118

Cash at beginning of period                                                        17,563        11,357
                                                                                ---------   -----------

Cash at end of period                                                           $  18,723   $    31,475
                                                                                =========   ===========

The accompanying notes are an integral part of these consolidated statements.

                         Federal Realty Investment Trust

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (unaudited)

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     Federal Realty Investment Trust is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. The Trust operates its portfolios of properties in three geographic operating regions; Northeast, Mid-Atlantic and West. As of June 30, 2002, the Trust owns or has an interest in 58 community and neighborhood shopping centers comprising over 12 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, the Trust owns 56 urban retail and mixed-use properties comprising over 2 million square feet located in strategic metropolitan markets across the United States and one apartment complex.

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 2001 which contain the accounting policies and other data of Federal Realty Investment Trust (the "Trust").

     The following table sets forth the reconciliation between basic and diluted
EPS:

                                                                   Six months ending              Three months ending
                                                                         June 30,                        June 30,
Numerator                                                        2002             2001             2002          2001
Net income available for common shareholders - basic           $ 24,292         $ 32,425         $ 30,479      $ 20,180
Income attributable to operating partnership units                  514              760              650           461
                                                               --------         --------         --------      --------
Net income available for common shareholders - diluted         $ 24,806         $ 33,185         $ 31,129      $ 20,641
                                                               ========         ========         ========      ========
Denominator
Denominator for basic EPS-
  Weighted average shares                                        40,286           38,908           40,798        38,984
Effect of dilutive securities
  Stock options and awards                                          396              133              469           138
  Operating partnership units                                       886              905              869           905
                                                               --------         --------         --------      --------

Denominator for diluted EPS                                      41,568           39,946           42,136        40,027
                                                               ========         ========         ========      ========

Risk Management. The Trust enters into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", in order to manage interest rate risk. Derivatives are not purchased for speculation. During 2001, to hedge its exposure to interest rates on its $125 million term loan, the Trust entered into interest rate swaps, which fixed the LIBOR interest rate on the term loan at 5.27%. The current interest rate on the term loan is LIBOR plus 95 basis points, thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. The Trust is exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A- or above by S&P and AA2 or above by Moody's. Although the Trust's cap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of other comprehensive income within stockholders' equity and either a derivative instrument asset or liability is recorded on the balance sheet. At June 30, 2002, a cumulative unrealized loss of $4.6 million, representing the difference between the current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. Interest expense of approximately $3.2 million will be reclassified from other comprehensive income into current earnings over the next twelve months to bring the effective interest rate up to 6.22%.

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense and depreciation and amortization expense on the June 30, 2001 Statement of Operations have been reclassified to Income from operations of discontinued assets to assure comparability of all periods presented. In addition, certain components of accounts and notes receivable, tax deferred exchange escrows and notes receivable from employee stock plans on the December 31, 2001 Balance Sheet and the June 30, 2001 Statement of Common Shareholders Equity have been reclassified to assure comparability of all periods presented.

NOTE B - REAL ESTATE ASSETS AND ENCUMBRANCES

     On February 1, 2002, to complete the buyout of the minority partner at Santana Row, the Trust received the minority partner's interest in Santana Row in exchange for a $2.6 million investment in a partnership. A $5.9 million loan made by the Trust to the partnership on January 12, 2001 is due January 12, 2003 and is secured by real property.

     On April 11, 2002 the Trust sold the street retail property located at 252 Greenwich Avenue in Greenwich, Connecticut for $16.5 million resulting in a gain of $7.0 million.

     On April 30, 2002 the Trust sold three street retail properties, two in Westport, Connecticut and one in Westfield, New Jersey, for $19.2 million resulting in a gain of $6.9 million.

     On June 6, 2002 the Trust sold the Uptown Shopping Center located in Portland, Oregon for $20.8 million resulting in a gain of $4.5 million.

     The proceeds from the sales of the four street retail properties and the Uptown Shopping Center are being held in escrow by a qualified intermediary for purposes of executing tax-deferred property exchanges.

     On June 18, 2002 a partnership, in which an entity of the Trust is the general partner, sold the street retail property located at 6410 Hollywood Boulevard in Hollywood, California for $2.3 million resulting in a gain of $700,000. The proceeds from the sale were received by the partnership at closing.

     During the first six months of 2002, the Trust made an additional mortgage loan of $1.5 million to an existing borrower with an interest rate of 10.0%. $1.2 million of notes were repaid to the Trust during the first six months of 2002. In addition, the Trust loaned $7.2 million to the hotel venture at Santana Row. The loan bears interest at rates ranging from 12% to 15% and has a ten year term. During the first five years interest is payable from cash flow, if available. If cash flow is not sufficient to pay interest in full, the unpaid amount will accrue and bear interest at the same rate as the principal. On July 3, 2002 a $10 million loan, which was secured by a shopping center in Paramus, New Jersey, was repaid.

NOTE C - MORTGAGES AND CONSTRUCTION LOANS PAYABLE, NOTES PAYABLE AND OTHER LONG TERM DEBT

     At June 30, 2002 there was $44.0 million borrowed under the Trust's $300 million syndicated credit facility. The maximum amount drawn during the quarter was $100.0 million. The weighted average interest rate on borrowings for the six months ended June 30, 2002 was 2.7%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At June 30, 2002 the Trust was in compliance with all loan covenants.

     On April 22, 2002 the Trust's $25 million, 8% Senior Notes were paid off through borrowings on the Trust's syndicated credit facility. In addition, the Trust's $289,000, 5.25% Convertible Subordinated Debentures were paid off on April 29, 2002 and the $3.4 million note issued in connection with a land purchase in Portland, Oregon was paid off on June 18, 2002.

     At June 30, 2002 there was $130.7 million borrowed under the construction loan for the Santana Row development in San Jose, California. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options, subject to certain operating and other conditions. The interest rate on the loan will decrease to LIBOR plus 187.5 basis points then to LIBOR plus 162.5 basis points upon achievement of certain leasing, occupancy and net operating income hurdles. There is no assurance that these conditions and hurdles will be met. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. At June 30, 2002 the Trust was in compliance with all loan covenants.

     At June 30, 2002 there was $24.3 million borrowed under the construction loan for the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a current floating interest rate of LIBOR plus 120 basis points, matures August 29, 2002 with two one-year extension options. No principal payments are due until maturity. The property secures the construction loan facility.

NOTE D - SHAREHOLDERS' EQUITY

     During the first six months of 2002, options for 427,500 shares at prices ranging from $25.16 to $27.15 per share, fair market value at the dates of award, were awarded to certain officers, employees and Trustees of the Trust. The options vest over periods ranging from six months to three years.

     On June 12, 2002 the Trust issued 2.2 million common shares at $25.98 per share, ($27.35 gross, before a 5% underwriters discount), netting $56.6 million.

NOTE E - INTEREST EXPENSE

     The Trust incurred interest totaling $43.2 million during the first six months of 2002 and $42.7 million during the first six months of 2001 of which $11.4 million and $8.0 million, respectively, was capitalized in connection with development projects. Interest paid was $42.4 million in the first six months of 2002 and $41.2 million in the first six months of 2001.

NOTE F - COMMITMENTS AND CONTINGENCIES

     Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. The original contractor filed a counterclaim against the Trust and the residential developer. On May 9, 2002 the Trust and the residential developer entered into a settlement agreement with the original contractor in which a full settlement, totaling $5 million payable to the Trust and the residential developer, was reached for all claims and counterclaims between the parties involved. On June 7, 2002 the original contractor paid into an escrow account the agreed upon settlement amount. This settlement was distributed, $3 million to the Trust, which offset the Trust's cost of the development, and $2 million to the residential developer, in July 2002.

     In addition, the Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

     The Trust has committed to invest approximately $6.9 million in six restaurant joint ventures in lieu of tenant allowances. The Trust will participate in profits, losses and cash flow in accordance with the terms of each individual venture. As of June 30, 2002 the Trust has invested approximately $2 million; $700,000 of which has been capitalized and $1.3 million of which has been expensed in the second quarter of 2002 to reflect the Trust's estimate of the permanent impairment of its investment in two of these ventures due principally to declining economic conditions.

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

     Under the terms of various other partnerships, which own shopping center properties with a cost of approximately $71 million, the partners may exchange their 796,773 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust. During the second quarter of 2002 the Trust issued 100,000 common shares of the Trust valued at $2.8 million in exchange for 100,000 operating units and cash of $205,000 in exchange for an additional 7,816 operating units.

     Under the terms of four other partnership agreements, which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or, for two of the partnerships, a limited number of common shares of the Trust at the election of the other partners. In certain partnerships, if the other partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

NOTE G - COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended June 30 are as follows (in thousands):

                                         Six months           Three months
                                      2002        2001       2002       2001
                                      ----        ----       ----       ----
Retail Properties
   Minimum rents                  $115,410    $106,644    $57,936    $53,679
   Cost reimbursements              22,193      21,809     11,385     11,543
   Percentage rents                  2,797       3,084      1,358      1,202
Apartments                           1,565       1,461        787        736
                                  --------    --------    -------    -------

                                  $141,965    $132,998    $71,466    $67,160
                                  ========    ========    =======    =======

NOTE H - RESTRUCTURING EXPENSE

     On February 28, 2002 the Trust adopted a new business plan which returns the Trust's primary focus to its traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. The Trust will complete Bethesda Row, Pentagon Row and Santana Row but does not plan to develop any new large-scale, mixed-use, ground-up development projects. Rather, the Trust will seek to acquire income producing centers and may seek opportunities to develop ground-up grocery anchored shopping centers, all in and around the Trust's existing markets, and will identify and execute redevelopment opportunities in its existing portfolio. Concurrent with the adoption of the business plan, the Trust adopted a management succession plan and restructured its management team.

     In connection with this change in business plan the Trust recorded a charge of $18.2 million. This charge includes a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several senior officers of the Trust related to the management restructuring, as well as the write-off of $1.6 million of the Trust's development costs. Charges against the reserve totaled $8.3 million for the six months of 2002 resulting in a remaining reserve balance of $200,000 at June 30, 2002 which is expected to be utilized in the third quarter of 2002. An additional component of the restructuring charge is an impairment loss of $9.7 million representing the estimated loss on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Portland, Oregon, thereby adjusting the value of these assets to their estimated fair value. The Trust is marketing these properties, components of the Trust's western region, for sale. The current carrying value of these properties, classified on the Trust's consolidated balance sheet as real estate under development, is $8.4 million.

NOTE I - DISCONTINUED OPERATIONS

     During the second quarter of 2002 the Trust sold six properties for a combined gain of $19.1 million. The net income from these properties, reported as income from operations of discontinued assets in accordance with Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was $1.3 million and $1.7 million for the six months ended June 30, 2002 and 2001, respectively. Four of these properties were components of the Trust's northeast region and two were components of the Trust's western region.

NOTE J - SEGMENT INFORMATION

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

     A summary of the Trust's operations by geographic region is presented below (in thousands):

Six months ended                                             Mid-
    June 30, 2002                         Northeast      Atlantic           West           Other          Total
-----------------------------------------------------------------------------------------------------------------
Rental income                             $  58,981     $  66,213        $  16,771                     $  141,965
Other income                                  2,712         3,180            1,089                          6,981
Interest income -
  mortgage notes                              1,910             -              928                          2,838
Rental expense                              (10,963)      (14,630)          (6,224)                       (31,817)
Real estate tax                              (7,875)       (5,804)          (1,508)                       (15,187)
                                          ---------     ---------        ---------                     ----------
  Net operating income                       44,765        48,959           11,056                        104,780

Interest and other income (expense)                                                    $     (720)           (720)
Interest expense                                                                          (31,773)        (31,773)
Administrative expense                                                                     (6,496)         (6,496)
Restructuring expense                                                                      (8,489)         (8,489)
Depreciation and
  Amortization                              (13,930)      (13,352)          (4,050)          (420)        (31,752)
                                          ---------     ---------        ---------     ----------      ----------

Income before
  investors' share of operations and
  discontinued operations                 $  30,835     $  35,607        $   7,006       ($47,898)     $   25,550
                                          =========     =========        =========     ==========      ==========
Capital expenditures                      $   7,035     $  18,747        $ 111,472                     $  137,254
                                          =========     =========        =========                     ==========
Real estate assets                        $ 744,406     $ 812,217        $ 624,037                     $2,180,660
                                          =========     =========        =========                     ==========

Six months ended                                             Mid-
    June 30, 2001                         Northeast      Atlantic           West           Other          Total
-----------------------------------------------------------------------------------------------------------------
Rental income                             $  56,991     $  60,383        $  15,624                     $  132,998
Other income                                  2,198         2,641            1,058                          5,897
Interest income -
  mortgage notes                              2,100             -              506                          2,606
Rental expense                              (12,367)      (12,504)          (4,989)                       (29,860)
Real estate tax                              (7,423)       (4,608)          (1,226)                       (13,257)
                                          ---------     ---------        ---------                     ----------
  Net operating income                       41,499        45,912           10,973                         98,384
Interest and other income                                                              $      991             991
Interest expense                                                                          (34,680)        (34,680)
Administrative expense                                                                     (6,455)         (6,455)
Depreciation and
 Amortization                               (13,361)      (11,682)          (3,112)          (440)        (28,595)
                                          ---------     ---------        ---------     ----------      ----------
Income before
  investors' share of operations and
  discontinued operations                 $  28,138     $  34,230        $   7,861       ($40,584)     $   29,645
                                          =========     =========        =========     ==========      ==========
Capital expenditures                      $   9,106     $  31,084        $  99,913                     $  140,103
                                          =========     =========        =========                     ==========
Real estate assets                        $ 762,885     $ 737,554        $ 480,563                     $1,981,002
                                          =========     =========        =========                     ==========

Three months ended                                             Mid-
    June 30, 2002                         Northeast        Atlantic         West             Other            Total
----------------------------------------------------------------------------------------------------------------------
Rental income                             $  29,697     $  33,239         $   8,530                         $   71,466
Other income                                  1,063         1,857               484                              3,404
Interest income -
  mortgage notes                              1,028             -               849                              1,877
Rental expense                               (5,544)       (7,340)           (3,561)                           (16,445)
Real estate tax                              (3,838)       (2,856)             (754)                            (7,448)
                                          ---------     ---------         ---------                         ----------
  Net operating income                       22,406        24,900             5,548                             52,854
Interest and other income (expense)                                                       $    (919)              (919)
Interest expense                                                                            (15,133)           (15,133)
Administrative expense                                                                       (3,497)            (3,497)
Depreciation and
  Amortization                               (6,937)       (6,764)           (2,029)           (197)           (15,927)
                                          ---------     ---------         ---------       ---------         ----------

Income before
  investors' share
  of operations and
  discontinued operations                 $  15,469     $  18,136         $   3,519        ($19,746)        $   17,378
                                          =========     =========         =========       =========         ==========
Capital expenditures                      $   6,185     $   8,525         $  63,191                         $   77,901
                                          =========     =========         =========                         ==========
Real estate assets                        $ 744,406     $ 812,217         $ 624,037                         $2,180,660
                                          =========     =========         =========                         ==========

Three months ended                                             Mid-
    June 30, 2001                         Northeast        Atlantic         West             Other            Total
----------------------------------------------------------------------------------------------------------------------
Rental income                             $  28,729     $  30,341         $   8,090                         $   67,160
Other income                                  1,160         1,664               369                              3,193
Interest income -
  mortgage notes                                907             -               345                              1,252
Rental expense                               (5,779)       (6,297)           (2,926)                           (15,002)
Real estate tax                              (3,851)       (2,292)             (607)                            (6,750)
                                          ---------     ---------         ---------                         ----------
  Net operating income                       21,166        23,416             5,271                             49,853
Interest and other income                                                                 $     488                488
Interest expense                                                                            (17,530)           (17,530)
Administrative expense                                                                       (3,322)            (3,322)
Depreciation and
 Amortization                                (6,776)       (6,019)           (1,621)           (213)           (14,629)
                                          ---------     ---------         ---------       ---------         ----------
Income before
  investors' share
  of operations and
  discontinued operations                 $  14,390     $  17,397         $   3,650        ($20,577)        $   14,860
                                          =========     =========         =========       =========         ==========
Capital expenditures                      $   2,369     $  15,949         $  50,987                         $   69,305
                                          =========     =========         =========                         ==========
Real estate assets                        $ 762,885     $ 737,554         $ 480,563                         $1,981,002
                                          =========     =========         =========                         ==========


There are no transactions between geographic areas.

                         FEDERAL REALTY INVESTMENT TRUST
                                    FORM 10-Q

                                  June 30, 2002


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Federal Realty Investment Trust (the "Trust"). The Trust and its representatives may from time to time make written or oral statements that are "forward-looking", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Trust to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among others,

   . changes in our business strategy;
   . general economic and business conditions which will affect the credit worthiness of tenants;
   . financing availability and cost;
   . retailing trends and rental rates;
   . risks of real estate development and acquisitions, including the risk that potential acquisitions or development projects may not perform in accordance with expectations;
   . our ability to satisfy the rules to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules;
   . government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof; and
   . competition with other real estate companies, real estate projects and technology.

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

LIQUIDITY AND CAPITAL RESOURCES

     Federal Realty meets its liquidity requirements through net cash provided by operating activities, along with debt and equity funding alternatives available to it. A significant portion of cash provided by operating activities is distributed to common and preferred shareholders in the form of dividends. Accordingly, substantial capital outlays for property acquisitions, major renovation and development projects and balloon debt repayments generally require debt or equity funding. Proceeds from the sale of selected assets provides an additional source of capital. From 1998 until November 2001, the Trust relied primarily on debt to fund these capital needs, and accordingly, debt as a percentage of total capitalization steadily increased over that period. In November 2001 the Trust issued $135 million of preferred stock and in June 2002 the Trust issued 2.2 million common shares at $25.98 per share, ($27.35 gross, before a 5% underwriters discount), netting $56.6 million and debt as a percentage of total capitalization has therefore decreased. In the future, the Trust will look to common, preferred and joint-venture equity in addition to debt and property dispositions to fund capital needs.

     Net cash provided by operating activities was $64.3 million in the first half of 2002 and $58.0 million in the first half of 2001 of which $46.3 million and $39.9 million, respectively, was distributed to shareholders. As more fully described below, contributions from newly acquired, retenanted, redeveloped and development properties, such as Pentagon Row, were the primary sources of this increase.

     Net cash used in investing activities was $123.6 million during the first half of 2002 and $124.7 million during the first half of 2001. No real estate was acquired in the first half of 2002. Cash outlays to acquire real estate in the first half of 2001 totaled $41.8 million. During these two periods, the Trust expended an additional $123.5 million and $102.7 million, respectively, in capital improvements to its properties. The Trust invested $8.7 million during the first half of 2002 and $723,000 during the first half of 2001 in mortgage notes receivable with an average weighted interest rate of 11.7% and 10%, respectively. $1.2 million and $4.2 million of notes receivable were repaid during the first half of 2002 and 2001, respectively.

     On February 1, 2002, to complete the buyout of the minority partner at Santana Row, the Trust received the minority partner's interest in Santana Row in exchange for a $2.6 million investment in a partnership. A $5.9 million loan made by the Trust to the partnership on January 12, 2001 is due January 12, 2003.

     On April 11, 2002 the Trust sold the street retail property located at 252 Greenwich Avenue in Greenwich, Connecticut for $16.5 million resulting in a gain of $7.0 million.

         On April 30, 2002 the Trust sold three street retail properties, two in Westport, Connecticut and one in Westfield, New Jersey, for $19.2 million resulting in a gain of $6.9 million.

         On June 6, 2002 the Trust sold the Uptown Shopping Center located in Portland, Oregon for $20.8 million resulting in a gain of $4.5 million.

         The proceeds from the sales of the four street retail properties and the Uptown Shopping Center are being held in escrow by a qualified intermediary for purposes of executing tax-deferred property exchanges.

         On June 18, 2002 a partnership, in which an entity of the Trust is the general partner, sold the street retail property located at 6410 Hollywood Boulevard in Hollywood, California for $2.3 million resulting in a gain of $700,000. The proceeds from the sale were received by the partnership at closing. In addition, the proceeds of $6 million previously held by a qualified intermediary from the 2001 sale of the street retail property located at 101 East Oak Street in Chicago, Illinois were released to the Trust as no exchange property that met the Trust's investment criteria was found.

         Of the $123.5 million spent in the first half of 2002 on the Trust's existing real estate portfolio, approximately $94.6 million was invested in development projects in San Jose, California and in Arlington, Virginia. The remaining $28.9 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments including the Congressional Apartments in Rockville, Maryland, the completion of tenant work at the Trust's Woodmont East development in Bethesda, Maryland and the redevelopment of retail buildings in San Antonio, Texas.

         Net cash provided by financing activities, before dividend payments, was $106.8 million in the first half of 2002 and $126.7 million in the first half of 2001. During the first half of 2002 the Trust borrowed $68.7 million and $1.1 million on its Santana Row and Woodmont East construction loans, respectively. The $56.6 million of proceeds from a 2.2 million share common stock offering in June 2002 were used to pay down on the Trust's syndicated credit facility, which the Trust uses to fund many capital needs prior to obtaining longer term financing. Maturities of $25 million of 8% Senior Notes, $289,000 of 5.25% Convertible Subordinated Debentures and a $3.4 million note were paid during the first six months of 2002. At June 30, 2002 there was $44.0 million borrowed under this credit facility. The maximum amount drawn during the first six months of 2002 was $100.0 million. The weighted average interest rate on borrowings for the six months ended June 30, 2002 was 2.7%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. As of August 7, 2002 there was $44.0 million borrowed under the credit facility.

         Capital requirements for the remainder of 2002 will depend upon acquisition opportunities, the rate of completion of Santana Row and the level of improvements and redevelopments on existing properties. The Trust's credit facility, with $256 million available at June 30, 2002, and the $164 million remaining on the Santana Row construction loan, are anticipated to be sufficient to fund the Trust's acquisition, development and redevelopment needs through the end of 2002. In addition, the Trust currently has $55 million being held in escrow by a qualified intermediary for purposes of executing tax-deferred property exchanges available to fund acquisition activity.

         Longer term, the Trust will need additional capital in order to fund acquisitions, expansions and redevelopments and to refinance its maturing debt. Sources of this funding may be additional debt, both secured and unsecured, additional equity and joint venture relationships. In addition, the Trust may sell or exchange certain of its properties as a source of funding.

Santana Row

         In 2002, the Trust's single largest capital need is the development of Santana Row, a multi-phase mixed-use project being built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel components, creating a community with the feel of an urban district. Phase 1 of the project includes Santana Row, the "1,500 foot long main street" and nine buildings which will contain approximately 538,000 square feet of retail space, 501 residential units, a 214 room hotel and the supporting infrastructure. The first building, containing 40,000 square feet and occupied by Crate & Barrel, opened on June 27, 2002. Seven buildings comprising approximately 400,000 square feet of retail space are expected to be completed during the third and fourth quarters of 2002 with the ninth building being completed thereafter. The Trust estimates the total cost of Phase 1 to be approximately $500 million. As of June 30, 2002, the Trust has incurred costs of $329 million including the purchase of the land; the Trust estimates that it will spend approximately $132 million in the remainder of 2002 and the balance in 2003 to complete the first phase of the project.

         On April 17, 2001, the Trust closed on a $295 million construction loan. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options, subject to certain operating and other conditions. The interest rate on the loan will decrease to LIBOR plus 187.5 basis points then to LIBOR plus 162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. There is no assurance that these conditions and hurdles will be met. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. As of June 30, 2002, $130.7 million was borrowed under the loan. As of August 7, 2002 there was $151.3 million borrowed under the construction loan.

         The success of Santana Row will depend on many factors which cannot be assured and are not entirely within the Trust's control. These factors include among others, the demand for retail and residential space, the cost of operations, including utilities and insurance, the availability and cost of capital and the general economy, particularly in the Silicon Valley.

         The Trust has not determined the scope of future phases of Santana Row and will not do so until the success of Phase 1 and future demand for rental space is determined. However, as Phase 1 utilizes only part of the retail and residential entitlements of the property, and as Phase 1 contains infrastructure for future phases, the Trust expects to identify and execute economically viable additional phases to the project.

CONTINGENCIES

         Pentagon Row is a mixed-use project with the retail component being developed by the Trust and the residential component being developed by an unrelated developer. In October 2000 the general contractor on the project was replaced by the Trust and the residential developer because of schedule delays and other events that caused the Trust and the residential developer to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. The Trust and the residential developer filed suit against the original contractor to recover damages that are being incurred as a result of defaults under the contract. The original contractor filed a counterclaim against the Trust and the residential developer. On May 9, 2002 the Trust and the residential developer entered into a settlement agreement with the original contractor in which a full settlement, totaling $5 million payable to the Trust and the residential developer, was reached for all claims and counterclaims between the parties involved. On June 7, 2002 the original contractor paid into an escrow account the agreed upon settlement amount. This settlement was distributed, $3 million to the Trust, which offset the Trust's cost of the development, and $2 million to the residential developer, in July 2002.

         In addition, the Trust is involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on the financial condition or results of operations of the Trust.

         The Trust has committed to invest approximately $6.9 million in six restaurant joint ventures in lieu of tenant allowances. The Trust will participate in profits, losses and cash flow in accordance with the terms of each individual venture. As of June 30, 2002 the Trust has invested approximately $2 million; $700,000 of which has been capitalized and $1.3 million of which has been expensed in the second quarter of 2002 to reflect the Trust's estimate of the permanent impairment of its investment in two of these ventures due principally to declining economic conditions.

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

         Under the terms of various other partnerships, which own shopping center properties with a cost of approximately $71 million, the partners may exchange their 796,773 operating units for cash or exchange into the same number of common shares of the Trust, at the option of the Trust. During the second quarter of 2002 the Trust issued 100,000 common shares of the Trust valued at $2.8 million in exchange for 100,000 operating units and cash of $205,000 in exchange for an additional 7,816 operating units.

         Under the terms of four other partnership agreements, which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or, for two of the partnerships, a limited number of common shares of the Trust at the election of the other partners. In certain partnerships, if the other partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

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

         The reconciliation of net income to funds from operations is as follows:

                                               Six months ending   Three months ending
                                                    June 30,            June 30,
                                                 2002      2001     2002        2001
                                                 ----      ----     ----        ----
Net income available for common
   shareholders - basic                       $ 24,292  $ 32,425   $ 30,479   $ 20,180
(Gain) on sale of real
   estate net of loss on abandoned
   developments held for sale                   (9,454)   (7,898)   (19,101)    (7,898)
Depreciation and amortization of
   real estate assets                           29,058    26,375     14,521     13,509
Amortization of initial direct
   costs of leases                               2,371     1,976      1,200      1,007
Income attributable to operating
   partnership units                               514       760        650        461
                                              --------  --------   --------   --------
Funds from operations for common
   shareholders                               $ 46,781  $ 53,638   $ 27,749   $ 27,259
                                              ========  ========   ========   ========

SIX MONTHS ENDED JUNE 30, 2002 and 2001

Consolidated Results

         Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 6.7% from $133.0 million in the first six months of 2001 to $142.0 million in the first six months of 2002. On a same center basis, rental income increased 3.9%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as increases associated with lease rollovers. Same center basis for the six months ended June 30, 2002 excludes Williamsburg Shopping Center in Williamsburg, Virginia, 101 E. Oak Street in Chicago, Illinois and 70/10 Austin Street in Forest Hills, New York which were sold in 2001, Friendship Center in Washington, D.C. which was purchased on September 21, 2001, the office building located at 580

Market Street in San Francisco, California which was exchanged for the minority partner's interest in Santana Row and properties under development in 2001 and 2002, including Pentagon Row in Arlington, Virginia and Santana Row in San Jose, California. Same center basis, as defined above, includes properties which have been redeveloped or expanded. Same center rental income, excluding the contribution from property redevelopments and expansions, increased 3.0%.

         Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. Other property income increased 18.4% from $5.9 million in 2001 to $7.0 million in 2002 due to increases in lease termination fees, utility reimbursements and the income earned at the Pentagon Row project which began phasing into service in the second quarter of 2001. On a same center basis, other property income increased 9.6%, primarily due to the increased lease termination fees and utility reimbursements.

         Interest and other income includes interest earned on mortgage notes receivable, overnight cash investments, including tax-deferred exchange escrow deposits, as well as a provision for estimated losses related to various unconsolidated restaurant joint ventures. This provision of $1.3 million represents the Trust's best estimate of the diminution of value of these investments which the Trust believes to be permanent based upon the current economic climate surrounding these ventures. Interest and other income decreased $1.5 million from $3.6 million in 2001 to $2.1 million in 2002 due to these joint venture costs.

         Rental expenses increased 6.6% from $29.9 million in the first half of 2001 to $31.8 million in the first half of 2002. Expenses for the Pentagon Row project and pre-opening expenses at Santana Row were the major causes of this increase. Rental expense as a percentage of property income, rental income plus other property income, remained constant at 21.5% in 2001 compared to 21.4% in 2002. On a same center basis, rental expenses decreased 6.8% from $29.0 million in 2001 to $27.1 million in 2002, primarily due to decreased snow removal costs and lower bad debt in 2002. Same center rental expense, excluding the effect of property redevelopments and expansions, decreased 7.2%.

         Real estate taxes increased 14.6% from $13.3 million in the first half of 2001 to $15.2 million in the first half of 2002. On a same center basis, real estate taxes increased 11.7% due primarily to increased taxes on recently redeveloped properties and overall increases in tax assessments. Same center real estate taxes, excluding the effect of property redevelopments and expansions, increased 10.1%.

         Depreciation and amortization expenses increased 11.0% from $28.6 million in the first half of 2001 to $31.8 million in the first half of 2002 reflecting the impact of recent new developments, tenant work and property redevelopments which were placed in service throughout 2001 and the first half of 2002.

         During the first half of 2002 the Trust incurred interest of $43.2 million, of which $11.4 million was capitalized, as compared to 2001's $42.7 million of which $8.0 million was capitalized. The modest increase in interest expense reflects the additional construction debt issued to fund the Trust's capital improvement programs offset by the decrease in interest expense on the Trust's syndicated credit facility, reflecting the pay-down on the credit facility with the proceeds from the November 2001 preferred stock offering and the June 2002 common stock offering, as well as lower interest rates on the Trust's variable rate debt. The ratio of earnings to combined fixed charges and preferred dividends was 1.05x and 1.35x for the first half of 2002 and 2001, respectively. The ratio of earnings to fixed charges was 1.24x and 1.47x during the first half of 2002 and 2001, respectively. The ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to combined fixed charges and preferred dividends was 1.36x for the first half of 2002 and 1.94x for the first half of 2001. Excluding the one-time restructuring charge of $8.5 million in the first quarter of 2002, the Trust's ratio of earnings to combined fixed charges and preferred dividends was 1.18x and 1.35x for the first half of 2002 and 2001, respectively; the ratio of earnings to fixed charges was 1.39x and 1.47x during the first half of 2002 and 2001, respectively; and the ratio of EBITDA to combined fixed charges and preferred dividends was 1.49x for the first half of 2002 and 1.94x for the first half of 2001.

         Administrative expenses remained constant at $6.5 million in both periods. Administrative expenses as a percentage of revenue decreased from 4.5% in the first half of 2001 to 4.3% in the first half of 2002.

         On February 28, 2002 the Trust adopted a new business plan which returns the Trust's primary focus to its traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. The Trust will complete Bethesda Row, Pentagon Row and Santana Row but does not plan to develop any new large-scale, mixed-use, ground-up development projects. Rather, the Trust will seek to acquire income producing centers and may seek opportunities to develop ground-up grocery anchored shopping centers, all in and around the Trust's existing markets, and will identify and execute redevelopment opportunities in its existing portfolio. Concurrent with the adoption of the business plan, the Trust adopted a management succession plan and restructured its management team.

         In connection with this change in business plan the Trust recorded a charge of $18.2 million. This charge includes a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several senior officers of the Trust related to the management restructuring, as well as the write-off of $1.6 million of the Trust's development costs. Charges against the reserve totaled $8.3 million for the six months of 2002 resulting in a remaining reserve balance of $200,000 at June 30, 2002 which is expected to be utilized in the third quarter of 2002. An additional component of the restructuring charge is an impairment loss of $9.7 million representing the estimated loss on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Portland, Oregon, thereby adjusting the value of these assets to their estimated fair value. The Trust is marketing these properties, components of the Trust's western region, for sale. The current carrying value of these properties, classified on the Trust's consolidated balance sheet as real estate under development, is $8.4 million.

         On April 11, 2002 the Trust sold the street retail property located at 252 Greenwich Avenue in Greenwich, Connecticut for $16.5 million resulting in a gain of $7.0 million.

         On April 30, 2002 the Trust sold three street retail properties, two in Westport, Connecticut and one in Westfield, New Jersey, for $19.2 million resulting in a gain of $6.9 million.

         On June 6, 2002 the Trust sold the Uptown Shopping Center located in Portland, Oregon for $20.8 million resulting in a gain of $4.5 million.

         The proceeds from the sales of the four street retail properties and the Uptown Shopping Center are being held in escrow by a qualified intermediary for purposes of executing tax-deferred property exchanges.

         On June 18, 2002 a partnership, in which an entity of the Trust is the general partner, sold the street retail property located at 6410 Hollywood Boulevard in Hollywood, California for $2.3 million resulting in a gain of $700,000. The proceeds from the sale were received by the partnership at closing.

         On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million.

         Investors' share of operations represents the minority interest in the income of certain properties. The $500,000 decrease from $2.8 million for the first six months of 2001 to $2.3 million for the first six months of 2002 is due to the Trust's 2001 purchase of the minority interest in nine street retail buildings in southern California and three street retail buildings in Forest Hills, New York and the operating unit holders share of the first quarter 2002 loss.

         During the second quarter of 2002 the Trust sold six properties for a combined gain of $19.1 million. The net income from these properties, reported as income from operations of discontinued assets, was $1.3 million and $1.7 million for the six months ended June 30, 2002 and 2001, respectively. Four of these properties were components of the Trust's northeast region and two were components of the Trust's western region.

         As a result of the foregoing items, income before gain on sale of real estate net of loss on abandoned developments held for sale and discontinued operations decreased from $26.8 million during the first half of 2001 to $23.3 million during the first half of 2002, while net income decreased from $36.4 million during the first half of 2001 to $34.0 million during the first half of 2002. Net income available for common shareholders decreased from $32.4 million during the first six months of 2001 to a $24.3 million during the first six months of 2002, as a result of the forgoing items and as a result of an increase of $5.7 million in preferred dividends on the 8.5% preferred shares issued in November 2001.

         Growth in net income and funds from operations during the remainder of 2002 will be primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on the general economy, the financial health of the Trust's tenants and on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal, insurance and real estate tax assessments. The current weakening of the retail and overall economic environment could adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, however, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space. The Trust's properties were 95.9% leased at June 30, 2002 and 95.6% leased at June 30, 2001.

         Growth in the core portfolio, however, will be offset by expenses at Santana Row. Leasing, marketing and pre-opening expenses at Santana Row prior to its scheduled opening in fall 2002 and additional depreciation and interest expense as the project is phased into operations will have a dilutive effect on 2002 and 2003 earnings.

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

Segment Results

         The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):

                           For the six months ended June 30,
                                2002               2001
--------------------------------------------------------------------------------

Rental income

         Northeast           $  58,981          $  56,991
         Mid-Atlantic           66,213             60,383
         West                   16,771             15,624
                             ---------          ---------

                  Total      $ 141,965          $ 132,998
                             =========          =========

                        For the six months ended June 30,
                                2002               2001
--------------------------------------------------------------------------------

Net operating income, including interest income on mortgage notes receivable
         Northeast           $  44,765          $  41,499
         Mid-Atlantic           48,959             45,912
         West                   11,056             10,973
                             ---------          ---------

                             $ 104,780          $  98,384
                             =========          =========

The Northeast

         The Northeast region is comprised of forty-eight assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

         When comparing the first half of 2002 with 2001, rental income increased 3.5% from $57.0 million in 2001 to $59.0 million in 2002. On a same center basis, excluding 101 E. Oak Street and 70/10 Austin Street which were sold in 2001, rental income increased 4.5% from $56.4 million in 2001 to $59.0 million in 2002, due to increases at recently redeveloped and retenanted shopping centers such as Brunswick, Dedham, Fresh Meadows, Garden Market and Wynnewood as well as increases associated with lease rollovers. Same center rental income, excluding the contribution from property redevelopments and expansions, increased 3.7%.

         Net operating income, including interest income on mortgage notes receivable, increased 7.9% from $41.5 million in 2001 to $44.8 million in 2002. On a same center basis, as defined above, net operating income increased 9.5% from $40.9 million in 2001 to $44.8 million in 2002, primarily due to increases at the recently redeveloped and retenanted shopping centers, lease rollovers and significantly lower common area maintenance costs, specifically snow removal costs. Same center net operating income, excluding the contribution from property redevelopments and expansions, increased 8.5%.

The Mid-Atlantic

     The Mid-Atlantic region is comprised of thirty-two assets, including Pentagon Row, which was substantially completed in 2002, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

     When comparing the first half of 2002 with 2001, rental income increased 9.7% from $60.4 million in 2001 to $66.2 million in 2002. On a same center basis, excluding Williamsburg Shopping Center which was sold in 2001, Friendship Center which was purchased in 2001 and Pentagon Row which is being phased into service throughout 2001 and 2002, rental income increased 1.6%, due primarily to successful retenanting at several shopping centers and street retail properties, as well as the increased rental income from the Trust's Woodmont East project in Bethesda, Maryland which was open and occupied for a full six months in 2002. These increases were offset by higher vacancy levels at three of the region's shopping centers. There were no significant contributions from redevelopments or expansions in this region during the six months ended June 30 2002 and 2001.

     When comparing the first half of 2002 with 2001, net operating income increased 6.6% from $45.9 million in 2001 to $49.0 million in 2002. On the same center basis as defined above, net operating income increased 1.0%, with the increased rental income offset by increased real estate taxes.

The West

     The Western region is comprised of thirty-four assets, including Santana Row, which is currently under development, extending from Texas to the West Coast.

     When comparing the first half of 2002 with 2001 on a same center basis, which excludes 580 Market Street which was exchanged for the minority partner's interest in Santana Row and Santana Row, which is currently under development, rental income increased 11.0% from $15.1 million in 2001 to $16.7 million in 2002, due to increases from the recently redeveloped and retenanted properties in the Los Angeles area and in San Francisco, California as well as increases associated with lease rollovers. Same center rental income, excluding the contribution from redevelopments and expansions, increased 7.1%. On an overall basis, rental income increased 7.3%, from $15.6 million in 2001 to $16.8 million in 2002.

     On a same center basis as defined above, net operating income, including interest income on mortgage notes receivable, increased 20.6% from $10.5 million in 2001 to $12.6 million in 2002, due primarily to increases from the recently redeveloped and retenanted properties in the Los Angeles area and San Francisco, California and higher participating interest income on mortgage notes receivable. Same center net operating income, excluding the contribution from redevelopments and expansions, increased 17.1%. Overall net operating income remained constant at $11.0 million in 2001 and $11.1 million in 2002, reflecting the above mentioned increases offset by the marketing, leasing and start-up costs associated with Santana Row.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Consolidated Results

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 6.4% from $67.2 million in the second quarter of 2001 to $71.5 million in the second quarter of 2002. On a same center basis, rental income increased 2.8%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as, increases associated with lease rollovers. Same center basis, in the second quarter of 2002, excludes Williamsburg Shopping Center in Williamsburg, Virginia, 101 E. Oak Street in Chicago, Illinois and 70/10 Austin Street in Forest Hills, New York which were sold in 2001, Friendship Center in Washington, D.C. which was purchased on September 21, 2001, the office building located at 580 Market Street in San Francisco, California which was exchanged for the minority partner's interest in Santana Row and properties under development in 2001 and 2002, including Pentagon Row in Arlington, Virginia and Santana Row in San Jose, California. Same center basis, as defined above, includes properties which have been redeveloped or expanded. Same center rental income, excluding the contribution from property redevelopments and expansions, increased 1.9%.

     Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. Other property income increased 6.6% from $3.2 million in 2001 to $3.4 million in 2002 due to the income earned at the Pentagon Row project which began phasing into service in the second quarter of 2001. On a same center basis, other property income remained constant at $2.9 million.

     Interest and other income includes interest earned on mortgage notes receivable, overnight cash investments, including tax-deferred exchange escrow deposits, as well as a provision for estimated losses related to various unconsolidated restaurant joint ventures. This provision of $1.3 million represents the Trust's best estimate of the diminution of value of these investments which the Trust believes to be permanent based upon the current economic climate surrounding these ventures. Interest and other income decreased $700,000 from $1.7 million in 2001 to $1.0 million in 2002 due to these joint venture costs which offset higher interest earned on mortgage notes receivable.

     Rental expenses increased 9.6% from $15.0 million in the second quarter of 2001 to $16.4 million in the second quarter of 2002. Expenses for the Pentagon Row project and pre-opening expenses at Santana Row were the major causes of this increase. As a result of the increased expenses at Santana Row in 2002, rental expense as a percentage of property income, rental income plus other property income, increased from 21.3% in 2001 to 22.0% in 2002. On a same center basis, rental expenses decreased 8.3% from $14.4 million in 2001 to $13.2 million in 2002, primarily due to decreased snow removal, bad debt and property management costs in 2002. Same center rental expense, excluding the effect of property redevelopments and expansions, decreased 8.7%.

     Real estate taxes increased 10.3% from $6.8 million in the second quarter of 2001 to $7.4 million in the second quarter of 2002. On a same center basis, real estate taxes increased 7.3% due primarily to increased taxes on recently redeveloped properties and overall increases in tax assessments. Same center real estate taxes, excluding the effect of property redevelopments and expansions, increased 6.4%.

     Depreciation and amortization expenses increased 8.9% from $14.6 million in the second quarter of 2001 to $15.9 million in the second quarter of 2002 reflecting the impact of recent new developments, tenant work and property redevelopments which were placed in service throughout 2001 and the first half of 2002.

     During the second quarter of 2002 the Trust incurred interest of $21.7 million, of which $6.6 million was capitalized, as compared to 2001's $21.4 million of which $3.9 million was capitalized. The modest increase in interest expense reflects the additional construction debt issued to fund the Trust's capital improvement programs offset by the decrease in interest expense on the Trust's syndicated credit facility, reflecting the pay-down on the credit facility with the proceeds from the November 2001 preferred stock offering and the June 2002 common stock offering, as well as lower interest rates on the Trust's variable rate debt.

     Administrative expenses, while increasing from $3.3 million in the second quarter of 2001 to $3.5 million in the second quarter of 2002 remained at 4.6% of revenue.

     On April 11, 2002 the Trust sold the street retail property located at 252 Greenwich Avenue in Greenwich, Connecticut for $16.5 million resulting in a gain of $7.0 million.

     On April 30, 2002 the Trust sold three street retail properties, two in Westport, Connecticut and one in Westfield, New Jersey, for $19.2 million resulting in a gain of $6.9 million.

     On June 6, 2002 the Trust sold the Uptown Shopping Center located in Portland, Oregon for $20.8 million resulting in a gain of $4.5 million.

     The proceeds from the sales of the four street retail properties and the Uptown Shopping Center are being held by a qualified intermediary for purposes of executing tax-deferred property exchanges.

     On June 18, 2002 a partnership, in which an entity of the Trust is the general partner, sold the street retail property located at 6410 Hollywood Boulevard in Hollywood, California for $2.3 million resulting in a gain of $700,000. The proceeds from the sale were received by the partnership at closing.

     On April 27, 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million.

     Investors' share of operations represents the minority interest in the income of certain properties. The $200,000 increase from $1.4 million in the second quarter of 2001 to $1.6 million in the second quarter of 2002 is due to the increased net income of operating unit holders who are allocated income as if they held shares of the Trust. This increase is partially offset by the Trust's 2001 purchase of the minority interest in nine street retail buildings in southern California and three street retail buildings in Forest Hills, New York.

     During the second quarter of 2002 the Trust sold six properties for a combined gain of $19.1 million. The net income from these properties, reported as income from operations of discontinued assets, was $435,000 and $837,000 for the three months ended June 30, 2002 and 2001, respectively. Four of these properties were components of the Trust's northeast region and two were components of the Trust's western region.

     As a result of the foregoing items, income before gain on sale of real estate and discontinued operations increased from $13.4 million during the second quarter of 2001 to $15.8 million during the second quarter of 2002, while net income increased from $22.2 million during the second quarter of 2001 to $35.3 million during the second quarter of 2002. Net income available for common shareholders increased from $20.2 million during the second quarter of 2001 to $30.5 million during the second quarter of 2002, as a result of the forgoing items, offset by the increase of $2.9 million in preferred dividends on the 8.5% preferred shares issued in November 2001.

Segment Results

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):

                                  For the three months ended June 30,
                                        2002                 2001
--------------------------------------------------------------------------------
Rental income
     Northeast                        $29,697              $28,729
     Mid-Atlantic                      33,239               30,341
     West                               8,530                8,090
                                      -------              -------

          Total                       $71,466              $67,160
                                      =======              =======

                                  For the three months ended June 30,
                                        2002                 2001
--------------------------------------------------------------------------------
Net operating income, including interest income on mortgage notes receivable
     Northeast                        $22,406              $21,166
     Mid-Atlantic                      24,900               23,416
     West                               5,548                5,271
                                      -------              -------

                                      $52,854              $49,853
                                      =======              =======

The Northeast

     The Northeast region is comprised of forty-eight assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the second quarter of 2002 with 2001, rental income increased 3.4% from $28.7 million in 2001 to $29.7 million in 2002. On a same center basis, excluding 101 E. Oak Street and 70/10 Austin Street which were sold in 2001, rental income increased 4.4% from $28.4 million in 2001 to $29.7 million in 2002, primarily due to increases at recently redeveloped and retenanted shopping centers such as Brunswick, Dedham, Fresh Meadows, Garden Market and Wynnewood as well as increases associated with lease rollovers. Same center rental income, excluding the contribution from property redevelopments and expansions, increased 3.8%.

     Net operating income, including interest income on mortgage notes receivable, increased 5.9% from $21.2 million in 2001 to $22.4 million in 2002. On a same center basis, as defined above, net operating income increased 7.0% from $20.9 million in 2001 to $22.4 million in 2002, due to increases at the recently redeveloped and retenanted shopping centers and higher participating interest income on mortgage notes receivable. Same center net operating income, excluding the contribution from property redevelopments and expansions, increased 6.2%.

The Mid-Atlantic

     The Mid-Atlantic region is comprised of thirty-two assets, including Pentagon Row, which was substantially completed in 2002, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

     When comparing the second quarter of 2002 with 2001, rental income increased 9.6% from $30.3 million in 2001 to $33.2 million in 2002. On a same center basis, excluding Williamsburg Shopping Center which was sold in 2001, Friendship Center which was purchased in 2001 and Pentagon Row which is being phased into service throughout 2001 and 2002, rental income remained constant at $30.2 million. The increase in rental income which was due primarily to successful retenanting at several shopping centers and street retail properties was offset by higher vacancy levels at three of the region's shopping centers. There were no significant contributions from redevelopments or expansions in this region during the three months ended June 30, 2002 and 2001.

     When comparing the second quarter of 2002 with 2001, net operating income increased 6.3% from $23.4 million in 2001 to $24.9 million in 2002. On the same center basis as defined above net operating income remained constant at $23.2 million, with the increased rental income offset by vacancies and increased real estate taxes.

The West

     The Western region is comprised of thirty-four assets, including Santana Row, which is currently under development, extending from Texas to the West Coast.

     When comparing the first quarter of 2002 with 2001 on a same center basis, which excludes 580 Market Street which was exchanged for the minority partner's interest in Santana Row and Santana Row, which is currently under development, rental income increased 9.2% from $7.8 million in 2001 to $8.5 million in 2002, due primarily to increases from the recently redeveloped and retenanted properties in the Los Angeles area and in San Francisco, California as well as increases associated with lease rollovers. Same center rental income, excluding the contribution from redevelopments and expansions, increased 5.0%. On an overall basis, rental income increased 5.4%, from $8.1 million in 2001 to $8.5 million in 2002.

     On a same center basis as defined above, net operating income, including interest income on mortgage notes receivable, increased 28.6% from $5.2 million in 2001 to $6.6 million in 2002, due primarily to increases from the recently redeveloped and retenanted properties in the Los Angeles area and San Francisco, California and higher participation interest income on mortgage notes receivable. Same center net operating income, excluding the contribution from redevelopments and expansions, increased 24.4%. Overall net operating income increased 5.2% from $5.3 million in 2001 to $5.5 million in 2002, reflecting the above mentioned increases offset by the marketing, leasing and start-up costs associated with Santana Row.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and use of Proceeds

     During the second quarter of 2002 the Trust issued 100,000 common shares of the Trust valued at $2.8 million in exchange for 100,000 partnership operating units. The issuance of such shares was exempt from registration under Section 4(2)of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Shareholders

     At the 2002 Annual Meeting of Shareholders on May 1, 2002 the Shareholders elected Steven J. Guttman and Mark S. Ordan as trustees, to serve for the ensuing three years. Holders of 27.7 million shares and 31.1 million shares voted for each trustee, respectively and holders of 5.2 million shares and 1.7 million shares withheld their votes for each trustee, respectively.

Item 6. Exhibits and Reports on Form 8-K

   (A) Exhibits

     (3)(i) Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 filed with the Commission on May 25, 1999 as an exhibit to the Trust's Current Report on Form 8-K is incorporated herein by reference thereto.

       (ii) Bylaws of the Trust as amended, filed with the Commission on June 6, 2002 as an exhibit to the Trust's Registration Statement on Form 8-A/A is incorporated herein by reference thereto.

     (10)(i) Severance Agreement dated March 1, 2002 between Federal Realty Investment Trust and Larry E. Finger.

         (ii) Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between Federal Realty Investment Trust and Larry E. Finger.

         (iii) Performance Share Award Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 28, 2002.

         (iv) Performance Share Award Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 28, 2002.

     (99)(i) Written Statement of Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

   (B) Reports on Form 8-K

     A Form 8-K, dated March 31, 2002 was filed on April 29, 2002 in response to
Item 5.

     A Form 8-K, dated June 3, 2002 was filed on June 4, 2002 in response to
Item 4.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FEDERAL REALTY INVESTMENT TRUST

August 12, 2002                                /s/ Steven J. Guttman
                                              ----------------------
                                              Steven J. Guttman, Chairman of the
                                              Board, Chief Executive Officer and
                                              Trustee (Chief Executive Officer)

August 12, 2002                                /s/ Larry E. Finger
                                              --------------------
                                              Larry E. Finger,Chief Financial
                                              Officer (Principal Accounting
                                              Officer)

                                 EXHIBIT INDEX
 (A) Exhibits

     (3)(i) Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 filed with the Commission on May 25, 1999 as an exhibit to the Trust's Current Report on Form 8-K is incorporated herein by reference thereto.

       (ii) Bylaws of the Trust as amended, filed with the Commission on June 6, 2002 as an exhibit to the Trust's Registration Statement on Form 8-A/A is incorporated herein by reference thereto.

     (10)(i) Severance Agreement dated March 1, 2002 between Federal Realty Investment Trust and Larry E. Finger.

        (ii) Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between Federal Realty Investment Trust and Larry E. Finger.

       (iii) Performance Share Award Agreement between Federal Realty and Donald
C. Wood dated February 28, 2002.

        (iv) Performance Share Award Agreement between Federal Realty Investment Trust and Jeffery S. Berkes dated February 28, 2002.

     (99)(i) Written Statement of Chairman and Chief Executive Officer, President and Chief Operating Officer and Senior Vice President and Chief Financial Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).