Form 10-Q
period 2002-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2002-10-30
CIK 34903

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended: September 30,2002
                           Commission File No. 1-07533

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

     Yes   X  .     No _____.
         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at October 28, 2002
------------------------------                   -------------------------------
Common Shares of Beneficial Interest                        43,327,656

                         FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                               September 30, 2002

                                    I N D E X

PART I.   FINANCIAL INFORMATION                                         PAGE NO.

      Item 1. Financial Statements

          Consolidated Balance Sheets
          September 30, 2002 (unaudited) and
          December 31, 2001 (audited)                                          4

          Consolidated Statements of Operations (unaudited)
          Nine months ended September 30, 2002 and 2001                        5

          Consolidated Statements of Operations (unaudited)
          Three months ended September 30, 2002 and 2001                       6

          Consolidated Statements
          of Shareholders' Equity (unaudited)
          Nine months ended September 30, 2002 and 2001                        7

          Consolidated Statements of Cash Flows (unaudited)
          Nine months ended September 30, 2002 and 2001                        8

          Notes to Financial Statements                                     9-18

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                19-39

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                               40

      Item 4. Controls and Procedures                                         41

PART II.  OTHER INFORMATION                                                   42

          Item 1. Legal Proceedings
          Item 2. Changes in Securities
          Item 3. Defaults Upon Senior Securities
          Item 4. Submission of Matters to Vote to Security Holders
          Item 5. Other Information
          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                    43

                         FEDERAL REALTY INVESTMENT TRUST

                                S.E.C. FORM 10-Q

                               September 30, 2002




PART I.   FINANCIAL INFORMATION

                The following unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in conformity with rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and the information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of Federal Realty Investment Trust ("the Trust"). The results of operations for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the our audited consolidated financial statements and footnotes thereto, included in the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,            December 31,
                                                                                         2002                     2001
                                                                                     (unaudited)
                     ASSETS                                                            (in thousands, except share data)
Real estate, at cost
  Operating                                                                          $1,850,345                $1,741,385
  Development                                                                           404,195                   321,986
  Discontinued operations                                                                     -                    40,933
                                                                                     ----------                ----------
                                                                                      2,254,540                 2,104,304

  Less accumulated depreciation and amortization                                       (435,922)                 (395,767)
                                                                                     ----------                ----------

                                                                                      1,818,618                 1,708,537
Other Assets
  Cash                                                                                   24,652                    17,563
  Mortgage notes receivable                                                              35,570                    35,607
  Accounts and notes receivable                                                          10,874                    15,483
  Prepaid expenses and other assets, principally
    property taxes and lease commissions                                                 52,796                    44,733
  Tax deferred exchange escrows                                                          55,204                     6,006
  Debt issue costs, net of accumulated amortization
    of $5,872 and $4,840, respectively                                                    5,820                     6,952
                                                                                     ----------                ----------

                                                                                     $2,003,534                $1,834,881
                                                                                     ==========                ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                   $  104,454                $  100,293
  Mortgages and construction loans payable                                              440,267                   350,043
  Notes payable                                                                         192,343                   174,843
  Accounts payable and accrued expenses                                                  87,491                    64,014
  Dividends payable                                                                      24,239                    21,664
  Security deposits                                                                       6,429                     6,026
  Prepaid rents                                                                          11,935                    10,400
Senior notes and debentures                                                             385,000                   410,000
5 1/4% Convertible subordinated debentures                                               75,000                    75,289
Investors' interest in consolidated assets                                               29,987                    33,018

Commitments and contingencies

Shareholders' equity
   Preferred stock, authorized 15,000,000 shares, $.01 par
     7.95% Series A Cumulative Redeemable Preferred Shares, (stated at
       liquidation preference $25 per share), 4,000,000 shares issued in 1997           100,000                   100,000
     8.5% Series B Cumulative Redeemable Preferred Shares, (stated at
       liquidation preference $25 per share), 5,400,000 shares issued in 2001           135,000                   135,000
  Common shares of beneficial interest, $.01 par, 100,000,000 shares
     authorized, 44,760,252 and 41,524,165 issued, respectively                             448                       417
  Additional paid in capital                                                            812,354                   730,835
  Accumulated dividends in excess of Trust net income                                  (345,645)                 (322,428)
                                                                                     ----------                ----------

                                                                                        702,157                   643,824

Less: 1,459,719 and 1,452,926 common shares in treasury - at cost, respectively         (28,154)                  (27,990)
         Deferred compensation on restricted shares                                     (12,321)                  (15,005)
         Notes receivable from employee stock  plans                                     (8,420)                   (7,245)
         Accumulated other comprehensive income (loss)                                   (6,873)                   (4,293)
                                                                                     ----------                ----------

                                                                                        646,389                   589,291
                                                                                     ----------                ----------

                                                                                     $2,003,534                $1,834,881
                                                                                     ==========                ==========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                 (unaudited)

                                                                                          Nine months ended September 30,
                                                                                             2002                 2001
                                                                                           --------             --------
(In thousands, except per share data)
Revenue
  Rental income                                                                            $214,242             $201,177
  Interest and other income                                                                   3,762                5,275
  Other property income                                                                      11,393               10,189
                                                                                           --------             --------

                                                                                            229,397              216,641


Expenses
  Rental                                                                                     49,288               45,114
  Real estate taxes                                                                          23,078               20,541
  Interest                                                                                   45,313               52,360
  Administrative                                                                             10,209                9,971
  Restructuring expenses                                                                      8,489                    -
  Depreciation and amortization                                                              47,826               43,561
                                                                                           --------             --------

                                                                                            184,203              171,547
                                                                                           --------             --------

Operating income before investors' share
  of operations and discontinued operations                                                  45,194               45,094

  Investors' share of operations                                                             (3,357)              (3,991)
                                                                                           --------             --------

Income before gain on sale of real estate net of loss on abandoned
  developments held for sale and discontinued operations                                     41,837               41,103

Income from operations of discontinued assets                                                 1,217                2,581
                                                                                           --------             --------

Income before gain on sale of real estate net of
  loss on abandoned developments held for sale                                               43,054               43,684

Gain on sale of real estate net of loss on abandoned developments held for sale               9,454                7,898
                                                                                           --------             --------

              Net income                                                                     52,508               51,582

Dividends on preferred stock                                                                (14,568)              (5,963)
                                                                                           --------             --------

              Net income available for common shareholders                                 $ 37,940             $ 45,619
                                                                                           ========             ========

Earnings per common share, basic
   Income before gain on sale of real estate net of loss on abandoned
      developments held for sale and discontinued operations                               $   0.66             $   0.90
   Discontinued operations                                                                     0.03                 0.07
   Gain on sale of real estate net of loss on abandoned developments held for sale             0.23                 0.20
                                                                                           --------             --------
                                                                                           $   0.92             $   1.17
                                                                                           ========             ========

    Weighted average number of common shares, basic                                          41,155               39,061
                                                                                           ========             ========

Earnings per common share, diluted
   Income before gain on sale of real estate net of loss on abandoned
      developments held for sale and discontinued operations                               $   0.66             $   0.90
   Discontinued operations                                                                     0.03                 0.06
   Gain on sale of real estate net of loss on abandoned developments held for sale             0.22                 0.20
                                                                                           --------             --------
                                                                                           $   0.91             $   1.16
                                                                                           ========             ========

    Weighted average number of common shares, diluted                                        42,421               40,136
                                                                                           ========             ========


The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                  (unaudited)

                                                                                    Three months ended September 30,
                                                                                        2002                2001
                                                                                      -------             -------
(In thousands, except per share data)
Revenue
  Rental income                                                                       $72,277             $68,179
  Interest and other income                                                             1,644               1,678
  Other property income                                                                 4,412               4,292
                                                                                      -------             -------

                                                                                       78,333              74,149


Expenses
  Rental                                                                               17,471              15,254
  Real estate taxes                                                                     7,891               7,284
  Interest                                                                             13,540              17,680
  Administrative                                                                        3,713               3,516
  Depreciation and amortization                                                        16,074              14,966
                                                                                      -------             -------

                                                                                       58,689              58,700
                                                                                      -------             -------

Operating income before investors' share
  of operations and discontinued operations                                            19,644              15,449

  Investors' share of operations                                                       (1,081)             (1,185)
                                                                                      -------             -------

Income before discontinued operations                                                  18,563              14,264

Income (loss) from operations of discontinued assets                                      (59)                918
                                                                                      -------             -------

              Net income                                                               18,504              15,182

Dividends on preferred stock                                                           (4,856)             (1,988)
                                                                                      -------             -------

              Net income available for common shareholders                            $13,648             $13,194
                                                                                      =======             =======

Earnings per common share, basic
   Income before discontinued operations                                              $  0.32             $  0.31
   Discontinued operations                                                                  -                0.03
                                                                                      -------             -------
                                                                                      $  0.32             $  0.34
                                                                                      =======             =======

    Weighted average number of common shares, basic                                    42,802              39,347
                                                                                      =======             =======

Earnings per common share, diluted
   Income before discontinued operations                                              $  0.31             $  0.31
   Discontinued operations                                                                  -                0.02
                                                                                      -------             -------
                                                                                      $  0.31             $  0.33
                                                                                      =======             =======

    Weighted average number of common shares, diluted                                  44,036              40,492
                                                                                      =======             =======

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                                    Nine months ended September 30,

                                                                          2002                                   2001
                                                          ----------   ----------   ----------    ----------  ----------  ----------
(In thousands, except share data)                           Shares       Amount     Additional     Shares       Amount    Additional
                                                                                     Paid-in                               Paid-in
                                                                                     Capital                               Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                              41,524,165   $      417     $730,835    40,910,972  $      410    $723,078
  Exercise of stock options                                  747,770            7       15,828             -           -           -
  Shares issued to purchase partnership interest               2,907            -           77       328,116           3       6,759
  Shares issued under dividend reinvestment plan             102,318            1        2,672       122,125           1       2,456
  Performance and Restricted Shares granted, net
        of Restricted Shares retired                          98,092            -        2,377       103,723           1       2,026
  Net proceeds from sale of shares                         2,185,000           22       56,631             -           -           -
  Shares issued to purchase operating partnership units      100,000            1        2,769             -           -           -
  Accelerated vesting of options and restricted shares             -            -        1,165             -           -           -
                                                          ----------   ----------     --------    ----------  ----------    --------

  Balance, end of period                                  44,760,252   $      448     $812,354    41,464,936  $      415    $734,319
                                                          ==========   ==========     ========    ==========  ==========    ========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                            ($322,428)                             ($306,287)
  Net income                                                               52,508                                 51,582
  Dividends declared to common shareholders                               (61,157)                               (56,607)
  Dividends declared to preferred shareholders                            (14,568)                                (5,963)
                                                                       ----------                             ----------

  Balance, end of period                                                ($345,645)                             ($317,275)
                                                                       ==========                             ==========



Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year                              (1,452,926)    ($27,990)                (1,441,594)   ($27,753)
  Performance and Restricted Shares forfeited                 (6,793)        (164)                   (11,332)       (237)
                                                          ----------   ----------                 ----------  ----------

  Balance, end of period                                  (1,459,719)    ($28,154)                (1,452,926)   ($27,990)
                                                          ==========   ==========                 ==========  ==========



Deferred Compensation on Restricted Shares
  Balance, beginning of year                                (666,656)    ($15,005)                  (735,875)   ($17,254)
  Performance and Restricted Shares issued,
    net of forfeitures                                       (73,821)      (1,763)                   (61,369)     (1,176)
  Vesting of Performance and Restricted Shares               193,990        4,447                    115,202       2,715
                                                          ----------   ----------                 ----------  ----------

  Balance, end of period                                    (546,487)    ($12,321)                  (682,042)   ($15,715)
                                                          ==========   ==========                 ==========  ==========



Subscriptions receivable from employee stock plans
  Balance, beginning of year                                (218,555)     ($7,245)                  (242,638)    ($6,734)
  Subscription and tax loans issued                          (88,469)      (2,612)                    (3,333)       (937)
  Subscription and tax loans paid                             68,329        1,437                     25,189         416
                                                          ----------   ----------                 ----------  ----------

  Balance, end of period                                    (238,695)     ($8,420)                  (220,782)    ($7,255)
                                                          ==========   ==========                 ==========  ==========



Accumulated other comprehensive income (loss)
  Balance, beginning of year                                              ($4,293)                                     -
  Change due to recognizing gain on securities                                 (4)                                     -
  Change in valuation on interest rate swap                                (1,076)                                     -
  Loss on interest rate hedge transaction                                  (1,500)                               ($4,754)
                                                                       ----------                             ----------

  Balance, end of period                                                  ($6,873)                               ($4,754)
                                                                       ==========                             ==========



Comprehensive income
  Net income                                                           $   52,508                             $   51,582
  Change due to recognizing gain on securities                                 (4)                                     -
  Change in valuation on interest rate swap                                (1,076)                                     -
  Loss on interest rate hedge transaction                                  (1,500)                                (4,754)
                                                                       ----------                             ----------

  Total comprehensive income                                           $   49,928                             $   46,828
                                                                       ==========                             ==========



The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (unaudited)

                                                                                        Nine months ended September 30,
                                                                                                2002       2001
                                                                                              --------   --------
(In thousands)
OPERATING ACTIVITIES
  Net income                                                                                 $  52,508  $  51,582
  Items not requiring cash outlays
    Depreciation and amortization, including discontinued operations                            48,104     44,110
   Gain on sale of real estate                                                                 (19,101)    (7,898)
   Loss on abandoned developments held for sale                                                  9,647          -
   Non-cash portion of restructuring expense                                                     5,806          -
   Other, net                                                                                    2,975      2,549
  Changes in assets and liabilities
     Decrease in accounts receivable                                                             4,609        185
     Increase in prepaid expenses and other
      assets before depreciation and amortization                                              (12,067)   (11,005)
     Increase in operating accounts payable,
      security deposits and prepaid rent                                                         1,435         54
     Increase in accrued expenses                                                                2,948      8,684
                                                                                              --------   --------

  Net cash provided by operating activities                                                     96,864     88,261


INVESTING ACTIVITIES
  Acquisition of real estate                                                                         -    (58,089)
  Capital expenditures  - development                                                         (149,373)  (113,855)
  Capital expenditures  - other                                                                (31,794)   (32,855)
  Proceeds from sale of real estate                                                              7,394     16,255
  Repayment of mortgage notes receivable, net                                                    5,655      3,377
                                                                                              --------   --------

  Net cash used in investing activities                                                       (168,118)  (185,167)


FINANCING ACTIVITIES
  Borrowing of short-term debt, net                                                             21,000     87,000
  Proceeds from mortgage and construction financing, net of costs                               90,607    105,667
  Issuance of common shares, net of subscriptions receivable                                    70,161        (98)
  Payments on mortgages, capital leases and notes payable                                      (29,411)   (31,273)
  Dividends paid                                                                               (71,229)   (60,047)
  (Decrease) in minority interest, net                                                          (2,785)    (1,064)
                                                                                              --------   --------

  Net cash provided by financing activities                                                     78,343    100,185
                                                                                              --------   --------


Increase in cash                                                                                 7,089      3,279

Cash at beginning of period                                                                     17,563     11,357
                                                                                              --------   --------

Cash at end of period                                                                        $  24,652  $  14,636
                                                                                              ========   ========

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

                                   (unaudited)

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

     The Trust is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West. As of September 30, 2002, the Trust owns or has an interest in 58 community and neighborhood shopping centers comprising over 12 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, the Trust owns 55 urban and retail mixed-use properties comprising over 2 million square feet located in strategic metropolitan markets across the United States and one apartment complex. The Trust's properties were 95.5% leased at September 30, 2002.

     Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 2001 which contain the accounting policies and other data of the Trust.

     The following table sets forth the reconciliation between basic and diluted
EPS:

                                                                  Nine months ending      Three months ending
                                                                    September 30,             September 30,
Numerator                                                           2002      2001           2002      2001
Net income available for common shareholders - basic              $37,940   $45,619        $13,648   $13,194
Income attributable to operating partnership units                    777     1,049            263       289
                                                                  -------   -------        -------   -------
Net income available for common shareholders - diluted            $38,717   $46,668        $13,911   $13,483
                                                                  =======   =======        =======   =======
Denominator
Denominator for basic EPS-
  Weighted average shares                                          41,155    39,061         42,802    39,347
Effect of dilutive securities
  Stock options and awards                                            410       170            437       240
  Operating partnership units                                         856       905            797       905
                                                                  -------   -------        -------   -------

Denominator for diluted EPS                                        42,421    40,136         44,036    40,492
                                                                  =======   =======        =======   =======

Risk Management. The Trust enters into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", in order to manage interest rate risk. Derivatives are not purchased for speculation. During 2001, to hedge its exposure to interest rates on its $125 million term loan, the Trust entered into interest rate swaps, which fixed the LIBOR interest rate on the term loan at 5.27%. The current interest rate on the term loan is LIBOR plus 95 basis points, thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. The Trust is exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A- or above by Standard and Poor's Ratings Service ("S&P") and Aa2 or above by Moody's Investors Service ("Moody's"). Although the Trust's cap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of other comprehensive income within stockholders' equity and either a derivative instrument asset or liability is recorded on the balance sheet. At September 30, 2002, a cumulative unrealized loss of $5.4 million, representing the difference between the current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. Interest expense of approximately $4.5 million will be reclassified from other comprehensive income into current earnings over the next twelve months to bring the effective interest rate up to 6.22%.

     In anticipation of a $150 million Senior Unsecured Note transaction on August 1, 2002 the Trust entered into a treasury rate lock that fixed the benchmark five year treasury rate at 3.472% through August 19, 2002. The rate lock was documented as a cash flow hedge of a forecasted transaction and designated as effective at the inception of the contract. On August 16, 2002 the Trust priced the Senior Unsecured Notes with a scheduled closing date of August 21, 2002 and closed out the associated rate lock. Five year treasury rates declined between the pricing period and the settlement of the hedge purchase; therefore, to settle the rate lock, the Trust paid $1.5 million. Since the postponement of the Note transaction, the $1.5 million loss continues to be recorded as a component of other comprehensive income within stockholders' equity on the balance sheet. On August 19, 2002 a fire at Santana Row, as more fully described in Note B, destroyed approximately 50% of the residential units in the project and because of the lack of information at that time regarding the impact of the fire on Santana Row and on the Trust, the Trust did not proceed with the Note transaction. As more clarity regarding the impact of the fire has become available, the Trust believes it is probable that it will seek to raise additional capital in the public debt markets before the end of the year. If the Note transaction occurs as now anticipated, the hedge loss will be amortized into interest expense over the life of the Notes. If the Trust is unsuccessful in executing this transaction, the $1.5 million in other comprehensive income will be reclassified into current earnings, as an expense, in the fourth quarter of 2002.

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense and depreciation and amortization expense on the September 30, 2001 Statement of Operations for the three months and nine months ended September 30, 2001 have been reclassified to Income from operations of discontinued assets to assure comparability of all periods presented. In addition, certain components of real estate, accounts and notes receivable, tax deferred exchange escrows and notes receivable from employee stock plans on the December 31, 2001 Balance Sheet and the September 30, 2001 Statement of Common Shareholders Equity have been reclassified to assure comparability of all periods presented.

NOTE B - REAL ESTATE ASSETS AND ENCUMBRANCES

     On February 1, 2002 the Trust received the minority partner's interest in Santana Row in exchange for a $2.6 million investment in a partnership. A $5.9 million loan made by the Trust to the partnership on January 12, 2001 is due January 12, 2003 and is secured by real property.

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

     The proceeds from the sales of the four street retail properties and the Uptown Shopping Center were deposited in escrow with a qualified intermediary for purposes of executing tax-deferred property exchanges. On October 10, 2002 and October 28, 2002 proceeds of $16.1 million and $18.7 million, respectively, previously held by the qualified intermediary from the April 2002 sales of the street retail properties were released to the Trust as the Trust elected not to acquire any of the previously identified exchange properties. The October 10, 2002 proceeds of $16.1 million were used to pay down the Santana Row construction loan by $16.0 million. The October 28, 2002 proceeds of $18.7 million were used to pay down the Trust's syndicated credit facility.

     On June 18, 2002 a partnership, in which a subsidiary of the Trust is the general partner, sold the street retail property located at 6410 Hollywood Boulevard in Hollywood, California for $2.3 million resulting in a gain of $700,000. The proceeds from the sale were received by the partnership at closing.

     On August 19, 2002 a fire broke out at Building Seven in the Santana Row project. Building Seven contained approximately 87,000 square feet of retail space, approximately 1,000 parking spaces and 246 residential units. All but eleven of the residential units in the building, which were originally scheduled to open in early 2003, were destroyed. The retail units and parking structure sustained water and smoke damage but were not structurally impaired. The opening of these retail units, originally scheduled for September 2002, will be delayed until early 2003. The damage related to the fire was limited almost entirely to this single building. The Trust believes that it has adequate insurance coverage to substantially cover its losses from the fire. The Trust estimates the insurance claim to be in the range of $70 million to $90 million which includes costs to clean-up, repair and rebuild as well as soft costs and lost rents. The cause of the fire has yet to be determined but will not affect the Trust's insurance claim. On October 22, 2002 a $20 million insurance reimbursement was advanced by the insurance carrier bringing the total amount received to date to $21 million. This advance, which is being held in escrow by the construction lender, will be used to either fund the Building Seven clean-up and rebuilding costs or pay down the construction loan, at the option of the Trust.

     During the first nine months of 2002, the Trust loaned an additional
$1.5 million to an existing borrower with an interest rate of 10.0%. $14.4 million of notes were repaid to the Trust during the first nine months of 2002. In addition, the Trust loaned $7.2 million to the unaffiliated hotel venture at Santana Row. The loan bears interest at rates ranging from 12% to 15% and has a ten year term. During the first five years interest is payable from cash flow, if available. If cash flow is not sufficient to pay interest in full, the unpaid amount will accrue and bear interest at the same rate as the principal.

NOTE C - MORTGAGES AND CONSTRUCTION LOANS PAYABLE, NOTES PAYABLE AND OTHER LONG TERM DEBT

     At September 30, 2002 there was $65.0 million borrowed under the Trust's $300 million syndicated credit facility. The maximum amount drawn during the first nine months of 2002 was $100.0 million. The weighted average interest rate on borrowings for the nine months ended September 30, 2002 was 2.7%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At September 30, 2002 the Trust was in compliance with all loan covenants.

     On April 22, 2002 the Trust's $25 million, 8% Senior Notes were paid off through borrowings on the Trust's syndicated credit facility. In addition, the Trust's $289,000, 5.25% Convertible Subordinated Debentures were paid off on April 29, 2002 and the $3.4 million note issued in connection with a land purchase in Portland, Oregon was paid off on June 18, 2002.

     At September 30, 2002 there was $151.3 million borrowed under the construction loan for the Santana Row development in San Jose, California. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options, subject to certain operating and other conditions. The interest rate on the loan will decrease to LIBOR plus
187.5 basis points then to LIBOR plus 162.5 basis points upon achievement of certain leasing, occupancy and net operating income hurdles. There is no assurance that these conditions and hurdles will be met. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. At September 30, 2002 the Trust was in compliance with all loan covenants. As of October 28, 2002 there was $159.4 million borrowed under the construction loan, reflecting additional loan draws of $24.1 million and the loan pay down of $16.0 million. As a result of the fire at Santana Row, the construction lender has the option to halt funding on the construction loan. The Trust has had discussions with the lender and the Trust has agreed to fund the Building Seven clean-up and rebuilding costs from its syndicated credit facility and from insurance proceeds and has agreed with the lender to fund all other Phase 1 costs of the project through the construction loan. The lender has funded two draw requests since the fire totalling $24.1 million and a third draw request is anticipated to be funded by the end of October 2002.

     At September 30, 2002 there was $24.4 million borrowed under the construction loan for the Trust's Woodmont East development in Bethesda, Maryland. The loan, which has a current floating interest rate of LIBOR plus 120 basis points, was extended for one year and now matures August 29, 2003 with one additional one-year extension option. No principal payments are due until maturity. The property secures the construction loan facility.

     As a result of the fire at Santana Row both Moody's and S&P placed the Trust's credit rating under review. On October 3, 2002 Moody's confirmed its Baa2 senior unsecured debt rating for the Trust and concurrently changed its rating outlook to negative from stable. On October 9, 2002 S&P affirmed its BBB corporate credit rating with an outlook of stable.

NOTE D - SHAREHOLDERS' EQUITY

     During the first nine months of 2002, options for 427,500 shares at prices ranging from $25.16 to $27.15 per share, fair market value at the dates of award, were awarded to certain officers, employees and Trustees of the Trust. The options vest over periods ranging from six months to three years.

     On June 12, 2002 the Trust issued 2.2 million common shares at $25.98 per share netting $56.6 million, after all expenses of the offering.

NOTE E - INTEREST EXPENSE

     The Trust incurred interest totaling $64.7 million during the first nine months of 2002 and $65.1 million during the first nine months of 2001 of which $19.4 million and $12.7 million, respectively, was capitalized in connection with development projects. Interest paid was $61.0 million in the first nine months of 2002 and $56.8 million in the first nine months of 2001.

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

     The Trust is currently committed to invest approximately $8.0 million in six restaurant joint ventures in lieu of tenant allowances. The Trust will participate in profits, losses and cash flow in accordance with the terms of each individual venture but does not manage or otherwise control day to day operations of each venture. As of September 30, 2002 the Trust has invested $4.1 million; $2.8 million of which has been capitalized and $1.3 million of which has been expensed in 2002 to reflect the Trust's estimate of the permanent impairment of its investment in two of these ventures due principally to declining economic conditions. The Trust anticipates investing the remaining commitment of $3.9 million by the end of the first quarter of 2003.

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

     Under the terms of various other partnerships which own shopping center properties with a cost of approximately $71 million, the partners may exchange their 796,773 operating units for cash or the same number of common shares of the Trust, at the option of the Trust. During the second quarter of 2002 the Trust issued 100,000 common shares of the Trust valued at $2.8 million in exchange for 100,000 operating units and cash of $205,000 in exchange for an additional 7,816 operating units.

     Under the terms of four other partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or, for two of the partnerships, a limited number of common shares of the Trust at the election of the other partners. In certain of these partnerships, if the other partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

NOTE G - COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended September 30 are as follows (in thousands):

                                           Nine months          Three months
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
Retail Properties
   Minimum rents                       $174,358   $161,654   $ 58,948   $ 55,011
   Cost reimbursements                   33,984     33,310     11,791     11,500
   Percentage rents                       3,526      4,006        729        922
Apartments                                2,374      2,207        809        746
                                       --------   --------   --------   --------

                                       $214,242   $201,177   $ 72,277   $ 68,179
                                       ========   ========   ========   ========

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

     In connection with this change in business plan the Trust recorded a charge of $18.2 million. This charge included a reserve for a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several senior officers of the Trust related to the management restructuring, as well as the write-off of $1.6 million of the Trust's development costs. All charges against the reserve, totaling $8.5 million, were expended during the first nine months of 2002. An additional component of the restructuring charge is an impairment loss of $9.7 million representing the estimated loss on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Portland, Oregon, thereby adjusting the value of these assets to their estimated fair value. The Trust is marketing these properties, components of the Trust's Western region, for sale. The carrying value of these properties as of September 30, 2002, classified on the Trust's consolidated balance sheet as real estate under development, is $8.5 million.

NOTE I - DISCONTINUED OPERATIONS

     During the second quarter of 2002 the Trust sold six properties for a combined gain of $19.1 million. The net income from these properties, reported as income from operations of discontinued assets in accordance with Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was $1.2 million and $2.6 million for the nine months ended September 30, 2002 and 2001, respectively. The net income (loss) for the three months ended September 30, 2002 and 2001 was ($59,000) and $918,000, respectively. Four of these properties were components of the Trust's Northeast region and two were components of the Trust's Western region.

NOTE J - RELATED PARTY TRANSACTIONS

     The Chairman and CEO of the Trust, Steven J. Guttman, has an ownership interest in three retailers at Santana Row. The leases were negotiated at arms length at market terms. Mr Guttman will not be involved in the store's day to day operations.

NOTE K - SEGMENT INFORMATION

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

     A summary of the Trust's operations by geographic region is presented below (in thousands):

Nine months ended                                     Mid-
     September 30, 2002             Northeast       Atlantic         West          Other          Total
----------------------------------------------------------------------------------------------------------
Rental income                         $ 88,459       $100,728       $ 25,055                    $  214,242
Other income                             4,357          5,479          1,557                        11,393
Interest income -
  mortgage notes                         2,621              -          1,571                         4,192
Rental expense                         (16,231)       (22,391)       (10,666)                      (49,288)
Real estate tax                        (11,942)        (8,860)        (2,276)                      (23,078)
                                      --------       --------       --------                    ----------
  Net operating income                  67,264         74,956         15,241                       157,461
Interest and other
  income (expense)                                                                $    (430)          (430)
Interest expense                                                                    (45,313)       (45,313)
Administrative expense                                                              (10,209)       (10,209)
Restructuring expense                                                                (8,489)        (8,489)
Depreciation and
  Amortization                         (20,826)       (20,229)        (6,157)          (614)       (47,826)
                                      --------       --------       --------      ---------     ----------
Income before
  investors' share
  of operations and
  discontinued operations             $ 46,438       $ 54,727       $  9,084       ($65,055)    $   45,194
                                      ========       ========       ========      =========     ==========
Capital expenditures                  $  8,506       $ 23,896       $179,185                    $  211,587
                                      ========       ========       ========                    ==========
Real estate assets                    $745,794       $817,283       $691,463                    $2,254,540
                                      ========       ========       ========                    ==========

Nine months ended                                     Mid-
   September 30, 2001               Northeast       Atlantic         West          Other          Total
----------------------------------------------------------------------------------------------------------
Rental income                         $ 86,651       $ 90,408       $ 24,118                    $  201,177
Other income                             4,115          4,343          1,731                        10,189
Interest income -
  mortgage notes                         3,003             --            520                         3,523
Rental expense                         (17,984)       (19,379)        (7,751)                      (45,114)
Real estate tax                        (11,486)        (7,206)        (1,849)                      (20,541)
                                      --------       --------       --------                    ----------
  Net operating income                  64,299         68,166         16,769                       149,234
Interest and other income                                                         $   1,752          1,752
Interest expense                                                                    (52,360)       (52,360)
Administrative expense                                                               (9,971)        (9,971)
Depreciation and
 Amortization                          (20,177)       (17,586)        (5,092)          (706)       (43,561)
                                      --------       --------       --------      ---------     ----------
Income before
investors' share
  of operations and
  discontinued operations             $ 44,122       $ 50,580       $ 11,677       ($61,285)    $   45,094
                                      ========       ========       ========      =========     ==========
Capital expenditures                  $ 11,756       $ 76,775       $136,155                    $  224,686
                                      ========       ========       ========                    ==========
Real estate assets                    $765,507       $783,089       $516,806                    $2,065,402
                                      ========       ========       ========                    ==========

Three months ended                                    Mid-
   September 30, 2002               Northeast       Atlantic        West           Other          Total
----------------------------------------------------------------------------------------------------------
Rental income                      $    29,479    $    34,515    $     8,283                   $    72,277
Other income                             1,644          2,300            468                         4,412
Interest income -
  mortgage notes                           711           --              643                         1,354
Rental expense                          (5,268)        (7,761)        (4,442)                      (17,471)
Real estate tax                         (4,067)        (3,056)          (768)                       (7,891)
                                   -----------    -----------    -----------                   -----------
  Net operating income                  22,499         25,998          4,184                        52,681
Interest and other
  income                                                                        $       290            290
Interest expense                                                                    (13,540)       (13,540)
Administrative expense                                                               (3,713)        (3,713)
Depreciation and
  Amortization                          (6,896)        (6,877)        (2,107)          (194)       (16,074)
                                   -----------    -----------    -----------    -----------    -----------

Income before
investors' share
  of operations and
  discontinued operations          $    15,603    $    19,121    $     2,077    ($   17,157)   $    19,644
                                   ===========    ===========    ===========    ===========    ===========
Capital expenditures               $     1,471    $     5,149    $    67,713                   $    74,333
                                   ===========    ===========    ===========                   ===========
Real estate assets                 $   745,794    $   817,283    $   691,463                   $ 2,254,540
                                   ===========    ===========    ===========                   ===========

Three months ended                                    Mid-
   September 30, 2001               Northeast       Atlantic         West          Other          Total
----------------------------------------------------------------------------------------------------------
Rental income                      $    29,661    $    30,025    $     8,493                   $    68,179
Other income                             1,917          1,702            673                         4,292
Interest income -
  mortgage notes                           903           --               14                           917
Rental expense                          (5,617)        (6,875)        (2,762)                      (15,254)
Real estate tax                         (4,063)        (2,598)          (623)                       (7,284)
                                   -----------    -----------    -----------                   -----------
  Net operating income                  22,801         22,254          5,795                        50,850
Interest and other income                                                       $       761            761
Interest expense                                                                    (17,680)       (17,680)
Administrative expense                                                               (3,516)        (3,516)
Depreciation and
  Amortization                           (6,816)        (5,904)       (1,980)          (266)       (14,966)
                                    -----------    -----------   -----------    -----------    -----------
Income before
investors' share
operations and
discontinued operations            $    15,985    $    16,350    $     3,815    ($   20,701)   $    15,449
                                   ===========    ===========    ===========    ===========    ===========
Capital expenditures               $     2,651    $    45,690    $    36,242                   $    84,583
                                   ===========    ===========    ===========                   ===========
Real estate assets                 $   765,507    $   783,089    $   516,806                   $ 2,065,402
                                   ===========    ===========    ===========                   ===========

There are no transactions between geographic areas.

                         FEDERAL REALTY INVESTMENT TRUST
                                    FORM 10-Q

                               September 30, 2002


Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


          The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto of Federal Realty Investment Trust (the "Trust"). This Quarterly Report on Form 10-Q contains "forward-looking statements", within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Also, documents that the Trust subsequently files with the Securities and Exchange Commission (the "SEC") will contain forward-looking statements. The statements made herein are not all inclusive, particularly with respect to possible future events, and should be read together with other filings made by the Trust under the Securities Act and the Exchange Act. Including the risks and other risk factors contained in the Trust's Form 10-K for the fiscal year ended December 31, 2001. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Trust to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such factors include, among others,

     .    changes in our business strategy;
     . general economic and business conditions which will affect the credit worthiness of tenants;
     .    financing availability and cost;
     .    retailing trends and rental rates;
     . risks of real estate development and acquisitions, including the risk that potential acquisitions or development projects may not perform in accordance with expectations;
     . our ability to satisfy the rules to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules;
     . government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof; and
     . competition with other real estate companies, real estate projects and technology.

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

OVERVIEW

     The Trust is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West. As of September 30, 2002, the Trust owns or has an interest in 58 community and neighborhood shopping centers comprising over 12 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, the Trust owns 55 urban and retail mixed-use properties comprising over 2 million square feet located in strategic metropolitan markets across the United States and one apartment complex. The Trust's properties were 95.5% leased at September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Federal Realty meets its liquidity requirements through net cash provided by operating activities, along with debt and equity funding alternatives available to it. A significant portion of cash provided by operating activities is distributed to common and preferred shareholders in the form of dividends. Accordingly, substantial capital outlays for property acquisitions, major renovation and development projects and balloon debt repayments generally require debt or equity funding. Proceeds from the sale of selected assets provides an additional source of capital. From 1998 until November 2001, the Trust relied primarily on debt to fund these capital needs, and accordingly, debt as a percentage of total capitalization steadily increased over that period. In November 2001 the Trust issued $135 million of preferred stock and in June 2002 the Trust issued 2.2 million common shares at $25.98 per share, netting $56.6 million, after all expenses of the offering and debt as a percentage of total capitalization has therefore decreased. In the future, the Trust will look to common, preferred and joint-venture equity in addition to debt and property dispositions to fund capital needs.

     Net cash provided by operating activities was $96.9 million in the first nine months of 2002 and $88.3 million in the first nine months of 2001 of which $71.2 million and $60.0 million, respectively, was distributed to shareholders. As more fully described below, contributions from newly acquired, retenanted, redeveloped and development properties, such as Pentagon Row, were the primary sources of this increase.

     Net cash used in investing activities was $168.1 million during the first nine months of 2002 and $185.2 million during the first nine months of 2001. No real estate was acquired in the first nine months of 2002. Cash outlays to acquire real estate in the first nine months of 2001 totaled $58.1 million. During these two periods, the Trust expended an additional $181.2 million and $146.7 million, respectively, in capital improvements to its properties. The Trust invested $8.7 million during the first nine months of 2002 and $823,000 during the first nine months of 2001 in mortgage notes receivable with an average weighted interest rate of 11.7% and 10%, respectively. $14.4 million and $4.2 million of notes receivable were repaid during the first nine months of 2002 and 2001, respectively.

     On February 1, 2002 the Trust received the minority partner's interest in Santana Row in exchange for a $2.6 million investment in a partnership. A $5.9 million loan made by the Trust to the partnership on January 12, 2001 is due January 12, 2003.

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

     The proceeds from the sales of the four street retail properties and the Uptown Shopping Center were deposited in escrow with a qualified intermediary for purposes of executing tax-deferred property exchanges. On October 10, 2002 and October 28, 2002 proceeds of $16.1 million and $18.7 million, respectively, previously held by the qualified intermediary from the April 2002 sales of the street retail properties were released to the Trust as the Trust elected not to acquire any of the previously identified exchange properties. The October 10, 2002 proceeds of $16.1 million were used to pay down the Santana Row construction loan by $16.0 million. The October 28, 2002 proceeds of $18.7 million were used to pay down the Trust's syndicated credit facility.

     On June 18, 2002 a partnership, in which a subsidiary of the Trust is the general partner, sold the street retail property located at 6410 Hollywood Boulevard in Hollywood, California for $2.3 million resulting in a gain of $700,000. The proceeds from the sale were received by the partnership at closing. In addition, on June 20, 2002 the proceeds of $6 million previously held by a qualified intermediary from the 2001 sale of the street retail property located at 101 East Oak Street in Chicago, Illinois were released to the Trust.

     Of the $181.2 million spent in the first nine months of 2002 on the Trust's existing real estate portfolio, approximately $149.4 million was invested in development projects in San Jose, California and in Arlington, Virginia. The remaining $31.8 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments including the Congressional Apartments in Rockville, Maryland, the completion of tenant work at the Trust's Woodmont East development in Bethesda, Maryland and the redevelopment of retail buildings in San Antonio, Texas.

     Net cash provided by financing activities, before dividend payments, was $149.6 million in the first nine months of 2002 and $160.2 million in the first nine months of 2001. During the first nine months of 2002 the Trust borrowed $89.3 million and $1.3 million on its Santana Row and Woodmont East construction loans, respectively. The $56.6 million of proceeds from a 2.2 million share common stock offering in June 2002 were used to pay down on the Trust's syndicated credit facility, which the Trust uses to fund many capital needs prior to obtaining longer term financing. Maturities of $25 million of 8% Senior Notes, $289,000 of 5.25% Convertible Subordinated Debentures and a $3.4 million note were paid during the first nine months of 2002. At September 30, 2002 there was $65.0 million borrowed under this credit facility. The maximum amount drawn during the first nine months of 2002 was $100.0 million. The weighted average interest rate on borrowings for the nine months ended September 30, 2002 was 2.7%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. As of October 28, 2002 there was $63.0 million borrowed under the credit facility.

     As a result of the fire at Santana Row both Moody's Investors Service ("Moody's") and Standard & Poor's Ratings Service ("S&P") placed the Trust's credit rating under review. On October 3, 2002 Moody's confirmed its Baa2 senior unsecured debt rating for the Trust and concurrently changed its rating outlook to negative from stable. On October 9, 2002 S&P affirmed its BBB corporate credit rating with an outlook of stable.

     Capital requirements for the remainder of 2002 will depend upon acquisition opportunities, the rate of completion of Santana Row and the level of improvements and redevelopments on existing properties. The Trust's credit facility, with $235 million available at September 30, 2002, and the $120 million remaining on the Santana Row construction loan, after the $16 million pay down on October 10, 2002 reduced the loan availability to $279 million, are anticipated to be sufficient to fund the Trust's acquisition, development and redevelopment needs through the end of 2002. In addition, the Trust currently has $20 million, after the $35 million receipt of proceeds from the 2002 sales of the four street retail properties, being held in escrow by a qualified intermediary for purposes of executing tax-deferred property exchanges, available to fund acquisition activity.

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

     On August 19, 2002 a fire broke out at Building Seven in the Santana Row project. Building Seven contained approximately 87,000 square feet of retail space, approximately 1,000 parking spaces and 246 residential units. All but eleven of the residential units in the building, which were originally scheduled to open in early 2003, were destroyed. The retail units and parking structure sustained water and smoke damage but were not structurally impaired. The opening of these retail units, originally scheduled for September 2002, will be delayed until early 2003. The damage related to the fire was limited almost entirely to this single building. The Trust believes that it has adequate insurance coverage to substantially cover its losses from the fire. The Trust estimates the insurance claim to be in the range of $70 million to $90 million which includes costs to clean-up, repair and rebuild as well as soft costs and lost rents. The cause of the fire has yet to be determined but will not affect the Trust's insurance claim. On October 22, 2002 a $20 million insurance reimbursement was advanced by the insurance carrier bringing the total amount received to date to $21 million. This advance, which is being held in escrow by the construction lender, will be used to either fund the Building Seven clean-up and rebuilding costs or pay down the construction loan, at the option of the Trust.

     As a result of the fire and the resulting delay in the opening of the project from September 19, 2002 the Trust has redefined Phase 1 of the Santana Row project. The redefined Phase 1 of the project includes Santana Row, the "1,500 foot long main street" and eight buildings which will contain approximately 445,000 square feet of retail space, 255 residential units, a 214 room hotel and the supporting infrastructure. The first building, containing 40,000 square feet and occupied by Crate & Barrel, opened on June 27, 2002. Seven buildings comprising approximately 400,000 square feet of retail space are expected to be substantially completed during the fourth quarter of 2002 with a rescheduled opening date of November 7, 2002. The Trust estimates the total cost of the redefined Phase 1 to be approximately $445 million, net of insurance proceeds. As of September 30, 2002, the Trust has incurred costs of $396 million including the purchase of the land, costs associated with the Building Seven fire and related cleanup, before any insurance reimbursements, and costs for future phases of the project. The Trust estimates that it will spend approximately $68 million, before insurance reimbursements, in the fourth quarter of 2002 relating to the first phase of the project.

     The Trust is evaluating its Building Seven residential options and alternatives taking into account costs incurred to date, costs to rebuild and market conditions. The Trust believes that it will be able to rebuild an economically viable residential component for Building Seven.

     On April 17, 2001, the Trust closed on a $295 million construction loan. The loan, which initially bears interest at LIBOR plus 212.5 basis points, matures April 16, 2004 with two one-year extension options, subject to certain operating and other conditions. The interest rate on the loan will decrease to LIBOR plus 187.5 basis points then to LIBOR plus 162.5 basis points upon the achievement of certain leasing, occupancy and net operating income hurdles. There is no assurance that these conditions and hurdles will be met. The construction loan requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. As of September 30, 2002, $151.3 million was borrowed under the loan. As of October 28, 2002 there was $159.4 million borrowed under the construction loan, reflecting additional loan draws of $24.1 million less the loan pay down of $16.0 million, which reduced the loan availability from $295 million to $279 million. As a result of the fire at Santana Row, the construction lender has the option to halt funding on the construction loan. The Trust has had discussions with the lender and the Trust has agreed to fund the Building Seven clean-up and rebuilding costs from its syndicated credit facility and from insurance proceeds and has agreed with the lender to fund all other Phase 1 costs of the project through the construction loan. The lender has funded two draw requests since the fire totalling $24.1 million and a third draw request is anticipated to be funded by the end of October 2002.

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

     The Trust is currently committed to invest approximately $8.0 million in six restaurant joint ventures in lieu of tenant allowances. The Trust will participate in profits, losses and cash flow in accordance with the terms of each individual venture but does not manage to otherwise control day to day operations of each venture. As of September 30, 2002 the Trust has invested $4.1 million; $2.8 million of which has been capitalized and $1.3 million of which has been expensed in 2002 to reflect the Trust's estimate of the permanent impairment of its investment in two of these ventures due principally to declining economic conditions. The Trust anticipates investing the remaining commitment of $3.9 million by the end of the first quarter of 2003.

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

     Under the terms of various other partnerships which own shopping center properties with a cost of approximately $71 million, the partners may exchange their 796,773 operating units for cash or the same number of common shares of the Trust, at the option of the Trust. During the second quarter of 2002 the Trust issued 100,000 common shares of the Trust valued at $2.8 million in exchange for 100,000 operating units and cash of $205,000 in exchange for an additional 7,816 operating units.

     Under the terms of four other partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require the Trust to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or, for two of the partnerships, a limited number of common shares of the Trust at the election of the other partners. In certain of these partnerships, if the other partners do not redeem their interest, the Trust may choose to purchase the limited partnership interests upon the same terms.

RESULTS OF OPERATIONS

     The Trust has historically reported its funds from operations ("FFO") in addition to its net income and net cash provided by operating activities. FFO is a supplemental measure of real estate companies' operating performance. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income) and should not be considered an alternative to net income as an indication of the Trust's performance or to cash flow as a measure of liquidity or ability to pay dividends. The Trust considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of the Trust's presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     The reconciliation of net income to funds from operations is as follows:

                                                                 Nine months ending     Three months ending
                                                                    September 30,           September 30,
                                                                  2002        2001        2002       2001
                                                                --------    --------    --------   --------
Net income available for common shareholders - basic            $ 37,940    $ 45,619    $ 13,648   $ 13,194
(Gain)on sale of real estate net of loss on
   abandoned developments held for sale                           (9,454)     (7,898)       --         --
Depreciation and amortization of real estate
   assets                                                         43,672      40,139      14,614     13,764
Amortization of initial direct costs of leases                     3,546       3,015       1,175      1,039
Income attributable to operating partnership units                   777       1,049         263        289
                                                                --------    --------    --------   --------
Funds from operations for common shareholders                   $ 76,481    $ 81,924    $ 29,700   $ 28,286
                                                                ========    ========    ========   ========


NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

Consolidated Results

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 6.5% from $201.2 million in the first nine months of 2001 to $214.2 million in the first nine months of 2002. On a same center basis, rental income increased 3.7%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as increases associated with lease rollovers. Same center basis for the nine months ended September 30, 2002 excludes Williamsburg Shopping Center in Williamsburg, Virginia, 101 E. Oak Street in Chicago, Illinois and 70/10 Austin Street in Forest Hills, New York which were sold in 2001, Friendship Center in Washington, D.C. which was purchased on September 21, 2001, the office building located at 580 Market Street in San Francisco, California which was exchanged for the minority partner's interest in Santana Row and properties under development in 2001 and 2002, including Pentagon Row in Arlington, Virginia and Santana Row in San Jose, California. Same center basis, as defined above, includes properties which have been redeveloped or expanded. Same center rental income, excluding the contribution from property redevelopments and expansions, increased 3.0%.

     Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. Other property income increased 11.8% from $10.2 million in the first nine months of 2001 to $11.4 million in the first nine months of 2002 due to increases in lease termination fees, utility reimbursements and the income earned, including a one-time $800,000 perpetual easement payment from a residential developer that has commenced development on an adjacent site, at the Pentagon Row project which began phasing into service in the second quarter of 2001. On a same center basis, other property income remained constant at $9.4 million in each period.

     Interest and other income includes interest earned on mortgage notes receivable, overnight cash investments, including tax-deferred exchange escrow deposits, as well as a provision for estimated losses related to various unconsolidated restaurant joint ventures. This provision of $1.3 million represents the Trust's best estimate of the diminution of value of these investments which the Trust believes to be permanent based upon the current economic climate surrounding these ventures. Interest and other income decreased $1.5 million from $5.3 million in 2001 to $3.8 million in 2002 due to these joint venture costs.

     Rental expenses increased 9.3% from $45.1 million in the first nine months of 2001 to $49.3 million in the first nine months of 2002. Expenses for the Pentagon Row project and pre-opening and marketing expenses at Santana Row were the major causes of this increase. As a result of the pre-opening and marketing expenses at Santana Row, rental expense as a percentage of property income, rental income plus other property income, increased slightly from 21.3% in 2001 to 21.8% in 2002. On a same center basis, rental expenses decreased 3.5% from $43.0 million in 2001 to $41.5 million in 2002, primarily due to decreased snow removal costs and lower bad debt in 2002. Same center rental expense, excluding the effect of property redevelopments and expansions, decreased 4.5%.

     Real estate taxes increased 12.4% from $20.5 million in the first nine months of 2001 to $23.1 million in the first nine months of 2002. On a same center basis, real estate taxes increased 9.9% due primarily to increased taxes on recently redeveloped properties and overall increases in tax assessments. Same center real estate taxes, excluding the effect of property redevelopments and expansions, increased 8.8%.

     Depreciation and amortization expenses increased 9.8% from $43.6 million in the first nine months of 2001 to $47.8 million in the first nine months of 2002 reflecting the impact of recent new developments, tenant improvements and property redevelopments which were placed in service throughout 2001 and the first nine months of 2002.

     During the first nine months of 2002 the Trust incurred interest of $64.7 million, of which $19.4 million was capitalized, as compared to 2001's $65.1 million of which $12.7 million was capitalized. The modest decrease in interest expense is a result of lower interest expense on the Trust's syndicated credit facility, reflecting the pay-down on the credit facility with the proceeds from the November 2001 preferred stock offering and the June 2002 common stock offering, as well as lower interest rates on the Trust's variable rate debt offset by the additional construction debt issued to fund the Trust's capital improvement programs. The ratio of earnings to combined fixed charges (consisting of interest on borrowed funds, including capitalized interest, amortization of debt discount and expenses and the portion of rent expense representing an interest factor) and preferred dividends was 1.11x and 1.35x for the first nine months of 2002 and 2001, respectively. The ratio of earnings to fixed charges was 1.36x and 1.47x during the first nine months of 2002 and 2001, respectively. The ratio of earnings before interest, income taxes, depreciation and amortization ("EBITDA") to combined fixed charges and preferred dividends was 1.69x for the first nine months of 2002 and 1.93x for the first nine months of 2001. Excluding the one-time restructuring charge of $8.5 million in the first quarter of 2002, the Trust's ratio of earnings to combined fixed charges and preferred dividends was 1.22x and 1.35x for the first nine months of 2002 and 2001, respectively; the ratio of earnings to fixed charges was 1.49x and 1.47x during the first nine months of 2002 and 2001, respectively; and the ratio of EBITDA to combined fixed charges and preferred dividends was 1.80x for the first nine months of 2002 and 1.93x for the first nine months of 2001.

     Administrative expenses increased 2.4% from $10.0 million for the nine months ended September 30, 2001 to $10.2 million for the nine months ended September 30, 2002. Administrative expenses as a percentage of revenue decreased from 4.6% in the first nine months of 2001 to 4.5% in the first nine months of 2002.

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

     In connection with this change in business plan the Trust recorded a charge of $18.2 million. This charge included a reserve for a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several senior officers of the Trust related to the management restructuring, as well as the write-off of $1.6 million of the Trust's development costs. All charges against the reserve, totaling $8.5 million, were expended during the first nine months of 2002. An additional component of the restructuring charge is an impairment loss of $9.7 million representing the estimated loss on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Portland, Oregon, thereby adjusting the value of these assets to their estimated fair value. The Trust is marketing these properties, components of the Trust's Western region, for sale. The current carrying value of these properties as of September 30, 2002, classified on the Trust's consolidated balance sheet as real estate under development, is $8.5 million.

     During the second quarter of 2002 the Trust sold six street retail properties for a combined gain of $19.1 million. Four of these properties were components of the Trust's Northeast region and two were components of the Trust's Western region. The gain on sale of real estate during the nine months ended September 30, 2002 was offset by the impairment loss of $9.7 million on the abandonment of developments held for sale.

     During the second quarter of 2001 the Trust sold the Williamsburg Shopping Center in Williamsburg, Virginia for $16.7 million resulting in a gain of $7.9 million.

     Investors' share of operations represents the minority interest in the income of certain properties. The $600,000 decrease from $4.0 million for the first nine months of 2001 to $3.4 million for the first nine months of 2002 is due to the Trust's 2001 purchase of the minority interest in nine street retail buildings in southern California and three street retail buildings in Forest Hills, New York and the operating unit holders share of the first quarter 2002 loss.

     The net income from the six properties sold in 2002, reported as income from operations of discontinued assets, was $1.2 million and $2.6 million for the nine months ended September 30, 2002 and 2001, respectively.

     As a result of the foregoing items, income before gain on sale of real estate net of loss on abandoned developments held for sale and discontinued operations increased from $41.1 million during the first nine months of 2001 to $41.8 million during the first nine months of 2002, while net income increased from $51.6 million during the first nine months of 2001 to $52.5 million during the first nine months of 2002. Net income available for common shareholders decreased from $45.6 million during the first nine months of 2001 to a $37.9 million during the first nine months of 2002, as a result of the forgoing items and as a result of an increase of $8.6 million in preferred dividends on the 8.5% preferred shares issued in November 2001.

     Growth in net income and funds from operations during the remainder of 2002 will be primarily dependent on contributions from the core portfolio. Growth of net income from the core portfolio is, in part, dependent on the general economy, the financial health of the Trust's tenants and on controlling expenses, some of which are beyond the complete control of the Trust, such as snow removal, insurance and real estate tax assessments. The current weakening of the retail and overall economic environment could adversely impact the Trust by increasing vacancies and decreasing rents. In past weak retail and real estate environments, however, the Trust has been able to replace weak and bankrupt tenants with stronger tenants; management believes that due to the quality of the Trust's properties there will continue to be demand for its space. The Trust's properties were 95.5% leased at September 30, 2002 and 95.8% leased at September 30, 2001.

     Growth in the core portfolio, however, will be offset by expenses at Santana Row. Leasing, marketing and pre-opening expenses at Santana Row prior to its scheduled opening in November, 2002 and additional depreciation and interest expense as the project is phased into operations will have a dilutive effect on 2002 and 2003 earnings.

     Growth in net income is also dependent on the amount of the Trust's leverage and interest rates. The Trust's leverage is increasing as it finances its development projects. In addition, to the extent variable-rate debt is unhedged, the Trust will continue to have exposure to changes in market interest rates. If interest rates increase, net income and funds from operations, as well as the ultimate cost of the Trust's development and redevelopment projects, will be negatively impacted. Net income available for common shareholders' and funds from operations will also be reduced by the November 2001 issuance of the 8.5% Series B Cumulative Redeemable Preferred Shares.

Segment Results

         The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):

                                         For the nine months ended September 30,
                                                    2002           2001
--------------------------------------------------------------------------------
Rental income
         Northeast                                $ 88,459       $ 86,651
         Mid-Atlantic                              100,728         90,408
         West                                       25,055         24,118
                                                  --------       --------

             Total                                $214,242       $201,177
                                                  ========       ========

                                         For the nine months ended September 30,
                                                    2002           2001
--------------------------------------------------------------------------------
Net operating income, including interest income on mortgage notes receivable
         Northeast                               $ 67,264        $ 64,299
         Mid-Atlantic                              74,956          68,166
         West                                      15,241          16,769
                                                 --------        --------
                                                 $157,461        $149,234
                                                 ========        ========

The Northeast

     The Northeast region is comprised of forty-eight assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the first nine months of 2002 with 2001, rental income increased 2.1% from $86.7 million in 2001 to $88.5 million in 2002. On a same center basis, excluding 101 E. Oak Street and 70/10 Austin Street which were sold in 2001, rental income increased 3.1% from $85.8 million in 2001 to $88.5 million in 2002, due to increases at recently redeveloped and retenanted shopping centers such as Bala Cynwyd, Brunswick, Dedham, Fresh Meadows and Wynnewood as well as increases associated with lease rollovers. Same center rental income, excluding the contribution from property redevelopments and expansions, increased 2.8%.

     Net operating income, including interest income on mortgage notes receivable, increased 4.6% from $64.3 million in 2001 to $67.3 million in 2002. On a same center basis, as defined above, net operating income increased 6.6% from $62.6 million in 2001 to $66.8 million in 2002, primarily due to increases at the recently redeveloped and retenanted shopping centers, lease rollovers and significantly lower common area maintenance costs, specifically snow removal costs. Same center net operating income, excluding the contribution from property redevelopments and expansions, increased 6.4%.

The Mid-Atlantic

     The Mid-Atlantic region is comprised of thirty-two assets, including Pentagon Row, which was substantially completed in 2002, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

     When comparing the first nine months of 2002 with 2001, rental income increased 11.4% from $90.4 million in 2001 to $100.7 million in 2002. On a same center basis, excluding Williamsburg Shopping Center which was sold in 2001, Friendship Center which was purchased in 2001 and Pentagon Row which is being phased into service throughout 2001 and 2002, rental income increased 3.2%, due primarily to successful retenanting at several shopping centers and street retail properties, as well as the increased rental income from the Trust's Woodmont East project in Bethesda, Maryland which was open and occupied for a full nine months in 2002. These increases were offset by higher vacancy levels at three of the region's shopping centers. There were no significant contributions from redevelopments or expansions in this region during the nine months ended September 30 2002 and 2001.

     When comparing the first nine months of 2002 with 2001, net operating income increased 10.0% from $68.2 million in 2001 to $75.0 million in 2002. On the same center basis as defined above, net operating income increased 2.6%, with the increased rental income offset by increased real estate taxes.

The West

     The Western region is comprised of thirty-four assets, including Santana Row, which is currently under development, extending from Texas to the West Coast.

     When comparing the first nine months of 2002 with 2001 on a same center basis, which excludes 580 Market Street which was exchanged for the minority partner's interest in Santana Row and Santana Row, which is currently under development, rental income increased 7.4% from $23.3 million in 2001 to $25.0 million in 2002, due to increases from the recently redeveloped and retenanted properties in the Los Angeles area, San Francisco and Los Gatos, California as well as increases associated with lease rollovers. Same center rental income, excluding the contribution from redevelopments and expansions, increased 4.4%. On an overall basis, rental income increased 3.9%, from $24.1 million in 2001 to $25.1 million in 2002.

     On a same center basis as defined above, net operating income, including interest income on mortgage notes receivable, increased 8.8% from $16.7 million in 2001 to $18.2 million in 2002, due primarily to increases from the recently redeveloped and retenanted properties in the Los Angeles area, San Francisco and Los Gatos, California and higher participating interest income on mortgage notes receivable. Same center net operating income, excluding the contribution from redevelopments and expansions, increased 7.8%. Overall net operating income decreased from $16.8 million in 2001 to $15.2 million in 2002, reflecting the above mentioned increases offset by the marketing, leasing and start-up costs associated with Santana Row.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Consolidated Results

     Rental income, which consists of minimum rent, percentage rent and cost recoveries, increased 6.0% from $68.2 million in the third quarter of 2001 to $72.3 million in the third quarter of 2002. On a same center basis, rental income increased 3.1%, due primarily to the favorable impact of redeveloped and retenanted centers, as well as, increases associated with lease rollovers. Same center basis, in the third quarter of 2002, excludes Williamsburg Shopping Center in Williamsburg, Virginia, 101 E. Oak Street in Chicago, Illinois and 70/10 Austin Street in Forest Hills, New York which were sold in 2001, Friendship Center in Washington, D.C. which was purchased on September 21, 2001, the office building located at 580 Market Street in San Francisco, California which was exchanged for the minority partner's interest in Santana Row and properties under development in 2001 and 2002, including Pentagon Row in Arlington, Virginia and Santana Row in San Jose, California. Same center basis, as defined above, includes properties which have been redeveloped or expanded. Same center rental income, excluding the contribution from property redevelopments and expansions, increased 2.9%.

     Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. Other property income increased 2.8% from $4.3 million in the third quarter 2001 to $4.4 million in the third quarter of 2002 due to the income earned, including a one-time $800,000 perpetual easement payment from a residential developer that has commenced development on an adjacent site, at the Pentagon Row project which began phasing into service in the second quarter of 2001. The increases associated with Pentagon Row were offset by lower lease termination fees, utility reimbursements and parking income. On a same center basis, other property income decreased $500,000 or 13.9% as a result of the decreases mentioned above.

     Interest and other income includes interest earned on mortgage notes receivable and overnight cash investments, including tax-deferred exchange escrow deposits. Interest and other income remained constant at $1.7 million in 2001 and 2002.

     Rental expenses increased 14.5% from $15.3 million in the third quarter of 2001 to $17.5 million in the third quarter of 2002. Expenses for the Pentagon Row project and pre-opening and marketing expenses at Santana Row were the major causes of this increase. As a result of the pre-opening and marketing expenses at Santana Row in 2002, rental expense as a percentage of property income, rental income plus other property income, increased from 21.1% in 2001 to 22.8% in 2002. On a same center basis, rental expenses increased 3.3% from $14.0 million in 2001 to $14.5 million in 2002, primarily due to increased utility and insurance costs in 2002. Same center rental expense, excluding the effect of property redevelopments and expansions, increased 1.8%.

     Real estate taxes increased 8.3% from $7.3 million in the third quarter of 2001 to $7.9 million in the third quarter of 2002. On a same center basis, real estate taxes increased 6.6% due primarily to increased taxes on recently redeveloped properties and overall increases in tax assessments. Same center real estate taxes, excluding the effect of property redevelopments and expansions, increased 5.8%.

     Depreciation and amortization expenses increased 7.4% from $15.0 million in the third quarter of 2001 to $16.1 million in the third quarter of 2002 reflecting the impact of recent new developments, tenant improvements and property redevelopments which were placed in service throughout 2001 and the first nine months of 2002.

     During the third quarter of 2002 the Trust incurred interest of $21.5 million, of which $8.0 million was capitalized, as compared to 2001's $22.5 million of which $4.8 million was capitalized. The decrease in interest expense is a result of lower interest expense on the Trust's syndicated credit facility, reflecting the pay-down on the credit facility with the proceeds from the November 2001 preferred stock offering and the June 2002 common stock offering, as well as lower interest rates on the Trust's variable rate debt offset by the additional construction debt issued to fund the Trust's capital improvement programs.

     Administrative expenses, while increasing from $3.5 million in the third quarter of 2001 to $3.7 million in the third quarter of 2002 remained at 4.7% of revenue.

     Investors' share of operations represents the minority interest in the income of certain properties. The $100,000 decrease from $1.2 million in the third quarter of 2001 to $1.1 million in the third quarter of 2002 is due to the Trust's 2001 purchase of the minority interest in nine street retail buildings in southern California and three street retail buildings in Forest Hills, New York.

     During the second quarter of 2002 the Trust sold six properties. The net income (loss) from these properties, reported as income from operations of discontinued assets, was ($59,000) and $918,000 for the three months ended September 30, 2002 and 2001, respectively.

     As a result of the foregoing items, income before discontinued operations increased from $14.3 million during the third quarter of 2001 to $18.6 million during the third quarter of 2002, while net income increased from $15.2 million during the third quarter of 2001 to $18.5 million during the third quarter of 2002. Net income available for common shareholders increased from $13.2 million during the third quarter of 2001 to $13.6 million during the third quarter of 2002, as a result of the forgoing items, offset by the increase of $2.9 million in preferred dividends on the 8.5% preferred shares issued in November 2001.

Segment Results

     The Trust operates its portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

Historical operating results for the three regions are as follows (in thousands):

                                       For the three months ended September 30,
                                                2002            2001
-------------------------------------------------------------------------------
Rental income
         Northeast                            $29,479         $29,661
         Mid-Atlantic                          34,515          30,025
         West                                   8,283           8,493
                                              -------         -------

              Total                           $72,277         $68,179
                                              =======         =======

                                       For the three months ended September 30,
                                                2002            2001
-------------------------------------------------------------------------------
Net operating income, including interest income on mortgage notes receivable
         Northeast                            $22,499        $22,801
         Mid-Atlantic                          25,998         22,254
         West                                   4,184          5,795
                                              -------        -------

                                              $52,681        $50,850
                                              =======        =======



The Northeast

     The Northeast region is comprised of forty-eight assets, extending from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     When comparing the third quarter of 2002 with 2001, rental income decreased approximately $200,000 from $29.7 million in 2001 to $29.5 million in 2002 due to lower cost reimbursements at three shopping center properties and higher vacancy at one shopping center property. On a same center basis, excluding 101
E. Oak Street and 70/10 Austin Street which were sold in 2001, rental income increased $100,000 from $29.4 million in 2001 to $29.5 million in 2002, primarily due to increases at recently redeveloped and retenanted shopping centers such as Dedham, Ellisburg and Fresh Meadows as well as increases associated with lease rollovers offset by lower cost reimbursements and vacancies. Same center rental income, excluding the contribution from property redevelopments and expansions, increased approximately $200,000.

     Net operating income, including interest income on mortgage notes receivable, decreased 1.3% from $22.8 million in 2001 to $22.5 million in 2002 due primarily to lower rental income, as stated above, and lower mortgage note interest as a $10 million mortgage note was paid off in July 2002. On a same center basis, as defined above, net operating income increased 1.1% from $22.3 million in 2001 to $22.5 million in 2002, due to increases at the recently redeveloped and retenanted shopping centers offset by lower cost reimbursements, vacancies and lower mortgage note interest. Same center net operating income, excluding the contribution from property redevelopments and expansions, increased 1.5%.

The Mid-Atlantic

     The Mid-Atlantic region is comprised of thirty-two assets, including Pentagon Row, which was substantially completed in 2002, extending from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

     When comparing the third quarter of 2002 with 2001, rental income increased 15.0% from $30.0 million in 2001 to $34.5 million in 2002. On a same center basis, excluding Williamsburg Shopping Center which was sold in 2001, Friendship Center which was purchased in 2001 and Pentagon Row which is being phased into service throughout 2001 and 2002, rental income increased 6.5% from $29.6 million in 2001 to $31.5 million in 2002 due primarily to successful retenanting at several shopping centers and street retail properties. There were no significant contributions from redevelopments or expansions in this region during the three months ended September 30, 2002 and 2001.

     When comparing the third quarter of 2002 with 2001, net operating income increased 16.8% from $22.3 million in 2001 to $26.0 million in 2002. On the same center basis, as defined above, net operating income increased 6.6% from $21.9 million in 2001 to $23.4 million in 2002 due to increased rental income.

The West

     The Western region is comprised of thirty-four assets, including Santana Row, which is currently under development, extending from Texas to the West Coast.

     When comparing the third quarter of 2002 with 2001 on a same center basis, which excludes 580 Market Street which was exchanged for the minority partner's interest in Santana Row and Santana Row, which is currently under development, rental income increased approximately $100,000 from $8.2 million in 2001 to $8.3 million in 2002, due primarily to successful retenanting at two street retail properties. The increase in rental income in the third quarter of 2002 was offset by retroactive rental income adjustments of approximately $142,000 recorded in the third quarter of 2001 at one street retail property. There were no significant contributions from redevelopments or expansions in this region in the three months ended September 30, 2002 and 2001. On an overall basis, rental income decreased 2.5%, from $8.5 million in 2001 to $8.3 million in 2002.

     On a same center basis, as defined above, net operating income, including interest income on mortgage notes receivable, decreased 10.9% from $6.2 million in 2001 to $5.6 million in 2002. The increase in rental income was offset by higher operating costs and lower parking and storage revenue. Same center net operating income, excluding the contribution from redevelopments and expansions, decreased 7.4%. Overall net operating income decreased 27.8% from $5.8 million in 2001 to $4.2 million in 2002, reflecting the above mentioned decreases in addition to the marketing, leasing and start-up costs associated with Santana Row.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust's use of financial instruments, such as debt instruments, subject the Trust to market risk which may affect the Trust's future earnings and cash flows as well as the fair value of its assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. The Trust manages its market risk by attempting to match anticipated inflow of cash from its operating, investing and financing activities with anticipated outflow of cash to fund debt payments, dividends to common and preferred shareholders, investments, capital expenditures and other cash requirements. The Trust also enters into derivative financial instruments such as interest rate swaps to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt.

     The following discussion of market risk is based solely on hypothetical changes in interest rates related to the Trust's variable rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

Interest Rate Risk

     The Trust's interest rate risk is most sensitive to fluctuations in interest rates on its variable rate debt. At September 30, 2002, the Trust had $115.9 million of variable rate debt, not including the $151.3 million Santana Row variable rate construction loan of which the majority of the interest is capitalized to the development project. Based upon this balance of variable operating debt, if interest rates increased 1%, the Trust's earnings and cash flows would decrease by approximately $1.2 million. If interest rates decreased 1%, the Trust's earnings and cash flows would increase by approximately $1.2 million. The Trust believes that the change in the fair value of its financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its total assets and total liabilities.

Cash Flow Hedges

     The Trust uses derivative financial instruments to convert a portion of its variable rate debt to fixed rate debt and to manage its fixed to variable rate debt ratio. A description of these derivative financial instruments is contained in Note A to the Notes to Consolidated Financial Statements contained in "Item
1. Financial Statements" and is incorporated by reference into this Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

     The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Trust's management, including its Chairman and Chief Executive Officer, its President and Chief Operating Officer and its Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including its Chairman and Chief Executive Officer, its President and Chief Operating Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based on the foregoing, the Trust's Chairman and Chief Executive Officer, its President and Chief Operating Officer and its Senior Vice President and Chief Financial Officer concluded that the Trust's disclosure controls and procedures were effective.

     There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Trust completed its evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to Vote to Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

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

     (10)(i) Amendment to Promissory Notes dated May 31, 2002 between Federal Realty Investment Trust and Steven J. Guttman.

         (ii) Amendment to Stock Option Agreements dated August 15, 2002 between Federal Realty Investment Trust and Dawn M. Becker.

         (iii) Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes.

   (B)    Reports on Form 8-K

     A Form 8-K, dated June 30, 2002 was filed on August 12, 2002 in response to
Item 5.

     A Form 8-K, dated September 4, 2002 was filed on September 4, 2002 in response to Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FEDERAL REALTY INVESTMENT TRUST
                                        -------------------------------


October 30, 2002                        /s/ Steven J. Guttman
                                        ----------------------
                                        Steven J. Guttman, Chairman, Chief
                                        Executive Officer and Trustee
                                        (Principal Executive Officer)


October 30, 2002                        /s/ Larry E. Finger
                                        -------------------
                                        Larry E. Finger, Senior Vice President
                                        and Chief Financial Officer(Principal
                                        Accounting Officer)

                                  CERTIFICATION

I, Steven J. Guttman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Federal Realty Investment Trust;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          DATE: October 30, 2002             /s/ Steven J. Guttman
                ----------------             ----------------------
                                             NAME: Steven J. Guttman
                                             TITLE: Chairman and Chief Executive
                                                    Officer

                                  CERTIFICATION

I, Donald C. Wood, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Federal Realty Investment Trust;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


              DATE: October 30, 2002        /s/ Donald C. Wood
                    -----------------       ------------------
                                            NAME: Donald C. Wood
                                            TITLE: President and Chief Operating
                                                   Officer

                                  CERTIFICATION

I, Larry E. Finger, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Federal Realty Investment Trust;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          DATE: October 30, 2002                  /s/ Larry E. Finger
                ----------------                  ----------------
                                                  NAME: Larry E. Finger
                                                  TITLE: Senior Vice President
                                                         and Chief Financial
                                                         Officer

                                  CERTIFICATION

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Steven J. Guttman, the Chairman and Chief Executive Officer of Federal Realty Investment Trust (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 (the "Report"). The undersigned hereby certifies that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 30, 2002                       /s/ Steven J. Guttman
      ----------------                       ----------------------
                                             Name: Steven J. Guttman
                                             Title: Chairman and Chief Executive
                                                    Officer

                                  CERTIFICATION

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Donald C. Wood, the President and Chief Operating Officer of Federal Realty Investment Trust (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002, (the "Report"). The undersigned hereby certifies that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 30, 2002                      /s/ Donald C. Wood
      ----------------                      -------------------
                                            Name: Donald C. Wood
                                            Title: President and Chief Operating
                                                   Officer

                                  CERTIFICATION

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Larry E. Finger, the Senior Vice President and Chief Financial Officer of Federal Realty Investment Trust (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending September 30, 2002 (the "Report"). The undersigned hereby certifies that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 30, 2002                    /s/ Larry E. Finger
      ---------------------               --------------------
                                          Name: Larry E. Finger
                                          Title: Senior Vice President and Chief
                                                 Financial Officer

EXHIBIT INDEX

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

     (10)(i) Amendment to Promissory Notes dated May 31, 2002 between Federal Realty Investment Trust and Steven J. Guttman.

         (ii) Amendment to Stock Option Agreements dated August 15, 2002 between Federal Realty Investment Trust and Dawn M. Becker.

         (iii) Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes.