Form 10-K
period 2002-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2003-03-26
CIK 34903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [X] Annual report pursuant to the Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2002

                                       Or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
             For the transition period from _________ to __________

                         Commission file number: 1-07533

                         FEDERAL REALTY INVESTMENT TRUST
--------------------------------------------------------------------------------
       (Exact Name of Registrant as Specified in its Declaration of Trust)

      Maryland                                            52-0782497
------------------------                       ---------------------------------
(State of Organization)                        (IRS Employer Identification No.)

       1626 East Jefferson Street,
          Rockville, Maryland                                20852
----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (301) 998-8100
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                Title of Each Class                                   Name Of Each Exchange On Which Registered
------------------------------------------------------            --------------------------------------------------
Common Shares of Beneficial  Interest,  $.01 par value
per share, with  associated  Common Share  Purchase Rights                      New York Stock Exchange

7.95% Series A Cumulative Redeemable Preferred Shares
  of Beneficial Interest, par value $.01 per share,
     (Liquidation Preference $25.00 per share)                                  New York Stock Exchange

8.5% Series B Cumulative Redeemable Preferred Shares
  of Beneficial Interest, par value $.01 per share,
  (Liquidation Preference $25.00 per share)                                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

The aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2002 was $1.197 billion.

The number of Registrant's common shares outstanding on March 20, 2003 was 45,115,950.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission for its 2003 annual meeting of shareholders to be held in May 2003 are incorporated by reference into Part III hereof.

                         FEDERAL REALTY INVESTMENT TRUST
                           ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I

   Item 1.     Business..................................................................................         4

   Item 2.     Properties................................................................................         9

   Item 3.     Legal Proceedings.........................................................................        19

   Item 4.     Submission of Matters to a Vote of Shareholders...........................................        19

PART II

   Item 5.     Market for Our Common Equity and Related Shareholder Matters..............................        19

   Item 6.     Selected Financial Information............................................................        21

   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....        23

   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................................        51

   Item 8.     Financial Statements and Supplementary Data...............................................        52

   Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......       F35

PART III

   Item 10.    Trustees and Executive Officers...........................................................       F37

   Item 11.    Executive Compensation....................................................................       F37

   Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
               Shareholder Matters ......................................................................       F37

   Item 13.    Certain Relationships and Related Transactions............................................       F38

   Item 14.    Controls and Procedures...................................................................       F38

PART IV

   Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................       F38

SIGNATURES                                                                                                      F43

CERTIFICATIONS                                                                                                  F47

                                     PART I


ITEM 1. BUSINESS

     References to "we," "us," "our" or the "Trust" refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.

GENERAL

     We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of December 31, 2002, we owned or had an interest in 58 community and neighborhood shopping centers comprising over 12 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 55 urban and retail mixed-use properties comprising over 2 million square feet and one apartment complex, all located in strategic metropolitan markets across the United States. Our properties, excluding Santana Row, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Santana Row", were 95.5% leased at December 31, 2002 and December 31, 2001. Including Santana Row, we were 94.7% leased at December 31, 2002. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 35 consecutive years.

     We operate our business on an asset management model, where small focused teams are responsible for a portfolio of assets. We have divided our portfolio of properties into three operating regions: the Northeast, Mid-Atlantic and West. Each region is operated under the direction of an asset manager, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions.

     Our principal executive offices are located at 1626 East Jefferson Street, Rockville, Maryland 20852 and our telephone number is (301) 998-8100. Our Web site address is www.federalrealty.com. The information contained in our Web site is not a part of this report.

BUSINESS OBJECTIVES AND STRATEGIES

     Our primary business objective is to own, manage, redevelop and acquire a portfolio of commercial retail properties, with the dominant property type being grocery anchored community and neighborhood shopping centers, that will:

     . provide increasing cash flow for quarterly distributions to shareholders;

     .    protect investor capital;

     .    provide potential for capital appreciation; and

     .    generate high internal growth as compared to our retail REIT peers.

     Our traditional focus has been on grocery anchored community and neighborhood shopping centers. Late in 1994, recognizing a trend of consumer shopping preferences and retailer expansion to main streets, we expanded our investment strategy to include "street retail" and "mixed-use" properties. The mixed-use properties are typically centered around a retail component but may also include office, residential and hotel components, in established main street shopping areas. In addition, from 1997 through 2001 we undertook the ground-up development of mixed-use projects in urban areas that center around the retail component. On

February 28, 2002, our Board of Trustees approved the adoption of a business plan which returned our primary focus to our traditional business of owning, managing, redeveloping and acquiring community and neighborhood shopping centers anchored by grocery stores, drug stores or high volume, value oriented retailers that provide consumer necessities. We will complete our mixed-use projects in San Jose, California and Bethesda, Maryland, but will not pursue any further new, large-scale ground-up development projects. The Pentagon Row mixed-use development project, located in Arlington, Virginia, was completed during 2002.

OPERATING STRATEGIES

     Our core operating strategy is to aggressively manage our properties to maintain high occupancy rates and a strong diverse base of tenants. Our properties are generally located in some of the most densely populated and affluent areas of the country. These strong demographics help our tenants generate sales which enables us to maintain higher occupancy rates, high rental rates, and consistent rental rate growth, all of which lead to increased value of our portfolio. Our operating strategies also include:

     . maintaining a diversified tenant base, thereby limiting exposure to any one tenant's financial difficulties;

     . monitoring the credit mix of our tenant base to achieve a balance of strong national and regional credit tenants with more local specialty tenants;

     .    minimizing overhead and operating costs;

     . monitoring the physical appearance of our properties and the construction quality, condition and design of the buildings and other improvements located on our properties to maximize their effectiveness in their individual markets;

     . developing local and regional market expertise in order to capitalize on market and retailing trends;

     . leveraging the contacts and experience of our management team to build and maintain long-term relationships with tenants and financing sources;

     . increasing rental rates through the renewal or releasing of expiring leases at higher rental rates and limiting vacancy; and

     .    providing exceptional customer service.

INVESTING STRATEGIES

     Our investment strategy calls for deploying capital at risk-adjusted rates of return that exceed our weighted average cost of capital in projects that have potential for going-forward net income growth equal to, or in excess of, that or our core portfolio of properties. Our investments primarily fall into one of following three categories:

     . renovate, expand, reconfigure and/or retenant our existing properties to take advantage of under utilized land and increase our internal growth rate;

     . re-lease anchor tenant spaces with tenants capable or producing higher sales, and therefore, paying higher rents than the prior tenant. In certain cases, this may take the form of expanding an existing tenant that is performing well but is occupying an outdated store format; and

     . acquire community and neighborhood shopping centers, located in densely populated or growing affluent areas where barriers to entry or further development are high, with possibilities for enhancing their operating performance through renovation, expansion, reconfiguration and/or retenanting.

INVESTMENT CRITERIA

     When we evaluate potential redevelopments, retenanting, expansion and acquisition opportunities, we consider such factors as:

     . the expected returns in relation to our cost of capital as well as the anticipated risk we will face in achieving the expected returns;

     . the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

     . the geographic area in which the property is located, including the population density and household incomes, as well as the density and income trends in that geographic area;

     . the current market value of the land, buildings and other improvements and the potential for increasing those market values;

     . the physical condition of the land, buildings and other improvements, including the structural and environmental condition;

     . competitive conditions in the vicinity of the property, including competition for tenants and the ability to create competing properties through new construction or through renovation; and

     . access to and visibility of the property and potential for new, widened or realigned roadways on the properties trade area, which may effect access and commuting and shopping patterns.

FINANCING STRATEGIES

     Our financing strategies are designed to maintain a strong balance sheet while maintaining sufficient flexibility to fund our operating and investing activities in the most cost efficient way possible. Our financing strategies include:

     . taking advantage of market opportunities to refinance existing debt, reduce interest costs and manage our debt maturity schedule;

     .    actively managing our exposure to variable-rate debt;

     . maintaining a prudent level of overall leverage and an adequate pool of unencumbered properties;

     . utilizing the most advantageous source of capital available to us to finance redevelopment and acquisition opportunities, which may include:

          . the sale of equity or debt securities through public offerings or private placements,

          . the incurrence of indebtedness through secured or unsecured borrowings,

          . the issuance of operating units in one of our "downREIT partnerships," which generally receive the same distributions as our common shares and may be convertible into our common shares, in exchange for a tax deferred contribution of property, or

          .    the use of joint venture arrangements; and

     . selling properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying the proceeds to redevelop, retenant and/or expand our existing properties, acquire new properties or reduce debt.

EMPLOYEES

     At December 31, 2002, we had 270 full-time employees. None of the employees is represented by a collective bargaining unit. We believe that the relationship with our employees is good.

TAX STATUS

     We elected under Section 856(c) of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 1962. As a REIT we are generally not subject to federal income tax on REIT taxable income that we distribute to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income each year. We will be subject to federal income tax on our REIT taxable income (including any applicable alternative minimum tax) at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed REIT taxable income. In addition, certain of our subsidiaries are subject to federal, state and local income taxes.

GOVERNMENTAL REGULATIONS AFFECTING OUR PROPERTIES

     We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws, including:

     . the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which we refer to as CERCLA;

     .    the Resource Conservation & Recovery Act;

     .    the Federal Clean Water Act;

     .    the Federal Clean Air Act;

     .    the Toxic Substances Control Act;

     .    the Occupational Safety & Health Act; and

     .    the Americans with Disabilities Act.

     The application of these laws to a specific property that we own will be dependent on a variety of property-specific circumstances, including the former uses of the property, the building materials used at each property and the physical layout of each property. Under certain environmental laws, principally CERCLA, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. They may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs such parties incur in connection with the contamination, whether or not the owner or operator knew of, or was responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

     Our compliance with existing environmental, health, safety and similar laws has not had a material adverse effect on our financial condition and results of operations, and management does not believe it will have such an impact in the future. In addition, we have not incurred, and do not expect to incur any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws.

COMPETITION

     Numerous commercial developers and real estate companies compete with us in seeking tenants for properties and properties for acquisition. Some of these competitors may posses greater capital resources than we do, however, no single competitor or group of competitors in any of our chosen markets is believed to be dominant in that market. This competition may:

     .    reduce properties available for acquisition or development;

     . increase the cost of properties available for acquisition or development;

     .    reduce rents payable to us;

     .    interfere with our ability to attract and retain tenants;

     .    lead to increased vacancy rates at our properties; and

     .    adversely affect our ability to minimize expenses of operation.

     Retailers at our properties also face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition could contribute to lease defaults and insolvency of tenants.

DEVELOPMENTS SINCE SEPTEMBER 30, 2002

     On November 19, 2002, we completed the sale of $150 million of senior notes in an underwritten public offering. Net proceeds, after deducting the discounts and commissions to the underwriters and other expenses of the offering, totaled approximately $148.7 million. We used the net proceeds, together with $20 million in available insurance proceeds relating to the Santana Row fire, and approximately $7.1 million in borrowings under our revolving credit facility, to pay in full and retire the Santana Row construction loan.

     On December 20, 2002, we announced the resignation of Steven J. Guttman as Trustee, chief executive officer and chairman of the Board of Trustees effective January 1, 2003. Donald C. Wood, our then president and chief operating officer, was named chief executive officer and a member of the Board of Trustees. Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board.

     On January 9, 2003, we announced the opening of a new 62,000 square foot Giant Food and Pharmacy, representing Phase V of Bethesda Row. Total development costs for Phase V of Bethesda Row were $3.6 million.

     On January 15, 2003, we announced that three of our five Kmart locations were on the list of 326 stores that Kmart intends to close. The three properties are located in Queens, New York,

Flourtown, Pennsylvania and Leesburg, Virginia. As of December 31, 2002, the three properties represented approximately 0.7% of our annualized base rent and 2.1% of our total square footage. Based upon the demographics at these centers and the rent being paid by Kmart we believe that these spaces can be re-leased on favorable terms.

     On February 7, 2003, we announced plans for Phase II of Santana Row, which includes 84,000 square feet of retail space on two pad sites and 275 additional parking spaces. Within Phase II, 95% of the retail space has been pre-leased to Best Buy and The Container Store. Total development costs are expected to be approximately $27 million.

     On February 11, 2003 the $24.4 million Woodmont East construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

CODE OF ETHICS

     On February 12, 2003, our Board of Trustees adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, controller and certain other officers performing similar functions. Our Board also adopted on February 12, 2003 a Code of Business Conduct applicable to all employees. Copies of both the Code of Ethics and the Code of Business Conduct are available in the Investor Information section of our website at www.federalrealty.com. Amendments to the Code of Ethics or Code of Business Conduct or waivers that apply to our executive officers or our senior financial officers will be disclosed in that section of our website as well.

ITEM 2. PROPERTIES

GENERAL

     As of December 31, 2002, we owned or had an interest in 58 community and neighborhood shopping centers comprising over 12 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 55 urban and retail mixed-use properties comprising over 2 million square feet and one apartment complex, all located in strategic metropolitan markets across the United States. No single property accounted for over 10% of our 2002 total revenue. We believe that our properties are covered by adequate commercial general, fire, flood and extended loss insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

     We operate our business on an asset management model, where small focused teams are responsible for a portfolio of assets. We have divided our portfolio of properties into three operating regions: the Northeast, Mid-Atlantic and West. Each region is operated under the direction of an asset manager, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions.

TENANT DIVERSIFICATION

     As of December 31, 2002, we had approximately 2,100 tenants, ranging from sole proprietors to major national retailers. No one tenant or affiliated group of tenants accounted for more than 2.5% of our annualized base rent as of December 31, 2002. As a result of our tenant diversification, we believe our exposure to recent bankruptcy filings in the retail sector has not been significant. Our largest tenant to declare bankruptcy, Kmart Corporation, accounted for less than 1% of our 2002 total revenue and 3.3% of our leasable square footage.

     On January 15, 2003, we announced that three of our five Kmart locations were on the list of 326 stores that Kmart intends to close. The three properties are located in Queens, New York, Flourtown, Pennsylvania and Leesburg, Virginia. As of December 31, 2002, the three properties represented approximately 0.7% or our annualized base rent and 2.1% of our total square footage. Based on the demographics at these centers and the rent being paid by Kmart we believe that these spaces can be re-leased on favorable terms.

GEOGRAPHIC DIVERSIFICATION

     Our 114 properties are located in 14 states and the District of Columbia. The following table shows, by region and state within the region, the number of properties, the gross leasable area (in square feet) and the percentage of total portfolio gross leasable area in each state as of December 31, 2002.

                                                 NUMBER OF                                  PERCENTAGE OF
          REGION AND STATE                       PROPERTIES       GROSS LEASABLE AREA    GROSS LEASABLE AREA
--------------------------------------------------------------------------------------------------------------
NORTHEAST
       Connecticut .....................                     11                478,000                    3.1%
       Illinois ........................                      6                776,000                    5.1%
       Massachusetts ...................                      4                581,000                    3.8%
       Michigan ........................                      1                218,000                    1.4%
       New Jersey ......................                      9              2,134,000                   14.0%
       New York ........................                      7                996,000                    6.5%
       Pennsylvania ....................                     10              2,258,000                   14.8%
                                           --------------------   --------------------   --------------------
         Subtotal ......................                     48              7,441,000                   48.7%
MID-ATLANTIC
       District of Columbia ............                      2                169,000                    1.1%
       Florida .........................                      2                 28,000                     .2%
       Maryland ........................                     13              3,084,000                   20.2%
       North Carolina ..................                      1                159,000                    1.1%
       Virginia ........................                     14              2,826,000                   18.5%
                                           --------------------   --------------------   --------------------
         Subtotal ......................                     32              6,266,000                   41.1%
WEST
       Arizona .........................                      2                 40,000                     .3%
       California ......................                     23              1,445,000                    9.5%
       Texas ...........................                      9                 53,000                     .4%
                                           --------------------   --------------------   --------------------
         Subtotal ......................                     34              1,538,000                   10.2%
                                           --------------------   --------------------   --------------------
              Total                                         114             15,245,000                  100.0%
                                           ====================   ====================   ====================

LEASES, LEASE TERMS AND LEASE EXPIRATIONS

     Our leases are classified as operating leases and typically are structured to include the monthly payment in advance of minimum rents with periodic increases, percentage rents based on our tenants' gross sales volumes and reimbursement of a majority of on-site operating expenses and real estate taxes. These features in our leases reduce our exposure to higher costs caused by inflation and allow us to participate in improved tenant sales.

     Leases on apartments are generally for a period of one year or less. Retail property leases generally range from 3 to 10 years; however certain leases with anchor tenants may be longer. Many of the leases contain provisions allowing the tenant the option of extending the term of the lease at expiration at rates which often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Our properties, including our recently opened Santana Row development, were 94.7% leased at December 31, 2002.

     The following table sets forth the schedule of lease expirations for our leases in place as of December 31, 2002 for each of the 10 years beginning with 2003, assuming that none of the tenants exercises or has exercised renewal options.

                              LEASED            PERCENTAGE OF LEASED   ANNUALIZED BASE      PERCENTAGE OF ANNUALIZED
  YEAR OF LEASE           SQUARE FOOTAGE          SQUARE FOOTAGE     RENT REPRESENTED BY    BASE RENT REPRESENTED BY
    EXPIRATION               EXPIRING                EXPIRING          EXPIRING LEASES           EXPIRING LEASES
       2003                    906,000                   6%          $    14,871,000                5%
       2004                  1,726,000                  12%               24,237,000                9%
       2005                  1,405,000                  10%               26,664,000               10%
       2006                  1,315,000                   9%               26,241,000                9%
       2007                  1,674,000                  12%               31,720,000               11%
       2008                  1,400,000                  10%               22,898,000                8%
       2009                    924,000                   6%               19,048,000                7%
       2010                    531,000                   4%               10,591,000                4%
       2011                    798,000                   5%               21,459,000                8%
       2012                    839,000                   6%               21,146,000                8%
    Thereafter               2,924,000                  20%               60,050,000               21%
                       --------------------   --------------------   --------------------   -----------------------
       Total                14,442,000                 100%          $   278,925,000              100%
                       ====================   ====================   ====================   =======================

Item 2. Property Information

Retail Properties

     The following table sets forth information concerning each retail and mixed-use property in which we own an equity interest or have a leasehold interest as of December 31, 2002. Except as otherwise noted, retail properties are 100% owned in fee by us.

                                                       Year                    Year             Square Feet (2)            Number of
NORTHEAST REGION                                     Completed               Acquired           /Apartment Units           Tenants
------------------------------                  --------------------   --------------------   --------------------   ---------------
Shopping Centers

Allwood                                                 1958                   1988                 52,000                     7
 Clifton, NJ 07013 (4)

Andorra                                                 1953                   1988                259,000                    39
 Philadelphia,PA 19128(5)

Bala Cynwyd                                             1955                   1993                281,000                    23
 Bala Cynwyd, PA 19004

Blue Star                                               1959                   1988                407,000                    35
 Watchung, NJ 07060 (4)

Brick Plaza                                             1958                   1989                409,000                    37
 Brick Township, NJ 08723

Bristol                                                 1959                   1995                296,000                    23
 Bristol,  CT 06010

Brunswick                                               1957                   1988                318,000                    23
 North Brunswick, NJ 08902 (4)

Clifton                                                 1959                   1988                 80,000                    13
 Clifton, NJ 07013 (4)

Crossroads                                              1959                   1993                173,000                    24
 Highland Park, IL 60035

Dedham                                                  1959                   1993                248,000                    37
 Dedham, MA 02026

Ellisburg Circle                                        1959                   1992                259,000                    31
 Cherry Hill,  NJ 08034

Feasterville                                            1958                   1980                116,000                    10
 Feasterville, PA 19047

                                                Overall            Principal
NORTHEAST REGION                 Acres (3)     Occupancy (1)       Tenants
----------------------------  -------------   --------------    ------------------
Shopping Centers

Allwood                              5            100%          Stop & Shop
 Clifton, NJ 07013 (4)                                          Mandee's

Andorra                             23             95%          Acme Markets
 Philadelphia,PA 19128(5)                                       Andorra Theater
                                                                Kohl's

Bala Cynwyd                         22            100%          Acme Markets
 Bala Cynwyd, PA                                                Lord & Taylor

Blue Star                           55             96%          Kohl's
 Watchung, NJ 07060 (4)                                         Michael's
                                                                Shop Rite
                                                                Toys R Us

Brick Plaza                         42            100%          A&P Supermarket
 Brick Township, NJ                                             Barnes & Noble
                                                                Loews Theatres
                                                                Sports Authority

Bristol                             22             92%          Super Stop & Shop
 Bristol,  CT 06010                                             TJ Maxx

Brunswick                           22             69%          A&P Supermarket
 North Brunswick, NJ 08902 (4)                                  Just Living Rooms

Clifton                              8             93%          Acme Markets
 Clifton, NJ 07013 (4)                                          Drug Fair
                                                                Dollar Express

Crossroads                          15            100%          Comp USA
 Highland Park, IL                                              Golfsmith
                                                                Guitar Center

Dedham                              18             99%          Pier One Imports
 Dedham, MA 02026

Ellisburg Circle                    27             99%          Genuardi's
 Cherry Hill,  NJ                                               Bed, Bath & Beyond

Feasterville                        12             96%          Genuardi's
                                                                Office Max

                                                        Year                   Year              Square Feet (2)        Number of
                                                      Completed              Acquired          / Apartment Units         Tenants
                                                --------------------  --------------------    --------------------   ---------------
Finley Square                                           1974                   1995                 313,000                   16
 Downers Grove, IL 60515

Flourtown                                               1957                   1980                 191,000                   21
 Flourtown, PA 19031

Fresh Meadows                                           1949                   1997                 408,000                   75
 Queens, NY 11365


Garden Market                                           1958                   1994                 142,000                   19
 Western Springs, IL 60558


Gratiot Plaza                                           1964                   1973                 218,000                   10
 Roseville, MI 48066


Greenlawn Plaza                                         1975                   2000                  92,000                   15
 Greenlawn, NY 11740

Hamilton                                                1961                   1988                 190,000                   14
 Hamilton, NJ 08690 (4)


Hauppauge                                               1963                   1998                 131,000                   20
 Hauppauge, NY 11788

Huntington                                              1962                   1988                 279,000                   14
 Huntington, NY 11746 (4)

Lancaster                                               1958                   1980                 107,000                   16
 Lancaster, PA 17601(4)

Langhorne Square                                        1966                   1985                 216,000                   28
 Levittown, PA 19056


Lawrence Park                                           1972                   1980                 326,000                   40
 Broomall, PA 19008

                                                 Overall             Principal
                                Acres (3)     Occupancy (1)           Tenants
                              -------------   --------------    ---------------------
Finley Square                       21              91%         Bed, Bath & Beyond
 Downers Grove, IL 60515                                        Sports Authority

Flourtown                           15             100%         Genuardi's
 Flourtown, PA  19031

Fresh Meadows                       25              94%         Cineplex Odeon
 Queens, NY  11365                                              Value City
                                                                K Mart

Garden Market                       12              94%         Dominick's
 Western Springs, IL 60558                                      Walgreens


Gratiot Plaza                       20             100%         Bed, Bath and Beyond
 Roseville, MI  48066                                           Best Buy
                                                                Farmer Jack's

Greenlawn Plaza                     13              95%         Waldbaum's
 Greenlawn, NY  11740

Hamilton                            18             100%         Shop Rite
 Hamilton, NJ  08690  (4)                                       Steven's Furniture
                                                                A.C. Moore

Hauppauge                           15             100%         Shop Rite
 Hauppauge, NY 11788

Huntington                          21             100%         Barnes & Noble
 Huntington, NY  11746  (4)                                     Bed, Bath and Beyond
                                                                Buy Buy Baby
                                                                Toys R Us

Lancaster                           11              95%         A.C. Moore
 Lancaster, PA 17601  (4)                                       Giant Food

Langhorne Square                    21              93%         Drug Emporium
 Levittown, PA 19056                                            Marshalls
                                                                Redner's Market

Lawrence Park                       28              99%         Acme Markets
 Broomall, PA 19008                                             TJ Maxx
                                                                Today's Man

                                                       Year                    Year              Square Feet (2)        Number of
                                                     Completed               Acquired          / Apartment Units         Tenants
                                                --------------------  --------------------    --------------------   ---------------
Northeast                                                1959                   1983                292,000                 35
 Philadelphia, PA 19114

North Lake Commons                                       1989                   1994                129,000                 19
  Lake Zurich, IL 60047

Queen Anne Plaza                                         1967                   1994                149,000                 11
 Norwell, MA 02061

Rutgers                                                  1973                   1988                217,000                 18
 Franklin, N.J. 08873 (4)

Saugus Plaza                                             1976                   1996                171,000                  7
 Saugus, MA 01906

Troy                                                     1966                   1980                202,000                 21
 Parsippany-Troy,  NJ 07054

Willow Grove                                             1953                   1984                215,000                 25
 Willow Grove, PA 19090

Wynnewood                                                1948                   1996                255,000                 28
 Wynnewood, PA 19096
                                                                                              --------------------
            Total Northeast Shopping Centers                                                      7,141,000
                                                                                              --------------------
Main Street Retail Properties

 Ten buildings in CT                                 1900 - 1991             1994 -1996             182,000                 71

 Two buildings in IL                                 1920 - 1927                1995                 19,000                  3

 One building in MA                                      1930                   1995                 13,000                  8

 Three buildings in NY                               1937 - 1987                1997                 86,000                 10
                                                                                              --------------------
            Total Northeast Main Street Retail
              Properties                                                                            300,000
                                                                                              --------------------
            Total Northeast Region                                                                7,441,000
                                                                                              --------------------

                                                  Overall           Principal
                                Acres (3)      Occupancy (1)         Tenants
                              -------------   --------------    -----------------------
Northeast                            19            95%          Burlington Coat Factory
  Philadelphia, PA 19114                                        Marshalls
                                                                Tower Records

North Lake Commons                   14            88%          Dominick's
  Lake Zurich, IL  60047

Queen Anne Plaza                     18           100%          TJ Maxx
  Norwell, MA  02061                                            Victory Markets

Rutgers                              27            89%          Edwards Super Food
  Franklin, N.J. 08873  (4)                                     K Mart

Saugus Plaza                         19           100%          K Mart
  Saugus, MA    01906                                           Super Stop & Shop

Troy                                 19           100%          Comp USA
  Parsippany-Troy,  NJ 07054                                    Pathmark
                                                                Toys R Us
                                                                A. C. Moore

Willow Grove                         14           100%          Barnes and Noble
  Willow Grove, PA  19090                                       Marshalls
                                                                Toys R Us

Wynnewood                            16            99%          Bed, Bath and Beyond
  Wynnewood, PA  19096                                          Borders Books
                                                                Genuardi's
                                                                Old Navy
                                              --------------
            Total Northeast Shopping Centers       96%
                                              --------------

Main Street Retail Properties                      96%

  Ten buildings in CT                 -            85%          Sak Fifth Avenue

  Two buildings in IL                 -           100%          Foodstuffs
                                                                The Gap

  One building in MA                  -           100%          AT&T Wireless

  Three buildings in NY               -           100%          Midway Theatre
                                                                Duane Reade
                                                                The Gap
                                              --------------
            Total Northeast Main
              Street Retail Properties             91%
                                              --------------
            Total Northeast Region                 96%
                                              --------------



                                                        Year                   Year              Square Feet (2)        Number of
                                                     Completed               Acquired          / Apartment Units         Tenants
                                                --------------------  --------------------    --------------------   ---------------
MID ATLANTIC REGION

Shopping Centers
Barracks Road                                           1958                   1985                484,000                     85
  Charlottesville, VA 22905

Congressional Plaza                                     1965                   1965                339,000                     46
  Rockville, MD 20852 (6)

Courthouse Center                                       1970                   1997                 38,000                     12
  Rockville, MD 20852 (7)

Eastgate                                                1963                   1986                159,000                     31
  Chapel Hill, NC 27514

Falls Plaza                                             1962                   1967                 73,000                      9
  Falls Church, VA 22046

Falls Plaza - East                                      1960                   1972                 71,000                     18
  Falls Church, VA 22046

Federal Plaza                                           1970                   1989                247,000                     39
  Rockville, MD 20852

Gaithersburg Square                                     1966                   1993                219,000                     36
  Gaithersburg, MD 20878

Governor Plaza                                          1963                   1985                252,000                     24
  Glen Burnie, MD 21961 (5)

Idylwood Plaza                                          1991                   1994                 73,000                     17
  Falls Church, VA 22030

Laurel Centre                                           1956                   1986                384,000                     54
  Laurel, MD 20707

Leesburg Plaza                                          1967                   1998                247,000                     27
  Leesburg, VA 20176 (7)

                                                 Overall               Principal
                                Acres (3)     Occupancy (1)             Tenants
                              -------------   --------------    -----------------------
MID ATLANTIC REGION

Shopping Centers
Barracks Road                       39            100%          Bed, Bath & Beyond
  Charlottesville, VA 22905                                     Harris Teeter
                                                                Kroger
                                                                Barnes & Noble
                                                                Old Navy

Congressional Plaza                 22             95%          Buy Buy Baby
  Rockville, MD 20852  (6)                                      Fresh Fields
                                                                Tower Records
                                                                Container Store

Courthouse Center                    2             94%          Rockville Interiors
  Rockville, MD 20852  (7)

Eastgate                            17             99%          Southern Season
  Chapel Hill, NC 27514

Falls Plaza                          6             98%          Giant Food
  Falls Church, VA  22046

Falls Plaza - East                   5            100%          CVS Pharmacy
  Falls Church, VA  22046                                       Staples

Federal Plaza                       18             98%          Comp USA
  Rockville, MD 20852                                           Ross Dress For Less
                                                                TJ Maxx

Gaithersburg Square                 17             98%          Bed, Bath & Beyond
  Gaithersburg, MD  20878                                       Borders Books and Music
                                                                Ross Dress For Less

Governor Plaza                      26            100%          Office Depot
  Glen Burnie, MD 21961  (5)                                    Syms
                                                                Comp USA
                                                                Bally's Total Fitness

Idylwood Plaza                       6            100%          Fresh Fields
  Falls Church, VA 22030

Laurel Centre                       26             97%          Giant Food
  Laurel, MD  20707                                             Marshalls
                                                                Toys R Us

Leesburg Plaza                      24            100%          Giant Food
  Leesburg, VA 20176  (7)                                       K Mart
                                                                Peebles

                                                        Year                   Year             Square Feet (2)          Number of
                                                     Completed               Acquired          / Apartment Units          Tenants
                                                --------------------  --------------------    --------------------   ---------------
Loehmann's Plaza                                        1971                  1983                  242,000                 54
  Fairfax, VA 22042  (7)

Magruder's Center                                       1955                  1997                  109,000                 23
  Rockville, MD  20852  (7)

Mid-Pike Plaza                                          1963                  1982                  306,000                 23
  Rockville, MD 20852   (4)

Old Keene Mill                                          1968                  1976                   92,000                 21
  Springfield, VA  22152

Pan Am                                                  1979                  1993                  218,000                 33
  Fairfax, VA  22031

Perring Plaza                                           1963                  1985                  412,000                 15
  Baltimore, MD 21134   (5)

Pike 7 Plaza                                            1968                  1997                  164,000                 26
  Vienna, VA  22180  (7)

Rollingwood Apartments                                  1960                  1971                  282 units              282
  Silver Spring, MD 20910
  9 three story buildings

Quince Orchard                                          1975                  1993                  237,000                 29
  Gaithersburg, MD 20877  (8)

Tower Shopping Center                                   1960                  1998                  109,000                 29
  Springfield, VA  22150

Tysons Station                                          1954                  1978                  50,000                  16
  Falls Church, VA  22043

Wildwood                                                1958                  1969                  84,000                  33
  Bethesda, MD  20814

The Shops at Willow Lawn                                1957                  1983                  503,000                 80
  Richmond, VA 23230
                                                                                              ---------------
        Total Mid Atlantic Shopping Centers                                                       5,112,000
                                                                                              ---------------
                                                 Overall               Principal
                                Acres (3)     Occupancy (1)             Tenants
                              -------------   --------------    -----------------------
Loehmann's Plaza                   18              99%          Linens N Things
  Fairfax, VA 22042  (7)                                        Bally's Total Fitness
                                                                Loehmann's Dress Shop

Magruder's Center                   5             100%          Magruder's
  Rockville, MD  20852  (7)                                     Tuesday Morning

Mid-Pike Plaza                     20              99%          Bally Total Fitness
  Rockville, MD 20852   (4)                                     Linens N Things
                                                                Toys R Us
                                                                A. C. Moore

Old Keene Mill                     11             100%          Fresh Fields
  Springfield, VA  22152

Pan Am                             25              99%          Michael's
  Fairfax, VA  22031                                            Micro Center
                                                                Safeway

Perring Plaza                      27              88%          Burlington Coat Factory
  Baltimore, MD 21134   (5)                                     Home Depot
                                                                Metro Foods

Pike 7 Plaza                       13             100%          Staples
  Vienna, VA  22180  (7)                                        TJ Maxx
                                                                Tower Records

Rollingwood Apartments             14              99%
  Silver Spring, MD 20910
  9 three story buildings

Quince Orchard                     16              97%          Circuit City
  Gaithersburg, MD 20877  (8)                                   Magruders
                                                                Staples

Tower Shopping Center              12              88%          Virginia Fine Wine
  Springfield, VA  22150                                        Talbot's Outlet

Tysons Station                      4             100%          Trader Joe's
  Falls Church, VA  22043

Wildwood                           13             100%          CVS Pharmacy
  Bethesda, MD  20814                                           Sutton Place Gourmet

The Shops at Willow Lawn           37              87%          Dillards
  Richmond, VA 23230                                            Hannaford Brothers
                                                                Kronger
                                                                Old Navy
                                              --------------
    Total Mid Atlantic Shopping Centers            96%
                                              --------------

                                                        Year                   Year              Square Feet (2)        Number of
                                                      Completed              Acquired          / Apartment Units         Tenants
                                                --------------------  --------------------    --------------------   ---------------
Main Street Retail Properties

Bethesda Row                                          1945-1991,            1993-1998               457,000                 80
  Bethesda, MD 20814 (9)                                 2001


Friendship Center                                        1998                 2001                  119,000                  5
  Washington, D.C  20015

Pentagon Row                                          2001-2002               1999                  296,000                 45
  Arlington, VA 22202 (8)

Sam's Park & Shop                                        1930                 1995                   50,000                 13
  Washington, DC 20008

Shirlington                                              1940                 1995                  204,000                 46
  Arlington, VA 22206

  Two buildings in FL                                    1920                 1996                   28,000                  9
                                                                                              --------------------
                 Total Mid Atlantic Main
                   Street Retail Properties                                                       1,154,000
                                                                                              --------------------
Development

  Land in Bethesda, MD 20814                                                1997 - 2000

                 Total Mid Atlantic Region                                                        6,266,000
                                                                                              --------------------

WEST REGION

Shopping Centers

Escondido Promenade                                      1987                 1996                  222,000                 51
  Escondido, CA 92029 (10)


King's Court                                             1960                 1998                   79,000                 18
  Los Gatos, CA  95032 (7) (8)
                                                                                              --------------------
                 Total West Shopping Centers                                                        301,000
                                                                                              --------------------
Main Street Retail Properties

Old Town Center                                          1962                 1997                   97,000                 22
  Los Gatos, CA  95030


150 Post Street                                          1965                 1997                  103,000                 16
  San Francisco, CA 94108

  Nine buildings in Santa Monica, CA (11)             1888 - 1995           1996 - 2000             209,000                 23

                                                 Overall               Principal
                                Acres (3)     Occupancy (1)             Tenants
                              -------------   --------------    -----------------------
Main Street Retail Properties

Bethesda Row                         8             99%          Barnes and Noble
  Bethesda, MD 20814 (9)                                        Giant Food
                                                                Landmark Theater

Friendship Center                    1            100%          Maggiano's
  Washington, D.C 20015                                         Borders Books

Pentagon Row                        18             98%          Harris Teeter
  Arlington, VA 22202 (8)                                       Bed, Bath & Beyond
                                                                Cost Plus World Market
                                                                Bally's Total Fitness
                                                                Designer Shoe Warehouse

Sam's Park & Shop                    1            100%          Petco
  Washington, DC 20008

Shirlington                         16             95%          Carlyle Grand Cafe
  Arlington, VA 22206                                           Cineplex Odeon

  Two buildings in FL                -             90%          Express
                                              --------------
                 Total Mid Atlantic
                   Main Street
                   Retail Properties               98%
                                              --------------
Development

  Land in Bethesda, MD 20814         1
                 Total Mid Atlantic
                   Region                          97%
                                              --------------

WEST REGION

Shopping Centers

Escondido Promenade                 18             96%          Toys R Us
  Escondido,CA 92029 (10)                                       TJ Maxx
                                                                Cost Plus

King's Court                         8             98%          Lunardi's Supermarket
  Los Gatos,CA 95032 (7)(8)                                     Longs Drug
                                              --------------
                 Total West Shopping
                   Centers                         97%
                                              --------------
Main Street Retail Properties

Old Town Center                      4             94%          Borders Books and Music
  Los Gatos, CA  95030                                          Gap Kids
                                                                Banana Republic

150 Post Street                      -             75%          Brooks Brothers
  San Francisco, CA  94108                                      Williams - Sonoma

  Nine buildings in Santa Monica,
   CA (11)                           -             97%          Abercrombie & Fitch
                                                                J.Crew
                                                                Old Navy
                                                                Banana Republic

                                                         Year                  Year              Square Feet (2)        Number of
                                                      Completed              Acquired           /Apartment Units         Tenants
                                                --------------------  --------------------    --------------------   ---------------

  Two buildings in Hollywood, CA (12)                 1921 - 1991             1999                  148,000                 11

  Four buildings in San Diego, CA (13)                1888 - 1995           1996 - 1997              51,000                 22

  Three buildings in CA  (14)                            1922               1996 - 1998              92,000                 25

  Two buildings in AZ  (15)                           1996 - 1998             1998                   40,000                 10

Development

  Santana Row - Retail Portion (16)                      2002                 1997                  444,000                 51

  Santana Row - Residential portion                                                                 255 units               90
    San Jose, CA  95128

  Nine buildings in San Antonio, TX  (17)             1890 - 1935           1998 - 1999              53,000                  9
                                                                                              --------------------
                 Total West Main Street Retail
                       Properties                                                                 1,237,000
                                                                                              --------------------
                 Total West Region                                                                1,538,000
                                                                                              --------------------
                 Total All Regions                                                               15,245,000
                                                                                              ====================

                                                                    Overall                    Principal
                                                 Acres (3)        Occupancy (1)                 Tenants
                                              --------------    ----------------    ------------------------------

  Two buildings in Hollywood, CA (12)               -                78%            General Cinema
                                                                                    Hollywood Entertainment Museum

  Four buildings in San Diego, CA (13)              -                97%            Urban Outfitters

  Three buildings in CA  (14)                       -                98%            Pottery Barn
                                                                                    Banana Republic

  Two buildings in AZ  (15)                         -               100%            Gordon Biersch Brewing Co.

Development

  Santana Row - Retail Portion (16)                42                73%            Crate & Barrel
                                                                                    Borders Books
  Santana Row - Residential portion                                  45%
    San Jose, CA  95128

  Nine buildings in San Antonio, TX  (17)           -                37%            The Palm
                                                                ----------------
        Total West Main Street Retail
              Properties                                             81%
                                                                ----------------
        Total West Region                                            84%
                                                                ----------------
        Total All Regions                                            95%
                                                                ================



(1) Overall occupancy is expressed as a percentage of rentable square feet and includes square feet covered by leases for stores not yet opened. Regional and Total Occupancy reflects retail occupancy only.
(2) Represents the physical square feet of the property, which may exceed the rentable square feet used to express occupancy.
(3)  Acreage on each individual main street retail building is not significant.
(4)  We have a leasehold interest in this property.
(5) We own 99.99% general and limited partnership interests in these properties.
(6)  We own a 55.7% general partnership interest in this center.
(7)  We own this property in a "downreit" partnership.
(8)  All or a portion of this property is subject to a ground lease.
(9) This property contains twelve buildings; seven are subject to a leasehold interest, one is subject to a ground lease and four are owned 100% by us.
(10) We own the controlling interest in this center.
(11) We own 100% of seven buildings and a 90% general partnership interest in two buildings.
(12) We own a 90% general partnership interest in these buildings.
(13) We own 100% of three buildings and a 90% general partnership interest in one building.
(14) We own 100% of one building and a 90% general partnership interest in two buildings.
(15) We own 100% of one building and an 85% partnership interest in the second building.
(16) Square footage and number of tenants apply only to Phase I retail. No future retail phases are included.
(17) We are redeveloping these properties, many of which are currently vacant.

ITEM 3. LEGAL PROCEEDINGS

     Neither we nor any of our properties are currently subject to any material legal proceeding nor, to our knowledge, is any material litigation currently threatened against us or any of our properties. Under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties due to certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, due to certain matters relating to the ownership of the properties prior to their acquisition by us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common shares trade on the New York Stock Exchange under the symbol "FRT." Listed below are the high and low closing prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

                        PRICE PER SHARE      DIVIDENDS DECLARED PER SHARE
                      -------------------   -------------------------------
                       HIGH         LOW
                      ------     --------
2002
     Fourth quarter   $  28.75   $  24.55         $      0.485
     Third quarter       27.85      23.70                 .485
     Second quarter      28.50      25.56                  .48
     First quarter       26.34      22.93                  .48

2001
     Fourth quarter   $  23.67   $  21.04         $       0.48
     Third quarter       23.71      20.32                  .48
     Second quarter      21.56      18.98                  .47
     First quarter       20.20      19.06                  .47

     On March 20, 2003, we estimate that there were 35,787 holders of record of our common shares.

     Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income. State income taxes are not material.

     Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our annual dividend rate for 35 consecutive years.

     Our total annual dividends paid per share for 2002 and 2001 were $1.925 per share and $1.89 per share, respectively. The annual dividend amounts are different from total distributions calculated for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of deferring taxation until the sale of the shareholder's shares. No assurances can be given regarding what portion, if any, of distributions in 2003 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Code Sec. 857(b)(3) to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are taxable to the shareholder as long-term capital gains. During 2002, a portion of the distributions was designated as a capital gain dividend.

     Following is the income tax status of distributions paid during the years ended December 31, 2002 and 2001 to common shareholders:

                                                  2002         2001
                                               ----------   ----------
          Ordinary dividend income             $    1.555   $    1.890
          Capital gain                               .370           -
          Return of capital                            -            -
                                               ----------   ----------
                                               $    1.925   $    1.890
                                               ==========   ==========

     Distributions on our 7.95% Series A Cumulative Redeemable Preferred Shares and our 8.5% Series B Cumulative Redeemable Preferred Shares are payable at the rate of $1.9875 and $2.125 per share per annum, prior to distributions on our common shares. We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements will have an adverse impact on our ability to pay dividends in the normal course to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

ITEM 6. SELECTED FINANCIAL INFORMATION

     The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." Our selected operating, other and balance sheet data for the years ended 1998 through 2001 have been reclassified to conform to the presentation in 2002 as they relate to income from operations of discontinued assets and the presentation of tax loans receivable issued in connection with employee stock plans as contra-equity.

(In Thousands, Except Per Share Data and Ratios)                               FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                              2002           2001           2000           1999           1998
                                                          ------------   ------------   ------------   ------------   ------------
OPERATING DATA:
Rental income .........................................   $    298,085   $    274,567   $    255,634   $    241,356   $    218,062
Property operating income .............................        214,057        204,047        192,347        182,493        162,372
Income before gain (loss) on sale of real estate ......         45,833         59,571         56,842         55,493         44,960
Gain (loss) on sale of real estate ....................          9,454          9,185          3,681         (7,050)             -
Net income ............................................         55,287         68,756         60,523         48,443         44,960
Net income available for common shareholders ..........         35,862         59,722         52,573         40,493         37,010
Net cash provided by operating activities (1) .........        119,069        109,448        107,056        102,183         90,427
Net cash (used in) investing activities (1) ...........       (175,744)      (232,138)      (121,741)       (99,313)      (187,646)
Net cash provided by (used in) financing
 activities (1) .......................................         62,235        128,896         14,304         (8,362)        97,406
Dividends declared on common shares ...................         82,273         75,863         72,512         71,630         69,512
Weighted average number of common shares outstanding
  Basic: ..............................................         41,624         39,164         38,796         39,574         39,174
  Diluted: ............................................         42,882         40,266         39,910         40,638         40,080
Earnings per share
  Basic: ..............................................            .86(6)        1.52           1.36           1.02            .94
  Diluted: ............................................            .85(6)        1.52           1.35           1.02            .94
Dividends declared per common share ...................           1.93           1.90           1.84           1.78           1.74

OTHER DATA:
Funds from operations (2)(3) ..........................         90,503        110,432        102,173         96,795         86,536
Ratio of earnings to fixed charges (4) ................            1.3x(7)        1.5x           1.5x           1.7x           1.7x
Ratio of earnings to combined fixed charges and
 preferred share dividends (4) ........................            1.0x(7)        1.3x           1.4x           1.5x           1.5x
Ratio of EBITDA to combined fixed charges and
 preferred share dividends (4)(5) .....................            1.6x(7)        1.9x           2.0x           2.1x           2.1x

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                              2002           2001           2000           1999           1998
                                                          ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Real estate at cost....................................   $  2,306,826   $  2,104,304   $  1,854,913   $  1,721,459   $  1,642,136
Total assets ..........................................      1,999,378      1,834,881      1,618,885      1,532,764      1,483,170
Mortgage, construction loans and capital lease
 obligations ..........................................        393,212        450,336        340,152        172,573        173,480
Notes payable .........................................        198,311        174,843        209,005        162,768        263,159
Senior notes ..........................................        535,000        410,000        410,000        510,000        335,000
Convertible subordinated debentures ...................         75,000         75,289         75,289         75,289         75,289
Redeemable preferred shares ...........................        235,000        235,000        100,000        100,000        100,000
Shareholders' equity ..................................        644,287        589,291        465,460        500,543        528,800
Number of common shares outstanding ...................         43,535         40,071         39,469         40,201         40,080

     1) Determined in accordance with Financial Accounting Standards Board, which we refer to as FASB, Statement No. 95, Statement of Cash Flows.
     2) We have historically reported our funds from operations ("FFO") in addition to our net income and net cash provided by operating activities. FFO is a supplemental non-GAAP financial measure of real estate companies' operating performance. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); should not be considered an alternative to net income as an indication of our performance; and is not necessarily indicative of cash flow as a measure of liquidity or ability to pay dividends. We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. For a reconciliation of net income available for common shareholders to FFO, please see "Item 7. Management's Discussion and Analysis of Results of Financial Condition and Results of Operations- Funds From Operations."
     3) Includes a $8.5 million restructuring charge incurred in the first quarter of 2002 and a $13.8 million restructuring charge incurred in the fourth quarter of 2002. Excluding these charges, Funds from Operations would have been $112.8 million.
     4) Earnings consist of income before gain (loss) on sale of real estate and fixed charges. Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount and expense and the portion of rent expense representing an interest factor. Preferred share dividends consist of dividends paid on our outstanding Series A preferred shares and Series B preferred shares.
     5) EBITDA is a non-GAAP measure that means net income or loss plus interest expense, income taxes, depreciation and amortization; adjusted for gain or loss on sale of assets, impairment provisions, provision for loss on equity securities and other nonrecurring expenses. EBITDA is presented because it provides useful information regarding our ability to service debt, EBITDA should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.
     6) Includes an $8.5 million restructuring charge incurred in the first quarter of 2002 and a $13.8 million restructuring charge incurred in the fourth quarter of 2002. Excluding these charges, Earnings per Share - Basic would have been $1.40 and Earnings per Share - Diluted would have been $1.37.
     7) Excluding the restructuring charges the ratio of earnings to fixed charges would have been 1.5x, the ratio of earnings to combined fixed charges and preferred share dividends would have been 1.2x, and the ratio of EBITDA to combined fixed charges and preferred share dividends would have been 1.8x.

          The reconciliation of EBITDA, adjusted for discontinued operations, to net income for the period presented is as follows:

(In thousands)                                      2002         2001         2000            1999           1998
                                                 ----------    ---------    ---------       ---------     ---------
Net income...................................    $  55,287     $  68,756    $  60,523       $  48,443     $  44,960
Depreciation and amortization................       64,529        59,914       53,259          50,011        46,047
Interest.....................................       65,058        69,313       66,418          61,492        55,125
(Gain) loss on sale of real estate ..........       (9,454)       (9,185)      (3,681)          7,050            --
                                                 ----------    ---------    ---------       ---------     ---------
EBITDA.......................................    $ 175,420     $ 188,798    $ 176,519       $ 166,996     $ 146,132
                                                 ==========    =========    =========       =========     =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this report. Historical results set forth in Selected Financial Information, the Financial Statements and Supplemental Data included in Item 6 and Item 8 and this section should not be taken as indicative of our future operations.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Also, documents that we "incorporate by reference" into this Annual Report on Form 10-K, including documents that we subsequently file with the Securities and Exchange Commission, which we refer to as the SEC, will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." In particular, the risk factors included or incorporated by reference in this Annual Report on Form 10-K describe forward-looking information. The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Many things can happen that can cause actual results to be different from those we describe. These factors include, but are not limited to:

     .    risks that our tenants will not pay rent;

     . risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to comply with our existing financial covenants and the possibility of increases in interest rates that would result in increased interest expense;

     . risks normally associated with the real estate industry, including risks that we may be unable to renew leases or relet space at favorable rents as leases expire, that new acquisitions and our development, construction and renovation projects, including our Santana Row project, may fail to perform as expected, that competition for acquisitions could result in increased prices, environmental risks, and, because real estate is illiquid, that we may not be able to sell properties when appropriate;

     . risks that our growth will be limited if we cannot obtain additional capital; and

     . risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as our obligation to comply with complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences if we fail to qualify as a REIT.

     Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements or those incorporated into this Annual Report on Form 10-K. We also make no promise to update any of the forward-looking statements. You should carefully review the risks and the risk factors incorporated herein by reference from our Form 8-K filed on March 25, 2003, as well as the other information in this Annual Report on Form 10-K or referred to in this Annual Report on Form 10-K, before making any investment in us.

OVERVIEW

     We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of December 31, 2002, we owned or had an interest in 58 community and neighborhood shopping centers comprising over 12 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 55 urban and retail mixed-use properties comprising over 2 million square feet and one apartment complex, all located in strategic metropolitan markets across the United States. Our properties, excluding Santana Row were 95.5% leased at December 31, 2002 and December 31, 2001. Including Santana Row our occupancy was 94.7% at December 31, 2002.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. The most significant accounting policies which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows.

Revenue Recognition and Accounts Receivable

     Leases with tenants are classified as operating leases. Base rents are recognized on a straight-line basis over the terms of the related leases, net of valuation adjustments, based on management's assessment of credit, collection and other business risk. We make estimates of the collectibility of our accounts receivable related to base rents, including straight line rentals, expense reimbursements and other revenue or income. In some cases the ultimate collectibility of these claims extends beyond one year. These estimates have a direct impact on our net income. We believe that our revenue recognition policies comply with both generally accepted accounting principles and the Securities and Exchange Commissions Staff Accounting Bulletin No. 101, Revenue Recognition.

Real Estate

     Land, buildings and real estate under development are recorded at cost. Depreciation is computed using the straight-line method with useful lives ranging from three to 50 years on buildings and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements, which improve or extend the life of the asset, are capitalized and depreciated over the life of the lease or the estimated useful life of the improvements, whichever is shorter. Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including applicable salaries and the related direct costs, are capitalized. The capitalized costs associated with developments, redevelopments and leasing are depreciated or amortized over the life of the improvement and lease, respectively. Unamortized leasing costs are charged to operations if the applicable tenant vacates before the expiration of its lease. Undepreciated tenant work is charged to operations if the applicable tenant vacates and the tenant work is replaced.

     When applicable as lessee, we classify our leases of land and building as operating or capital leases in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 13, "Accounting for Leases." We are required to use judgment and make estimates in determining the lease term, the estimated economic life of the property and the interest rate to be used in applying the provisions of SFAS No. 13. These estimates determine whether or not the lease meets the qualification of a capital lease and is recorded as an asset.

     We are required to make subjective assessments as to the useful lives of our real estate for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. Should we lengthen the expected useful life of an asset, it would be depreciated over a greater number of years, resulting in less annual depreciation expense and higher annual net income. Likewise, we must make subjective assumptions as to which costs should be capitalized. These assumptions also have a direct impact on net income.

     Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period is extended, more interest is capitalized, thereby increasing net income.

Long-Lived Assets

     Through December 31, 2001, we evaluated the carrying value of our long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In cases where particular assets are being held for sale, impairment is based on whether the fair value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. If a property is impaired, its basis is adjusted to its estimated fair market value.

     In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for us on January 1, 2002). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired, and broadens the presentation of discontinued operations to include components of an entity comprising operations and cash flows that can be distinguished, operationally and for financial reporting purposes from the rest of the entity.

     We are required to make estimates of undiscounted cash flows in determining whether there is an impairment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because recording an impairment charge results in a negative adjustment to net income.

Contingencies

     We are sometimes involved in lawsuits and environmental matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the amount and likelihood of loss relating to these matters. These estimates and assumptions have a direct impact on net income.

OUTLOOK

     Growth in net income and FFO during 2003 will depend primarily on growth in the core portfolio. Growth of net income from the core portfolio depends, in part, on the general economy, the financial health of our tenants and on our ability, directly or indirectly, to control expenses, some of which are beyond our complete control, such as snow removal, insurance and real estate tax assessments. The current weakening of the retail and overall economic environment could adversely impact us by increasing vacancies and decreasing rents. In past weak retail and real estate environments, however, we have been able to replace weak and bankrupt tenants with stronger tenants. Management believes that due to the quality of our properties there will continue to be demand for our space. Our properties, excluding Santana Row were 95.5% leased at December 31, 2002 and December 31, 2001. Including Santana Row our occupancy was 94.7% at December 31, 2002.

     Growth in the core portfolio, however, will be offset by expenses at Santana Row. Operating and marketing expenses, as well as additional depreciation and interest expense as the project is phased into operations will have a dilutive effect on 2003 earnings. As a result of the August 2002 fire at Santana Row, as more fully described in this section at "Santana Row", the projected opening of certain retail spaces have been delayed and approximately 50% of the total residential units for the project scheduled to be phased into service throughout 2003 were destroyed. These delayed openings, while lowering the income we will receive, will not substantially reduce the costs associated with maintaining and operating the infrastructure of the project.

     Growth in net income is also dependent on the amount of our leverage and interest rates. Our leverage has increased as we financed our development projects. In addition, to the extent variable-rate debt is unhedged, we will continue to have exposure to changes in market interest rates although we have reduced this exposure as of December 31, 2002 as compared to December 31, 2001. If interest rates increase, net income and FFO, as well as the ultimate cost of our development and redevelopment projects, will be negatively impacted.

2002 PROPERTY ACQUISITIONS AND DISPOSITIONS

Acquisitions

     We did not acquire any properties in 2002.

Dispositions

     On April 11, 2002, we sold the street retail property located at 252 Greenwich Avenue in Greenwich, Connecticut for $16.5 million, resulting in a gain of $7.0 million.

     On April 30, 2002, we sold three street retail properties, two in Westport, Connecticut and one in Westfield, New Jersey, for $19.2 million, resulting in a gain of $6.9 million.

     On June 6, 2002, we sold the Uptown Shopping Center located in Portland, Oregon for $20.8 million, resulting in a gain of $4.5 million.

     The proceeds from the sales of the four street retail properties and the Uptown Shopping Center were used to pay down our syndicated credit facility except $16.0 million which was used to pay down the Santana Row construction loan. As of December 31, 2002 all of the proceeds previously held by the qualified intermediary have been released to us.

     On June 18, 2002, a partnership, in which one of our subsidiaries is the general partner, sold the street retail property located at 6410 Hollywood Boulevard in Hollywood, California for $2.3 million, resulting in a gain of $700,000.

     On June 20, 2002, the proceeds of $6 million previously held by a qualified intermediary from the 2001 sale of the street retail property located at 101 East Oak Street in Chicago, Illinois were released to us.

2002 FINANCING DEVELOPMENTS

     On February 1, 2002, we received the minority partner's interest in Santana Row in exchange for a $2.6 million investment in a partnership. We made a $5.9 million loan to the partnership on January 12, 2001, that is due February 28, 2003. The loan was not repaid on the due date. We are currently exploring all available options we may have as a result of the borrowers failure to pay at maturity.

     On June 12, 2002 we issued 2.2 million common shares at $25.98 per share netting $56.6 million, after all expenses of the offering.

     On November 19, 2002, we completed the sale of $150 million of senior notes in an underwritten public offering under our shelf registration statement declared effective by the SEC on September 30, 1998. Net proceeds, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $148.7 million. We used the net proceeds, together with $20 million in available insurance proceeds relating to the Santana Row fire, and approximately $7.1 million in borrowings under our credit facility, to pay in full and retire the Santana Row construction loan, including all interest owed on the loan.

SANTANA ROW

     In 2002, our single largest capital need was the development of Santana Row, a multi-phase mixed-use project being built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel components, creating a community with the feel of an urban district.

     Phase I of the project includes Santana Row, the "1,500 foot long main street" and eight buildings which will contain approximately 444,000 square feet of retail space, 255 residential units, a 213 room hotel and the supporting infrastructure. The first building, containing 40,000 square feet and occupied by Crate & Barrel, opened on June 27, 2002. Six buildings comprising approximately 317,000 square feet of retail space opened on November 7, 2002. Tenants in the final 87,000 square foot building in Phase I are expected to begin opening in early 2003. As of February 4, 2003, approximately 320,000 square feet, or 73%, of the Phase I retail space is leased, of which approximately 200,000 square feet, or 46%, of the Phase I retail space is open.

     On August 19, 2002 a fire broke out at Building Seven in the Santana Row project. Building Seven contained approximately 87,000 square feet of retail space, approximately 1,000 parking spaces and 246 residential units. All but eleven of the residential units in the building, which were originally scheduled to open in early 2003, were destroyed. The retail units and parking structure sustained water and smoke damage but were not structurally impaired. The opening of these retail units, originally scheduled for September 2002, will be delayed until early 2003. The damage related to the fire was limited almost entirely to this single building. We believe that our insurance coverage will substantially cover our losses from the fire. We estimate the insurance claim to be in the range of $70 million to $90 million which includes costs to clean-up, repair and rebuild as well as soft (non-construction) costs and lost rents. The cause of the fire is unknown but will not affect our insurance claim. On October 22, 2002, a $20 million insurance reimbursement was advanced by the insurance carrier bringing the total amount received to date to $21 million. This advance, along with the proceeds from the November 19, 2002 note offering and borrowings under our credit facility, were used to pay in full and retire the Santana Row construction loan. Because our final insurance claim has not yet been submitted, insurance proceeds expected to be received over and above those received to date have not been recorded in our December 31, 2002 financial statements.

     We estimate the total cost of Phase I to be approximately $445 million, net of anticipated insurance proceeds. Insurance proceeds could exceed our $70 to $90 million estimate due to increased fire related costs. Insurance proceeds increased by such costs would therefore not reduce our anticipated Phase I investment below $445 million. As of December 31, 2002, before applying the $21 million of insurance proceeds received to date, we have incurred costs of $434 million including the purchase of all of the project's, land, the construction of Phase I, costs associated with the Building Seven fire and related cleanup and costs related to future phases of the project. We estimate that we will spend approximately $38 million, before insurance reimbursements, in 2003 relating to the completion of Phase I of the project.

     We are evaluating our Building Seven residential options and alternatives taking into account costs incurred to date, costs to rebuild and market conditions and believe that we will be able to rebuild a residential component for Building Seven on economically favorable terms as part of a future phase of the project.

     The success of Santana Row will depend on many factors which cannot be assured and are not entirely within our control. These factors include among others, the demand for retail and residential space, the cost of operations, including utilities and insurance, the availability and cost of capital and the general economy, particularly in the Silicon Valley.

     On February 7, 2003, we announced plans for Phase II of Santana Row, which includes 84,000 square feet of retail space on two pad sites and 275 additional parking spaces. 95% of the Phase II retail space has been pre-leased to Best Buy and The Container Store. Total development costs are expected to be approximately $27 million.

     We have not determined the scope of future phases of Santana Row and will not do so until the success of Phase I, Phase II and future demand for rental space is determined. However, as Phases I and II utilize only part of the retail and residential entitlements of the property, and as Phase I includes the costs of land and infrastructure for future phases, we expect to identify and execute relatively small, additional phases on economically favorable terms.

NEW BUSINESS PLAN, RESTRUCTURING CHARGES AND CEO TRANSITION

     On February 28, 2002, we adopted a new business plan which returned our primary focus to our traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. We will complete Bethesda Row and Santana Row (Pentagon Row was completed in 2002) but do not plan to develop any new large-scale, mixed-use, ground-up development projects. Rather, we will seek to acquire income producing centers around our existing markets and will identify and execute redevelopment opportunities in our existing portfolio. Concurrent with the adoption of the business plan, we adopted a management succession plan and restructured our management team.

     In connection with this change in our business plan, we recorded a charge of $18.2 million. This charge included a reserve for a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several of our senior officers related to the management restructuring, as well as the write-off of $1.6 million of development costs. All charges against the reserve, totaling $8.5 million, were expended during 2002. An additional component of the restructuring charge is an impairment loss of $9.7 million representing the estimated loss on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Portland, Oregon, thereby adjusting the value of these assets to their estimated fair value. We are marketing these properties for sale. The carrying value of these properties as of December 31, 2002, classified on our consolidated balance sheet as real estate under development, is $8.5 million.

     On December 20, 2002, we announced the resignation of Steven J. Guttman as Trustee, Chief Executive Officer and Chairman of the Board of Trustees effective January 1, 2003. Donald C. Wood, our then President and Chief Operating Officer, was named Chief Executive Officer and a member of the Board of Trustees. Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board. As a result of this transition, we recorded a charge of $13.8 million in the fourth quarter of 2002 for payments and benefits to Mr. Guttman pursuant to his contractual arrangements with us and for other transition related costs. Of this amount, $7.9 had not been paid as of December 31, 2002, the majority of which was paid in the first quarter of 2003.

RESULTS OF OPERATIONS

Comparison of 2002 to 2001

     Throughout this section, we have provided certain information on a "same center" basis. Information provided on a same center basis is provided only for those properties owned and operated in the periods being compared and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold and properties under development during the periods being compared are excluded.

     REVENUE

     Total revenues increased $23.7 million, or 8.0%, to $318.8 million for the year ended December 31, 2002, as compared to $295.1 million for the year ended December 31, 2001. The primary components of the increase in total revenues are discussed below.

     Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries for common area maintenance and real estate taxes. The increase in rental income of $23.5 million, or 8.6%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to:

     . an increase of $8.1 million in rental income attributable to the properties acquired subsequent to January 1, 2001 and properties under development in 2001 and 2002 which phased into service during 2001 and 2002, specifically Santana Row and Pentagon Row. These increases were offset by properties sold in 2001; and

     . an increase of $15.4 million, or 5.7%, on a same center basis due primarily to the increased rental rates at redeveloped and retenanted centers, as well as increased rental rates associated with lease rollovers and higher cost recoveries as a result of increased rental expenses and real estate tax expenses.

     Same center basis for the year ended December 31, 2002 excludes the six properties sold in 2002, the Williamsburg Shopping Center in Williamsburg, Virginia, 101 E. Oak Street in Chicago, Illinois and 70/10 Austin Street in Forest Hills, New York which were sold in 2001, Friendship Center in Washington, D.C. which was purchased on September 21, 2001, the office building located at 580 Market Street in San Francisco, California which was exchanged for the minority partner's interest in Santana Row and properties under development in 2001 and 2002, including Pentagon Row in Arlington, Virginia and Santana Row in San Jose, California. Same center rental income, excluding the contribution from property redevelopments and expansions, for the year ended December 31, 2002 increased 5.1% from 2001, reflecting increases due to retenanting, lease rollovers and cost recoveries.

     Interest and Other Income. Interest and other income includes interest earned on mortgage notes receivable, overnight cash investments, including tax-deferred exchange escrow deposits, as well as a provision for estimated losses related to various unconsolidated restaurant joint ventures at Santana Row. The decrease in interest and other income of $1.4 million, or 21.8% for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to a write down associated with the estimated impairment of $1.3 million which represents our best estimate of the diminution of value based upon the current economic climate surrounding these joint ventures.

     Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. The increase in other property income of $1.6 million, or 11.8%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to:

     . a one-time $800,000 perpetual easement payment from a residential developer that has commenced development on an adjacent site at the Pentagon Row project;

     . increases of $1.3 million in parking income, utility reimbursements and lease termination fees at Pentagon Row, which began phasing into service in the second quarter of 2001, Santana Row, which began phasing into service in the fourth quarter of 2002 and Friendship Center which was purchased in the third quarter of 2001; partially offset by

     . lower lease termination fees and parking income from properties owned and operated in both periods.

     On a same center basis, other property income decreased $500,000 in 2002 as compared to 2001, as explained above.

     EXPENSES

     Total expenses increased $36.3 million to $270.1 million for the year ended December 31, 2002, as compared to $233.8 million for the year ended December 31, 2001. The primary components of the increase in total expenses are discussed below.

     Rental Expense. The increase in rental expense of $10.9 million, or 17.3%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to:

     . an increase of $9.1 million in non-capitalized operating, leasing and marketing costs associated with our development projects, primarily operating, pre-opening and marketing expenses at our Santana Row project, as well as increased costs reflecting a full year of operating activity at the Pentagon Row project; and

     . an increase of $1.8 million, or 3.1%, on a same center basis due primarily to increased maintenance, insurance and utility costs, offset by lower bad debt and property management costs.

     Rental expense as a percentage of rental income and other property income, which we refer to as property income, increased slightly from 21.7% in 2001 to 23.5% in 2002 due primarily to increased marketing and pre-opening expenses at Santana Row. Same center rental expense, excluding the effect of property redevelopments and expansions, as a percentage of property income decreased slightly from 20.0% in 2001 to 19.6% in 2002 and overall for the year ended December 31, 2002 increased 2.2% from 2001.

     Real Estate Taxes. The increase in real estate taxes of $2.8 million, or 10.0%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to increased taxes on new development projects, recently redeveloped properties and overall increases in tax assessments. On a same center basis, real estate taxes increased 7.0% due primarily to increased taxes on recently redeveloped properties and overall increases in tax assessments at various projects, principally Woodmont East, Fresh Meadows, Garden Market and Mid-Pike. Same center real estate taxes, excluding the effect of property redevelopments and expansions, for the year ended December 31, 2002 increased 6.1% from 2001.

     Property Operating Income. As a result of the changes and variances explained above, operating property income, total income less rental expenses and real estate taxes, increased $10.1 million, or 4.9%, to $214.1 million for the year ended December 31, 2002 as compared to $204.0 million for the year ended December 31, 2001.

     Interest Expense. In 2002, we incurred interest expense of $88.6 million, of which $23.5 million was capitalized yielding interest expense of $65.1 million, as compared to interest of $87.1 million in 2001, of which $17.8 million was capitalized yielding interest expense of $69.3 million. The decrease in interest expense of $4.2 million, or 6.1%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to:

     . a decrease in the weighted-average interest rate on our debt from 7.6% in 2001 to 7.4% in 2002, primarily as a result of decrease in interest rates on our variable rate debt; and

     . increased capitalized interest at the Santana Row project which was under construction for the majority of 2002 and began to be phased into service beginning with the first tenant opening in June 2002.

     Administrative Expense. The decrease in administrative expense of $500,000, or 3.4%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is mostly attributable to lower payroll costs in 2002 as a result of our corporate restructuring. As a result, administrative expenses as a percentage of revenue decreased from 4.8% in the year ended December 31, 2001 to 4.3% in the year ended December 31, 2002.

     Restructuring Charge. On February 28, 2002, we adopted a new business plan which returned our primary focus to our traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. Concurrently with the adoption of the business plan, we adopted a management succession plan and restructured our management team. In connection with this change in business plan, we recorded a charge of $18.2 million. This charge included a reserve for a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several of our senior officers related to the management restructuring, as well as the write-off of $1.6 million of our development costs. All charges against the reserve, totaling $8.5 million, were expended during 2002. Please see "New Business Plan, Restructuring Charges and CEO Transition" for additional information.

     In addition, in the fourth quarter of 2002 we recorded a charge of $13.8 million as a result of the accelerated executive transition whereby Donald C. Wood, the Trust's President and Chief Operating Officer, replaced Steven Guttman as Chief Executive Officer of the Trust. The fourth quarter charge, which includes an accrual of $7.9 million at December 31, 2002 for payments and benefits due to Mr. Guttman pursuant to his contractual arrangements with us and for other transition related costs. No cash payments were made against this charge in 2002 and we expect to expend the majority of the accrual in 2003.

     Depreciation and Amortization Expense. The increase in depreciation and amortization expense of $5.1 million, or 8.6%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001 reflects the impact of recent new developments, tenant improvements and property redevelopments which were placed into service throughout 2001 and 2002.

     OTHER

     Investors' Share of Operations. Investors' share of operations represents the minority partner's interest in the income of certain properties. The decrease in investors' share of operations of $1.1 million, or 20.5%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to our 2001 purchase of the minority interest in nine street retail buildings in southern California and three street retail buildings in Forest Hills, New York and the operating unit holders share of the decrease in operating income in 2002.

     Gain on Sale of Real Estate Net of Loss on Abandoned Developments Held for Sale. The approximately $300,000 increase in gain on sale of real estate, net of loss on abandoned developments held for sale for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to:

     . an increase in net gains recognized in 2002 from the sale of six properties for a combined gain of $19.1 million in the second quarter of 2002, as compared to the sale of one shopping center in the second quarter of 2001 for a gain of $7.9 million, the sale of one street retail property in the fourth quarter of 2001 for a gain of $1.8 million and the exchange of a 90% interest in a street retail building for a 10% interest in three street retail buildings with a minority partner which resulted in an accounting loss of $500,000 in the fourth quarter of 2001; primarily offset by

     . the impairment loss of $9.7 million on the abandonment of developments held for sale as described under "New Business Plan, Restructuring Charges and CEO Transition."

     Income from Operations of Discontinued Assets. Beginning in 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as income from operations of discontinued assets. This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as income from operations of discontinued assets. As a result, previously reported income will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. As described above, in 2002, we sold six properties for a combined gain of $19.1 million. The earnings generated from these properties have been reported as income from operations of discontinued assets in accordance with SFAS No. 144. Income from operations of discontinued assets for the years ended December 31, 2002 and 2001 was $1.3 million and $3.5 million, respectively with the decrease being primarily due to the fact that these properties were owned for less than a full year in 2002.

Comparison of 2001 to 2000

     REVENUE

     Total revenues increased $20.9 million, or 7.6%, to $295.1 million for the year ended December 31, 2001, as compared to $274.2 million for the year ended December 31, 2000. The primary components of the increase in total revenues are discussed below.

     Rental Income. The increase in rental income of $18.9 million, or 7.4%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

     . an increase of $2.9 million in rental income attributable to the properties acquired subsequent to January 1, 2000 and properties under development in 2000 and 2001 which began phasing into service during 2001, specifically Pentagon Row and Woodmont East. These increases were offset by properties sold in 2001 and 2000; and

     . an increase of $16.0 million, or 6.4%, on a same center basis due primarily to the increased rental rates at redeveloped and retenanted centers, as well as increased rental rates associated with lease rollovers and higher cost recoveries.

     Same center basis for the year ended December 31, 2001 excludes the six properties sold in 2002 because they have been reclassified to Income from Operations of Discontinued Assets on the Consolidated Statements of Operations, the Williamsburg Shopping Center in Williamsburg, Virginia and Peninsula Shopping Center in Palos Verdes, California which were sold on April 27, 2001 and June 30, 2000, respectively, as well as, properties acquired and properties under development in 2000 and 2001, including Friendship Center in Washington, D.C., Woodmont East in Bethesda, Maryland, Pentagon Row in Arlington, Virginia, 214 Wilshire Boulevard in Santa Monica, California and Town & Country Shopping Center in San Jose, California, which was demolished to make way for the Santana Row development.

     Interest and Other Income. The decrease in interest and other income of $900,000, or 12.5%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to a decrease in interest earned on mortgage notes receivable which reflects the $11.8 million decrease in mortgage notes receivable from December 31, 2000 to December 31, 2001.

     Other Property Income. The increase in other property income of $2.9 million, or 26.6%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

     .    an approximate $1.2 million increase in lease termination fees; and

     .    increased parking income and utility reimbursements.

     On a same center basis, other property income during the year ended December 31, 2001 increased 18.7% from the year ended December 31, 2000.

     EXPENSES

     Total expenses increased $19.7 million, or 9.2%, to $233.8 million for the year ended December 31, 2001, as compared to $214.1 million for the year ended December 31, 2000. The primary components of the decrease in total expenses are discussed below.

     Rental Expense. The increase in rental expense of $7.1 million, or 12.7%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

     . an increase of $5.7 million in operating, leasing and marketing costs associated with our development projects, primarily leasing and marketing expenses at our Santana Row project, as well as increased costs reflecting the increased operating activity at the Pentagon Row and Woodmont East projects; and

     . an increase of $2.3 million, or 4.3%, on a same center basis due primarily to general cost increases along with increased property management costs in 2001; partially offset by

     . a decrease of $900,000 in operating costs related to properties acquired and sold during the two periods.

     Rental expense as a percentage of rental income and other property income, which we refer to as property income, increased slightly from 20.9% in 2000 to 21.7% in 2001 due primarily to the increased leasing and marketing expenses at Santana Row.

     Real Estate Taxes. The increase in real estate taxes of $2.1 million, or 8.2%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable primarily to increased tax assessments on recently redeveloped properties partially offset by taxes on properties sold in 2001 and 2000. On a same center basis, real estate taxes increased 9.4%, reflecting the increases on redeveloped properties.

     Property Operating Income. As a result of the changes and variances explained above, property operating income, total income less rental expenses and real estate taxes, increased $11.7 million, or 6.1%, to $204.0 million for the year ended December 31, 2001 as compared to $192.3 million for the year ended December 31, 2000.

     Interest Expense. In 2001, we incurred interest expense of $87.1 million, of which $17.8 million was capitalized, as compared to 2000's $79.7 million, of which $13.3 million was capitalized. The increase in interest expense of $2.9 million, or 4.4%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to:

     . increased mortgage interest, primarily due to the $152 million of mortgages placed on five properties in the fourth quarter of 2000; partially offset by

     . a decrease in the weighted-average interest rate on our debt from 7.9% in 2000 to 7.6% in 2001, primarily as a result of the decrease in interest rates on our variable rate debt; and

     . increased capitalized interest at the Santana Row project which was under construction during 2001.

     Administrative Expense. The increase in administrative expense of $1.0 million, or 7.2%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to increased personnel costs, legal and accounting fees. However, administrative expenses as a percentage of revenue decreased slightly in 2001 to 4.8% from 4.9% in 2000.

     Depreciation and Amortization Expense. The increase in depreciation and amortization expense of $6.6 million, or 12.6%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, reflects the impact of recent new development, tenant improvements and property redevelopments which were placed in service during the year, specifically the Pentagon Row and Woodmont East developments.

     OTHER

     Investors' Share of Operations. The decrease in investors' share of operations of $1.3 million, or 21.0%, for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to our buy-out of the minority partners' in nine street retail buildings in southern California, thereby increasing our ownership in these buildings to 100%.

     Gain on Sale of Real Estate Net of Loss on Abandoned Developments Held for Sale. The increase in gain on sale of real estate, net of loss on abandoned developments held for sale, of $5.5 million for the year ended December 31, 2001, as compared to the year ended December 31, 2000, is attributable to an increase in net gains recognized in 2001 from:

     . the sale of one shopping center in the second quarter of 2001 for a gain of $7.9 million; and

     . the sale of one street retail property in the fourth quarter of 2001 for a gain of $1.8 million; partially offset by

     . the exchange of our 90% interest in a street retail building to the minority partner in exchange for the minority partner's 10% interest in three other street retail buildings in the fourth quarter of 2001 resulting in a loss of approximately $500,000; as compared to

     . the sale of one shopping center in the second quarter of 2000 for a gain of $3.7 million

     Income from Operations of Discontinued Assets. Beginning in 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as income from operations of discontinued assets. This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as income from operations of discontinued assets. As a result, previously reported income will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. As described above, in 2002, we sold six properties for a combined gain of $19.1 million. The earnings generated from these properties have been reported as income from operations of discontinued assets in accordance with SFAS No. 144. Income from operations of discontinued assets for the years ended December 31, 2001 and 2000 was $3.5 million and $3.3 million, respectively.

SEGMENT RESULTS

     We operate our business on an asset management model, where small focused teams are responsible for a portfolio of assets. We have divided our portfolio of properties into three operating regions: the Northeast, Mid-Atlantic and West. Each region is operated under the direction of an asset manager, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions. Incentive compensation, throughout the regional teams, is tied to the net operating income of the respective portfolios.

     Historical operating results for the three regions are as follows (in thousands):

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------
                                                 2002           2001           2000
                                              ----------     ----------     ----------
Rental Income
  Northeast .............................     $  123,093     $  117,353     $  110,256
  Mid-Atlantic ..........................        139,596        124,765        114,371
  West ..................................         35,396         32,449         31,007
                                              ----------     ----------     ----------
       Total ............................     $  298,085     $  274,567     $  255,634
                                              ==========     ==========     ==========

Property Operating Income (1)
  Northeast .............................     $   92,399     $   87,831     $   81,633
  Mid-Atlantic ..........................        103,429         92,086         84,346
  West ..................................         18,269         21,982         24,212
                                              ----------     ----------     ----------
       Total ............................     $  214,097     $  201,899     $  190,191
                                              ==========     ==========     ==========

(1) Property operating income consists of rental income, other property income and interest income on mortgage notes receivable, less rental expense and real estate taxes.

     NORTHEAST

     As of December 31, 2002, 48 of our properties were located in the Northeast region. The Northeast region extends from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

     Rental Income. The increase in rental income of $5.7 million, or 4.9%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, is attributable to:

     . an increase of $6.8 million, or 5.9%, on a same center basis due primarily to the increased rental rates at redeveloped, expanded and retenanted centers, such as Bala Cynwyd, Brunswick, Dedham, Fresh Meadows, Rutgers and Wynnewood, as well as increased rental rates associated with lease rollovers; partially offset by

     . a decrease of $1.1 million due to the disposition of 101 E. Oak Street and 70/10 Austin Street in 2001.

     Same center basis for the year ended December 31, 2002 excludes 101 E. Oak Street and 70/10 Austin Street which were sold in 2001. Same center rental income, excluding the contribution from property redevelopments and expansions, for the year ended December 31, 2002 increased 5.7% from 2001.

     When comparing 2001 with 2000, rental income, on an overall and same center basis, increased $7.1 million, or 6.4%, primarily due to increases at recently redeveloped and retenanted shopping center and street retail properties such as Greenlawn, Blue Star, Brunswick, Ellisburg, Fresh Meadows and Austin Street.

     Property Operating Income. Property operating income consists of rental income, other property income and interest income on mortgage notes receivable, less rental expense and real estate taxes. The increase in property operating income of $4.6 million, or 5.2%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, is attributable to:

     .    an increase of $5.7 million in rental revenue as described above;
          offset by

     . a decrease of $600,000 in interest income on mortgage notes receivable as a result of a payoff of a $10 million mortgage note in July 2002; and

     . an increase of $500,000 in real estate taxes primarily as a result of increased taxes on recently redeveloped and retenanted properties.

     Same center property operating income in the year ended December 31, 2002 increased 7.2% from 2001. Same center property operating income, excluding the contribution from property redevelopments and expansions, for the year ended December 31, 2002 increased 7.1% from 2001.

     Property operating income increased $6.2 million, or 7.6%, for the year ended December 31, 2001 as compared to December 31, 2000. This increase is attributable to:

     .    an increase of $7.1 million in rental revenue as described above;

     . an increase in other property income of $1.4 million due primarily to increased lease termination fees of $1.0 million; partially offset by

     . an increase of $1.5 million in real estate taxes primarily as a result of increased taxes on redeveloped and retenanted properties;

     .    an increase in rental expenses of $300,000; and

     . decreased interest income on mortgage notes receivable of $500,000 as a result of mortgage notes of approximately $10 million being paid off in late 2000 and early 2001.

MID-ATLANTIC

     As of December 31, 2002, 32 of our properties, including Pentagon Row, were located in the Mid-Atlantic region. The Mid-Atlantic region extends from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

     Rental Income. The increase in rental income of $14.8 million, or 11.9%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, is attributable to:

     . an increase of $9.4 million from Friendship Center which was purchased in 2001 and from Pentagon Row which was phased into service throughout 2001 and 2002;

     . a net increase of $6.1 million, or 5.0%, on a same center basis due primarily to the increased rental rates attributable to retenanting at several shopping centers and street retail properties, as well as the increased rental income from the Trust's Woodmont East project in Bethesda, Maryland which was open and occupied for a full year in 2002. These increases were partially offset by higher vacancy levels at three of the region's shopping centers; offset by

     . a decrease of $700,000 from the Williamsburg Shopping Center which was sold in 2001.

     Same center basis for the year ended December 31, 2002 excludes Williamsburg Shopping Center which was sold in 2001, Friendship Center which was purchased in 2001 and Pentagon Row which was being phased into service throughout 2001 and 2002. There were no significant contributions from redevelopments or expansions in this region during 2001 and 2002.

     When comparing 2001 with 2000, rental income increased $10.4 million, or 9.1%, reflecting the contribution from the recently completed Woodmont East project, the rental income generated from the first three buildings at the Pentagon Row project, as well as Friendship Center which was acquired on September 21, 2001. On a same center basis, which excludes Woodmont East, Pentagon Row, Friendship Center and Williamsburg shopping center which was sold on April 27, 2001, rental income increased $4.8 million, or 4.3%, due to successful retenanting at several of the regions properties.

     Property Operating Income. The increase in property operating income of $11.3 million, or 12.3%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, is attributable to:

     .    an increase of $14.8 million in rental revenue as described above; and

     . an increase of $1.8 million in other income primarily from Pentagon Row and Friendship Center, as both of these properties were owned and operated for a full year in 2002; partially offset by

     . an increase of $3.5 million in rental expense, primarily due to the Pentagon Row and Friendship Center properties as well as increased insurance costs; and

     . an increase of $1.8 million in real estate taxes, of which approximately $800,000 was attributable to Pentagon Row and Friendship Center with the remaining increase primarily as a result of increased taxes on recently redeveloped properties and overall increases in tax assessments.

     Same center property operating income in the year ended December 31, 2002 increased 4.8% from 2001.

     Property operating income increased $7.7 million, or 9.2%, for the year ended December 31, 2001 when compared to the year ended December 31, 2000. This increase is attributable to:

     .    an increase of $10.4 million in rental revenue as described above;

     . an increase in other property income of $1.8 million due primarily to increased lease termination fees and other miscellaneous income; partially offset by

     . an increase of $3.7 million in rental expenses primarily at Pentagon Row and Woodmont East; and

     . an increase in real estate taxes of $800,000, approximately $400,000 of which was related to Pentagon Row, Woodmont East and Friendship Center with the remainder attributable to increases in tax assessments throughout the portfolio.

WEST

     As of December 31, 2002, 34 of our properties, including Santana Row, were located in the West region. The West region extends from Texas to the West Coast.

     Rental. The increase in rental income of $2.9 million, or 9.1%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, is attributable to:

     . an increase of $2.5 million, or 7.9%, on a same center basis due primarily to the increased rental rates at redeveloped and retenanted properties in the Los Angeles area, San Francisco and Los Gatos, California, as well as the increased rental income associated with lease rollovers;

     . an increase of approximately $800,000 of rental income generated at Santana Row; offset by

     . a decrease of approximately $400,000 due to the exchange of 580 Market Street in 2002.

     Same center basis for the year ended December 31, 2002 excludes 580 Market Street which was exchanged for the minority partner's interest in Santana Row and Santana Row, which was under development in 2001 and 2002. Same center rental income, excluding the contribution from property redevelopments and expansions, for the year ended December 31, 2002 increased 5.1% from 2001.

     When comparing 2001 with 2000, rental income increased $1.4 million, or 4.7%, reflecting the recently redeveloped and retenanted properties in Los Angeles and San Francisco, California, offset by the impact of the sale of Peninsula Shopping Center on June 30, 2000. On a same center basis, which excludes properties acquired and sold in 2001 and 2000 and Santana Row, which is under development, rental income increased $4.1 million, or 15.4%, due to the successful redevelopment and retenanting mentioned above.

     Property Operating Income. The decrease in property operating income of $3.7 million, or 16.9%, for the year ended December 31, 2002 as compared to the year ended December 31, 2001, is attributable to:

     . an increase of $7.4 million in rental expense primarily as a result of leasing, marketing and other start-up costs associated with our Santana Row project;

     . an increase of $500,000 in real estate taxes primarily as a result of increased taxes on recently redeveloped properties and real estate tax expense on Santana Row reflecting the period the project was operating in 2002; and

     . a decrease of $100,000 in other property income primarily as a result of lower parking income which offset the increase associated with Santana Row; partially offset by

     .    an increase of $2.9 million in rental income as described above; and

     . an increase of $1.4 million in interest income on mortgage notes receivable primarily as a result of additional loans funded during 2002 and higher participating interest on loans outstanding.

     Same center property operating income in the year ended December 31, 2002 increased 5.4% from 2001. Same center property operating income, excluding the contribution from property redevelopments and expansions, for the year ended December 31, 2002 increased 4.0% from 2001.

     Property operating income decreased $2.2 million, or 9.2%, for the year ended December 31, 2001 when compared to the year ended December 31, 2000. This decrease is attributable to:

     . an increase of $3.1 million in rental expenses, consisting primarily of the marketing and leasing costs associated with the Santana Row development;

     . a decrease in interest and other income of $400,000 reflecting the payoff of a note in 2001 and higher participation interest in 2000;

     . a decrease in other property income of $300,000 due primarily to the reduction in earnings when the old Town & Country Shopping Center was demolished to make way for the new Santana Row project; offset by

     .    an increase of $1.4 million in rental income as described above; and

     . a net decrease in real estate taxes of $200,000 attributable to the June 30, 2000 sale of Peninsula Shopping Center, which offsets increased assessments on redeveloped properties and overall increases in tax assessments.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $23.1 million and $17.5 million at December 31, 2002 and December 31, 2001, respectively. This $5.6 million increase is attributable to $119.1 million and $62.2 million provided by operating and financing activities, respectively, partially offset by $175.7 million used in investing activities.

               (in thousands)                                                  FOR THE YEAR ENDED
                                                                               DECEMBER 31, 2002
                                                                               ------------------
               Cash Provided by Operating Activities .......................      $     119,069
               Cash Provided by Financing Activities .......................             62,235
               Cash Used in Investing Activities ...........................           (175,744)
                                                                                  -------------
               Increase in Cash and Cash Equivalents .......................              5,560
               Cash and Cash Equivalents, Beginning of Period ..............             17,563
                                                                                  -------------
               Cash and Cash Equivalents, End of Period ....................      $      23,123
                                                                                  =============

Operating Activities
     The cash provided by operating activities for the year ended December 31, 2002 of $119.1 million is attributable to:

     .    $99.5 million from property operations; and

     .    $19.6 million from the non-cash portion of our restructuring expense.

Financing Activities
     The cash provided by financing activities for the year ended December 31, 2002 of $62.2 million is attributable to:

     . $148.7 million of proceeds, net of costs, from the November 2002 note issuance;

     . $130.6 million of proceeds under the Santana Row and Woodmont East construction loans;

     . $56.6 million of proceeds, net of costs, received from the issuance of 2,200,000 common shares in an underwritten public offering in June 2002;

     .    $27.0 million of net proceeds under our credit facility; and

     . $20.1 million of net proceeds received from the issuance of common shares under our dividend reinvestment plan and exercise of common stock options.

     The cash provided by financing activities was partially offset by:

     . $191.3 million payoff and retirement of the Santana Row construction loan;

     .    $96.5 million of distributions to shareholders;

     .    the repayment and retirement of our 8% Senior Notes of $25 million;

     .    the repayment and retirement of a $3.4 million note;

     .    the repayment of $289,000 of our 5.25% Convertible Subordinated
          Debentures;

     . $900,000 of principal payments on mortgages, capital leases and notes payable; and

     .    a $3.4 million decrease in minority interest.

Investing Activities
     The cash used in investing activities for the year ended December 31, 2002 of $175.7 million is attributable to:

     .    $200.3 million for the development of Santana Row and Pentagon Row;
          and

     . $43.6 million of capital expenditures relating to improvements to common areas, tenant work and various redevelopments including the Congressional Apartments in Rockville, Maryland, the redevelopment of retail buildings in San Antonio, Texas and the completion of tenant work at our Woodmont East development in Bethesda, Maryland.

     The cash used in investing activities was partially offset by:

     . $62.5 million of net proceeds from the disposition of the six properties sold in the second quarter of 2002 and the 1 street retail property sold in the fourth quarter of 2001; and

     . the repayment, net of additional loans to existing borrowers, of mortgage notes receivable of $5.7 million.

Debt Financing Arrangements
     As of December 31, 2002, we had total debt outstanding of $1.1 billion. Of this debt, approximately $289 million (consisting of $238 million of fixed rate and $51 million of variable rate debt) was secured by approximately 12 of our properties.

     The following is a summary of our total debt outstanding as of December 31, 2002 and 2001 (dollars in thousands):

                                          ORIGINAL      PRINCIPAL      PRINCIPAL
                                        DEBT ISSUED   BALANCE AS OF  BALANCE AS OF     INTEREST RATE
DESCRIPTION OF DEBT                          OR       DECEMBER 31,   DECEMBER 31,     AS OF DECEMBER
                                         AVAILABLE        2002           2001            31, 2002          MATURITY DATE
                                        -----------   -------------  -------------    --------------       ------------------
MORTGAGE AND CONSTRUCTION LOANS
 Secured Fixed Rate
  Leesburg Plaza (1)..................  $     9,900   $       9,900  $       9,900             6.510%      October 1, 2008
  164 E. Houston Street (2)...........          345             268            304             7.500%      October 6, 2008
  Federal Plaza (3)...................       36,500          35,936         36,304             6.750%      June 1, 2011
  Tysons Station (4)..................        7,000           6,864          6,967             7.400%      September 1, 2011
  Barracks Road (5)...................       44,300          44,300         44,300             7.950%      November 1, 2015
  Hauppauge (6).......................       16,700          16,700         16,700             7.950%      November 1, 2015
  Lawrence Park (7)...................       31,400          31,400         31,400             7.950%      November 1, 2015
  Wildwood (8)........................       27,600          27,600         27,600             7.950%      November 1, 2015
  Wynnewood (9).......................       32,000          32,000         32,000             7.950%      November 1, 2015
  Brick Plaza (10)....................       33,000          33,000         33,000             7.415%      November 1, 2015
 Secured Variable Rate

  Woodmont East Construction (11).....       24,500          24,449         23,164      Libor + 1.20%      August 29, 2003
  Friendship Center (11)..............       17,000          17,000         17,000      Libor + 1.35%      September 22, 2003
  Santana Row Construction (12).......      295,000               -         62,004     Libor + 2.125%      April 16, 2004
 Unsecured Variable Rate
  Escondido (Municipal Bonds) (13)....        9,400           9,400          9,400             3.140%      November 1, 2015
                                                      -------------  -------------

     Total Mortgage and Construction
      Loans                                           $     288,817  $     350,043
                                                      -------------  -------------

NOTES PAYABLE
 Unsecured Fixed Rate
  Term note with banks (14)...........  $   125,000   $     125,000  $     125,000              6.22%      December 19,2003
  Perring Plaza Renovation (15).......        3,087           2,266          2,389             10.00%      January 31, 2013
  Other...............................          295              45             54           Various       Various
 Unsecured Variable Rate
  Land purchase note (16).............        3,400               -          3,400      Libor + 1.25%      June 30, 2002
  Revolving credit facilities (17)....      300,000          71,000         44,000       Libor + .80%      December 19, 2003
                                                      -------------  -------------

     Total Notes Payable                              $     198,311  $     174,843
                                                      -------------  -------------
SENIOR NOTES AND DEBENTURES
 Unsecured Fixed Rate
  8.00% Notes (18)....................  $    25,000               -  $      25,000             8.000%      April 21,2002
  5.25% Convertible Subordinated
   Debentures (19)....................          289               -            289             5.250%      April 30, 2002
  5.25% Convertible Subordinated
   Debentures (20)....................       75,000   $      75,000         75,000             5.250%      October 28, 2003
  6.74% Medium Term Notes (21) (22)...       39,500          39,500         39,500             6.370%      March 10, 2004
  6.625% Notes (21)...................       40,000          40,000         40,000             6.625%      December 1, 2005
  6.99% Medium Term Notes (21) (23)...       40,500          40,500         40,500             6.894%      March 10, 2006
  6.125% Notes (21) (24)..............      150,000         150,000              -             6.325%      November 15, 2007
  8.75% Notes (21)....................      175,000         175,000        175,000             8.750%      December 1, 2009
  7.48% Debentures (21)(25)...........       50,000          50,000         50,000             7.480%      August 15, 2026
  6.82% Medium Term Notes (21)(26)....       40,000          40,000         40,000             6.820%      August 1, 2027
                                                      -------------  -------------
     Total Senior Notes and Debentures                $     610,000  $     485,289
                                                      -------------  -------------

     Total Debt Outstanding                           $  1 ,097,128  $   1,010,175
                                                      =============  =============

(1) The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $9.5 million.

(2)  The loan requires monthly payments of principal and interest.

(3) The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $31.7 million.

(4) The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $5.6 million.

(5) The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $35.0 million.

(6) The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $13.2 million.

(7) The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $24.8 million.

(8) The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $21.8 million.

(9) The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $25.3 million.

(10) The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $25.7 million.

(11) The loans require monthly interest only payments through maturity. The loans were paid off on February 11, 2003 through borrowings under the revolving credit facility.

(12) The loan was repaid on November 19, 2002.

(13) The loan requires monthly interest only payments through maturity. This loan bears interest at a variable rate determined weekly to be the interest rate which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average interest rate for the year ended December 31, 2002 was 3.14%. The property is not encumbered by a lien.

(14) The loan requires monthly interest only payments through maturity. This loan bears interest at LIBOR plus 95 basis points. We purchased interest rate swaps or hedges on this note, thereby locking in the LIBOR rate at 5.27%. As a result, the interest rate on this loan is currently fixed at 6.22%.

(15) The loan requires monthly payments of principal and interest.

(16) The loan was repaid on June 18, 2002.

(17) Amounts borrowed under the facility bear interest at LIBOR plus 80 basis points. The maximum amount drawn under the facility during 2002 was $100 million. The weighted average interest rate on borrowings under the facility for the year ended December 31, 2002 was 2.59%.

(18) The notes were paid off on April 22, 2002.

(19) The debentures were paid off on April 29, 2002.

(20) The debentures require semi-annual interest payments with principal due at maturity. The debentures are convertible into our common shares at $36 per share. The debentures are redeemable by us, in whole, at any time, at 100% of the principal amount plus accrued interest.

(21) The notes require semi-annual payments of interest only during their terms.

(22) We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.74% to 6.37%.

(23) We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.99% to 6.894%.

(24) The Trust purchased an interest rate lock to hedge the planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the November 2002 note offering thereby increasing the effective interest rate on these notes to 6.325%.

(25) Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price.

(26) Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price.

     Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to:

     . limit the amount of debt as a percentage of gross asset value to less than .6 to 1 (we maintained a ratio of .41 to 1 as of December 31, 2002);

     . limit the amount of secured debt as a percentage of gross asset value to less than .35 to 1 (we maintained a ratio of .13 to 1 as of December 31, 2002);

     .    limit the amount of debt so that our interest coverage will exceed
          1.75 to 1 on a rolling four quarter basis (we maintained a ratio of 2.45 to 1 as of December 31, 2002);

     . limit the amount of secured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.67 to 1 (we maintained a ratio of 1.81 to 1 as of December 31, 2002); and

     . limit the total cost of development projects under construction to 30% or less of gross asset value (the budgeted total cost of our projects under construction represented 15.4% of gross asset value as of December 31, 2002).

     We are also obligated to comply with other covenants, including, among others, provisions:

     .    relating to the maintenance of property securing a mortgage;

     .    restricting our ability to pledge assets or create liens;

     .    restricting our ability to incur additional debt;

     .    restricting our ability to amend or modify existing leases;

     .    restricting our ability to enter into transactions with affiliates;
          and

     . restricting our ability to consolidate, merge or sell all or substantially all of our assets.

     As of December 31, 2002, we were in compliance with all of the listed financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility are cross-defaulted which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

     Below are the aggregate principal payments required as of December 31, 2002 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

       (in thousands)            SECURED      UNSECURED          TOTAL
       2003                   $   42,149     $  271,137     $  313,286
       2004                        2,659         39,652         42,311
       2005                        2,896         40,168         43,064
       2006                        3,227         40,685         43,912
       2007                        3,482        150,204        153,686
       2008 and thereafter       234,404        266,465        500,869
                              ----------     ----------     ----------
                              $  288,817     $  808,311     $1,097,128
                              ==========     ==========     ==========

     Our organizational documents do not limit the level or amount of debt that we may incur. Also see "Liquidity Requirements" in this section regarding management's plans with respect to debt maturing in 2003.

Interest Rate Hedging

     We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", in order to manage interest rate risk. Derivatives are not purchased for speculation.

     During 2001, to hedge our exposure to interest rates on our $125 million term loan, we entered into interest rate swaps, which fixed the LIBOR interest rate on the term loan at 5.27%. The current interest rate on the term loan is LIBOR plus 95 basis points, thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A- or above by Standard and Poor's Ratings Service ("S&P") and Aa2 or above by Moody's Investors Service ("Moody's"). Although our cap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of other comprehensive income within shareholders' equity and either a derivative instrument asset or liability is recorded on the balance sheet. At December 31, 2002, a cumulative unrealized loss of $4.6 million, representing the difference between the current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. Interest expense of approximately $4.6 million will be reclassified from other comprehensive income into current earnings during 2003 to bring the effective interest rate up to 6.22%.

     In anticipation of a $150 million Senior Unsecured Note offering, on August 1, 2002, we entered into a treasury rate lock that fixed the benchmark five year treasury rate at 3.472% through August 19, 2002. The rate lock was documented as a cash flow hedge of a forecasted transaction and designated as effective at the inception of the contract. On August 16, 2002, we priced the Senior Unsecured Notes with a scheduled closing date of August 21, 2002 and closed out the associated rate lock. Five year treasury rates declined between the pricing period and the settlement of the hedge purchase; therefore, to settle the rate lock, we paid $1.5 million. As a result of the August 19, 2002 fire at Santana Row, we elected not to proceed with the note offering at that time. However, we consummated a $150 Senior Unsecured Note offering on November 15, 2002, and thus, the hedge loss will be amortized into interest expense over the life of these Notes.

Liquidity Requirements

     As of December 31, 2002, we had unfunded contractual payment obligations of approximately $403 million due within the next twelve months. The table below specifies our total contractual payment obligations as of December 31, 2002.

(in thousands)
CONTRACTUAL OBLIGATIONS(1)(2)(3)(4)    TOTAL COST    LESS THAN 1 YEAR    1 - 3 YEARS     4 - 5 YEARS     AFTER 5 YEARS
-----------------------              --------------- ----------------- --------------- --------------- -----------------
Notes and loans payable ........     $     1,097,128 $         313,286 $        85,375 $       197,598 $         500,869
Capital lease obligations,
 principal only ................             104,395               254             591             722           102,828
Operating leases ...............             265,944             3,910           7,849           7,999           246,186
Development and
 redevelopment obligations......              78,403            78,403               -               -                 -
Joint venture obligations.......               2,991             2,991               -               -                 -
Contractual operating
 obligations ...................               5,104             4,381             723               -                 -
                                     --------------- ----------------- --------------- --------------- -----------------
Total contractual cash
 obligations ...................     $     1,553,965 $         403,225 $        94,538 $       206,319 $         849,883
                                     =============== ================= =============== =============== =================

(1) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company ("RPC"), an unaffiliated third party, has the right to require us and the two other minority partners to purchase from half to all of RPC's 37.5% interest in Congressional Plaza at the interest's then-current fair market value. Based on management's current estimate of fair market value, our estimated liability upon exercise of the put option is approximately $27.5 million. Since the timing of this transaction is unknown, the put option is excluded from our capital requirements.

     In conjunction with a redevelopment currently taking place at the property, we have agreed to acquire an additional 7.5% interest in Congressional Plaza from RPC, thereby lowering their ownership percentage to 30%, in exchange for funding approximately $7 million of RPC's share of the redevelopment cost. The funding will take place through the first quarter of 2003 and the transaction will be completed in 2003. After the completion of this transaction, our estimated liability upon the exercise of the put option will be approximately $22 million.

(2) Under the terms of four partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or, for two of the partnerships, a limited number of our common shares at the election of the other partners. Because we may elect to issue common shares in settlement of part of our obligations, we have excluded these amounts from our capital requirements. In certain of these partnerships, if the other partners do not redeem their interest, we may choose to purchase the limited partnership interests upon the same terms.

(3) Under the terms of various other partnerships which own shopping center properties with a cost of approximately $71 million, the partners may exchange their 796,773 operating units for cash or the same number of our common shares, at our option. Because we may elect to issue common shares in settlement of our obligation we have excluded these amounts from our capital requirements. During the second quarter of 2002 we issued 100,000 of our common shares valued at $2.8 million in exchange for 100,000 operating units and cash of $205,000 in exchange for an additional 7,816 operating units. On February 14, 2003 we paid $333,000 to redeem an additional 12,000 operating units.

(4) Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the "Agreement") on March 13, 2000 with the City of San Antonio, Texas (the "City") related to the redevelopment of land and buildings that we own along Houston Street in the City. Houston Street and the surrounding area have been designated by the City as a Reinvestment Zone (the "Zone"). The City has agreed to facilitate redevelopment of the Zone by undertaking and financing certain public improvements based on our agreement to redevelop our properties in the Zone. Under the terms of the Agreement, the City issued debt to fund specific public improvements within the Zone. The initial and primary source of funding to the City for repayment of the debt and debt service is the incremental tax revenue that accretes to the City as the taxable value of the redeveloped properties within the Zone increase. We are required to issue an annual letter of credit, commencing on October 1, 2002 through September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000. Our obligation under this agreement cannot be determined at this time because it is dependent on the annual assessed value of the properties in the Zone and the related tax revenue generated. We were not required to provide any funding in 2002 or for the semi-annual payment due March 15, 2003. Based on the current assessed value of the properties in the Zone, we expect to provide some funding under the Agreement prior to its expiration on September 30, 2014, but anticipate that our obligation will not exceed $600,000 in any year and will be between $2 million and $3 million in total. If the Zone creates sufficient tax increment funding to repay the City's debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

     As of December 31, 2002, our current contractual payment obligations due within one year total approximately $403 million. Included in this amount is $196 million that represents our revolving credit facility and term loan which mature on December 19, 2003, which we plan to renew.

     In addition to our contractual obligations we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements in 2003 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row. We expect to fund the remaining capital requirements of $207 million, as well as our development and redevelopment costs, acquisitions and normal recurring operating costs through a combination of cash provided by operating activities, borrowings under our credit facility and other funding sources which may consist of additional debt, both secured and unsecured, additional equity, joint venture relationships and property dispositions.

     We expect to fund our long-term capital requirements, which consist primarily of maturities under our long-term debt, development and redevelopment costs and potential acquisition opportunities through a combination of funding sources which we believe will be available to us including debt, both secured and unsecured, additional equity, joint venture relationships and property dispositions.

     The following factors could affect our ability to meet our liquidity requirements:

     . we may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

     . restrictions on our debt instruments or outstanding equity may prohibit us from incurring debt or issuing equity at all, or on terms available under then-prevailing market conditions; and

     . we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Dividend Reinvestment and Share Purchase Plan

     We have implemented a Dividend Reinvestment and Share Purchase Plan, which was subsequently amended in March 2002 (the "DRIP"). Under the DRIP, current shareholders are permitted to elect to reinvest all, a portion or none of their cash dividends to purchase common shares. The DRIP also allows both new investors and existing shareholders to make optional cash payments to purchase common shares.

     The DRIP permits current shareholders and new investors to invest a minimum of $25 up to a maximum of $10,000 in common shares per month. Shares purchased under the DRIP through reinvestment of dividends and optional cash payments are purchased at market price.

     Common shares may be purchased directly from the Company or in open market purchases, as we determine from time to time, to fulfill the requirements for the DRIP. We issued 134,247 and 159,234 common shares under the DRIP and received approximately $3.5 million and $3.3 million in proceeds for the years ended December 31, 2002 and 2001, respectively.

Stock Purchase Plan

     In 1991, the Board of Trustees of the Company approved a Stock Purchase Plan (the "ESPP") under Section 423 of the Code. The ESPP is regarded as a noncompensatory plan under APB No. 25, because it meets the qualifications under IRC 423. Under the terms of the ESPP, eligible employees may purchase common shares of the Company at a price that is equal to 90% of the lower of the common shares' fair market value at the beginning or the end of a quarterly period. The fair market value of a common share is equal to the last sale price of the common shares on the New York Stock Exchange. Eligible employees may purchase the common shares through payroll deductions of up to 10% of eligible compensation. The ESPP is not subject to the provisions of ERISA. The ESPP terminated on January 31, 2001.

     Under the terms of the ESPP, eligible employees had purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from us. Originally, ESPP called for one sixteenth of the loan to be forgiven each year for eight years, as long as the participant was still employed by us. The loans for all participants, but two, were modified in 1994 to extend the term an additional four years and to tie forgiveness in 1995 and thereafter to certain criteria related to our performance. One sixteenth of the loan has been forgiven during each year of the plan. At December 31, 2002, we had outstanding purchase loans to participants of approximately $830,000. The purchase loans bear interest at 9.39%. The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans associated with the plan are satisfied and the term has expired, without the consent of the Compensation Committee of the Board of Trustees. On January 24, 2003, a $750,000 loan was repaid.

REIT Qualification

     We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income to our shareholders.

FUNDS FROM OPERATIONS

     We have historically reported our FFO in addition to our net income and net cash provided by operating activities. FFO is a supplemental non-GAAP financial measure of real estate companies' operating performance. NAREIT defines FFO as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO:

     . does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income);

     . should not be considered an alternative to net income as an indication of our performance; and

     . is not necessarily indicative of cash flow as a measure of liquidity or ability to pay dividends.

     We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis unless necessary for us to maintain REIT status. However, we must distribute 90% of our REIT taxable income (as defined in the Code). Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.

     The reconciliation of net income available for common shareholders to funds from operations for the years ended December 31, 2002 and 2001 is as follows:

(in thousands)
                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                                        ---------------------------------
                                                                                              2002              2001
                                                                                        ---------------   ---------------
Net income available for common shareholders - basic ................................   $        35,862   $        59,722
(Gain) on sale of real estate net of loss on abandoned developments held for
 sale ...............................................................................            (9,454)           (9,185)
Depreciation and amortization of real estate assets .................................            58,605            54,350
Amortization of initial direct costs of leases ......................................             4,750             4,161
Income attributable to operating partnership units ..................................               740             1,384
                                                                                        ---------------   ---------------
Funds from operations for common shareholders .......................................   $        90,503   $       110,432
                                                                                        ===============   ===============

Weighted average number of common shares used to compute basic FFO per share ........            41,624            39,164
                                                                                        ===============   ===============
Weighted average number of common shares used to compute diluted FFO per share ......            42,882            40,266
                                                                                        ===============   ===============

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our use of financial instruments, such as debt instruments, subject us to market risk which may affect our future earnings and cash flows as well as the fair value of our assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. We manage our market risk by attempting to match anticipated inflow of cash from our operating, investing and financing activities with anticipated outflow of cash to fund debt payments, dividends to common and preferred shareholders, investments, capital expenditures and other cash requirements. We also enter into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt.

     The following discussion of market risk is based solely on hypothetical changes in interest rates related to our variable rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

INTEREST RATE RISK

     Our interest rate risk is most sensitive to fluctuations in interest rates on our variable rate debt. At December 31, 2002, we had $121.8 million of variable rate debt. Based upon this balance of variable operating debt, if interest rates increased 1%, our earnings and cash flows would decrease by approximately $1.2 million. If interest rates decreased 1%, our earnings and cash flows would increase by approximately $1.2 million. We believe that the change in the fair value of our financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to our total assets and total liabilities.

INTEREST RATE HEDGING

     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. A description of these derivative financial instruments is contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Interest Rate Hedging." and is incorporated by reference into this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      NOTICE REGARDING ARTHUR ANDERSEN LLP

     Section 11(a) of the Securities Act of 1933, as amended, provides that if any part of a registration statement at the time it becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to the registration statement (unless it is proved that at the time of the acquisition the person knew of the untruth or omission) may sue, among others, every accountant who has consented to be named as having prepared or certified any part of the registration statement or as having prepared or certified any report or valuation which is used in connection with the registration statement with respect to the statement in the registration statement, report or valuation which purports to have been prepared or certified by the accountant.

     Prior to the date of the filing of this Form 10-K, the Arthur Andersen LLP partners who reviewed our audited financial statements contained herein resigned from Arthur Andersen LLP and Arthur Andersen LLP was convicted for obstruction of justice and elected to cease practicing before the SEC in August 2002. As a result, after reasonable efforts, we have been unable to obtain Arthur Andersen LLP's written consent to the incorporation by reference into our previously filed Registration Statements File No. 333-100819, 333-84210, 333-97945, 333-63619, File No. 33-63687, File No. 33-63955, File No. 33-15264 and File No.
33-55111 and in their related prospectuses (the "Prior Registration Statements") of its audit report with respect to our financial statements for the fiscal years ended December 31, 2001 and 2000.

     Under these circumstances, Rule 437a under the Securities Act permits us to file this Form 10-K without a written consent from Arthur Andersen LLP. Accordingly, Arthur Andersen LLP will not be liable to persons acquiring our securities registered pursuant to the Prior Registration Statements under
Section 11(a) of the Securities Act because it has not consented to being named as an expert in the Prior Registration Statements.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGE NO.
                                                                                        ---------------
Report of Independent Public Accountants - Grant Thornton LLP........................          F1
Report of Independent Public Accountants - Arthur Andersen LLP.......................          F2
Consolidated Balance Sheets..........................................................          F3
Consolidated Statements of Operations................................................          F4
Consolidated Statements of Common Shareholders' Equity...............................          F5
Consolidated Statements of Cash Flows................................................          F6
Notes to Consolidated Financial Statements...........................................       F7 - F30
Financial Statement Schedules........................................................
Schedule III - Summary of Real Estate and Accumulated Depreciation...................      F31 - F34
Schedule IV - Mortgage Loans on Real Estate..........................................      F35 - F36

                   REPORT OF INDEPENDENT CERTIFIED ACCOUNTANTS

Trustees and Shareholders of Federal Realty Investment Trust:

          We have audited the accompanying consolidated balance sheet of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, common shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Federal Realty Investment Trust and subsidiaries as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 12, 2002.

          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Realty Investment Trust and subsidiaries as of December 31, 2002 and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

          We have also audited Schedules III and IV for the year ended December 31, 2002. In our opinion, these schedules present fairly, when considered in relation to the basic financial statements taken as a whole, in all material respects, the information therein.

          As discussed above, the consolidated financial statements of Federal Realty Investment Trust and subsidiaries as of December 31, 2001 and for the two years then ended were audited by other auditors, who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2000 and 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2000 and 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2000 and 2001 financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Washington, D.C.
February 6, 2003

                                     - F1 -

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of Federal Realty Investment Trust:

          We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, common shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
February 12, 2002

Note: As permitted by Rule 2-02(e) of Regulation S-X promulgated under the Securities Act, this is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the filing of our Form 10-K for the fiscal year ended December 31, 2001. After reasonable efforts, we have been unable to have Arthur Andersen LLP reissue this audit report in connection with the filing of this Form 10-K. See "Item 8. Financial Statements and Supplemental Data - Notice Regarding Arthur Andersen LLP" for a further discussion. The consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and other comprehensive income, and cash flows for the fiscal years ended December 31, 1999 referred to in this report have not been included in the accompanying financial statements or schedule. In addition, Arthur Andersen's audit report relates to the financial statements of the trust for 2000 and 2001 before restatement adjustments to reflect discontinued operations. The restatement adjustments for these years have been audited by Grant Thornton LLP.

                                     - F2 -

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,       December 31,
                                                                                                   2002               2001
                                                                                              (in thousands, except share data)
                             ASSETS
Real estate, at cost
  Operating                                                                                   $    1,864,244     $    1,741,385
  Development                                                                                        442,582            321,986
  Discontinued operations                                                                                  -             40,933
                                                                                              --------------     --------------
                                                                                                   2,306,826          2,104,304

  Less accumulated depreciation and amortization                                                    (450,697)          (395,767)
                                                                                              --------------     --------------

                                                                                                   1,856,129          1,708,537
Other Assets
  Cash                                                                                                23,123             17,563
  Mortgage notes receivable                                                                           35,577             35,607
  Accounts and notes receivable                                                                       18,722             15,483
  Prepaid expenses and other assets, principally
   property taxes and lease commissions                                                               57,257             44,733
  Tax deferred exchange escrows                                                                            -              6,006
  Debt issue costs, net of accumulated amortization
   of $6,344 and $4,840, respectively                                                                  8,570              6,952
                                                                                              --------------     --------------

                                                                                              $    1,999,378     $    1,834,881
                                                                                              ==============     ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                            $      104,395     $      100,293
  Mortgages and construction loans payable                                                           288,817            350,043
  Notes payable                                                                                      198,311            174,843
  Accounts payable and accrued expenses                                                               79,517             64,014
  Dividends payable                                                                                   24,356             21,664
  Security deposits                                                                                    6,685              6,026
  Prepaid rents                                                                                       13,644             10,400
Senior notes and debentures                                                                          535,000            410,000
5 1/4% Convertible subordinated debentures                                                            75,000             75,289
Investors' interest in consolidated assets                                                            29,366             33,018

Commitments and contingencies

Shareholders' equity
   Preferred stock, authorized 15,000,000 shares, $.01 par
     7.95% Series A Cumulative Redeemable Preferred Shares, (stated at
      liquidation preference $25 per share), 4,000,000 shares issued in 1997                         100,000            100,000
     8.5% Series B Cumulative Redeemable Preferred Shares, (stated at
      liquidation preference $25 per share), 5,400,000 shares issued in 2001                         135,000            135,000
  Common shares of beneficial interest, $.01 par, 100,000,000 shares
   authorized, 44,996,382 and 41,524,165 issued, respectively                                            450                417
  Additional paid in capital                                                                         818,290            730,835
  Accumulated dividends in excess of Trust net income                                               (368,839)          (322,428)
                                                                                              --------------     --------------

                                                                                                     684,901            643,824

Less:1,461,147 and 1,452,926 common shares in treasury - at cost, respectively                       (28,193)           (27,990)
         Deferred compensation on restricted shares                                                   (2,657)           (15,005)
         Notes receivable from employee stock  plans                                                  (5,151)            (7,245)
         Accumulated other comprehensive income (loss)                                                (4,613)            (4,293)
                                                                                              --------------     --------------

                                                                                                     644,287            589,291
                                                                                              --------------     --------------

                                                                                              $    1,999,378     $    1,834,881
                                                                                              ==============     ==============

The accompanying notes are an integral part of these consolidated statements.

                                       F3

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Year ended December 31,
                                                                                           2002         2001           2000
                                                                                        ----------   -----------    ----------
(In thousands, except per share data)
Revenue
  Rental income                                                                         $  298,085   $   274,567    $  255,634
  Interest and other income                                                                  5,156         6,590         7,532
  Other property income                                                                     15,593        13,953        11,023
                                                                                        ----------   -----------    ----------

                                                                                           318,834       295,110       274,189

Expenses
  Rental                                                                                    73,591        62,715        55,631
  Real estate taxes                                                                         31,186        28,348        26,211
                                                                                        ----------   -----------    ----------

Total property operating expenses                                                          104,777        91,063        81,842
                                                                                        ----------   -----------    ----------

Property operating income                                                                  214,057       204,047       192,347

  Interest                                                                                  65,054        69,313        66,418
  Administrative                                                                            13,790        14,281        13,318
  Restructuring expenses                                                                    22,269             -             -
  Depreciation and amortization                                                             64,251        59,171        52,559
                                                                                        ----------   -----------    ----------

Total other expenses                                                                       165,364       142,765       132,295
                                                                                        ----------   -----------    ----------

Income before investors' share
 of operations and discontinued operations                                                  48,693        61,282        60,052

 Investors' share of operations                                                             (4,112)       (5,170)       (6,544)
                                                                                        ----------   -----------    ----------

Income before gain on sale of real estate net of loss on abandoned
 developments held for sale and discontinued operations                                     44,581        56,112        53,508

Income from discontinued operations                                                          1,252         3,459         3,334
                                                                                        ----------   -----------    ----------

Income before gain on sale of real estate net of
 loss on abandoned developments held for sale                                               45,833        59,571        56,842

Gain on sale of real estate net of loss on abandoned developments held for sale              9,454         9,185         3,681
                                                                                        ----------   -----------    ----------

              Net income                                                                    55,287        68,756        60,523

Dividends on preferred stock                                                               (19,425)       (9,034)       (7,950)
                                                                                        ----------   -----------    ----------

              Net income available for common shareholders                              $   35,862   $    59,722    $   52,573
                                                                                        ==========   ===========    ==========

Earnings per common share, basic
   Income before gain on sale of real estate net of loss on abandoned
    developments held for sale and discontinued operations                              $     0.60   $      1.20    $     1.17
   Discontinued operations                                                                    0.03          0.09          0.09
   Gain on sale of real estate net of loss on abandoned developments held for sale            0.23          0.23          0.10
                                                                                        ----------   -----------    ----------
                                                                                        $     0.86   $      1.52    $     1.36
                                                                                        ==========   ===========    ==========

    Weighted average number of common shares, basic                                         41,624        39,164        38,796
                                                                                        ==========   ===========    ==========

Earnings per common share, diluted
   Income before gain on sale of real estate net of loss on abandoned
    developments held for sale and discontinued operations                              $     0.60   $      1.20    $     1.18
   Discontinued operations                                                                    0.03          0.09          0.08
   Gain on sale of real estate net of loss on abandoned developments held for sale            0.22          0.23          0.09
                                                                                        ----------   -----------    ----------
                                                                                        $     0.85   $      1.52    $     1.35
                                                                                        ==========   ===========    ==========

    Weighted average number of common shares, diluted                                       42,882        40,266        39,910
                                                                                        ==========   ===========    ==========

The accompanying notes are an integral part of these consolidated statements.

                                       F4

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                                                                       Year ended December 31,

                                                           2002                                              2001
                                           --------------------------------------------------------------------------

                                                                       Additional
(In thousands, except share data)            Shares       Amount    Paid-in Capital       Shares            Amount
Common Shares of Beneficial Interest
  Balance, beginning of year                41,524,165  $      417  $       730,835       40,910,972     $        410
  Exercise of stock options                    951,971           9           20,857           22,066                -
  Shares issued to purchase partnership
   interest                                      2,907           -               77          335,236                3
  Shares issued under dividend
   reinvestment plan                           134,247           1            3,488          159,234                2
  Performance and Restricted Shares
   granted, net of Restricted Shares
    retired                                     98,092           -            2,468           96,657                2
  Net proceeds from sale of shares           2,185,000          22           56,631                -                -
  Shares issued to purchase operating
   partnership units                           100,000           1            2,769                -                -
  Cost of 8.5% Series B Cumulative
   Preferred Shares                                                                                -                -
  Accelerated vesting of options and
   restricted shares                                 -           -            1,165                -                -
                                           -----------  ----------  ---------------   --------------     ------------

  Balance, end of year                      44,996,382  $      450  $       818,290       41,524,165     $        417
                                           ===========  ==========  ===============   ==============     ============

Accumulated Dividends in Excess of Trust
 Net Income
  Balance, beginning of year                            $ (322,428)                                      $   (306,287)
  Net income                                                55,287                                             68,756
  Dividends declared to common shareholders                (82,273)                                           (75,863)
  Dividends declared to preferred
   shareholders                                            (19,425)                                            (9,034)
                                                        ----------                                       ------------

  Balance, end of year                                  $ (368,839)                                      $   (322,428)
                                                        ==========                                       ============

Common Shares of Beneficial Interest in
 Treasury
  Balance, beginning of year                (1,452,926) $  (27,990)                       (1,441,594)    $    (27,753)
  Performance and Restricted Shares
   forfeited                                    (8,221)       (203)                          (11,322)            (237)
  Purchase of treasury shares                        -           -                                 -                -
                                           -----------  ----------                    --------------     ------------

  Balance, end of year                      (1,461,147) $  (28,193)                       (1,452,916)    $    (27,990)
                                           ===========  ==========                    ==============     ============

Deferred Compensation on Restricted Shares
  Balance, beginning of year                  (666,656) $  (15,005)                         (735,875)    $     (17,254)
  Performance and Restricted Shares issued,
   net of forfeitures                         (73,821)      (1,763)                          (61,369)            (830)
  Vesting of Performance and
   Restricted Shares                          586,484       14,111                           130,588            3,079

                                           -----------  ----------                    --------------     ------------

  Balance, end of year                       (153,993)  $   (2,657)                         (666,656)    $    (15,005)
                                           ===========  ==========                    ==============     ============

Subscriptions receivable from employee
 stock plans
  Balance, beginning of year                 (218,555)  $   (7,245)                         (242,638)    $     (6,734)
  Subscription and tax loans issued           (93,469)      (2,986)                           (3,333)            (973)
  Subscription and tax loans paid or
   forgiven                                    127,961       5,080                            27,416              462
                                           -----------  ----------                    --------------     ------------

  Balance, end of year                       (184,063)  $   (5,151)                         (218,555)    $     (7,245)
                                           ===========  ==========                    ==============     ============

Accumulated other comprehensive income
 (loss)
  Balance, beginning of year                            $   (4,293)                                                 -
  Change due to recognizing gain (loss) on
   securities                                                  (44)                                      $         49
  Change in valuation on interest rate swap                   (276)                                            (4,342)
                                                        ----------                                       ------------

  Balance, end of year                                  $   (4,613)                                      $     (4,293)
                                                        ==========                                       ============

Comprehensive income
  Net income                                            $   55,287                                       $     68,756
  Change due to recognizing gain (loss) on
   securities                                                  (44)                                                49
  Change in valuation on interest rate swap                   (276)                                            (4,342)
                                                        ----------                                       ------------

  Total comprehensive income                            $   54,967                                       $     64,463
                                                        ==========                                       ============

                                                                                        Year ended December 31,
                                                                       2001                          2000
                                                                 ---------------------------------------------------------------
                                                                   Additional                                      Additional
(In thousands, except share data)                                Paid-in Capital      Shares        Amount       Paid-in Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                                     $       723,078     40,418,766   $       404   $        713,354
  Exercise of stock options                                                  459         67,684             1              1,398
  Shares issued to purchase partnership
   interest                                                                6,919              -             -                  -
  Shares issued under dividend
   reinvestment plan                                                       3,277        153,713             2              3,136
  Performance and Restricted Shares
   granted, net of Restricted Shares retired                               1,877        270,809             3              5,190
  Net proceeds from sale of shares                                             -              -             -                  -
  Shares issued to purchase operating
   partnership units                                                           -              -             -                  -
  Cost of 8.5% Series B Cumulative
   Preferred Shares                                                       (4,775)             -             -                  -
  Accelerated vesting of options and
   restricted shares                                                           -              -             -                  -
                                                                 ---------------   ------------   -----------   ----------------

  Balance, end of year                                           $       730,835     40,910,972   $       410   $        723,078
                                                                 ===============   ============   ===========   ================

Accumulated Dividends in Excess of Trust
 Net Income
  Balance, beginning of year                                                                      $  (286,348)
  Net income                                                                                           60,523
  Dividends declared to common shareholders                                                           (72,512)
  Dividends declared to preferred
   shareholders                                                                                        (7,950)
                                                                                                  -----------

  Balance, end of year                                                                            $  (306,287)
                                                                                                  ===========

Common Shares of Beneficial Interest in
 Treasury
  Balance, beginning of year                                                           (217,644)  $    (4,334)
  Performance and Restricted Shares
   forfeited                                                                            (38,550)         (787)
  Purchase of treasury shares                                                        (1,185,400)      (22,632)
                                                                                   ------------   -----------

  Balance, end of year                                                               (1,441,594)  $   (27,753)
                                                                                   ============   ===========

Deferred Compensation on Restricted Shares
  Balance, beginning of year                                                           (599,427)  $   (15,219)
  Performance and Restricted Shares issued,
   net of forfeitures                                                                  (218,771)       (4,151)
  Vesting of Performance and
   Restricted Shares                                                                     82,323         2,116
                                                                                   ------------   -----------

  Balance, end of year                                                                 (735,875)  $   (17,254)
                                                                                   ============   ===========

Subscriptions receivable from employee
 stock plans
  Balance, beginning of year                                                           (317,606)  $    (7,314)
  Subscription and tax loans issued                                                      (5,500)       (1,025)
  Subscription and tax loans paid or
   forgiven                                                                              80,468         1,605
                                                                                   ------------   -----------

  Balance, end of year                                                                 (242,638)  $    (6,734)
                                                                                   ============   ===========

Accumulated other comprehensive income
 (loss)
  Balance, beginning of year                                                                                -
  Change due to recognizing gain (loss) on
   securities                                                                                               -
  Change in valuation on interest rate swap                                                                 -
                                                                                                  -----------
  Balance, end of year                                                                            $         0
                                                                                                  ===========

Comprehensive income
  Net income                                                                                                -
  Change due to recognizing gain (loss) on
   securities                                                                                               -
  Change in valuation on interest rate swap                                                                 -
                                                                                                  -----------

  Total comprehensive income                                                                      $         0
                                                                                                  ===========

The accompanying notes are an integral part of these consolidated statements.

                                       F5

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year ended December 31,

                                                                                   2002              2001              2000
                                                                              ----------------  ---------------   ----------------
(In thousands)
OPERATING ACTIVITIES
  Net income                                                                  $         55,287  $        68,756   $         60,523
  Items not requiring cash outlays
    Depreciation and amortization, including discontinued operations                    64,529           59,914             53,259
   Gain on sale of real estate                                                         (19,101)          (9,185)            (3,681)
   Loss on abandoned developments held for sale                                          9,647                -                  -
   Non-cash portion of restructuring expense                                            19,586                -                  -
   Other, net                                                                            4,792            1,041              1,634
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                         (3,239)          (4,641)             1,233
     Increase in prepaid expenses and other
     assets before depreciation and amortization                                       (19,762)         (18,305)            (6,834)
     Increase in operating accounts payable,
     security deposits and prepaid rent                                                  2,996            4,132              3,342
     Increase (decrease) in accrued expenses                                             4,334            7,736             (2,420)
                                                                              ----------------  ---------------   ----------------

  Net cash provided by operating activities                                            119,069          109,448            107,056

INVESTING ACTIVITIES
  Acquisition of real estate                                                                 -          (61,415)           (23,554)
  Capital expenditures  - development                                                 (200,357)        (158,048)           (81,023)
  Capital expenditures  - other                                                        (43,579)         (41,013)           (64,815)
  Proceeds from sale of real estate                                                     62,544           25,063             47,157
  Repayment of mortgage notes receivable, net                                            5,648            3,275                494
                                                                              ----------------  ---------------   ----------------

  Net cash used in investing activities                                               (175,744)        (232,138)          (121,741)

FINANCING ACTIVITIES
  Borrowing (repayment) of short-term debt, net                                         27,000          (34,000)            47,400
  (Repayment) proceeds from mortgage and construction
   financing, net of costs                                                             (60,718)         145,427            166,383
  Note issuance (repayment), net of costs                                              148,746                -           (100,000)
  Issuance of Series B Preferred shares, net of costs                                        -          130,225                  -
  Issuance of common shares, net of subscriptions receivable                            76,701              398              2,518
  Common shares repurchased                                                                  -                -            (22,632)
  Payments on mortgages, capital leases and notes payable                              (29,627)         (31,550)            (2,169)
  Dividends paid                                                                       (96,461)         (80,593)           (77,499)
  (Decrease) increase in minority interest, net                                         (3,406)          (1,011)               303
                                                                              ----------------  ---------------   ----------------

  Net cash provided by financing activities                                             62,235          128,896             14,304
                                                                              ----------------  ---------------   ----------------

Increase (decrease) in cash                                                              5,560            6,206               (381)

Cash at beginning of year                                                               17,563           11,357             11,738
                                                                              ----------------  ---------------   ----------------

Cash at end of year                                                           $         23,123  $        17,563   $         11,357
                                                                              ================  ===============   ================

The accompanying notes are an integral part of these consolidated statements.

                                       F6

Federal Realty Investment Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Federal Realty Investment Trust (the "Trust") is a full-service equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality community and neighborhood shopping centers and main street mixed-use properties located in densely developed urban and suburban areas in strategic metropolitan markets across the United States.

          We operate in a manner intended to enable us to qualify as a real estate investment trust for federal income tax purposes. A trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, Federal income taxes have been and are generally expected to be immaterial. We are obligated for state taxes, generally consisting of franchise or gross receipts taxes in certain states. Such state taxes have not been material.

          Our consolidated financial statements include the accounts of the Trust, its wholly owned corporate subsidiaries, several corporations where we have a majority ownership, and numerous partnerships, all of which we control. The equity interests of other investors are reflected as investors' interest in consolidated assets. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interest in joint ventures which we do not control or manage using the equity method of accounting.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past and current events and economic conditions. Actual results could differ from these estimates.

Revenue Recognition and Accounts Receivable. Leases with tenants are classified
--------------------------------------------
as operating leases. Minimum rents are recognized on a straight-line basis over the terms of the related leases net of valuation adjustments based on management's assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based on gross tenant sales, are recognized at the end of the lease year or other period in which tenant sales' thresholds have been reached and the percentage rents are due. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the expenditures occurred. We make estimates of the collectibility of our accounts receivable related to base rents, including straight line rentals, expense reimbursements and other revenue or income. In some cases the ultimate collectibility of these claims extends beyond one year.

Real Estate. Land, buildings and real estate under development are recorded at
------------
cost. Depreciation is computed using the straight-line method. Estimated useful lives range from three to 50 years on apartment buildings and improvements, and from three to 50 years on retail properties and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements are capitalized and depreciated over the life of the lease or their estimated useful life, respectively. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 66, "Accounting for Sales of Real Estate", sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale. Upon termination of a lease, undepreciated tenant improvement costs

                                     - F7 -
are charged to operations if the assets are replaced and the asset and the corresponding accumulated depreciation are retired.

          We evaluate the carrying value of our long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In cases where particular assets are being held for sale, impairment is based on whether the fair value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. If a property is impaired, its basis is adjusted to its estimated fair market value.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for us on January 1,
2002). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired, and broadens the presentation of discontinued operations to include components of an entity comprising operations and cash flows that can be distinguished, operationally and for financial reporting purposes from the rest of the entity.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred verses the date the Company commits to an exit plan. In addition, SFAS No. 146 states that the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. This pronouncement is not expected to have a material impact on our financial position or results of operations.

          When applicable as lessee, we classify our leases of land and buildings as operating or capital leases in accordance with the provisions of SFAS No. 13, "Accounting for Leases".

          Certain external and internal costs directly related to the development, redevelopment and leasing of real estate including applicable salaries and their related direct costs are capitalized. The capitalized costs associated with developments, redevelopments and leasing are depreciated or amortized over the life of the improvement or lease, whichever is shorter. Unamortized leasing costs are charged to operations if the applicable tenant vacates before the expiration of their lease.

          Interest costs on developments and major redevelopments are capitalized as part of the development and redevelopment until it is placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, i.e. when the asset is ready for its intended use. Generally rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from the completion of major construction activity.

Debt Issue Costs. Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the life of the related issue using the effective interest method. Upon conversion or in the event of redemption, applicable unamortized costs are charged to shareholders' equity or to operations, respectively.

                                     - F8 -

Cash and Cash Equivalents. We define cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances in individual banks may exceed insurable amounts from time to time.

Risk Management. We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", in order to manage interest rate risk. Derivatives are not purchased for speculation. During 2001, to hedge our exposure to interest rates on our $125 million term loan, we entered into interest rate swaps, which fixed the LIBOR interest rate on the term loan at 5.27%. The current interest rate on the term loan is LIBOR plus 95 basis points, thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A- or above by Standard & Poor's Ratings Service ("S&P") and Aa2 or above by Moody's Investor Service ("Moody's"). Although our cap is not exchange-traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair market value is recorded as a component of other comprehensive income within shareholders' equity and either a derivative instrument asset or liability is recorded on the balance sheet. At December 31, 2002, a cumulative unrealized loss of $4.6 million, representing the difference between the current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. Interest expense of approximately $4.6 million will be reclassified from other comprehensive income into current earnings during 2003 to bring the effective interest rate up to 6.22%. There were no open derivative contracts at December 31, 1999.

          In anticipation of a $150 million Senior Unsecured Note offering, on August 1, 2002, we entered into a treasury rate lock that fixed the benchmark five year treasury rate at 3.472% through August 19, 2002. The rate lock was documented as a cash flow hedge of a forecasted transaction and designated as effective at the inception of the contract. On August 16, 2002, we priced the Senior Unsecured Notes with a scheduled closing date of August 21, 2002 and closed out the associated rate lock. Five year treasury rates declined between the pricing period and the settlement of the hedge purchase; therefore, to settle the rate lock, we paid $1.5 million. As a result of the August 19, 2002 fire at Santana Row, we elected not to proceed with the note offering at that time. However, we consummated a $150 Senior Unsecured Note offering on November 15, 2002, and thus, the hedge loss will be amortized into interest expense over the life of the Notes.

Acquisition, Development and Construction Loan Arrangements. We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. Using guidance set forth in the Third Notice to

                                     - F9 -

Practitioners issued by the AICPA in February 1986 entitled "ADC Arrangements" ("the Third Notice"), we evaluate each investment to determine whether the loan arrangement qualifies under the Third Notice as a loan, joint venture or real estate investment and the appropriate accounting thereon; such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. Generally, we receive additional interest on these loans, however we never receive in excess of 50% of the residual profit in the project (as defined in the Third Notice) and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof) the loans qualify for loan accounting. The amounts under ADC arrangements at December 31, 2002 and 2001 were $35.6 million and interest income recognized thereon was $4.3 million and $3.9 million, respectively.

Comprehensive Income. Our interest rate swaps were documented as cash flow hedges and designated as effective at inception of the swap contract, therefore, the unrealized gain or loss upon measuring the swaps at their fair market value is recorded as a component of other comprehensive income within shareholders' equity. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", investments purchased in connection with our nonqualified deferred compensation plan are classified as available for sale securities and reported at fair value. Unrealized gains or losses on these investments purchased to match our obligation to the participants is also recorded as a component of other comprehensive income. At December 31, 2002 these investments consisted of mutual funds and are stated at market value.

Earnings Per Share. We calculate basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS excludes dilution and is computed by dividing net income available for common shareholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the our earnings.

          The following table sets forth the reconciliation between basic and diluted EPS (in thousands, except per share data):

                                                                              2002       2001       2000
                                                                            --------   --------   --------
Numerator
Net income available for common shareholders - basic..................      $ 35,862   $ 59,722   $ 52,573
Income attributable to operating partnership units....................           740      1,384      1,311
                                                                            --------   --------   --------
Net income available for common shareholders - diluted................      $ 36,602   $ 61,106   $ 53,884
                                                                            ========   ========   ========

Denominator
Denominator for basic EPS- weighted average shares....................        41,624     39,164     38,796
Effect of dilutive securities, stock options and awards...............           417        197        155
Operating partnership units...........................................           841        905        959
                                                                            --------   --------   --------

Weighted average shares - diluted.....................................        42,882     40,266     39,910
                                                                            ========   ========   ========
Earnings per common share - basic.....................................      $    .86   $   1.52   $   1.36
                                                                            ========   ========   ========
Earnings per common share - diluted                                         $    .85   $   1.52   $   1.35
                                                                            ========   ========   ========

                                     - F10 -

Stock-Based Compensation. In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. Stock options are accounted for using the intrinsic method in accordance with APB No. 25, "Accounting for Stock Issued to Employees, as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized. The pro forma information is as follows (in thousands except for earnings per share):

                                                                              2002       2001       2000
                                                                            --------   --------   --------
Net income as reported                                                      $ 55,287   $ 68,756   $ 60,523

Stock-based employee compensation cost included in net income as reported         -          -          -
Stock-based employee compensation cost under the fair value method of
SFAS No. 123                                                                $    432   $    680   $  1,078

Pro forma net income                                                        $ 54,855   $ 68,076   $ 59,445

Earnings per common share, basic                                            $   0.86   $   1.52   $   1.36
Earnings per common share, diluted                                          $   0.85   $   1.52   $   1.35

Pro forma earnings per share, basic                                         $   0.85   $   1.51   $   1.33
Pro forma earnings per share, diluted                                       $   0.84   $   1.50   $   1.32

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense and depreciation and amortization on the December 31, 2001 and 2000 Consolidated Statements of Operations have been reclassified to Income from operations of discontinued assets to assure comparability of all periods presented. In addition, certain balance sheet accounts have been reclassified to assure comparability of all periods presented.

Guarantor's Accounting. In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company effective December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not expected to have a material impact on our financial position or results of operations.

Variable Interest Entities. On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investees ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods

                                     - F11 -
beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. We are currently evaluating the applicability of FIN 46 to our investments in certain restaurant joint ventures established in 2001 and 2002 at Santana Row and have complied with the disclosure provisions of FIN 46 in these financial statements.

Investment in Restaurant Ventures at Santana Row. In lieu of tenant allowances, we have a member interest in six restaurant joint ventures which we account for using the equity method of accounting based on current authoritative generally accepted accounting principles. Our member interests currently range from 20% to 88% and in each venture an unrelated third party member controls and manages the day-to-day operations of each restaurant. We are currently evaluating the applicability of the recently issued FIN 46 on our accounting for these ventures. It is possible that some of these ventures in which we are members may require consolidation in our financial statements, beginning in the third quarter of fiscal 2003. All of the joint venture agreements in which we currently have an interest greater than 50% provide for a reduction in our membership interest upon the distribution, by the joint venture, of our initial capital contributions. These distributions are based on the cash flow of each venture.

          As of December 31, 2002, we have invested approximately $5.0 million in these ventures, principally to fund buildout costs of each restaurant. Of this amount, $3.7 million has been capitalized as an investment in these ventures and $1.3 million was expensed in 2002 to reflect our estimate of the permanent impairment of our investment in two of these ventures due principally to declining economic conditions. We are currently committed to invest a total of $8.0 million in these ventures and as such, our maximum exposure to further losses as a result of involvement in these ventures is $6.7 million at December 31, 2002.

          Because the restaurants have either opened in late 2002 or have not yet opened, operating activity of these ventures and our share of profits and losses earned or incurred through December 31, 2002 is not material.

NOTE 2: REAL ESTATE AND ENCUMBRANCES

          A summary of our properties at December 31, 2002 and 2001 is as follows (in thousands):

                                                                                  Accumulated
                                                                                depreciation and
                                                                   Cost           amortization        Encumbrances
                                                                -----------     ----------------      ------------
2002
----
Retail properties...........................................    $ 2,123,890     $        378,148      $    288,817
Retail properties under capital leases......................        176,253               66,538           104,395
Apartments..................................................          6,683                6,011                 -
                                                                -----------     ----------------      ------------
                                                                $ 2,306,826     $        450,697      $    393,212
                                                                ===========     ================      ============
2001
----
Retail properties...........................................    $ 1,928,554     $        329,911      $    350,043
Retail properties under capital leases......................        169,072               59,967           100,293
Apartments..................................................          6,678                5,889                 -
                                                                -----------     ----------------      ------------
                                                                $ 2,104,304     $        395,767      $    450,336
                                                                ===========     ================      ============

                                     - F12 -

          During 2002 we expended cash of $243.9 million to improve, redevelop and develop our existing real estate. No properties were acquired during 2002. Of the $243.9 million spent in 2002 on our existing real estate portfolio, approximately $200.3 million was invested in our Santana Row, located in San Jose, California, and Pentagon Row, located in Arlington, Virginia, development projects. The remaining $43.6 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the Congressional Apartments in Rockville, Maryland, the redevelopment of retail buildings in San Antonio, Texas and the completion of tenant work at the Woodmont East development in Bethesda, Maryland.

          On April 11, 2002, we sold the street retail property located at 252 Greenwich Avenue in Greenwich, Connecticut for $16.5 million, resulting in a gain of $7.0 million.

          On April 30, 2002, we sold three street retail properties, two in Westport, Connecticut and one in Westfield, New Jersey, for $19.2 million, resulting in a gain of $6.9 million.

          On June 6, 2002, we sold the Uptown Shopping Center located in Portland, Oregon for $20.8 million, resulting in a gain of $4.5 million.

          The proceeds from the sales of the four street retail properties and the Uptown Shopping Center were used to pay down our syndicated credit facility except $16.0 million which was used to pay down the Santana Row construction loan. As of December 31, 2002 all of the proceeds previously held by the qualified intermediary have been released to us.

          On June 18, 2002, a partnership, in which one of our subsidiaries is the general partner, sold the street retail property located at 6410 Hollywood Boulevard in Hollywood, California for $2.3 million, resulting in a gain of $700,000.

          On June 20, 2002, the proceeds of $6 million previously held by a qualified intermediary from the 2001 sale of the street retail property located at 101 East Oak Street in Chicago, Illinois were released to us.

          These property sales constitute discontinued operations and as such, the accompanying financial statements have been restated to reclassify the operations of these properties as discontinued operations. A summary of the financial information for the discontinued operations is as follows:

                                                           2002       2001    2000
                                                          -------   -------  -------
Revenue                                                   $ 2,134   $ 5,392  $ 5,092
Income from operations of discontinued operations           1,252     3,459    3,334

          On February 1, 2002, we received the minority partner's interest in Santana Row in exchange for a $2.6 million investment in a partnership. We made a $5.9 million loan to the partnership on January 12, 2001, that is due February 28, 2003. The loan was not repaid on the due date. We are currently exploring all available options we may have as a result of the borrowers failure to pay at maturity.

          Our 113 retail properties at December 31, 2002 are located in 14 states and the District of Columbia. There are approximately 2,100 tenants providing a wide range of retail products and

                                     - F13 -
services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.5% of revenue.

          Mortgage notes receivable of $35.6 million are due over various terms from February 2003 to May 2021 and have an average weighted interest rate of 10.2%. Under the terms of certain of these mortgages, we will receive additional interest based upon the gross income of the secured properties and, upon sale of the properties, we will share in the appreciation of the properties.

          Mortgages and construction loans payable and capital lease obligations are due in installments over various terms extending to 2016 and 2060, respectively, with interest rates ranging from 3.14% to 11.25%. Certain of the capital lease obligations require additional interest payments based upon property performance.

          On April 17, 2001 we closed on a $295 million construction loan for Santana Row in San Jose, California. The loan, which initially bore interest at LIBOR plus 212.5 basis points, was scheduled to mature on April 16, 2004 with two one-year extension options, subject to obtaining certain operating targets. The construction loan required fees and had various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to gross asset value. The initial funding of the construction loan took place on August 23, 2001 when the equity and pre-leasing requirements were met. On November 19, 2002 we used the proceeds from our $150 million public note offering, as well as $20 million of available insurance proceeds relating to the Santana Row fire and approximately $7.1 million in borrowings under our credit facility, to pay in full and retire the Santana Row construction loan.

          At December 31, 2002 there was $24.4 million borrowed under the construction loan for our Woodmont East development in Bethesda, Maryland. The loan had a floating interest rate of LIBOR plus 120 basis points. On February 11, 2003 the $24.4 million Woodmont East construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

          Scheduled principal payments on mortgage and construction loan indebtedness as of December 31, 2002 are as follows (in thousands):

Year ending December 31,
2003.....................................................        $   42,149
2004.....................................................             2,659
2005.....................................................             2,896
2006.....................................................             3,227
2007.....................................................             3,481
Thereafter...............................................           234,405
                                                                 ----------
                                                                 $  288,817
                                                                 ==========

                                     - F14 -

          Future minimum lease payments and their present value for property under capital leases as of December 31, 2002, are as follows (in thousands):

Year ending December 31,
2003.....................................................        $    9,345
2004.....................................................             9,301
2005.....................................................             9,252
2006.....................................................             9,199
2007.....................................................             9,159
Thereafter...............................................           398,402
                                                                 ----------
                                                                    444,658
Less amount representing interest........................          (340,263)
                                                                 ----------
Present value............................................        $  104,395
                                                                 ==========

Leasing Arrangements

          Our leases with retail property and apartment tenants are classified as operating leases. Leases on apartments are generally for a period of one year of less. Retail property leases generally range from three to 10 years (certain leases with anchor tenants may be longer), and usually provide for contingent rentals based on sales and sharing of certain operating costs.

The components of rental income are as follows (in thousands):

                                                       Year ended December 31,
                                                    2002         2001         2000
                                                 ---------    ---------    ---------
Retail and mixed-use properties
  Minimum rents............................      $ 236,451    $ 219,071    $ 204,346
  Cost reimbursements......................         52,669       46,619       42,292
  Percentage rent..........................          5,637        5,892        6,206
Apartments - rents.........................          3,328        2,985        2,790
                                                 ---------    ---------    ---------
                                                 $ 298,085    $ 274,567    $ 255,634
                                                 =========    =========    =========

The components of rental expense are as follows (in thousands):

                                                       Year ended December 31,
                                                   2002          2001         2000
                                                 ---------    ---------    ---------
Repairs and maintenance....................      $  18,804    $  17,177    $  16,404
Management fees and costs..................         12,342       11,764        9,684
Utilities..................................          9,011        8,061        8,018
Payroll - properties.......................          5,947        4,558        4,364
Ground rent................................          4,801        3,698        3,190
Insurance..................................          4,226        3,104        2,853
Other operating............................         18,460       14,353       11,118
                                                 ---------    ---------    ---------
                                                 $  73,591    $  62,715    $  55,631
                                                 =========    =========    =========

                                     - F15 -

          Minimum future retail property rentals on noncancelable operating leases, before any reserve for uncollectible amounts, on operating properties as of December 31, 2002 are as follows (in thousands):

Year ending December 31,
2003.....................................................        $   246,447
2004.....................................................            231,629
2005.....................................................            210,896
2006.....................................................            187,169
2007.....................................................            160,751
Thereafter...............................................            928,069
                                                                 -----------
                                                                 $ 1,964,961
                                                                 ===========

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following disclosure of estimated fair value was determined by us, using available market information and appropriate valuation methods. Considerable judgment is necessary to develop estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

          We estimate the fair value of our financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable debt and equity securities; (2) quoted market prices are used to estimate the fair value of our marketable convertible subordinated debentures; (3) discounted cash flow analyses are used to estimate the fair value of mortgage notes receivable and payable, using our estimate of current interest rates for similar notes, in 2002 the carrying amount on the balance sheet was used to approximate fair value for mortgage notes receivable since these notes are for specific deals, some contain participation provisions based on the property performance and also are convertible into ownership of the properties; (4) carrying amounts on the balance sheet approximate fair value for cash, accounts payable, accrued expenses and short term borrowings. Notes receivable from officers are excluded from fair value estimation since they have been issued in connection with employee stock ownership programs.

                                               December 31, 2002      December 31, 2001
                                             Carrying      Fair       Carrying    Fair
(in thousands)                                 Value      Value        Value      Value
                                             ---------   --------     --------  --------
Cash & equivalents.......................    $  23,123   $ 23,123     $ 17,563  $ 17,563
Investments..............................        5,929      5,929        2,739     2,739
Mortgage notes
 receivable..............................       35,577     35,577       35,607    36,427
Mortgages and construction loans and
 notes payable...........................      487,128    543,535      524,886   559,179
Convertible debentures...................       75,000     75,103       75,289    70,696
Senior notes.............................      535,000    581,293      410,000   425,970

                                     - F16 -

NOTE 4. NOTES PAYABLE

          Our notes payable consist of the following (in thousands):

                                       2002              2001
                                    ----------        ---------
Revolving credit facilities         $   71,000        $  44,000
Term note with banks                   125,000          125,000
Other                                    2,311            5,843
                                    ----------        ---------

                                    $  198,311        $ 174,843
                                    ==========        =========

          In December 1997, we obtained a five year syndicated revolving credit facility for $300 million due December 2002. The syndicated facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. In June 2000, we modified certain covenants and extended the maturity date to December 19, 2003. The current borrowing rate on the syndicated credit facility is LIBOR plus 80 basis points.

          In December 1998, we obtained a four year loan of $125 million from five institutional lenders. The loan was originally due December 2002 and was extended to December 19, 2003 along with the syndicated credit facility. The loan requires the payment of certain fees and has the same covenants as the syndicated credit facility. The current borrowing rate on the term loan is LIBOR plus 95 basis points.

          The maximum amount drawn under these facilities during 2002, 2001 and 2000 was $225.0 million, $308.5 million and $343.1 million, respectively. In 2002, 2001 and 2000 the weighted average interest rate on borrowings was 5.0%, 5.6% and 7.2%, respectively, and the average amount outstanding was $189.1 million, $269.7 million and $283.2 million, respectively.

          A $3.4 million note issued in connection with the land held for future development in Hillsboro, Oregon was repaid on June 18, 2002.

NOTE 5. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES

          In October 1993, we issued $75.0 million of 5 1/4% convertible subordinated debentures, realizing cash proceeds of approximately $73.0 million. The debentures were not registered under the Securities Act of 1933 and were not publicly distributed within the United States. The debentures, which mature on October 28, 2003, are convertible into shares of beneficial interest at $36 per share. The debentures are redeemable by us, in whole, at any time after October 28, 1998 at 100% of the principal amount plus accrued interest.

          At December 2001, we had outstanding $289,000 of 5 1/4% convertible subordinated debentures which were paid off on April 29, 2002. The debentures which were convertible into shares of beneficial interest at $30.625 were not registered under the Securities Act of 1933 and were not publicly distributed within the United States.

                                     - F17 -

          There are no significant financial covenants on these debentures. We are in compliance with the terms and covenants of these borrowings. No principal is due on these notes prior to maturity.

NOTE 6. SENIOR NOTES AND DEBENTURES

          Unsecured senior notes and debentures at December 31, 2002 and 2001 consist of the following (in thousands):

                                                                      2002         2001
                                                                    ---------   ----------
8% Notes due April 21, 2002                                         $      --   $   25,000
6.74% Medium-Term Notes due March 10, 2004                             39,500       39,500
6.625% Notes due December 1, 2005                                      40,000       40,000
6.99% Medium-Term Notes due March 10, 2006                             40,500       40,500
6.82% Medium-Term Notes due August 1, 2027,
 redeemable at par by holder August 1, 2007                            40,000       40,000
6.125% Notes due November 15, 2007                                    150,000           --
7.48% Debentures due August 15, 2026,
 redeemable at par by holder August 15, 2008                           50,000       50,000
8.75% Notes due December 1, 2009                                      175,000      175,000
                                                                    ---------   ----------
                                                                    $ 535,000   $  410,000
                                                                    =========   ==========

          On April 22, 2002 our $25 million 8.0% Notes matured and were paid with borrowings from our syndicated credit facilities.

          On November 19, 2002, we completed the sale of $150 million of senior notes in an underwritten public offering under its shelf registration statement declared effective by the SEC on September 30, 1998. Net proceeds, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $148.7 million. The net proceeds, together with $20 million in available insurance proceeds relating to the Santana Row fire, and approximately $7.1 million in borrowings under our credit facility, to pay in full and retire the Santana Row construction loan, including all interest owed on the loan.

          The loan agreements contain various covenants, including limitations on the amount of debt and minimum debt service coverage ratios. We are in compliance with all covenants. No principal is due on these notes prior to maturity.

          In October 2002, we filed a $500 million shelf registration statement, declared effective on November 6, 2002, with the Securities and Exchange Commission which allows the issuance of debt securities, preferred shares and common shares. As of December 31, 2002, the entire $500 million is available under the shelf registration.

NOTE 7. DIVIDENDS

          On October 29, 2002 the Trustees declared a quarterly cash dividend of $.485 per common share, payable January 15, 2003 to common shareholders of record January 2, 2003. The total dividend declared per common share for 2002 was $1.93.

          Also on October 29, 2002 and December 12, 2002 the Trustees declared a quarterly cash dividend of $.49688 per share on its Series A Cumulative Redeemable Preferred Shares, payable

                                     - F18 -
on January 31, 2003 to shareholders of record on January 15, 2003 and a quarterly cash dividend of $.532 per share on its Series B Cumulative Redeemable Preferred Shares, payable on January 31, 2003 to shareholders of record on January 15, 2003, respectively.

          For the year ended December 31, 2002 $.37 of dividends paid per common share and per Series B preferred share represent a capital gain. $.38 of dividends paid per Series A preferred share represents a capital gain. There were no capital gains in 2001.

NOTE 8. COMMITMENTS AND CONTINGENCIES

          Pentagon Row is a mixed-use project with the retail component developed by the Trust and the residential component developed by an unrelated developer. In October 2000 the general contractor on the project was replaced because of schedule delays and other events that caused both the residential developer and us to conclude that the original contractor was either unable or unwilling to comply with its contractual obligations. We both filed suit against the original contractor to recover damages that were being incurred as a result of defaults under the contract. The original contractor filed a counterclaim against both of us. On May 9, 2002 the residential developer and ourselves entered into a settlement agreement with the original contractor in which a full settlement, totaling $5 million payable to us and the residential developer, was reached for all claims and counterclaims between the parties involved. On June 7, 2002 the original contractor paid into an escrow account the agreed upon settlement amount. This settlement was distributed, $3 million to us, which offset our cost of the development, and $2 million to the residential developer, in July 2002.

          In addition, we are involved in various other lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

          As detailed at Note 1, "Summary of Significant Accounting Policies - Investment in Restaurant Joint Ventures at Santana Row," we are currently committed to invest approximately $8.0 million in these joint ventures. As of December 31, 2002 we have invested approximately $5.0 million. We anticipate investing the remaining commitment of $3.0 million in the first six months of 2003.

          Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company ("RPC"), an unaffiliated third party, has the right to require us and the two other minority partners to purchase from half to all of RPC's 37.5% interest in Congressional Plaza at the interest's then-current fair market value. Based on management's current estimate of fair market value, our estimated liability upon exercise of the put option is approximately $27.5 million. In conjunction with a redevelopment currently taking place at the property, we have agreed to acquire an additional 7.5% interest in Congressional Plaza from RPC, thereby lowering their ownership percentage to 30%, in exchange for funding approximately $7 million of RPC's share of the redevelopment cost. The funding will take place through the first quarter of 2003 and the transaction will be completed in 2003. After the completion of this transaction, our estimated liability upon the exercise of the put option will be approximately $22 million.

          Under the terms of various other partnerships which own shopping center properties with a cost of approximately $71 million, the partners may exchange their 796,773 operating units for cash or the same number of our common shares, at our option. During the second quarter of 2002

                                     - F19 -
we issued 100,000 of our common shares valued at $2.8 million in exchange for 100,000 operating units and cash of $205,000 in exchange for an additional 7,816 operating units. On February 14, 2003 we paid $333,000 to redeem an additional 12,000 operating units.

          Under the terms of four other partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or for two of the partnerships, a limited number of our common shares at the election of the other partners. In certain of the partnerships, if the other partners do not redeem their interest, we may choose to purchase the limited partnership interests upon the same terms.

          Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the "Agreement") on March 13, 2000 with the City of San Antonio, Texas (the "City") related to the redevelopment of land and buildings that we own along Houston Street in the City. Houston Street and the surrounding area have been designated by the City as a Reinvestment Zone (the "Zone"). The City has agreed to facilitate redevelopment of the Zone by undertaking and financing certain public improvements based on our agreement to redevelop our properties in the Zone. Under the terms of the Agreement, the City issued debt to fund specific public improvements within the Zone. The initial and primary source of funding to the City for repayment of the debt and debt service is the incremental tax revenue that accretes to the City as the taxable value of the redeveloped properties within the Zone increase. We are required to issue an annual letter of credit, commencing on October 1, 2002 through September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000. Our obligation under this agreement cannot be determined at this time because it is dependent on the annual assessed value of the properties in the Zone and the related tax revenue generated. We were not required to provide any funding in 2002 or for the semi-annual payment due March 15, 2003. Based on the current assessed value of the properties in the Zone, we expect to provide some funding under the Agreement prior to its expiration on September 30, 2014, but anticipate that our obligation will not exceed $600,000 in any year and will be between $2 million and $3 million in total. If the Zone creates sufficient tax increment funding to repay the City's debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

          As of December 31, 2002 in connection with renovation and development projects, the Trust has contractual obligations of approximately $78 million, including approximately $71 million for Santana Row Phase I and Phase II.

                                     - F20 -

          We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows (in thousands):

2003....................................................             3,910
2004....................................................             3,920
2005....................................................             3,929
2006....................................................             3,976
2007....................................................             4,023
Thereafter..............................................           246,186
                                                                ----------
                                                                $  265,944
                                                                ==========

NOTE 9. SHAREHOLDERS' EQUITY

          In May 1999, we reorganized as a Maryland real estate investment trust by amending and restating our declaration of trust and bylaws. The Amended Declaration of Trust changed the number of authorized shares of common and preferred shares from unlimited to 100,000,000 and 15,000,000, respectively. In addition, all common shares of beneficial interest, no par value, which were issued and outstanding were changed to common shares of beneficial interest, $0.01 par value per share and all Series A Cumulative Redeemable Preferred Shares of beneficial interest, no par value, which were issued and outstanding were changed to Series A Cumulative Redeemable Preferred Shares of beneficial interest, $0.01 par value per share.

          On October 6, 1997 we issued four million 7.95% Series A Cumulative Redeemable Preferred Shares at $25 per share in a public offering, realizing cash proceeds of approximately $96.6 million after costs of $3.4 million. The Series A Preferred Shares were not redeemable prior to October 6, 2002. On or after that date, the Preferred Shares may be redeemed, in whole or in part, at our option, at a redemption price of $25 per share plus all accrued and unpaid dividends. Dividends on the Preferred Shares are payable quarterly in arrears on the last day of January, April, July and October.

          On November 19, 2001 we issued 5.4 million 8.5% Series B Cumulative Redeemable Preferred Shares at $25 per share in a public offering, realizing cash proceeds of approximately $130.2 million after costs of $4.8 million. The Series B Preferred Shares are not redeemable prior to November 27, 2006. On or after that date, the Preferred Shares may be redeemed, in whole or in part, at our option, at a redemption price of $25 per share plus all accrued and unpaid dividends. Dividends on the Preferred Shares are payable quarterly in arrears on the last day of January, April, July and October.

          On June 12, 2002 we issued 2.2 million common shares at $25.98 per share netting $56.6 million, after all expenses of the offering.

          We have a Dividend Reinvestment Plan, whereby shareholders may use their dividends and make optional cash payments to purchase shares. In 2002, 2001 and 2000, 134,247 shares, 159,234 shares and 153,713 shares, respectively, were issued under the Plan.

          In December 1999, the Trustees authorized a share repurchase program for calendar year 2000 of up to an aggregate of 4 million of our common shares. During 2000, a total of 1,325,900

                                     - F21 -
shares were repurchased, at a cost of $25.2 million. We did not repurchase shares in 2002 or 2001.

          In 2002, 2001 and 2000, 98,092 common shares, 96,657 common shares and 270,809 common shares, respectively, were awarded to our former Chief Executive Officer and other key employees under various incentive compensation programs designed to directly link a significant portion of their current and long term compensation to the prosperity of the Trust and its shareholders. The shares vest over terms from 3 to 8 years. Vesting of common shares awarded to the former Chief Executive Officer was accelerated pursuant to his contractual arrangement.

          In January 1994 under the terms of the 1993 Long Term Incentive Plan, Ronald Kaplan, an ex-officer of the Trust purchased 40,000 common shares at $25 per share with the assistance of a $1.0 million loan from us. The loan, which had a term of 12 years and a current balance of $375,000, bore interest at 6.24%. Forgiveness of up to 75% of the loan was subject to our future performance. One eighth of the loan was forgiven on January 31, 1995 and an additional one sixteenth has been forgiven each January 31 since then as we met certain performance criteria. The loan was paid in full on October 18, 2002.

          On January 26, 1998, we granted 75,000 Performance Shares to an employee for which vesting was tied to leasing performance as it relates to Santana Row and other projects. Performance was to be measured at three separate dates extending into 2003. By December 31, 2002, the first two performance measures had been met. In connection with the restructuring (See Note 13), the 2003 performance measure was accelerated and granted as of December 31, 2002. We applied variable accounting to these awards by valuing the shares at each date the performance measures were either met or accelerated and recorded a charge of $712,000 as part of the restructuring charge.

          In 1991, the Board of Trustees of the Company approved a Stock Purchase Plan (the "ESPP") under Section 423 of the Code. The ESPP is regarded as a noncompensatory plan under APB No. 25, because it meets the qualifications under IRC 423. Under the terms of the ESPP, eligible employees may purchase common shares of the Company at a price that is equal to 90% of the lower of the common shares' fair market value at the beginning or the end of a quarterly period. The fair market value of a common share is equal to the last sale price of the common shares on the New York Stock Exchange. Eligible employees may purchase the common shares through payroll deductions of up to 10% of eligible compensation. The ESPP is not subject to the provisions of ERISA. The ESPP terminated on January 31, 2001.

          Under the terms of the ESPP, eligible employees have purchased 446,000 common shares at $15.125 per share with the assistance of loans of $6.7 million from us. Originally, ESPP called for one sixteenth of the loan to be forgiven each year for eight years, as long as the participant was still employed by us. The loans for all participants, but two, were modified in 1994 to extend the term an additional four years and to tie forgiveness in 1995 and thereafter to certain criteria related to our performance. One sixteenth of the loan has been forgiven during each year of the plan. At December 31, 2002, we had outstanding purchase loans to participants of approximately $830,000. The purchase loans bear interest at 9.39%. The shares purchased under the plan may not be sold, pledged or assigned until both the purchase and tax loans associated with the plan are satisfied and the term has expired, without the consent of the Compensation Committee of the Board of Trustees. On January 24, 2003 a $750,000 note was repaid.

          Tax loans with a balance of $1.8 million in 2002, $3.1 million in 2001 and $2.2 million in 2000 have been made in connection with restricted share grants to certain of our officers and in connection with the Share Purchase Plans. The loans, which bear interest ranging from 6.36% to 9.39%, are due over periods ranging from 8 to 13 years from the date of the loan. On January 24, 2003 a $908,000 tax loan was repaid.

                                     - F22 -

          On April 13, 1999, the Shareholder Rights Plan adopted in 1989 expired. On March 11, 1999 we entered into an Amended and Restated Rights Agreement with American Stock Transfer and Trust Company, pursuant to which (i) the expiration date of our shareholder rights plan was extended for an additional ten years to April 24, 2009, (ii) the beneficial ownership percentage at which a person becomes an "Acquiring Person" under the plan was reduced from 20% to 15%, and (iii) certain other amendments were made.

NOTE 10. STOCK OPTION PLAN

          The 1993 Long Term Incentive Plan ("Plan") has been amended to authorize the grant of options and other stock based awards for up to 5.5 million shares. Options granted under the Plan have ten year terms and vest in one to five years. Under the Plan, on each annual meeting date during the term of the Plan, each nonemployee Trustee will be awarded 2,500 options.

          In May 2001 our shareholders' approved the 2001 Long Term Incentive Plan ("2001 Plan") which authorized an additional 1,750,000 shares for future option and other stock based awards.

          The option price to acquire shares under the 2001 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, we had outstanding from our officers and employees notes for $2.5 million, $2.5 million and $2.6 million at December 31, 2002, 2001 and 2000, respectively. Notes issued after 2001 bear interest at LIBOR plus 200 basis points with the rate adjusted annually. Notes issued prior to 2002 under the 1993 Plan bear interest at the lesser of (i) our borrowing rate on the date of exercise or (ii) the dividend rate on the date of exercise divided by the purchase price of such shares. The notes issued under the previous plans bear interest at the lesser of (i) our borrowing rate or (ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by the shares and are with recourse and have five-year terms.

          SFAS No. 123, "Accounting for Stock-Based Compensation" requires pro forma information regarding net income and earnings per share as if we accounted for our stock options under the fair value method of that Statement. The fair value for options issued in 2002, 2001 and 2000 has been estimated as $536,000, $350,000 and $549,000, respectively, as of the date of grant, using a Black Scholes model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.5%, 4.9% and 5.2%; volatility factors of the expected market price of our shares of 16%, 20% and 14%; and a weighted average expected life of the option of 6.9 years, 6.9 years and 5.7 years. Our assumed weighted average dividend yield used to estimate the fair value of the options issued was 7.70% in 2002.

          Because option valuation models require the input of highly subjective assumptions, such as the expected stock price volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

                                     - F23 -

          For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting period. The pro forma information is as follows (in thousands, except for earnings per share):

                                              Year ended December 31,
                                             2002       2001       2000
                                           --------   --------   --------
Pro forma net income                       $ 54,855   $ 68,076   $ 59,445
Pro forma earnings per share, basic        $    .85   $   1.51   $   1.33
Pro forma earnings per share, diluted      $    .84   $   1.50   $   1.32

          A summary of our stock option activity for the years ended December 31, is as follows:

                                Shares Under       Weighted Average
                                   Option           Exercise Price
                                ------------       ----------------
January 1, 2000                    3,895,514       $          24.31
 Options granted                     737,500                  19.75
 Options exercised                   (67,684)                 20.50
 Options forfeited                  (847,049)                 24.27
                                ------------

December 31, 2000                  3,718,281                  23.46
 Options granted                     417,500                  19.80
 Options exercised                   (27,566)                 20.81
 Options forfeited                  (351,834)                 22.88
                                ------------

December 31, 2001                  3,756,381                  23.12
 Options granted                     435,500                  25.26
 Options exercised                  (951,971)                 21.92
 Options forfeited                   (19,168)                 23.95
                                ------------

December 31, 2002                  3,220,742                  23.76
                                ============

          At December 31, 2002 and 2001, options for 2.5 million and 2.7 million shares, respectively, were exercisable. The average remaining contractual life of options outstanding at December 31, 2002 and 2001 was 5.4 years and 5.8 years, respectively. The weighted average grant date fair value per option for options granted in 2002 and 2001 was $1.23 and $1.04, respectively. The exercise price of options outstanding at December 31, 2002 ranged from $18.00 per share to $27.75 per share.

NOTE 11. SAVINGS AND RETIREMENT PLANS

          We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Employees' contributions range, at the discretion of each employee, from 1% to 20% of compensation up to a maximum of $11,000. Under the plan, we contribute out of our current net income, 50% of each employee's first 5% of contributions. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our employees are immediately eligible to become plan participants. Employees are not eligible to receive matching contributions until their first anniversary of employment. Our

                                     - F24 -
expense for the years ended December 31, 2002, 2001 and 2000 was $271,000, $243,000 and $216,000, respectively.

          A nonqualified deferred compensation plan for our officers and directors was established in 1994. The plan allows the participants to defer future income until the earlier of age 65 or termination of employment. As of December 31, 2002, we are liable to participants for approximately $2.2 million under this plan. Although this is an unfunded plan, we have purchased certain investments with which to match this obligation.

NOTE 12. INTEREST EXPENSE

          We incurred interest totaling $88.6 million, $87.1 million and $79.7 million in 2002, 2001 and 2000, respectively, of which $23.5 million, $17.8 million, and $13.3 million respectively, was capitalized. Interest paid was $86.2 million in 2002, $84.1 million in 2001 and $83.1 million in 2000.

NOTE 13. CHANGE IN BUSINESS PLAN

          On February 28, 2002, we adopted a new business plan which returned our primary focus to our traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. We will complete Bethesda Row and Santana Row (Pentagon Row was completed in 2002) but do not plan to develop any new large-scale, mixed-use, ground-up development projects. Rather, we will seek to acquire income producing centers around our existing markets and will identify and execute redevelopment opportunities in our existing portfolio. Concurrent with the adoption of the business plan, we adopted a management succession plan and restructured our management team.

          In connection with this change in our business plan, we recorded a charge of $18.2 million. This charge included a reserve for a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several of our senior officers related to the management restructuring, as well as the write-off of $1.6 million of our development costs. All charges against the reserve, totaling $8.5 million, were expended during 2002. An additional component of the restructuring charge is an impairment loss of $9.7 million representing the estimated loss on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Portland, Oregon, thereby adjusting the value of these assets to their estimated fair value. We are marketing these properties, components of our Western region, for sale. The carrying value of these properties as of December 31, 2002, classified on our consolidated balance sheet as real estate under development, is $8.5 million.

          On December 20, 2002, we announced the resignation of Steven J. Guttman as Trustee, Chief Executive Officer and Chairman of the Board of Trustees effective January 1, 2003. Donald C. Wood, our then President and Chief Operating Officer, was named Chief Executive Officer and a member of the Board of Trustees. Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board. As a result of this transition, we recorded a charge of $13.8 million in the fourth quarter of 2002 for payments and benefits to Mr. Guttman pursuant to his contractual arrangements with the Trust and for other transition related costs. Of

                                     - F25 -
this amount, $7.9 million had not been paid as of December 31, 2002, the majority of which was paid in the first quarter of 2003.

NOTE 14. SUBSEQUENT EVENTS

          On February 11, 2003 the $24.4 million Woodmont East construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

          Pursuant to the 2001 Incentive Bonus Plan, vice presidents and certain key employees receive part of their 2002 bonus in Federal Realty shares which vest over three years. Consequently, on February 12, 2003, 16,496 shares were awarded under this plan.

          Also in February 2003, 265,000 options and 113,500 performance shares were granted to certain officers and key employees.

NOTE 15. RELATED PARTY TRANSACTIONS

          Our former Chairman and CEO, Steven J. Guttman, has an ownership interest in three retailers, comprising approximately 3,500 square feet, at Santana Row. The leases were negotiated at what management believes to be arms length at market terms.

          In addition, Nate Fishsin one of our officers, whose last day of employment with the Trust will be March 31, 2003, has an ownership interest in a retailer occupying approximately 2,600 square feet at Santana Row. This lease was also negotiated at what management believes to be arms length at market terms.

                                     - F26 -

NOTE 16. SEGMENT INFORMATION

          We operate our portfolio of assets in three geographic operating regions: Northeast, Mid-Atlantic and West.

          A summary of our operations by geographic region is presented below (in thousands):

2002                                         Northeast      Mid Atlantic         West             Other        Consolidated
----                                       -------------    -------------    -------------    -------------    -------------
Rental income                              $     123,093    $     139,596    $      35,396                     $     298,085
Other income                                       5,604            7,509            2,480                            15,593
Interest income - mortgage notes                   3,294                             1,902                             5,196
Rental expense                                   (23,447)         (31,897)         (18,247)                          (73,591)
Real estate tax                                  (16,145)         (11,779)          (3,262)                          (31,186)
                                           -------------    -------------    -------------                     -------------
   Property operating income                      92,399          103,429           18,269                           214,097
Interest and other income (expense)                                                           $         (40)             (40)
Interest expense                                                                                    (65,054)         (65,054)
Administrative expense                                                                              (13,790)         (13,790)
Restructuring expense                                                                               (22,269)         (22,269)
Depreciation and amortization                    (27,784)         (27,073)          (8,583)            (811)         (64,251)
                                           -------------    -------------    -------------    -------------    -------------
Income before investors' share of
 operations and discontinued operations    $      64,615    $      76,356    $       9,686    $    (101,964)   $      48,693
                                           =============    =============    =============    =============    =============
Capital expenditures                       $      10,539    $      34,265    $     220,539                     $     265,343
                                           =============    =============    =============                     =============
Real estate assets                         $     747,778    $     827,090    $     731,958                     $   2,306,826
                                           =============    =============    =============                     =============

2001                                         Northeast      Mid Atlantic         West             Other        Consolidated
----                                       -------------    -------------    -------------    -------------    -------------
Rental income                              $     117,353    $     124,765    $      32,449                     $     274,567
Other income                                       5,657            5,715            2,581                            13,953
Interest income - mortgage notes                   3,908                -              534                             4,442
Rental expense                                   (23,442)         (28,443)         (10,830)                          (62,715)
Real estate tax                                  (15,645)          (9,951)          (2,752)                          (28,348)
                                           -------------    -------------    -------------                     -------------
   Property operating income                      87,831           92,086           21,982                           201,899
Interest and other income (expense)                                                           $       2,148            2,148
Interest expense                                                                                    (69,313)         (69,313)
Administrative expense                                                                              (14,281)         (14,281)
Depreciation and amortization                    (27,118)         (23,921)          (7,098)          (1,034)         (59,171)
                                           -------------    -------------    -------------    -------------    -------------
Income before investors' share of
 operations and discontinued operations    $      60,713    $      68,165    $      14,884    $     (82,480)   $      61,282
                                           =============    =============    =============    =============    =============
Capital expenditures                       $      15,386    $      87,706    $     169,278                     $     272,370
                                           =============    =============    =============                     =============
Real estate assets                         $     760,849    $     793,566    $     549,889                     $   2,104,304
                                           =============    =============    =============                     =============

2000                                         Northeast      Mid Atlantic         West             Other        Consolidated
----                                       -------------    -------------    -------------    -------------    -------------
Rental income                              $     110,256    $     114,371    $      31,007                     $     255,634
Other income                                       4,206            3,900            2,917                            11,023
Interest income - mortgage notes                   4,433                -              943                             5,376
Rental expense                                   (23,131)         (24,766)          (7,734)                          (55,631)
Real estate tax                                  (14,131)          (9,159)          (2,921)                          (26,211)
                                           -------------    -------------    -------------                     -------------
   Property operating income                      81,633           84,346           24,212                           190,191
Interest and other income (expense)                                                           $       2,156            2,156
Interest expense                                                                                    (66,418)         (66,418)
Administrative expense                                                                              (13,318)         (13,318)
Depreciation and amortization                    (24,715)         (21,915)          (4,996)            (933)         (52,559)
                                           -------------    -------------    -------------    -------------    -------------
Income before investors' share of
 operations and discontinued operations    $      56,918    $      62,431    $      19,216    $     (78,513)   $      60,052
                                           =============    =============    =============    =============    =============
Capital expenditures                       $      38,696    $      60,783    $      83,205                     $     182,684
                                           =============    =============    =============                     =============
Real estate assets                         $     754,048    $     720,208    $     380,657                     $   1,854,913
                                           =============    =============    =============                     =============

There are no transactions between geographic areas.

                                     - F27 -

NOTE 17. QUARTERLY DATA (UNAUDITED)

          The following summary represents the results of operations for each quarter in 2002 and 2001 (in thousands, except per share data):

                                                 First          Second          Third        Fourth
                                                Quarter        Quarter         Quarter     Quarter (5)
                                                --------      ----------      ----------   -----------
2002
----
Revenue (1)                                     $ 75,236      $   75,828      $   78,333   $    89,437
Net income (loss) available for common shares     (6,187)(2)      30,479(3)       13,648        (2,078)(4)
Earnings (loss) per common share - basic (6)        (.15)            .75             .32          (.05)
Earnings (loss) per common share - diluted          (.15)            .74             .31          (.05)

                                                 First          Second          Third        Fourth
                                                Quarter        Quarter         Quarter       Quarter
                                                --------      ----------      ----------   -----------
2001
----
Revenue (1)                                     $ 70,399      $   72,093      $   74,149   $    78,469
Net income available for common shares            12,245          20,180(7)       13,194        14,103(8)
Earnings per common share - basic                    .32             .51             .34           .35
Earnings per common share - diluted (9)              .32             .51             .33           .35


(1) As required by SFAS No. 144, revenue in the first quarter of 2002 and for all of 2001 has been reduced to reflect the discontinued assets sold in the second quarter of 2002. Total revenue from these discontinued assets, by quarter, is summarized as follows (in thousands):

                                                 First          Second          Third        Fourth
                                                Quarter        Quarter         Quarter       Quarter
                                                --------      ----------      ----------   -----------
2002 Revenue from discontinued assets           $  1,415      $      688      $        6   $        25
2001 Revenue from discontinued assets              1,304           1,305           1,375         1,408

(2) Net income includes an $8.5 million restructuring charge ($.21 per share expense - basic and diluted) and a $9.6 million loss on abandoned developments held for sale ($.24 loss per share - basic and diluted).

(3) Net income includes a $19.1 million gain on sale of real estate ($.47 gain per share - basic and $.46 gain per share - diluted).

(4) Net income includes a $13.8 million restructuring charge ($.32 per share expense - basic and $.31 per share expense - diluted).

(5) In the fourth quarter of 2002 we recorded adjustments to increase revenue accruals for estimated tenant expense reimbursements by $3.3 million and decrease certain expense accruals by $1.0 million. These adjustments were offset by a revision to the cumulative amount of interest capitalized on development projects in the amount of $4.2 million. The net effect of such adjustments did not have a material effect on net income or net income per share for the year ended December 31, 2002.

(6) The sum of the quarterly earnings per common share - basic, $.87 differs from the annual earnings per common share - basic, $.86, due to rounding.

(7) Net income includes a $7.9 million gain on sale of real estate ($.20 gain per share - basic and diluted).

(8) Net income includes a net $1.3 million gain on sale of real estate ($.03 gain per share - basic and $.02 gain per share - diluted).

(9) The sum of the quarterly earnings per common share - diluted, $1.51 differs from the annual earnings per common share - diluted, $1.52, due to rounding.

                                     - F28 -

                         FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE III
               SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002

COLUMN A                                                    COLUMN B            COLUMN C                            COLUMN D
-------------------------------------                  -----------------        ---------  -----------------   -----------------
                                                                                  Initial cost to company
                                                                                                                Cost Capitalized
                                                                                             Building and        Subsequent to
Descriptions                                              Encumbrance             Land       Improvements         Acquisition
-------------------------------------                  -----------------        ---------  -----------------   -----------------
ALLWOOD (New Jersey)                                   $       3,513,000  $                $       3,920,000   $         345,000
ANDORRA (Pennsylvania)                                                          2,432,000         12,346,000           4,308,000
ARIZONA BUILDINGS (2)                                                           1,334,000          9,104,000             598,000
BALA CYNWYD (Pennsylvania)                                                      3,565,000         14,466,000           5,865,000
BARRACKS ROAD (Virginia)                                      44,300,000        4,363,000         16,459,000          18,686,000
BETHESDA  ROW (Maryland)                                      37,025,000        9,114,000         20,821,000          48,377,000
BLUESTAR  (New Jersey)                                        26,812,000                          29,922,000           8,949,000
BRICK PLAZA (New Jersey)                                      33,000,000                          24,715,000          29,020,000
BRISTOL (Connecticut)                                                           3,856,000         15,959,000           1,978,000
BRUNSWICK  (New Jersey)                                       11,162,000                          12,456,000           8,616,000
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (9)                                                          22,645,000         12,709,000          35,924,000
     SAN DIEGO (4)                                                              3,844,000          1,352,000           6,894,000
     150 POST STREET (San Francisco)                                           11,685,000          9,181,000           7,061,000
     OTHER (5)                                                                 19,496,000         25,752,000            (289,000)
CLIFTON (New Jersey)                                           3,267,000                           3,646,000           1,290,000
CONGRESSIONAL PLAZA (Maryland)                                                  2,793,000          7,424,000          50,012,000
CONNECTICUT RETAIL BUILDINGS (10)                                              25,061,000         27,739,000         (17,279,000)
COURTHOUSE CENTER (Maryland)                                                    1,750,000          1,869,000             573,000
CROSSROADS (Illinois)                                                           4,635,000         11,611,000           5,457,000
DEDHAM PLAZA (Massachusetts)                                                   12,369,000         12,918,000           3,997,000
EASTGATE (North Carolina)                                                       1,608,000          5,775,000           7,261,000
ELLISBURG CIRCLE (New Jersey)                                                   4,028,000         11,309,000          10,664,000
ESCONDIDO PROMENADE (California)                               9,400,000       11,505,000         12,147,000             972,000
FALLS PLAZA (Virginia)                                                          1,260,000            735,000           6,150,000
FALLS PLAZA - East (Virginia)                                                     538,000            535,000           2,278,000
FEASTERVILLE (Pennsylvania)                                                     1,431,000          1,600,000           8,539,000
FEDERAL PLAZA (Maryland)                                      35,936,000       10,216,000         17,895,000          33,657,000
FINLEY SQUARE (Illinois)                                                        9,252,000          9,544,000           7,313,000
FLORIDA RETAIL BUILDINGS (2)                                                    5,206,000          1,631,000              38,000
FLOURTOWN (Pennsylvania)                                                        1,345,000          3,943,000           3,410,000
FRESH MEADOWS (New York)                                                       24,625,000         25,255,000          14,501,000
FRIENDSHIP CTR (District of Columbia)                         17,000,000       12,696,000         20,803,000             (47,000)
GAITHERSBURG SQUARE (Maryland)                                                  7,701,000          5,271,000          10,606,000
GARDEN MARKET (Illinois)                                                        2,677,000          4,829,000           3,107,000
GOVERNOR PLAZA (Maryland)                                                       2,068,000          4,905,000          10,930,000
GRATIOT PLAZA (Michigan)                                                          525,000          1,601,000          14,520,000
GREENLAWN (New York)                                                            2,294,000          3,864,000           4,426,000
HAMILTON (New Jersey)                                          4,843,000                           5,405,000           2,257,000
HAUPPAUGE (New York)                                          16,700,000        8,791,000         15,262,000           2,129,000
HUNTINGTON (New York)                                         14,344,000                          16,008,000           6,513,000
IDYLWOOD PLAZA (Virginia)                                                       4,308,000         10,026,000             475,000
ILLINOIS RETAIL BUILDINGS (2)                                                   1,291,000          2,325,000             661,000
KINGS COURT (California)                                                                          10,714,000             207,000
LANCASTER (Pennsylvania)                                       4,907,000                           2,103,000           7,659,000
LANGHORNE SQUARE (Pennsylvania)                                                   720,000          2,974,000          13,848,000
LAUREL (Maryland)                                                               7,458,000         22,525,000          15,497,000
LAWRENCE PARK (Pennsylvania)                                  31,400,000        5,723,000          7,160,000          10,719,000
LEESBURG PLAZA (Virginia)                                      9,900,000        8,184,000         10,722,000           1,437,000
LOEHMANN'S PLAZA (Virginia)                                                     1,237,000         15,096,000           8,799,000

COLUMN A                                                 COLUMN E                                                   COLUMN F
-------------------------------------                 ----------------  -----------------   -----------------   -----------------
                                                         Gross amount at which carried at close of period
                                                                                                                  Accumulated
                                                                          Building and                          Depreciation and
Descriptions                                               Land           Improvements           Total            Amortization
-------------------------------------                 ----------------  -----------------   -----------------   -----------------
ALLWOOD (New Jersey)                                  $                 $       4,265,000   $       4,265,000   $       1,793,000
ANDORRA (Pennsylvania)                                       2,432,000         16,654,000          19,086,000           7,752,000
ARIZONA BUILDINGS (2)                                        1,334,000          9,702,000          11,036,000           1,268,000
BALA CYNWYD (Pennsylvania)                                   3,565,000         20,331,000          23,896,000           5,893,000
BARRACKS ROAD (Virginia)                                     4,363,000         35,145,000          39,508,000          19,705,000
BETHESDA  ROW (Maryland)                                     9,127,000         69,185,000          78,312,000          11,479,000
BLUESTAR  (New Jersey)                                                         38,871,000          38,871,000          14,772,000
BRICK PLAZA (New Jersey)                                     3,788,000         49,947,000          53,735,000          18,689,000
BRISTOL (Connecticut)                                        3,856,000         17,937,000          21,793,000           4,097,000
BRUNSWICK  (New Jersey)                                                        21,072,000          21,072,000           7,020,000
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (9)                                       22,645,000         48,633,000          71,278,000           6,219,000
     SAN DIEGO (4)                                           3,844,000          8,246,000          12,090,000             808,000
     150 POST STREET (San Francisco)                        11,685,000         16,242,000          27,927,000           2,410,000
     OTHER (5)                                              19,496,000         25,463,000          44,959,000           2,659,000
CLIFTON (New Jersey)                                                            4,936,000           4,936,000           2,002,000
CONGRESSIONAL PLAZA (Maryland)                               2,793,000         57,436,000          60,229,000          18,051,000
CONNECTICUT RETAIL BUILDINGS (10)                           25,061,000         10,460,000          35,521,000           4,408,000
COURTHOUSE CENTER (Maryland)                                 1,750,000          2,442,000           4,192,000             310,000
CROSSROADS (Illinois)                                        4,635,000         17,068,000          21,703,000           5,308,000
DEDHAM PLAZA (Massachusetts)                                12,369,000         16,915,000          29,284,000           4,595,000
EASTGATE (North Carolina)                                    1,608,000         13,036,000          14,644,000           6,175,000
ELLISBURG CIRCLE (New Jersey)                                4,028,000         21,973,000          26,001,000           9,791,000
ESCONDIDO PROMENADE (California)                            11,505,000         13,119,000          24,624,000           2,339,000
FALLS PLAZA (Virginia)                                       1,260,000          6,885,000           8,145,000           2,396,000
FALLS PLAZA - East (Virginia)                                  559,000          2,792,000           3,351,000           2,644,000
FEASTERVILLE (Pennsylvania)                                  1,431,000         10,139,000          11,570,000           5,022,000
FEDERAL PLAZA (Maryland)                                    10,216,000         51,552,000          61,768,000          18,151,000
FINLEY SQUARE (Illinois)                                     9,252,000         16,857,000          26,109,000           5,011,000
FLORIDA RETAIL BUILDINGS (2)                                 5,206,000          1,669,000           6,875,000             322,000
FLOURTOWN (Pennsylvania)                                     1,345,000          7,353,000           8,698,000           3,685,000
FRESH MEADOWS (New York)                                    24,625,000         39,756,000          64,381,000           6,167,000
FRIENDSHIP CTR (District of Columbia)                       12,696,000         20,756,000          33,452,000             792,000
GAITHERSBURG SQUARE (Maryland)                               6,012,000         17,566,000          23,578,000           6,521,000
GARDEN MARKET (Illinois)                                     2,677,000          7,936,000          10,613,000           1,883,000
GOVERNOR PLAZA (Maryland)                                    2,068,000         15,835,000          17,903,000           9,353,000
GRATIOT PLAZA (Michigan)                                       525,000         16,121,000          16,646,000           4,918,000
GREENLAWN (New York)                                         2,294,000          8,290,000          10,584,000             823,000
HAMILTON (New Jersey)                                                           7,662,000           7,662,000           3,846,000
HAUPPAUGE (New York)                                         8,791,000         17,391,000          26,182,000           2,188,000
HUNTINGTON (New York)                                                          22,521,000          22,521,000          10,051,000
IDYLWOOD PLAZA (Virginia)                                    4,308,000         10,501,000          14,809,000           2,745,000
ILLINOIS RETAIL BUILDINGS (2)                                1,291,000          2,986,000           4,277,000             734,000
KINGS COURT (California)                                                       10,921,000          10,921,000           1,851,000
LANCASTER (Pennsylvania)                                                        9,762,000           9,762,000           4,150,000
LANGHORNE SQUARE (Pennsylvania)                                720,000         16,822,000          17,542,000           6,370,000
LAUREL (Maryland)                                            7,458,000         38,022,000          45,480,000          18,761,000
LAWRENCE PARK (Pennsylvania)                                 5,734,000         17,868,000          23,602,000          14,593,000
LEESBURG PLAZA (Virginia)                                    8,184,000         12,159,000          20,343,000           1,594,000
LOEHMANN'S PLAZA (Virginia)                                  1,248,000         23,884,000          25,132,000           3,023,000

COLUMN A                                                 COLUMN G           COLUMN H           COLUMN I
-------------------------------------                  ------------       -----------      ---------------------

                                                                                               Life on which
                                                           Date                           depreciation in latest
                                                            of                Date          income statements
Descriptions                                           Construction         Acquired          is computed
-------------------------------------                  ------------       -----------      ---------------------
ALLWOOD (New Jersey)                                       1958             12/12/88            35 years
ANDORRA (Pennsylvania)                                     1953             01/12/88            35 years
ARIZONA BUILDINGS (2)                                   1995-1998           05/07/98            35 years
BALA CYNWYD (Pennsylvania)                                 1955             09/22/93            35 years
BARRACKS ROAD (Virginia)                                   1958             12/31/85            35 years
BETHESDA  ROW (Maryland)                                1945-2000           12/31/93         35 - 50 years
BLUESTAR  (New Jersey)                                     1959             12/12/88            35 years
BRICK PLAZA (New Jersey)                                   1958             12/28/89            35 years
BRISTOL (Connecticut)                                      1959             9/22/95             35 years
BRUNSWICK  (New Jersey)                                    1957             12/12/88            35 years
CALIFORNIA RETAIL BUILDINGS
     SANTA MONICA (9)                                   1888-2000           1996-2000           35 years
     SAN DIEGO (4)                                      1888-1995           1996-1997           35 years
     150 POST STREET (San Francisco)                       1908             10/23/97            35 years
     OTHER (5)                                             var              1996-1999           35 years
CLIFTON (New Jersey)                                       1959             12/12/88            35 years
CONGRESSIONAL PLAZA (Maryland)                             1965             04/01/65            35 years
CONNECTICUT RETAIL BUILDINGS (10)                       1900-1991           1994-1996           35 years
COURTHOUSE CENTER (Maryland)                               1975             12/17/97            35 years
CROSSROADS (Illinois)                                      1959             07/19/93            35 years
DEDHAM PLAZA (Massachusetts)                               1959             12/31/93            35 years
EASTGATE (North Carolina)                                  1963             12/18/86            35 years
ELLISBURG CIRCLE (New Jersey)                              1959             10/16/92            35 years
ESCONDIDO PROMENADE (California)                           1987             12/31/96            35 years
FALLS PLAZA (Virginia)                                     1962             09/30/67          22 3/4 years
FALLS PLAZA - East (Virginia)                              1960             10/05/72            25 years
FEASTERVILLE (Pennsylvania)                                1958             07/23/80            20 years
FEDERAL PLAZA (Maryland)                                   1970             06/29/89            35 years
FINLEY SQUARE (Illinois)                                   1974             04/27/95            35 years
FLORIDA RETAIL BUILDINGS (2)                               1920             02/28/96            35 years
FLOURTOWN (Pennsylvania)                                   1957             04/25/80            35 years
FRESH MEADOWS (New York)                                1946-1949           12/05/97            35 years
FRIENDSHIP CTR (District of Columbia)                      1998             09/21/01            35 years
GAITHERSBURG SQUARE (Maryland)                             1966             04/22/93            35 years
GARDEN MARKET (Illinois)                                   1958             07/28/94            35 years
GOVERNOR PLAZA (Maryland)                                  1963             10/01/85            35 years
GRATIOT PLAZA (Michigan)                                   1964             03/29/73          25 3/4 years
GREENLAWN (New York)                                       1975             01/05/00            35 years
HAMILTON (New Jersey)                                      1961             12/12/88            35 years
HAUPPAUGE (New York)                                       1963             08/06/98            35 years
HUNTINGTON (New York)                                      1962             12/12/88            35 years
IDYLWOOD PLAZA (Virginia)                                  1991             04/15/94            35 years
ILLINOIS RETAIL BUILDINGS (2)                           1900-1927           1995-1997           35 years
KINGS COURT (California)                                   1960             08/24/98            26 years
LANCASTER (Pennsylvania)                                   1958             04/24/80            22 years
LANGHORNE SQUARE (Pennsylvania)                            1966             01/31/85            35 years
LAUREL (Maryland)                                          1956             08/15/86            35 years
LAWRENCE PARK (Pennsylvania)                               1972             07/23/80            22 years
LEESBURG PLAZA (Virginia)                                  1967             09/15/98            35 years
LOEHMANN'S PLAZA (Virginia)                                1971             07/21/83            35 years

                                       F29

COLUMN A                                            COLUMN B            COLUMN C                                COLUMN D
----------------------------------------       -----------------   -----------------   -----------------   -----------------
                                                                          Initial cost to company
                                                                                                           Cost Capitalized
                                                                                          Building and      Subsequent to
Descriptions                                       Encumbrance            Land            Improvements       Acquisition
----------------------------------------       -----------------   -----------------   -----------------   -----------------
MAGRUDERS (Maryland)                                                       4,554,000           4,859,000             975,000
MASSACHUSETTS  RETAIL BLDG (1)                                             1,873,000           1,884,000             265,000
MID PIKE PLAZA (Maryland)                             10,041,000                              10,335,000           6,648,000
NEW YORK RETAIL BUILDINGS (3)                                              5,891,000           6,051,000          12,023,000
NORTHEAST (Pennsylvania)                                                   1,152,000          10,596,000           9,696,000
NORTH LAKE COMMONS (Illinois)                                              2,782,000           8,604,000           1,568,000
OLD KEENE MILL (Virginia)                                                    638,000             998,000           3,408,000
OLD TOWN CENTER (California)                                               3,420,000           2,765,000          26,315,000
PAN AM SHOPPING CENTER (Virginia)                                          8,694,000          12,929,000           3,174,000
PENTAGON ROW (Virginia)                                                                        2,955,000          82,610,000
PERRING PLAZA (Maryland)                                                   2,800,000           6,461,000          14,714,000
PIKE 7 (Virginia)                                                          9,709,000          22,799,000             862,000
QUEEN ANNE PLAZA (Massachusetts)                                           3,319,000           8,457,000           2,866,000
QUINCE ORCHARD PLAZA (Maryland)                                            3,197,000           7,949,000           7,814,000
ROLLINGWOOD APTS. (Maryland)                                                 552,000           2,246,000           3,885,000
RUTGERS (New Jersey)                                  12,930,000                              14,429,000           1,486,000
SAM'S PARK & SHOP (District of Columbia)                                   4,840,000           6,319,000             577,000
SAUGUS (Massachusetts)                                                     4,383,000           8,291,000             395,000
SHIRLINGTON (Virginia)                                                     9,761,000          14,808,000           7,546,000
TEXAS RETAIL BUILDINGS  (9)                              268,000          14,680,000           1,976,000          38,342,000
TOWER (Virginia)                                                           7,170,000          10,518,000             405,000
TROY (New Jersey)                                                          3,126,000           5,193,000          12,127,000
TYSONS STATION (Virginia)                              6,864,000             388,000             453,000           2,482,000
WILDWOOD (Maryland)                                   27,600,000           9,111,000           1,061,000           5,844,000
WILLOW GROVE (Pennsylvania)                                                1,499,000           6,643,000          17,733,000
WILLOW LAWN (Virginia)                                                     3,192,000           7,723,000          51,406,000
WYNNEWOOD (Pennsylvania)                              32,000,000           8,055,000          13,759,000          13,320,000
DEVELOPMENT PROJECTS:
     TANASBOURNE (Oregon)                                                  7,502,000                                       0
     SANTANA ROW (California)                                             41,969,000           1,161,000         390,993,000
                                               -----------------   -----------------   -----------------   -----------------
TOTALS                                         $     393,212,000   $     429,886,000   $     728,553,000   $   1,148,387,000
                                               =================   =================   =================   =================

COLUMN A                                            COLUMN E                                                    COLUMN F
----------------------------------------        -----------------   -----------------  ------------------  -----------------
                                                     Gross amount at which carried at close of period
                                                                                                             Accumulated
                                                                       Building and                        Depreciation and
Descriptions                                           Land            Improvements           Total          Amortization
----------------------------------------        -----------------   -----------------  ------------------  -----------------
MAGRUDERS (Maryland)                                    4,554,000           5,834,000          10,388,000            847,000
MASSACHUSETTS  RETAIL BLDG (1)                          1,873,000           2,149,000           4,022,000            534,000
MID PIKE PLAZA (Maryland)                                                  16,983,000          16,983,000          9,228,000
NEW YORK RETAIL BUILDINGS (3)                           6,140,000          17,825,000          23,965,000          1,910,000
NORTHEAST (Pennsylvania)                                1,153,000          20,291,000          21,444,000         10,755,000
NORTH LAKE COMMONS (Illinois)                           2,782,000          10,172,000          12,954,000          2,608,000
OLD KEENE MILL (Virginia)                                 638,000           4,406,000           5,044,000          3,375,000
OLD TOWN CENTER (California)                            3,420,000          29,080,000          32,500,000          4,069,000
PAN AM SHOPPING CENTER (Virginia)                       8,694,000          16,103,000          24,797,000          5,857,000
PENTAGON ROW (Virginia)                                                    85,565,000          85,565,000          3,468,000
PERRING PLAZA (Maryland)                                2,800,000          21,175,000          23,975,000         10,913,000
PIKE 7 (Virginia)                                       9,709,000          23,661,000          33,370,000          4,216,000
QUEEN ANNE PLAZA (Massachusetts)                        3,319,000          11,323,000          14,642,000          3,597,000
QUINCE ORCHARD PLAZA (Maryland)                         2,928,000          16,032,000          18,960,000          5,971,000
ROLLINGWOOD APTS. (Maryland)                              572,000           6,111,000           6,683,000          6,011,000
RUTGERS (New Jersey)                                                       15,915,000          15,915,000          6,466,000
SAM'S PARK & SHOP (District of Columbia)                4,840,000           6,896,000          11,736,000          1,647,000
SAUGUS (Massachusetts)                                  4,383,000           8,686,000          13,069,000          1,678,000
SHIRLINGTON (Virginia)                                  9,816,000          22,299,000          32,115,000          4,188,000
TEXAS RETAIL BUILDINGS  (9)                            14,680,000          40,318,000          54,998,000          1,089,000
TOWER (Virginia)                                        7,129,000          10,964,000          18,093,000          1,419,000
TROY (New Jersey)                                       3,126,000          17,320,000          20,446,000         11,554,000
TYSONS STATION (Virginia)                                 475,000           2,848,000           3,323,000          2,396,000
WILDWOOD (Maryland)                                     9,111,000           6,905,000          16,016,000          6,056,000
WILLOW GROVE (Pennsylvania)                             1,499,000          24,376,000          25,875,000         12,054,000
WILLOW LAWN (Virginia)                                  7,790,000          54,531,000          62,321,000         26,718,000
WYNNEWOOD (Pennsylvania)                                8,055,000          27,079,000          35,134,000          5,173,000
DEVELOPMENT PROJECTS:
     TANASBOURNE (Oregon)                               7,502,000                               7,502,000
     SANTANA ROW (California)                          41,969,000         392,154,000         434,123,000          1,763,000
                                                -----------------   -----------------  ------------------  -----------------
TOTALS                                          $     436,741,000   $   1,870,085,000  $    2,306,826,000  $     450,697,000
                                                =================   =================  ==================  =================

COLUMN A                                             COLUMN G           COLUMN H             COLUMN I
----------------------------------------          -------------       ------------     ----------------------
                                                                                            Life on which
                                                       Date                            depreciation in latest
                                                       of                 Date           income statements
Descriptions                                       Construction         Acquired            is computed
----------------------------------------          -------------       ------------     ----------------------
MAGRUDERS (Maryland)                                   1955             12/17/97             35 years
MASSACHUSETTS  RETAIL BLDG (1)                         1930             09/07/95             35 years
MID PIKE PLAZA (Maryland)                              1963             05/18/82             50 years
NEW YORK RETAIL BUILDINGS (3)                      1937 - 1987          12/16/97             35 years
NORTHEAST (Pennsylvania)                               1959             08/30/83             35 years
NORTH LAKE COMMONS (Illinois)                          1989             04/27/94             35 years
OLD KEENE MILL (Virginia)                              1968             06/15/76           33 1/3 years
OLD TOWN CENTER (California)                        1997-1998           10/22/97             35 years
PAN AM SHOPPING CENTER (Virginia)                      1979             02/05/93             35 years
PENTAGON ROW (Virginia)                            1999 - 2002          1998                 35 years
PERRING PLAZA (Maryland)                               1963             10/01/85             35 years
PIKE 7 (Virginia)                                      1968             03/31/97             35 years
QUEEN ANNE PLAZA (Massachusetts)                       1967             12/23/94             35 years
QUINCE ORCHARD PLAZA (Maryland)                        1975             04/22/93             35 years
ROLLINGWOOD APTS. (Maryland)                           1960             01/15/71             25 years
RUTGERS (New Jersey)                                   1973             12/12/88             35 years
SAM'S PARK & SHOP (District of Columbia)               1930             12/01/95             35 years
SAUGUS (Massachusetts)                                 1976             10/01/96             35 years
SHIRLINGTON (Virginia)                                 1940             12/21/95             35 years
TEXAS RETAIL BUILDINGS  (9)                            var              1998-1999            35 years
TOWER (Virginia)                                    1953-1960           08/24/98             35 years
TROY (New Jersey)                                      1966             07/23/80             22 years
TYSONS STATION (Virginia)                              1954             01/17/78             17 years
WILDWOOD (Maryland)                                    1958             05/05/69           33 1/3 years
WILLOW GROVE (Pennsylvania)                            1953             11/20/84             35 years
WILLOW LAWN (Virginia)                                 1957             12/05/83             35 years
WYNNEWOOD (Pennsylvania)                               1948             10/29/96             35 years
DEVELOPMENT PROJECTS:
     TANASBOURNE (Oregon)                              2000
     SANTANA ROW (California)                      1999 - 2002          03/05/97             50 years

TOTALS

                                       F30

                         FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE III
                     SUMMARY OF REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED
                       THREE YEARS ENDED DECEMBER 31, 2002

                          RECONCILIATION OF TOTAL COST

Balance, January 1, 2000                                            $         1,721,459,000

  Additions during period
     Acquisitions                                                                26,794,000
     Improvements                                                               156,021,000
  Deduction during period - disposition
   of property and miscellaneous retirements and impairments                    (49,361,000)
                                                                    -----------------------

Balance, December 31, 2000                                                    1,854,913,000

  Additions during period
     Acquisitions                                                                52,820,000
     Improvements                                                               219,549,000
  Deduction during period - disposition
   of property and miscellaneous retirements                                    (22,978,000)
                                                                    -----------------------

Balance, December 31, 2001                                                    2,104,304,000

  Additions during period
     Acquisitions                                                                         -
     Improvements                                                               265,531,000
  Deduction during period - disposition
   of property and miscellaneous retirements                                    (63,009,000)
                                                                    -----------------------

Balance, December 31, 2002                                          $         2,306,826,000
                                                                    =======================

(A) For Federal tax purposes, the aggregate cost basis is approximately $2,090,091,000 as of December 31, 2002.

                                       F31

                         FEDERAL REALTY INVESTMENT TRUST
                                  SCHEDULE III
                     SUMMARY OF REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED
                       THREE YEARS ENDED DECEMBER 31, 2002

           RECONCILIATION OF ACCUMULATED DEPRECIATION AND AMORTIZATION

Balance, January 1, 2000                                            $           317,921,000
  Additions during period
   Depreciation and amortization expense                                         49,176,000
  Deductions during period - disposition of
   property and miscellaneous retirements                                       (15,839,000)
                                                                    -----------------------

Balance, December 31, 2000                                                      351,258,000
  Additions during period
   Depreciation and amortization expense                                         55,048,000
  Deductions during period - disposition of property,
   miscellaneous retirements and acquisition of minority interest               (10,539,000)
                                                                    -----------------------

Balance, December 31, 2001                                                      395,767,000

  Additions during period
   Depreciation and amortization expense                                         59,296,000
  Deductions during period - disposition of property,
   miscellaneous retirements and acquisition of minority interest                (4,366,000)
                                                                    -----------------------

Balance, December 31, 2002                                          $           450,697,000
                                                                    =======================

                                       F32

                         FEDERAL REALTY INVESTMENT TRUST
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                          YEAR ENDED DECEMBER 31, 2002

         Column A                      Column B                  Column C
----------------------------  ---------------------------  -------------------


    Description of Lien             Interest Rate              Maturity Date
----------------------------  ---------------------------  -------------------
Leasehold mortgage            7.88%                        February 2003
on office building
in San Francisco, CA

Mortgage on Hotel             12% to 15%                   January 2012
in San Jose, CA

Mortgage on retail            Greater of prime plus        May 2021
buildings in Philadelphia      2%  or 10%


Mortgage on retail            10% plus participation       May 2021
buildings in Philadelphia

                Column D                     Column E          Column F          Column G
----------------------------------------  ----------------  ---------------  ------------------
                                                                                 Carrying
            Periodic Payment                                 Face Amount         Amount of
                 Terms                      Prior Liens      of Mortgages      Mortgages (1)
----------------------------------------  ----------------  ---------------  ------------------
 Interest only                                         --   $     5,618,000  $        5,618,000 (2)
 monthly; ballon payment
 due at maturity

                  (3)                                  --         7,200,000           7,200,000


 Interest only                                         --        25,000,000          13,509,000 (4)
 monthly; balloon payment
 due at maturity

 Interest only; balloon                                --         9,250,000           9,250,000
 payment due at maturity

                                          ----------------  ---------------  ------------------

                                                       --   $    47,068,000  $       35,577,000
                                          ================  ===============  ==================

1) For Federal tax purposes, the aggregate tax basis is approximately $35,577,000 as of December 31, 2002. No payments are delinquent on these mortgages.
2) The loan was not repaid on the due date. We are currently exploring all available options we may have as a result of the borrowers failure to pay at maturity.
3) For the first five years interest is payable from cash flow, if available. If cash flow is not sufficient to pay interest in full, the unpaid amount will accrue and bear interest at the same rate as the principal. After year five, current interest payments are required. After year seven, mortgagee is required to apply 50% of all available cash flow to repayment of principal.
4) This mortgage is available for up to $25,000,000.

                                       F33

                         FEDERAL REALTY INVESTMENT TRUST
                                   SCHEDULE IV
                    MORTGAGE LOANS ON REAL ESTATE - CONTINUED
                       THREE YEARS ENDED DECEMBER 31, 2001

                        RECONCILIATION OF CARRYING AMOUNT

Balance, January 1, 2000                         $            53,495,000

  Additions during period
   Issuance of loan                                            5,701,000
  Deductions during period
   Collection of loan                                        (11,836,000)
                                                 -----------------------

Balance, December 31, 2000                                    47,360,000

  Additions during period
   Issuance of loans                                             925,000
  Deductions during period
   Collection and satisfaction of loans                      (12,678,000)
                                                 -----------------------

Balance, December 31, 2001                                    35,607,000

  Additions during period
   Issuance of loans                                          14,362,000
  Deductions during period
   Collection and satisfaction of loans                      (14,392,000)
                                                 -----------------------

Balance, December 31, 2002                       $            35,577,000
                                                 =======================

                                       F34

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Grant Thornton LLP has been selected as our independent public accountants for the current year and examined our financial statements for the year ended December 31, 2002. On June 4, 2002, Arthur Andersen LLP was dismissed and Grant Thornton LLP was engaged as our principal independent public accountants. The decision to change accountants was approved by the Board of Trustees upon the recommendation of the Audit Committee. The reports of Arthur Andersen LLP for the years ended December 31, 2000 and 2001 and the subsequent interim period through June 4, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 2000 and 2001 and the subsequent interim period through June 4, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their reports on the financial statements for those years.

                                    PART III

          Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2003 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 10.    TRUSTEES AND EXECUTIVE OFFICERS

       a.) The table identifying our Trustees under the caption "Election of Trustees" and the section entitled "Executive Officers" of the Proxy Statement is incorporated herein by reference.

       b.) The information required by this item is included in this report at Item 1 under the caption "Executive Officers of the Registrant". The information contained in the Proxy Statement under the captions "The Board of Trustees" and "Executive Officers" is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

          The sections entitled "Summary Compensation Table" and "Aggregated Option Exercises in 2002 and December 31, 2002 Option Values" of the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          The sections entitled "Ownership of Shares by Certain Beneficial Owners," "Ownership of Shares by Trustees and Officers" and "Equity Compensation Plan Information" of the Proxy Statement are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The section entitled "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based

                                     - F35 -
closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

            Report of Independent Public Accountants - Grant Thornton LLP

            Report of Independent Public Accountants - Arthur Andersen LLP

            Consolidated Balance Sheets - December 31, 2002 and 2001

            Consolidated Statements of Operations - Years Ended December 31, 2002, 2001 and 2000

            Consolidated Statements of Common Shareholders' Equity - Years Ended December 31, 2002, 2001 and 2000

            Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

            Notes to Consolidated Financial Statements (including selected quarterly data)

(2)    Financial Statement Schedules

            Schedule III.   Schedule of Real Estate and Accumulated
            Depreciation

            Schedule IV.      Mortgage Loans on Real Estate

                                     - F36 -

(3)      Exhibits

Exhibit
  No.     Description
-------   -----------

3.1 Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust's Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2 Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003 (filed herewith)

4.1 Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the "1999 Form 10-K") and incorporated herein by reference)

4.2 Specimen 7.95% Series A Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4(ii) to the 1999 Form 10-K and incorporated herein by reference)

4.3 Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust's Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the "2001 Form 8-A") and incorporated by reference)

4.4 Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.5 Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust's Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.6 5 1/4% Convertible Subordinated Debenture due 2003 (previously described in Amendment No. 1 to Form S-3 filed on August 4, 1987 (File No. 33-15264) is incorporated herein by reference)

4.7 Indenture dated December 13, 1993 related to the Trust's 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; 6.74% Medium Term Notes due March 10, 2004; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust's Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.8 Indenture dated September 1, 1998 related to the Trust's 8.75% Notes due December 1, 2009 and the Trust's 6 1/8% Notes due November 15, 2007 filed as Exhibit 4(a) to the Trust's Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference thereto

10.1 * Deferred Compensation Agreement with Steven J. Guttman dated December 13, 1978 (previously filed as Exhibit 10(iv) to the Trust's Annual Report on Form 10-K for the year ended December 31, 1980 (File No. 1-07533) and incorporated herein by reference)

10.2 Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust's Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.3 1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.4 1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.5 Amendment dated October 1, 1992 to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman (previously filed as an exhibit to the Trust's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-07533) and incorporated herein by reference)

                                    - F37 -

Exhibit
  No.     Description
-------   -----------

10.6 Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.7 Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) (the "1993 Form 10-Q") and incorporated herein by reference)

10.8 Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.9 Credit Agreement dated as of December 19, 1997 by and among the Trust, as Borrower, the financial institutions party thereto and their assignees, as Lenders, Corestates Bank, N.A., as Syndication Agent, First Union National Bank, as Administrative Agent and as Arranger, and Wells Fargo Bank, as Documentation Agent and as Co-Arranger (previously filed as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-07533) (the "1997 Form 10-K") and incorporated herein by reference)

10.10 * Performance Share Award Agreement between the Trust and Steven J. Guttman, as of January 1, 1998 (previously filed as a portion of Exhibit 10 to the 1997 Form 10-K and incorporated herein by reference)

10.11 * Form of Amended and Restated Restricted Share Award Agreements between the Trust and Steven J. Guttman for the years 1998 through 2002 (previously filed as a portion of Exhibit 10 to the 1997 Form 10-K and incorporated herein by reference)

10.12 * Amended and Restated Employment Agreement between the Trust and Steven J. Guttman as of March 6, 1998 (previously filed as a portion of Exhibit 10 to the 1997 Form 10-K and incorporated herein by reference)

10.13 * Amended and Restated Executive Agreement between the Trust and Steven J. Guttman as of March 6, 1998 (previously filed as a portion of Exhibit 10 to the 1997 Form 10-K and incorporated herein by reference)

10.14 Term Loan Agreement, dated as of December 22, 1998 by and among the Trust, as Borrower, the financial institutions party thereto and their assignees, as Lenders, Commerzbank Aktiengesellschaft, New York Branch as Syndication Agent, PNC, National Association, as Administrative Agent and Fleet National Bank, as documentation agent (previously filed as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.15 * Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the "1999 Form 10-K") and incorporated herein by reference)

10.16 * Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.17 * Amendment to Performance Share Award Agreement dated as of February 25, 2000 between the Trust and Steven J. Guttman (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.18 * Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.19 * Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.20 * Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the "2000 Form 10-K") and
          incorporated herein by reference)

10.21 * Split Dollar Life Insurance Agreement dated June 7, 1998 between the Trust and The Guttman Family 1998 Trust (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

                                    - F38 -

Exhibit
  No.     Description
-------   -----------

10.22 * Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.23 * Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the "2001 Form 10-K") and incorporated herein by reference)

10.24 * Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.25     * Severance Agreement dated March 1, 2002 between the Trust and Larry
          E. Finger (filed herewith)

10.26 * Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (filed herewith)

10.27 * Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (filed herewith)

10.28 * Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (filed herewith)

10.29 * Amendment to Promissory Notes dated May 31, 2002 between Federal Realty Investment Trust and Steven J. Guttman (filed herewith)

10.30 * Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (filed herewith)

10.31 * Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (filed herewith)

10.32 2001 Long-Term Incentive Plan (previously file as Exhibit 99.1 to the Trust's S-8 Registration Number 333-60364 filed on May 7, 2001)

23.1      Consent of Grant Thornton LLP (filed herewith)

25.1      Power of Attorney (included on signature page)

99.1      Section 906 Certification for Donald C. Wood

99.2      Section 906 Certification for Larry E. Finger

                                    - F39 -

(b)       Reports on Form 8-K

          On December 23, 2002, we filed a Form 8-K dated December 20, 2002 in response to Items 5 and 7, to report and file a press release announcing the resignation of Steven J. Guttman as Trustee, chief executive officer and chairman of the Board of Trustees effective January 1, 2003 and the appointment of Donald Wood, our then president and chief operating officer, as chief executive officer and a member of the Board of Trustees. In addition, Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board.

          On November 18, 2002, we filed a Form 8-K dated November 18, 2002 in response to Item 7, to file certain exhibits to our registration statement on Form S-3 (File No. 333-63619) in connection with our underwritten public offering of $150 million of 6 1/8% Notes due 2007.

          On November 13, 2002, we filed a Form 8-K dated November 13, 2002 in response to Item 5, to file a description of the material U.S. federal income tax consequences relating to our taxation as a REIT and the ownership and disposition of our common shares.

          On October 30, 2002, we filed a Form 8-K dated September 30, 2002 in response to Item 5, to file supplemental data pertaining to our portfolio of properties at September 30, 2002.

(c)       Exhibits

          See Item 15(a)(3) above

* Management contract or compensatory plan to be filed under item 15(c) of Form 10-K.

                                     - F41 -

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of March, 2003.

                                           Federal Realty Investment Trust


                                           By:   /s/   DONALD C. WOOD
                                                 -------------------------------
                                                         Donald C. Wood
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of Donald C. Wood and Dawn M. Becker as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

                   SIGNATURE                                  TITLE                          DATE
---------------------------------------------   -------------------------------------   --------------
/s/   Donald C. Wood                            Chief Executive Officer (Principal      March 26, 2003
--------------------                            Executive Officer)
Donald C. Wood


/s/   Larry E. Finger                           Senior Vice President, Chief            March 26, 2003
---------------------                           Financial Officer and Treasurer
Larry E. Finger                                 (principal financial and accounting
                                                officer)


/s/   Mark S. Ordan                             Non-Executive Chairman                  March 26, 2003
-------------------
Mark S. Ordan


/s/   Dennis L. Berman                          Trustee                                 March 26, 2003
----------------------
Dennis L. Berman


/s/   Kristin Gamble                            Trustee                                 March 26, 2003
--------------------
Kristin Gamble


/s/   Amy B. Lane                               Trustee                                 March 26, 2003
-----------------
Amy B. Lane


/s/   Walter F. Loeb                            Trustee                                 March 26, 2003
---------------------
Walter F. Loeb


/s/   Joseph S. Vassalluzzo                     Trustee                                 March 26, 2003
---------------------------
Joseph S. Vassalluzzo

                                     - F42 -

                                 CERTIFICATIONS

I, Donald C. Wood, certify that:

     1. I have reviewed this annual report on Form 10-K of Federal Realty Investment Trust;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent functions):

          a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that

                                     - F45 -
          could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 26, 2003              /s/ Donald C. Wood
                                  ------------------
                                  NAME: Donald C. Wood
                                  TITLE: President and Chief Executive Officer

                                     - F46 -

                                 CERTIFICATIONS

I, Larry E. Finger, certify that:

     1. I have reviewed this annual report on Form 10-K of Federal Realty Investment Trust;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c.) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent functions):

          a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that

                                     - F47 -
          could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 26, 2003              /s/ Larry E. Finger
                                  -------------------
                                  NAME: Larry E. Finger
                                  TITLE: Senior Vice President - Chief Financial
                                  Officer and Treasurer

                                     - F48 -