Form 10-Q
period 2003-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2003-05-07
CIK 34903

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended: March 31, 2003
                           Commission File No. 1-07533

                         FEDERAL REALTY INVESTMENT TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                 52-0782497
    -------------------------------                -------------------
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

         Yes X   No __

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes __  No X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at May 2, 2003
  ------------------------------------         --------------------------
  Common Shares of Beneficial Interest                45,536,568

                         Federal Realty Investment Trust
                                S.E.C. FORM 10-Q

                                 March 31, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         Item 1. Financial Statements
         Consolidated Balance Sheets
         March 31, 2003 (unaudited) and
         December 31, 2002 (audited)                                           4

         Consolidated Statements of Operations (unaudited)
         Three months ended March 31, 2003 and 2002                            5

         Consolidated Statements
         of Shareholders' Equity (unaudited)
         Three months ended March 31, 2003 and 2002                            6

         Consolidated Statements of Cash Flows (unaudited)
         Three months ended March 31, 2003 and 2002                            7

         Notes to Financial Statements                                      8-15

         Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     16-35

         Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                    36

         Item 4. Controls and Procedures                                      37

PART II. OTHER INFORMATION                                                    38

         Item 1. Legal Proceedings
         Item 2. Changes in Securities
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to Vote to Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K

SIGNATURES                                                                    39

                         FEDERAL REALTY INVESTMENT TRUST
                                S.E.C. FORM 10-Q

                                 March 31, 2003

PART I.  FINANCIAL INFORMATION

         The following unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in conformity with rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and the information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of Federal Realty Investment Trust ("the Trust"). The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the our audited consolidated financial statements and footnotes thereto, included in the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,       December 31,
                                                                                        2003              2002
                                                                                     (unaudited)
                                                                                   (in thousands, except share data)
                              ASSETS
Real estate, at cost
  Operating                                                                        $     1,907,912   $     1,864,244
  Development                                                                              483,797           442,582
                                                                                   ---------------   ---------------
                                                                                         2,391,709         2,306,826

  Less accumulated depreciation and amortization                                          (466,332)         (450,697)
                                                                                   ---------------   ---------------

                                                                                         1,925,377         1,856,129
Other Assets
  Cash                                                                                      18,113            23,123
  Mortgage notes receivable                                                                 37,542            35,577
  Accounts and notes receivable                                                             23,383            18,722
  Prepaid expenses and other assets, principally
   property taxes and lease commissions                                                     58,329            57,257
  Debt issue costs, net of accumulated amortization
   of $6,749 and $6,344, respectively                                                        8,657             8,570
                                                                                   ---------------   ---------------

                                                                                   $     2,071,401   $     1,999,378
                                                                                   ===============   ===============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Obligations under capital leases                                                 $       104,333   $       104,395
  Mortgages and construction loans payable                                                 260,478           288,817
  Notes payable                                                                            276,278           198,311
  Accounts payable and accrued expenses                                                     71,457            79,517
  Dividends payable                                                                         25,144            24,356
  Security deposits                                                                          6,957             6,685
  Prepaid rents                                                                             12,890            13,644
Senior notes and debentures                                                                535,000           535,000
5 1/4% Convertible subordinated debentures                                                  75,000            75,000
Investors' interest in consolidated assets                                                  31,761            29,366

Commitments and contingencies

Shareholders' equity
   Preferred stock, authorized 15,000,000 shares, $.01 par
    7.95% Series A Cumulative Redeemable Preferred Shares, (stated at
     liquidation preference $25 per share), 4,000,000 shares issued in 1997                100,000           100,000
    8.5% Series B Cumulative Redeemable Preferred Shares, (stated at
     liquidation preference $25 per share), 5,400,000 shares issued in 2001                135,000           135,000
  Common shares of beneficial interest, $.01 par, 100,000,000 shares
   authorized, 46,650,883 and 44,996,382 issued, respectively                                  466               450
  Additional paid in capital                                                               857,535           818,290
  Accumulated dividends in excess of Trust net income                                     (379,226)         (368,839)
                                                                                   ---------------   ---------------

                                                                                           713,775           684,901

Less:1,462,766 and 1,461,147 common shares in treasury - at cost, respectively             (28,239)          (28,193)
         Deferred compensation on restricted shares                                         (5,469)           (2,657)
         Notes receivable from employee stock plans                                         (4,382)           (5,151)
         Accumulated other comprehensive income (loss)                                      (3,582)           (4,613)
                                                                                   ---------------   ---------------

                                                                                           672,103           644,287
                                                                                   ---------------   ---------------

                                                                                   $     2,071,401   $     1,999,378
                                                                                   ===============   ===============

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

                        (unaudited)                                       Three months ended March 31,
                                                                            2003              2002
                                                                       ---------------   ---------------
(In thousands, except per share data)
Revenue
  Rental income                                                        $        79,996   $        70,499
  Interest and other income                                                      1,215             1,261
  Other property income                                                          4,095             3,476
                                                                       ---------------   ---------------

                                                                                85,306            75,236

Expenses
  Rental                                                                        21,700            15,371
  Real estate taxes                                                              7,858             7,740
                                                                       ---------------   ---------------

Total property operating expenses                                               29,558            23,111
                                                                       ---------------   ---------------

Property operating income                                                       55,748            52,125

  Interest                                                                      17,579            16,640
  Administrative                                                                 3,274             2,999
  Restructuring expenses                                                             -             8,489
  Depreciation and amortization                                                 17,449            15,825
                                                                       ---------------   ---------------

Total other expenses                                                            38,302            43,953
                                                                       ---------------   ---------------

Income before investors' share
 of operations and discontinued operations                                      17,446             8,172

  Investors' share of operations                                                (1,070)             (697)
                                                                       ---------------   ---------------

Income before loss on abandoned developments held
 for sale and discontinued operations                                           16,376             7,475

Income from discontinued operations                                                  -               841
                                                                       ---------------   ---------------

Income before loss on abandoned developments held for sale                      16,376             8,316

Loss on abandoned developments held for sale                                         -            (9,647)
                                                                       ---------------   ---------------

              Net income (loss)                                                 16,376            (1,331)

Dividends on preferred stock                                                    (4,856)           (4,856)
                                                                       ---------------   ---------------

              Net income (loss) available for common shareholders      $        11,520   $        (6,187)
                                                                       ===============   ===============

Earnings per common share, basic
  Income before loss on abandoned developments held
   for sale and discontinued operations                                $          0.26   $          0.07
  Discontinued operations                                                            -              0.02
  Loss on abandoned developments held for sale                                       -             (0.24)
                                                                       ---------------   ---------------
                                                                       $          0.26   $         (0.15)
                                                                       ===============   ===============

   Weighted average number of common shares, basic                              44,271            39,702
                                                                       ===============   ===============

Earnings per common share, diluted
  Income before loss on abandoned developments held
   for sale and discontinued operations                                $          0.26   $          0.06
  Discontinued operations                                                            -              0.02
  Loss on abandoned developments held for sale                                       -             (0.23)
                                                                       ---------------   ---------------
                                                                       $          0.26   $         (0.15)
                                                                       ===============   ===============

   Weighted average number of common shares, diluted                            45,354            40,942
                                                                       ===============   ===============

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

                        (unaudited)                                             Three months ended March 31,

                                                                        2003                                   2002
                                                        -----------  -----------  -----------  -----------  -----------  -----------
                                                                                  Additional                             Additional
                                                                                   Paid-in                                 Paid-in
(In thousands, except share data)                         Shares       Amount      Capital       Shares       Amount       Capital
Common Shares of Beneficial Interest
  Balance, beginning of year                             44,996,382  $       450  $   818,290   41,524,165  $       417  $   730,835
  Exercise of stock options                               1,494,721           15       34,746      437,209            4        8,874
  Shares issued under dividend reinvestment plan             29,784            -          825       36,345            -          874
  Performance and Restricted Shares granted, net
   of Restricted Shares retired                             129,996            1        3,674       96,989            -        2,346
  Accelerated vesting of options and restricted shares            -            -            -            -            -        1,165
                                                        -----------  -----------  -----------  -----------  -----------  -----------

  Balance, end of period                                 46,650,883  $       466  $   857,535   42,094,708  $       421  $   744,094
                                                        ===========  ===========  ===========  ===========  ===========  ===========

Accumulated Dividends in Excess of Trust Net Income
  Balance, beginning of year                                         $  (368,839)                           $  (322,428)
  Net income (loss)                                                       16,376                                 (1,331)
  Dividends declared to common shareholders                              (21,907)                               (19,465)
  Dividends declared to preferred shareholders                            (4,856)                                (4,856)
                                                                     -----------                            -----------

  Balance, end of period                                             $  (379,226)                           $  (348,080)
                                                                     ===========                            ===========

Common Shares of Beneficial Interest in Treasury
  Balance, beginning of year                             (1,461,147) $   (28,193)               (1,452,926) $   (27,990)
  Performance and Restricted Shares forfeited                (1,619)         (46)                   (4,402)         (98)
                                                        -----------  -----------               -----------  -----------

  Balance, end of period                                 (1,462,766) $   (28,239)               (1,457,328) $   (28,088)
                                                        ===========  ===========               ===========  ===========

Deferred Compensation on Restricted Shares
  Balance, beginning of year                               (129,448) $    (2,657)                 (666,656) $   (15,005)
  Performance and Restricted Shares issued,
   net of forfeitures                                      (113,500)      (3,179)                  (73,821)      (1,763)
  Vesting of Performance and Restricted Shares               18,263          367                   186,246        4,283
                                                        -----------  -----------               -----------  -----------

  Balance, end of period                                   (224,685) $    (5,469)                 (554,231) $   (12,485)
                                                        ===========  ===========               ===========  ===========

Subscriptions receivable from employee stock plans
  Balance, beginning of year                               (184,063) $    (5,151)                 (218,555) $    (7,245)
  Subscription loans issued                                 (36,667)        (895)                  (48,333)      (1,854)
  Subscription loans paid                                    50,000        1,664                    53,329        1,013
                                                        -----------  -----------               -----------  -----------

  Balance, end of period                                   (170,730) $    (4,382)                 (213,559) $    (8,086)
                                                        ===========  ===========               ===========  ===========

Accumulated other comprehensive income (loss)
  Balance, beginning of year                                         $    (4,613)                           $    (4,293)
  Change due to recognizing gain on securities                                14                                     73
  Change in valuation on interest rate swap                                1,017                                  1,247
                                                                     -----------                            -----------

  Balance, end of period                                             $    (3,582)                           $    (2,973)
                                                                     ===========                            ===========

Other comprehensive income
  Net income (loss)                                                  $    16,376                            $    (1,331)
  Change due to recognizing gain on securities                                14                                     73
  Change in valuation on interest rate swap                                1,017                                  1,247
                                                                     -----------                            -----------

  Total other comprehensive income (loss)                            $    17,407                            $       (11)
                                                                     ===========                            ===========

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited)

                                                                          Three months ended March 31,

                                                                             2003             2002
                                                                        ---------------  ---------------
(In thousands)
OPERATING ACTIVITIES
  Net income (loss)                                                     $        16,376  $        (1,331)
  Items not requiring cash outlays
    Depreciation and amortization, including discontinued operations             17,449           16,021
    Loss on abandoned developments held for sale                                      -            9,647
    Non-cash portion of restructuring expense                                         -            5,806
    Other, net                                                                     (305)          (2,431)
  Changes in assets and liabilities
     (Increase) in accounts receivable                                           (4,661)             135
     (Increase) in prepaid expenses and other
      assets before depreciation and amortization                                (3,220)          (1,357)
     (Decrease) in operating accounts payable,
      security deposits and prepaid rent                                           (394)          (2,247)
     (Decrease) increase in accrued expenses                                       (568)           8,031
                                                                        ---------------  ---------------

  Net cash provided by operating activities                                      24,677           32,274

INVESTING ACTIVITIES
  Acquisition of real estate                                                    (15,559)               -
  Capital expenditures - development                                            (47,316)         (41,937)
  Capital expenditures - other                                                  (10,352)          (9,445)
  (Issuance) repayment of mortgage notes receivable, net                         (1,965)          (7,566)
                                                                        ---------------  ---------------

  Net cash used in investing activities                                         (75,192)         (58,948)

FINANCING ACTIVITIES
  Borrowing of short-term debt, net                                              78,000           11,000
  Proceeds from mortgage and construction financing, net of costs                     -           31,427
  Issuance of common shares                                                      35,687            8,096
  Payments on mortgages, capital leases and notes payable                       (41,684)            (297)
  Dividends paid                                                                (25,353)         (22,608)
  (Decrease) in minority interest, net                                           (1,145)          (1,182)
                                                                        ---------------  ---------------

  Net cash provided by financing activities                                      45,505           26,436
                                                                        ---------------  ---------------

(Decrease) in cash                                                               (5,010)            (238)

Cash at beginning of period                                                      23,123           17,563
                                                                        ---------------  ---------------

Cash at end of period                                                   $        18,113  $        17,325
                                                                        ===============  ===============

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

                                   (unaudited)

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

         We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of March 31, 2003, we owned or had an interest in 60 community and neighborhood shopping centers comprising approximately 13 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 55 urban, mixed-use properties comprising over 2.5 million square feet, and one apartment complex, all located in strategic metropolitan markets across the United States. Our properties, excluding Santana Row and the two shopping centers purchased in the first quarter of 2003, see "Note B - Real Estate Assets and Encumbrances," were 95.8% leased at March 31, 2003 and 95.5% leased at December 31, 2002 and March 31, 2002. Including Santana Row and the two shopping centers purchased in 2003, we were 94.3% leased at March 31, 2003. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 35 consecutive years.

         Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 2002 which contain our accounting policies and other data.

         The following table sets forth the reconciliation between basic and diluted EPS:

                                             THREE MONTHS ENDING MARCH 31,
                                            --------------------------------
                                                 2003            2002
                                            ---------------  ---------------
         Numerator
         Net income available for common
          shareholders - basic              $        11,520  $        (6,187)
         Income attributable to operating
          partnership units                             206             (136)
                                            ---------------  ---------------
         Net income available for common
          shareholders - diluted            $        11,726  $        (6,323)
                                            ===============  ===============

         Denominator
         Denominator for basic EPS-
            Weighted average shares                  44,271           39,702
         Effect of dilutive securities
            Stock options and awards                    291              335
            Operating partnership units                 792              905
                                            ---------------  ---------------
         Denominator for diluted EPS                 45,354           40,942
                                            ===============  ===============

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense and depreciation and amortization expense on the March 31, 2002 Consolidated Statements of Operations have been reclassified to Income from operations of discontinued assets to assure comparability of all periods presented.

Stock-Based Compensation. In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. We account for stock options using the intrinsic method in accordance with APB No. 25, "Accounting for Stock Issued to Employees," as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized. The pro forma information is as follows (in thousands except for earnings per share):

                                              Three months ended March 31,
                                              2003             2002
                                              --------------------------------

Net income (loss) as reported                 $        16,376  $        (1,331)

Stock-based employee compensation
 cost included in net income (loss)
 as reported                                                -                -

Stock-based employee compensation
 cost under the fair value method of
 SFAS No. 123 (1)                                         323               77
                                              ---------------  ---------------

Pro forma net income (loss)                   $        16,053  $        (1,408)
                                              ===============  ===============

Earnings (loss) per common share, basic       $          0.26  $         (0.15)
Earnings (loss) per common share, diluted     $          0.26  $         (0.15)

Pro forma earnings (loss) per share, basic    $          0.25  $         (0.16)
Pro forma earnings (loss) per share, diluted  $          0.25  $         (0.15)

(1) Included in the first quarter of 2003 is the impact from the accelerated vesting of options provided for in the original option agreement of a former executive totaling $159,000.

Variable Interest Entities. On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investee's ability to finance its activities without additional financial support and whether investors would possess characteristics of a controlling financial interest.
FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. We are currently evaluating the applicability of FIN 46 to our investments in certain restaurant joint ventures established in 2001 and 2002 at Santana Row and have complied with the disclosure provisions of FIN 46 in these financial statements.

NOTE B - REAL ESTATE ASSETS AND ENCUMBRANCES

         On March 21, 2003 a partnership in which one of our wholly owned subsidiaries is the general partner, purchased the 214,000 square foot South Valley Shopping Center in Alexandria, Virginia for a purchase price of approximately $13.7 million.

         On March 31, 2003 the same partnership acquired the leasehold interest in the 257,000 square foot Mount Vernon Plaza in Alexandria, Virginia for aggregate consideration of approximately $17.5 million in the form of approximately $700,000 of cash, 120,000 partnership units valued at $3.5 million and the assumption of a $13.3 million mortgage.

         During the first quarter of 2003 an action was filed by a local governmental authority to condemn a shopping center in Rockville, Maryland, with a cost basis and $10.5 million and a less than 1% contribution to rental income, owned by one of our partnerships to facilitate the authorities redevelopment of its town center. The value of the shopping center has yet to be determined and therefore no gain or loss has been recognized at this time.

         During the first three months of 2003, we loaned an additional $2.0 million to existing borrowers with a weighted average interest rate of 9.1%.

NOTE C - MORTGAGES AND CONSTRUCTION LOANS PAYABLE, NOTES PAYABLE AND OTHER LONG TERM DEBT

         At March 31, 2003 there was $149.0 million borrowed under our $300 million revolving credit facility. The maximum amount drawn during the first three months of 2003 was $149.0 million. The weighted average interest rate on borrowings for the three months ended March 31, 2003 was 2.2%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders' equity and a maximum ratio of debt to net worth. At March 31, 2003 we were in compliance with all loan covenants.

         On February 11, 2003 the $24.4 million Woodmont East construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

NOTE D - SHAREHOLDERS' EQUITY

         During the first three months of 2003, options for 380,000 shares at $28.01 per share, fair market value at the date of award, were awarded to certain of our officers and employees. The options vest over three years.

NOTE E - INTEREST EXPENSE

         We incurred interest totaling $22.8 million during the first three months of 2003 and $21.4 million during the first three months of 2002 of which $5.2 million and $4.8 million, respectively, was capitalized in connection with development projects. Interest paid was $17.2 million in the first three months of 2003 and $18.1 million in the first three months of 2002.

NOTE F - COMMITMENTS AND CONTINGENCIES

         We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

         We are currently committed to invest approximately $8.0 million in six restaurant joint ventures at Santana Row. As of March 31, 2003 we have invested approximately $7.0 million. We anticipate investing the remaining commitment of $1.0 million in the second quarter of 2003. We do not anticipate having to make any further investments beyond our original commitment, nor are we obligated to do so.

         Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company ("RPC"), an unaffiliated third party, has the right to require us and the two other minority partners to purchase from half to all of RPC's 37.5% interest in Congressional Plaza, including the Congressional Apartments, at the interest's then-current fair market value. Based on management's current estimate of fair market value, our estimated liability upon exercise of the put option is approximately $34.8 million. In conjunction with a redevelopment currently taking place at the property, we have agreed to acquire an additional 7.5% interest in Congressional Plaza from RPC, thereby lowering their ownership percentage to 30%, in exchange for funding approximately $7 million of RPC's share of the redevelopment cost. The funding will take place through the first half of 2003 and the transaction will be completed in 2003. After the completion of this transaction, our estimated liability upon the exercise of the put option will be approximately $28 million.

         Under the terms of various other partnerships which own shopping center properties with a cost of approximately $103 million, including the two shopping centers purchased in the first quarter of 2003, the partners have the right to exchange their 904,773 operating units for cash or the same number of our common shares, at our option. On February 14, 2003 we paid $333,000 to redeem 12,000 operating units. On April 3, 2003 we issued 64,952 of our common shares valued at $1.9 million in exchange for 64,952 operating units.

         Under the terms of four other partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price may be paid in cash or for two of the partnerships, a limited number of our common shares at the election of the other partners. In those partnerships, if the other partners do not redeem their interest, we may choose to purchase the limited partnership interests upon the same terms.

         Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the "Agreement") on March 13, 2000 with the City of San Antonio, Texas (the "City") related to the redevelopment of land and buildings that we own along Houston Street. Houston Street and the surrounding area have been designated by the City as a Reinvestment Zone (the "Zone"). The City has agreed to facilitate redevelopment of the Zone by undertaking and financing certain public improvements based on our agreement to redevelop our properties in the Zone. Under the terms of the Agreement, the City issued debt to fund specific public improvements within the Zone. The initial and primary source of funding to the City for repayment of the debt and debt service is the incremental tax revenue that accretes to the City as the taxable value of the redeveloped properties within the Zone increases. We are required to issue an annual letter of credit, commencing on October 1, 2002 through September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated not cover the debt service. We posted a letter of credit with the City on September 25,

2002 for $795,000. Our obligation under this agreement cannot be determined at this time because it is dependent on the annual assessed value of the properties in the Zone and the related tax revenue generated. We were not required to provide any funding in 2002 or for the semi-annual payment due March 15, 2003. In the event that the current assessed values of the properties in the Zone do not increase as a result of our redevelopment, we would be required to provide some funding under the Agreement prior to its expiration on September 30, 2014, but anticipate that such obligation would not exceed $600,000 in any year and would be between $2 million and $3 million in total. If the Zone creates sufficient tax increment funding to repay the City's debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

NOTE G - COMPONENTS OF RENTAL INCOME

         The components of rental income for the three months ended March 31 are as follows (in thousands):

                                            THREE MONTHS ENDING MARCH 31,
                                          ---------------------------------
                                                     2003              2002
                                          ---------------   ---------------
         Retail Properties
           Minimum rents                  $        62,102   $        57,508
           Cost reimbursements                     15,017            10,955
           Percentage rents                         1,450             1,258
         Apartments                                 1,427               778
                                          ---------------   ---------------

                                          $        79,996   $        70,499
                                          ===============   ===============

NOTE H - RESTRUCTURING EXPENSE

         On December 20, 2002, we announced the resignation of Steven J. Guttman as Trustee, Chief Executive Officer and Chairman of the Board of Trustees effective January 1, 2003. Donald C. Wood, our then President and Chief Operating Officer, was named Chief Executive Officer and a member of the Board of Trustees. Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board. As a result of this transition, we recorded a charge of $13.8 million in the fourth quarter of 2002 for payments and benefits to Mr. Guttman pursuant to his contractual arrangements with the Trust and for other transition related costs. Of this amount, $7.9 million had not been paid as of December 31, 2002 of which $6.2 million was paid in the first quarter of 2003 bringing the unpaid balance as of March 31, 2003 to $1.7 million. These unpaid amounts will be paid out over the next three years in accordance with Mr. Guttman's contractual arrangements.

NOTE I - DISCONTINUED OPERATIONS

         During the second quarter of 2002 we sold six properties for a combined gain of $19.1 million. The net income from these properties, reported as income from operations of discontinued assets in accordance with Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was $841,000 for the three months ended

March 31, 2002. No income was recognized from these properties during the first quarter of 2003. Four of these properties were components of our Northeast region and two were components of our Western region.

NOTE J - RELATED PARTY TRANSACTIONS

         Our former Chairman and CEO, Steven J. Guttman, has an ownership interest in three retailers, comprising approximately 3,500 square feet, at Santana Row. The leases were negotiated at what management believes to be arms length, market terms.

         In addition, Nate Fishkin, a former officer whose last day of employment with the Trust was March 31, 2003, has an ownership interest in a retailer occupying approximately 2,600 square feet at Santana Row. This lease was also negotiated at what management believes to be arms length, market terms.

NOTE K - SEGMENT INFORMATION

         We operate our portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

         A summary of our operations by geographic region is presented below (in thousands):

                                                                              Mid-
         Three months ended March 31, 2003                Northeast       Atlantic           West          Other          Total
         --------------------------------------------   -----------    -----------    -----------    -----------    -----------
         Rental income                                  $    31,264    $    36,738    $    11,994                   $    79,996
         Other income                                         1,202          1,832          1,061                         4,095
         Interest income                                        756            114            345                         1,215
         Rental expense                                      (7,382)        (8,818)        (5,500)                      (21,700)
         Real estate tax                                     (4,102)        (2,804)          (952)                       (7,858)
                                                        -----------    -----------    -----------                   -----------
            Property operating income                        21,738         27,062          6,948                        55,748
         Interest expense                                                                                (17,579)       (17,579)
         Administrative expense                                                                           (3,274)        (3,274)
         Depreciation and Amortization                       (6,947)        (6,949)        (3,383)          (170)       (17,449)
                                                        -----------    -----------    -----------    -----------    -----------
         Income before investors' share of operations
          and discontinued operations                   $    14,791    $    20,113    $     3,565    $   (21,023)   $    17,446
                                                        ===========    ===========    ===========    ===========    ===========
         Capital expenditures                           $     2,640    $    39,387    $    43,218                   $    85,245
                                                        ===========    ===========    ===========                   ===========
         Real estate assets                             $   750,189    $   866,377    $   775,143                   $ 2,391,709
                                                        ===========    ===========    ===========                   ===========

                                                                              Mid-
         Three months ended March 31, 2002                Northeast       Atlantic           West          Other          Total
         --------------------------------------------   -----------    -----------    -----------    -----------    -----------
         Rental income                                  $    29,284    $    32,974    $     8,241                   $    70,499
         Other income                                         1,650          1,322            504                         3,476
         Interest income                                        996            174             91                         1,261
         Rental expense                                      (5,418)        (7,290)        (2,663)                      (15,371)
         Real estate tax                                     (4,038)        (2,947)          (755)                       (7,740)
                                                        -----------    -----------    -----------                   -----------
            Property operating income                        22,474         24,233          5,418                        52,125
         Interest expense                                                                                (16,640)       (16,640)
         Administrative expense                                                                           (2,999)        (2,999)
         Restructuring expense                                                                            (8,489)        (8,489)
         Depreciation and Amortization                       (6,992)        (6,588)        (2,022)          (223)       (15,825)
                                                        -----------    -----------    -----------    -----------    -----------
         Income before investors' share of operations
          and discontinued operations                   $    15,482    $    17,645    $     3,396    $   (28,351)   $     8,172
                                                        ===========    ===========    ===========    ===========    ===========
         Capital expenditures                           $       850    $    10,222    $    48,281                   $    59,353
                                                        ===========    ===========    ===========                   ===========
         Real estate assets                             $   761,564    $   803,672    $   579,810                   $ 2,145,046
                                                        ===========    ===========    ===========                   ===========

         There are no transactions between geographic areas.

                         Federal Realty Investment Trust
                                S.E.C. FORM 10-Q

                                 March 31, 2003

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 of this report.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Also, documents that we "incorporate by reference" into this Quarterly Report on Form 10-Q, including documents that we subsequently file with the Securities and Exchange Commission, which we refer to as the SEC, will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as "may," "will," "could," "should," "plans," "intends," "expects," "believes," "estimates," "anticipates" and "continues." In particular, the risk factors included or incorporated by reference in this Quarterly Report on Form 10-Q describe forward-looking information. The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Many things can happen that can cause actual results to be different from those we describe. These factors include, but are not limited to:

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

         Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements or those incorporated into this Quarterly Report on Form 10-Q. We also make no promise to update any of the forward-looking statements. You should carefully review the risks and the risk factors incorporated herein by reference from our Form 8-K filed on

March 25, 2003, as well as the other information in our Annual Report on Form 10-K or in this Quarterly Report on Form 10-Q before making any investment in us.

OVERVIEW

         We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of March 31, 2003, we owned or had an interest in 60 community and neighborhood shopping centers comprising approximately 13 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 55 urban, mixed-use properties comprising over 2.5 million square feet, and one apartment complex, all located in strategic metropolitan markets across the United States. Our properties, excluding Santana Row and the two shopping centers purchased in the first quarter of 2003, see "Item 2. 2003 Property Acquisitions and Dispositions," were 95.8% leased at March 31, 2003 and 95.5% leased at December 31, 2002 and March 31, 2002. Including Santana Row and the two shopping centers purchased in 2003, we were 94.3% leased at March 31, 2003.

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

         Growth in the core portfolio, however, will be offset by expenses at Santana Row. Operating and marketing expenses, as well as additional depreciation and interest expense as the project is phased into operation will have a dilutive effect on 2003 earnings. As a result of the August 2002 fire at Santana Row, as more fully described in this section at "Santana Row", the projected opening of certain retail spaces has been delayed and approximately 50% of the total residential units for the project scheduled to be phased into service throughout 2003 were destroyed. These delayed openings, while lowering the income we will receive, will not substantially reduce the costs associated with maintaining and operating the infrastructure of the project.

         Growth in net income is also dependent on the amount of our leverage and interest rates. Our leverage has increased as we financed our development projects. In addition, to the extent variable-rate debt is unhedged, we will continue to have exposure to changes in market interest rates although we have reduced this exposure as of March 31, 2003 as compared to March 31, 2002. If interest rates increase, net income and FFO, as well as the ultimate cost of our development and redevelopment projects, will be negatively impacted.

         On April 23, 2003 we updated our previous announcement regarding the closing of three of our five Kmart locations. Kohl's Corporation is assuming the previous Kmart lease at Fresh Meadows located in Queens, New York. We will re-claim the leases for both the Flourtown, Pennsylvania and Leesburg, Virginia locations. As of March 31, 2003, these two locations represented approximately 0.15% of our annualized revenues and 1.1% of our total square footage. Based on the demographics at these centers and the rent being paid by Kmart we believe that these spaces can be re-leased on favorable terms.

2003 PROPERTY ACQUISITIONS AND DISPOSITIONS

Acquisitions

         On March 21, 2003 a partnership in which one of our wholly owned subsidiaries is the general partner, purchased the 214,000 square foot South Valley Shopping Center in Alexandria, Virginia for a purchase price of approximately $13.7 million.

         On March 31, 2003 the same partnership acquired the leasehold interest in the 257,000 square foot Mount Vernon Plaza in Alexandria, Virginia for aggregate consideration of approximately $17.5 million in the form of approximately $700,000 of cash, 120,000 partnership units valued at $3.5 million and the assumption of a $13.3 million mortgage.

Dispositions

         We did not dispose of any properties in the first quarter of 2003.

         During the first quarter of 2003 an action was filed by a local governmental authority to condemn a shopping center in Rockville, Maryland, with a cost basis of $10.5 million and a less than 1% contribution to rental income, owned by one of our partnerships to facilitate the authorities redevelopment of its town center. The value of the shopping center has yet to be determined and therefore no gain or loss has been recognized at this time.

2003 FINANCING DEVELOPMENTS

         We made a $5.9 million loan to a partnership on January 12, 2001, that was due February 28, 2003. The loan was not repaid on the due date. We are currently negotiating with the borrower to extend the loan to May 2004. We believe that the loan is collectible and as such, no reserve has been established at this time.

         On February 11, 2003 the $24.4 million Woodmont East construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

SANTANA ROW

         In 2003, our single largest capital need will be the completion of the development of Phase I and Phase II of Santana Row, a multi-phase mixed-use project being built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel components, creating a community with the feel of an urban district.

         Phase I of the project includes Santana Row, the "1,500 foot long main street" and eight buildings which will contain approximately 444,000 square feet of retail space, 255 residential units, a 213 room hotel and the supporting infrastructure. The first building, containing 40,000 square feet and occupied by Crate & Barrel, opened on June 27, 2002. Six buildings comprising approximately 317,000 square feet of retail space opened on November 7, 2002. Tenants in the final 87,000 square foot building in Phase I began opening in February 2003. As of March 31, 2003, approximately 327,000 square feet, or 74%, of the Phase I retail space is leased, of which approximately 245,000 square feet, or 55%, of the Phase I retail space is open.

         On August 19, 2002 a fire broke out at Building Seven in the Santana Row project. Building Seven contained approximately 87,000 square feet of retail space, approximately 1,000 parking spaces and 246 residential units. All but eleven of the residential units in the building, which were originally scheduled to open in early 2003, were destroyed. The retail units and parking structure sustained water and smoke damage but were not structurally impaired. The opening of these retail units, originally scheduled for September 2002, was delayed until early 2003. The damage related to the fire was limited almost entirely to this single building. We estimate our loss to be in excess of $100 million, which includes costs to clean-up, repair and rebuild as well as soft (non-construction) costs and lost rents. We believe that our insurance coverage will cover substantially all of our losses from the fire. The cause of the fire is unknown but will not affect our insurance claim. On October 22, 2002, a $20.0 million insurance reimbursement was advanced by the insurance carrier bringing the total amount received to date to $21.0 million. This advance, the proceeds from the November 19, 2002 note offering and borrowings under our credit facility, were used to pay in full and retire the Santana Row construction loan. Because our final insurance claim has not yet been submitted, insurance proceeds expected to be received over and above those received to date have not been recorded in our March 31, 2003 financial statements. In addition, no gain or loss has been recorded pending final resolution of the insurance claim. On April 23, 2003, an additional $36.4 million insurance reimbursement was advanced by the insurance carrier toward the total claim bringing the total amount received to date to $57.4 million. $35.0 million of the April 2003 advance was used to pay down our credit facility.

         We estimate the total cost of Phase I to be approximately $445 million, net of anticipated insurance proceeds. As of March 31, 2003, before applying the $21 million of insurance proceeds received through the end of the first quarter of 2003, we have incurred costs of $475 million including the purchase of all of the project's land, the construction of Phase I, costs associated with the Building Seven fire and related cleanup and costs related to future phases of the project. We estimate that we will spend approximately $25 million, before insurance reimbursements, in 2003 relating to the completion of Phase I of the project.

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

         On February 7, 2003, we announced plans for Phase II of Santana Row, which includes approximately 84,000 square feet of retail space on two pad sites and 275 additional parking spaces. 95% of the Phase II retail space has been pre-leased to Best Buy and The Container Store. Total development costs for Phase II are expected to be approximately $27 million.

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

CEO TRANSITION

         On December 20, 2002, we announced the resignation of Steven J. Guttman as Trustee, Chief Executive Officer and Chairman of the Board of Trustees effective January 1, 2003. Donald C. Wood, our then President and Chief Operating Officer, was named Chief Executive Officer and a member of the Board of Trustees. Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board. As a result of this transition, we recorded a charge of $13.8 million in the fourth quarter of 2002 for payments and benefits to Mr. Guttman pursuant to his contractual arrangements with the Trust and for other transition related costs. Of this amount, $7.9 million had not been paid as of December 31, 2002 of which $6.2 million was paid in the first quarter of 2003 bringing the unpaid balance as of March 31, 2003 to $1.7 million. These unpaid amounts will be paid out over the next three years in accordance with Mr. Guttman's contractual arrangements.

RESULTS OF OPERATIONS

Comparison of 2003 to 2002

         Throughout this section, we have provided certain information on a "same center" basis. Information provided on a same center basis is provided only for those properties owned and operated for the entirety of both periods being compared and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold and properties under development during the periods being compared are excluded.

         REVENUE

         Total revenues increased $10.1 million, or 13.4%, to $85.3 million for the three months ended March 31, 2003, as compared to $75.2 million for the three months ended March 31, 2002. The primary components of the increase in total revenues are discussed below.

         Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries for common area maintenance and real estate taxes. The increase in rental income of $9.5 million, or 13.5%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, is attributable to:

    . an increase of $6.5 million, or 9.3%, on a same center basis due primarily to increased cost recoveries of approximately $3.8 million, which reflect increased rental expenses, the majority of which are snow removal costs, an approximately $2.9 million increase in base, or minimum, rents which reflect increased rental rates at redeveloped and retenanted centers, as well as increased rental rates associated with lease rollovers offset by a $200,000 decrease in percentage rents; and

    . an increase of $3.0 million in rental income from Santana Row which was under development for most of 2002 and began phasing into service in late 2002.

         Same center basis for the three months ended March 31, 2003 excludes the six properties sold in 2002, South Valley Shopping Center and Mount Vernon Plaza which were purchased in the first quarter of 2003 and Santana
Row which was under construction for most of 2002. Same center rental income, excluding the contribution from property redevelopments and expansions, for the three months ended March 31, 2003 increased 8.6% from 2002, reflecting increases due to cost recoveries, retenanting and lease rollovers as described above.

         Interest and Other Income. Interest and other income includes interest earned on mortgage notes receivable, overnight cash investments, including tax-deferred exchange escrow deposits if applicable and security deposits. Interest and other income decreased slightly from $1.3 million for the three months ended March 31, 2002 to $1.2 million for the three months ended March 31, 2003.

         Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. The increase in other property income of $600,000, or 17.8%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, is attributable to increases of $600,000 at Santana Row as the project began phasing into service in the fourth quarter of 2002.

         On a same center basis, other property income remained stable as lower lease termination fees were offset by increased utility recoveries.

         EXPENSES

         Total property operating expenses increased $6.4 million to $29.5 million for the three months ended March 31, 2003, as compared to $23.1 million for the three months ended March 31, 2002. The components of the increase in total property operating expenses are discussed below.

         Rental Expense. The increase in rental expense of $6.3 million, or 41.2%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, is attributable to:

    . an increase of $3.8 million, or 25.5%, on a same center basis due primarily to increased snow removal costs in our Northeast and Mid Atlantic regions; and

    . an increase of $2.5 million in rental expenses at Santana Row which was under development for most of 2002 and began phasing into service in late 2002.

         Rental expense as a percentage of rental income and other property income, which we refer to as property income, increased from 20.8% for the first three months of 2002 to 25.8% for the first three months of 2003 due primarily to the initial operating expenses at Santana Row as the property phases into service and the increased snow removal costs incurred in the first quarter of 2003. Same center rental expense as a percentage of property income increased from 19.9% in 2002 to 23.0% in 2003 again reflecting the large increase in snow removal costs in the first quarter of 2003.

         Real Estate Taxes. The increase in real estate taxes of $100,000, or 1.5%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, is attributable to increased taxes on new development projects, recently redeveloped properties and overall increases in tax assessments. During the first quarter of 2002 a real estate tax adjustment of $166,000 was recorded for one of our properties which increased real estate tax expense, excluding this prior year adjustment, real estate taxes would have increased 3.7%.

         Property Operating Income. As a result of the changes and variances explained above, property operating income, total income less rental expenses and real estate taxes, increased $3.6 million, or 7.0%, to $55.7 million for the three months ended March 31, 2003 as compared to $52.1 million for the three months ended March 31, 2002.

         Total other expenses decreased $5.7 million, or 12.9%, to $38.2 million for the three months ended March 31, 2003 as compared to $44.0 million for the three months ended March 31, 2002. The primary components of the decrease in total other expenses are discussed below.

         Interest Expense. In the first quarter of 2003, we incurred interest of $22.8 million, of which $5.2 million was capitalized yielding interest expense of $17.6 million, as compared to interest of $21.4 million in 2002, of which $4.8 million was capitalized yielding interest expense of $16.6 million. The increase in interest expense of $1.0 million, or 5.6%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, is attributable to:

    . interest on the $150 million 6.125% senior notes issued in November 2002; and

    . increased interest on our revolving credit facility as the average balance on the facility increased from $55 million in the first quarter of 2002 to $118 million in the first quarter of 2003. This interest increase due to the higher loan balance was slightly offset by a decreases in the weighted average interest rate on the loan from 2.6% as of March 31, 2002 to 2.2% as of March 31, 2003; offset by

    . lower mortgage loan interest as the Santana construction loan was paid off in November 2002 and the Woodmont East construction loan and Friendship Center mortgage were paid off in February 2003; and

    . increased capitalized interest, mostly at the Santana Row project reflecting the additional costs invested in the project throughout 2002 and the first quarter of 2003.

         The ratio of earnings to combined fixed charges (consisting of interest on borrowed funds, including capitalized interest, amortization of debt discount and expenses and the portion of rent expense representing an interest factor) and preferred dividends was 1.22x and .95x for the first three months of 2003 and 2002, respectively. The ratio of earnings to fixed charges was 1.48x and 1.16x for the first three months of 2003 and 2002, respectively. The ratio of earnings before interest, income taxes, depreciation and amortization ("EBITDA") to combined fixed charges and preferred dividends was 1.82x for the first three months of 2003 and 1.53x for the first three months of 2002. EBITDA is a non-GAAP financial measure that is presented because it provides useful information regarding our ability to service debt, EBITDA should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. See "EBITDA" in this section for a reconciliation of net income to EBITDA. Excluding the one-time restructuring charge of $8.5 million in the first quarter of 2002, our ratio of earnings to combined fixed charges and preferred dividends was 1.22x and 1.27x for the first three months of 2003 and 2002, respectively, the ratio of earnings to fixed charges was 1.48x and 1.55x for the first three months of 2003 and 2002, respectively and the ratio of EBITDA to combined fixed charges and preferred dividends was 1.82x for the first quarter of 2003 and 1.84x for the first quarter of 2002.

         Administrative Expense. The increase in administrative expense of $275,000, or 9.2%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, is attributable to:

    .    increased income taxes in many of the states in which we do business;

    . a $360,000 reimbursement received in the first quarter of 2002, which decreased administrative expense, related to acquisitions costs that had been expensed in a prior period; offset by

    .    lower payroll costs as a result of our 2002 restructuring.

         Administrative expenses as a percentage of revenue decreased from 4.0% in the three months ended March 31, 2002 to 3.8% in the three months ended March 31, 2003.

         Restructuring Charge and New Business Plan. On February 28, 2002, we adopted a new business plan which returned our primary focus to our traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. Concurrently with the adoption of the business plan, we adopted a management succession plan and restructured our management team. In connection with this change in business plan, we recorded a charge of $18.2 million. This charge included a reserve for a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several of our senior officers related to the management restructuring, as well as the write-off of $1.6 million of our development costs. All charges against the reserve, totaling $8.5 million, were expended during 2002.

         Depreciation and Amortization Expense. The increase in depreciation and amortization expense of $1.6 million, or 10.3%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002 reflects the impact of recent new developments, tenant improvements and property redevelopments which were placed into service throughout 2002 and the first quarter of 2003.

         OTHER

         Investors' Share of Operations. Investors' share of operations represents the minority partner's interest in the income of certain properties. The increase in investors' share of operations of approximately $400,000, or 53.5%, for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, is attributable to the allocation to the operating unit holders their proportionate share of our net loss realized in the first quarter of 2002. These unit holders are allocated income (loss) as if they held our shares.

         Loss on Abandoned Developments Held for Sale. An additional component of our restructuring charge, as described under "Restructuring Charge and New Business Plan," recorded in the first quarter of 2002 represented an estimated loss of $9.7 million on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Portland, Oregon, thereby adjusting the value of these assets to their estimated fair value. We are marketing these properties for sale and continue to believe we will realize the adjusted carrying value.

         Income from Operations of Discontinued Assets. Beginning in 2002, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as income from operations of discontinued assets. As a result, previously reported income will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. In the second quarter 2002, we sold six properties for a combined gain of $19.1 million. The earnings generated from these properties have been reported as income from operations of discontinued assets in accordance with SFAS No. 144. Income from operations of discontinued assets for the three months ended March 31, 2002 was $841,000. No income was recognized from these properties during the first quarter of 2003.

SEGMENT RESULTS

         We operate our business on an asset management model, where focused teams are responsible for a portfolio of assets. We have divided our portfolio of properties into three operating regions: the Northeast, Mid-Atlantic and West. Each region is operated under the direction of an asset manager, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions. Incentive compensation, throughout the regional teams, is tied to the property operating income of the respective portfolios.

         Historical operating results for the three regions are as follows (in thousands):

                                              THREE MONTHS ENDING
                                                   MARCH 31,
                                            -----------------------
                                               2003         2002
                                            ----------   ----------
            Rental Income
              Northeast .................   $   31,264   $   29,284
              Mid-Atlantic ..............       36,738       32,974
              West ......................       11,994        8,241
                                            ----------   ----------
                Total ...................   $   79,996   $   70,499
                                            ==========   ==========

            Property Operating Income (1)
              Northeast .................   $   21,738   $   22,474
              Mid-Atlantic ..............       27,062       24,233
              West ......................        6,948        5,418
                                            ----------   ----------
                Total ...................   $   55,748   $   52,125
                                            ==========   ==========

    (1) Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes.

         NORTHEAST

         As of March 31, 2003, 48 of our properties were located in the Northeast region. The Northeast region extends from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

         Rental Income. The increase in rental income of $2.0 million, or 6.8%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, is attributable to:

    . an approximately $1.3 million increase in cost recoveries reflecting the income accrued as a result of the increased snow removal costs incurred in the region during the first quarter of 2003;

    . a net increase of approximately $700,000 due primarily to the increased rental rates at retenanted centers, such as Brick Plaza, Dedham, Ellisburg, and Lawrence Park as well as increased rental rates associated with lease rollovers.

         There was no significant contribution to rental income from property redevelopments or expansions in the first quarter of 2003 in the Northeast region.

         Property Operating Income. Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes. The decrease in property operating income of $700,000, or 3.3%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, is attributable to:

    . an increase of $2.0 million in rental expense due to the increased snow removal costs incurred in the region in the first quarter of 2003;

    . a decrease of $400,000 in other rental income due primarily to lower lease termination fees, a decrease of $200,000 in interest income as a result of a payoff of a $10 million mortgage note in July 2002 and an increase of $100,000 in real estate tax expense; offset by

    .    an increase of $2.0 million in rental revenue as described above.

MID-ATLANTIC

         As of March 31, 2003, 34 of our properties were located in the Mid-Atlantic region. The Mid-Atlantic region extends from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

         Rental Income. The increase in rental income of $3.8 million, or 11.4%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, is attributable to:

    . an approximately $1.4 million increase in cost recoveries reflecting the income accrued as a result of the increased snow removal costs incurred in the region during the first quarter of 2003; and

    . a net increase of approximately $2.4 million due primarily to the increased rental rates at redeveloped, expanded and retenanted centers, such as Congressional, Governor, Pentagon Row, Mid-Pike and Laurel as well as increased rental rates associated with lease rollovers.

         Same center basis for the three months ended March 31, 2003 excludes South Valley Shopping Center and Mount Vernon Plaza, which were purchased in the first quarter of 2003. There was no significant contribution to rental income from these properties during the first quarter of 2003.

         Property Operating Income. The increase in property operating income of $2.8 million, or 11.7%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, is attributable to:

    .    an increase of $3.8 million in rental revenue as described above; and

    . an increase of $500,000 in other income due primarily to increased lease termination fees and utility recoveries; offset by

    . an increase of $1.5 million in rental expense due primarily to the increased snow removal costs incurred in the region in the first quarter of 2003.

WEST

         As of March 31, 2003, 34 of our properties, including Santana Row, were located in the West region. The West region extends from Texas to the West Coast.

         Rental. The increase in rental income of $3.8 million, or 45.5%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, is attributable to:

    . an increase of $3.0 million in rental income from Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

    . a net increase of $800,000, or 9.7%, on a same center basis due primarily to the increased rental rates at redeveloped and retenanted properties in Los Angeles, California and San Antonio, Texas, as well as the increased rental income associated with lease rollovers.

         Same center basis for the three months ended March 31, 2003 excludes Santana Row, which was under development for the majority of 2002 and began phasing into service in late 2002 and through 2003. Same center rental income, excluding the contribution from property redevelopments and expansions, for the three months ended March 31, 2003 increased 5.8% from 2002.

         Property Operating Income. The increase in property operating income of $1.5 million, or 28.2%, for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, is attributable to:

    .    an increase of $3.8 million in rental income as described above;

    . an increase of $600,000 in other income primarily due to increased lease termination fees and to insurance and utility recoveries paid by tenants at Santana Row; and

    . an increase of $200,000 in interest income on mortgage notes receivable on amounts loaned in 2002; offset by

    . an increase of $3.1 million in rental expense and real estate taxes primarily Santana Row expenses as the project is phased into operations.

         Same center property operating income in the three months ended March 31, 2003 increased 7.6% from 2002. Same center property operating income, excluding the contribution from property redevelopments and expansions, for the three months ended March 31, 2003 increased 2.1% from 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $18.1 million and $23.1 million at March 31, 2003 and December 31, 2002, respectively. This $5.0 million decrease is attributable to $75.2 million used in investing activities partially offset by $24.7 million and $45.5 million provided by operating and financing activities, respectively.

                                                           FOR THE THREE MONTHS
                                                                  ENDED
    (IN THOUSANDS)                                            MARCH 31, 2003
                                                           --------------------
    Cash Used in Investing Activities....................  $            (75,192)
    Cash Provided by Operating Activities................                24,677
    Cash Provided by Financing Activities................                45,505
                                                           --------------------
    Decrease in Cash and Cash Equivalents................                (5,010)
    Cash and Cash Equivalents, Beginning of Period.......                23,123
                                                           --------------------
    Cash and Cash Equivalents, End of Period.............  $             18,113
                                                           ====================

Investing Activities
         The cash used in investing activities for the three months ended March 31, 2003 of $75.2 million is attributable to:

    . $15.6 million for the purchase of South Valley Shopping Center and Mount Vernon Plaza;

    .    $47.3 million for the development of Santana Row;

    . $10.3 million of capital expenditures relating to improvements to common areas, tenant work and various redevelopments including the Congressional Apartments in Rockville, Maryland, the redevelopment of retail buildings in San Antonio, Texas and the redevelopment of our Bethesda Row project in Bethesda, Maryland; and

    .    $2.0 million of additional mortgage notes made to existing borrowers.

Operating Activities
         The cash provided by operating activities for the three months ended March 31, 2003 of $24.7 million is entirely attributable to property operations.

Financing Activities
         The cash provided by financing activities for the three months ended March 31, 2003 of $45.5 million is attributable to:

    .    $78.0 million of net proceeds under our credit facility; and

    . $35.7 million of net proceeds received from the issuance of common shares under our dividend reinvestment plan and exercise of common stock options.

         The cash provided by financing activities was partially offset by:

    . $41.5 million payoff and retirement of the Woodmont East construction loan and the Friendship Center mortgage;

    .    $25.4 million of distributions to shareholders;

    . $200,000 of principal payments on mortgages, capital leases and notes payable; and

    .    a $1.1 million decrease in minority interest.

Debt Financing Arrangements
         As of March 31, 2003, we had total debt outstanding of $1.1 billion.

         The following is a summary of our total debt outstanding as of March 31, 2003 and 2002 (dollars in thousands):

                                            ORIGINAL    PRINCIPAL BALANCE  PRINCIPAL BALANCE  INTEREST RATE
                                           DEBT ISSUED        AS OF              AS OF            AS OF
DESCRIPTION OF DEBT                       OR AVAILABLE    MARCH 31, 2003     MARCH 31, 2002   MARCH 31, 2003      MATURITY DATE
-------------------                       ------------  -----------------  -----------------  --------------  --------------------
MORTGAGE AND CONSTRUCTION LOANS
 Secured Fixed Rate
  Leesburg Plaza (1)..................... $      9,900  $           9,900  $           9,900           6.510%    October 1, 2008
  164 E. Houston Street (2)..............          345                259                295           7.500%    October 6, 2008
  Federal Plaza (3)......................       36,500             35,831             36,206           6.750%     June 1, 2011
  Tysons Station (4).....................        7,000              6,838              6,943           7.400%   September 1, 2011
  Barracks Road (5)......................       44,300             44,300             44,300           7.950%   November 1, 2015
  Hauppauge (6)..........................       16,700             16,700             16,700           7.950%   November 1, 2015
  Lawrence Park (7)......................       31,400             31,400             31,400           7.950%   November 1, 2015
  Wildwood (8)...........................       27,600             27,600             27,600           7.950%   November 1, 2015
  Wynnewood (9)..........................       32,000             32,000             32,000           7.950%   November 1, 2015
  Brick Plaza (10).......................       33,000             33,000             33,000           7.415%   November 1, 2015
  Mount Vernon (11)......................       13,250             13,250                  -           5.660%    April 15, 2028
 Secured Variable Rate
  Woodmont East Construction (12)........       24,500                  -             23,508    Libor + 1.20%    August 29, 2003
  Friendship Center (12).................       17,000                  -             17,000    Libor + 1.35%  September 22, 2003
  Santana Row Construction (13)..........      295,000                  -             93,086   Libor + 2.125%    April 16, 2004
                                                        -----------------  -----------------
    Total Secured Debt                                            251,078            371,938
 Unsecured Variable Rate
  Escondido (Municipal Bonds) (14).......        9,400              9,400              9,400           3.150%   November 1, 2015
                                                        -----------------  -----------------
    Total Mortgage and Construction Loans               $         260,478  $         381,338
                                                        -----------------  -----------------

NOTES PAYABLE
 Unsecured Fixed Rate
  Term note with banks (15).............. $    125,000  $         125,000  $         125,000            6.22%   December 19, 2003
  Perring Plaza Renovation (16)..........        3,087              2,233              2,356           10.00%   January 31, 2013
  Other..................................          295                 45                 45         Various         Various
 Unsecured Variable Rate
  Land purchase note (17)................        3,400                  -              3,400    Libor + 1.25%     June 30, 2002
  Revolving credit facilities (18).......      300,000            149,000             55,000     Libor + .80%   December 19, 2003
                                                        -----------------  -----------------
    Total Notes Payable                                 $         276,278  $         185,801
                                                        -----------------  -----------------

SENIOR NOTES AND DEBENTURES
  Unsecured Fixed Rate
  8.00% Notes (19)....................... $     25,000                  -  $          25,000           8.000%     April 21, 2002
  5.25% Convertible Subordinated
   Debentures (20).......................          289                  -                289           5.250%    April 30, 2002
  5.25% Convertible Subordinated
   Debentures (21).......................       75,000  $          75,000             75,000           5.250%   October 28, 2003
  6.74% Medium Term Notes (22)(23).......       39,500             39,500             39,500           6.370%    March 10, 2004
  6.625% Notes (22)......................       40,000             40,000             40,000           6.625%   December 1, 2005
  6.99% Medium Term Notes (22)(24).......       40,500             40,500             40,500           6.894%    March 10, 2006
  6.125% Notes (22) (25).................      150,000            150,000                  -           6.325%   November 15, 2007
  8.75% Notes (22).......................      175,000            175,000            175,000           8.750%   December 1, 2009
  7.48% Debentures (22)(26)..............       50,000             50,000             50,000           7.480%    August 15, 2026
  6.82% Medium Term Notes (22)(27).......       40,000             40,000             40,000           6.820%    August 1, 2027
                                                        -----------------  -----------------
    Total Senior Notes and Debentures                   $         610,000  $         485,289
                                                        -----------------  -----------------

  Total Debt Outstanding                                $       1,146,756  $       1,052,428
                                                        -----------------  -----------------

    1. The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $9.5 million.

    2.      The loan requires monthly payments of principal and interest.

    3. The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $31.7 million.

    4. The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $5.6 million.

    5. The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $35.0 million.

    6. The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $13.2 million.

    7. The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $24.8 million.

    8. The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $21.8 million.

    9. The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $25.3 million.

    10. The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $25.7 million.

    11. The loan requires monthly payments of principal and interest. The interest rate is fixed at 5.66% for the first ten years and then is reset to a market rate. The lender has the option to call the loan after year ten.

    12. The loans require monthly interest only payments through maturity. The loans were paid off on February 11, 2003 through borrowings under the revolving credit facility.

    13.     The loan was repaid on November 19, 2002.

    14. The loan requires monthly interest only payments through maturity. This loan bears interest at a variable rate determined weekly to be the interest rate which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average interest rate for the three months ended March 31, 2003 was 3.15%. The property is not encumbered by a lien.

    15. The loan requires monthly interest only payments through maturity. This loan bears interest at LIBOR plus 95 basis points. We purchased interest rate swaps or hedges on this note, thereby locking in the LIBOR rate at 5.27%. As a result, the interest rate on this loan is currently fixed at 6.22%.

    16.     The loan requires monthly payments of principal and interest.

    17.     The loan was repaid on June 18, 2002.

    18. Amounts borrowed under the facility bear interest at LIBOR plus 80 basis points. The maximum amount drawn under the facility during the first three months of 2003 was $149 million. The weighted average interest rate on borrowings under the facility for the three months ended March 31, 2003 was 2.17%.

    19.     The notes were paid off on April 22, 2002.

    20.     The debentures were paid off on April 29, 2002.

    21. The debentures require semi-annual interest payments with principal due at maturity. The debentures are convertible into our common shares at $36 per share. The debentures are redeemable by us, in whole, at any time, at 100% of the principal amount plus accrued interest.

    22. The notes require semi-annual payments of interest only during their terms.

    23. We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.74% to 6.37%.

    24. We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.99% to 6.894%.

    25. The Trust purchased an interest rate lock to hedge the planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the November 2002 note offering thereby increasing the effective interest rate on these notes to 6.325%.

    26. Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price.

    27. Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price.

         Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to:

    . limit the amount of debt as a percentage of gross asset value to less than .6 to 1 (we maintained a ratio of .50 to 1 as of March 31, 2003);

    . limit the amount of secured debt as a percentage of gross asset value to less than .35 to 1 (we maintained a ratio of .14 to 1 as of March 31, 2003);

    . limit the amount of debt so that our interest coverage will exceed 1.75 to 1 on a rolling four quarter basis (we maintained a ratio of 2.51 to 1 as of March 31, 2003);

    . limit the amount of secured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.67 to 1 (we maintained a ratio of 1.86 to 1 as of March 31, 2003); and

    . limit the total cost of development projects under construction to 30% or less of gross asset value (the budgeted total cost of our projects under construction represented 16.7% of gross asset value as of March 31, 2003).

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

         As of March 31, 2003, we were in compliance with all of the listed financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

         Below are the aggregate principal payments required as of March 31, 2003 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

         (in thousands)                  SECURED     UNSECURED       TOTAL
                                        ---------   -----------   -----------
         2003.........................  $     724   $   349,104   $   349,828
         2004.........................      2,917        39,652        42,569
         2005.........................      3,169        40,168        43,337
         2006.........................      3,515        40,685        44,200
         2007.........................      3,787       150,204       153,991
         2008 and thereafter..........    236,966       275,865       512,831
                                        ---------   -----------   -----------
                                        $ 251,078   $   895,678   $ 1,146,756
                                        =========   ===========   ===========

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

         During 2001, to hedge our exposure to interest rates on our $125 million term loan, we entered into interest rate swaps, which fixed the LIBOR interest rate on the term loan at 5.27%. The current interest rate on the term loan is LIBOR plus 95 basis points, thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A- or above by Standard and Poor's Ratings Service ("S&P") and Aa2 or above by Moody's Investors Service ("Moody's"). Although our cap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of other comprehensive income within shareholders' equity and either a derivative instrument asset or liability is recorded on the balance sheet. At March 31, 2003, a cumulative unrealized loss of $3.6 million, representing the difference between the current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. Interest expense of approximately $3.6 million will be reclassified from other comprehensive income into current earnings during the remainder 2003 to bring the effective interest rate up to 6.22%.

Liquidity Requirements

         Short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Included in short-term liquidity requirements as of March 31, 2003 is $274 million that represents our revolving credit facility and our term loan which mature on December 19, 2003, which we plan to renew. Overall capital requirements in 2003 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row. We expect to fund our capital requirements, as well as our development and redevelopment costs, acquisitions and normal recurring operating costs through a combination of cash provided by operating activities, borrowings under our credit facility and other funding sources which may consist of additional debt, both secured and unsecured, additional equity, joint venture relationships and property dispositions.

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

FUNDS FROM OPERATIONS

         We have historically reported our FFO in addition to our net income and net cash provided by operating activities. FFO is a supplemental non-GAAP financial measure of real estate companies' operating performance. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains and losses on sale of real estate. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO:

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

         The reconciliation of net income available for common shareholders to funds from operations for the three months ended March 31, 2003 and 2002 is as follows:
(in thousands)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                       --------------------
                                                                         2003       2002
                                                                       ---------  ---------
Net income (loss) available for common shareholders - basic..........  $  11,520  $  (6,187)
Loss on abandoned developments held for sale.........................          -      9,647
Depreciation and amortization of real estate assets..................     15,798     14,537
Amortization of initial direct costs of leases.......................      1,354      1,171
Income (loss) attributable to operating partnership units............        206       (136)
                                                                       ---------  ---------
Funds from operations for common shareholders........................  $  28,878  $  19,032
                                                                       =========  =========

Weighted average number of common shares used to compute
 diluted FFO per share                                                    45,354     40,942
                                                                       =========  =========
FFO per diluted share                                                  $    0.64  $    0.46
                                                                       =========  =========

EBITDA

         The reconciliation of EBITDA, adjusted for discontinued operations, to net income for the three months ended March 31, 2003 and 2002 is as follows:

                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                       --------------------
                                                                         2003       2002
                                                                       ---------  ---------
Net income (loss) ...................................................  $  16,376  $  (1,331)
Depreciation and amortization........................................     17,449     15,986
Interest.............................................................     17,579     16,640
Loss on abandoned developments held for sale ........................          -      9,647
                                                                       ---------  ---------
EBITDA...............................................................  $  51,404  $  40,942
                                                                       =========  =========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our use of financial instruments, such as debt instruments, subject us to market risk which may affect our future earnings and cash flows as well as the fair value of our assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. We manage our market risk by attempting to match anticipated inflow of cash from its operating, investing and financing activities with anticipated outflow of cash to fund debt payments, dividends to common and preferred shareholders, investments, capital expenditures and other cash requirements. We also enter into derivative financial instruments such as interest rate swaps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt.

         The following discussion of market risk is based solely on hypothetical changes in interest rates related to our variable rate debt. This discussion does not purport to take into account all of the factors that may affect the financial instruments discussed in this section.

Interest Rate Risk

         Our interest rate risk is most sensitive to fluctuations in interest rates on our variable rate debt. At March 31, 2003, we had $158.4 million of variable rate debt. Based upon this balance of variable operating debt, if interest rates increased 1%, our earnings and cash flows would decrease by approximately $1.6 million. If interest rates decreased 1%, our earnings and cash flows would increase by approximately $1.6 million. We believe that the change in the fair value of our financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to our total assets and total liabilities.

Cash Flow Hedges

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

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

         There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to Vote to Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits

         (99) Section 1350 Certificates of Chief Executive Officer and Chief Financial Officer (filed herewith).

         (B)      Reports on Form 8-K

                  A Form 8-K, dated December 31, 2002 was filed on February 12, 2003 in response to Item 9.

                  A Form 8-K, dated March 25, 2003 was filed on March 25, 2003 in response to Item 12.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FEDERAL REALTY INVESTMENT TRUST

May 7, 2003                           /s/ Donald C. Wood
                                      ------------------------------------------
                                      Donald C. Wood, President, Chief Executive
                                      Officer and Trustee (Principal Executive
                                      Officer)


May 7, 2003                           /s/ Larry E. Finger
                                      ------------------------------------------
                                      Larry E. Finger, Senior Vice President and
                                      Chief Financial Officer (Principal
                                      Accounting Officer)

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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 7, 2003                           /s/ Donald C. Wood
                                      ------------------------------------------
                                      Donald C. Wood, President, Chief Executive
                                      Officer and Trustee (Principal Executive
                                      Officer)

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

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trustees (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


May 7, 2003                           /s/ Larry E. Finger
                                      ------------------------------------------
                                      Larry E. Finger, Senior Vice President and
                                      Chief Financial Officer(Principal
                                      Accounting Officer)

EXHIBIT INDEX

         (A)      Exhibits

         (99) Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).