Form 10-Q
period 2003-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2003-07-30
CIK 34903

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2003

Commission File No. 1-07533

FEDERAL REALTY INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Maryland	52-0782497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1626 East Jefferson Street, Rockville, Maryland 20852-4041

                                    (Address of principal executive offices)                     (Zip Code)

(301) 998-8100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2003
Common Shares of Beneficial Interest	49,051,670

Federal Realty Investment Trust

S.E.C. FORM 10-Q

June 30, 2003

Federal Realty Investment Trust

S.E.C. FORM 10-Q

June 30, 2003

PART I.	FINANCIAL INFORMATION

The following unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and the information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of Federal Realty Investment Trust (“the Trust”). The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (unaudited)	December 31, 2002
	(in thousands, except share data)
ASSETS
Real estate, at cost
Operating	$2,141,958	$1,966,338
Development	226,789	340,488

	2,368,747	2,306,826

Less accumulated depreciation and amortization	(482,758)	(450,697)

	1,885,989	1,856,129

Other Assets
Cash	18,609	23,123
Mortgage notes receivable	37,994	35,577
Accounts and notes receivable	22,858	18,722
Insurance reimbursement receivable	16,400	—
Prepaid expenses and other assets, principally property taxes and lease commissions	60,507	57,257
Debt issue costs, net of accumulated amortization of $4,982 and $6,344, respectively	8,111	8,570

	$2,050,468	$1,999,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Obligations under capital leases	$104,271	$104,395
Mortgages and construction loans payable	250,904	279,417
Notes payable	343,625	207,711
Accounts payable and accrued expenses	59,681	79,517
Dividends payable	25,692	24,356
Security deposits	7,590	6,685
Prepaid rents	15,216	13,644
Senior notes and debentures	535,000	535,000
5 1/4% Convertible subordinated debentures	—	75,000
Investors’ interest in consolidated assets	30,082	29,366

Commitments and contingencies

Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par
7.95% Series A Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 4,000,000 shares issued in 1997	—	100,000
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares issued in 2001	135,000	135,000

Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 50,493,032 and 44,996,382 issued, respectively	505	450
Additional paid in capital	972,178	818,290
Accumulated dividends in excess of Trust net income	(389,373)	(368,839)

	718,310	684,901
Less:1,463,611 and 1,461,147 common shares in treasury—at cost, respectively	(28,263)	(28,193)
Deferred compensation on restricted shares	(5,537)	(2,657)
Notes receivable from employee stock plans	(3,744)	(5,151)
Accumulated other comprehensive income (loss)	(2,359)	(4,613)

	678,407	644,287

	$2,050,468	$1,999,378

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30,
	2003	2002
(In thousands, except per share data)

Revenue
Rental income	$160,555	$141,932
Interest and other income	2,874	2,118
Other property income	8,281	6,981

	171,710	151,031

Expenses
Rental	40,978	31,813
Real estate taxes	16,743	15,181

Total property operating expenses	57,721	46,994

Property operating income	113,989	104,037

Interest	35,831	31,773
Administrative	6,421	6,496
Restructuring expenses	—	8,489
Depreciation and amortization	35,572	31,738

Total other expenses	77,824	78,496

Operating income before investors’ share of operations and discontinued operations	36,165	25,541

Investors’ share of operations	(2,204)	(2,276)

Income before gain on sale of real estate net of loss on abandoned developments held for sale and discontinued operations	33,961	23,265

Income (loss) from operations of discontinued assets	(10)	1,285

Income before gain on sale of real estate net of loss on abandoned developments held for sale	33,951	24,550

Gain on sale of real estate net of loss on abandoned developments held for sale	551	9,454

Net income	34,502	34,004

Dividends on preferred stock	(9,346)	(9,712)

Net income available for common shareholders	$25,156	$24,292

Earnings per common share, basic
Income before gain on sale of real estate net of loss on abandoned developments held for sale and discontinued operations	$0.54	$0.34
Discontinued operations	—	0.03
Gain on sale of real estate net of loss on abandoned developments held for sale	0.01	0.23

	$0.55	$0.60

Weighted average number of common shares, basic	45,726	40,286

Earnings per common share, diluted
Income before gain on sale of real estate net of loss on abandoned developments held for sale and discontinued operations	$0.54	$0.34
Discontinued operations	—	0.03
Gain on sale of real estate net of loss on abandoned developments held for sale	0.01	0.23

	$0.55	$0.60

Weighted average number of common shares, diluted	46,876	41,568

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2003	2002
(In thousands, except per share data)

Revenue
Rental income	$80,564	$71,450
Interest and other income	1,659	857
Other property income	4,186	3,505

	86,409	75,812

Expenses
Rental	19,282	16,443
Real estate taxes	8,888	7,445

Total property operating expenses	28,170	23,888

Property operating income	58,239	51,924

Interest	18,252	15,133
Administrative	3,147	3,497
Depreciation and amortization	18,125	15,920

Total other expenses	39,524	34,550

Operating income before investors’ share of operations and discontinued operations	18,715	17,374

Investors’ share of operations	(1,134)	(1,579)

Income before gain on sale of real estate and discontinued operations	17,581	15,795

Income (loss) from operations of discontinued assets	(6)	439

Income before gain on sale of real estate	17,575	16,234

Gain on sale of real estate	551	19,101

Net income	18,126	35,335

Dividends on preferred stock	(4,490)	(4,856)

Net income available for common shareholders	$13,636	$30,479

Earnings per common share, basic
Income before gain on sale of real estate and discontinued operations	$0.28	$0.27
Discontinued operations	—	0.01
Gain on sale of real estate	0.01	0.47

	$0.29	$0.75

Weighted average number of common shares, basic	47,161	40,798

Earnings per common share, diluted
Income before gain on sale of real estate and discontinued operations	$0.28	$0.27
Discontinued operations	—	0.01
Gain on sale of real estate	0.01	0.46

	$0.29	$0.74

Weighted average number of common shares, diluted	48,376	42,136

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(unaudited)

	Six months ended June 30,
	2003			2002
(In thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital
Common Shares of Beneficial Interest
Balance, beginning of year	44,996,382	$450	$818,290	41,524,165	$417	$730,835
Exercise of stock options	2,001,055	20	47,979	669,136	6	14,072
Shares issued under dividend reinvestment plan	59,830	1	1,761	69,579	1	1,787
Performance and Restricted Shares granted, net of Restricted Shares retired	134,568	1	3,817	96,989	—	2,346
Issuance of shares in public offering	3,236,245	32	98,435	2,185,000	22	56,561
Shares issued to purchase operating partnership units	64,952	1	1,896	100,000	1	2,769
Accelerated vesting of options and restricted shares	—	—	—	—	—	1,165

Balance, end of period	50,493,032	$505	$972,178	44,644,869	$447	$809,535

Accumulated Dividends in Excess of Trust Net Income
Balance, beginning of year		($368,839)			($322,428)
Net income		34,502			34,004
Dividends declared to common shareholders		(45,690)			(40,156)
Dividends declared to preferred shareholders		(9,346)			(9,712)

Balance, end of period		($389,373)			($338,292)

Common Shares of Beneficial Interest in Treasury
Balance, beginning of year	(1,461,147)	($28,193)		(1,452,926)	($27,990)
Performance and Restricted Shares forfeited	(2,464)	(70)		(4,402)	(98)

Balance, end of period	(1,463,611)	($28,263)		(1,457,328)	($28,088)

Deferred Compensation on Restricted Shares
Balance, beginning of year	(129,448)	($2,657)		(666,656)	($15,005)
Performance and Restricted Shares issued, net of forfeitures	(118,000)	(3,320)		(73,821)	(1,763)
Vesting of Performance and Restricted Shares	21,436	440		188,246	4,334

Balance, end of period	(226,012)	($5,537)		(552,231)	($12,434)

Subscriptions receivable from employee stock plans
Balance, beginning of year	(184,063)	($5,151)		(218,555)	($7,245)
Subscription loans issued	(36,667)	(895)		(88,469)	(2,612)
Subscription loans paid	55,000	2,302		63,329	1,270

Balance, end of period	(165,730)	($3,744)		(243,695)	($8,587)

Accumulated other comprehensive income (loss)
Balance, beginning of year		($4,613)			($4,293)
Change due to recognizing gain on securities		16			53
Change in valuation on interest rate swap		2,238			(282)

Balance, end of period		($2,359)			($4,522)

Other comprehensive income
Net income		$34,502			$34,004
Change due to recognizing gain on securities		16			53
Change in valuation on interest rate swap		2,238			(282)

Total other comprehensive income		$36,756			$33,775

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2003	2002
(In thousands)

OPERATING ACTIVITIES
Net income	$34,502	$34,004
Items not requiring cash outlays
Depreciation and amortization, including discontinued operations	35,575	32,030
Gain on sale of real estate	(551)	(19,101)
Loss on abandoned developments held for sale	—	9,647
Non-cash portion of restructuring expense	—	5,806
Other, net	1,345	1,810
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(4,136)	3,872
(Increase) in prepaid expenses and other assets before depreciation and amortization	(4,171)	(370)
Increase (decrease) in operating accounts payable, security deposits and prepaid rent	2,574	(2,047)
(Decrease) increase in accrued expenses	(6,655)	341

Net cash provided by operating activities	58,483	65,992

INVESTING ACTIVITIES
Acquisition of real estate	(15,559)	—
Capital expenditures—development	(87,474)	(94,554)
Santana Row insurance proceeds	51,351	—
Capital expenditures—other	(23,808)	(30,656)
Proceeds from sale of real estate	1,441	7,394
(Issuance) of mortgage notes receivable, net	(2,417)	(7,534)

Net cash used in investing activities	(76,466)	(125,350)

FINANCING ACTIVITIES
Borrowing of short-term debt, net	136,000	—
Proceeds from mortgage and construction financing, net of costs	—	69,850
Issuance of common shares	148,317	67,890
Redemption of Series A Preferred Shares	(100,000)	—
Payments on mortgages, capital leases and notes payable	(41,973)	(29,197)
Repayment of 5 1/4% Convertible subordinated debentures	(75,000)	—
Dividends paid	(52,452)	(46,301)
(Decrease) in minority interest, net	(1,423)	(1,724)

Net cash provided by financing activities	13,469	60,518

(Decrease) increase in cash	(4,514)	1,160

Cash at beginning of period	23,123	17,563

Cash at end of period	$18,609	$18,723

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(unaudited)

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of June 30, 2003, we owned or had an interest in 60 community and neighborhood shopping centers comprising approximately 13 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 55 urban, mixed-use properties comprising over 2.5 million square feet, and one apartment complex, all located in strategic metropolitan markets across the United States. Our properties, excluding Santana Row, were 93.6% leased at June 30, 2003, 95.0% leased at March 31, 2003 and 96.0% leased at June 30, 2002. Including Santana Row, we were 93.1% leased at June 30, 2003 and 94.3% leased at March 31, 2003. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 35 consecutive years.

Reference should be made to the notes to financial statements included in the Annual Report to shareholders for the year ended December 31, 2002 which contain our accounting policies and other data.

The following table sets forth the reconciliation between basic and diluted EPS:

	Six months ending June 30,		Three months ending June 30,
	2003	2002	2003	2002
Numerator
Net income available for common shareholders – basic	$25,156	$24,292	$13,636	$30,479
Income attributable to operating partnership units	441	514	235	650

Net income available for common shareholders – diluted	$25,597	$24,806	$13,871	$31,129

Denominator
Denominator for basic EPS-Weighted average shares	45,726	40,286	47,161	40,798
Effect of dilutive securities
Stock options and awards	333	396	373	469
Operating partnership units	817	886	842	869

Denominator for diluted EPS	46,876	41,568	48,376	42,136

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense and depreciation and amortization expense on the June 30, 2002 Consolidated Statements of Operations have been reclassified to Income from operations of discontinued assets to assure comparability of all periods presented. In addition, certain December 31, 2002 Balance Sheet accounts and components of the June 30, 2002 Consolidated Statement of Cash Flows have been reclassified to assure comparability of all periods presented.

Stock-Based Compensation. In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. We account for stock options using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized. The pro forma information is as follows (in thousands except for earnings per share):

	Six months ended June 30,
	2003	2002
Net income as reported	$34,502	$34,004
Stock-based employee compensation cost included in net income as reported	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123	436	201

Pro forma net income	$34,066	$33,803

Earnings per common share as reported, basic	$0.55	$0.60
Earnings per common share as reported, diluted	$0.55	$0.60

Pro forma earnings per share, basic	$0.54	$0.60
Pro forma earnings per share, diluted	$0.54	$0.59

Variable Interest Entities. On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the entity’s ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. We are currently evaluating the applicability of FIN 46 to our investments in certain restaurant joint ventures established in 2001 and 2002 at Santana Row and have complied with the disclosure provisions of FIN 46 in these financial statements.

NOTE B—REAL ESTATE ASSETS AND ENCUMBRANCES

On March 21, 2003 a partnership in which one of our wholly owned subsidiaries is the general partner, purchased the 214,000 square foot South Valley Shopping Center in Alexandria, Virginia for a purchase price of approximately $13.7 million in cash, of which $215,000 was allocated to a liability associated with the net fair value assigned to the assumed leases at the property.

On March 31, 2003 the same partnership acquired the leasehold interest, which extends through December 31, 2077, in the 257,000 square foot Mount Vernon Plaza in Alexandria, Virginia for aggregate consideration of approximately $17.5 million in the form of approximately $700,000 of cash, 120,000 partnership units valued at $3.5 million and the assumption of a $13.3 million mortgage. $1.1 million of the net assets acquired was allocated to a liability associated with the net fair value assigned to the assumed leases at the property.

On June 16, 2003 we sold the street retail property located at 4929 Bethesda Avenue in Bethesda, Maryland for $1.5 million resulting in a gain of $551,000.

During the first quarter of 2003 an action was filed by a local governmental authority to condemn a shopping center in Rockville, Maryland, owned by one of our partnerships to facilitate the authority’s redevelopment of its town center. The shopping center has a cost basis of $10.5 million and contributes less than 1% to rental income. The value of the shopping center has yet to be determined and therefore no gain or loss has been recognized at this time. However, we believe we will realize sufficient proceeds from this action and as a result we do not anticipate any impairment to the shopping center.

During the first six months of 2003, we loaned an additional $2.4 million to existing borrowers with a weighted average interest rate of 9.7%.

NOTE C—MORTGAGES AND CONSTRUCTION LOANS PAYABLE, NOTES PAYABLE AND OTHER LONG TERM DEBT

At June 30, 2003 there was $207.0 million borrowed under our $300 million revolving credit facility. The maximum amount drawn during the first six months of 2003 was $207.0 million. The weighted average interest rate on borrowings for the six months ended June 30, 2003 was 2.1%. The facility requires fees and has various covenants including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At June 30, 2003 we were in compliance with all loan covenants.

On February 11, 2003 the $24.4 million Woodmont East construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

On June 23, 2003 our $75 million, 5 ¼% Convertible Subordinated Debentures originally due to mature on October 28, 2003 were paid off through borrowings under our revolving credit facility.

NOTE D—SHAREHOLDERS’ EQUITY

During the first six months of 2003, options for 409,500 shares at prices ranging from $28.01 to $31.31 per share, fair market value at the dates of award, were awarded to certain of our officers, employees and Trustees. The options vest over a six month period for Trustees and a three year period for officers and employees.

On May 14, 2003 we issued 3.2 million common shares at $30.457 per share ($31.48 gross, before an aggregate 3.25% underwriters discount and selling concession), netting $98.6 million in cash proceeds.

On June 13, 2003 we redeemed our $100 million Series A Cumulative Redeemable Preferred Shares using the proceeds from the May 9, 2003 common stock offering and additional borrowings.

NOTE E—INTEREST EXPENSE

We incurred interest totaling $45.1 million during the first six months of 2003 and $43.2 million during the first six months of 2002 of which $9.3 million and $11.4 million, respectively, was capitalized in connection with development projects. Interest paid was $44.1 million in the first six months of 2003 and $42.4 million in the first six months of 2002.

NOTE F—COMMITMENTS AND CONTINGENCIES

We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

We are currently committed to invest approximately $8.0 million in six restaurant joint ventures at Santana Row. As of June 30, 2003 we have invested approximately $7.7 million, $2.8 million of which was invested in 2003. We anticipate investing our remaining commitment in the third quarter of 2003. We do not anticipate having to make any further investments beyond our original commitment, nor are we obligated to do so.

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company (“RPC”), an unaffiliated third party, has the right to require us and the two other minority partners to purchase from half to all of RPC’s 37.5% interest in Congressional Plaza, including the Congressional Apartments, at the interest’s then-current fair market value. Based on management’s current estimate of fair market value, our estimated liability upon exercise of the put option is approximately $34.8 million. In conjunction with a redevelopment currently taking place at the property, we have agreed to acquire an additional 7.5% interest in Congressional Plaza from RPC, thereby lowering their ownership percentage to 30%, in exchange for funding approximately $7 million of RPC’s share of the redevelopment cost. The funding will take place through the first three quarters of 2003 and the transaction is anticipated to be completed by year end. After the completion of this transaction, our estimated liability upon the exercise of the put option will be approximately $28 million.

Under the terms of various other partnerships which own shopping center properties with a cost of approximately $103 million, including the two shopping centers purchased in the first quarter of 2003, the partners have the right to exchange their 839,828 operating units for cash or the same number of our common shares, at our option. On February 14, 2003 we paid $333,000 to redeem 12,000 operating units. On April 3, 2003 we issued 64,952 of our common shares valued at $1.9 million in exchange for 64,952 operating units.

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

Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) on March 13, 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Houston Street and the surrounding area have been designated by the City as a Reinvestment Zone (the “Zone”). The City has agreed to facilitate redevelopment of the Zone by undertaking and financing certain public improvements based on our agreement to redevelop our properties in the Zone. Under the terms of the Agreement, the City issued debt to fund specific public improvements within the Zone. The initial and primary source of funding to the City for repayment of the debt and debt service is the incremental tax revenue that accretes to the City as the taxable value of the redeveloped properties within the Zone increases. We are required to issue an annual letter of credit, commencing on October 1, 2002 through September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000. Our obligation under this agreement cannot be determined at this time because it is dependent on the annual assessed value of the properties in the Zone and the related tax revenue generated. We were not required to provide any funding in 2002 or for the semi-annual payment due March 15, 2003. In the event that the current assessed values of the properties in the Zone do not increase as a result of our redevelopment, we would be required to provide some funding under the Agreement prior to its expiration on September 30, 2014, but anticipate that such obligation would not exceed $600,000 in any year and would be between $2 million and $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

NOTE G—COMPONENTS OF RENTAL INCOME

The components of rental income for the periods ended June 30 are as follows (in thousands):

	Six months ending June 30,		Three months ending June 30,
	2003	2002	2003	2002
Retail Properties
Minimum rents	$125,291	$115,377	$63,194	$57,920
Cost reimbursements	28,567	22,193	13,550	11,385
Percentage rents	3,234	2,797	1,784	1,358
Apartments	3,463	1,565	2,036	787

	$160,555	$141,932	$80,564	$71,450

NOTE H—RESTRUCTURING EXPENSE

On December 20, 2002, we announced the resignation of Steven J. Guttman as Trustee, Chief Executive Officer and Chairman of the Board of Trustees effective January 1, 2003. Donald C. Wood, our then President and Chief Operating Officer, was named Chief Executive Officer and a member of the Board of Trustees. Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board. As a result of this transition, we recorded a charge of $13.8 million in the fourth quarter of 2002 for payments and benefits to Mr. Guttman pursuant to his contractual arrangements with the Trust and for other transition related costs. Of this amount, $7.9 million had not been paid as of December 31, 2002. $6.3 million of that unpaid amount was paid in the first six months of 2003 bringing the remaining unpaid balance as of June 30, 2003 to $1.6 million. These unpaid amounts will be paid out over the next three years in accordance with Mr. Guttman’s contractual arrangements.

NOTE I—DISCONTINUED OPERATIONS

During the second quarter of 2003, we sold a street retail property for a gain of $551,000. During the second quarter of 2002 we sold six properties for a combined gain of $19.1 million. The results of operations from these properties, reported as income from operations of discontinued assets in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was ($10,000) for the six months ended June 30, 2003 and $1,285,000 for the six months ended June 30, 2002. The property sold in 2003 was a component of our Mid-Atlantic region. Four of these properties sold in 2002 were components of our Northeast region and two were components of our Western region.

NOTE J—RELATED PARTY TRANSACTIONS

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

NOTE K – SEGMENT INFORMATION

We operate our portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West.

A summary of our operations by geographic region is presented below (in thousands):

Six months ended June 30, 2003	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$61,361	$74,412	$24,782		$160,555
Other property income	2,293	3,595	2,393		8,281
Interest and other income	1,720	198	956		2,874
Rental expense	(12,626)	(16,624)	(11,728)		(40,978)
Real estate tax	(8,428)	(6,230)	(2,085)		(16,743)

Property operating income	44,320	55,351	14,318		113,989
Interest expense				($35,831)	(35,831)
Administrative expense				(6,421)	(6,421)
Depreciation and amortization	(13,892)	(14,126)	(7,214)	(340)	(35,572)

Income before investors’ share of operations and discontinued operations	$30,428	$41,225	$7,104	($42,592)	$36,165

Capital expenditures	$4,488	$43,711	$82,174		$130,373

Real estate assets	$752,036	$870,642	$746,069		$2,368,747

Six months ended June 30, 2002	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$58,981	$66,180	$16,771		$141,932
Other property income	2,712	3,180	1,089		6,981
Interest and other income (expense)	2,144	435	(461)		2,118
Rental expense	(10,963)	(14,626)	(6,224)		(31,813)
Real estate tax	(7,875)	(5,798)	(1,508)		(15,181)

Property operating income	44,999	49,371	9,667		104,037
Interest expense				($31,773)	(31,773)
Administrative expense				(6,496)	(6,496)
Restructuring expense				(8,489)	(8,489)
Depreciation and amortization	(13,930)	(13,338)	(4,050)	(420)	(31,738)

Income before investors’ share of operations and discontinued operations	$31,069	$36,033	$5,617	($47,178)	$25,541

Capital expenditures	$7,035	$18,747	$111,472		$137,254

Real estate assets	$744,406	$812,217	$624,037		$2,180,660

Three months ended June 30, 2003	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$30,097	$37,679	$12,788		$80,564
Other property income	1,091	1,763	1,332		4,186
Interest and other income	964	84	611		1,659
Rental expense	(5,244)	(7,810)	(6,228)		(19,282)
Real estate tax	(4,327)	(3,429)	(1,132)		(8,888)

Property operating income	22,581	28,287	7,371		58,239
Interest expense				($18,252)	(18,252)
Administrative expense				(3,147)	(3,147)
Depreciation and amortization	(6,945)	(7,179)	(3,831)	(170)	(18,125)

Income before investors’ share of operations and discontinued operations	$15,636	$21,108	$3,540	($21,569)	$18,715

Capital expenditures	$1,848	$4,324	$38,956		$45,128

Real estate assets	$752,036	$870,642	$746,069		$2,368,747

Three months ended June 30, 2002	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$29,697	$33,223	$8,530		$71,450
Other property income	1,063	1,857	585		3,505
Interest and other income (expense)	1,148	261	(552)		857
Rental expense	(5,544)	(7,338)	(3,561)		(16,443)
Real estate tax	(3,838)	(2,853)	(754)		(7,445)

Property operating income	22,526	25,150	4,248		51,924
Interest expense				($15,133)	(15,133)
Administrative expense				(3,497)	(3,497)
Depreciation and amortization	(6,937)	(6,757)	(2,029)	(197)	(15,920)

Income before investors’ share of operations and discontinued operations	$15,589	$18,393	$2,219	($18,827)	$17,374

Capital expenditures	$6,185	$8,525	$63,191		$77,901

Real estate assets	$744,406	$812,217	$624,037		$2,180,660

There are no transactions between geographic areas.

Federal Realty Investment Trust

S.E.C. FORM 10-Q

June 30, 2003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 of this report.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Also, documents that we “incorporate by reference” into this Quarterly Report on Form 10-Q, including documents that we subsequently file with the Securities and Exchange Commission, which we refer to as the SEC, will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the risk factors included or incorporated by reference in this Quarterly Report on Form 10-Q describe forward-looking information. The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Many things can happen that can cause actual results to be different from those we describe. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to comply with our existing financial covenants and the possibility of increases in interest rates that would result in increased interest expense;

•	risks normally associated with the real estate industry, including risks that we may be unable to renew leases or relet space at favorable rents as leases expire, that new acquisitions and our development, construction and renovation projects, including our Santana Row project, may fail to perform as expected, that competition for acquisitions could result in increased prices, that we may encounter environmental issues, and, because real estate is illiquid, that we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital; and

•	risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as our obligation to comply with complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences if we fail to qualify as a REIT.

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

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of June 30, 2003, we owned or had an interest in 60 community and neighborhood shopping centers comprising approximately 13 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 55 urban, mixed-use properties comprising over 2.5 million square feet, and one apartment complex, all located in strategic metropolitan markets across the United States. Our properties, excluding Santana Row, were 93.6% leased at June 30, 2003, 95.0% leased at March 31, 2003 and 96.0% leased at June 30, 2002. Including Santana Row, we were 93.1% leased at June 30, 2003 and 94.3% leased at March 31, 2003.

Outlook

Growth in net income and FFO during 2003 will depend primarily on growth in the core portfolio. Growth of net income from the core portfolio depends, in part, on the general economy, the financial health of our tenants and on our ability, directly or indirectly, to control expenses, some of which are beyond our complete control, such as snow removal, insurance and real estate tax assessments. The current weakening of the retail and overall economic environment could adversely impact us by increasing vacancies and decreasing rents. In past weak retail and real estate environments, however, we have been able to replace weak and bankrupt tenants with stronger tenants. Management believes that due to the quality of our properties, there will continue to be demand for our space.

Growth in the core portfolio, however, will be offset by expenses at Santana Row. Operating and marketing expenses, as well as additional depreciation and interest expense as the project is phased into operation, will have a dilutive effect on 2003 earnings. As a result of the August 2002 fire at Santana Row, as more fully described in this section at “Santana Row”, the projected opening of certain retail spaces has been delayed and approximately 50% of the total residential units for the project scheduled to be phased into service throughout 2003 were destroyed. These delayed openings, while lowering the income we will receive, will not substantially reduce the costs associated with maintaining and operating the infrastructure of the project.

Growth in net income is also dependent on the amount of our leverage and interest rates. Our leverage has increased as we financed our development projects. In addition, to the extent variable-rate debt is unhedged, we will continue to have exposure to changes in market interest rates. If interest rates increase, net income and FFO, as well as the ultimate cost of our development and redevelopment projects, will be negatively impacted.

On April 23, 2003 we updated our previous announcement regarding the closing of three of our five Kmart locations. Kohl’s Corporation is assuming the previous Kmart lease at Fresh Meadows located in Queens, New York. We will re-claim the leases for both the Flourtown, Pennsylvania and Leesburg, Virginia locations. As of June 30, 2003, these two locations represented approximately 0.15% of our annualized revenues and 1.1% of our total square footage. Based on the demographics at these centers and the rent previously paid by Kmart we believe that these spaces will be re-leased or redeveloped on favorable terms.

2003 Property Acquisitions and Dispositions

Acquisitions

On March 21, 2003 a partnership in which one of our wholly owned subsidiaries is the general partner, purchased the 214,000 square foot South Valley Shopping Center in Alexandria, Virginia for a purchase price of approximately $13.7 million in cash, of which $215,000 was allocated to a liability associated with the net fair value assigned to the assumed leases at the property.

On March 31, 2003 the same partnership acquired the leasehold interest, which extends through December 31, 2077, in the 257,000 square foot Mount Vernon Plaza in Alexandria, Virginia for aggregate consideration of approximately $17.5 million in the form of approximately $700,000 of cash, 120,000 partnership units valued at $3.5 million and the assumption of a $13.3 million mortgage. $1.1 million of the net assets acquired was allocated to a liability associated with the fair value assigned to the assumed leases at the property.

Dispositions

On June 16, 2003 we sold the street retail property located at 4929 Bethesda Avenue in Bethesda, Maryland for $1.5 million resulting in a gain of $551,000.

During the first quarter of 2003 an action was filed by a local governmental authority to condemn a shopping center in Rockville, Maryland, owned by one of our partnerships to facilitate the authority’s redevelopment of its town center. The shopping center has a cost basis of $10.5 million and contributes less than 1% to rental income. The value of the shopping center has yet to be determined and therefore no gain or loss has been recognized at this time. However, we believe we will realize sufficient proceeds from this action and as a result we do not anticipate any impairment to the shopping center.

2003 Financing Developments

A $5.9 million loan, which currently bears interest at 7.88% and is secured by an office building in San Francisco, California was due February 28, 2003 but was not repaid on the due date. We are currently negotiating with the borrower to extend the loan for one year. We believe that the loan is collectible and as such, no reserve has been established at this time.

On February 11, 2003 the $24.4 million Woodmont East construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

On May 14, 2003 we issued 3.2 million common shares at $30.457 per share ($31.48 gross, before an aggregate 3.25% underwriters discount and selling concession), netting $98.6 million in cash proceeds.

On June 13, 2003 we redeemed our $100 million Series A Cumulative Redeemable Preferred Shares using the proceeds from the May 9, 2003 common stock offering and additional borrowings.

On June 23, 2003 our $75 million, 5 ¼% Convertible Subordinated Debentures originally due to mature on October 28, 2003 were paid off through borrowings under our revolving credit facility.

Santana Row

In 2003, our single largest capital need will be the completion of the development of Phase I and Phase II of Santana Row, a multi-phase mixed-use project being built on 42 acres in San Jose, California in the heart of Silicon Valley. The project will consist of residential, retail and hotel components, creating a community with the feel of an urban district.

Phase I of the project includes Santana Row, the “1,500 foot long main street” and eight buildings which contain approximately 444,000 square feet of retail space, 255 residential units, a 213 room hotel and the supporting infrastructure. The first building, containing 40,000 square feet and occupied by Crate & Barrel, opened on June 27, 2002. Six buildings comprising approximately 317,000 square feet of retail space opened on November 7, 2002. Tenants in the final 87,000 square foot building in Phase I began opening in February 2003. As of June 30, 2003, approximately 325,000 square feet, or 73%, of the Phase I retail space is leased, of which approximately 268,000 square feet, or 60%, of the Phase I retail space is open and 93% of the Phase I residential units are leased of which 81% are occupied.

On August 19, 2002 a fire broke out at Building Seven in the Santana Row project. Building Seven contained approximately 87,000 square feet of retail space, approximately 1,000 parking spaces and 246 residential units. All but eleven of the residential units in the building, which were originally scheduled to open in early 2003, were destroyed. The retail units and parking structure sustained water and smoke damage but were not structurally impaired. The opening of these retail units, originally scheduled for September 2002, was delayed until February 2003. The damage related to the fire was limited almost entirely to this single building. We estimate our loss to be in excess of $100 million, which includes costs to clean-up, repair and rebuild as well as soft (non-construction) costs and lost rents. We believe that our insurance will cover substantially all of our losses from the fire. The cause of the fire is unknown but will not affect our insurance claim. On October 22, 2002, a $20.0 million insurance reimbursement was advanced by the insurance carrier in addition to the $1.0 million initial advance. This advance, the proceeds from the November 19, 2002 note offering and borrowings under our credit facility, were used to pay in full and retire the Santana Row construction loan. Additional insurance reimbursements were advanced by the insurance carrier toward the claim on April 23, 2003 ($36.4 million), June 11, 2003 ($14.9 million) and on July 15, 2003 ($16.4 million, included as an Insurance reimbursement receivable as of June 30, 2003) bringing the total amount received to date to $88.8 million. $35.0 million of the April 2003 advance, all of the June 2003 advance and $16.0 million of the July 2003 advance were used to pay down our credit facility. Because our final insurance claim has not yet been submitted, insurance proceeds expected to be received over and above those received to date have not been recorded in our June 30, 2003 financial statements.

$48.4 million of the insurance proceeds received to date represents a reimbursement for costs to rebuild the residential portion of Building 7. We have written off the original construction costs incurred relating to this portion of Building 7 and have recognized a gain of approximately $200,000, included in interest and other income, in the second quarter of 2003.

We estimate the total cost of Phase I to be approximately $445 million, net of anticipated insurance proceeds. As of June 30, 2003, but after applying the $88.8 million of insurance proceeds received through July 15, 2003, we have incurred costs of $443 million including the purchase of all of the project’s land, the construction of Phase I, costs unreimbursed to date associated with the Building Seven fire and related cleanup and costs related to future phases of the project. We estimate that we will spend, net of anticipated insurance proceeds, approximately $2 million more relating to the completion of Phase I of the project.

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

On February 7, 2003, we announced plans for Phase II of Santana Row, which includes approximately 84,000 square feet of retail space on two pad sites and 275 additional parking spaces. 95% of the Phase II retail space has been pre-leased to Best Buy and The Container Store. Total development costs for Phase II are expected to be approximately $27 million. Phase II is scheduled to open in late 2003.

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

CEO Transition

On December 20, 2002, we announced the resignation of Steven J. Guttman as Trustee, Chief Executive Officer and Chairman of the Board of Trustees effective January 1, 2003. Donald C. Wood, our then President and Chief Operating Officer, was named Chief Executive Officer and a member of the Board of Trustees. Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board. As a result of this transition, we recorded a charge of $13.8 million in the fourth quarter of 2002 for payments and benefits to Mr. Guttman pursuant to his contractual arrangements with the Trust and for other transition related costs. Of this amount, $7.9 million had not been paid as of December 31, 2002. $6.3 million of that unpaid amount was paid in the first six months of 2003 bringing the remaining unpaid balance as of June 30, 2003 to $1.6 million. These unpaid amounts will be paid out over the next three years in accordance with Mr. Guttman’s contractual arrangements.

Results of Operations

Throughout this section, we have provided certain information on a “same center” basis. Information provided on a same center basis is provided only for those properties owned and operated for the entirety of both periods being compared and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold and properties under development during the periods being compared are excluded from our same center analysis.

Comparison of 2003 to 2002 – Six Months Ended June 30,

Revenue

Total revenues increased $20.7 million, or 13.7%, to $171.7 million for the six months ended June 30, 2003, as compared to $151.0 million for the six months ended June 30, 2002. The primary components of the increase in total revenues are discussed below.

Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries for common area maintenance, insurance and real estate taxes. The increase in rental income of $18.6 million, or 13.1%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, is attributable to:

•	an increase of $10.6 million, or 7.5%, on a same center basis, due primarily to an approximate $5.5 million increase in base, or minimum, rents which reflect increased rental rates at redeveloped and retenanted centers, as well as increased rental rates associated with lease rollovers, increased cost recoveries of approximately $5.2 million, which reflect increased rental expenses, the majority of which are snow removal costs and increased real estate tax expense offset by a $100,000 decrease in percentage rents;

•	an increase of $6.9 million in rental income from Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

•	an increase of $1.1 million from South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003.

Same center basis for the six months ended June 30, 2003 excludes the street retail property sold in the second quarter of 2003, the six properties sold in 2002, South Valley

Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003 and Santana Row which was under construction for most of 2002. Same center rental income, excluding the contribution from property redevelopments and expansions, for the six months ended June 30, 2003 increased 6.6% from 2002, reflecting increases due to cost recoveries, retenanting and lease rollovers as described above.

Interest and Other Income. Interest and other income includes interest earned on mortgage notes receivable, overnight cash investments, including tax-deferred exchange escrow deposits if applicable and security deposits. Interest and other income increased $800,000 or 35.7% from $2.1 million for the six months ended June 30, 2002 to $2.9 million for the six months ended June 30, 2003. Interest from mortgage notes receivable decreased approximately $500,000 in 2003 reflecting the payoff of a $10 million mortgage note in July 2002 and the payoff of a $3.2 million note in August 2002 offset by increased interest on other notes. Additionally in 2002, interest and other income included a $1.3 million provision for estimated losses related to various unconsolidated restaurant joint ventures. The $200,000 gain recognized at Santana Row was offset by lower interest on invested funds, reflecting lower cash and non-mortgage note balances.

Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. The increase in other property income of $1.3 million, or 18.6%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, is attributable to increases of $1.4 million at Santana Row as the project began phasing into service in the fourth quarter of 2002 and a $200,000 increase at our redevelopment projects which offset a $300,000 decrease on a same center basis as lower lease termination fees were slightly offset by increased utility recoveries on comparable centers.

Expenses

Total property operating expenses increased $10.7 million to $57.7 million for the six months ended June 30, 2003, as compared to $47.0 million for the six months ended June 30, 2002. The components of the increase in total property operating expenses are discussed below.

Rental Expense. The increase in rental expense of $9.2 million, or 28.8%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, is attributable to:

•	an increase of $4.0 million, or 13.5%, on a same center basis due primarily to increased snow removal costs in our Northeast and Mid Atlantic regions;

•	an increase of $4.9 million in rental expenses at Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

•	an increase of $300,000 from South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003.

Rental expense as a percentage of rental income and other property income, which we refer to as property income, increased from 21.4% for the first six months of 2002 to 24.3% for the first six months of 2003 due primarily to the initial operating expenses at Santana Row as the property phases into service and the increased snow removal costs incurred in the first quarter of 2003. Same center rental expense as a percentage of property income increased from 19.9% in 2002 to 21.1% in 2003 again reflecting the large increase in snow removal costs in the first quarter of 2003.

Real Estate Taxes. The increase in real estate taxes of $1.5 million, or 10.3%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, is attributable to increased taxes on new development projects, recently redeveloped properties and overall increases in tax assessments. On a same center basis real estate taxes increased 5.8%.

Property Operating Income. As a result of the changes and variances explained above, property operating income, total income less rental expenses and real estate taxes, increased $10.0 million, or 9.6%, to $114.0 million for the six months ended June 30, 2003 as compared to $104.0 million for the six months ended June 30, 2002. Same center property operating income increased $5.4 million, 5.1% for the six months ended June 30, 2003. Excluding the contribution from property redevelopments and expansions same center property operating income increased 4.4%.

Total other expenses decreased $700,000, or approximately 1.0%, to $77.8 million for the six months ended June 30, 2003 as compared to $78.5 million for the six months ended June 30, 2002. The primary components of the decrease in total other expenses are discussed below.

Interest Expense. In the first six months of 2003, we incurred interest of $45.1 million, of which $9.3 million was capitalized yielding interest expense of $35.8 million, as compared to interest incurred of $43.2 million in 2002, of which $11.4 million was capitalized yielding interest expense of $31.8 million. The increase in interest expense of $4.0 million, or 12.8%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, is attributable to:

•	interest on the $150 million 6.125% senior notes issued in November 2002 partially offset by lower mortgage loan interest on the Santana Row construction loan which was paid off in November 2002;

•	increased interest on our revolving credit facility as the average balance on the facility increased from $66 million in the first six months of 2002 to $119 million in the first six months of 2003. This interest increase due to the higher loan balance was slightly offset by a decrease in the weighted average interest rate on the loan from 2.7% as of June 30, 2002 to 2.1% as of June 30, 2003; and

•	lower capitalized interest, mostly at the Santana Row project reflecting the phasing into operations of the project; offset by

•	lower mortgage loan interest as the Woodmont East construction loan and Friendship Center mortgage were paid off in February 2003 which offset the additional mortgage interest incurred as a result of the mortgage assumed with the Mount Vernon Plaza acquisition; and

•	slightly lower bond interest reflecting the June 2003 payoff of the $75 million 5 ¼% Convertible subordinated debentures.

The ratio of earnings to combined fixed charges (consisting of interest on borrowed funds, including capitalized interest, amortization of debt discount and expenses and the portion of rent expense representing an interest factor) and preferred dividends was 1.24x and 1.05x for the first half of 2003 and 2002, respectively. The ratio of earnings to fixed charges was 1.45x and 1.24x for the first half of 2003 and 2002, respectively. The ratio of earnings before interest, income taxes, depreciation and amortization (“EBITDA”) to combined fixed charges and preferred dividends was 1.63x for the first half of 2003 and 1.36x for the first half of 2002. EBITDA is a non-GAAP financial measure that is presented because it provides useful information regarding our ability to service debt. EBITDA should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. See “EBITDA” in this section for a reconciliation of net income to EBITDA. Excluding the one-time restructuring charge of $8.5 million in the first quarter of 2002, our ratio of earnings to combined fixed charges and preferred dividends was 1.24x and 1.18x for the first half of 2003 and 2002, respectively, the ratio of earnings to fixed charges was 1.45x and 1.39x for the first half of 2003 and 2002, respectively and the ratio of EBITDA to combined fixed charges and preferred dividends was 1.63x for the first half of 2003 and 1.49x for the first half of 2002.

Administrative Expense. The decrease in administrative expense of $75,000, or 1.1%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, is attributable to:

•	lower payroll costs as a result of our 2002 restructuring; offset by

•	increased income taxes in many of the states in which we do business; and

•	a $360,000 reimbursement received in the first quarter of 2002, which decreased administrative expense, related to acquisitions costs that had been expensed in a prior period.

Administrative expenses as a percentage of revenue decreased from 4.3% in the six months ended June 30, 2002 to 3.7% in the six months ended June 30, 2003.

Restructuring Charge and New Business Plan. On February 28, 2002, we adopted a new business plan which returned our primary focus to our traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. Concurrently with the adoption of the business plan, we adopted a management succession plan and restructured our management team. In connection with these changes, we recorded a charge of $18.2 million. This charge included a reserve for a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several of our senior officers related to the management restructuring, as well as the write-off of $1.6 million of our development costs. All charges against the reserve, totaling $8.5 million, were expended during 2002.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense of $3.8 million, or 12.1%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002 reflects the impact of recent new developments, tenant improvements and property redevelopments which were placed into service throughout 2002 and the first half of 2003.

Other

Investors’ Share of Operations. Investors’ share of operations represents the minority partners’ interest in the income of certain properties. The slight decrease in investors’ share of operations of approximately $100,000, or 3.2%, for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, is attributable to the 2002 allocation of the gain on the sale of the street retail property located in Hollywood, California to the minority partner.

Gain on Sale of Real Estate net of loss on Abandoned Developments Held for Sale. On June 16, 2003 we sold the street retail property located at 4929 Bethesda Avenue in Bethesda, Maryland for $1.5 million resulting in a gain of $551,000. In the second quarter of 2002, we sold six properties for a combined gain of $19.1 million. An additional component of our restructuring charge, as described under “Restructuring Charge and New Business Plan,” recorded in the first quarter of 2002 represented an estimated loss of $9.7 million on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Portland, Oregon, thereby adjusting the value of these assets to their estimated fair value. We are marketing these properties for sale and continue to believe we will realize the adjusted carrying value. The net gain in 2002 from the sale of the six properties less the charge for the abandonment of development projects held for sale was $9.4 million.

Income from Operations of Discontinued Assets. Beginning in 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as income from operations of discontinued assets. As a result, previously reported income will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. The earnings generated from the street retail property sold in the second quarter of 2003 and the six properties sold in the second quarter of 2002 have been reported as income from operations of discontinued assets in accordance with SFAS No. 144. The income (loss) from operations of discontinued assets for the six months ended June 30, 2003 and June 30, 2002 was ($10,000) and $1.3 million, respectively.

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

Historical operating results for the three regions are as follows (in thousands):

	Six months ending June 30,
	2003	2002
Rental Income
Northeast	$61,361	$58,981
Mid-Atlantic	74,412	66,180
West	24,782	16,771

Total	$160,555	$141,932

Property Operating Income (1)
Northeast	$44,320	$44,999
Mid-Atlantic	55,351	49,371
West	14,318	9,667

Total	$113,989	$104,037

(1)	Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes.

Northeast

As of June 30, 2003, 48 of our properties were located in the Northeast region. The Northeast region extends from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

Rental Income. The increase in rental income of $2.4 million, or 4.0%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, is attributable to:

•	an approximately $1.0 million increase in cost recoveries reflecting the income accrued as a result of the increased snow removal costs incurred in the region during the first quarter of 2003;

•	a net increase of approximately $1.4 million due primarily to the increased rental rates at retenanted centers, such as Brick Plaza, Dedham, Ellisburg, Finley Square and Lawrence Park as well as increased rental rates associated with lease rollovers which offset higher vacancy levels at two of the region’s shopping centers.

There was no significant contribution to rental income from property redevelopments or expansions in the first six months of 2003 in the Northeast region.

Property Operating Income. Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes. The decrease in property operating income of approximately $700,000, or 1.4%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, is attributable to:

•	an increase of $1.7 million in rental expense primarily due to the increased snow removal costs incurred in the region in the first quarter of 2003;

•	a decrease of $400,000 in other rental income due primarily to lower lease termination fees, a decrease of $400,000 in interest income as a result of a payoff of a $10 million mortgage note in July 2002 which offsets higher interest income on another note and an increase of $600,000 in real estate tax expense as a result of higher assessments; offset by

•	an increase of $2.4 million in rental revenue as described above.

Mid-Atlantic

As of June 30, 2003, 34 of our properties were located in the Mid-Atlantic region. The Mid-Atlantic region extends from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

Rental Income. The increase in rental income of $8.2 million, or 12.4%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, is attributable to:

•	an approximately $3.8 million increase in cost recoveries reflecting the income accrued as a result of the increased snow removal, utilities, insurance and real estate taxes incurred in the region during the first six months of 2003;

•	a net increase of approximately $3.3 million due primarily to the increased rental rates at redeveloped, expanded and retenanted centers, such as Congressional, Governor, Loehmann’s, Pentagon Row, Mid-Pike and Laurel as well as increased rental rates associated with lease rollovers; and

•	an increase of $1.1 million from South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003.

Same center basis for the six months ended June 30, 2003 excludes South Valley Shopping Center and Mount Vernon Plaza, which were acquired in the first quarter of 2003. Same center rental income increased $7.1 million or 10.8% for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Excluding the contribution from property redevelopments and expansion, rental income increased 10.1%.

Property Operating Income. The increase in property operating income of $6.0 million, or 12.1%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, is attributable to:

•	an increase of $8.2 million in rental revenue as described above; and

•	an increase of $400,000 in other income due primarily to increased lease termination fees and utility recoveries; offset by

•	an increase of $2.0 million in rental expense due primarily to the increased snow removal costs, utilities and insurance costs incurred in the region in the first six months of 2003; and

•	an increase in real estate taxes of $400,000 due to increased tax assessments and a $200,000 decrease in interest income.

West

As of June 30, 2003, 34 of our properties, including Santana Row, were located in the West region. The West region extends from Texas to the West Coast.

Rental. The increase in rental income of $8.0 million, or 47.8%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, is attributable to:

•	an increase of $6.9 million in rental income from Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

•	a net increase of $1.1 million, or 6.7%, on a same center basis due primarily to the increased rental rates at redeveloped and retenanted properties in Los Angeles, California and San Antonio, Texas, as well as the increased rental income associated with lease rollovers.

Same center basis for the six months ended June 30, 2003 excludes Santana Row, which was under development for the majority of 2002 and began phasing into service in late 2002 and through 2003. Same center rental income, excluding the contribution from property redevelopments and expansions, for the six months ended June 30, 2003 increased 2.7% from 2002.

Property Operating Income. The increase in property operating income of $4.7 million, or 48.1%, for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, is attributable to:

•	an increase of $8.0 million in rental income as described above;

•	an increase of $1.3 million in other income primarily due to insurance and utility recoveries paid by tenants at Santana Row; and

•	an increase of $1.4 million in interest and other income as a result of the $1.3 million provision for estimated losses related to various unconsolidated restaurant joint ventures recorded in 2002 as well as the 2003 Santana Row gain; offset by

•	an increase of $6.0 million in rental expense and real estate taxes primarily Santana Row expenses as the project is phased into operations.

Same center property operating income in the six months ended June 30, 2003 increased 3.0% from 2002. Same center property operating income, excluding the contribution from property redevelopments and expansions, for the six months ended June 30, 2003 decreased approximately $100,000 from 2002 due to vacancies at two of the region’s street retail properties.

Results of Operations

Comparison of 2003 to 2002 – Three Months Ended June 30,

Revenue

Total revenues increased $10.6 million, or 14.0%, to $86.4 million for the three months ended June 30, 2003, as compared to $75.8 million for the three months ended June 30, 2002. The primary components of the increase in total revenues are discussed below.

Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries for common area maintenance, insurance and real estate taxes. The increase in rental income of $9.1 million, or 12.8%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, is attributable to:

•	an increase of $4.1 million, or 5.7%, on a same center basis due primarily to an approximate $2.6 million increase in base, or minimum, rents which reflect increased rental rates at redeveloped and retenanted centers, as well as increased rental rates associated with lease rollovers, increased cost recoveries of approximately $1.4 million, which reflect increased rental expenses, such as utility and insurance costs and increased real estate tax assessments and a $100,000 increase in percentage rents;

•	an increase of $3.9 million in rental income from Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

•	an increase of $1.1 million from South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003.

Same center basis for the three months ended June 30, 2003 excludes the street retail property sold in the second quarter of 2003, the six properties sold in 2002, South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003 and Santana Row which was under construction for most of 2002. Same center rental income, excluding the contribution from property redevelopments and expansions, for the three months ended June 30, 2003 increased 4.6% from 2002, reflecting increases due to cost recoveries, retenanting and lease rollovers as described above.

Interest and Other Income. Interest and other income includes interest earned on mortgage notes receivable, overnight cash investments, including tax-deferred exchange escrow deposits if applicable and security deposits. Interest and other income increased $800,000 or 93.6% from $857,000 for the three months ended June 30, 2002 to $1.7 million for the three months ended June 30, 2003. Interest from mortgage notes receivable decreased approximately $500,000 in 2003 reflecting the payoff of a $10 million mortgage note in July 2002 and the payoff of a $3.2 million note in August 2002. Additionally in 2002, interest and other income included a $1.3 million provision for estimated losses related to various unconsolidated restaurant joint ventures. The $200,000 gain recognized at Santana Row was offset by lower interest on invested funds, reflecting lower cash and non-mortgage note balances.

Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. The increase in other property income of $700,000, or 19.4%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, is attributable to increases at Santana Row as the project began phasing into service in the fourth quarter of 2002.

On a same center basis, other property income remained stable as lower lease termination fees were offset by increased utility recoveries.

Expenses

Total property operating expenses increased $4.3 million to $28.2 million for the three months ended June 30, 2003, as compared to $23.9 million for the three months ended June 30, 2002. The components of the increase in total property operating expenses are discussed below.

Rental Expense. The increase in rental expense of $2.8 million, or 17.3%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, is attributable to:

•	an increase of $2.3 million in rental expenses at Santana Row which was under development for most of 2002 and began phasing into service in late 2002;

•	an increase of $300,000 from South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003; and

•	an increase of approximately $200,000 on a same center basis as higher utility and insurance costs were offset by lower property legal and leasing costs.

Rental expense as a percentage of rental income and other property income, which we refer to as property income, increased from 21.9% for the three months ended June 30, 2002 to 22.8% for the first months ended June 30, 2003 due primarily to the initial operating expenses at Santana Row as the property phases into service. Same center rental expense as a percentage of property income decreased from 20.0% in 2002 to 19.2% in 2003 reflecting the relatively minor $200,000 increase in same center rental expense as compared to the $4.1 million increase in rental income.

Real Estate Taxes. The increase in real estate taxes of $1.5 million, or 19.4%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, is attributable to increased taxes on new development projects, recently redeveloped properties and overall increases in tax assessments. On a same center basis real estate taxes increased 12.9%.

Property Operating Income. As a result of the changes and variances explained above, property operating income, total income less rental expenses and real estate taxes, increased $6.3 million, or 12.2%, to $58.2 million for the three months ended June 30, 2003 as compared to $51.9 million for the three months ended June 30, 2002. Same center property operating income increased $2.6 million, 4.8% for the three months ended June 30, 2003. Excluding the contribution from property redevelopments and expansions same center property operating income increased 4.0%.

Total other expenses increased $5.0 million, or 14.4%, to $39.5 million for the three months ended June 30, 2003 as compared to $34.5 million for the three months ended June 30, 2002. The primary components of the decrease in total other expenses are discussed below.

Interest Expense. In the second quarter of 2003, we incurred interest of $22.4 million, of which $4.1 million was capitalized yielding interest expense of $18.3 million, as compared to interest of $21.7 million in 2002, of which $6.6 million was capitalized yielding interest expense of $15.1 million. The increase in interest expense of $3.1 million, or 20.6%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, is attributable to:

•	interest on the $150 million 6.125% senior notes issued in November 2002 partially offset by lower mortgage loan interest on the Santana Row construction loan which was paid off in November 2002;

•	increased interest on our revolving credit facility as the average balance on the facility increased from $66 million in the first six months of 2002 to $119 million in the first six months of 2003. This interest increase due to the higher loan balance was slightly offset by a decreases in the weighted average interest rate on the loan from 2.7% as of June 30, 2002 to 2.1% as of June 30, 2003; and

•	lower capitalized interest, mostly at the Santana Row project reflecting the phasing into operations of the project; offset by

•	lower mortgage loan interest as the Woodmont East construction loan and Friendship Center mortgage were paid off in February 2003 which offset the additional mortgage interest incurred as a result of the mortgage assumed with the Mount Vernon Plaza acquisition; and

•	slightly lower bond interest reflecting the June 2003 payoff of the $75 million 5 ¼% Convertible subordinated debentures.

Administrative Expense. The decrease in administrative expense of $350,000, or 10.0%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, is attributable to lower payroll costs as a result of our 2002 restructuring. Administrative expenses as a percentage of revenue decreased from 4.6% in the three months ended June 30, 2002 to 3.6% in the three months ended June 30, 2003.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense of $2.2 million, or 13.9%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002 reflects the impact of recent new developments, tenant improvements and property redevelopments which were placed into service throughout 2002 and the first half of 2003.

Other

Investors’ Share of Operations. Investors’ share of operations represents the minority partners’ interest in the income of certain properties. The decrease in investors’ share of operations of approximately $400,000, or 28.2%, for the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, is attributable to the allocation to the operating unit holders their proportionate share of our net income realized in the second quarter of 2002. These unit holders are allocated income as if they held our shares.

Gain on Sale of Real Estate. On June 16, 2003 we sold the street retail property located at 4929 Bethesda Avenue in Bethesda, Maryland for $1.5 million resulting in a gain of $551,000. In the second quarter of 2002, we sold six properties for a combined gain of $19.1 million.

Income from Operations of Discontinued Assets. Beginning in 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as income from operations of discontinued assets. As a result, previously reported income will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. The earnings generated from the street retail property sold in the second quarter of 2003 and the six properties sold in the second quarter of 2002 have been reported as income from operations of discontinued assets in accordance with SFAS No. 144.

The income (loss) from operations of discontinued assets for the three months ended June 30, 2003 and June 30, 2002 was ($6,000) and $439,000, respectively.

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

Historical operating results for the three regions are as follows (in thousands):

	Three months ending June 30,
	2003	2002
Rental Income
Northeast	$30,097	$29,697
Mid-Atlantic	37,679	33,223
West	12,788	8,530

Total	$80,564	$71,450

Property Operating Income (1)
Northeast	$22,581	$22,526
Mid-Atlantic	28,287	25,150
West	7,371	4,248

Total	$58,239	$51,924

(1)	Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes.

Northeast

As of June 30, 2003, 48 of our properties were located in the Northeast region. The Northeast region extends from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

Rental Income. The increase in rental income of $400,000, or 1.3%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, is attributable to increased rental rates at retenanted centers, such as Ellisburg and Finley Square as well as increased rental rates associated with lease rollovers which offset higher vacancy levels at two of the region’s shopping centers.

There was no significant contribution to rental income from property redevelopments or expansions in the second quarter of 2003 in the Northeast region.

Property Operating Income. Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes. The $55,000, or less than 1%, increase in property operating income for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, is attributable to:

•	an increase of $400,000 in rental revenue as described above; offset by

•	an approximate increase of $200,000 in rental expense and real estate tax expense and an approximate decrease of $200,000 in interest income as a result of a payoff of a $10 million mortgage note in July 2002.

Mid-Atlantic

As of June 30, 2003, 34 of our properties were located in the Mid-Atlantic region. The Mid-Atlantic region extends from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

Rental Income. The increase in rental income of $4.5 million, or 13.4%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, is attributable to:

•	a net increase of approximately $3.4 million due primarily to the increased rental rates at redeveloped, expanded and retenanted centers, such as Congressional, Governor, Loehmann’s, Pentagon Row, Mid-Pike and Laurel as well as increased rental rates associated with lease rollovers; and

•	an increase $1.1 million from South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003.

Same center basis for the three months ended June 30, 2003 excludes South Valley Shopping Center and Mount Vernon Plaza, which were acquired in the first quarter of 2003. Same center rental income increased $3.4 million, or 10.1%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Excluding the contribution from property redevelopments and expansions, rental income increased 9.0%.

Property Operating Income. The increase in property operating income of $3.1 million, or 12.5%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, is attributable to:

•	an increase of $4.5 million in rental revenue as described above; offset by

•	an increase of $500,000 in rental expense due primarily to increased utilities and insurance costs and an increase of $600,000 in real estate taxes due to increased tax assessments; and

•	a decrease of $100,000 in other income and a decrease of $200,000 in interest income.

West

As of June 30, 2003, 34 of our properties, including Santana Row, were located in the West region. The West region extends from Texas to the West Coast.

Rental. The increase in rental income of $4.3 million, or 49.9%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, is attributable to:

•	an increase of $3.9 million in rental income from Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

•	a net increase of $400,000, or 3.8%, on a same center basis due primarily to the increased rental rates at redeveloped and retenanted properties in Los Angeles, California and San Antonio, Texas, as well as the increased rental income associated with lease rollovers.

Same center basis for the three months ended June 30, 2003 excludes Santana Row, which was under development for the majority of 2002 and began phasing into service in late 2002 and through 2003. Same center rental income, excluding the contribution from property redevelopments and expansions was $8.4 million for both the three months ended June 30, 2003 and June 30, 2002 as rental increases were offset by vacancies at one of the regions street retail properties.

Property Operating Income. The increase in property operating income of $3.1 million, or 73.5%, for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, is attributable to:

•	an increase of $4.3 million in rental income as described above;

•	an increase of $700,000 in other income primarily due to increased insurance and utility recoveries paid by tenants at Santana Row; and

•	an increase of $1.2 million in interest and other income, mainly as a result of the $1.3 million provision for estimated losses related to various unconsolidated restaurant joint ventures recorded in 2002 as well as the 2003 Santana Row gain offset by lower morgage note interest income; offset by

•	an increase of $3.1 million in rental expense and real estate taxes primarily Santana Row expenses as the project is phased into operations.

Same center property operating income in the three months ended June 30, 2003 decreased approximately $200,000 from 2002 due to the vacancies mentioned above and lower parking revenue. Same center property operating income, excluding the contribution from property redevelopments and expansions, for the three months ended June 30, 2003 decreased approximately $400,000 from 2002.

Liquidity and Capital Resources

Cash and cash equivalents were $18.6 million and $23.1 million at June 30, 2003 and December 31, 2002, respectively. This $4.5 million decrease is attributable to $76.5 million used in investing activities partially offset by $58.5 million and $13.5 million provided by operating and financing activities, respectively.

(in thousands)	For the Six Months Ended June 30, 2003
Cash Used in Investing Activities	($76,466)
Cash Provided by Operating Activities	58,483
Cash Provided by Financing Activities	13,469

Decrease in Cash and Cash Equivalents	(4,514)
Cash and Cash Equivalents, Beginning of Period	23,123

Cash and Cash Equivalents, End of Period	$18,609

Investing Activities

The cash used in investing activities for the six months ended June 30, 2003 of $76.5 million is attributable to:

•	$15.6 million for the acquisition of South Valley Shopping Center and Mount Vernon Plaza;

•	$87.5 million for the development of Santana Row, offset by insurance proceeds received of $51.4 million;

•	$23.8 million of capital expenditures relating to improvements to common areas, tenant work, restaurant joint venture investments and various redevelopments including the Congressional Apartments in Rockville, Maryland, the redevelopment of retail buildings in San Antonio, Texas and the redevelopment of our Bethesda Row project in Bethesda, Maryland; and

•	$2.4 million of additional mortgage notes made to existing borrowers; offset by

•	$1.4 million in net sale proceeds from 4929 Bethesda Avenue.

Operating Activities

The cash provided by operating activities for the six months ended June 30, 2003 of $58.5 million is entirely attributable to property operations.

Financing Activities

The cash provided by financing activities for the six months ended June 30, 2003 of $13.5 million is attributable to:

•	$136.0 million of net proceeds under our credit facility;

•	$98.6 million of net proceeds received from the issuance of 3.2 million common shares in a public offering; and

•	$49.7 million of net proceeds received from the issuance of common shares under our dividend reinvestment plan and exercise of common stock options.

The cash provided by financing activities was partially offset by:

•	$100.0 million redemption of our Series A Preferred Shares;

•	$75.0 million repayment of our 5 ¼% Convertible Subordinated Debentures;

•	$52.4 million of distributions to shareholders;

•	$41.5 million payoff and retirement of the Woodmont East construction loan and the Friendship Center mortgage;

•	$500,000 of principal payments on mortgages, capital leases and notes payable; and

•	a $1.4 million decrease in minority interest.

Debt Financing Arrangements

As of June 30, 2003, we had total debt outstanding of $1.1 billion.

The following is a summary of our total debt outstanding as of June 30, 2003 and 2002 (dollars in thousands):

Description of Debt	Original Debt Issued or Available	Principal Balance as of June 30, 2003	Principal Balance as of June 30, 2002	Interest Rate as of June 30, 2003	Maturity Date

Mortgage and Construction Loans
Secured Fixed Rate
Leesburg Plaza (1)	$9,900	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston Street (2)	345	250	287	7.500%	October 6, 2008
Federal Plaza (3)	36,500	35,732	36,113	6.750%	June 1, 2011
Tysons Station (4)	7,000	6,812	6,916	7.400%	September 1, 2011
Barracks Road (5)	44,300	44,300	44,300	7.950%	November 1, 2015
Hauppauge (6)	16,700	16,700	16,700	7.950%	November 1, 2015
Lawrence Park (7)	31,400	31,400	31,400	7.950%	November 1, 2015
Wildwood (8)	27,600	27,600	27,600	7.950%	November 1, 2015
Wynnewood (9)	32,000	32,000	32,000	7.950%	November 1, 2015
Brick Plaza (10)	33,000	33,000	33,000	7.415%	November 1, 2015
Mount Vernon (11)	13,250	13,210	—	5.660%	April 15, 2028
Secured Variable Rate
Woodmont East Construction (12)	24,500	—	24,291	Libor + 1.20%	August 29, 2003
Friendship Center (12)	17,000	—	17,000	Libor + 1.35%	September 22, 2003
Santana Row Construction (13)	295,000	—	130,727	Libor + 2.125%	April 16, 2004

Total Mortgage and Construction Loans		$250,904	$410,234

Notes Payable
Unsecured Fixed Rate
Term note with banks (14)	$125,000	$125,000	$125,000	6.22%	December 19, 2003
Perring Plaza Renovation (15)	3,087	2,180	2,329	10.00%	January 31, 2013
Other	295	45	45	Various	Various
Unsecured Variable Rate
Escondido (Municipal Bonds) (16)	9,400	9,400	9,400	3.060%	October 1, 2016
Revolving credit facilities (17)	300,000	207,000	44,000	Libor + .80%	December 19, 2003

Total Notes Payable		$343,625	$180,774

Senior Notes and Debentures
Unsecured Fixed Rate
5.25% Convertible Subordinated Debentures (18)	$75,000	—	$75,000	5.250%	October 28, 2003
6.74% Medium Term Notes (19) (20)	39,500	$39,500	39,500	6.370%	March 10, 2004
6.625% Notes (19)	40,000	40,000	40,000	6.625%	December 1, 2005
6.99% Medium Term Notes (19) (21)	40,500	40,500	40,500	6.894%	March 10, 2006
6.125% Notes (19) (22)	150,000	150,000	—	6.325%	November 15, 2007
8.75% Notes (19)	175,000	175,000	175,000	8.750%	December 1, 2009
7.48% Debentures (19)(23)	50,000	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (19)(24)	40,000	40,000	40,000	6.820%	August 1, 2027

Total Senior Notes and Debentures		$535,000	$460,000

Total Debt Outstanding		$1,129,529	$1,051,008

1.	The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $9.5 million.

2.	The loan requires monthly payments of principal and interest.

3.	The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $31.7 million.

4.	The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $5.6 million.

5.	The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $35.0 million.

6.	The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $13.2 million.

7.	The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $24.8 million.

8.	The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $21.8 million.

9.	The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $25.3 million.

10.	The loan requires monthly payments of principal and interest with a final balloon payment at maturity of approximately $25.7 million.

11.	The loan requires monthly payments of principal and interest. The interest rate is fixed at 5.66% for the first ten years and then is reset to a market rate. The lender has the option to call the loan after year ten.

12.	The loans require monthly interest only payments through maturity. The loans were paid off on February 11, 2003 through borrowings under the revolving credit facility.

13.	The loan was repaid on November 19, 2002.

14.	The loan requires monthly interest only payments through maturity. This loan bears interest at LIBOR plus 95 basis points. We purchased interest rate swaps or hedges on this note, thereby locking in the LIBOR rate at 5.27%. As a result, the interest rate on this loan is currently fixed at 6.22%.

15.	The loan requires monthly payments of principal and interest.

16.	The loan requires monthly interest only payments through maturity. This loan bears interest at a variable rate determined weekly to be the interest rate which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average interest rate for the six months ended June 30, 2003 was 3.06%. The property is not encumbered by a lien.

17.	Amounts borrowed under the facility bear interest at LIBOR plus 80 basis points. The maximum amount drawn under the facility during the first six months of 2003 was $207 million. The weighted average interest rate on borrowings under the facility for the six months ended June 30, 2003 was 2.1%.

18.	The debentures were paid off on June 23, 2003.

19.	The notes require semi-annual payments of interest only during their terms.

20.	We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.74% to 6.37%.

21.	We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.99% to 6.894%.

22.	The Trust purchased an interest rate lock to hedge the planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the November 2002 note offering thereby increasing the effective interest rate on these notes to 6.325%.

23.	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price.

24.	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price.

Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to:

•	limit the amount of debt as a percentage of gross asset value to less than .6 to 1 (we maintained a ratio of .46 to 1 as of June 30, 2003);

•	limit the amount of secured debt as a percentage of gross asset value to less than .35 to 1 (we maintained a ratio of .13 to 1 as of June 30, 2003);

•	limit the amount of debt so that our interest coverage will exceed 1.75 to 1 on a rolling four quarter basis (we maintained a ratio of 2.62 to 1 as of June 30, 2003);

•	limit the amount of secured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.67 to 1 (we maintained a ratio of 1.93 to 1 as of June 30, 2003); and

•	limit the total cost of development projects under construction to 30% or less of gross asset value (the budgeted total cost of our projects under construction represented 12.4% of gross asset value as of June 30, 2003).

We are also obligated to comply with other covenants, including, among others, provisions:

•	relating to the maintenance of property securing a mortgage;

•	restricting our ability to pledge assets or create liens;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases;

•	restricting our ability to enter into transactions with affiliates; and

•	restricting our ability to consolidate, merge or sell all or substantially all of our assets.

As of June 30, 2003, we were in compliance with all of the listed financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of June 30, 2003 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

(in thousands)	Secured	Unsecured	Total
2003	$550	$332,051	$332,601
2004	2,917	39,652	42,569
2005	3,169	40,168	43,337
2006	3,515	40,685	44,200
2007	3,787	150,204	153,991
2008 and thereafter	236,966	275,865	512,831

	$250,904	$878,625	$1,129,529

Our organizational documents do not limit the level or amount of debt that we may incur. Also see “Liquidity Requirements” in this section regarding management’s plans with respect to debt maturing in 2003.

Interest Rate Hedging

We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, in order to manage interest rate risk. Derivatives are not purchased for speculation.

During 2001, to hedge our exposure to interest rates on our $125 million term loan, we entered into interest rate swaps, which fixed the LIBOR interest rate on the term loan at 5.27%. The current interest rate on the term loan is LIBOR plus 95 basis points, thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. We are exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A- or above by Standard and Poor’s Ratings Service (“S&P”) and Aa2 or above by Moody’s Investors Service (“Moody’s”). Although our cap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of other comprehensive income within shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet. At June 30, 2003, a cumulative unrealized loss of $2.4 million, representing the difference between the current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. Interest expense of approximately $2.4 million will be reclassified from other comprehensive income into current earnings during the remainder 2003 to bring the effective interest rate up to 6.22%.

Liquidity Requirements

Short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Included in short-term liquidity requirements as of June 30, 2003 is $332 million that represents our revolving credit facility and our term loan which mature on December 19, 2003, which we plan to renew. Overall capital requirements in 2003 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row. We expect to fund our capital requirements, as well as our development and redevelopment costs, acquisitions and normal recurring operating costs through a combination of cash provided by operating activities, borrowings under our credit facility and other funding sources which may consist of additional and replacement debt, both secured and unsecured, additional equity, joint venture relationships and property dispositions.

We expect to fund our long-term capital requirements, which consist primarily of maturities under our long-term debt, development and redevelopment costs and potential acquisition opportunities through a combination of funding sources which we believe will be available to us including debt, both secured and unsecured, additional equity, joint venture relationships and property dispositions.

The following factors could affect our ability to meet our liquidity requirements:

•	we may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	restrictions on our debt instruments or outstanding equity may prohibit us from incurring debt or issuing equity at all, or on terms available under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

REIT Qualification

We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income to our shareholders.

Funds From Operations

We have historically reported our FFO in addition to our net income and net cash provided by operating activities. FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains and losses on sale of real estate. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO:

•	does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income);

•	should not be considered an alternative to net income as an indication of our performance; and

•	is not necessarily indicative of cash flow as a measure of liquidity or ability to pay dividends.

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

The reconciliation of net income available for common shareholders to funds from operations is as follows:

(in thousands)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Net income available for common shareholders – basic	$25,156	$24,292	$13,636	$30,479
(Gain) on sale of real estate net of loss on abandoned developments held for sale	(551)	(9,454)	(551)	(19,101)
Depreciation and amortization of real estate assets	32,161	29,058	16,363	14,521
Amortization of initial direct costs of leases	2,746	2,371	1,392	1,200
Income attributable to operating partnership units	441	514	235	650

Funds from operations for common shareholders	$59,953	$46,781	$31,075	$27,749

Weighted average number of common shares used to Compute diluted FFO per share	46,876	41,568	48,376	42,136

FFO per diluted share	$1.28	$1.13	$0.64	$0.66

EBITDA

The reconciliation of EBITDA, adjusted for discontinued operations, to net income is as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Net income	$34,502	$34,004	$18,126	$35,335
Depreciation and amortization	35,575	32,030	18,126	16,009
Interest	35,831	31,776	18,252	15,136
(Gain) on sale of real estate net of loss on abandoned developments held for sale	(551)	(9,454)	(551)	(19,101)

EBITDA	$105,357	$88,356	$53,953	$47,379

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

Interest Rate Risk

Our interest rate risk is most sensitive to fluctuations in interest rates on our variable rate debt. At June 30, 2003, we had $216.4 million of variable rate debt. Based upon this balance of variable operating debt, if interest rates increased 1%, our earnings and cash flows for the year would decrease by approximately $2.2 million. If interest rates decreased 1%, our earnings and cash flows for the year would increase by approximately $2.2 million. We believe that the change in the fair value of our financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to our total assets and total liabilities.

Cash Flow Hedges

We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. A description of these derivative financial instruments is contained in “Item 2. Interest Rate Hedging” and is incorporated by reference into this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e)4 promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

On June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our design and operation of our disclosure controls and procedures. Based on the foregoing, the President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the three months ended June 30, 2003, there were no changes in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect our internal control for financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities

On April 3, 2003 we issued 64,952 of our common shares valued at $1.9 million in exchange for 64,952 operating units that were initially issued in August 1998 in connection with our acquisition of a shopping center. The shares were issued in a private offering in reliance upon an exemption from the registration requirements of the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to Vote to Security Holders

At the 2003 Annual Meeting of Shareholders on May 7, 2003 the Shareholders elected Ms. Amy B. Lane, Mr. Walter F. Loeb and Mr. Joseph S. Vassalluzzo as trustees, to serve for the ensuing three years. Holders of 28.4 million shares, 29.7 million shares and 28.6 million shares voted for each trustee, respectively and holders of 1.4 million shares, 200,000 shares and 1.3 million shares withheld their votes for each trustee, respectively.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith).

(B)	Reports on Form 8-K

A Form 8-K, dated May 23, 2003 was filed on May 29, 2003 in response to Items 5 and 7 announcing the redemption of our 5 ¼% Convertible Subordinated Debentures due 2003.

A Form 8-K, dated May 14, 2003 was filed on May 15, 2003 in response to Items 5 and 7 to file a press release announcing the redemption of our 7.95% Series A preferred shares.

A Form 8-K, dated May 9, 2003 was filed on May 13, 2003 in response to Item 7 to file exhibits in connection with an underwritten public offering of our common shares under our registration statement on Form S-3 (No. 333-100819).

A Form 8-K, dated March 31, 2003 was filed on May 7, 2003 in response to Items 7 and 12 to file a press release announcing our financial results for the quarter ended March 31, 2003 and to file supplemental information related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL REALTY INVESTMENT TRUST

July 30, 2003	/s/ DONALD C. WOOD
Donald C. Wood
President, Chief Executive Officer and Trustee (Principal Executive Officer)

July 30, 2003	/s/ LARRY E. FINGER
Larry E. Finger
Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

(A)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith).

1