Form 10-Q
period 2003-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2003-11-03
CIK 34903

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2003
Common Shares of Beneficial Interest	49,182,194

Federal Realty Investment Trust

S.E.C. FORM 10-Q

September 30, 2003

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements
	Consolidated Balance Sheets September 30, 2003 (unaudited) and December 31, 2002 (audited)	4

	Consolidated Statements of Operations (unaudited) Nine months ended September 30, 2003 and 2002	5

	Consolidated Statements of Operations (unaudited) Three months ended September 30, 2003 and 2002	6

	Consolidated Statements of Shareholders’ Equity (unaudited) Nine months ended September 30, 2003 and 2002	7

	Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2003 and 2002	8

	Notes to Financial Statements	9-18

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-47

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4. Controls and Procedures	49

PART II.	OTHER INFORMATION	50-51

	Item 1. Legal Proceedings
	Item 2. Changes in Securities
	Item 3. Defaults Upon Senior Securities
	Item 4. Submission of Matters to Vote to Security Holders
	Item 5. Other Information
	Item 6. Exhibits and Reports on Form 8-K

SIGNATURES		52

Federal Realty Investment Trust

S.E.C. FORM 10-Q

September 30, 2003

PART	I. FINANCIAL INFORMATION

The following unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and the information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of Federal Realty Investment Trust (“the Trust”). The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(unaudited)
	(in thousands, except share data)
ASSETS
Real estate, at cost
Operating	$2,185,976	$1,966,338
Development	189,572	340,488

	2,375,548	2,306,826
Less accumulated depreciation and amortization	(499,017)	(450,697)

Net real estate investments	1,876,531	1,856,129
Cash and cash equivalents	33,656	23,123
Mortgage notes receivable	38,013	35,577
Accounts and notes receivable	23,487	18,722
Insurance reimbursement receivable	—	—
Prepaid expenses and other assets, principally lease commissions and property taxes	64,624	57,257
Debt issuance costs, net of accumulated amortization of $5,361 and $6,344, respectively	7,733	8,570

	$2,044,044	$1,999,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Obligations under capital leases	$104,206	$104,395
Mortgages and construction loans payable	250,708	279,417
Notes payable	334,609	207,711
Accounts payable and accrued expenses	62,378	79,517
Dividends payable	26,003	24,356
Security deposits	7,489	6,685
Prepaid rents	14,179	13,644
Senior notes and debentures	535,000	535,000
5 1/4% Convertible subordinated debentures	—	75,000

Total liabilities	1,334,572	1,325,725
Minority interests	29,581	29,366

Commitments and contingencies

Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
7.95% Series A Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 4,000,000 shares issued in 1997	—	100,000
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares issued in 2001	135,000	135,000
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 50,629,782 and 44,996,382 issued, respectively	506	450
Additional paid in capital	979,029	818,290
Accumulated dividends in excess of Trust net income	(395,160)	(368,839)

	719,375	684,901
Less:
1,466,013 and 1,461,147 common shares in treasury—at cost, respectively	(28,336)	(28,193)
Deferred compensation on restricted shares	(5,497)	(2,657)
Notes receivable from employee stock plans	(4,584)	(5,151)
Accumulated other comprehensive income (loss)	(1,067)	(4,613)

Total shareholders’ equity	679,891	644,287

	$2,044,044	$1,999,378

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30,
	2003	2002
	(In thousands, except per share data)
Revenue
Rental income	$241,482	$213,532
Other property income	13,191	11,392
Interest and other income	3,805	3,762

	258,478	228,686
Expenses
Rental	60,068	49,196
Real estate taxes	25,673	22,917
Interest	54,550	45,313
Administrative	9,642	10,209
Restructuring expenses	—	8,489
Depreciation and amortization	54,223	47,718

	204,156	183,842
Income before minority interests and discontinued operations	54,322	44,844
Minority Interests	(3,257)	(3,357)

Income from continuing operations	51,065	41,487

Operating income from discontinued operations	309	1,567
Gain on sale of real estate net of loss on abandoned developments held for sale	7,723	9,454

Income from discontinued operations	8,032	11,021

Net income	59,097	52,508
Dividends on preferred stock	(12,215)	(14,568)
Preferred stock redemption—excess of redemption cost over carrying value	(3,423)	—

Net income available for common shareholders	$43,459	$37,940

Basic earnings per common share:
Income from continuing operations	$0.76	$0.65
Discontinued operations	0.17	0.27

	$0.93	$0.92

Weighted average number of common shares, basic	46,810	41,155

Diluted earnings per common share:
Income from continuing operations	$0.75	$0.65
Discontinued operations	0.17	0.26

	$0.92	$0.91

Weighted average number of common shares, diluted	48,004	42,421

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,
	2003	2002
	(In thousands, except per share data)
Revenue
Rental income	$81,387	$72,041
Other property income	4,911	4,412
Interest and other income	931	1644

	87,229	78,097

Expenses
Rental	19,126	17,450
Real estate taxes	8,998	7,813
Interest	18,719	13,540
Administrative	3,221	3,713
Depreciation and amortization	18,710	16,037

	68,774	58,553

Income before minority interests and discontinued operations	18,455	19,544
Minority Interests	(1,053)	(1,081)

Income from continuing operations	17,402	18,463

Operating income from discontinued operations	21	41
Gain on sale of real estate	7,172	—

Income from discontinued operations	7,193	41

Net income	24,595	18,504
Dividends on preferred stock	(2,869)	(4,856)

Net income available for common shareholders	$21,726	$13,648

Basic earnings per common share:
Income from continuing operations	$0.30	$0.32
Discontinued operations	0.14	—

	$0.44	$0.32

Weighted average number of common shares, basic	48,935	42,802

Diluted earnings per common share:
Income from continuing operations	$0.30	$0.31
Discontinued operations	0.14	—

	$0.44	$0.31

Weighted average number of common shares, diluted	50,216	44,036

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

	Nine months ended September 30,
	2003			2002
(In thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital
Common Shares of Beneficial Interest
Balance, beginning of year	44,996,382	$450	$818,290	41,524,165	$417	$730,835
Exercise of stock options	2,105,843	21	50,332	747,770	7	15,828
Shares issued under dividend reinvestment plan	87,792	1	2,703	102,318	1	2,672
Performance and Restricted Shares granted, net of Restricted Shares retired	138,568	1	3,960	98,092	—	2,377
Issuance of shares in public offering	3,236,245	32	98,425	2,185,000	22	56,631
Reclassification for preferred stock redemption	—	—	3423	—	—	—
Shares issued to purchase operating partnership units	64,952	1	1,896	100,000	1	2,769
Accelerated vesting of options and restricted shares	—	—	—	—	—	1,165
Shares issued to purchase partnership interest	—	—	—	2,907	—	77

Balance, end of period	50,629,782	$506	$979,029	$44,760,252	$448	$812,354

Accumulated Dividends in Excess of Trust Net Income
Balance, beginning of year		$(368,839)			$(322,428)
Net income		59,097			52,508
Dividends declared to common shareholders		(69,780)			(61,157)
Dividends declared to preferred shareholders and redemption costs		(15,638)			(14,568)

Balance, end of period		$(395,160)			$(345,645)

Common Shares of Beneficial Interest in Treasury
Balance, beginning of year	(1,461,147)	$(28,193)		(1,452,926)	$(27,990)
Performance and Restricted Shares forfeited	(4,866)	(143)		(6,793)	(164)

Balance, end of period	(1,466,013)	$(28,336)		(1,459,719)	$(28,154)

Deferred Compensation on Restricted Shares
Balance, beginning of year	(129,448)	$(2,657)		(666,656)	$(15,005)
Performance and Restricted Shares issued, net of forfeitures	(118,400)	(3,371)		(73,821)	(1,763)
Vesting of Performance and Restricted Shares	26,009	531		193,990	4,447

Balance, end of period	(221,839)	$(5,497)		(546,487)	$(12,321)

Subscriptions receivable from employee stock plans
Balance, beginning of year	(184,063)	$(5,151)		(218,555)	$(7,245)
Subscription loans issued	(82,641)	(1,901)		(88,469)	(2,612)
Subscription loans paid	60,000	2,468		68,329	1,437

Balance, end of period	(206,704)	$(4,584)		(238,695)	$(8,420)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(4,613)			$(4,293)
Change due to recognizing loss on securities		(17)			(4)
Change in valuation on interest rate swap		3,563			(1,076)
Loss on interest rate hedge transaction		—			(1,500)

Balance, end of period		$(1,067)			$(6,873)

Other comprehensive income
Net income		$59,097			$52,508
Change due to recognizing loss on securities		(17)			(4)
Change in valuation on interest rate swap		3,563			(1,076)
Loss on interest rate hedge transaction		—			(1,500)

Total other comprehensive income		$62,643			$49,928

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2003	2002
	(In thousands, except per share data)
OPERATING ACTIVITIES
Net income	$59,097	$52,508
Items not requiring cash outlays:
Depreciation and amortization, including discontinued operations	54,317	48,104
Gain on sale of real estate	(7,723)	(19,101)
Loss on abandoned developments held for sale	—	9,647
Non-cash portion of restructuring expense	—	5,806
Other, net	1,557	2,975
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,765)	4,609
(Increase) in prepaid expenses and other assets before depreciation and amortization	(12,682)	(12,067)
Increase in operating accounts payable, security deposits and prepaid rent	1,173	1,435
(Decrease) increase in accrued expenses	(965)	2,948

Net cash provided by operating activities	90,009	96,864

INVESTING ACTIVITIES
Acquisition of real estate	(15,559)	—
Capital expenditures—development	(117,942)	(149,373)
Capital expenditures—other	(25,223)	(32,794)
Santana Row fire insurance proceeds	81,107	1,000
Proceeds from sale of real estate	21,206	7,394
(Issuance) repayment of mortgage notes receivable, net	(2,436)	5,655

Net cash used in investing activities	(58,847)	(168,118)

FINANCING ACTIVITIES
Borrowing of short-term debt, net	127,000	21,000
Proceeds from mortgage and construction financing, net of costs	—	90,607
Issuance of common shares	150,025	70,161
Redemption of Series A Preferred Shares	(100,000)	—
Payments on mortgages, capital leases and notes payable	(42,250)	(29,411)
Repayment of 5.25% convertible subordinated debentures	(75,000)	—
Dividends paid	(78,480)	(71,229)
(Decrease) in minority interest, net	(1,924)	(2,785)

Net cash (used in) provided by financing activities	(20,629)	78,343

Increase in cash	10,533	7,089
Cash at beginning of period	23,123	17,563

Cash at end of period	$33,656	$24,652

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of September 30, 2003, we owned or had an interest in 60 community and neighborhood shopping centers comprising approximately 13 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 53 urban, mixed-use properties comprising over 2.5 million square feet, and one apartment complex, all located in strategic metropolitan markets across the United States. Our properties, excluding Santana Row, were 94.3% leased at September 30, 2003, 93.6% leased at June 30, 2003 and 95.5% leased at September 30, 2002. Including Santana Row, we were 93.9% leased at September 30, 2003 and 93.1% leased at June30, 2003. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 36 consecutive years.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2002.

The following table sets forth the reconciliation between basic and diluted EPS:

	Nine months ending		Three months ending
	September 30,		September 30,
	2003	2002	2003	2002
Numerator
Net income available for common shareholders—basic	$43,459	$37,940	$21,726	$13,648
Income attributable to operating partnership units	816	777	375	263

Net income available for common shareholders—diluted	$44,275	$38,717	$22,101	$13,911

Denominator
Denominator for basic EPS—Weighted average shares	46,810	41,155	48,935	42,802
Effect of dilutive securities
Stock options and awards	369	410	441	437
Operating partnership units	825	856	840	797

Denominator for diluted EPS	48,004	42,421	50,216	44,036

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense and depreciation and amortization expense on the September 30, 2002 Consolidated Statements of Operations have been reclassified to Income from operations of discontinued assets to assure comparability of all periods presented. In addition, certain December 31, 2002 Balance Sheet accounts and components of the September 30, 2002 Consolidated Statement of Cash Flows have been reclassified to assure comparability of all periods presented.

Redemption of preferred stock. On June 13, 2003, we redeemed our $100 million 7.95% Series A Cumulative Redeemable Preferred Shares at their face value. The original issuance costs of $3.4 million were charged to shareholders’ equity in 1997, when the shares were issued. On July 31, 2003, the Emerging Issues Task Force provided clarification on the treatment of the difference between the redemption value and the carrying value, adjusted for issuance costs, for GAAP financial reporting. In accordance with this clarification, we are required to make a change in accounting to retroactively reflect this difference as a reduction of net earnings to arrive at net earnings available to common shareholders. As a result of this change in accounting presentation, our Consolidated Statement of Operations for the nine months ended September 30, 2003 reflects a charge of $3.4 million in the line “Preferred stock redemption – excess of redemption cost over carrying value” as a reduction of net income in computing net income available for common shareholders.

Stock-Based Compensation. In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” amending FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. We account for stock options using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

Statement of Financial Accounting Standards No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses the classification and measurement of freestanding financial instruments, including mandatorily redeemable preferred and common stock, and requires an issuer to classify certain instruments as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 has not had a material effect on the Trusts financial statements.

The pro forma information is as follows (in thousands except for earnings per share):

	Nine months ended		Three months ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income as reported	$59,097	$52,508	$24,595	$18,504
Stock-based employee compensation cost included in net income as reported	—	—	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123	(531)	(324)	($154)	($120)

Pro forma net income	$58,566	$52,184	$24,441	$18,384

Earnings per common share as reported, basic	$0.93	$0.92	$0.44	$0.32
Earnings per common share as reported, diluted	$0.92	$0.91	$0.44	$0.31

Pro forma earnings per share, basic	$0.92	$0.91	$0.44	$0.32
Pro forma earnings per share, diluted	$0.91	$0.90	$0.44	$0.31

Variable Interest Entities. On January 31, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies existing accounting for whether variable interest entities should be consolidated in financial statements based upon the entity’s ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. FIN 46 applies to years or interim periods beginning after June 15, 2003 with certain disclosure provisions required for financial statements issued after January 31, 2003. We have evaluated the applicability of FIN 46 to our investments in certain restaurant joint ventures established in 2001 and 2002 at Santana Row and have determined that these joint ventures do not meet the definition of a Variable Interest Entity and therefore consolidation of these ventures is not required and these investments will continue to be accounted for using the equity method.

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

During the first quarter of 2003 an action was filed by a local governmental authority to condemn a shopping center in Rockville, Maryland, owned by one of our partnerships to facilitate the authority’s redevelopment of its town center. The shopping center has a cost basis of $10.5 million and contributes less than 1% to rental income. We have agreed on a condemnation value of $14.3 million, subject to certain terms, with the governmental authority and anticipate closing of this transaction in mid-2004. As the condemnation proceeds anticipated are in excess of our carrying value, we have not recorded any impairment in value of the property.

On July 31, 2003 we sold the street retail property located at 4925 Bethesda Avenue in Bethesda, Maryland for $1.1 million resulting in a gain of $157,000.

On September 12, 2003 we sold the development property located in Washington County, Oregon for $9.7 million resulting in a gain of $1.9 million.

On September 15, 2003 we sold the street retail property located in Brookline, Massachusetts for $8.2 million resulting in a gain of $4.3 million.

On September 22, 2003 we sold the street retail property located in North Evanston, Illinois for $1.7 million resulting in a gain of $780,000.

During the first nine months of 2003, we loaned an additional $2.4 million to existing borrowers at a weighted average interest rate of 9.7%.

NOTE C—MORTGAGES AND CONSTRUCTION LOANS PAYABLE, NOTES PAYABLE AND OTHER LONG TERM DEBT

On October 8, 2003, we closed on a new $550 million unsecured credit facility to replace our existing $300 million revolving credit facility and $125 million term loan, both of which were due to mature on December 19, 2003. The new credit facility consists of a $150 million five-year term loan, a $100 million three-year term loan, and a $300 million three-year revolving credit facility, with a one-year extension option. The term loans bear interest at LIBOR plus 95 basis points, while the revolving facility bears interest at LIBOR plus 75 basis points. Covenants under the new credit facility are substantially the same type as were required under the previous facility. Had the new facility been in place on September 30, 2003, we would have been in compliance with all covenants of that facility. Concurrent with the replacement of our $125 million term loan with a new loan, we unwound the related interest rate swaps which were due to expire on December 19, 2003 at of cost of approximately $1.1 million.

At September 30, 2003 there was $198 million borrowed under our $300 million revolving credit facility. The maximum amount drawn during the first nine months of 2003 was $225 million. The weighted average interest rate on borrowings for the nine months ended September 30, 2003 was 2.0%. The facility requires us to comply with various financial and other covenants, including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At September 30, 2003, we were in compliance with all loan covenants.

On February 11, 2003 the $24.4 million Woodmont East construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

On June 23, 2003 our $75 million, 5 ¼% Convertible Subordinated Debentures, originally due to mature on October 28, 2003, were paid off through borrowings under our revolving credit facility.

NOTE D—SHAREHOLDERS’ EQUITY

During the first nine months of 2003, options for 419,500 shares at prices ranging from $28.01 to $35.91 per share, fair market value at the dates of award, were awarded to certain of our officers, employees and Trustees. The options vest over a six month period for Trustees and a three year period for officers and employees.

On May 14, 2003 we issued 3.2 million common shares at $30.457 per share ($31.48 gross, before an aggregate 3.25% underwriters discount and selling concession), netting $98.6 million in cash proceeds.

On June 13, 2003 we redeemed our $100 million Series A Cumulative Redeemable Preferred Shares using the proceeds from the May 14, 2003 common stock offering and additional borrowings.

NOTE E—INTEREST EXPENSE

We incurred interest totaling $66.4 million during the first nine months of 2003 and $64.7 million during the first nine months of 2002, of which $11.8 million and $19.4 million, respectively, was capitalized in connection with development projects. Interest paid was $61.4 million in the first nine months of 2003 and $61.0 million in the first nine months of 2002.

NOTE F—COMMITMENTS AND CONTINGENCIES

We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

We are currently committed to invest approximately $8.0 million in six restaurant joint ventures at Santana Row. As of September 30, 2003 we have invested approximately $7.8 million,

$2.8 million of which was invested in 2003. We do not anticipate having to make any further investments beyond our original commitment, nor are we obligated to do so. These joint ventures are accounted for using the equity method of accounting.

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company (“RPC”), an unaffiliated third party, has the right to require us and the two other minority partners to purchase from half to all of RPC’s 37.5% interest in Congressional Plaza, including the Congressional Apartments, at the interest’s then-current fair market value. Based on management’s current estimate of fair market value, our estimated liability upon exercise of the put option is approximately $34.8 million. In conjunction with the construction of apartments currently taking place at the property, we have agreed to acquire an additional 7.5% interest in Congressional Plaza from RPC, thereby lowering their ownership percentage to 30%, in exchange for funding approximately $7 million of RPC’s share of the redevelopment cost. The development funding has taken place through the first three quarters of 2003 and the transaction is anticipated to be completed by year end. After the completion of this transaction, our estimated liability upon the exercise of the put option will be approximately $28 million.

Under the terms of various other partnerships which own shopping center properties with a cost of approximately $103 million, including one of the two shopping centers purchased in the first quarter of 2003, the partners have the right to exchange their 839,828 operating units for cash or the same number of our common shares, at our option. On February 14, 2003 we paid $333,000 to redeem 12,000 operating units. On April 3, 2003 we issued 64,952 of our common shares valued at $1.9 million in exchange for 64,952 operating units.

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

Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) on March 13, 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Houston Street and the surrounding area have been designated by the City as a Reinvestment Zone (the “Zone”). The City agreed to facilitate redevelopment of the Zone by undertaking and financing certain public improvements based on our agreement to redevelop our properties in the Zone. Under the terms of the Agreement, the City issued debt to fund specific public improvements within the Zone. The initial and primary source of funding to the City for repayment of the debt and debt service is the incremental tax revenue that accretes to the City as the taxable value of the redeveloped properties within the Zone increases. We are required to issue an annual letter of credit, commencing on October 1, 2002 through September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000. Our obligation under this agreement is estimated to range from $1.6 million to $3.0 million of which approximately $360,000 has been funded in 2003. We were not required to provide any funding in 2002 or for the semi-annual payment due March 15, 2003. We have accrued for additional payments of $1.2 million as of September 30, 2003 as part of the project costs due to the estimated shortfall of incremental tax revenues to the City. We could be required to provide funding beyond the $1.2 million currently accrued under the Agreement prior to its expiration on September 30, 2014. We do not anticipate that such obligation would exceed $600,000 in any year nor exceed $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

NOTE G—COMPONENTS OF RENTAL INCOME

The components of rental income for the periods ended September 30 are as follows (in thousands):

	Nine months ending September 30,		Three months ending September 30,
	2003	2002	2003	2002
Retail Properties
Minimum rents	$188,810	$173,771	$63,903	$58,742
Cost reimbursements	42,104	33,861	13,613	11,761
Percentage rents	4,495	3,526	1,261	729
Apartments	6,073	2,374	2,610	809

	$241,482	$213,532	$81,387	$72,041

NOTE H—RESTRUCTURING EXPENSE

On December 20, 2002, we announced the resignation of Steven J. Guttman as Trustee, Chief Executive Officer and Chairman of the Board of Trustees effective January 1, 2003. Donald C. Wood, our then President and Chief Operating Officer, was named Chief Executive Officer and a member of the Board of Trustees. Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board. As a result of this transition, we recorded a charge of $13.8 million in the fourth quarter of 2002 for payments and benefits to Mr. Guttman pursuant to his contractual arrangements with the Trust and for other transition related costs. Of this amount, $7.9 million had not been paid as of December 31, 2002. $6.9 million of that unpaid amount was paid in the first nine months of 2003 bringing the remaining unpaid balance as of September 30, 2003 to $1.0 million. These unpaid amounts will be paid out through December 31, 2005 in accordance with Mr. Guttman’s contractual arrangements.

NOTE I—DISCONTINUED OPERATIONS

In the third quarter of this year, we sold three retail properties and one undeveloped parcel for a total gain of $7.2 million. In addition, we sold a street retail property for a gain of $551,000 during the second quarter of 2003. During the second quarter of 2002, we sold six properties for a combined gain of $19.1 million. The results of operations from these properties, reported as income from operations of discontinued assets in accordance with Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, was $309,000 for the nine months ended September 30, 2003 and $1,567,000 for the nine months ended September 30, 2002 on total revenues of $628,000 and $2.8 million for the same periods, respectively. The property sold in the second quarter of 2003 was a component of our Mid-Atlantic region while those operating properties sold in the third quarter were components of the Northeast (two properties) and Mid-Atlantic (one property). The undeveloped parcel sold in the third quarter of 2003 was part of our West segment. Four of the properties sold in 2002 were components of our Northeast region and two were components of our Western region.

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

NOTE K—SEGMENT INFORMATION

We operate our portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”.

A summary of our operations by geographic region is presented below (in thousands):

	Nine months ended September 30, 2003
	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$91,263	$111,893	$38,326	$—	$241,482
Other property income	3,732	5,502	3,957	—	13,191
Interest and other income	2,545	269	991	—	3,805
Rental expense	(18,468)	(24,122)	(17,478)	—	(60,068)
Real estate tax	(12,740)	(9,765)	(3,168)	—	(25,673)

Property operating income	66,332	83,777	22,628	—	172,737
Interest expense	—	—	—	(54,550)	(54,550)
Administrative expense	—	—	—	(9,642)	(9,642)
Depreciation and amortization	(20,678)	(21,410)	(11,622)	(513)	(54,223)

Income before minority interests and discontinued operations	$45,654	$62,367	$11,006	$(64,705)	$54,322

Capital expenditures	$6,863	$49,649	$108,302	$—	$164,814

Real estate assets	$749,190	$874,653	$751,705	$—	$2,375,548

	Nine months ended September 30, 2002
	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$87,824	$100,653	$25,055	$—	$213,532
Other property income	4,356	5,479	1,557	—	11,392
Interest and other income (expense)	2,968	697	97	—	3,762
Rental expense	(16,159)	(22,371)	(10,666)	—	(49,196)
Real estate tax	(11,836)	(8,844)	(2,237)	—	(22,917)

Property operating income	67,153	75,614	13,806	—	156,573
Interest expense	—	—	—	(45,313)	(45,313)
Administrative expense	—	—	—	(10,209)	(10,209)
Restructuring expense	—	—	—	(8,489)	(8,489)
Depreciation and amortization	(20,739)	(20,208)	(6,157)	(614)	(47,718)

Income before minority interests and discontinued operations	$46,414	$55,406	$7,649	$(64,625)	$44,844

Capital expenditures	$8,506	$23,896	$179,185	$—	$211,587

Real estate assets	$745,794	$817,283	$691,463	$—	$2,254,540

	Three months ended September 30, 2003
	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$30,342	$37,501	$13,544	$—	$81,387
Other property income	1,447	1,906	1,558	—	4,911
Interest and other income	825	71	35	—	931
Rental expense	(5,875)	(7,501)	(5,750)	—	(19,126)
Real estate tax	(4,375)	(3,540)	(1,083)	—	(8,998)

Property operating income	22,364	28,437	8,304	—	59,105
Interest expense	—	—	—	(18,719)	(18,719)
Administrative expense	—	—	—	(3,221)	(3,221)
Depreciation and amortization	(6,846)	(7,284)	(4,408)	(172)	(18,710)

Income before minority interests and discontinued operations	$15,518	$21,153	$3,896	$(22,112)	$18,455

Capital expenditures	$2,375	$5,938	$26,128	$—	$34,441

Real estate assets	$749,190	$874,653	$751,705	$—	$2,375,548

	Three months ended September 30, 2002
	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$29,267	$34,490	$8,284	$—	$72,041
Other property income	1,645	2,299	468	—	4,412
Interest and other income (expense)	824	262	558	—	1,644
Rental expense	(5,257)	(7,751)	(4,442)	—	(17,450)
Real estate tax	(4,032)	(3,052)	(729)	—	(7,813)

Property operating income	22,447	26,248	4,139	—	52,834
Interest expense	—	—	—	(13,540)	(13,540)
Administrative expense	—	—	—	(3,713)	(3,713)
Depreciation and amortization	(6,866)	(6,870)	(2,107)	(194)	(16,037)

Income before investors’ share of operations and discontinued operations	$15,581	$19,378	$2,032	$(17,447)	$19,544

Capital expenditures	$1,471	$5,149	$67,713	$—	$74,333

Real estate assets	$745,794	$817,283	$691,463	$—	$2,254,540

There are no transactions between geographic areas.

Federal Realty Investment Trust

S.E.C. FORM 10-Q

September 30, 2003

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

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of September 30, 2003, we owned or had an interest in 60 community and neighborhood shopping centers, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 53 urban, mixed-use properties, and one apartment complex, all located in strategic metropolitan markets across the United States. Our properties, excluding Santana Row, were 94.3% leased at September 30, 2003, 93.6% leased at June 30, 2003 and 95.5% leased at September 30, 2002. Including Santana Row, we were 93.9% leased at September 30, 2003 and 93.1% leased at June30, 2003.

Recent Developments

On October 8, 2003, we closed on a new $550 million unsecured credit facility which replaced our $300 million revolving credit facility and $125 million term loan, both of which were due to mature on December 19, 2003. The new credit facility consists of a $150 million five-year term loan, a $100 million three-year term loan, and a $300 million three-year revolving credit facility, with a one-year extension option. The term loans bear interest at LIBOR plus 95 basis points, while the revolving facility bears interest at LIBOR plus 75 basis points. Covenants under the new credit facility are substantially the same type as were required under the previous facility. Had the new facility been in place on September 30, 2003, we would have been in compliance with all covenants of that facility. Concurrent with the replacement of our $125 million term loan with a new loan, we unwound the related interest rate swaps which were due to expire on December 19, 2003 at of cost of approximately $1.1 million.

We acquired Mercer Mall, a community shopping center located in Mercer County, New Jersey, on October 15, 2003. Mercer Mall contains approximately 406,000 square feet of retail space and was acquired in part in fee simple and in part through a master lease with a fixed purchase price option for $55 million in 2023. The total acquisition cost was $10.9 million and was paid in cash from proceeds of previous property dispositions. The main portion of the center is held under a 25-year master lease with initial annual base rent of approximately $4.0 million rising to approximately $4.8 million by 2009. If we fail to exercise our purchase option, the owner of Mercer Mall has an option which would require us to purchase Mercer Mall for $60 million in 2025

On October 31, 2003, we acquired Plaza del Mercado, a 96,000 square foot shopping center located in Silver Spring, Maryland. The center was originally developed in 1969 and is approximately 97% leased. The purchase price of the property of approximately $20 million was paid from borrowings under our line of credit and proceeds from the disposition of 234 Greenwich Avenue.

In a separate transaction on October 31, 2003, we sold a 15,000 square foot street retail asset located at 234 Greenwich Avenue in Greenwich, Connecticut for approximately $7.5 million. As a result of this sale, the Trust will record a gain of approximately $4.5 million in the fourth quarter of 2003.

In accordance with our previous announcement regarding the closing of three of our five Kmart locations, Kohl’s Corporation has assumed the previous Kmart lease at Fresh Meadows located in Queens, New York and we have re-claimed the leases for both the Flourtown, Pennsylvania and Leesburg, Virginia locations. Based on the demographics at these centers and the rent previously paid by Kmart we believe that these spaces will be re-leased or redeveloped on favorable terms.

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

Dispositions

In the third quarter of this year, we sold three retail properties and one undeveloped parcel for gross cash proceeds of $20.7 million. The properties sold were Coolidge Corner in Brookline, MA (13,000 retail square feet), Tanasbourne in Washington County, OR (undeveloped), 4925 Bethesda Avenue in Bethesda,MD (3,400 square feet) and 2106 Central Avenue in Evanston, IL (19,000 square feet). The combined gain on the dispositions was $7.2 million. The net proceeds were used to reduce current borrowings under our credit facility or held in cash to be used to fund acquisitions which took place in October 2003 (see ‘Recent Developments” above).

On June 16, 2003 we sold the street retail property located at 4929 Bethesda Avenue in Bethesda, Maryland for $1.5 million resulting in a gain of $551,000. Net proceeds were used to reduce borrowings under our credit facility.

For the nine months ended September 30, 2003, gross cash proceeds from dispositions were $22.2 million. Costs of dispositions were approximately $1 million which resulted in net proceeds from sale of real estate for the first nine months of 2003 being $21.2 million compared to net proceeds in 2002 for the same period of $7.4 million.

During the first quarter of 2003 an action was filed by a local governmental authority to condemn a shopping center in Rockville, Maryland, owned by one of our partnerships to facilitate the authority’s redevelopment of its town center. The shopping center has a cost basis of $10.5 million and contributes less than 1% to rental income. We have agreed on a condemnation value of $14.3 million, subject to certain terms, with the governmental authority and anticipate closing of this transaction in mid-2004. As the condemnation proceeds anticipated are in excess of our carrying value, we have not recorded any impairment in value of the property.

2003 Financing Developments

A $5.9 million loan receivable, which currently bears interest at 7.88% and is secured by an office building in San Francisco, California, was due February 28, 2003 but was not repaid on the due date. We are currently negotiating with the borrower to extend the loan for one year. We believe that the loan is collectible and as such, no reserve has been established at this time.

On February 11, 2003, the $24.4 million Woodmont East construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

On May 14, 2003, we issued 3.2 million common shares at $30.457 per share ($31.48 gross, before an aggregate 3.25% underwriters discount and selling concession), netting $98.6 million in cash proceeds.

On June 13, 2003, we redeemed our $100 million Series A Cumulative Redeemable Preferred Shares using the proceeds from the May 9, 2003 common stock offering and additional borrowings.

On June 23, 2003, we redeemed and paid in full our $75 million, 5 ¼% Convertible Subordinated Debentures originally due to mature on October 28, 2003, through borrowings under our revolving credit facility.

Santana Row

In 2003, our single largest development capital need has been the completion of Phase I and Phase II of Santana Row, a multi-phase mixed-use project being built on 42 acres in San Jose, California in the heart of Silicon Valley. The project consists of residential, retail and hotel components, creating a community with the feel of an urban district.

Phase I of the project includes Santana Row, the “1,500 foot long main street” and eight buildings which contain approximately 444,000 square feet of retail space, 255 residential units, a 213 room hotel and the supporting infrastructure. The first building, containing 40,000 square feet has been leased to Crate & Barrel which opened on June 27, 2002. Six of the remaining seven buildings, consisting of approximately 317,000 square feet of retail space, opened on

November 7, 2002. The remaining building, “Building Seven,” contained approximately 87,000 square feet of retail space, approximately 1,000 parking spaces and 246 residential units until a fire on August 19, 2002, prior to its scheduled opening. The fire in August 2002 destroyed all but 11 of the 246 residential units and damaged the retail units and a parking structure resulting in a delay of the opening of the retail units from September 2002 until February 2003.

We estimate the total cost of Phase I to be approximately $443 million, net of related insurance proceeds. The cost of rebuilding the destroyed portion of Building Seven would amount to nearly $60 million. The rebuilding of Building Seven has been approved by management with construction anticipated to start in late 2003 and be completed in 2005.

As of September 30, 2003, approximately 367,000 square feet, or 83%, of the Phase I retail space is leased, of which approximately 300,000 square feet, or 68%, of the Phase I retail space is open. Of the 255 residential units available for lease, 244 units or 96% have signed leases of which 93% are occupied.

We estimate our loss from the fire in August 2002 to be in excess of $120 million, which includes costs to clean-up, repair and rebuild as well as soft (non-construction) costs and lost rents. We believe that our insurance will cover substantially all of our losses from the fire and that our recovery will be in excess of $120 million. As of September 30, 2003, we have received approximately $102.1 million in insurance reimbursements which have been used to offset the costs of clean-up and the cost basis of the damaged property. A gain of $200,000 was recognized in the second quarter of 2003 to account for that portion of the insurance proceeds received in excess of costs of the constructed assets and the associated reconstruction. Because the final amount of our insurance recovery has not yet been resolved with our carrier, insurance proceeds expected to be received over and above those received to date have not been recorded in our September 30, 2003 financial statements. We currently anticipate final resolution of our claim in the fourth quarter of 2003.

The success of Santana Row will depend on many factors which cannot be assured and are not entirely within our control. These factors include among others, the demand for retail and residential space, the cost of operations, including utilities and insurance, the availability and cost of capital and the general economy, particularly in and around the Silicon Valley.

On February 7, 2003, we announced plans for Phase II of Santana Row, which includes approximately 84,000 square feet of retail space on two pad sites and 275 additional parking spaces. 95% of the Phase II retail space has been pre-leased to Best Buy and The Container Store. Total development costs for Phase II are expected to be approximately $26 million. The Container Store opened in October 2003 and Best Buy is scheduled to open in November 2003.

Results of Operations

Throughout this section, we have provided certain information on a “same center” basis. Information provided on a same center basis is provided only for those properties owned and operated for the entirety of both periods being compared and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold and properties under development during the periods being compared are excluded from our same center analysis. Same center basis excludes (i) those properties discussed above under “Acquisitions,” (ii) those properties that had been sold as discussed above under “Dispositions” and (iii) Santana Row which was under construction for most of 2002.

Comparison of 2003 to 2002—Nine Months Ended September 30

(in thousands)	2003	2002	Increase / (Decrease)	% Change
Rental Income	$241,482	$213,532	$27,950	13.1%
Other property income	13,191	11,392	1,799	15.8%
Interest and other income	3,805	3,762	43	1.1%

Total revenues	258,478	228,686	29,792	13.0%

Rental expenses	60,068	49,196	10,872	22.1%
Real estate taxes	25,673	22,917	2,756	12.0%

Total expenses	85,741	72,113	13,628	18.9%

Property operating income	172,737	156,573	16,164	10.3%
Interest	54,550	45,313	9,237	20.4%
Administrative	9,642	10,209	(567)	-5.6%
Restructuring	0	8,489	(8,489)
Depreciation and amortization	54,223	47,718	6,505	13.6%

Total other expenses	118,415	111,729	6,686	6.0%

Income before minority interests and discontinued operations	54,322	44,844	9,478	21.1%
Minority interests	(3,257)	(3,357)	100	-3.0%
Operating income from discontinued operations	309	1,567	(1,258)	-80.3%
Gain on sale of real estate net of loss on abandoned developments held for sale	7,723	9,454	(1,731)	-18.3%

Net income	$59,097	$52,508	$6,589	12.5%

    Revenue

Total revenues increased $29.8 million, or 13.0%, to $258.5 million for the nine months ended September 30, 2003, as compared to $228.7 million for the nine months ended September 30, 2002. The primary components of the increase in total revenues are discussed below.

Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries for common area maintenance, insurance and real estate taxes. The increase in rental income of $28.0 million, or 13.1%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is attributable to:

•	an increase of $14.0 million, or 6.6%, on a same center basis, due primarily to an approximately $7.6 million increase in minimum rents which reflect increased rental rates at redeveloped and retenanted centers, as well as increased rental rates associated with lease rollovers; increased cost recoveries of approximately $6.3 million, which reflect increased rental expenses, the majority of which are snow removal costs; and increased real estate tax expense;

•	an increase of $11.7 million in rental income from Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

•	an increase of $2.2 million from South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003.

Same center rental income, excluding the contribution from property redevelopments and expansions, for the nine months ended September 30, 2003 increased 5.6% from 2002, reflecting increases due to increases in rental rates, cost recoveries, retenanting and lease rollovers as described above.

Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. The increase in other property income of $1.8 million, or 15.8%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is attributable mainly to an increase of $2.4 million at Santana Row as the project began phasing into service in the fourth quarter of 2002. In 2002, we earned a non-recurring fee of $800,000 for granting a perpetual easement to a residential development adjacent to Pentagon Row.

Interest and Other Income. Interest and other income includes interest earned on mortgage notes receivable, overnight cash investments, including tax-deferred exchange escrow deposits, if applicable, and security deposits. Interest and other income remained relatively unchanged for the nine months ended September 30 at $3.8 million.

Interest from mortgage notes receivable decreased approximately $1.2 million in 2003, reflecting the payoff of a $10 million mortgage note in July 2002 and the payoff of a $3.2 million note in August 2002 offset by increased interest on other notes. During 2003, however, losses related to our unconsolidated restaurant joint ventures decreased approximately $1.3 million to less than $300,000 in 2003 compared to $1.5 million in 2002 when a provision for estimated losses related to the restaurant joint ventures was recorded.

A $200,000 gain recognized from insurance proceeds at Santana Row in 2003 was offset by a decrease in interest earned on invested funds, reflecting lower cash and non-mortgage note balances and lower interest rates.

    Expenses

Total property operating expenses increased $13.6 million to $85.7 million for the nine months ended September 30, 2003, as compared to $72.1 million for the nine months ended September 30, 2002. The components of the increase in total property operating expenses are discussed below.

Rental Expense. The increase in rental expense of $10.9 million, or 22.1%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is attributable to:

•	an increase of $6.5 million in rental expenses at Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

•	an increase of $3.8 million, or 8.4%, on a same center basis due primarily to increased snow removal costs in our Northeast and Mid Atlantic regions; and

•	an increase of $600,000 attributable to expenses associated with South Valley Shopping Center and Mount Vernon Plaza, both of which were acquired in the first quarter of 2003.

Rental expense as a percentage of rental income plus other property income increased from 21.9% for the first nine months of 2002 to 23.6% for the first nine months of 2003 due primarily to the initial operating expenses at Santana Row as the property phases into service and the increased snow removal costs incurred in the first quarter of 2003.

Real Estate Taxes. The increase in real estate taxes of $2.8 million, or 12.0%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is attributable to increased taxes on new development projects, recently redeveloped properties and overall increases in tax assessments. On a same center basis, real estate taxes increased 6.9%.

Property Operating Income. As a result of the changes and variances explained above, property operating income, total income less rental expenses and real estate taxes, increased $16.2 million, or 10.3%, to $172.7 million for the nine months ended September 30, 2003 as compared to $156.6 million for the nine months ended September 30, 2002. Same center property operating income increased $7.7 million or 4.8% for the nine months ended September 30, 2003. Excluding the contribution from property redevelopments and expansions same center property operating income increased 4.3%.

    Other Expenses

Total other expenses increased $6.7 million, or 6.0%, to $118.4 million for the nine months ended September 30, 2003 as compared to $111.7 million for the nine months ended September 30, 2002. The primary components of the decrease in total other expenses are discussed below.

Interest Expense. In the first nine months of 2003, we incurred interest of $66.4 million, of which $11.8 million was capitalized yielding interest expense of $54.6 million, as compared to interest incurred of $64.7 million in 2002, of which $19.4 million was capitalized yielding interest expense of $45.3 million. The increase in interest expense of $9.2 million, or 20.4%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is attributable to:

•	lower capitalized interest, mostly at the Santana Row project reflecting the phasing into operations of the project; and

•	interest on the $150 million 6.125% senior notes issued in November 2002 partially offset by lower mortgage loan interest on the Santana Row construction loan which was paid off in November 2002; and

•	increased interest on our revolving credit facility as the average balance on the facility increased from $44.7 million in the first nine months of 2002 to $113.7 million in the first nine months of 2003. This interest increase due to the higher loan balance was slightly offset by a decrease in the weighted average interest rate on the loan from 2.7% as of September 30, 2002 to 2.0% as of September 30, 2003; offset by

•	lower mortgage loan interest as the Woodmont East construction loan and Friendship Center mortgage were paid off in February 2003 which offset the additional mortgage interest incurred as a result of the mortgage assumed with the Mount Vernon Plaza acquisition; and

•	lower bond interest reflecting the June 2003 payoff of the $75 million 5 ¼% Convertible subordinated debentures.

The ratio of earnings to combined fixed charges (consisting of interest on borrowed funds, including capitalized interest, amortization of debt discount and expenses and the portion of rent expense representing an interest factor) and preferred dividends was 1.34x and 1.11x for the first nine months of 2003 and 2002, respectively.

The ratio of earnings to fixed charges was 1.59x and 1.36x for the first nine months of 2003 and 2002, respectively.

The ratio of earnings before interest, income taxes, depreciation and amortization (“EBITDA”) to combined fixed charges and preferred dividends was 2.01x for the nine months of 2003 and 1.69x for the first nine months of 2002.

EBITDA, which is a non-GAAP financial measure that is presented because we believe it provides useful information regarding our ability to service debt, should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. See “EBITDA” in this section for a reconciliation of net income to EBITDA. Excluding the one-time restructuring charge of $8.5 million in the first quarter of 2002, our ratio of earnings to combined fixed charges and preferred dividends was 1.34x and 1.22x for the first nine months of 2003 and 2002, respectively, the ratio of earnings to fixed charges was 1.59x and 1.49x for the first nine months of 2003 and 2002, respectively and the ratio of EBITDA to combined fixed charges and preferred dividends was 2.01x for the first nine months of 2003 and 1.80x for the same period in 2002.

Administrative Expense. The decrease in administrative expense of almost $600,000 or 5.6%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is attributable to:

•	lower payroll and related costs as a result of our 2002 restructuring; and

•	lower information technology expenditures; and

•	decreased income tax expense; partly offset by

•	a $360,000 reimbursement received in the first quarter of 2002, which decreased administrative expense related to acquisition costs that had been expensed in a prior period.

Administrative expenses as a percentage of total revenue decreased from 4.5% in the nine months ended September 30, 2002 to 3.7% in the nine months ended September 30, 2003.

Restructuring Charge and New Business Plan. In early 2002, we adopted a new business plan which returned our primary focus to our traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. Concurrently with the adoption of the business plan, we adopted a management succession plan and restructured our management team. In connection with these changes, we recorded a charge of $18.2 million. This charge included a reserve for a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several of our senior officers related to the management restructuring, as well as the write-off of $1.6 million of our development costs. All charges against the reserve, totaling $8.5 million, were expended during 2002.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense of $6.5 million, or 13.6%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002 reflects the impact of recent new developments, tenant improvements and property redevelopments which were placed into service throughout 2002 and the first half of 2003. The depreciation increase at Santana Row in 2003 over 2002 accounted for $4.0 million of this increase.

    Other

Minority Interests. Minority interests represents the minority partners’ financial interest in the income of certain properties. Minority interest in results of operations were almost unchanged for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Operating Income from Discontinued Operations. Beginning in 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as income from operations of discontinued assets. As a result, previously reported income will be updated for properties sold. This requirement is for presentation only and has no impact on net income. The earnings generated from the four retail properties sold in 2003 and the six properties sold in the first nine months of 2002 have been reported as operating income from discontinued operations in accordance with SFAS No. 144. The income from operations of discontinued assets for the nine months ended September 30, 2003 and September 30, 2002 was $309,000 and $1.6 million, respectively.

Gain on Sale of Real Estate Net of Loss on Abandoned Developments Held for Sale. Through the first nine months of 2003, we have recognized a gain on the sale of real estate of $7.7 million. In June 2003 we sold a street retail property located in Bethesda, Maryland with a gain of $551,000. In the third quarter of 2003 we sold three retail properties consisting of Coolidge Corner, 2106 Central Ave. and 4925 Bethesda Ave. and our undeveloped parcel in Washington County, Oregon known as Tanasbourne for gains of $4.3 million, $780,000, $157,000 and $1.9 million, respectively. In the second quarter of 2002, we sold six properties for a combined gain of $19.1 million. An additional component of our restructuring charge, as described under “Restructuring Charge and New Business Plan,” recorded in the first quarter of 2002 represented an estimated loss of $9.7 million on the abandonment of development projects held for sale. The largest part of this write-down was for Tanasbourne which was sold in September 2003 at a price above the market value determined in early 2002 . The net gain in 2002 from the sale of the six properties less the charge for the abandonment of development projects held for sale was $9.4 million.

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

Historical operating results for the three segments are as follows (in thousands):

	Nine months ending September 30,
	2003	2002
Rental Income
Northeast	$91,263	$87,824
Mid-Atlantic	111,893	100,653
West	38,326	25,055

Total	$241,482	$213,532

Property Operating Income (1)
Northeast	$66,332	$67,153
Mid-Atlantic	83,777	75,614
West	22,628	13,806

Total	$172,737	$156,573

(1)	Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes. This measure is used internally to evaluate the performance of our regional operations and we consider it to be a significant measurement.

    Northeast

As of September 30, 2003, 46 of our properties were located in the Northeast region. The Northeast region extends from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

Rental Income. The increase in rental income of $3.4 million, or 3.9%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, is mainly attributable to:

•	a net increase of approximately $1.4 million due to the increased rental income at retenanted centers, such as Lawrence Park, Ellisburg, Finley Square, Rutgers and Fresh Meadows and the balance from increased rental rates associated with lease rollovers at other properties which offset higher vacancy levels at two of the region’s shopping centers.

•	an approximately $1.4 million increase in cost recoveries reflecting the income resulting from the increased snow removal costs incurred in the region during the first quarter of 2003 and increased real estate taxes;

There was no significant contribution to rental income from property redevelopments or expansions in the first nine months of 2003 in the Northeast region.

Property Operating Income. Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes. The decrease in property operating income of approximately $800,000, or 1.2%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is attributable to:

•	an increase of $2.3 million in rental expense primarily due to the increased snow removal costs incurred in the region in the first quarter of 2003 largely offset by related cost recoveries as described above;

•	a decrease of $624,000 in other property income due primarily to lower lease termination fees

•	an increase of $900,000 in real estate tax expense as a result of higher assessments which is partly offset by related cost recoveries as described above.

Mid-Atlantic

As of September 30, 2003, 34 of our properties were located in the Mid-Atlantic region. The Mid-Atlantic region extends from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

Rental Income. The increase in rental income of $11.2 million, or 11.2%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is attributable to:

•	a net increase of approximately $4.4 million due primarily to the increased rental rates at redeveloped, expanded and retenanted centers, such as Pentagon Row, Laurel, Congressional and Mid-Pike as well as increased rental rates associated with lease rollovers; and

•	an approximately $4.3 million increase in cost recoveries reflecting the income earned as a result of the increased snow removal, utilities, insurance and real estate taxes incurred in the region during the first nine months of 2003;

•	an increase of $2.2 million from South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003.

Same center basis for the nine months ended September 30, 2003 excludes South Valley Shopping Center and Mount Vernon Plaza, which were acquired in the first quarter of 2003. Same center rental income increased $9.0 million or 9% for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Excluding the contribution from property redevelopments and expansion, rental income increased 7.9%.

Property Operating Income. The increase in property operating income of $8.2 million, or 10.8%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, is attributable to:

•	an increase of $11.2 million in rental revenue as described above; offset by

•	an increase of $1.8 million in rental expense due primarily to the increased snow removal costs, insurance costs and utilities incurred in the region in the first nine months of 2003; and

•	an increase in real estate taxes of $900,000 due to increased tax assessments

West

As of September 30, 2003, 34 of our properties, including Santana Row, were located in the West region. The West region extends from Texas to the West Coast.

Rental. The increase in rental income of $13.3 million, or 53.0%, for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, is attributable to:

•	an increase of $11.7 million in rental income from Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

•	a net increase of $1.6 million, or 6.2%, on a same center basis due primarily to the increased rental rates at redeveloped and retenanted properties in Los Angeles, California and San Antonio, Texas, as well as the increased rental income associated with lease rollovers.

Same center basis for the nine months ended September 30, 2003 excludes Santana Row, which was under development for the majority of 2002 and began phasing into service in late 2002 and through 2003. Same center rental income, excluding the contribution from property redevelopments and expansions, for the nine months ended September 30, 2003 increased 3.3% from 2002.

Property Operating Income. The increase in property operating income of $8.8 million, or 63.9%, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is attributable to:

•	an increase of $13.3 million in rental income as described above;

•	an increase of approximately $2.4 million in other income primarily due to insurance and utility recoveries paid by tenants at Santana Row; and

•	an increase of $900,000 in interest and other income due to an approximately $1.3 million decrease in 2003 from 2002 in losses related to various unconsolidated restaurant joint ventures, a $200,000 gain from an insurance settlement at Santana Row in 2003 offset by lower interest on mortgage notes receivable which were paid off in 2002, offset by

•	an increase of $7.7 million in rental expense and real estate taxes primarily at Santana Row as the project is phased into operations.

Same center property operating income in the nine months ended September 30, 2003 increased 5.5% from 2002. Same center property operating income, excluding the contribution from property redevelopments and expansions, for the nine months ended September 30, 2003 increased approximately 2.6%.

The success of Santana Row and Houston Street in San Antonio, Texas will depend on many factors which are not entirely within our control. We monitor current and long-term economic forecasts for these markets in order to evaluate the long-term financial returns of these projects. The overall return on investment in the West segment significantly lags the Northeast and Mid-Atlantic due to the phasing into service of Santana Row and Houston Street. We expect that the returns on investment in the West will continue to rise as these projects come into service but not necessarily to the same level of overall returns as generated in the other segments.

Results of Operations

Comparison of 2003 to 2002—Three Months Ended September 30

(in thousands)	2003	2002	Increase / (Decrease)	% Change
Rental Income	$81,387	$72,041	$9,346	13.0%
Other property income	4,911	4,412	499	11.3%
Interest and other income	931	1,644	(713)	-43.4%

Total revenues	87,229	78,097	9,132	11.7%

Rental expenses	19,126	17,450	1,676	9.6%
Real estate taxes	8,998	7,813	1,185	15.2%

Total expenses	28,124	25,263	2,861	11.3%

Property operating income	59,105	52,834	6,271	11.9%
Interest	18,719	13,540	5,179	38.2%
Administrative	3,221	3,713	(492)	-13.3%
Depreciation and amortization	18,710	16,037	2,673	16.7%

Total other expenses	40,650	33,290	7,360	22.1%

Income before minority interests and discontinued operations	18,455	19,544	(1,089)	-5.6%
Minority interests	(1,053)	(1,081)	28	-2.6%
Operating income from discontinued operations	21	41	(20)	-48.8%
Gain on sale of real estate	7,172	0	7,172	—

Net income	$24,595	$18,504	$6,091	32.9%

    Revenue

Total revenues increased $9.1 million, or 11.7%, to $87.2 million for the three months ended September 30, 2003, as compared to $78.1 million for the three months ended September 30, 2002. The primary components of the increase in total revenues are discussed below.

Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries for common area maintenance, insurance and real estate taxes. The increase in rental income of $9.3 million, or 13.0%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, is attributable to:

•	an increase of $4.8 million in rental income from Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

•	an increase of $3.5 million, or 4.8%, on a same center basis due primarily to an approximately $2.2 million increase in minimum rents which reflect increased rental rates at redeveloped and retenanted centers, as well as increased rental rates associated with lease rollovers and increased cost recoveries of approximately $1.5 million, which reflect increased rental expenses, such as utility and insurance costs; and

•	an increase of $1.1 million from South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003.

Same center basis for the three months ended September 30, 2003 excludes the properties sold in the first nine months of 2003, the six properties sold in 2002, South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003 and Santana Row which was under construction for most of 2002. Same center rental income excluding the contribution from property redevelopments and expansions, for the three months ended September 30, 2003 increased 3.4% from 2002, reflecting increases due to cost recoveries, retenanting and lease rollovers as described above.

Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, telephone income, merchant association dues, late fees, lease termination fees and temporary tenant income. The increase in other property income of almost $500,000, or 11.3%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, is attributable largely to an increase of other property income at Santana Row of $1.1 million as the project began phasing into service in the fourth quarter of 2002. In the third quarter of 2002, we had earned a non-recurring $800,000 fee for granting a perpetual easement to a residential development adjacent to Pentagon Row.

On a same center basis, excluding the one-time easement income, other property income increased approximately $200,000.

Interest and Other Income. Interest and other income includes interest earned on mortgage notes receivable, overnight cash investments, including tax-deferred exchange escrow deposits if applicable and security deposits. Interest and other income decreased approximately $700,000 or 43% from $1.6 million for the three months ended September 30, 2002 to $931,000 for the three months ended September 30, 2003. Interest from mortgage notes receivable decreased approximately $300,000 in 2003 reflecting the payoff of a $10 million mortgage note in July 2002 and the payoff of a $3.2 million note in August 2002. Additionally, our share of losses on our unconsolidated restaurant joint ventures recognized in the third quarter increased to $272,000 in 2003 from $100,000 in 2002 and interest on invested funds decreased in 2003 from 2002, reflecting lower interest rates.

Expenses

Total property operating expenses increased $2.8 million to $28.1 million for the three months ended September 30, 2003, as compared to $25.3 million for the three months ended September 30, 2002. The components of the increase in total property operating expenses are discussed below.

Rental Expense. The increase in rental expense of $1.7 million, or 9.6%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, is attributable to:

•	an increase of $1.7 million in rental expenses at Santana Row which was under development for most of 2002 and began phasing into service in late 2002;

•	an increase of $300,000 attributable to expenses associated with South Valley Shopping Center and Mount Vernon Plaza, both of which were acquired in the first quarter of 2003; and

•	a decrease of approximately $300,000 on a same center basis as higher utility, insurance and costs associated with expansions were offset by lower property marketing and other costs.

Rental expense as a percentage of rental income and other property income decreased from 22.8% for the three months ended September 30, 2002 to 22.2% for the three months ended September 30, 2003 due primarily to increased revenues at Santana Row resulting in decreasing expense ratios for that property.

Real Estate Taxes. The increase in real estate taxes of $1.2 million, or 15.2%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, is attributable to increased taxes on new development projects, recently redeveloped properties and overall increases in tax assessments. On a same center basis real estate taxes increased 8.9% reflecting increases in tax assessments.

Property Operating Income. As a result of the changes and variances explained above, property operating income, total income less rental expenses and real estate taxes, increased $6.3 million, or 11.9%, to $59.1 million for the three months ended September 30, 2003 as compared to $52.8 million for the three months ended September 30, 2002. Same center property operating income increased $2.2 million or 4.1% for the three months ended September 30, 2003. Excluding the contribution from property redevelopments and expansions same center property operating income increased 3.1%.

Other Expenses

Total other expenses increased $7.4 million, or 22.1%, to $40.7 million for the three months ended September 30, 2003, as compared to $33.3 million for the three months ended September 30, 2002. The primary components of the increase in total other expenses are discussed below.

Interest Expense. In the third quarter of 2003, we incurred interest of $21.2 million, of which $2.5 million was capitalized yielding interest expense of $18.7 million, as compared to interest of $21.6 million in 2002, of which $8.1 million was capitalized yielding interest expense of $13.5 million. The increase in interest expense of $5.2 million, or 38.2%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, is attributable to:

•	a decrease of approximately $5.6 million in capitalized interest, mostly at the Santana Row project reflecting the phasing into operations of the project; and

•	an increase in the interest on the $150 million 6.125% senior notes issued in November 2002, partially offset by a decrease in mortgage loan interest on the Santana Row construction loan which was paid off in November 2002; and

•	an increase in interest on our revolving credit facility as the average balance on the facility increased from $44.7 million in the first nine months of 2002 to $113.7 million in the first nine months of 2003, partially offset by a decrease in the weighted average interest rate on the loan from 2.7% as of September 30, 2002 to 2.0% as of September 30, 2003; partially offset by

•	lower mortgage loan interest as the Woodmont East construction loan and Friendship Center mortgage were paid off in February 2003 which offset the additional mortgage interest incurred as a result of the mortgage assumed with the Mount Vernon Plaza acquisition; and

•	a decrease in bond interest reflecting the June 2003 payoff of the $75 million 5.25% convertible subordinated debentures.

Administrative Expense. The decrease in administrative expense of almost $500,000, or 13.3%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, is attributable to lower payroll costs as a result of our 2002 restructuring and lower income taxes. Administrative expenses as a percentage of total revenue decreased from 4.8% in the three months ended September 30, 2002 to 3.7% in the three months ended September 30, 2003.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense of $2.7 million, or 16.7%, for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002 reflects the impact of recent new developments, tenant improvements and property redevelopments which were placed into service throughout 2002 and the first nine months of 2003. The largest single cause of the depreciation expense increase in the third quarter is the placing into service of Santana Row where depreciation rose $1.8 million.

Other

Minority Interests. Minority interests’ share of operations represents the minority partners’ interest in the income of certain properties. The results for minority interests remained relatively unchanged for the three months ended September 30, 2003, as compared to the same period in 2002.

Operating Income from Discontinued Operations. Beginning in 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as income from operations of discontinued assets. As a result, previously reported income will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. The earnings generated from the properties sold in the first nine months of 2003 and 2002 have been reported as income from operations of discontinued assets in accordance with SFAS No. 144. The income from operations of discontinued assets for the three months ended September 30, 2003 and September 30, 2002 was not significant.

Gain on Sale of Real Estate. In the third quarter of this year, we sold three retail properties and one undeveloped parcel for total gross proceeds of $20.7 million. The combined gain on the disposals was $7.2 million.

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

Historical operating results for the three segments are as follows (in thousands):

	Three months ending September 30,
	2003	2002
Rental Income
Northeast	$30,342	$29,267
Mid-Atlantic	37,501	34,490
West	13,544	8,284

Total	$81,387	$72,041

Property Operating Income (1)
Northeast	$22,364	$22,447
Mid-Atlantic	28,437	26,248
West	8,304	4,139

Total	$59,105	$52,834

(1)	Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes. This measure is used internally to evaluate the performance of our regional operations and we consider it to be a significant measurement.

Northeast

As of September 30, 2003, 46 of our properties were located in the Northeast region. The Northeast region extends from suburban Philadelphia north through New York and its suburbs into New England and west to Illinois and Michigan.

Rental Income. The increase in rental income of $1.1 million, or 3.7%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, is attributable to increased rental rates at retenanted centers, such as Ellisburg and Finley Square as well as increased rental rates associated with lease rollovers which offset higher vacancy levels at two of the region’s shopping centers.

Property Operating Income. Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes. The $83,000, or 0.4%, decrease in property operating income for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, is attributable to:

•	an increase of $1.1 million in rental revenue as described above, partially offset by

•	an approximate increase of $1.0 million in rental expense and real estate tax expense and an approximate decrease of $200,000 in other property income.

Mid-Atlantic

As of September 30, 2003, 34 of our properties were located in the Mid-Atlantic region. The Mid-Atlantic region extends from Baltimore south to metropolitan Washington, D.C. and further south through Virginia and North Carolina into Florida.

Rental Income. The increase in rental income of $3.0 million, or 8.7%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, is attributable to:

•	a net increase of approximately $1.9 million due primarily to the increased rental rates at redeveloped, expanded and retenanted centers, such as Congressional, Loehmann’s, Pentagon Row, Mid-Pike and Laurel as well as increased rental rates associated with lease rollovers; and

•	an increase $1.1 million from South Valley Shopping Center and Mount Vernon Plaza which were acquired in the first quarter of 2003.

Same center basis for the three months ended September 30, 2003 excludes South Valley Shopping Center and Mount Vernon Plaza, which were acquired in the first quarter of 2003. Same center rental income increased $1.9 million, or 5.5%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Excluding the contribution from property redevelopments and expansions, rental income increased 3.9%.

Property Operating Income. The increase in property operating income of $2.2 million, or 8.3%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, is attributable mainly to:

•	an increase of $3.0 million in rental revenue as described above and a reduction in rental expenses of $250,000; partially offset by

•	an increase of $500,000 in real estate taxes due to increased tax assessments; and

•	a decrease of approximately $400,000 in other income due primarily to non-recurring income in 2002 for granting a perpetual easement; and

•	a decrease of $200,000 in interest income.

West

As of September 30, 2003, 34 of our properties, including Santana Row, were located in the West region. The West region extends from Texas to the West Coast.

Rental. The increase in rental income of $5.3 million, or 63.5%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, is attributable to:

•	an increase of $4.8 million in rental income from Santana Row which was under development for most of 2002 and began phasing into service in late 2002; and

•	a net increase of $444,000, or 5.3%, on a same center basis due primarily to the increased rental rates at redeveloped and retenanted properties in Los Angeles, California and San Antonio, Texas, as well as the increased rental income associated with lease rollovers.

Same center basis for the three months ended September 30, 2003 excludes Santana Row, which was under development for the majority of 2002 and began phasing into service in late 2002 and through 2003. Same center rental income excluding the contribution from property redevelopments and expansions increased $200,000 or 2.3% for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Property Operating Income. The property operating income increase of $4.2 million, or over 100%, for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, is attributable to:

•	an increase of $5.3 million in rental income as described above;

•	an increase of $1.1 million in other property income primarily due to increased insurance and utility recoveries paid by tenants at Santana Row; offset by

•	a decrease of $500,000 in interest and other income, mainly as a result of the repayment of a mortgage note receivable; and

•	an increase of $1.7 million in rental expense and real estate taxes primarily at Santana Row as the project is phased into operations.

Same center property operating income in the three months ended September 30, 2003 increased approximately $790,000 from 2002 due to the increase in rental income as described above and a decrease in rental expenses. Same center property operating income excluding the contribution from property redevelopments and expansions, for the three months ended September 30, 2003 increased approximately $778,000 from 2002.

Liquidity and Capital Resources

The following table provides a summary of our fixed, noncancelable obligations as of September 30, 2003.

	Commitments Due by Period (in thousands)
Contractual Obligations (a)(b)(c)(d)(e)(f)	Total	Remainder of 2003	2004	2005	2006	2007 and Thereafter
Current and long-term debt (g)	$1,120,317	$323,389	$42,568	$87,536	$167,773	$499,051
Capital lease obligations, principal only	104,206	66	281	653	798	102,408
Operating leases	292,711	1,077	4,320	8,705	8,821	269,788
Development and redevelopment obligations	16,549	—	11,273	3,155	2,121	—
Restaurant joint ventures	421	—	421	—	—	—
Contractual operating obligations	3,822	1,294	1,998	513	17	—

Total contractual cash obligations	$1,538,026	$325,826	$60,862	$100,563	$179,529	$871,247

(a)	Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986 Rockville Plaza Company (“RPC”), an unaffiliated third party, has the right to require us and the two other minority partners to purchase from half to all of RPC’s 37.5% interest in Congressional Plaza, including the Congressional Apartments, at the interest’s then-current fair market value. Based on management’s current estimate of fair market value, our estimated liability upon exercise of the put option is approximately $34.8 million. In conjunction with the construction of apartments currently taking place at the property, we have agreed to acquire an additional 7.5% interest in Congressional Plaza from RPC, thereby lowering their ownership percentage to 30%, in exchange for funding approximately $7 million of RPC’s share of the redevelopment cost. The development funding has taken place through the first three quarters of 2003 and the transaction is anticipated to be completed by year end. After the completion of this transaction, our estimated liability upon the exercise of the put option will be approximately $28 million.
(b)	Under the terms of four other partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price may be paid in cash or for two of the partnerships, a limited number of our common shares at the election of the other partners. In those partnerships, if the other partners do not redeem their interest, we may choose to purchase the limited partnership interests upon the same terms.
(c)	Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) on March 13, 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Houston Street and the surrounding area have been designated by the City as a Reinvestment Zone (the “Zone”). The City agreed to facilitate redevelopment of the Zone by undertaking and financing certain public improvements based on our agreement to redevelop our properties in the Zone. Under the terms of the Agreement, the City issued debt to fund specific public improvements within the Zone. The initial and primary source of funding to the City for repayment of the debt and debt service is the incremental tax revenue that accretes to the City as the taxable value of the redeveloped properties within the Zone increases. We are required to issue an annual letter of credit, commencing on October 1, 2002 through September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000. Our obligation under this agreement is estimated to range from $1.6 million to $3.0 million of which approximately $360,000 has been funded in 2003. We have accrued for additional payments of $1.2 million as of September 30, 2003 as part of the project costs in anticipation of a shortfall of incremental tax revenues to the City. We could be required to provide funding beyond the $1.2 million currently accrued under the Agreement prior to its expiration on September 30, 2014. We do not anticipate that such obligation would exceed $600,000 in any year nor exceed $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

(d)	Under the terms of various other partnerships which own shopping center properties with a cost of approximately $103 million, including one of the two shopping centers purchased in the first quarter of 2003, the partners have the right to exchange their 839,828 operating units for cash or the same number of our common shares, at our option. On February 14, 2003 we paid $333,000 to redeem 12,000 operating units. On April 3, 2003 we issued 64,952 of our common shares valued at $1.9 million in exchange for 64,952 operating units.
(e)	In addition to our contractual obligations we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row.
(f)	On October 15, 2003, we acquired Mercer Mall, a retail shopping center, in part in fee simple and in part through a master lease with a fixed purchase price option for $55 million in 2003. If we fail to exercise our purchase option, the owner of Mercer Mall has an option which will require us to purchase Mercer Mall for $60 million in 2025. This commitment is excluded from the table as it occurred subsequent to quarter end.
(g)	As of September 30, 2003, our current contractual payment obligations due within one year total approximately $323 million. Included in this amount is $198 million that represents our revolving credit facility and term loan which were scheduled to mature on December 19, 2003 and were repaid in full in October 2003.

Cash and cash equivalents were $33.7 million and $23.1 million at September 30, 2003 and December 31, 2002, respectively. This $10.6 million increase in cash on hand is largely attributable to cash proceeds from the sale of real estate in late September 2003.

(in thousands)	For the Nine Months Ended September 30, 2003
Cash Used in Investing Activities	$(58,847)
Cash Provided by Operating Activities	90,009
Cash Used In Financing Activities	(20,629)

Increase in Cash and Cash Equivalents	10,533
Cash and Cash Equivalents, Beginning of Period	23,123

Cash and Cash Equivalents, End of Period	33,656

Investing Activities

The cash used in investing activities for the nine months ended September 30, 2003 of $58.9 million is attributable to:

•	$15.6 million for the acquisition of South Valley Shopping Center and Mount Vernon Plaza;

•	$107.1 million for the development of Santana Row, offset by insurance proceeds received of $81.1 million;

•	$25.2 million of capital expenditures relating to improvements to common areas, tenant work, Santana Row restaurant joint venture investments and various redevelopments; and

•	$2.4 million of additional mortgage notes made to existing borrowers; offset by

•	$21.2 million in net sale proceeds from the sale of 4929 Bethesda Avenue and 4925 Bethesda Avenue in Bethesda, MD, vacant land in Washington County, OR, Coolidge Corner in Brookline, MA, 2106 Central Avenue in Evanston, IL.

Operating Activities

The cash provided by operating activities for the nine months ended September 30, 2003 of $90.0 million is attributable to property operations including changes in working capital.

Financing Activities

The cash used in financing activities for the nine months ended September 30, 2003 of $20.6 million is attributable to:

•	$127.0 million of net proceeds under our credit facility;

•	$98.6 million of net proceeds received from the issuance of 3.2 million common shares in a public offering; and

•	$51.4 million of net proceeds received from the issuance of common shares under our dividend reinvestment plan and exercise of common stock options.

The cash provided by financing activities was offset by:

•	$100.0 million redemption of our Series A Preferred Shares;

•	$78.5 million of distributions to shareholders;

•	$75.0 million repayment of our 5.25% Convertible Subordinated Debentures;

•	$41.5 million payoff and retirement of the Woodmont East construction loan and the Friendship Center mortgage;

•	$750,000 of principal payments on mortgages, capital leases and notes payable; and

•	a $1.9 million decrease in minority interest.

Debt Financing Arrangements

As of September 30, 2003, we had total debt outstanding of $1.1 billion.

The following is a summary of our total debt outstanding as of September 30, 2003 (dollars in thousands):

Description of Debt	Original Debt Issued or Available	Principal Balance as of September 30, 2003	Interest Rate as of September 30, 2003	Maturity Date
Mortgage and Construction Loans
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston Street	345	240	7.500%	October 6, 2008
Federal Plaza	36,500	35,638	6.750%	June 1, 2011
Tysons Station	7,000	6,782	7.400%	September 1, 2011
Barracks Road	44,300	44,300	7.950%	November 1, 2015
Hauppauge	16,700	16,700	7.950%	November 1, 2015
Lawrence Park	31,400	31,400	7.950%	November 1, 2015
Wildwood	27,600	27,600	7.950%	November 1, 2015
Wynnewood	32,000	32,000	7.950%	November 1, 2015
Brick Plaza	33,000	33,000	7.415%	November 1, 2015
Mount Vernon (1)	13,250	13,148	5.660%	April 15, 2028

Total Mortgage and Construction Loans		$250,708

Notes Payable
Unsecured Fixed Rate
Term note with banks (2)	$125,000	$125,000	6.22%	December 19, 2003
Perring Plaza Renovation	3,087	2,164	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Escondido (Municipal Bonds) (3)	9,400	9,400	2.90%	October 1, 2016
Revolving credit facilities (4)	300,000	198,000	Libor + 0.80%	December 19, 2003

Total Notes Payable		$334,609

Senior Notes and Debentures
Unsecured Fixed Rate
6.74% Medium Term Notes (5)	39,500	$39,500	6.370%	March 10, 2004
6.625% Notes	40,000	40,000	6.625%	December 1, 2005
6.99% Medium Term Notes (6)	40,500	40,500	6.894%	March 10, 2006
6.125% Notes (7)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
7.48% Debentures (8)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (9)	40,000	40,000	6.820%	August 1, 2027

Total Senior Notes and Debentures		535,000

Total Debt Outstanding		$1,120,317

1.	The interest rate is fixed at 5.66% for the first ten years and then is reset to a market rate. The lender has the option to call the loan after year ten.
2.	The loan requires monthly interest only payments through maturity. This loan bears interest at LIBOR plus 95 basis points. We purchased interest rate swaps or hedges on this note, thereby locking in the LIBOR rate at 5.27%. As a result, the interest rate on this loan is fixed at 6.22% as of September 30, 2003.
3.	The loan requires monthly interest only payments through maturity. This loan bears interest at a variable rate determined weekly to be the interest rate which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average interest rate for the nine months ended September 30, 2003 was 2.90%. The property is not encumbered by a lien.
4.	The maximum amount drawn under the facility during the first nine months of 2003 was $225 million. The weighted average interest rate on borrowings under the facility for the nine months ended September 30, 2003 was 2.0%.
5.	We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.74% to 6.37%.

6.	We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.99% to 6.894%.
7.	The Trust purchased an interest rate lock to hedge the planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the November 2002 note offering thereby increasing the effective interest rate on these notes to 6.325%.
8.	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price.
9.	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price.

Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to comply with a number of financial provisions using calculations of ratios and other amounts that are not normally useful to a financial statement reader and are calculated in a manner that is not in accordance with GAAP. Accordingly, the numeric information set forth below is calculated as required by our various loan agreements rather than in accordance with GAAP. We have not included a reconciliation of this information to GAAP information because, in this case, there is no directly comparable GAAP measure, similarly titled GAAP measures are not relevant in determining whether or not we are in compliance with our financial covenants and we believe that the ratios on our material covenants are relevant to the reader. These covenants require us to:

•	limit the amount of debt as a percentage of gross asset value to less than .6 to 1 (we maintained a ratio of .46 to 1 as of September 30, 2003);

•	limit the amount of secured debt as a percentage of gross asset value to less than .35 to 1 (we maintained a ratio of .13 to 1 as of September 30, 2003);

•	limit the amount of debt so that our interest and other fixed charge coverage will exceed 1.75 to 1 on a rolling four quarter basis (we maintained a ratio of 2.36 to 1 as of September 30, 2003);

•	limit the amount of secured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.67 to 1 (we maintained a ratio of 1.97 to 1 as of September 30, 2003); and

•	limit the total cost of development projects under construction to 30% or less of gross asset value (the budgeted total cost of our projects under construction represented 11.0% of gross asset value as of September 30, 2003).

We are also obligated to comply with other covenants, including, among others, provisions:

•	relating to the maintenance of any property securing a mortgage;

•	restricting our ability to pledge assets or create liens;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases;

•	restricting our ability to enter into transactions with affiliates; and

•	restricting our ability to consolidate, merge or sell all or substantially all of our assets.

As of September 30, 2003, we were in compliance with all of the listed financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of September 30, 2003 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

(in thousands)	Secured	Unsecured	Total
2003	$353	$323,036	$323,389
2004	2,917	39,652	42,569
2005	3,169	40,168	43,337
2006	3,515	40,685	44,200
2007	3,786	150,204	153,990
2008 and thereafter	236,968	275,864	512,832

	$250,708	$869,609	$1,120,317

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

During 2001, to hedge our exposure to interest rates on our $125 million term loan, we entered into interest rate swaps, which fixed the LIBOR interest rate on the term loan at 5.27%. The interest rate on the term loan as of September 30, 2003 (prior to the October 2003 repayment) was LIBOR plus 95 basis points, thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. As of September 30, 2003, we were exposed to credit loss in the event of non-performance by the counterparties to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparties. The counterparties have long-term debt ratings of A- or above by Standard and Poor’s Ratings Service (“S&P”) and Aa2 or above by Moody’s Investors Service (“Moody’s”). Although our cap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The interest rate swaps mature concurrently with the $125 million term loan on December 19, 2003. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair value is recorded as a component of other comprehensive income within shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet. At September 30, 2003, a cumulative unrealized loss of $1.1 million, representing the difference between the current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. Interest expense of approximately $1.1 million would have been reclassified from other comprehensive income into current earnings during the remainder of 2003 to bring the effective interest rate up to 6.22%. The hedges open at the end of the third quarter 2003 relating to the $125 million term loan were unwound on October 8, 2003, in connection with the replacement of that loan with a new loan, at a cost of approximately $1.1 million which will be charged to interest expense in the fourth quarter of 2003.

Liquidity Requirements

Short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Included in short-term liquidity requirements as of September 30, 2003 is $323 million that represents our revolving credit facility and our term loan which were scheduled to mature on December 19, 2003, which were replaced with a new facility and term loan in October 2003. Overall capital requirements in 2003 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row. We expect to fund our capital requirements, as well as our development and redevelopment costs, acquisitions and normal recurring operating costs through a combination of cash provided by operating activities, borrowings under our credit facility and other funding sources which may consist of additional and replacement debt, both secured and unsecured, additional equity, joint venture relationships and property dispositions.

We expect to fund our long-term capital requirements, which consist primarily of maturities under our long-term debt, development and redevelopment costs and potential acquisition opportunities through a combination of funding sources which we believe will be available to us including debt, both secured and unsecured, additional equity, joint venture relationships and property dispositions.

The following factors could affect our ability to meet our liquidity requirements:

•	we may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	restrictions in our debt instruments or outstanding equity may prohibit us from incurring debt or issuing equity at all, or on terms available under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

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

The reconciliation of net income available for common shareholders to funds from operations is as follows:

(in thousands)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Net income available for common shareholders—basic	$43,459	$37,940	$21,726	$13,648
(Gain) on sale of real estate net of loss on abandoned developments held for sale	(7,723)	(9,454)	(7,172)	—
Depreciation and amortization of real estate assets	49,146	43,672	16,974	14,614
Amortization of initial direct costs of leases	4,173	3,546	1,427	1,175
Income attributable to operating partnership units	816	777	375	263

Funds from operations for common shareholders	$89,871	$76,481	$33,330	$29,700

Weighted average number of common shares used to Compute diluted FFO per share	48,004	42,421	50,216	44,036

FFO per diluted share	$1.87	$1.80	$0.66	$0.67

EBITDA

The reconciliation of EBITDA, adjusted for discontinued operations, to net income is as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Net income	$59,097	$52,508	$24,595	$18,504
Depreciation and amortization	54,317	47,826	18,740	16,074
Interest	54,550	45,313	18,719	13,540
(Gain) on sale of real estate net of loss on abandoned developments held for sale	(7,723)	(9,454)	(7,172)	—

EBITDA	$160,241	$136,193	$54,882	$48,118

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Our interest rate risk is most sensitive to fluctuations in interest rates on our variable rate debt. At September 30, 2003, we had $207.4 million of variable rate debt. Based upon this balance of variable operating debt, if interest rates increased 1%, our earnings and cash flows for the year would decrease by approximately $2.1 million. If interest rates decreased 1%, our earnings and cash flows for the year would increase by approximately $2.1 million. We believe that the change in the fair value of our financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to our total assets and total liabilities.

Cash Flow Hedges

We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. A description of these derivative financial instruments is contained in “Item 2. Interest Rate Hedging” and is incorporated by reference into this Item 3.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

At the 2003 Annual Meeting of Shareholders on May 7, 2003, the Shareholders elected Ms. Amy B. Lane, Mr. Walter F. Loeb and Mr. Joseph S. Vassalluzzo as trustees, to serve for the ensuing three years. Holders of 28.4 million shares, 29.7 million shares and 28.6 million shares voted for each trustee, respectively, and holders of 1.4 million shares, 200,000 shares and 1.3 million shares withheld their votes for each trustee, respectively.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith).

(B)	Reports on Form 8-K

A Form 8-K, dated June 30, 2003 was filed on July 30, 2003 in response to Items 7 and 12 to file a press release announcing our financial results for the quarter ended March 31, 2003 and to file supplemental information related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL REALTY INVESTMENT TRUST

November 3, 2003	/s/ DONALD C. WOOD
Donald C. Wood, President, Chief Executive Officer and Trustee (Principal Executive Officer)

November 3, 2003	/s/ LARRY E. FINGER
Larry E. Finger, Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

(A)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith).

1