Form 10-K
period 2003-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2004-03-15
CIK 34903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

Or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to

Commission file number: 1-07533

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    ☑ Yes    ☐ No

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 30, 2003 was $1.569 billion.

The number of Registrant’s common shares outstanding on March 9, 2004 was 49,221,894.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for its 2004 annual meeting of shareholders to be held in May 2004 are incorporated by reference into Part III hereof.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business
     References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.

GENERAL

     We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of December 31, 2003, we owned or had an interest in 62 community and neighborhood shopping centers comprising approximately 13.5 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 49 urban and retail mixed-use properties comprising over 2.7 million square feet and one apartment complex, primarily located in strategic metropolitan markets in the Northeast and Mid-Atlantic regions and California. In total, our properties were 93.1% leased at December 31, 2003. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 36 consecutive years.

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

     Our principal executive offices are located at 1626 East Jefferson Street, Rockville, Maryland 20852 and our telephone number is (301) 998-8100. Our Web site address is www.federalrealty.com. The information contained on our Web site is not a part of this report.

BUSINESS OBJECTIVES AND STRATEGIES

     Our primary business objective is to own, manage, acquire and redevelop a portfolio of commercial retail properties, with the dominant property type being grocery anchored community and neighborhood shopping centers, that will:

•	provide increasing cash flow for quarterly distributions to shareholders;
•	protect investor capital;
•	provide potential for capital appreciation; and
•	generate higher internal growth than our peers.

     Our traditional focus has been on grocery anchored community and neighborhood shopping centers. Late in 1994, recognizing a trend of increased consumer acceptance and retailer expansion to main streets, we expanded our investment strategy to include “street retail” and “mixed-use” properties. The mixed-use properties are typically centered around a retail component but may also include office, residential and hotel components in established main street shopping areas. In addition, from 1997 through 2001 we undertook the ground-up development in urban areas of mixed-use projects that center around the retail component. On

February 28, 2002, our Board of Trustees approved the adoption of a business plan which returned our primary focus to our traditional business of owning, managing, redeveloping and acquiring community and neighborhood shopping centers anchored by grocery stores, drug stores or high volume, value oriented retailers that provide consumer necessities. We will complete our mixed-use projects in San Jose, California and Bethesda, Maryland, but will not pursue any new, large-scale, ground-up development projects.

Operating Strategies

     Our core operating strategy is to actively manage our properties to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants. Our properties are generally located in some of the most densely populated and affluent areas of the country. In addition, because of the in-fill nature of our locations, our centers generally face less competition per capita than centers owned by our peers. These strong demographics help our tenants generate higher sales which has enabled us to maintain high occupancy rates, high rental rates, and consistent rental rate growth, all of which has lead to increased value of our portfolio. Our operating strategies also include:

•	maintaining a diversified tenant base, thereby limiting exposure to any one tenant’s financial difficulties;
•	monitoring the credit mix of our tenant base to achieve a balance of strong national and regional credit tenants with more local specialty tenants;
•	minimizing overhead and operating costs;
•	monitoring the physical appearance of our properties and the construction quality, condition and design of the buildings and other improvements located on our properties to maximize our ability to generate high rental and occupancy rates;
•	developing local and regional market expertise in order to capitalize on market and retailing trends;
•	leveraging the contacts and experience of our management team to build and maintain long-term relationships with tenants, investors and financing sources;
•	increasing rental rates through the renewal or releasing of expiring leases at higher rental rates and limiting vacancy and down-time; and
•	providing exceptional customer service.

Investing Strategies

     Our investment strategy calls for deploying capital at risk-adjusted rates of return that exceed our weighted average cost of capital in projects that have potential for going-forward net income growth equal to, or in excess of, that of our core portfolio of properties. Our investments primarily fall into one of the following four categories:

•	renovating, expanding, reconfiguring and/or retenanting our existing properties to take advantage of under-utilized land or existing square footage to increase our internal growth rate;
•	renovating or expanding tenant spaces for tenants capable of producing higher sales, and therefore, paying higher rents, including expanding an existing tenant that is performing well but is operating out of an old or otherwise inefficient store format;
•	acquiring community and neighborhood shopping centers, located in densely populated or growing affluent areas where barriers to entry for further development are high, and that have possibilities for enhancing operating performance through renovation, expansion, reconfiguration and/or retenanting; and
•	acquiring stable community and neighborhood shopping centers, located in densely populated or growing affluent areas where barriers to entry for further development are high, in partnership with longer term investors who contribute a substantial portion of the equity needed to acquire those properties.

Investment Criteria

     When we evaluate potential redevelopment, retenanting, expansion and acquisition opportunities, we consider such factors as:

•	the expected returns in relation to our cost of capital as well as the anticipated risk we will face in achieving the expected returns;
•	the anticipated growth rate of operating income generated by the property;
•	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;
•	the geographic area in which the property is located, including the population density and household incomes, as well as the density and income trends in that geographic area;
•	competitive conditions in the vicinity of the property, including competition for tenants and the ability to create competing properties through redevelopment, new construction or renovation;
•	access to and visibility of the property from and potential for new, widened or realigned, roadways within the property’s trade area, which may affect access and commuting and shopping patterns;
•	the level and success of our existing investments in the market area;
•	the current market value of the land, buildings and other improvements and the potential for increasing those market values; and
•	the physical condition of the land, buildings and other improvements, including the structural and environmental condition.

Financing Strategies

     Our financing strategies are designed to maintain a strong balance sheet while maintaining sufficient flexibility to fund our operating and investing activities in the most cost efficient way possible. Our financing strategies include:

•	maintaining a prudent level of overall leverage and an adequate pool of unencumbered properties;
•	actively managing our exposure to variable-rate debt;
•	utilizing the most advantageous long-term source of capital available to us to finance redevelopment and acquisition opportunities, which may include:
•	the sale of equity or debt securities through public offerings or private placements,
•	the incurrence of indebtedness through secured or unsecured borrowings,
•	the issuance of operating units in one of our “downREIT partnerships,” which generally receive the same distributions as our common shares and may be convertible into our common shares, in exchange for a tax deferred contribution of property, or
•	the use of joint venture arrangements;
•	taking advantage of market opportunities to refinance existing debt, reduce interest costs and manage our debt maturity schedule; and
•	selling properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying the proceeds to redevelop, renovate, retenant and/or expand our existing properties, acquire new properties or reduce debt.

EMPLOYEES

     At December 31, 2003, we had 283 full-time employees and 153 part-time employees. None of the employees is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

TAX STATUS

     We elected under Section 856(c) of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, to be taxed as a REIT under the Code beginning with our taxable year ended December 31, 1962. As a REIT we are generally not subject to federal income tax on REIT taxable income that we distribute to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income each year. We will be subject to federal income tax on our REIT taxable income (including any applicable alternative minimum tax) at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed REIT taxable income. In addition, certain of our subsidiaries are subject to federal, state and local income taxes.

GOVERNMENTAL REGULATIONS AFFECTING OUR PROPERTIES

     We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws, including:

•	the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which we refer to as CERCLA;
•	the Resource Conservation & Recovery Act;
•	the Federal Clean Water Act;
•	the Federal Clean Air Act;
•	the Toxic Substances Control Act;
•	the Occupational Safety & Health Act; and
•	the Americans with Disabilities Act.

     The application of these laws to a specific property that we own will be dependent on a variety of property-specific circumstances, including the former uses of the property, the building materials used at each property and the physical layout of each property. Under certain environmental laws, principally CERCLA, we, as the owner or operator of our current properties or properties we previously owned, may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. We may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs incurred in connection with the contamination, whether or not we knew of, or were responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral.

     Our compliance with existing environmental, health, safety and similar laws has not had a material adverse effect on our financial condition and results of operations, and management does not believe it will have such an impact in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance which covers a number of environmental risks for most of our properties.

COMPETITION

     Numerous commercial developers and real estate companies compete with us for tenants and properties to acquire. Some of these competitors may possess greater capital resources than we do, although no single competitor or group of competitors in any of the markets where our properties are located is believed to be dominant in that market. This competition may:

•	reduce the number of properties available for acquisition;
•	increase the cost of properties available for acquisition;
•	reduce rents payable to us;
•	interfere with our ability to attract and retain tenants;
•	lead to increased vacancy rates at our properties; and
•	adversely affect our ability to minimize expenses of operation.

     Retailers at our properties also face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods and services, such as direct mail, internet marketing and telemarketing. This competition could contribute to lease defaults and insolvency of tenants.

AVAILABLE INFORMATION

     Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Investor Information section of our website at www.federalrealty.com as soon as reasonably practicable after we electronically file the material with, or furnish the material to, the SEC.

     Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics applicable to our Chief Executive Officer and senior financial officers, Whistleblower Policy, organizational documents and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investor Information section of our website.

     You may obtain a printed copy of any of the foregoing materials from us by writing to us at Federal Realty Investment Trust, 1626 East Jefferson Street, Rockville, Maryland 20852.

     Amendments to the Code of Ethics or Code of Business Conduct or waivers that apply to any of our executive officers or our senior financial officers will be disclosed in that section of our website as well.

Item 2. Properties

General

     As of December 31, 2003, we owned or had an interest in 62 community and neighborhood shopping centers comprising approximately 13.5 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 49 urban and retail mixed-use properties comprising over 2.7 million square feet and one apartment complex, primarily located in strategic metropolitan markets in the Northeast and Mid-Atlantic regions and California. No single property accounted for over 10% of our 2003 total revenue or net income. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

     We operate our business on an asset management model, where small, focused teams are responsible for a portfolio of assets. We have divided our portfolio of properties into three operating regions: the Northeast, Mid-Atlantic and West. Each region is operated under the direction of an asset manager, with dedicated leasing, property management and financial staff, and operates largely autonomously with respect to day to day operating decisions.

Tenant Diversification

     As of December 31, 2003, we had approximately 2,200 tenants, ranging from sole proprietors to major national retailers. No one tenant or affiliated group of tenants accounted for more than 2.3% of our annualized base rent as of December 31, 2003. As a result of our tenant diversification, we believe our exposure to recent and future bankruptcy filings in the retail sector has not been and will not be significant.

Geographic Diversification

     Our 111 properties are located in 14 states and the District of Columbia. The following table shows, by region and state within the region, the number of properties, the gross leasable area (in square feet) and the percentage of total portfolio gross leasable area in each state as of December 31, 2003.

	Number of		Percentage of
Region and State	Properties	Gross Leasable Area	Gross Leasable Area
Northeast
Connecticut	6	384,000	2.4%
Illinois	5	767,000	4.7%
Massachusetts	3	565,000	3.5%
Michigan	1	218,000	1.3%
New Jersey	10	2,488,000	15.3%
New York	7	996,000	6.1%
Pennsylvania	10	2,268,000	14.0%

Subtotal	42	7,686,000	47.3%

Mid-Atlantic
District of Columbia	2	169,000	1.0%
Florida	2	28,000	0.2%
Maryland	14	3,174,000	19.6%
North Carolina	1	159,000	1.0%
Virginia	16	3,279,000	20.2%

Subtotal	35	6,809,000	42.0%

West
Arizona	2	40,000	0.2%
California	23	1,529,000	9.5%
Texas	9	170,000	1.0%

Subtotal	34	1,739,000	10.7%

Total	111	16,234,000	100.0%

Leases, Lease Terms and Lease Expirations

     Our leases are classified as operating leases and typically are structured to include the monthly payment in advance of minimum rents with periodic increases, percentage rents based on our tenants’ gross sales volumes and reimbursement of a majority of on-site operating expenses and real estate taxes. These features in our leases reduce our exposure to higher costs caused by inflation and allow us to participate in improved tenant sales.

     Leases on apartments are generally for a period of one year or less and, in 2003, represented approximately 2.6% of total revenues. Commercial property leases generally range from 3 to 10 years; however certain leases with anchor tenants may be longer. Many of the leases contain provisions allowing the tenant the option of extending the term of the lease at expiration at rates which often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent.

     The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2003 for each of the 10 years beginning with 2004, assuming that none of the tenants exercise their future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2003.

	Leased	Percentage of	Annualized	Percentage of Annualized
Year of Lease	Square Footage	Leased Square	Base Rent Represented	Base Rent Represented by
Expiration	Expiring	Footage Expiring	by Expiring Leases	Expiring Leases
2004	1,155,000	8%	16,748,000	6%
2005	1,402,000	10%	26,602,000	10%
2006	1,350,000	9%	25,780,000	10%
2007	1,699,000	12%	30,297,000	12%
2008	1,605,000	11%	28,330,000	11%
2009	1,399,000	10%	23,845,000	9%
2010	536,000	4%	9,705,000	4%
2011	767,000	5%	18,614,000	7%
2012	940,000	6%	19,765,000	8%
2013	846,000	6%	16,060,000	6%
Thereafter	2,899,000	19%	45,447,000	17%

Total	14,598,000	100%	261,193,000	100%

Retail Properties

     The following table sets forth information concerning each retail and mixed-use property in which we own an equity interest or have a leasehold interest as of December 31, 2003. Except as otherwise noted, retail properties are 100% owned in fee by us.

	Year	Year	Square Feet (1)	Percentage	Principal
NORTHEAST REGION	Completed	Acquired	/Apartment Units	Leased (2)	Tenants
Shopping Centers

Allwood	1958	1988	52,000	100%	Stop & Shop
Clifton, NJ 07013 (3)					Mandee’s

Andorra	1953	1988	259,000	98%	Acme Markets
Philadelphia, PA 19128 (4)					Kohl’s
					Staples

Bala Cynwyd	1955	1993	281,000	100%	Acme Markets
Bala Cynwyd, PA 19004					Lord & Taylor

Blue Star	1959	1988	407,000	97%	Kohl’s
Watchung, NJ 07060 (3)					Michael’s
					Shop Rite
					Toys R Us
					Marshall’s

Brick Plaza	1958	1989	409,000	96%	A&P Supermarket
Brick Township, NJ 08723 (7)					Barnes & Noble
					Loews Theatres
					Sports Authority

Bristol	1959	1995	280,000	94%	Stop & Shop
Bristol, CT 06010					TJ Maxx

Brunswick	1957	1988	303,000	99%	A&P Supermarket
North Brunswick, NJ 08902 (3)

Clifton	1959	1988	80,000	93%	Acme Markets
Clifton, NJ 07013 (3)					Drug Fair
					Dollar Express

Crossroads	1959	1993	173,000	97%	Comp USA
Highland Park, IL 60035					Golfsmith
					Guitar Center

Dedham	1959	1993	245,000	97%	Pier 1 Imports
Dedham, MA 02026					Shaw’s Supermarket

Ellisburg Circle	1959	1992	268,000	100%	Genuardi’s
Cherry Hill, NJ 08034					Bed, Bath & Beyond
					Ross Dress For Less

Feasterville	1958	1980	111,000	100%	Genuardi’s
Feasterville, PA 19047					OfficeMax

	Year	Year	Square Feet (1)	Percentage	Principal
NORTHEAST REGION, Cont.	Completed	Acquired	/Apartment Units	Leased (2)	Tenants
Finley Square	1974	1995	313,000	100%	Bed, Bath & Beyond
Downers Grove, IL 60515					Sports Authority

Flourtown	1957	1980	187,000	54%	Genuardi’s
Flourtown, PA 19031

Fresh Meadows	1949	1997	408,000	92%	Cineplex Odeon
Queens, NY 11365					Value City
					Kohl’s

Garden Market	1958	1994	140,000	99%	Dominick’s
Western Springs, IL 60558					Walgreens

Gratiot Plaza	1964	1973	218,000	86%	Bed, Bath & Beyond
Roseville, MI 48066					Best Buy
					Farmer Jack’s

Greenlawn Plaza	1975	2000	92,000	100%	Waldbaum’s
Greenlawn, NY 11740

Hamilton	1961	1988	190,000	100%	Shop Rite
Hamilton, NJ 08690 (3)					Steven’s Furniture
					A.C. Moore

Hauppauge	1963	1998	131,000	100%	Shop Rite
Hauppauge, NY 11788

Huntington	1962	1988	279,000	90%	Barnes & Noble
Huntington, NY 11746 (3)					Bed, Bath and Beyond
					Buy Buy Baby
					Toys R Us

Lancaster	1958	1980	107,000	97%	Giant Food
Lancaster, PA 17601 (3)

Langhorne Square	1966	1985	216,000	87%	Marshalls
Levittown, PA 19056					Redner’s Market

Lawrence Park	1972	1980	345,000	94%	Acme Markets
Broomall, PA 19008					TJ Maxx
					CHI
					CVS

Mercer Mall	1975	2003	360,000	86%	Shop Rite
Lawrenceville, NJ 08648 (3)					Bed, Bath & Beyond
					Designer Shoe Warehouse
					TJ Maxx

	Year	Year	Square Feet (1)	Percentage	Principal
NORTHEAST REGION, Cont.	Completed	Acquired	/Apartment Units	Leased (2)	Tenants
Northeast	1959	1983	292,000	96%	Burlington Coat Factory
Philadelphia, PA 19114					Marshalls
					Tower Records

North Lake Commons	1989	1994	129,000	93%	Dominick’s
Lake Zurich, IL 60047

Queen Anne Plaza	1967	1994	149,000	100%	TJ Maxx
Norwell, MA 02061					Victory Markets

Rutgers	1973	1988	217,000	99%	Stop & Shop
Franklin, N.J. 08873 (3)					Kmart

Saugus Plaza	1976	1996	171,000	100%	Kmart
Saugus, MA 01906					Stop & Shop

Troy	1966	1980	202,000	100%	Comp USA
Parsippany-Troy, NJ 07054					Pathmark
					Toys R Us
					A. C. Moore

Willow Grove	1953	1984	215,000	100%	Barnes and Noble
Willow Grove, PA 19090					Marshalls
					Toys R Us

Wynnewood	1948	1996	255,000	99%	Bed, Bath and Beyond
Wynnewood, PA 19096					Borders Books
					Genuardi’s
					Old Navy

Total Northeast Shopping Centers			7,484,000	95%

Street Retail Properties

Five buildings in CT	1900 - 1991	1994 - 1996	104,000	81%	Sak Fifth Avenue

One building in IL	1920 - 1927	1995	12,000	100%	The Gap

Three buildings in NY	1937 - 1987	1997	86,000	100%	Midway Theatre
					Duane Reade
					The Gap

Total Northeast Street Retail Properties			202,000	90%

Total Northeast Region			7,686,000	95%

	Year	Year	Square Feet (1)	Percentage	Principal
MID-ATLANTIC REGION	Completed	Acquired	/Apartment Units	Leased (2)	Tenants
Shopping Centers

Barracks Road	1958	1985	483,000	99%	Bed, Bath & Beyond
Charlottesville, VA 22905					Harris Teeter
					Kroger
					Barnes & Noble
					Old Navy

Congressional Plaza	1965	1965	339,000	98%	Buy Buy Baby
Rockville, MD 20852 (5)					Whole Foods
					Tower Records
					Container Store

Congressional Plaza Residential	2003	1965	146 units	93%
Rockville, MD 20852 (5)

Courthouse Center	1970	1997	37,000	100%
Rockville, MD 20852 (6)

Eastgate	1963	1986	159,000	90%	Southern Season
Chapel Hill, NC 27514					Stein Mart

Falls Plaza	1962	1967	73,000	100%	Giant Food
Falls Church, VA 22046

Falls Plaza — East	1960	1972	71,000	100%	CVS
Falls Church, VA 22046					Staples

Federal Plaza	1970	1989	247,000	98%	Comp USA
Rockville, MD 20852					Ross Dress For Less
					TJ Maxx

Gaithersburg Square	1966	1993	215,000	90%	Bed, Bath & Beyond
Gaithersburg, MD 20878					Borders Books and Music
					Ross Dress For Less

Governor Plaza	1963	1985	269,000	100%	Office Depot
Glen Burnie, MD 21961 (4)					Syms
					Comp USA
					Bally’s Total Fitness

Idylwood Plaza	1991	1994	73,000	97%	Whole Foods
Falls Church, VA 22030

Laurel Centre	1956	1986	384,000	94%	Giant Food
Laurel, MD 20707 (4)					Marshalls
					Toys R Us

Leesburg Plaza	1967	1998	247,000	66%	Giant Food
Leesburg, VA 20176 (6)					Pier 1 Imports

	Year	Year	Square Feet (1)	Percentage	Principal
MID-ATLANTIC REGION, Cont.	Completed	Acquired	/Apartment Units	Leased (2)	Tenants
Loehmann’s Plaza	1971	1983	242,000	98%	Linens ’n Things
Fairfax, VA 22042 (6)					Bally’s Total Fitness
					Loehmann’s Dress Shop

Magruder’s Center	1955	1997	109,000	98%	Magruder’s
Rockville, MD 20852 (6)

Mid-Pike Plaza	1963	1982	304,000	100%	Bally Total Fitness
Rockville, MD 20852 (3)					Linens ’n Things
					Toys R Us
					A. C. Moore

Mount Vernon Plaza	1972	2003	254,000	68%	Shoppers Food Warehouse
Alexandria, VA 22306 (6) (7)

Old Keene Mill	1968	1976	92,000	100%	Whole Foods
Springfield, VA 22152

Pan Am	1979	1993	218,000	99%	Michael’s
Fairfax, VA 22031					Micro Center
					Safeway

Perring Plaza	1963	1985	402,000	90%	Burlington Coat Factory
Baltimore, MD 21134 (4)					Home Depot
					Shoppers Food Warehouse

Pike 7 Plaza	1968	1997	164,000	97%	Staples
Vienna, VA 22180 (6)					TJ Maxx
					Tower Records

Plaza del Mercado	1969	2003	96,000	95%	Giant Food
Silver Spring, MD 20906					CVS

Quince Orchard	1975	1993	252,000	95%	Circuit City
Gaithersburg, MD 20877 (7)					Magruders
					Staples

Rollingwood Apartments	1960	1971	282 units	95%
Silver Spring, MD 20910
9 three-story buildings

South Valley Shopping Center	1966	2003	218,000	85%	Home Depot
Alexandria, VA 22306 (6)					TJ Maxx

Tower Shopping Center	1960	1998	106,000	99%	Virginia Fine Wine
Springfield, VA 22150					Talbot’s

Tysons Station	1954	1978	50,000	85%	Trader Joe’s
Falls Church, VA 22043

Wildwood	1958	1969	86,000	99%	CVS
Bethesda, MD 20814					Sutton Place Gourmet

	Year	Year	Square Feet (1)	Percentage	Principal
MID-ATLANTIC REGION, Cont.	Completed	Acquired	/Apartment Units	Leased (2)	Tenants
The Shops at Willow Lawn	1957	1983	488,000	74%	Tower Records
Richmond, VA 23230 (4)					Kroger Old Navy

Total Mid-Atlantic Shopping Centers			5,678,000	91%

Street Retail Properties

Bethesda Row	1945-1991,	1993-1998	434,000	99%	Barnes and Noble
Bethesda, MD 20814 (8)	2001				Giant Food
					Landmark Theater

Friendship Center	1998	2001	119,000	100%	Maggiano’s
Washington, D.C 20015					Borders Books
					Linens ’n Things

Pentagon Row	2001-2002	1999	296,000	99%	Harris Teeter
Arlington, VA 22202 (7)					Bed, Bath & Beyond
					Cost Plus World Market
					Bally’s Total Fitness
					Designer Shoe Warehouse

Sam’s Park & Shop	1930	1995	50,000	100%	Petco
Washington, DC 20008

Shirlington	1940	1995	204,000	96%	Carlyle Grand Cafe
Arlington, VA 22206					Cineplex Odeon

Two buildings in Florida	1920	1996	28,000	93%

Total Mid-Atlantic Street Retail Properties			1,131,000	99%

Total Mid-Atlantic Region			6,809,000	93%

WEST REGION

Shopping Centers

Escondido Promenade	1987	1996	222,000	95%	Toys R Us
Escondido, CA 92029 (9)					TJ Maxx
					Cost Plus

King’s Court	1960	1998	79,000	98%	Lunardi’s Supermarket
Los Gatos, CA 95032 (6) (7)					Longs Drug

Total West Shopping Centers			301,000	96%

	Year	Year	Square Feet (1)	Percentage	Principal
WEST REGION, Cont.	Completed	Acquired	/Apartment Units	Leased (2)	Tenants
Street Retail Properties

Old Town Center	1962	1997	95,000	96%	Borders Books and Music
Los Gatos, CA 95030					Gap Kids
					Banana Republic

150 Post Street	1965	1997	101,000	58%	Brooks Brothers
San Francisco, CA 94108

Nine buildings in Santa Monica, CA (10)	1888 - 1995	1996 - 2000	209,000	98%	Abercrombie & Fitch
					J. Crew
					Old Navy
					Banana Republic

Two buildings in Hollywood, CA (11)	1921 - 1991	1999	151,000	90%	Hollywood Entertainment Museum

Four buildings in San Diego, CA (12)	1888 - 1995	1996 - 1997	51,000	95%	Urban Outfitters

One building in Hermosa, CA (13)	1922	1997	23,000	100%

Two buildings in Pasadena, CA (14)	1922	1996 - 1998	69,000	96%	Pottery Barn
					Banana Republic

Two buildings in AZ (15)	1996 - 1998	1998	40,000	100%	Gordon Biersch Brewing Co.

Santana Row — Retail (16)	2002	1997	529,000	89%	Crate & Barrel
San Jose, CA 95128					Borders Books
					Container Store
					Best Buy

Santana Row — Residential	2003	1997	255 units	97%
San Jose, CA 95128

Nine buildings in San Antonio, TX (17)	1890 - 1935	1998 - 1999	170,000	67%

Total West Street Retail Properties			1,438,000	87%

Total West Region			1,739,000	88%

Total All Regions			16,234,000	93%

(1)	Represents the physical square feet of the property, which may differ from the gross leasable square feet used to express occupancy.
(2)	Percentage Leased is expressed as a percentage of rentable square feet and includes square feet covered by leases for stores not yet opened. Regional and Total Occupancy reflects retail occupancy only.
(3)	We have a leasehold interest in this property.
(4)	We own 99.99% general and limited partnership interests in these properties.
(5)	We own a 55.7% general partnership interest in this property.
(6)	We own this property in a “downreit” partnership.
(7)	All or a portion of this property is subject to a ground lease.
(8)	This property contains ten buildings; seven are subject to a leasehold interest, one is subject to a ground lease and two are owned 100% by us.
(9)	We own the controlling interest in this center.
(10)	We own 100% of seven buildings and a 90% general partnership interest in two buildings.
(11)	We own a 90% general partnership interest in these buildings.
(12)	We own 100% of three buildings and a 90% general partnership interest in one building.
(13)	We own a 90% general partnership interest in this building.
(14)	We own 100% of one building and a 90% general partnership interest in one building.
(15)	We own 100% of one building and an 85% partnership interest in the second building.
(16)	Square footage and number of tenants apply to Phase I and II retail. No future retail phases are included.
(17)	We are redeveloping these properties, many of which are currently vacant.

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

Item 4. Submission of Matters to a Vote of Shareholders

     No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Our Common Equity and Related Shareholder Matters

     Our common shares trade on the New York Stock Exchange under the symbol “FRT.” Listed below are the high and low closing prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

	Price per Share		Dividends Declared Per Share
	High	Low
2003
Fourth quarter	$39.80	$36.80	$0.490
Third quarter	36.86	32.82	0.490
Second quarter	33.85	30.78	0.485
First quarter	31.11	26.75	0.485

2002
Fourth quarter	$28.75	$24.55	$0.485
Third quarter	27.85	23.70	0.485
Second quarter	28.50	25.56	0.480
First quarter	26.34	22.93	0.480

     On March 9, 2004, there were 5,183 holders of record of our common shares.

     Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our REIT taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income. State income taxes are not material to our operations or cash flows.

     Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our annual dividend rate for 36 consecutive years.

     Our total annual dividends paid per share for 2003 and 2002 were $1.945 per share and $1.925 per share, respectively. The annual dividend amounts are different from total distributions calculated for tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of deferring taxation until the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2004 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Code Sec. 857(b)(3) to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are taxable to the shareholder as long-term capital gains. During 2003, a portion of the distributions was designated as a capital gain dividend.

     Following is the income tax status of distributions paid during the years ended December 31, 2003 and 2002 to common shareholders:

	2003	2002
Ordinary dividend income	$1.421	$1.555
Capital gain	0.286	0.370
Return of capital	0.238	—

	1.945	$1.925

     Distributions on our 8.5% Series B Cumulative Redeemable Preferred Shares are payable at the rate of $2.125 per share per annum, prior to distributions on our common shares. Our 7.95% Series A Cumulative Redeemable Preferred Shares paid distributions at a rate of $1.9875 per share per annum and were redeemed in full in June 2003. We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

Item 6. Selected Financial Information

     The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended 1999 through 2002 have been reclassified to conform to the presentation for the year ended 2003 to segregate revenues, expenses and income from operations of discontinued assets from those generated from continuing operations.

(In Thousands, Except Per Share Data and Ratios)	For the year ended December 31,
	2003	2002	2001	2000	1999
Operating Data:
Rental income	$334,697	$295,016	$269,288	$252,687	$238,633
Property Operating Income	239,833	211,963	200,320	190,396	180,576
Income before gain (loss) on sale of real estate	74,444	45,833	59,571	56,842	55,493
Gain (loss) on sale of real estate	20,053	9,454	9,185	3,681	(7,050)
Net income	94,497	55,287	68,756	60,523	48,443
Net income available for common shareholders	75,990	35,862	59,722	52,573	40,493
Net cash provided by operating activities (1)	122,391	119,069	109,448	107,056	102,183
Net cash used in investing activities (1)	91,272	175,744	232,138	121,741	99,313
Net cash provided by (used in) financing activities (1)	(19,274)	62,235	128,896	14,304	(8,362)
Dividends declared on common shares	93,889	82,273	75,863	72,512	71,630
Weighted average number of common shares outstanding
Basic:	47,379	41,624	39,164	38,796	39,574
Diluted:	48,619	42,882	40,266	39,910	40,638
Earnings per share
Basic:	1.60	0.86	1.52	1.36	1.02
Diluted:	1.59	0.85	1.52	1.35	1.02
Dividends declared per common share	1.95	1.93	1.90	1.84	1.78
Other Data:
Funds from operations (2) (3)	131,257	90,503	110,432	102,173	96,795
Ratio of earnings to fixed charges (4)	1.7x	1.3x	1.5x	1.5x	1.7x
Ratio of earnings to combined fixed charges and preferred share dividends (4)	1.4x	1.0x	1.3x	1.4x	1.5x
Ratio of EBITDA to combined fixed charges and preferred share dividends (4)(5)	2.1x	1.6x	1.9x	2.0x	2.1x

	For the year ended December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Real estate at cost	$2,470,149	$2,306,826	$2,104,304	$1,854,913	$1,721,459
Total assets	2,143,435	1,999,378	1,834,881	1,618,885	1,532,764
Mortgage, construction loans and capital lease obligations	414,357	383,812	450,336	340,152	172,573
Notes payable	361,323	207,711	174,843	209,005	162,768
Senior notes	535,000	535,000	410,000	410,000	510,000
Convertible subordinated debentures	—	75,000	75,289	75,289	75,289
Redeemable preferred shares	135,000	235,000	235,000	100,000	100,000
Shareholders’ equity	691,374	644,287	589,291	465,460	500,543
Number of common shares outstanding	49,201	43,535	40,071	39,469	40,201

1)	Determined in accordance with Financial Accounting Standards Board, which we refer to as FASB, Statement No. 95, Statement of Cash Flows.
2)	We have historically reported our funds from operations (“FFO”) in addition to our net income and net cash provided by operating activities. FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National

Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); should not be considered an alternative to net income as an indication of our performance; and is not necessarily indicative of cash flow as a measure of liquidity or ability to pay dividends. We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. For a reconciliation of net income available for common shareholders to FFO, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”
3)	Includes an $8.5 million restructuring charge incurred in the first quarter of 2002 and a $13.8 million restructuring charge incurred in the fourth quarter of 2002. Excluding these charges, Funds from Operations in 2002 would have been $112.8 million. Also includes approximately $8.0 million of insurance proceeds in 2003 as well as a charge of $3.4 million related to the redemption of preferred shares. Excluding these items, funds from operations in 2003 would have been $119.7 million
4)	Earnings consist of income before gain (loss) on sale of real estate and fixed charges. Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount and expense and the portion of rent expense representing an interest factor. Preferred share dividends consist of dividends paid on our outstanding Series A preferred shares and Series B preferred shares. Our Series A preferred shares were redeemed in full in June 2003.
5)	EBITDA is a non-GAAP measure that means net income or loss plus interest expense, income taxes, depreciation and amortization; adjusted for gain or loss on sale of assets, impairment provisions, provision for loss on equity securities and other nonrecurring expenses. EBITDA is presented because it provides useful information regarding our ability to service debt, although EBITDA should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.

     The reconciliation of EBITDA, adjusted for discontinued operations, to net income for the period presented is as follows:

(In thousands)	2003	2002	2001	2000	1999

Net income	$94,497	$55,287	$68,756	$60,523	$48,443
Depreciation and amortization	75,089	64,529	59,914	53,259	50,011
Interest	75,232	65,058	69,313	66,418	61,492
(Gain) loss on sale of real estate	(20,053)	(9,454)	(9,185)	(3,681)	7,050

EBITDA	$224,765	$175,420	$188,798	$176,519	$166,996

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 of this report.

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Also, documents that we “incorporate by reference” into this Annual Report on Form 10-K, including documents that we subsequently file with the Securities and Exchange Commission, which we refer to as the SEC, will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the risk factors included or incorporated by reference in this Annual Report on Form 10-K describe forward-looking information. The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Many things can happen that can cause actual results to be different from those we describe. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to comply with our existing financial covenants and the possibility of increases in interest rates that would result in increased interest expense;

•	risks normally associated with the real estate industry, including risks that we may be unable to renew leases or relet space at favorable rents as leases expire, that new acquisitions and our development, construction and renovation projects may fail to perform as expected, that competition for acquisitions could result in increased prices, that we may encounter environmental issues, and, because real estate is illiquid, that we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital; and

•	risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as our obligation to comply with complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences if we fail to qualify as a REIT.

     Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements or those incorporated into this Annual Report on Form 10-K. We also make no promise to update any of the forward-looking statements. You should carefully review the risks and the risk factors incorporated herein by reference from our Form 8-K filed on March 11, 2004 before making any investment in us.

Overview

     We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of December 31, 2003, we owned or had an interest in 62 community and neighborhood shopping centers comprising approximately 13.5 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 49 urban and retail mixed-use properties comprising over 2.7 million square feet and one apartment complex, primarily located in strategic metropolitan markets in the Northeast and Mid-Atlantic regions and California. In total, our properties were 93.1% leased at December 31, 2003 and 94.7% leased at December 31, 2002.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates could have a material impact on our consolidated results of operations or financial condition.

     The most significant accounting policies which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows.

Revenue Recognition and Accounts Receivable

     Leases with tenants are classified as operating leases. Base rents are recognized on a straight-line basis over the terms of the related leases, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. We make estimates of the collectibility of our accounts receivable related to base rents, including receivables from recording rent on a straight-line basis, expense reimbursements and other revenue or income taking into account payment history, industry trends and the period of recovery. In doing so, we generally reserve for straight-line rents due to be collected beyond ten years because of uncertainty of collection. In some cases the ultimate collectibility of these claims extends beyond one year. These estimates have a direct impact on our net income. Historically we have recognized bad debt expense between 1.0% and 1.5% of rental income. If we were to have experienced an increase in bad debt of 0.5% of rental income in 2003, our net income would have been reduced by approximately $1.6 million.

Real Estate

     The nature of our business as an owner, re-developer and operator of retail shopping centers means that we are very capital intensive. Depreciation and maintenance of our shopping centers and mixed-use properties constitutes a substantial cost for the Trust as well as the industry as a whole. The Trust capitalizes real estate investments and depreciates it in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives. The cost of our real estate investments less salvage value, if any, is charged to depreciation expense over the estimated life of the asset using straight-line rates for financial statement purposes. We periodically review the lives of our assets and implement changes, as necessary, to the depreciation rates. These reviews take into account the historical retirement and replacement of our assets, the repairs required to maintain the condition of our assets, the cost of redevelopments which may extend the useful lives of our assets and general economic and real estate factors. A newly developed neighborhood shopping center building would typically have an economic useful life of 50 to 60 years, but since many of our assets are not newly developed buildings, estimating the useful lives of assets that are long-lived as well as their salvage value requires significant management judgment. Accordingly, we believe that the estimates we make to determine our depreciation expense for accounting purposes are critical.

     Land, buildings and real estate under development are recorded at cost. Depreciation is computed using the straight-line method with useful lives ranging generally from 35 years to a maximum of 50 years on buildings and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements, which improve or extend the life of the asset, are capitalized and depreciated over the life of the lease or the estimated useful life of the improvements, whichever is shorter. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from three to 15 years. Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including applicable salaries and the related direct costs, are capitalized. The capitalized costs associated with developments, redevelopments and leasing are depreciated or amortized over the life of the improvement and lease, respectively. Unamortized leasing costs are charged to operations if the applicable tenant vacates before the expiration of its lease. Undepreciated tenant work is charged to operations if the applicable tenant vacates and the tenant work is replaced.

     When applicable as lessee, we classify our leases of land and building as operating or capital leases in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 13, “Accounting for Leases.” We are required to use judgment and make estimates in determining the lease term, the estimated economic life of the property and the interest rate to be used in applying the provisions of SFAS No. 13. These estimates determine whether or not the lease meets the qualification of a capital lease and is recorded as an asset.

     We are required to make subjective assessments as to the useful lives of our real estate for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. Certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen competition or changes in customer shopping habits could substantially alter our assumptions regarding our ability to realize the return on investment in the property and therefore reduce the economic life of the asset and affect the amount of depreciation expense to charge against both the current and future revenues. We will continue to periodically review the lives of assets and any decrease in asset lives could have the effect of increasing depreciation expense while any analysis indicating that lives are longer than we have assumed could have the effect of decreasing depreciation expense. In order to determine the impact on depreciation expense of a different average life of our real estate assets taken as a whole, we used 25 years, which is the approximate average life of all assets being depreciated at the end of 2003. If the estimated useful lives of all assets being depreciated were increased by one year, the consolidated depreciation expense would have decreased by approximately $3.0 million. If the estimated useful lives of all assets being depreciated were decreased by one year, the consolidated depreciation expense would have increased by approximately $3.0 million.

     Interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period.

Long-Lived Assets

     There are estimates and assumptions made by management in preparing the consolidated financial statements for which the actual results will emerge over long periods of time. This includes the recoverability of long-lived assets, including our properties which have been acquired or developed. Management must evaluate properties for possible impairment of value and, for those properties where impairment may be indicated, make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over very long periods. Because our properties typically have a very long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment.

     In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for us on January 1, 2002). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired, and broadens the presentation of discontinued operations to include components of an entity comprising operations and cash flows that can be distinguished operationally and for financial reporting purposes from the rest of the entity. As a result, the sale of a property, or the classification of a property as held for sale, requires us to report the results of that property as “discontinued operations.”

     We are required to make estimates of undiscounted cash flows in determining whether there is an impairment of an asset. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because recording an impairment charge results in a negative adjustment to net income.

Contingencies

     We are sometimes involved in lawsuits and environmental matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the amount and likelihood of loss relating to these matters. These estimates and assumptions have a direct impact on net income.

Recent Developments

     In January 2004, we issued $75 million of fixed rate notes which mature in February 2011 and bear interest at 4.50%. The proceeds of this note offering were used to pay down our revolving credit facility.

     Also in January 2004, we purchased an interest rate swap on our $150 million term note which bears interest at LIBOR plus 95 basis-points and is due to mature in October 2008. The swap has locked in the LIBOR portion of the interest rate at 2.401% through October 2006.

     We paid off our 6.74% Medium Term Notes on their due date of March 10, 2004 for their full principal balance of $39.5 million.

2003 Property Acquisitions and Dispositions

Acquisitions

     On March 21, 2003, a partnership in which one of our wholly owned subsidiaries is the general partner, purchased the 214,000 square foot South Valley Shopping Center in Alexandria, Virginia for a purchase price of approximately $13.7 million in cash. All of the purchase price has been allocated to real estate assets except for approximately $125,000 which has been allocated to prepaid and other assets associated with the net fair value assigned to above-market leases assumed and $332,000 which has been allocated to other liabilities associated with the net fair value assigned to below-market leases assumed.

     On March 31, 2003, the same partnership acquired the leasehold interest, which extends through December 31, 2077, in the 257,000 square foot Mount Vernon Plaza in Alexandria, Virginia, for aggregate consideration of approximately $17.5 million in the form of approximately $700,000 of cash, 120,000 partnership units valued at $3.5 million and the assumption of a $13.3 million mortgage. All of the purchase price has been allocated to real estate assets except for approximately $756,000 which has been allocated to prepaid and other assets associated with the net fair value assigned to above-market leases assumed and $1.75 million which has been allocated to other liabilities associated with the net fair value assigned to the assumed leases at the property assigned.

     On October 14, 2003, the Trust acquired the leasehold interest, which extends through September 30, 2028, in the 321,000 square foot Mercer Mall in Lawrenceville, New Jersey for $10.5 million paid out of proceeds from dispositions and from borrowings under our credit facility. The master lease includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025. All of the purchase price has been allocated to real estate assets except for approximately $736,000 allocated to prepaid and other assets associated with the net fair value assigned to above-market leases assumed, and $2.4 million allocated to other liabilities associated with the net fair value assigned to below-market leases assumed.

     On October 31, 2003, FR Plaza del Mercado, LLC, a wholly owned subsidiary of the Trust, purchased the 96,000 square foot Plaza del Mercado shopping center located in Silver Spring, Maryland for a purchase price of approximately $20 million in cash. All of the purchase price has been allocated to real estate assets except for approximately $929,000 fair value assigned to above-market leases assumed and $962,000 allocated to other liabilities associated with the net fair value assigned to below-market leases assumed.

     On December 4, 2003, FR Mercer Mall, LLC, a wholly owned subsidiary of the Trust, purchased a 40,000 square foot out-parcel of Mercer Mall in Lawrenceville, New Jersey for a purchase price of approximately $6.5 million including the assumption. All of the purchase price has been allocated to real estate assets except for approximately $15,000 which has been allocated to prepaid and other assets associated with the net fair value assigned to above-market lease assumed.

Dispositions

     For the year ended December 31, 2003, aggregate cash proceeds from dispositions were $46.0 million. Costs of dispositions were approximately $2.1 million which resulted in net proceeds from sale of real estate for 2003 being $43.9 million compared to net proceeds from sale of real estate in 2002 of $62.5 million.

     On June 16, 2003 we sold the street retail property located at 4929 Bethesda Avenue in Bethesda, Maryland for approximately $1.5 million resulting in a gain of $551,000. Net proceeds were used to reduce borrowings under our credit facility.

     In the third quarter of 2003, we sold three retail properties and one undeveloped parcel of land for gross cash proceeds of $20.8 million. The properties sold were Coolidge Corner in Brookline, Massachusetts (13,000 retail square feet), Tanasbourne in Washington County, Oregon (undeveloped land), 4925 Bethesda Avenue in Bethesda, Maryland (3,400 square feet) and 2106 Central Avenue in Evanston, Illinois (19,000 square feet). The combined gain on the dispositions was $7.2 million. The net proceeds were used to reduce borrowings under our credit facility or held in cash to be used to fund acquisitions which took place in October 2003 (see “Acquisitions” above).

     On October 31, 2003, we sold a 15,000 square foot street retail asset located at 234 Greenwich Avenue in Greenwich, Connecticut for approximately $8.0 million. As a result of this sale, the Trust recorded a gain of approximately $4.5 million.

     On December 18, 2003, we sold four street retail properties, totaling 62,000 square feet, located in West Hartford, Connecticut. The properties were sold for approximately $15.7 million and resulted in a gain of approximately $7.9 million.

     During the first quarter of 2003 an action was filed by a local governmental authority to condemn a shopping center in Rockville, Maryland, owned by one of our partnerships to facilitate the authority’s redevelopment of its town center. The shopping center has a cost basis of $10.5 million and contributes less than 1% to rental income. We have agreed on a condemnation value of $14.3 million, subject to certain terms, with the governmental authority and anticipate closing of this transaction in mid-2004. Because the anticipated condemnation proceeds are in excess of our carrying value, we have not recorded any impairment in value of the property.

2003 Financing Developments

     On February 11, 2003, the $24.4 million Woodmont East construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

     On May 14, 2003, we issued 3.2 million common shares at $30.457 per share ($31.48 gross, before an aggregate 3.25% underwriters discount and selling concession), netting $98.4 million in cash proceeds.

     On June 13, 2003, we redeemed our $100 million 7.95% Series A Cumulative Redeemable Preferred Shares using the proceeds from the May 14, 2003 common stock offering and additional borrowings under our line of credit.

     On June 23, 2003, we redeemed and paid in full our $75 million, 5 ¼% Convertible Subordinated Debentures originally due to mature on October 28, 2003, through borrowings under our revolving credit facility.

     On October 8, 2003, we closed on a new $550 million unsecured credit facility which replaced our $300 million revolving credit facility and $125 million term loan, both of which were due to mature on December 19, 2003. The new credit facility consists of a $150 million five-year term loan, a $100 million three-year term loan, and a $300 million three-year revolving credit facility, with a one-year extension option. The term loans bear interest at LIBOR plus 95 basis points, while the revolving facility bears interest at LIBOR plus 75 basis points. The spread over LIBOR is subject to adjustment based on our credit rating. Covenants under the new credit facility are substantially the same type as were required under the previous facility. Concurrent with the replacement of our $125 million term loan with the new credit facility, we unwound the related interest rate swaps which were due to expire on December 19, 2003 at of cost of approximately $1.1 million. In January 2004, to hedge our exposure to interest rates on our $150 million term loan issued in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was LIBOR plus 95 basis points. Subsequent to entering into the swap, the interest rate was fixed at 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million.

     A $5.9 million loan receivable, which currently bears interest at 7.88% and is secured by an office building in San Francisco, California, was due February 28, 2003 but was not repaid on the due date. We are currently negotiating with the borrower to extend the loan until March 31, 2005. When the loan modification is complete, the interest rate on the note will decrease to 6% retroactive to July 1, 2003. Interest on the loan is current through December 31, 2003 and based in part on the value of the underlying collateral, we believe that the loan is collectible, and as such, no reserve has been established at this time.

Santana Row

     In 2003, our single largest development capital need was the completion of Phase I and Phase II of Santana Row, a multi-phase, mixed-use project built on 42 acres in San Jose, California in the heart of Silicon Valley. The project consists of residential, retail and hotel components, creating a community with the feel of an urban district.

     Phase I of the project includes eight buildings which contain approximately 444,000 square feet of retail space, 255 residential units, a 213 room hotel and the supporting infrastructure. The first building, containing 40,000 square feet and leased to Crate & Barrel opened on June 27, 2002. Six of the remaining seven buildings, consisting of approximately 317,000 square feet of retail space, opened on November 7, 2002. The remaining building, “Building Seven,” contained approximately 87,000 square feet of retail space, approximately 1,000 parking spaces and 246 residential units until a fire on August 19, 2002, prior to its scheduled opening. The fire in August 2002 destroyed all but 11 of the 246 residential units and damaged the retail units and a parking structure resulting in a delay of the opening of the retail units from September 2002 until February 2003. We estimate the total cost of Phase I to be approximately $443 million, net of related insurance proceeds.

     In December 2003, we reached final settlement with our insurance company regarding the Santana Row fire claim and received a final payment of $26.9 million bringing the total settlement to $129.0 million. In total, all of the proceeds except approximately $11 million has been accounted for as a reduction in the cost basis of the property or reimbursement of costs to clean-up and restore damaged property or reimbursements to third parties. The remaining $11 million has been accounted for as a reimbursement of lost rents of which $8 million was recognized in 2003 as part of rental income and the remainder will be recognized as rental income in 2004. A gain of $200,000 was recognized in the second quarter of 2003 to account for that portion of the insurance proceeds received in excess of costs of the constructed assets.

     On February 7, 2003, we announced plans for Phase II of Santana Row, which includes approximately 84,000 square feet of retail space on two pad sites and 275 additional parking spaces. The Phase II retail space was opened and operating prior to year-end 2003 with total development costs of approximately $26 million. The two primary tenants of Phase II, The Container Store and Best Buy, opened in the fourth quarter of 2003.

     In November 2003, we announced the planned development of 96 townhomes and 160 flats on the Building 7 podium to replace the units that were destroyed in the August 2002 fire. Construction began in late 2003 and the first units are expected to be available in early 2005 with the balance delivered later in that year. The Trust will invest nearly $60 million of incremental capital to complete the residential development.

     The success of Santana Row will depend on many factors which cannot be assured and are not entirely within our control. These factors include among others, the demand for retail and residential space, the cost of operations, including utilities and insurance, the availability and cost of capital and the general economy, particularly in and around Silicon Valley.

Results of Operations

Same Center

     Throughout this section, we have provided certain information on a “same center” basis. Information provided on a same center basis is provided for only those properties that we owned and operated for the entirety of both periods being compared and includes properties which were redeveloped or expanded during the periods being compared. Properties purchased or sold and properties under development at any time during the periods being compared are excluded.

     For purposes of the following discussion of our results of operations on a same center basis for the year ended December 31, 2003 compared to the year ended December 31, 2002, we exclude the four shopping centers acquired during 2003 and 2002 (Mount Vernon Plaza, South Valley Shopping Center, Plaza del Mercado and Mercer Mall) as well as the dispositions (two buildings in Bethesda, Maryland, an undeveloped parcel in Washington County, Oregon, one building in Evanston, Illinois, one building in Greenwich, Connecticut, one property in Brookline, Massachusetts, and four buildings in West Hartford, Connecticut). We also exclude the six properties sold in 2002 (one property in Greenwich, Connecticut; two properties in Westport,

Connecticut; one property in Westfield, New Jersey; one property in Hollywood, California; and one property in Portland, Oregon) and properties under development in 2003 or 2002, including two of our street retail properties, Santana Row in San Jose, California and Pentagon Row in Arlington, Virginia.

     Same center information for the year ended December 31, 2002 excludes the six properties sold in 2002, the Williamsburg Shopping Center in Williamsburg, Virginia, 101 E. Oak Street in Chicago, Illinois and 70/10 Austin Street in Forest Hills, New York which were sold in 2001, Friendship Center in Washington, D.C. which was purchased on September 21, 2001, the office building located at 580 Market Street in San Francisco, California which was exchanged for the minority partner’s interest in Santana Row and properties under development in 2001 and 2002, including Pentagon Row in Arlington, Virginia and Santana Row in San Jose, California.

Year Ended December 31, 2003 to Year Ended December 31, 2002

			Increase/
	2003	2002	(Decrease)	% Change

Rental Income	$334,697	$295,016	$39,681	13.5%
Other property income	17,800	15,468	2,332	15.1%
Interest and other income	5,379	5,156	223	4.3%

Total revenues	357,876	315,640	42,236	13.4%

Rental expenses	83,447	72,990	10,457	14.3%
Real estate taxes	34,596	30,687	3,909	12.7%

Total expenses	118,043	103,677	14,366	13.9%

Property operating income	239,833	211,963	27,870	13.1%
Interest	75,232	65,058	10,174	15.6%
Administrative	11,820	13,790	(1,970)	-14.3%
Restructuring	—	22,269	(22,269)
Depreciation and amortization	75,089	63,777	11,312	17.7%

Total other expenses	162,141	164,894	(2,753)	-1.7%

Income before minority interests and discontinued operations	77,692	47,069	30,623	65.1%
Minority interests	(4,670)	(4,112)	(558)	13.6%
Operating income from discontinued operations	1,422	2,876	(1,454)	-50.6%
Gain on sale of real estate net of loss on abandoned developments held for sale	20,053	9,454	10,599	112.1%

Net income	$94,497	$55,287	$39,210	70.9%

REVENUES

     Total revenues in 2003 were $357.9 million which represents an increase of $42.2 million or 13.4% over total revenues of $315.6 million in 2002. The primary drivers of this growth are acquisitions, an increase in same center revenues from higher rent on tenant rollovers as detailed below and income of approximately $8.0 million resulting from the portion of the settlement of our insurance claims for the August 2002 fire at Santana Row that related to lost rent. In addition, we experienced increased cost recoveries related to higher operating costs.

     The percentage leased at our shopping centers declined to 93.1% at December 31, 2003 compared to 94.7% at year end 2002 due to acquisitions of centers with lower occupancy rates and the bankruptcies of several principal tenants (including K-mart and Today’s Man) as well as an increase in redevelopment activity which results in leaseable space being taken out of service for more extended periods.

     Rental income. Rental income consists primarily of minimum rent, percentage rent and cost recoveries from tenants of common area maintenance and real estate taxes. Rental income increased $39.7 million, or 13.5% , in 2003 versus 2002 due largely to the following:

•	an increase of approximately $22.0 million due to properties acquired in 2003 and from Santana Row, which was considered to be under development,
•	approximately $8.0 million from the Santana Row fire insurance settlement, and
•	on a same center basis, an increase of over $8.0 million, or approximately 3.0%, due mainly to increased minimum rents associated with tenant rollovers and developments, but also due to increased real estate tax recoveries.

     Other Property Income. Other property income increased $2.3 million, or 15.1%, to $17.8 million for the year ended December 31, 2003, compared to $15.5 million for the year ended December 31, 2002. Included in other property income are items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, lease termination fees and temporary tenant income. The increase in other property income in 2003 is primarily the result of higher utility reimbursements at Santana Row as the property has come on line and higher temporary tenant income partly offset by lower lease termination fees.

     Interest and Other Income. Interest and other income consisted primarily of interest earned on mortgage notes receivable and overnight cash investments. In 2002, there was also income on tax-deferred exchange escrow deposits, as well as a provision for estimated losses related to various unconsolidated restaurant joint ventures at Santana Row. Interest and other income remained relatively flat from 2002 to 2003 as the reduced losses related to the restaurant joint ventures were offset by reduced interest income on the tax-deferred exchange escrow accounts and other interest income.

EXPENSES

     Total property operating expenses were $118.0 million, or an increase of $14.4 million when compared to $103.7 million in 2002. The total increase in expenses is due almost entirely to higher real estate taxes, increased maintenance costs related to snow removal in 2003 and the impact of acquisitions and developments as detailed below.

     Rental Expense. Rental expense increased $10.5 million, or 14.3%, to $83.4 million in 2003 from $73.0 million in 2002. Of this increase:

•	rental expenses at centers acquired and developed during 2003 (including Santana Row) were $8.3 million;
•	snow removal costs increased approximately $3.8 million in the first quarter of 2003; and
•	other maintenance and rental expenses, on a same center basis, were reduced approximately $1.7 million.

     Property expense reductions related to disposed properties were not significant.

     As a result of these changes in rental expenses, rental income and other property income, rental expense as a percentage of rental income plus other property income increased slightly from 23.5% in 2002 to 23.7% in 2003. We refer to rental income plus other property income as “property income”.

     Real Estate Taxes. Real estate tax expense rose 12.7% in 2003 to $34.6 million compared to $30.7 million in 2002. The increase in 2003 is due largely to higher tax assessments for our properties in the East Coast segment as well as increased assessments of $1.8 million related to acquired and developed properties, including Santana Row which was brought into service starting in late 2002.

     Property Operating Income. Property operating income was $239.8 million for the year ended December 31, 2003, an increase of $27.9 million compared to $212.0 million in 2002. Of this amount approximately $8.0 million relates to the Santana Row fire insurance proceeds attributable to rental income lost as a result of the fire. Excluding these proceeds, property operating income rose $19.9 million during 2003 due primarily to:

•	earnings growth at Santana Row which has been phased into service,
•	same center earnings increases, and
•	earnings resulting from our acquisitions.

     Same center property operating income rose 2.7% or almost $5.7 million in 2003 due to increased rental income associated with tenant rollovers and higher real estate tax recoveries and reduced property administrative expenses partly offset by property expenses which rose higher than the related recoveries, particularly the snow removal costs.

     Interest Expense. Interest expense rose $10.2 million, or 15.6%, to $75.2 million in 2003. This substantial rise is almost entirely due to lower capitalization of interest and therefore higher interest expense as most of our property under development, particularly at Santana Row, was placed into service. Gross interest expense in 2003 was $88.7 million versus $88.6 million in 2002. Capitalized interest amounted to $13.5 million and $23.5 million in 2003 and 2002, respectively.

     Administrative Expense. Administrative expenses decreased by $2.0 million during 2003, or 14.3% to $11.8 million compared to $13.8 million in 2002. This $2.0 million decrease resulted primarily from payroll and related benefits savings resulting from the management restructuring which began in February 2002. In addition, we experienced savings in legal costs and costs to support and maintain our information systems. These savings were largely offset by increased expensing of costs which had previously had been capitalized related to personnel involved in the development of Santana Row. In 2004, we expect administrative expenses to rise to those levels seen in 2002 due to higher costs of personnel and related expenditures.

     Restructuring Expense. The restructuring expenses incurred in 2002 related to our adoption of a new business and management succession plan resulting in a charge of $8.5 million, all of which was expended in 2002. In December 2002, we recorded a charge of $13.8 million as a result of an accelerated executive transition plan of which $12.7 million was expended in 2003, $0.3 million was reversed and $0.8 million remains to be expended as of December 31, 2003.

     Depreciation and Amortization Expense. Expenses attributable to depreciation and amortization rose $11.3 million to $75.1 million in 2003 from $63.8 million in 2002, an increase of 17.7%. The increase is due to depreciation on properties which were acquired in 2003 as well as depreciation of Santana Row which started opening in late 2002, and Pentagon Row, which came fully into service during 2002.

OTHER

     Minority Interests. The increase in minority interests of $0.6 million in income to minority interest from $4.1 million in 2002 to $4.7 million in 2003 is the result of increased earnings as well as an increase in the number of operating partnership units held by minority investors. Units which were issued in connection with our acquisition of Mount Vernon Shopping Center were partially offset by a decrease in units outstanding as a results of redemptions during the year.

     Operating Income from Discontinued Operations. Operating income from discontinued operations represents the operating income of properties that have been disposed of which, under SFAS No. 144, are required to be reported separately from results of ongoing operations. The reported operating income of $1.4 million and $2.9 million in 2003 and 2002, respectively, represent the operating income for the period during which we owned the ten properties sold in 2003 and the six properties sold in 2002.

     Gain on Sale of Real Estate Net of Loss on Abandoned Developments Held for Sale. The gain on sale of real estate in 2003 was $20.1 million for the disposal of properties as outlined above. None of the properties sold in 2003 resulted in a loss. The gain in 2002 of $9.5 million is the result of the sale of six properties partly offset by the recognition of a $9.7 million impairment loss associated with our change in business plan in that year.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

			Increase/
	2002	2001	(Decrease)	% Change

Rental Income	$295,016	$269,288	$25,728	9.6%
Other property income	15,468	13,707	1,761	12.8%
Interest and other income	5,156	6,590	(1,434)	-21.8%

Total revenues	315,640	289,585	26,055	9.0%

Rental expenses	72,990	61,619	11,371	18.5%
Real estate taxes	30,687	27,646	3,041	11.0%

Total expenses	103,677	89,265	14,412	16.1%

Property operating income	211,963	200,320	11,643	5.8%
Interest	65,058	69,313	(4,255)	-6.1%
Administrative	13,790	14,281	(491)	-3.4%
Restructuring	22,269	—	22,269
Depreciation and amortization	63,777	58,231	5,546	9.5%

Total other expenses	164,894	141,825	23,069	16.3%

Income before minority interests and discontinued operations	47,069	58,495	(11,426)	-19.5%
Minority interests	(4,112)	(5,170)	1,058	-20.5%
Operating income from discontinued operations	2,876	6,246	(3,370)	-54.0%
Gain on sale of real estate net of loss on abandoned developments held for sale	9,454	9,185	269	2.9%

Net income	$55,287	$68,756	($13,469)	-19.6%

REVENUES

     Total revenues increased $26.1 million, or 9.0%, to $315.6 million for the year ended December 31, 2002, as compared to $289.6 million for the year ended December 31, 2001. The primary components of the increase in total revenues are discussed below.

     Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries for common area maintenance and real estate taxes. The increase in rental income of $25.7 million, or 9.6%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to:

•	an increase of $15.4 million, or 5.7%, on a same center basis due primarily to the increased rental rates at redeveloped and retenanted centers, as well as increased rental rates associated with lease rollovers, an increase in recovery income from a refinement of our recovery accrual processes, and higher cost recoveries as a result of increased rental expenses and real estate tax expenses; and

•	an increase of $8.1 million in rental income attributable to the properties acquired subsequent to January 1, 2001 and properties under development in 2001 and 2002 which phased into service during 2001 and 2002, specifically Santana Row and Pentagon Row. These increases were offset by properties sold in 2001.

     Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, lease termination fees and temporary tenant income. The increase in other property income of $1.8 million, or 12.8%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to:

•	increases of $1.3 million in parking income, utility reimbursements and lease termination fees at Pentagon Row, which began phasing into service in the second quarter of 2001, Santana Row, which began phasing into service in the fourth quarter of 2002 and Friendship Center which was purchased in the third quarter of 2001; partially offset by

•	a one-time $800,000 perpetual easement payment from a residential developer that has commenced development on an adjacent site at the Pentagon Row project; and

•	a same center decrease of approximately $500,000 due to lower lease termination fees and parking income from properties owned and operated in both periods.

     Interest and Other Income. Interest and other income includes interest earned on mortgage notes receivable, overnight cash investments, including tax-deferred exchange escrow deposits, as well as a provision for estimated losses related to various unconsolidated restaurant joint ventures at Santana Row. The decrease in interest and other income of $1.4 million, or 21.8% for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to a write down associated with the estimated impairment of $1.3 million in these joint ventures which represented our best estimate of the diminution of value based upon the then current economic climate surrounding these joint ventures.

EXPENSES

     Total property operating expenses increased $14.4 million to $103.7 million for the year ended December 31, 2002, as compared to $89.3 million for the year ended December 31, 2001. The primary components of the increase in total expenses are discussed below.

     Rental Expense. The increase in rental expense of $11.4 million, or 18.5%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to:

•	an increase of $9.1 million in non-capitalized operating, leasing and marketing costs associated with our development projects, primarily operating, pre-opening and marketing expenses at our Santana Row project, as well as increased costs reflecting a full year of operating activity at the Pentagon Row project; and

•	an increase of $1.8 million, or 3.1%, on a same center basis due primarily to increased maintenance, insurance and utility costs, offset by lower bad debt and property management costs.

     Rental expense as a percentage of rental income and other property income, which we refer to as property income, increased slightly from 21.8% in 2001 to 23.5% in 2002 due primarily to increased marketing and pre-opening expenses at Santana Row. Same center rental expense, excluding the effect of property redevelopments and expansions, as a percentage of property income decreased slightly from 20.0% in 2001 to 19.6% in 2002 and overall for the year ended December 31, 2002 increased 2.2% from 2001.

     Real Estate Taxes. The increase in real estate taxes of $3.0 million, or 11.0%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to the impact of taxes at Santana Row which started coming into service in 2002, the impact of other acquired and developed properties and a general increase in tax assessments. On a same center basis, real estate taxes increased 7.0% due primarily to increased taxes on recently redeveloped properties and overall increases in tax assessments at various projects, principally Woodmont East, Fresh Meadows, Garden Market and Mid-Pike. Same center real estate taxes, excluding the effect of property redevelopments and expansions, for the year ended December 31, 2002 increased 6.1% from 2001.

     Property Operating Income. As a result of the changes and variances explained above, property operating income, total income less rental expenses and real estate taxes, increased $11.6 million, or 5.8%, to $212.0 million for the year ended December 31, 2002 as compared to $200.3 million for the year ended December 31, 2001.

     Interest Expense. In 2002, we incurred interest of $88.6 million, of which $23.5 million was capitalized yielding interest expense of $65.1 million, as compared to interest incurred of $87.1 million in 2001, of which $17.8 million was capitalized yielding interest expense of $69.3 million. The decrease in interest expense of $4.2 million, or 6.1%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to:

•	increased capitalized interest at the Santana Row project which was under construction for the majority of 2002 and began to be phased into service beginning with the first tenant opening in June 2002; and

•	a decrease in the weighted-average interest rate on our debt from 7.6% in 2001 to 7.4% in 2002, primarily as a result of decreasing interest rates on our variable rate debt.

     Administrative Expense. The decrease in administrative expense of $0.5 million, or 3.4%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is mostly attributable to lower payroll costs in 2002 as a result of our corporate restructuring. As a result, administrative expenses as a percentage of revenue decreased from 4.8% in the year ended December 31, 2001 to 4.3% in the year ended December 31, 2002.

     Restructuring Charge. On February 28, 2002, we adopted a new business plan which returned our primary focus to our traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. Concurrent with the adoption of the business plan, we adopted a management succession plan and restructured our management team. In connection with these plans, we recorded a charge of $18.2 million. This charge included a reserve for a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several of our senior officers related to the management restructuring, as well as the write-off of $1.6 million of our development costs. All charges against this February 2002 reserve, totaling $8.5 million, were expended during 2002.

     In addition, in the fourth quarter of 2002 we recorded a charge of $13.8 million as a result of the accelerated executive transition whereby Donald C. Wood, the Trust’s President and Chief Operating Officer, replaced Steven Guttman as Chief Executive Officer of the Trust. The fourth quarter charge includes an accrual of $7.9 million at December 31, 2002 for payments and benefits due to Mr. Guttman pursuant to his contractual arrangements with us and for other transition related costs. No cash payments were made against this charge in 2002 and the majority of the accrual was expended in 2003.

     Depreciation and Amortization Expense. The increase in depreciation and amortization expense of $5.5 million, or 9.5%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001 reflects the impact of recent new developments, tenant improvements and property redevelopments which were placed into service throughout 2001 and 2002.

OTHER

     Minority Interests. The decrease in investors’ share of operations of $1.1 million, or 20.5%, for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to our 2001 purchase of the minority interest in nine street retail buildings in southern California and three street retail buildings in Forest Hills, New York and the operating unit holders’ share of the decrease in operating income in 2002.

     Gain on Sale of Real Estate Net of Loss on Abandoned Developments Held for Sale. The approximately $300,000 increase in gain on sale of real estate, net of loss on abandoned developments held for sale for the year ended December 31, 2002, as compared to the year ended December 31, 2001, is attributable to:

•	an increase in net gains recognized in 2002 from the sale of six properties for a combined gain of $19.1 million in the second quarter of 2002, as compared to the sale of one shopping center in the second quarter of 2001 for a gain of $7.9 million, the sale of one street retail property in the fourth quarter of 2001 for a gain of $1.8 million and the exchange of a 90% interest in a street retail building for a 10% interest in three street retail buildings with a minority partner which resulted in a loss of $500,000 in the fourth quarter of 2001; primarily offset by

•	the impairment loss of $9.7 million on the abandonment of developments held for sale (see Note 13 of the Notes to Consolidated Financial Statements for more information).

     Operating Income from Discontinued Operations. Beginning in 2002, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that gains and losses from dispositions of properties and all operating earnings from these properties be reported as income from operations of discontinued assets. This also requires that all past earnings applicable to a property disposed of subsequent to January 1, 2002 be reported as income from operations of discontinued assets. As a result, the presentation of reported income will be updated each time a property is sold. This requirement is for presentation only and has no impact on net income. As described above, in 2002, we sold six properties for a combined gain of $19.1 million. The earnings generated from these properties have been reported as income from operations of discontinued assets in accordance with SFAS No. 144. Income from operations of discontinued assets for the years ended December 31, 2002 and 2001 was $2.9 million and $6.2 million, respectively with the decrease being primarily due to the fact that these properties were owned for less than a full year in 2002.

Segment Results

     We operate our business on an asset management model, where teams are responsible for a portfolio of assets. We have divided our portfolio of properties into three operating regions: the Mid-Atlantic, Northeast and West. Each region is operated under the direction of an asset manager, with dedicated leasing, property management and financial staff and operates largely autonomously with respect to day to day operating decisions. Incentive compensation throughout the regional teams is tied to the property operating income of the respective portfolios.

     The following selected key segment data presented is for the full year, except real estate assets and gross leasable area which is presented as of year-end. The results of properties which have been disposed are excluded from property operating income presented below in accordance with SFAS No. 144.

     Property operating income consists of rental income, other property income and interest income, less rental expense and real estate taxes. This measure is used internally to evaluate the performance of our regional operations and we consider it to be a significant measurement.

(in thousands)	Key Segment Financial Data
	2003	2002	2001

Mid-Atlantic
Rental income	$151,206	$139,487	$123,932
Total revenue	$159,040	$147,933	$131,063
Property operating income	$112,753	$104,304	$92,883
Property operating income as a percent of total revenue	70.9%	70.5%	70.9%
Real estate assets, at cost	$903,878	$827,090	$793,566
Gross leasable area (square feet)	6,809	6,266	6,139

Northeast
Rental income	$121,325	$120,302	$111,083
Total revenue	$129,797	$129,518	$120,892
Property operating income	$88,397	$91,021	$83,257
Property operating income as a percent of total revenue	68.1%	70.3%	68.9%
Real estate assets, at cost	$813,617	$747,778	$760,849
Gross leasable area (square feet)	7,686	7,441	7,501

West
Rental income	$62,166	$35,227	$34,273
Total revenue	$69,039	$38,189	$37,630
Property operating income	$38,683	$16,638	$24,180
Property operating income as a percent of total revenue	56.0%	43.6%	64.3%
Real estate assets, at cost	$752,654	$731,958	$549,889
Gross leasable area (square feet)	1,739	1,538	1,121

MID-ATLANTIC

The Mid-Atlantic region extends roughly from Baltimore south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. Two properties in Florida are also included in this region. As of December 31, 2003, the Mid-Atlantic included 35 properties after three acquisitions in 2003 (Mount Vernon Plaza, South Valley Shopping Center and Plaza del Mercado) and two disposals in 2003 (4929 and 4925 Bethesda Avenue). There was no acquisition or disposal activity in 2002 in this region but 2002 saw increased results from Pentagon Row which was phased into service between 2001 and 2002 and from the impact of Friendship Center which was acquired in 2001. The Williamsburg Shopping Center was sold in 2001.

     Total revenue in the Mid-Atlantic grew 8.0% in 2003 after showing 13% growth in 2002. The revenue growth in 2003 largely reflects the increase in leasable area related to acquisitions as well as increased expense recovery. The significant growth in 2002 is due primarily to the acquisition of Friendship Center but also to the additional income from Pentagon Row which opened in late 2001 and the successful retenanting at several shopping centers. Development fees earned in 2003 and 2002 amounted to $1.0 million and $0.8 million, respectively, and tend to be non-recurring.

     The percentage leased was 93%, 96% and 96% as of year end 2003, 2002 and 2001, respectively. The decrease in 2003 occupancy reflects the impact of several anchor closings, including K-mart, the impact of acquiring Mt. Vernon Plaza and South Valley Shopping Center, both of which had lower than average occupancy when acquired, and an increase in re-development activity which will keep leasable space out of service until the redevelopments are complete. We expect that the increased redevelopment activity will continue in 2004 and 2005.

     The improved rate of operating income to total revenue in the Mid-Atlantic in 2003 was caused largely by a decrease in expenses which are not recoverable from tenants, particularly legal costs, and lower overhead expenses. The property operating margin to revenue decreased in 2002 when compared to 2001 as a rise in property taxes was not completely offset by a similar rise in cost recoveries for the year.

NORTHEAST

     The Northeast region extends from suburban Philadelphia north through New York and its suburbs into New England. This region also includes several properties located in Illinois and one located in Michigan. As of December 31, 2003, the Northeast region had 42 properties which reflects one acquisition and seven buildings disposed in 2003 and four small buildings disposed in 2002. One property was sold in 2001.

     In the Northeast, total revenue was flat in 2003 when compared to 2002 after rising 7% in 2002 when compared to 2001. Northeast total revenue was flat in 2003 versus 2002 as a decrease in occupancy rates was offset by an increase in common area expense recoveries, particularly related to snow removal in the first quarter of 2003, and to real estate tax recoveries. The growth in 2002 over 2001 was driven primarily by an increase in rental rates at redeveloped, expanded and retenanted centers as well as increased rental rates on rollovers and increased recoveries related to refinements in the recovery accrual process.

     The percentage leased was 95%, 96% and 96% as of December 31, 2003, 2002 and 2001, respectively. The slight decrease in 2003 reflects the closing of several principal tenants, including K-mart, an increase in re-development activity which has taken leasable space out of service and the acquisition of Mercer Mall whose leased rate is currently below that of the rest of the region. Mercer Mall had a leased rate of approximately 80% when acquired in October 2003. We expect that the increased redevelopment activity will continue in 2004 and 2005.

     The decrease in the rate of operating income to total revenue in 2003 when compared to 2002 was caused largely by a lower recovery rate on higher common area expenses, particularly due to the snow removal costs incurred in the first quarter of 2003. In addition, the region experienced lower lease termination fees in 2003 and higher costs to provide utilities at our Fresh Meadows property. The increased operating income margin in 2002 over 2001 was due to improved cost recoveries on relatively flat rental expenses.

WEST

     As of December 31, 2003, 34 of our properties, including Santana Row, were located in the West region. The West region extends from Texas to the West Coast. In 2003, we disposed of one parcel of undeveloped land while in 2002 we disposed of one shopping center and exchanged the property at 580 Market Street in San Francisco, California for the minority partner’s interest in Santana Row. In 2001, we sold one shopping center in the West region.

     Total revenue in the West rose $30.8 million, or 81%, in 2003 over 2002 of which $21.3 million relates to increased total revenues at Santana Row as well as the impact of the 2002 $1.3 million write-down associated with the impairment of our restaurant joint ventures, which was charged to other income in 2002. In addition, approximately $8.0 million of the rental income growth comes from the insurance proceeds received related to the fire at Santana Row. The insurance proceeds are reported as part of rental income as they relate largely to lost rents on the delayed opening of the residential and retail units and rental concessions to tenants. Excluding the Santana Row revenue growth and the insurance proceeds, total revenue growth in 2003 was 4% as higher income in San Antonio, Texas and southern California more than offset lower revenue at our property at 150 Post Street in San Francisco, California. Total revenue growth in 2002 over 2001 was due largely to increased rental rates at redeveloped and retenanted properties and Santana Row coming on line in 2002 which was offset by a decrease in revenue related to 580 Market Street which was sold in 2002. Income from the insurance proceeds of approximately $3.0 million will be recognized in 2004.

     For the West region, the percentage leased was 88%, 84% and 93% at years ending 2003, 2002 and 2001, respectively. The Santana Row development added approximately 529,000 square feet of retail space to the West Coast since the end of 2001. The improved occupancy as of year end 2003 compared to the end of 2002 is due largely to increases at Santana Row and Houston Street in San Antonio, Texas.

     The West region’s property operating income margin to revenue improved in 2003 over 2002 due almost entirely to the significant growth in revenue at Santana Row. The operating expenses associated with Santana Row started increasing in 2002 as a result of leasing, marketing and other start-up costs in preparation for and during the opening of this project. In 2003, we incurred a full year of operating expenses but rental revenues continued growing during the year as occupancy increased. The West’s property operating income margin dropped in 2002 compared to 2001 due to the opening of Santana described above partly offset by in an increase in interest income from mortgage notes receivable. We expect the margin to again increase in 2004 due to higher occupancy at Santana Row and our property in San Antonio, Texas but at a slower pace than the improvement in 2003.

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

Liquidity and Capital Resources

     Due to the nature of our business and our strategy, we are generally in a position to generate significant amounts of cash from operations. The cash generated from operations is primarily paid to shareholders in the form of dividends. One of the requirements of our maintaining our status as a REIT is the requirement that we distribute at least 90% of our REIT taxable income each year. Therefore, cash needs for executing our strategy and investing in new properties as well as payment of debt maturities must come from cash not distributed to shareholders, from proceeds of property dispositions, or from the proceeds of raising new capital by issuing equity or debt securities.

     It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As such, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed charge coverage ratios as part of our commitment to investment-grade debt ratings. At December 31, 2003, our level of debt to total market capitalization was 39%. We may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financings and/or mortgage financings and other debt and equity alternatives, including formation of joint-ventures, in a manner consistent with our intention to operate with a conservative debt structure.

     In 2003, we undertook several transactions to improve our liquidity, including the redemption of $100 million of 7.95% preferred stock with the proceeds of a common equity offering, the redemption and payment in June 2003 of the $75 million of our 5 1/4% Convertible Subordinated Debentures outstanding and due to mature in October 2003 with borrowings under our lower interest rate credit facility, and the refinancing and replacement of our $300 million revolving credit facility and $125 million term loan, both scheduled to mature in December 2003, with a new $550 million unsecured credit facility. The new credit facility consists of a $150 million five-year term loan, a $100 million three-year term loan, and a $300 million three-year revolving credit facility with a one-year extension option. The term loans bear interest at LIBOR plus 95 basis points while the revolving facility bears interest at LIBOR plus 75 basis points. See “Recent Developments” above for a discussion of our financing transactions subsequent to year end 2003.

     Our cash and cash equivalents at December 31, 2003 were $35.0 million, an increase from $23.1 million at December 31, 2002.

Summary of Cash Flows

(in thousands)	For the Year Ended
December 31, 2003
Cash Provided by Operating Activities	$122,391
Cash Used in Investing Activities	(91,272)
Cash Used by Financing Activities	(19,274)

Increase in Cash and Cash Equivalents	11,845
Cash and Cash Equivalents, Beginning of Period	23,123

Cash and Cash Equivalents, End of Period	$34,968

     The cash provided by operating activities is primarily attributable to the operation of our properties and includes $8 million of insurance proceeds related to reimbursement of lost rent at Santana Row. We used cash of $26.7 million to increase our working capital primarily as a result of an increase in notes receivable and an increase in current assets related to properties acquired.

      We used net cash of $91.3 million in investing activities during 2003, consisting of $139.8 million of cash provided by investing activities and $231.1 million of cash used in investing activities.

      The net cash provided by our investing activities represents:

•	$95.9 million of proceeds from our final insurance settlement related to the fire at Santana Row used to reduce our cost basis; and

•	$43.9 million of net proceeds from the sale of real estate.

      The net cash used in our investing activities reflects:

•	an investment of $123.9 million in property development activities;

•	the use of $50.6 million for capital expenditures in connection with redevelopment of properties and tenant improvements;

•	an investment of $50.6 million to acquire properties; and

•	the repayment of $5.9 million of mortgage notes outstanding.

      We expect that capital expenditures for development activities, particularly at Santana Row, will decrease in 2004. We are not able to project our level of acquisitions or dispositions in future years but expect that we will be able to fund acquisitions and our redevelopment pipeline through available means of financing.

     We used net cash of $19.3 million for financing activities during 2003, consisting of $324.7 million used in financing activities and $305.4 million of cash provided by financing activities.

     The cash used in financing activities primarily reflects:

•	payments on mortgages, capital leases and notes payable of $117.9 million;

•	payment of dividends of $104.8 million; and

•	redemption of preferred shares of $100.0 million.

     The cash provided by our financing activities primarily represents:

•	proceeds from the issuance of common shares in a public offering of $98.4 million;

•	proceeds from the issuance of common shares for exercise of options and operating units of approximately $53.0 million;

•	net proceeds from issuing term notes of $125.0 million; and

•	increased borrowings under short-term debt of $28.8 million.

Contractual Commitments
The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2003.

Contractual Obligations (a)(b)(c)(d)(e)		Less than	From	From	After
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Current and long-term debt	$1,151,364	$142,373	$187,663	$317,922	$503,406

Capital lease obligations, principal only	159,486	487	2,413	2,884	153,702

Operating leases	291,331	4,320	8,705	8,832	269,474

Development and redevelopment obligations	79,171	14,189	3,682	1,300	60,000

Restaurant joint ventures	421	421	—	—	—

Contractual operating obligations	6,774	3,349	3,318	107	—

Total contractual cash obligations	$1,688,547	$165,139	$205,781	$331,045	$986,582

(a)	Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party, has the right to require us and the two other minority partners to purchase from half to all of its 37.5% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value, our estimated liability upon exercise of the put option is approximately $28.0 million. In conjunction with the construction of apartments at the property completed in 2003, we have agreed to acquire 7.5% of the third party’s interest in Congressional Plaza, thereby lowering its ownership percentage to 30%, in exchange for funding approximately $7 million of its share of the redevelopment cost. The development funding has taken place in 2003 and the acquisition of the third party’s 7.5% interest is anticipated to be completed in 2004. After the completion of this transaction, our estimated liability upon the exercise of the put option will be approximately $21 million.
(b)	Under the terms of four other partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price may be paid in cash or for two of the partnerships, a limited number of our common shares at the election of the other partners. In those partnerships, if the other partners do not redeem their interest, we may choose to purchase the limited partnership interests upon the same terms.
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
(d)	Under the terms of various other partnerships which own shopping center properties with a cost of approximately $88.5 million, including one of the two shopping centers purchased in the first quarter of 2003, the partners may exchange their 852,222 operating units for cash or the same number of our common shares, at our option. On February 14, 2003 we paid $333,000 to redeem 12,000 operating units. On April 3, 2003 we issued 64,952 of our common shares valued at $1.9 million in exchange for 64,952 operating units. On January 5, 2004, we paid $199,000 to redeem an additional 5,100 operating units.
(e)	In addition to our contractual obligations we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row.

Debt Financing Arrangements
     As of December 31, 2003, we had total debt outstanding of $1.3 billion.

     The following is a summary of our total debt outstanding as of December 31, 2003. Certain additional detailed information about our debt is included in Notes 4, 5 and 6 of our Notes to Consolidated Financial Statements.

(dollars in thousands)

	Original Debt	Principal Balance	Interest Rate
	Issued	as of	as of
Description of Debt	or Available	December 31, 2003	December 31, 2003	Maturity Date
Mortgage Loans
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston Street	345	230	7.500%	October 6, 2008
Mercer Mall	Acquired	4,693	8.375%	April 1, 2009
Federal Plaza	36,500	35,543	6.750%	June 1, 2011
Tysons Station	7,000	6,753	7.400%	September 1, 2011
Barracks Road	44,300	44,222	7.950%	November 1, 2015
Hauppauge	16,700	16,670	7.950%	November 1, 2015
Lawrence Park	31,400	31,344	7.950%	November 1, 2015
Wildwood	27,600	27,551	7.950%	November 1, 2015
Wynnewood	32,000	31,943	7.950%	November 1, 2015
Brick Plaza	33,000	32,936	7.415%	November 1, 2015
Mount Vernon (1)	13,250	13,086	5.660%	April 15, 2028

Total Mortgage Loans		$254,871

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	2,128	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Term note with banks	$100,000	$100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks (2)	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Escondido (Municipal Bonds) (3)	9,400	9,400	3.060%	October 1, 2016
Revolving credit facilities (4)	300,000	99,750	LIBOR + 0.75%	October 8, 2006

Total Notes Payable		$361,323

Senior Notes and Debentures
Unsecured Fixed Rate
6.74% Medium Term Notes (5)	39,500	$39,500	6.370%	March 10, 2004
6.625% Notes	40,000	40,000	6.625%	December 1, 2005
6.99% Medium Term Notes (6)	40,500	40,500	6.894%	March 10, 2006
6.125% Notes (7)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
7.48% Debentures (8)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (9)	40,000	40,000	6.820%	August 1, 2027

Total Senior Notes and Debentures		535,000

Capital Lease Obligations
Various		159,486	Various	Various through 2077

Total Debt and Capital Leases
Obligations		$1,310,680

1.	The interest rate is fixed at 5.66% for the first ten years and then is reset to a market rate. The lender has the option to call the loan after year ten.
2.	This loan currently bears interest at LIBOR plus 95 basis points. In January 2004, we purchased interest rate swaps or hedges on this note, thereby locking in the LIBOR portion of the interest rate at 2.401% through October 2006.
3.	The loan requires monthly interest only payments through maturity. This loan bears interest at a variable rate determined weekly to be the interest rate which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average interest rate for the year ended December 31, 2003 was 3.060%. The property is not encumbered by a lien.
4.	On October 8, 2003, we closed on a new credit agreement replacing our then existing credit agreement. The new agreement includes $300 million three-year revolving credit facility which currently bears interest at LIBOR plus 75 basis points. The spread over LIBOR is subject to adjustment based on our credit rating. The maximum amount drawn under our old and new facilities during 2003 was $225 million. The weighted average interest rate on borrowings under these facilities for the year ended December 31, 2003 was 3.39%.
5.	We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.74% to 6.37%.
6.	We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.99% to 6.894%.
7.	The Trust purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the November 2002 note offering thereby increasing the effective interest rate on these notes to 6.325%.
8.	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price.
9.	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price.

     Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to comply with a number of financial provisions using calculations of ratios and other amounts that are not normally useful to a financial statement reader and are calculated in a manner that is not in accordance with GAAP. Accordingly, the numeric information set forth below is calculated as required by our various loan agreements rather than in accordance with GAAP. We have not included a reconciliation of this information to GAAP information because, in this case, there is no directly comparable GAAP measure, similarly titled GAAP measures are not relevant in determining whether or not we are in compliance with our financial covenants and we believe that the ratios on our material covenants are relevant to the reader. These covenants require us to:

•	limit the amount of debt so that our interest and other fixed charge coverage will exceed 1.75 to 1 (we maintained a ratio of 2.38 to 1 as of December 31, 2003);
•	limit the amount of debt as a percentage of total asset value to less than .55 to 1 (we maintained a ratio of 0.51 to 1 as of December 31, 2003);
•	limit the amount of secured debt as a percentage of total asset value to less than .30 to 1 (we maintained a ratio of 0.16 to 1 as of December 31, 2003);
•	limit the amount of unsecured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.75 to 1 (we maintained a ratio of 2.26 to 1 as of December 31, 2003); and
•	limit the total cost of development projects under construction to 15% or less of total asset value (the total budgeted cost of our projects under construction at December 31, 2003 represented 2.7% of gross asset value).

     We are also obligated to comply with other covenants, including, among others, provisions:

•	relating to the maintenance of any property securing a mortgage;
•	restricting our ability to pledge assets or create liens;
•	restricting our ability to incur additional debt;
•	restricting our ability to amend or modify existing leases;
•	restricting our ability to enter into transactions with affiliates; and
•	restricting our ability to consolidate, merge or sell all or substantially all of our assets.

     As of December 31, 2003, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have a material adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

     Below are the aggregate principal payments required as of December 31, 2003 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

(in thousands)	Secured	Capital Lease	Unsecured	Total

2004	$2,803	$486	$39,652	$42,941
2005	3,229	1,143	40,168	44,540
2006	3,581	1,271	240,435	245,287
2007	3,858	1,374	150,204	155,436
2008	13,633	1,510	150,227	165,370
2009 and thereafter	227,767	153,702	275,637	657,106

	$254,871	$159,486	$896,323	$1,310,680

     Our organizational documents do not limit the level or amount of debt that we may incur.

Interest Rate Hedging

     We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, in order to manage interest rate risk. Derivatives are not purchased for speculation.

     In January 2004, to hedge our exposure to interest rates on our $150 million, five-year term loan issued in October 2003, we entered into interest rate swaps, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was LIBOR plus 95 basis points, thus, subsequent to year end we swapped the floating rate debt to a fixed interest rate of 3.351% on notional amounts totaling $150 million. On the January 2004 hedge, we are exposed to credit loss in the event of non-performance by the counterparty to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparty. The counterparty has a long-term debt rating of “A” by Standard and Poor’s Ratings Service (“S&P”) “A1” by Moody’s Investors Service (“Moody’s”) as of March 8, 2004. Although our swap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The swap has been documented as a cash flow hedge and designated as effective at inception of the swap contract.

Consequently, the unrealized gain or loss upon measuring the swap at its fair value will be recorded as a component of other comprehensive income within shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet.

     The hedges open at the end of the third quarter 2003 relating to our $125 million term loan which was to mature on December 19, 2003, were unwound on October 8, 2003, in connection with the repayment of that loan, at a cost of approximately $1.1 million which was charged to interest expense in the fourth quarter of 2003.

Liquidity Requirements

     Short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements in 2004 and beyond will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row. We expect to fund our capital requirements, as well as our development and redevelopment costs, acquisitions and normal recurring operating costs through a combination of cash provided by operating activities, borrowings under our credit facility and other funding sources which may consist of additional and replacement debt, both secured and unsecured, additional equity, joint venture relationships and property dispositions.

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

     An increase or decrease in FFO does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis unless necessary for us to maintain REIT status. However, we must distribute 90% of our REIT taxable income (as defined in the Code) to remain qualified as a REIT. Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.

     The reconciliation of net income available for common shareholders to funds from operations for the years ended December 31, 2003 and 2002 is as follows:

(in thousands)	For the Years Ended
	December 31,
	2003	2002
Net income available for common shareholders — basic	$75,990	$35,862
(Gain) on sale of real estate net of loss on abandoned developments held for sale	(20,053)	(9,454)
Depreciation and amortization of real estate assets	68,202	58,605
Amortization of initial direct costs of leases	5,801	4,750
Income attributable to operating partnership units	1,317	740

Funds from operations for common shareholders	$131,257	$90,503

Weighted average number of common shares used to compute basic FFO per share	47,379	41,624

Weighted average number of common shares used to compute diluted FFO per share	48,619	42,882

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

Interest Rate Risk

     Our interest rate risk is most sensitive to fluctuations in interest rates on our variable rate debt. At December 31, 2003, we had $359.1 million of variable rate debt. Based upon this balance of variable rate debt, if interest rates increased 1%, our earnings and cash flows for the year would decrease by approximately $3.6 million. If interest rates decreased 1%, our earnings and cash flows for the year would increase by approximately $3.6 million. We believe that the change in the fair value of our financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to our total assets and total liabilities.

     In January 2004, we purchased an interest rate swap on our $150 million term note which currently bears interest at LIBOR plus 95 basis-points and is due to mature in October 2008. The swap has locked in the LIBOR portion of the interest rate at 2.401% through October 2006.

Interest Rate Hedging

     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. A description of these derivative financial instruments is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Interest Rate Hedging.” and is incorporated by reference into this Item 7A.

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

     Prior to the date of the filing of this Form 10-K, the Arthur Andersen LLP partners who reviewed our audited financial statements contained herein resigned from Arthur Andersen LLP and Arthur Andersen LLP was convicted for obstruction of justice and elected to cease practicing before the SEC in August 2002. As a result, after reasonable efforts, we have been unable to obtain Arthur Andersen LLP’s written consent to the incorporation by reference into our previously filed Registration Statements File No. 333-100819, 333-84210, 333-97945, 333-63619, File No. 33-63687, File No. 33-63955, File No. 33-15264 and File No. 33-55111 and in their related prospectuses (the “Prior Registration Statements”) of its audit report with respect to our financial statements for the fiscal year ended December 31, 2001.

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

Index to Consolidated Financial Statements

Page No.
Report of Independent Certified Public Accountants — Grant Thornton LLP	F1
Report of Independent Public Accountants — Arthur Andersen LLP	F2
Consolidated Balance Sheets	F3
Consolidated Statements of Operations	F4
Consolidated Statements of Common Shareholders’ Equity	F5
Consolidated Statements of Cash Flows	F6
Notes to Consolidated Financial Statements	F7 — F29
Financial Statement Schedules
Schedule III — Summary of Real Estate and Accumulated Depreciation	F30— F33
Schedule IV — Mortgage Loans on Real Estate	F34— F35

Report of Independent Certified Public Accountants

Trustees and Shareholders of Federal Realty Investment Trust

We have audited the consolidated balance sheet of Federal Realty Investment Trust (a Maryland real estate investment trust) (the Trust) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, common shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Federal Realty Investment Trust and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 11, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Realty Investment Trust and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedules III and IV for the years ended December 31, 2003 and 2002. In our opinion, these schedules present fairly, in all material respects, the information therein when considered in relation to the basic financial statements taken as a whole.

As discussed above, the consolidated financial statements of Federal Realty Investment Trust and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated to reflect discontinued operations. We have audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Trust other than with respect to such adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Vienna, Virginia
February 5, 2004

-F1-

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Trustees and Shareholders of Federal Realty Investment Trust:

     We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, common shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules included on pages F-29 through F-34 of the Form 10-K are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
February 11, 2002

Note: As permitted by Rule 2-02(e) of Regulation S-X promulgated under the Securities Act, this is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the filing of our Form 10-K for the fiscal year ended December 31, 2001. After reasonable efforts, we have been unable to have Arthur Andersen LLP reissue this audit report in connection with the filing of this Form 10-K. See “Item 8. Financial Statements and Supplemental Data - Notice Regarding Arthur Andersen LLP” for a further discussion. The consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders’ equity and other comprehensive income, and cash flows for the two fiscal years ended December 31, 2000 referred to in this report have not been included in the accompanying financial statements or schedules. In addition, Arthur Andersen’s audit report relates to the financial statements of the Trust for 2000 and 2001 before restatement adjustments to reflect discontinued operations. The restatement adjustments for these years have been audited by Grant Thornton LLP.

-F2-

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
	(in thousands, except share data)
ASSETS

Real estate, at cost
Operating	$2,342,315	$1,940,312
Development	127,834	340,488
Discontinued operations	—	26,026

	2,470,149	2,306,826
Less accumulated depreciation and amortization	(514,177)	(450,697)

Net real estate investments	1,955,972	1,856,129

Cash and cash equivalents	34,968	23,123
Mortgage notes receivable	41,500	35,577
Accounts and notes receivable	31,207	18,722
Prepaid expenses and other assets, principally lease commissions and property taxes	69,335	57,257
Debt issuance costs, net of accumulated amortization of $3,111 and $6,344, respectively	10,453	8,570

	$2,143,435	$1,999,378

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Obligations under capital leases	$159,486	$104,395
Mortgages and construction loans payable	254,871	279,417
Notes payable	361,323	207,711
Accounts payable and accrued expenses	61,018	79,517
Dividends payable	26,021	24,356
Security deposits	7,208	6,685
Prepaid rents	17,552	13,644
Senior notes and debentures	535,000	535,000
5 1/4% Convertible subordinated debentures	—	75,000

Total liabilities	1,422,479	1,325,725

Minority interests	29,582	29,366

Commitments and contingencies

Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
7.95% Series A Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 4,000,000 shares issued in 1997	—	100,000
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares issued in 2001	135,000	135,000
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 50,670,851 and 44,996,382 issued, respectively	506	450
Additional paid in capital	980,227	818,290
Accumulated dividends in excess of Trust net income	(386,738)	(368,839)

	728,995	684,901
Less:
1,470,275 and 1,461,147 common shares in treasury — at cost, respectively	(28,445)	(28,193)
Deferred compensation on restricted shares	(5,474)	(2,657)
Notes receivable from employee stock plans	(3,615)	(5,151)
Accumulated other comprehensive income (loss)	(87)	(4,613)

Total shareholders’ equity	691,374	644,287

	$2,143,435	$1,999,378

The accompanying notes are an integral part of these consolidated statements.

-F3-

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Revenue
Rental income	$334,697	$295,016	$269,288
Other property income	17,800	15,468	13,707
Interest and other income	5,379	5,156	6,590

	357,876	315,640	289,585

Expenses
Rental	83,447	72,990	61,619
Real estate taxes	34,596	30,687	27,646
Interest	75,232	65,058	69,313
Administrative	11,820	13,790	14,281
Restructuring	—	22,269	—
Depreciation and amortization	75,089	63,777	58,231

	280,184	268,571	231,090

Income before minority interests and discontinued operations	77,692	47,069	58,495

Minority Interests	(4,670)	(4,112)	(5,170)

Income from continuing operations	73,022	42,957	53,325

Operating income from discontinued operations	1,422	2,876	6,246
Gain on sale of real estate	20,053	9,454	9,185

Income from discontinued operations	21,475	12,330	15,431

Net income	94,497	55,287	68,756

Dividends on preferred stock	(15,084)	(19,425)	(9,034)
Preferred stock redemption — excess of redemption cost over carrying value	(3,423)	—	—

Net income available for common shareholders	$75,990	$35,862	$59,722

Basic earnings per common share:
Income from continuing operations	$1.15	$0.57	$1.13
Discontinued operations	0.45	0.29	0.39

	$1.60	$0.86	$1.52

Weighted average number of common shares, basic	47379	41624	39164

Diluted earnings per common share:
Income from continuing operations	$1.15	$0.57	$1.13
Discontinued operations	0.44	0.28	0.39

	$1.59	$0.85	$1.52

Weighted average number of common shares, diluted	48619	42882	40266

The accompanying notes are an integral part of these consolidated statements.

-F4-

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Year ended December 31,
	2003			2002			2001
(In thousands, except share data)	Shares	Amount	Additional	Shares	Amount	Additional	Shares	Amount	Additional
Discontinued Operations			Paid-in Capital			Paid-in Capital			Paid-in Capital
Common Shares of Beneficial Interest
Balance, beginning of year	44,996,382	$450	$818,290	41,524,165	$417	$730,835	40,910,972	$410	$723,078
Exercise of stock options	2,124,869	21	50,749	951,971	9	20,857	22,066	—	459
Shares issued under dividend reinvestment plan	109,835	1	3,541	134,247	1	3,488	159,234	2	3,277
Performance and Restricted Shares granted, net of Restricted Shares retired	138,568	1	3,960	98,092	—	2,468	96,657	2	1,877
Issuance of shares in public offering	3,236,245	32	98,368	2,185,000	22	56,631	—	—	—
Reclassification for preferred stock redemption		—	3,423		—	—	—	—	—
Shares issued to purchase operating partnership units	64,952	1	1,896	100,000	1	2,769	—	—	—
Cost of 8.5% Series B Cumulative Preferred Shares							—	—	-4,775
Accelerated vesting of options and restricted shares						1,165	—	—	—
Shares issued to purchase partnership interest		—	—	2,907	—	77	335,236	3	6,919

Balance, end of period	50,670,851	$506	$980,227	44,996,382	$450	$818,290	41,524,165	$417	$730,835

Accumulated Dividends in Excess of Trust Net Income
Balance, beginning of year		$(368,839)			$(322,428)			$(306,287)
Net income		94,497			55,287			68,756
Dividends declared to common shareholders		(93,889)			(82,273)			(75,863)
Dividends declared to preferred shareholders and redemption costs		(18,507)			(19,425)			(9,034)

Balance, end of period		$(386,738)			$(368,839)			$(322,428)

Common Shares of Beneficial Interest in Treasury
Balance, beginning of year	(1,461,147)	$(28,193)		(1,452,926)	$(27,990)		(1,441,594)	$(27,753)
Performance and Restricted Shares forfeited	(9,128)	(252)		(8,221)	(203)		(11,322)	(237)

Balance, end of period	(1,470,275)	$(28,445)		(1,461,147)	$(28,193)		(1,452,916)	$(27,990)

Deferred Compensation on Restricted Shares
Balance, beginning of year	-153,993	$(2,657)		(666,656)	$(15,005)		(735,875)	$(17,254)
Performance and Restricted Shares issued, net of forfeitures	-118,400	(3,371)		(73,821)	(1,763)		(61,369)	(830)
Vesting of Performance and Restricted Shares	51,727	554		586,484	14,111		130,588	3,079

Balance, end of period	(220,666)	$(5,474)		(153,993)	$(2,657)		(666,656)	$(15,005)

Subscriptions receivable from employee stock plans
Balance, beginning of year	-184,063	$(5,151)		(218,555)	$(7,245)		(242,638)	$(6,734)
Subscription loans issued	-87,641	(1,999)		(93,469)	(2,986)		(3,333)	(973)
Subscription loans paid	115,430	3,535		127,961	5,080		27,416	462

Balance, end of period	(156,274)	$(3,615)		(184,063)	$(5,151)		(218,555)	$(7,245)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(4,613)			$(4,293)			$—
Change due to recognizing (loss) gain on securities		(92)			(44)			49
Change in valuation on interest rate swap		3,563			(276)			(4,342)
Loss on interest rate hedge transaction		1,055			—			—

Balance, end of period		$(87)			$(4,613)			$(4,293)

Comprehensive income
Net income		$94,497			$55,287			$68,756
Change due to recognizing loss on securities		(92)			(44)			49
Change in valuation on interest rate swap		3,563			(276)			(4,342)
Loss on interest rate hedge transaction		1,055			—			—

Total comprehensive income		$99,023			$54,967			$64,463

The accompanying notes are an integral part of these consolidated statements.

-F5-

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
(In thousands)

OPERATING ACTIVITIES
Net income	$94,497	$55,287	$68,756
Items not requiring cash outlays
Depreciation and amortization, including discontinued operations	74,616	64,529	59,914
Gain on sale of real estate	(20,053)	(19,101)	(9,185)
Loss on abandoned developments held for sale	—	9,647	—
Non-cash portion of restructuring expense	—	19,586	—
Other, net	3,649	4,792	1,041
Changes in assets and liabilities
Increase in accounts and notes receivable	(12,485)	(3,239)	(4,641)
Increase in prepaid expenses and other assets before depreciation and amortization	(22,614)	(19,762)	(18,305)
Increase in operating accounts payable, security deposits and prepaid rent	4,147	2,996	4,132
Increase in accrued expenses	634	4,334	7,736

Net cash provided by operating activities	122,391	119,069	109,448

INVESTING ACTIVITIES
Acquisition of real estate	(50,629)	—	(61,415)
Capital expenditures — development	(123,883)	(221,357)	(158,048)
Capital expenditures — other	(50,641)	(43,579)	(41,013)
Santana Row fire insurance proceeds reducing cost basis	95,895	21,000
Proceeds from sale of real estate	43,909	62,544	25,063
(Issuance) repayment of mortgage notes receivable, net	(5,923)	5,648	3,275

Net cash used in investing activities	(91,272)	(175,744)	(232,138)

FINANCING ACTIVITIES
Borrowing (repayment) of short-term debt, net	28,750	27,000	(34,000)
(Repayment) proceeds from mortgage and construction financing, net of costs	—	(60,718)	145,427
Increase in term notes to banks, net	125,000	—	—
Note issuance (repayment), net of costs	—	148,746	—
Issuance of Series B Preferred shares, net of costs	—	—	130,225
Repayment of Series A Preferred shares	(100,000)	—	—
Issuance of common shares, net of subscriptions receivable	151,614	76,701	398
Payments on mortgages, capital leases and notes payable	(117,913)	(29,627)	(31,550)
Dividends paid	(104,802)	(96,461)	(80,593)
(Decrease) increase in minority interest, net	(1,923)	(3,406)	(1,011)

Net cash (used in) provided by financing activities	(19,274)	62,235	128,896

Increase in cash	11,845	5,560	6,206

Cash at beginning of year	23,123	17,563	11,357

Cash at end of year	$34,968	$23,123	$17,563

The accompanying notes are an integral part of these consolidated statements.

-F6-

Federal Realty Investment Trust
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality community and neighborhood shopping centers and main street mixed-use properties located in densely developed urban and suburban areas in strategic metropolitan markets in the Mid-Atlantic and Northeast regions and California.

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

     Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and numerous partnerships and limited liability companies, all of which we control. The equity interests of other investors are reflected as investors’ interest in consolidated assets. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures which we do not control or manage using the equity method of accounting.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. Actual results could differ from these estimates.

Revenue Recognition and Accounts Receivable. Leases with tenants are classified as operating leases. Minimum rents are recognized on a straight-line basis over the terms of the related leases net of valuation adjustments based on management’s assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based on gross tenant sales, are recognized at the end of the lease year or other period in which tenant sales’ thresholds have been reached and the percentage rents are due. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the expenditures occurred. We make estimates of the collectibility of our accounts receivable related to base rents, including straight line rentals, expense reimbursements and other revenue or income. In some cases the ultimate collectibility of these claims extends beyond one year. We generally reserve for straight-line rents due beyond ten years due to uncertainty of collection.

-F7-

Real Estate. Land, buildings and real estate under development are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements are capitalized and depreciated over the life of the lease or their estimated useful life, respectively. Upon termination of a lease, undepreciated tenant improvement costs are charged to operations if the assets are replaced and the asset and the corresponding accumulated depreciation are retired. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from three to 15 years. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate”, sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

     We evaluate the carrying value of our long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. In cases where particular assets are being held for sale, impairment is based on whether the fair value (estimated sales price less costs of disposal) of each individual property to be sold is less than the net book value. Otherwise, impairment is based on whether it is probable that undiscounted future cash flows from each property will be less than its net book value. If a property is impaired, its basis is adjusted to its estimated fair market value.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for us on January 1, 2002). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired, and broadens the presentation of discontinued operations to include components of an entity comprising operations and cash flows that can be distinguished, operationally and for financial reporting purposes from the rest of the entity.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting and processing for costs associated with exit or disposal activities. SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Trust commits to an exit plan. In addition, SFAS No. 146 states that the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. This pronouncement has not had a material impact on our financial position or results of operations.

     When applicable as lessee, we classify our leases of land and buildings as operating or capital leases in accordance with the provisions of SFAS No. 13, “Accounting for Leases”.

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

-F8-

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

Debt Issue Costs. Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the life of the related issue using the effective interest method. Upon conversion or in the event of early redemption, any unamortized costs are charged to operations.

Cash and Cash Equivalents. We define cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances in individual banks may exceed insurable amounts.

Risk Management. We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, in order to manage interest rate risk. Derivatives are not purchased for speculation. During 2001, to hedge our exposure to interest rates on our $125 million term loan, we entered into interest rate swaps, which fixed the LIBOR interest rate on that term loan at 5.27%. The interest rate on this term loan was LIBOR plus 95 basis points, thus fixing the interest rate at 6.22% on notional amounts totaling $125 million. The swaps were documented as cash flow hedges and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swaps at their fair market value is recorded as a component of other comprehensive income within shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet. At December 31, 2002, a cumulative unrealized loss of $4.6 million, representing the difference between the then current market value and the 6.22% fixed interest rate on the swap, was recorded in other comprehensive income with a corresponding derivative liability on the balance sheet. In October 2003, we unwound the interest rate swaps which were due to expire December 19, 2003 at a cost of approximately $1.1 million. There were no open derivative contracts at December 31, 2003. In January 2004, to hedge our exposure to interest rates on our $150 million term loan issued in October 2003, we entered into interest rate swaps, which fixed the LIBOR portion of the interest rate on the term loan at 2.40% through October 2006.

     In anticipation of a $150 million Senior Unsecured Note offering, on August 1, 2002, we entered into a treasury rate lock that fixed the benchmark five year treasury rate at 3.472% through August 19, 2002. The rate lock was documented as a cash flow hedge of a forecasted transaction and designated as effective at the inception of the contract. On August 16, 2002, we priced the Senior Unsecured Notes with a scheduled closing date of August 21, 2002 and closed out the associated rate lock. Five year treasury rates declined between the pricing period and the settlement of the hedge purchase; therefore, to settle the rate lock, we paid $1.5 million. As a result of the August 19, 2002 fire at Santana Row, we were not able to proceed with the note offering at that time. However, we consummated a $150 million Senior Unsecured Note offering on November 15, 2002, and thus, the hedge loss is being amortized into interest expense over the life of the related Notes.

-F9-

Acquisition, Development and Construction Loan Arrangements. We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. Using guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled “ADC Arrangements” (“the Third Notice”), we evaluate each investment to determine whether the loan arrangement qualifies under the Third Notice as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. Generally, we receive additional interest on these loans, however we never receive in excess of 50% of the residual profit in the project (as defined in the Third Notice) and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof) the loans qualify for loan accounting. The amounts under ADC arrangements at December 31, 2003 and 2002 were $48.9 million and $35.6 million respectively and interest income recognized thereon was $3.7 million and $4.3 million, respectively.

Comprehensive Income. Our interest rate swaps were documented as cash flow hedges and designated as effective at inception of the swap contract, therefore, the unrealized gain or loss upon measuring the swaps at their fair market value is recorded as a component of other comprehensive income within shareholders’ equity. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, investments purchased in connection with our nonqualified deferred compensation plan are classified as available for sale securities and reported at fair value. Unrealized gains or losses on these investments purchased to match our obligation to the participants is also recorded as a component of other comprehensive income. At December 31, 2003 these investments consisted of mutual funds and are stated at market value.

Earnings Per Share. We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS excludes dilution and is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in our earnings.

-F10-

     The following table sets forth the reconciliation between basic and diluted EPS (in thousands, except per share data):

	2003	2002	2001
Numerator
Net income available for common shareholders — basic	$75,990	$35,862	$59,722
Income attributable to operating partnership units	1,317	740	1,384

Net income available for common shareholders — diluted	$77,307	$36,602	$61,106

Denominator
Denominator for basic EPS- weighted average shares	47,379	41,624	39,164
Effect of dilutive securities, stock options and awards	412	417	197
Operating partnership units	828	841	905

Weighted average shares — diluted	48,619	42,882	40,266

Earnings per common share — basic	$1.60	$0.86	$1.52

Earnings per common share — diluted	$1.59	$0.85	$1.52

Stock-Based Compensation. In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” as an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. Stock options are accounted for using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant and the number of shares is fixed or certain, no compensation expense is recognized. In addition, certain of our stock-based compensation arrangements provide for performance-based vesting which calls for the use of “variable plan accounting” whereby compensation expense is periodically recorded for the intrinsic value of vested shares. Historically, compensation arising from such arrangements has not been material to operations. The pro forma information is as follows (in thousands except for earnings per share):

	2003	2002	2001
Net income available to common shareholders	$75,990	$35,862	$59,722

Stock-based employee compensation cost included in net income as reported	—	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123	$606	$432	$680

Pro forma net income available to common shareholders	$75,384	$35,430	$59,042

Earnings per common share, basic	$1.60	$0.86	$1.52
Earnings per common share, diluted	$1.59	$0.85	$1.52

Pro forma earnings per common share, basic	$1.59	$0.85	$1.51
Pro forma earnings per common share, diluted	$1.58	$0.84	$1.50

-F11-

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense and depreciation and amortization on the December 31, 2002 and 2001 Consolidated Statements of Operations have been reclassified to Income from operations of discontinued assets to assure comparability of all periods presented. In addition, certain balance sheet accounts have been reclassified to assure comparability of all periods presented.

Redemption of preferred stock. On June 13, 2003, we redeemed our $100 million 7.95% Series A Cumulative Redeemable Preferred Shares at their face value. The original issuance costs of $3.4 million were charged to shareholders’ equity in 1997, when the shares were issued. On July 31, 2003, the Emerging Issues Task Force provided clarification on the treatment of the difference between the redemption value and the carrying value, adjusting for issuance costs, for GAAP financial reporting. In accordance with this clarification, we are required to make a change in accounting to retroactively reflect this difference as a reduction of net earnings to arrive at net earnings available to common shareholders. As a result of this change in accounting presentation, our Consolidated Statement of Operations for the year ended December 31, 2003 reflects a charge of $3.4 million in the line “Preferred stock redemption - excess of redemption cost over carrying value” as a reduction of net income in computing net income available for common shareholders.

Guarantor’s Accounting. In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for us on December 31, 2002. The liability recognition requirements are applicable prospectively to all guarantees issued or modified after December 31, 2002. The adoption of this pronouncement has not had a material impact on our financial position or results of operations.

Variable Interest Entities. On January 31, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investees ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. We have evaluated the applicability of FIN 46 to our investments in certain restaurant joint ventures established in 2001 and 2002 at Santana Row and have determined that these joint ventures do not meet the definition of a Variable Interest Entity and therefore consolidation of these ventures is not required. Accordingly, these investments will continue to be accounted for using the equity method.

As of December 31, 2003, we have invested approximately $7.8 million in these ventures, principally to fund buildout costs of each restaurant. Of this amount, $6.5 million has been capitalized as an investment in these ventures and $1.3 million was expensed in 2002 to reflect our estimate of the permanent impairment of our investment in two of these ventures due principally to declining economic conditions. We are currently committed to invest a total of $8.0 million in these ventures and as such, our maximum exposure to further losses as a result of involvement in these ventures is $6.7 million at December 31, 2003.

-F12-

Statement of Financial Accounting Standards No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which clarifies the accounting and reporting for derivative instruments. The statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 has not had a material effect on the Trust’s financial statements.

Statement of Financial Accounting Standards No. 150. In May 2003, the FASB issued SFAS No 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses the classification and measurement of freestanding financial instruments, including mandatorily redeemable preferred and common stock, and requires an issuer to classify certain instruments as liabilities. The adoption of SFAS No. 150 has not had a material effect on the Trust’s financial Statements.

NOTE 2: REAL ESTATE AND ENCUMBRANCES

     A summary of our properties at December 31, 2003 and 2002 is as follows (in thousands):

		Accumulated
		depreciation and
2003	Cost	amortization	Encumbrances

Retail and mixed-use properties	$2,197,276	$434,063	$254,871
Retail properties under capital leases	246,143	73,767	159,486
Residential	26,730	6,347	—

	$2,470,149	$514,177	$414,357

2002
Retail and mixed-use properties	$2,123,890	$378,148	$288,817
Retail properties under capital leases	176,253	66,538	104,395
Residential	6,683	6,011	—

	$2,306,826	$450,697	$393,212

     Retail and mixed-use properties includes the residential portion of our Santana Row development partner. The residential property investments comprised our investments in Rollingwood Apartments and Crest Apartments at Congressional Plaza.

     During 2003 we expended cash of $174.5 million to improve, redevelop and develop our existing real estate. Of the $174.5 million spent in 2003 on our existing real estate portfolio, approximately $123.9 million was invested in our Santana Row development project, located in San Jose, California. The remaining $50.6 million of capital expenditures relates to improvements to common areas, tenant work and various redevelopments, including the cost of Congressional Apartments in Rockville, Maryland, the redevelopment of retail buildings in San Antonio, Texas and the completion of tenant work at the Woodmont East development in Bethesda, Maryland.

     During 2003, we expended cash of $50.6 million acquiring four shopping centers and $55.4 million of assets were acquired through capital leases.

     On March 21, 2003, a partnership in which one of our wholly owned subsidiaries is the general partner, purchased the 214,000 square foot South Valley Shopping Center in Alexandria, Virginia for a purchase price of approximately $13.7 million in cash. All of the purchase price has been allocated to real estate assets except for approximately $125,000 which has been allocated to prepaid and other assets associated with the net fair value assigned to above-market leases assumed and $332,000 which has been allocated to other liabilities associated with the net fair value assigned to below-market leases assumed.

-F13-

     On March 31, 2003, the same partnership acquired the leasehold interest, which extends through December 31, 2077, in the 257,000 square foot Mount Vernon Plaza in Alexandria, Virginia, for aggregate consideration of approximately $17.5 million in the form of approximately $700,000 of cash, 120,000 partnership units valued at $3.5 million and the assumption of a $13.3 million mortgage. All of the purchase price has been allocated to real estate assets except for approximately $756,000 which has been allocated to prepaid and other assets associated with the net fair value assigned to above-market leases assumed and $1.75 million which has been allocated to other liabilities associated with the net fair value assigned to the assumed leases at the property assigned.

     On October 14, 2003, the Trust acquired the leasehold interest, which extends through September 30, 2028, in the 321,000 square foot Mercer Mall in Lawrenceville, New Jersey for $10.5 million paid out of proceeds from dispositions and from borrowings under our credit facility. The master lease includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025. All of the purchase price has been allocated to real estate assets except for approximately $736,000 allocated to prepaid and other assets associated with the net fair value assigned to above-market leases assumed, and $2.4 million allocated to other liabilities associated with the net fair value assigned to below-market leases assumed.

     On October 31, 2003, FR Plaza del Mercado, LLC, a wholly owned subsidiary of the Trust, purchased the 96,000 square foot Plaza del Mercado shopping center located in Silver Spring, Maryland for a purchase price of approximately $20 million in cash. All of the purchase price has been allocated to real estate assets except for approximately $929,000 fair value assigned to above-market leases assumed and $962,000 allocated to other liabilities associated with the net fair value assigned to below-market leases assumed.

     On December 4, 2003, FR Mercer Mall, LLC, a wholly owned subsidiary of the Trust, purchased a 40,000 square foot out-parcel of Mercer Mall in Lawrenceville, New Jersey for a purchase price of approximately $6.5 million including the assumption. All of the purchase price has been allocated to real estate assets except for approximately $15,000 which has been allocated to prepaid and other assets associated with the net fair value assigned to above-market lease assumed.

     On June 16, 2003, we sold the street retail property located at 4929 Bethesda Avenue in Bethesda, Maryland for approximately $1.5 million resulting in a gain of $551,000.

     During the first quarter of 2003 an action was filed by a local governmental authority to condemn a shopping center in Rockville, Maryland, owned by one of our partnerships to facilitate the authority’s redevelopment of its town center. The shopping center has a cost basis of $10.5 million and contributes less than 1% to our rental income. We have agreed with the governmental authority on a condemnation value of $14.3 million, subject to certain terms, and anticipate closing of this transaction in mid-2004. Because the anticipated condemnation proceeds are in excess of our carrying value, we have not recorded any impairment in value of the property.

     On July 31, 2003 we sold the street retail property located at 4925 Bethesda Avenue in Bethesda, Maryland for approximately $1.1 million resulting in a gain of $157,000.

     On September 12, 2003 we sold the undeveloped land located in Washington County, Oregon for approximately $9.7 million resulting in a gain of $1.9 million.

     On September 15, 2003 we sold the street retail property located in Brookline, Massachusetts for approximately $8.2 million resulting in a gain of $4.3 million.

-F14-

     On September 22, 2003 we sold a street retail property located at 2106 Central Avenue in North Evanston, Illinois for approximately $1.8 million resulting in a gain of $780,000.

     On October 31, 2003 we sold a street retail property located at 234 Greenwich Avenue in Greenwich, Connecticut for approximately $8.0 million, resulting in a gain of $4.5 million.

     On December 18, 2003 we sold four street retail properties located in West Hartford, Connecticut for approximately $15.7 million, resulting in a gain of approximately $7.9 million.

     These property sales constitute discontinued operations and as such, the accompanying financial statements have been restated to reclassify the operations of these properties as discontinued operations. A summary of the financial information for the discontinued operations is as follows:

	2003	2002	2001
Revenue from discontinued operations	$2,792	$5,328	$10,917
Income from operations of discontinued operations	$1,422	$2,876	$ 6,246

     On February 1, 2002, we redeemed the minority partner’s interest in Santana Row in exchange for a $2.6 million investment in a partnership. We made a $5.9 million loan to the partnership in January 2001 that was due February 28, 2003 but was not repaid on the due date. The loan currently bears interest at 7.88% and is secured by an office building in San Francisco, California. We are currently negotiating with the borrower to extend the loan through March 31, 2005. When the loan modification is complete, the interest rate on the note will decrease to 6%, retroactive to July 1, 2003. Interest on the loan is current through December 31, 2003 and based in part on the value of the underlying collateral, we believe the loan is collectible and as such, no reserve has been established at this time.

     Our 111 retail properties at December 31, 2003 are located in 14 states and the District of Columbia. There are approximately 2,200 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.3% of annualized base rent.

     Mortgage notes receivable of $48.9 million are due over various terms from February 2003 to May 2021 and have a weighted average interest rate of 9.07%. Under the terms of certain of these mortgages, we will receive additional interest based upon the gross income of the secured properties and, upon sale of the properties, we will share in the appreciation of the properties.

     Mortgages payable and capital lease obligations are due in installments over various terms extending to 2028 and 2060, respectively, with interest rates ranging from 3.14% to 11.25%. Certain of the capital lease obligations require additional interest payments based upon property performance.

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

-F15-

construction loan and the $17.0 million Friendship Center mortgage were paid off through borrowings under our revolving credit facility.

     Scheduled principal payments on mortgage and construction loan indebtedness as of December 31, 2003 are as follows (in thousands):

Year ending December 31,
2004	$2,803
2005	3,229
2006	3,581
2007	3,858
2008	13,633
Thereafter	227,767

$254,871

     Future minimum lease payments and their present value for property under capital leases as of December 31, 2003, are as follows (in thousands):

Year ending December 31,
2004	$14,389
2005	15,637
2006	15,799
2007	15,911
2008	16,075
Thereafter	629,066

706,877
Less amount representing interest	(547,391)

Present value	$159,486

Leasing Arrangements

     Our leases with commercial property and residential tenants are classified as operating leases. Leases on apartments are generally for a period of one year or less. Commercial property leases generally range from three to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for contingent rentals based on the tenant’s gross sales and sharing of certain operating costs.

-F16-

     Minimum future commercial property rentals on noncancelable operating leases, before any reserve for uncollectible amounts, on operating properties as of December 31, 2003 are as follows (in thousands):

Year ending December 31,
2004	$263,004
2005	246,652
2006	223,276
2007	197,582
2008	168,818
Thereafter	1,225,755

$2,325,087

Income Statement Components

The components of rental income are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Retail and mixed-use properties
Minimum rents	$262,525	$233,801	$214,492
Cost reimbursements	56,837	52,252	45,978
Percentage rent	6,184	5,635	5,833
Residential — rents	9,151	3,328	2,985

	$334,697	$295,016	$269,288

     The income statement adjustment recorded to recognize rent on a straight-line basis was an increase to minimum rents of $1.9 million, $1.7 million and $0.7 million for the year ended December 31, 2003, 2002 and 2001, respectively.

     The components of rental expense are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Repairs and maintenance	$24,121	$18,632	$17,017
Management fees and costs	10,746	12,039	11,484
Utilities	12,930	8,939	7,995
Payroll — properties	7,915	5,878	4,499
Ground rent	5,052	4,904	3,317
Insurance	6,728	4,198	3,082
Other operating	15,955	18,400	14,225

	$83,447	$72,990	$61,619

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

     We estimate the fair value of our financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable debt and equity securities; (2) quoted market prices were used to estimate the fair value of our marketable convertible subordinated debentures; (3) discounted

-F17-

cash flow analyses are used to estimate the fair value of mortgage notes receivable and payable, using our estimate of current interest rates for similar notes in 2003, the carrying amount on the balance sheet was used to approximate fair value for mortgage notes receivable since these notes are for specific deals, some contain participation provisions based on the property performance and also are convertible into ownership of the properties; (4) carrying amounts on the balance sheet approximate fair value for cash, accounts payable, accrued expenses and short term borrowings. Notes receivable from officers are excluded from fair value estimation since they have been issued in connection with employee stock ownership programs.

	December 31, 2003		December 31, 2002
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value

Cash & equivalents	$34,968	$34,968	$23,123	$23,123
Investments	$8,919	$8,919	$5,929	$5,929
Mortgage notes receivable	$41,500	$41,500	$35,577	$35,577
Mortgages and construction loans and notes payable	$616,194	$640,957	$487,128	$543,535
Convertible debentures	—	—	$75,000	$75,103
Senior notes	$535,000	$592,300	$535,000	$581,293

NOTE 4. NOTES PAYABLE

     Our notes payable consist of the following (in thousands):

	2003	2002

Revolving credit facilities	$99,750	$71,000
Term notes with banks	250,000	125,000
Other	11,573	11,711

	$361,323	$207,711

     On October 8, 2003, we closed on a new $550 million unsecured credit facility which replaced our $300 million revolving credit facility and $125 million term loan, both of which were due to mature on December 19, 2003. The new credit facility consists of a $150 million five-year term loan, a $100 million three-year term loan, and a $300 million three-year revolving credit facility, with a one-year extension option. The term loans currently bear interest at LIBOR plus 95 basis points, while the revolving facility currently bears interest at LIBOR plus 75 basis points. The spread over LIBOR is subject to adjustment based on our credit rating. Covenants under the new credit facility are substantially the same type as were required under the previous facility. Concurrent with the replacement of our $125 million term loan with the new credit facility, we unwound the related interest rate swaps which were due to expire on December 19, 2003 at of cost of approximately $1.1 million.

     The maximum amount drawn under these revolving credit facilities during 2003, 2002 and 2001 was $215.0 million, $225.0 million and $308.5 million, respectively. In 2003, 2002 and 2001, the weighted average interest rate on borrowings was 3.4%, 5.0% and 5.6%, respectively,

-F18-

and the average amount outstanding was $96.9 million, $189.1 million and $269.7 million, respectively.

     In January 2004, we issued $75 million of fixed rate notes which mature in February 2011 and bear interest at 4.50%. The proceeds of this note offering were used to pay down our revolving credit facility.

NOTE 5. 5 1/4% CONVERTIBLE SUBORDINATED DEBENTURES

     In October 1993, we issued $75.0 million of 5 1/4% convertible subordinated debentures, realizing cash proceeds of approximately $73.0 million. The debentures which were convertible into shares of beneficial interest at $36 per share were not registered under the Securities Act of 1933 and were not publicly distributed within the United States. We redeemed and paid in full our $75.0 million debentures originally due to mature on October 28, 2003, on June 23, 2003.

NOTE 6. SENIOR NOTES AND DEBENTURES

     Unsecured senior notes and debentures at December 31, 2003 and 2002 consist of the following (in thousands):

	2003	2002

6.74% Medium-Term Notes due March 10, 2004	$39,500	$39,500
6.625% Notes due December 1, 2005	40,000	40,000
6.99% Medium-Term Notes due March 10, 2006	40,500	40,500
6.82% Medium-Term Notes due August 1, 2027, redeemable at par by holder August 1, 2007	40,000	40,000
6.125% Notes due November 15, 2007	150,000	150,000
7.48% Debentures due August 15, 2026, redeemable at par by holder August 15, 2008	50,000	50,000
8.75% Notes due December 1, 2009	175,000	175,000

	$535,000	$535,000

     On November 19, 2002, we completed the sale of $150 million of senior notes in an underwritten public offering under our shelf registration statement declared effective by the SEC on September 30, 1998. Net proceeds, after deducting the discounts and commissions to the underwriters and other expenses of this offering, totaled approximately $148.7 million. The net proceeds, together with $20 million in available insurance proceeds relating to the Santana Row fire, and approximately $7.1 million in borrowings under our credit facility, were used to pay in full and retire the Santana Row construction loan, including all interest owed on the loan.

     The loan agreements contain various covenants, including limitations on the amount of debt and minimum debt service coverage ratios. We are in compliance with all covenants. No principal is due on these notes prior to maturity.

     In October 2002, we filed a $500 million shelf registration statement, declared effective on November 6, 2002, with the Securities and Exchange Commission which allows the issuance of debt securities, preferred shares and common shares. As of December 31, 2003, $400 million was available under the shelf registration. Subsequent to December 31, 2003, the capacity was reduced by $75 million as a result of a note offering in January 2004.

-F19-

NOTE 7. DIVIDENDS

     On December 2, 2003 the Trustees declared a quarterly cash dividend of $0.49 per common share, payable January 15, 2004 to common shareholders of record January 2, 2004. The total dividend declared per common share for 2003 was $1.95.

     Also on December 2, 2003 the Trustees declared a quarterly cash dividend of $0.53125 per share on its Series B Cumulative Redeemable Preferred Shares, payable on January 30, 2004 to shareholders of record on January 15, 2004, respectively.

     For the year ended December 31, 2003, $0.29 of dividends paid per common share represent a capital gain. $0.36 of dividends paid per Series B preferred share represent a capital gain. $0.21 dividends paid per Series A preferred share represent a capital gain. For the year ended December 31, 2002, $0.37 of dividends paid per common share and per Series B preferred share represent a capital gain. $0.38 of dividends paid per Series A preferred share represent a capital gain.

NOTE 8. COMMITMENTS AND CONTINGENCIES

     We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

     As detailed at Note 1, “Summary of Significant Accounting Policies — Investment in Restaurant Joint Ventures at Santana Row,” we are currently committed to invest approximately $8.0 million in these joint ventures. As of December 31, 2003 we have invested approximately $7.8 million.

     Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party, has the right to require us and the two other minority partners to purchase from half to all of its 37.5% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value, our estimated liability upon exercise of the put option is approximately $28.0 million. In conjunction with the construction of apartments at the property completed in 2003, we have agreed to acquire 7.5% of the third party’s interest in Congressional Plaza, thereby lowering its ownership percentage to 30%, in exchange for our funding approximately $7 million of its share of the redevelopment cost. The development funding has taken place in 2003 and the acquisition of the third party’s 7.5% interest is anticipated to be completed in 2004. After the completion of this transaction, our estimated liability upon the exercise of the put option will be approximately $21 million.

     Under the terms of various other partnerships which own shopping center properties with a cost of approximately $88.5 million, the partners may exchange their 852,222 operating units for cash or the same number of our common shares, at our option. On February 14, 2003 we paid $333,000 to redeem 12,000 operating units. On March 31, 2003 in connection with the acquisition of Mount Vernon Plaza we issued approximately 120,000 operating units. On April 3, 2003 we issued 64,952 of our common shares valued at $1.9 million in exchange for 64,952

-F20-

operating units. On January 5, 2004 we paid $199,000 to redeem an additional 5,100 operating units.

     Under the terms of four other partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon net operating income. The purchase price may be paid in cash or for two of the partnerships, a limited number of our common shares at the election of the other partners. In these partnerships, if the other partners do not redeem their interest, we may choose to purchase the limited partnership interests upon the same terms.

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

     As of December 31, 2003 in connection with renovation and development projects, the Trust has contractual obligations of approximately $79 million.

-F21-

     We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows (in thousands):

2004	$4,320
2005	4,329
2006	4,376
2007	4,423
2008	4,409
Thereafter	269,474

$291,331

NOTE 9. SHAREHOLDERS’ EQUITY

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

     On October 6, 1997 we issued four million 7.95% Series A Cumulative Redeemable Preferred Shares at $25 per share in a public offering, realizing cash proceeds of approximately $96.6 million after costs of $3.4 million. The Series A Preferred Shares were not redeemable prior to October 6, 2002. On June 13, 2003, we redeemed these Preferred Shares using the proceeds from the May 14, 2003 common stock offering and available funds. Dividends on the Preferred Shares were payable quarterly in arrears on the last day of January, April, July and October.

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

     On June 12, 2002, we issued 2.2 million common shares at $25.9825 per share ($27.35 gross, before a 5.00% underwriters discount and selling concession) netting $56.6 million in cash proceeds after all expenses of the offering.

     On May 14, 2003, we issued 3.2 million common shares at $30.457 per share ($31.48 gross, before an aggregate 3.25% underwriters discount and selling concession) netting $98.4 million in cash proceeds, after all expenses of the offering.

     We have a Dividend Reinvestment Plan, whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2003, 2002 and 2001, 109,835 shares, 134,247 shares and 159,234 shares, respectively, were issued under the Plan.

-F22-

     In December 1999, the Trustees authorized a share repurchase program for calendar year 2000 of up to an aggregate of 4 million of our common shares. During 2000, a total of 1,325,900 shares were repurchased, at a cost of $25.2 million. We did not repurchase shares in 2003, 2002 or 2001.

     In 2003, 2002 and 2001, 138,568 common shares, 98,092 common shares and 96,657 common shares, respectively, were awarded to key employees, including our former Chief Executive Officer, under various incentive compensation programs designed to directly link a significant portion of their current and long term compensation to the prosperity of the Trust and its shareholders. The shares vest over terms from 3 to 5 years. Vesting of common shares awarded to the former Chief Executive Officer was accelerated pursuant to his contractual arrangement.

     On January 26, 1998, we granted 75,000 Performance Shares to an employee for which vesting was tied to leasing performance as it relates to Santana Row and other projects. Performance was to be measured at three separate dates extending to 2003. By December 31, 2002, the first two performance measures had been met. In connection with the restructuring (See Note 13) the 2003 performance measure was accelerated and granted as of December 31, 2002. We applied variable accounting to these awards by valuing the shares at each date the performance measures were either met or accelerated and recorded a charge of $712,000 as part of the restructuring charge.

     In February 2002 and February 2003, we granted Performance Awards of 30,000 and 120,000, respectively, to certain officers and employees of the Trust. Pursuant to the terms of these awards, 20% of the Performance Shares will vest for any calendar year in which we exceed certain performance targets for the same period. Any performance awards which remain

-F23-

unvested after 2011 and 2012, respectively, will be forfeited. We employ variable accounting for these Performance Awards. Compensation expense resulting from this accounting was not material in 2002 or 2003.

     Tax loans with a balance of $300,000 in 2003, $1.8 million in 2002 and $3.1 million in 2001 have been made in connection with restricted share grants to certain of our officers and in connection with the Share Purchase Plans. The loans, which bear interest ranging from 1.95% to 6.54%, are due over periods ranging from 8 to 13 years from the date of the loan. During 2003 tax loans in the amount of $1.5 million were repaid.

     On April 13, 1999, the Shareholder Rights Plan adopted in 1989 expired. On March 11, 1999 we entered into an Amended and Restated Rights Agreement with American Stock Transfer and Trust Company, pursuant to which (i) the expiration date of our shareholder rights plan was extended for an additional ten years to April 24, 2009, (ii) the beneficial ownership percentage at which a person becomes an “Acquiring Person” under the plan was reduced from 20% to 15%, and (iii) certain other amendments were made. On October 29, 2003, we further amended the Amended and Restated Rights Agreement to increase the beneficial ownership percentage at which a person becomes an “Acquiring Person” under the plan from 15% to 20% and to require that the Trust’s Board of Trustees review the plan on a periodic basis.

NOTE 10. STOCK OPTION PLAN

     The 1993 Long Term Incentive Plan (“Plan”) authorizes the grant of options and other stock based awards for up to 5.5 million shares. Options granted under the Plan have ten year terms and vest in one to five years. The Plan expired in May 2003.

     In May 2001 our shareholders’ approved the 2001 Long Term Incentive Plan (“2001 Plan”) which authorized an additional 1,750,000 shares for future option and other stock based awards.

     The option price to acquire shares under the 2001 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, we had outstanding from our officers and employees notes for $3.3 million, $2.5 million and $2.5 million at December 31, 2003, 2002 and 2001, respectively. Notes issued after 2001 bear interest at LIBOR plus a market-rate spread with the rate adjusted annually. Notes issued prior to 2002 bear interest at the lesser of (i) our borrowing rate on the date of exercise or (ii) the dividend rate on the date of exercise divided by the purchase price of such shares. The notes issued under the previous plans bear interest at the lesser of (i) our borrowing rate or (ii) the current indicated annual dividend rate on the shares acquired pursuant to the option, divided by the purchase price of such shares. The notes are collateralized by the shares with recourse to the borrower and have five-year terms. Option awards made in 2001 and later do not provide for employees to be able to exercise their options with a loan from the Trust.

     SFAS No. 123, “Accounting for Stock-Based Compensation” requires pro forma information regarding net income and earnings per share as if we accounted for our stock options under the fair value method of that Statement. Where at the date of grant, either the number of shares or exercise price are not known, we record compensation expense in accordance with variable accounting. The fair value for options issued in 2003, 2002 and 2001 has been estimated as $582,000, $536,000 and $350,000, respectively, as of the date of grant, using a

-F24-

Black Scholes model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.2%, 4.5% and 4.9%; volatility factors of the expected market price of our shares of 20%, 16% and 20%; and a weighted average expected life of the option of 6.0 years, 6.9 years and 6.9 years. Our assumed weighted average dividend yield used to estimate the fair value of the options issued was 8.85% in 2003.

     Because option valuation models require the input of highly subjective assumptions, such as the expected stock price volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

     A summary of our stock option activity for the years ended December 31, is as follows:

	Shares Under	Weighted Average
	Option	Exercise Price

Outstanding at January 1, 2001	3,718,281	$23.46
Options granted 2001	417,500	19.80
Options exercised 2001	(27,566)	20.81
Options forfeited 2001	(351,834)	22.88

Outstanding at December 31, 2001	3,756,381	23.12

Options granted 2002	435,500	25.26
Options exercised 2002	(951,971)	21.92
Options forfeited 2002	(19,168)	23.95

Outstanding at December 31, 2002	3,220,742	23.76

Options granted 2003	419,500	28.30
Options exercised 2003	(2,124,869)	23.89
Options forfeited 2003	(53,333)	25.00

Outstanding at December 31, 2003	1,462,040	24.86

     At December 31, 2003, 2002 and 2001, options for 900,000, 2.5 million shares and 2.7 million shares, respectively, were exercisable. The average remaining contractual life of options outstanding at December 31, 2003, 2002 and 2001 was 6.3 years, 5.4 years and 5.8 years, respectively. The weighted average grant date fair value per option for options granted in 2003, 2002 and 2001 was $1.32, $1.23 and $1.04, respectively. The exercise price of options outstanding at December 31, 2003 ranged from $18.00 per share to $35.91 per share.

NOTE 11. SAVINGS AND RETIREMENT PLANS

     We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. For employees who choose to contribute, their contributions range, at their discretion, from 1% to 20% of compensation up to a maximum of $11,000. Under the plan, we contribute out of our current net income, 50% of each employee’s first 5% of contributions. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our employees are immediately eligible to become plan participants. Employees are not eligible to receive matching contributions until their first

-F25-

anniversary of employment. Our expense for the years ended December 31, 2003, 2002 and 2001 was $255,000, $271,000 and $243,000, respectively.

     A nonqualified deferred compensation plan for our officers and certain other employees was established in 1994. The plan allows the participants to defer future income until the earlier of age 65 or termination of employment. As of December 31, 2003, we are liable to participants for approximately $3.2 million under this plan. Although this is an unfunded plan, we have purchased certain investments with which to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying financial statements.

NOTE 12. INTEREST EXPENSE

     We incurred interest totaling $88.7 million, $88.6 million and $87.1 million in 2003, 2002 and 2001, respectively, of which $13.5 million, $23.5 million, and $17.8 million respectively, was capitalized. Interest paid was $85.7 million in 2003, $86.2 million in 2002 and $84.1 million in 2001.

NOTE 13. CHANGE IN BUSINESS PLAN

     On February 28, 2002, we adopted a new business plan which returned our primary focus to our traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. We will complete Bethesda Row and Santana Row (Pentagon Row was completed in 2002) but do not plan to develop any new large-scale, mixed-use, ground-up development projects. Rather, we will seek to acquire income producing centers in and around our existing markets and will identify and execute redevelopment opportunities in our existing portfolio. Concurrent with the adoption of the business plan, we adopted a management succession plan and restructured our management team.

     In connection with this change in our business plan, we recorded a charge of $18.2 million. This charge included a reserve for a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several of our senior officers related to the management restructuring, as well as the write-off of $1.6 million of our development costs. All charges against the reserve, totaling $8.5 million, were expended during 2002. An additional component of the restructuring charge is an impairment loss of $9.7 million representing the estimated loss on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Washington County, Oregon, thereby adjusting the value of these assets to their estimated fair value. The Tanasbourne land was sold in 2003 for approximately $9.7 million resulting in a gain of $1.9 million.

     On December 20, 2002, we announced the resignation of Steven J. Guttman as Trustee, Chief Executive Officer and Chairman of the Board of Trustees effective January 1, 2003. Donald C. Wood, our then President and Chief Operating Officer, was named Chief Executive Officer and a member of the Board of Trustees. Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board. As a result of this transition, we recorded a charge of $13.8 million in the fourth quarter of 2002 for payments and benefits to Mr. Guttman pursuant to his contractual arrangements with the Trust and for other transition related costs. Of this amount, $7.9 million had not been paid as of December 31, 2002 and $0.8 million remains to be expended as of December 31, 2003.

-F26-

NOTE 14. SUBSEQUENT EVENTS (UNAUDITED)

     Pursuant to the 2003 Incentive Bonus Plan, vice presidents and certain key employees receive part of their 2003 bonus in our common shares which vest over three years. Consequently, on February 12, 2004, 9,025 shares were awarded under this plan. In addition, on February 12, 2004, 75,522 restricted shares which will vest over three years were awarded to the Trust’s officers. All of the restricted share awards were made under the 2001 Plan.

-F27-

NOTE 15. SEGMENT INFORMATION

     We operate our portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West, which constitutes our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

     A summary of our operations by geographic region is presented below (in thousands):

2003	Northeast	Mid Atlantic	West	Other	Total

Rental income	$121,325	$151,206	$62,166	$0	$334,697
Other property income	5,063	7,525	5,212	—	17,800
Interest and other income	3,409	309	1,661	—	5,379
Rental expense	(24,519)	(33,168)	(25,760)	—	(83,447)
Real estate tax	(16,881)	(13,119)	(4,596)	—	(34,596)

Property operating income	88,397	112,753	38,683	—	239,833
Interest expense	—	—	—	(75,232)	(75,232)
Administrative expense	—	—	—	(11,820)	(11,820)
Depreciation and amortization	(27,732)	(29,533)	(16,814)	(1,010)	(75,089)

Income before minority interests and discontinued operations	$60,665	$83,220	$21,869	($88,062)	$77,692

Capital expenditures	$82,944	$81,165	$124,122		$288,231

Real estate assets	$813,617	$903,878	$752,654		$2,470,149

2002	Northeast	Mid Atlantic	West	Other	Total

Rental income	$120,302	$139,487	$35,227	$0	$295,016
Other property income	5,480	7,509	2,479	—	15,468
Interest and other income	3,736	937	483	—	5,156
Rental expense	(22,751)	(31,872)	(18,367)	—	(72,990)
Real estate tax	(15,746)	(11,757)	(3,184)	—	(30,687)

Property operating income	91,021	104,304	16,638	—	211,963
Interest expense	—	—	—	(65,058)	(65,058)
Administrative expense	—	—	—	(13,790)	(13,790)
Restructuring expense	—	—	—	(22,269)	(22,269)
Depreciation and amortization	(27,338)	(27,045)	(8,583)	(811)	(63,777)

Income before minority interests and discontinued operations	$63,683	$77,259	$8,055	($101,928)	$47,069

Capital expenditures	$10,539	$34,265	$220,539		$265,343

Real estate assets	$747,778	$827,090	$731,958		$2,306,826

2001	Northeast	Mid Atlantic	West	Other	Total

Rental income	$111,083	$123,932	$34,273	$0	$269,288
Other property income	5,430	5,697	2,580	—	13,707
Interest and other income	4,379	1,434	777	—	6,590
Rental expense	(22,676)	(28,239)	(10,704)	—	(61,619)
Real estate tax	(14,959)	(9,941)	(2,746)	—	(27,646)

Property operating income	83,257	92,883	24,180	—	200,320
Interest expense	—	—	—	(69,313)	(69,313)
Administrative expense	—	—	—	(14,281)	(14,281)
Depreciation and amortization	(26,475)	(23,736)	(6,986)	(1,034)	(58,231)

Income before minority interests and discontinued operations	$56,782	$69,147	$17,194	($84,628)	$58,495

Capital expenditures	$15,386	$87,706	$169,278		$272,370

Real estate assets	$760,849	$793,566	$549,889		$2,104,304

     There are no transactions between geographic areas.

-F28-

NOTE 16. QUARTERLY DATA (UNAUDITED)

     The following summary represents the results of operations for each quarter in 2003 and 2002 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003
Revenue (1)	$84,091	$84,745	$85,836	$97,825
Net income (loss) available for common shares	11,520	10,213	21,726	31,998
Earnings (loss) per common share — basic	0.26	0.22	0.44	0.66
Earnings (loss) per common share — diluted	0.26	0.21	0.43	0.64

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2002
Revenue (1)	$73,975	$74,939	$76,010	$90,716
Net income available for common shares	(6,187)	30,479	13,648	(2,078)
Earnings per common share — basic	(0.15)	0.75	0.32	(0.05)
Earnings per common share — diluted	(0.15)	0.74	0.31	(0.05)

(1)	As required by SFAS No. 144 revenue has been reduced to reflect the discontinued assets sold. Total revenue from these discontinued assets, by quarter, is summarized as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2003 Revenue from discontinued assets	—	(9)	(180)	2,565
2002 Revenue from discontinued assets	1,219	624	590	3,137

-F29-

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E
			Initial cost to company				Gross amount at which carried at close of period

					Cost Capitalized
				Building and	Subsequent to			Building and
Descriptions	Encumbrance		Land	Improvements	Acquisition		Land	Improvements	Total
ALLWOOD (New Jersey)	$3,501,000	$		$3,920,000	$376,465	$		$4,296,465	$4,296,465
ANDORRA (Pennsylvania)			2,432,000	12,346,000	4,538,531		2,432,107	16,884,531	19,316,638
ARIZONA BUILDINGS (2)			1,334,000	9,104,000	629,481		1,334,085	9,733,481	11,067,566
BALA CYNWYD (Pennsylvania)			3,565,000	14,466,000	5,967,942		3,565,000	20,433,942	23,998,942
BARRACKS ROAD (Virginia)	44,222,000		4,363,000	16,459,000	18,749,106		4,362,713	35,208,106	39,570,819
BETHESDA ROW (Maryland)	12,576,000		9,114,000	20,821,000	51,277,294		7,415,873	72,085,294	79,501,167
BLUESTAR (New Jersey)	26,724,000			29,922,000	9,598,204			39,520,204	39,520,204
BRICK PLAZA (New Jersey)	32,936,000			24,715,000	29,154,110		3,788,189	50,081,110	53,869,299
BRISTOL (Connecticut)			3,856,000	15,959,000	2,517,080		3,856,302	18,476,080	22,332,382
BRUNSWICK (New Jersey)	11,125,000			12,456,000	8,878,078			21,334,078	21,334,078
CALIFORNIA RETAIL BUILDINGS
SANTA MONICA (9)			22,645,000	12,709,000	36,912,290		22,644,437	49,621,290	72,265,727
SAN DIEGO (4)			3,844,000	1,352,000	6,930,285		3,843,617	8,282,285	12,125,902
150 POST STREET (San Francisco)			11,685,000	9,181,000	9,159,102		11,685,000	18,340,102	30,025,102
OTHER (5)			19,496,000	25,752,000	8,151,018		11,830,439	33,903,018	45,733,457
CLIFTON (New Jersey)	3,556,000			3,646,000	1,305,420			4,951,420	4,951,420
CONGRESSIONAL PLAZA (Maryland)			2,793,000	7,424,000	58,026,387		1,019,875	65,450,387	66,470,262
CONNECTICUT RETAIL BUILDINGS (5)			25,061,000	27,739,000	(14,656,484)		10,912,328	13,082,516	23,994,844
COURTHOUSE CENTER (Maryland)			1,750,000	1,869,000	675,890		1,750,000	2,544,890	4,294,890
CROSSROADS (Illinois)			4,635,000	11,611,000	5,566,137		4,634,570	17,177,137	21,811,707
DEDHAM PLAZA (Massachusetts)			12,369,000	12,918,000	4,363,599		12,368,893	17,281,599	29,650,492
EASTGATE (North Carolina)			1,608,000	5,775,000	9,153,550		1,607,610	14,928,550	16,536,160
ELLISBURG CIRCLE (New Jersey)			4,028,000	11,309,000	12,706,821		4,012,782	24,015,821	28,028,603
ESCONDIDO PROMENADE (California)			11,505,000	12,147,000	1,201,619		11,504,980	13,348,619	24,853,599
FALLS PLAZA (Virginia)			1,260,000	735,000	6,199,419		1,260,216	6,934,419	8,194,635
FALLS PLAZA — East (Virginia)			538,000	535,000	2,282,313		559,252	2,796,061	3,355,313
FEASTERVILLE (Pennsylvania)			1,431,000	1,600,000	8,618,959		1,430,781	10,218,959	11,649,740
FEDERAL PLAZA (Maryland)	35,543,000		10,216,000	17,895,000	33,813,475		10,216,206	51,708,475	61,924,681
FINLEY SQUARE (Illinois)			9,252,000	9,544,000	9,563,089		9,251,776	19,107,089	28,358,865
FLORIDA RETAIL BUILDINGS (2)			5,206,000	1,631,000	39,862		5,206,073	1,670,862	6,876,935
FLOURTOWN (Pennsylvania)			1,345,000	3,943,000	3,467,840		1,345,075	7,410,840	8,755,915
FRESH MEADOWS (New York)			24,625,000	25,255,000	14,764,654		24,626,889	40,019,654	64,646,543
FRIENDSHIP CTR (District of Columbia)			12,696,000	20,803,000	(190,317)		12,696,367	20,612,683	33,309,050
GAITHERSBURG SQUARE (Maryland)			7,701,000	5,271,000	10,933,112		6,012,077	17,893,035	23,905,112
GARDEN MARKET (Illinois)			2,677,000	4,829,000	3,632,391		2,677,200	8,461,391	11,138,591
GOVERNOR PLAZA (Maryland)			2,068,000	4,905,000	11,667,108		2,068,227	16,572,108	18,640,335
GRATIOT PLAZA (Michigan)			525,000	1,601,000	14,510,795		525,316	16,111,795	16,637,111
GREENLAWN (New York)			2,294,000	3,864,000	4,881,221		2,294,400	8,745,221	11,039,621
HAMILTON (New Jersey)	4,827,000			5,405,000	2,682,120			8,087,120	8,087,120
HAUPPAUGE (New York)	16,670,000		8,791,000	15,262,000	2,266,896		8,791,315	17,528,896	26,320,211
HUNTINGTON (New York)	14,297,000			16,008,000	6,424,765			22,432,765	22,432,765
IDYLWOOD PLAZA (Virginia)			4,308,000	10,026,000	580,431		4,307,775	10,606,431	14,914,206
ILLINOIS RETAIL BUILDINGS (1)			1,291,000	2,325,000	(48,646)		943,500	2,276,354	3,219,854
KINGS COURT (California)				10,714,000	695,069			11,409,069	11,409,069
LANCASTER (Pennsylvania)	4,907,000			2,103,000	7,907,845			10,010,845	10,010,845
LANGHORNE SQUARE (Pennsylvania)			720,000	2,974,000	13,942,533		720,000	16,916,533	17,636,533
LAUREL (Maryland)			7,458,000	22,525,000	15,674,386		7,458,514	38,199,386	45,657,900
LAWRENCE PARK (Pennsylvania)	31,344,000		5,723,000	7,160,000	12,938,579		5,734,209	20,087,579	25,821,788
LEESBURG PLAZA (Virginia)	9,900,000		8,184,000	10,722,000	1,609,710		8,184,400	12,331,710	20,516,110
LOEHMANN’S PLAZA (Virginia)			1,237,000	15,096,000	9,060,647		1,248,000	24,145,647	25,393,647

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I

				Life on which
	Accumulated	Date		depreciation in latest
	Depreciation and	of	Date	income statements
Descriptions	Amortization	Construction	Acquired	is computed
ALLWOOD (New Jersey)	$1,933,125	1958	12/12/88	35 years
ANDORRA (Pennsylvania)	8,898,022	1953	01/12/88	35 years
ARIZONA BUILDINGS (2)	1,570,087	1995-1998	05/07/98	35 years
BALA CYNWYD (Pennsylvania)	6,615,057	1955	09/22/93	35 years
BARRACKS ROAD (Virginia)	21,565,644	1958	12/31/85	35 years
BETHESDA ROW (Maryland)	14,301,523	1945-2000	12/31/93	35 - 50 years
BLUESTAR (New Jersey)	16,443,014	1959	12/12/88	35 years
BRICK PLAZA (New Jersey)	20,717,524	1958	12/28/89	35 years
BRISTOL (Connecticut)	4,825,019	1959	9/22/95	35 years
BRUNSWICK (New Jersey)	8,042,794	1957	12/12/88	35 years
CALIFORNIA RETAIL BUILDINGS
SANTA MONICA (9)	8,152,631	1888-2000	1996-2000	35 years
SAN DIEGO (4)	1,152,489	1888-1995	1996-1997	35 years
150 POST STREET (San Francisco)	3,203,171	1908	10/23/97	35 years
OTHER (5)	3,694,367	var	1996-1999	35 years
CLIFTON (New Jersey)	2,259,063	1959	12/12/88	35 years
CONGRESSIONAL PLAZA (Maryland)	20,992,104	1965	04/01/65	35 years
CONNECTICUT RETAIL BUILDINGS (5)	2,552,271	1900-1991	1994-1996	35 years
COURTHOUSE CENTER (Maryland)	393,826	1975	12/17/97	35 years
CROSSROADS (Illinois)	5,968,446	1959	07/19/93	35 years
DEDHAM PLAZA (Massachusetts)	5,384,800	1959	12/31/93	35 years
EASTGATE (North Carolina)	6,749,644	1963	12/18/86	35 years
ELLISBURG CIRCLE (New Jersey)	10,974,900	1959	10/16/92	35 years
ESCONDIDO PROMENADE (California)	2,782,374	1987	12/31/96	35 years
FALLS PLAZA (Virginia)	2,556,176	1962	09/30/67	22 3/4 years
FALLS PLAZA — East (Virginia)	2,693,618	1960	10/05/72	25 years
FEASTERVILLE (Pennsylvania)	5,418,488	1958	07/23/80	20 years
FEDERAL PLAZA (Maryland)	19,826,810	1970	06/29/89	35 years
FINLEY SQUARE (Illinois)	5,806,120	1974	04/27/95	35 years
FLORIDA RETAIL BUILDINGS (2)	377,495	1920	02/28/96	35 years
FLOURTOWN (Pennsylvania)	4,065,261	1957	04/25/80	35 years
FRESH MEADOWS (New York)	7,973,500	1946-1949	12/05/97	35 years
FRIENDSHIP CTR (District of Columbia)	1,384,762	1998	09/21/01	35 years
GAITHERSBURG SQUARE (Maryland)	7,438,264	1966	04/22/93	35 years
GARDEN MARKET (Illinois)	2,210,595	1958	07/28/94	35 years
GOVERNOR PLAZA (Maryland)	9,841,899	1963	10/01/85	35 years
GRATIOT PLAZA (Michigan)	5,685,297	1964	03/29/73	25 3/4 years
GREENLAWN (New York)	1,210,900	1975	01/05/00	35 years
HAMILTON (New Jersey)	4,194,263	1961	12/12/88	35 years
HAUPPAUGE (New York)	2,747,127	1963	08/06/98	35 years
HUNTINGTON (New York)	10,877,818	1962	12/12/88	35 years
IDYLWOOD PLAZA (Virginia)	3,081,516	1991	04/15/94	35 years
ILLINOIS RETAIL BUILDINGS (1)	676,410	1900-1927	1995-1997	35 years
KINGS COURT (California)	2,320,554	1960	08/24/98	26 years
LANCASTER (Pennsylvania)	4,383,241	1958	04/24/80	22 years
LANGHORNE SQUARE (Pennsylvania)	6,917,094	1966	01/31/85	35 years
LAUREL (Maryland)	20,213,360	1956	08/15/86	35 years
LAWRENCE PARK (Pennsylvania)	15,299,908	1972	07/23/80	22 years
LEESBURG PLAZA (Virginia)	2,083,698	1967	09/15/98	35 years
LOEHMANN’S PLAZA (Virginia)	4,007,035	1971	07/21/83	35 years

-F30-

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial cost to company			Gross amount at which carried at close of period
				Cost Capitalized
			Building and	Subsequent to		Building and
Descriptions	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total
MAGRUDERS (Maryland)		4,554,000	4,859,000	1,612,568	4,553,875	6,471,693	11,025,568
MERCER MALL (New Jersey)	60,039,000	4,488,340	70,076,308	2,018,015	4,488,340	72,094,323	76,582,663
MID PIKE PLAZA (Maryland)	10,041,000	—	10,335,000	6,945,454		17,280,454	17,280,454
MOUNT VERNON PLAZA (Virginia)	13,086,000	—	19,400,134	389,568	12,026,646	19,790,302	19,790,302
NEW YORK RETAIL BUILDINGS (3)		5,891,000	6,051,000	12,026,646	6,196,618	17,772,028	23,968,646
NORTHEAST (Pennsylvania)		1,152,000	10,596,000	10,082,356	1,152,825	20,677,531	21,830,356
NORTH LAKE COMMONS (Illinois)		2,782,000	8,604,000	1,606,300	2,782,495	10,210,300	12,992,795
OLD KEENE MILL (Virginia)		638,000	998,000	3,515,685	638,234	4,513,685	5,151,919
OLD TOWN CENTER (California)		3,420,000	2,765,000	27,322,592	3,420,000	30,087,592	33,507,592
PAN AM SHOPPING CENTER (Virginia)		8,694,000	12,929,000	3,454,960	8,694,500	16,383,460	25,077,960
PENTAGON ROW (Virginia)			2,955,000	84,582,651		87,537,651	87,537,651
PERRING PLAZA (Maryland)		2,800,000	6,461,000	14,728,058	2,800,000	21,189,058	23,989,058
PIKE 7 (Virginia)		9,709,000	22,799,000	924,287	9,708,997	23,723,290	33,432,287
FR PLAZA DEL MERCADO, LLC (Maryland)		1,580,999	18,984,476	787,590	1,580,999	19,001,066	20,582,065
QUEEN ANNE PLAZA (Massachusetts)		3,319,000	8,457,000	3,000,898	3,319,148	11,457,898	14,777,046
QUINCE ORCHARD PLAZA (Maryland)		3,197,000	7,949,000	7,966,391	2,928,242	16,184,149	19,112,391
ROLLINGWOOD APTS. (Maryland)		552,000	2,246,000	3,889,931	572,160	6,115,771	6,687,931
RUTGERS (New Jersey)	12,887,000		14,429,000	1,495,622		15,924,622	15,924,622
SAM’S PARK & SHOP (District of Columbia)		4,840,000	6,319,000	626,900	4,840,000	6,945,900	11,785,900
SAUGUS (Massachusetts)		4,383,000	8,291,000	509,805	4,383,000	8,800,805	13,183,805
SHIRLINGTON (Virginia)		9,761,000	14,808,000	8,693,336	9,815,093	23,447,243	33,262,336
SOUTH VALLEY SHOPPING CENTER (Virginia)		9,043,035	5,082,062	168,404	9,043,035	5,250,466	14,293,501
SANTANA ROW (California)		41,969,000	1,161,000	376,732,114	41,968,500	334,763,614	376,732,114
TEXAS RETAIL BUILDINGS (9)	230,000	14,680,000	1,976,000	43,693,746	14,679,954	45,669,792	60,349,746
TOWER (Virginia)		7,170,000	10,518,000	767,369	7,128,653	11,326,716	18,455,369
TROY (New Jersey)		3,126,000	5,193,000	12,193,796	3,125,728	17,386,796	20,512,524
TYSONS STATION (Virginia)	6,752,000	388,000	453,000	2,510,443	474,542	2,876,901	3,351,443
WILDWOOD (Maryland)	27,551,000	9,111,000	1,061,000	6,411,780	9,110,822	7,472,780	16,583,602
WILLOW GROVE (Pennsylvania)		1,499,000	6,643,000	18,119,984	1,498,560	24,762,984	26,261,544
WILLOW LAWN (Virginia)		3,192,000	7,723,000	49,975,061	7,790,283	53,099,778	60,890,061
WYNNEWOOD (Pennsylvania)	31,943,000	8,055,000	13,759,000	13,436,507	8,055,000	27,195,507	35,250,507
DEVELOPMENT PROJECTS:
SANTANA ROW (California)				73,411,286	0	74,572,286	74,572,286
Adj in consolidation trust acq cost Misc.							11,552

TOTALS	$414,357,000	$435,623,374	$840,212,580	$1,361,930,013	$416,875,971	$2,053,262,293	$2,470,149,816

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Life on which
	Accumulated	Date		depreciation in latest
	Depreciation and	of	Date	income statements
Descriptions	Amortization	Construction	Acquired	is computed
MAGRUDERS (Maryland)	1,037,021	1955	12/17/97	35 years
MERCER MALL (New Jersey)	611,396	2,003	12/4/03	35 years-50 years
MID PIKE PLAZA (Maryland)	9,733,402	1963	05/18/82	50 years
MOUNT VERNON PLAZA	420,357	2,003	3/31/03	35 years
NEW YORK RETAIL BUILDINGS (3)	2,534,887	1937 - 1987	12/16/97	35 years
NORTHEAST (Pennsylvania)	11,565,958	1959	08/30/83	35 years
NORTH LAKE COMMONS (Illinois)	2,927,225	1989	04/27/94	35 years
OLD KEENE MILL (Virginia)	3,624,104	1968	06/15/76	33 1/3 years
OLD TOWN CENTER (California)	5,425,367	1997-1998	10/22/97	35 years
PAN AM SHOPPING CENTER (Virginia)	6,392,970	1979	02/05/93	35 years
PENTAGON ROW (Virginia)	6,673,815	1999 - 2002	1998	35 years
PERRING PLAZA (Maryland)	11,624,174	1963	10/01/85	35 years
PIKE 7 (Virginia)	5,012,239	1968	03/31/97	35 years
FR PLAZA DEL MERCADO, LLC (Maryland)	45,095	2,003	10/31/03	35 years
QUEEN ANNE PLAZA (Massachusetts)	4,101,476	1967	12/23/94	35 years
QUINCE ORCHARD PLAZA (Maryland)	6,696,268	1975	04/22/93	35 years
ROLLINGWOOD APTS. (Maryland)	6,052,622	1960	01/15/71	25 years
RUTGERS (New Jersey)	7,030,201	1973	12/12/88	35 years
SAM’S PARK & SHOP (District of Columbia)	1,864,897	1930	12/01/95	35 years
SAUGUS (Massachusetts)	1,953,413	1976	10/01/96	35 years
SHIRLINGTON (Virginia)	5,061,861	1940	12/21/95	35 years
SOUTH VALLEY SHOPPING CENTER (Virginia)	109,139	2,003	3/21/03	35 years
SANTANA ROW (California)	8,776,675	1999 - 2002	03/05/97	50 years
TEXAS RETAIL BUILDINGS (9)	2,631,199	var	1998-1999	35 years
TOWER (Virginia)	1,811,294	1953-1960	08/24/98	35 years
TROY (New Jersey)	12,197,111	1966	07/23/80	22 years
TYSONS STATION (Virginia)	2,511,561	1954	01/17/78	17 years
WILDWOOD (Maryland)	6,217,473	1958	05/05/69	33 1/3 years
WILLOW GROVE (Pennsylvania)	12,954,406	1953	11/20/84	35 years
WILLOW LAWN (Virginia)	27,707,691	1957	12/05/83	35 years
WYNNEWOOD (Pennsylvania)	6,375,843	1948	10/29/96	35 years
DEVELOPMENT PROJECTS:
SANTANA ROW (California)	23,537	1999 - 2002	03/05/97	50 years
Adj in consolidation trust acq cost Misc.

TOTALS	$514,176,448

     1. Update encumbrances

     2. Do nitial costs rollforward for 2003 acquisitions and dispositions’

-F31-

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED
DEPRECIATION — CONTINUED
Three Years Ended December 31, 2003

Reconciliation of Total Cost

Balance, December 31, 2000	1,854,913,000
Additions during period
Acquisitions	52,820,000
Improvements	219,549,000
Deduction during period — disposition of property and miscellaneous retirements	(22,978,000)

Balance, December 31, 2001	2,104,304,000
Additions during period
Acquisitions	—
Improvements	265,531,000
Deduction during period — disposition of property and miscellaneous retirements	(63,009,000)

Balance, December 31, 2002	$2,306,826,000
Additions during period
Acquisitions	127,489,000
Improvements	64,848,000
Deduction during period — disposition of property and miscellaneous retirements	(29,014,000)

Balance, December 31, 2003	$2,470,149,000

(A)	For Federal tax purposes, the aggregate cost basis is approximately $2,194,269,000 as of December 31, 2003.

-F32-

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED
DEPRECIATION — CONTINUED
Three Years Ended December 31, 2003

Reconciliation of Accumulated
Depreciation and Amortization

Balance, December 31, 2000	351,258,000
Additions during period
Depreciation and amortization expense	55,048,000
Deductions during period — disposition of property, miscellaneous retirements and acquisition of minority interest	(10,539,000)

Balance, December 31, 2001	395,767,000
Additions during period
Depreciation and amortization expense	59,296,000
Deductions during period — disposition of property, miscellaneous retirements and acquisition of minority interest	(4,366,000)

Balance, December 31, 2002	$450,697,000
Additions during period
Depreciation and amortization expense	68,125,000
Deductions during period — disposition of property, miscellaneous retirements and acquisition of minority interest	(4,645,000)

Balance, December 31, 2003	$514,177,000

-F33-

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
Year Ended December 31, 2003

Column A	Column B	Column C	Column D	Column E	Column F	Column G
						Carrying
			Periodic Payment		Face Amount	Amount of
Description of Lien	Interest Rate	Maturity Date	Terms	Prior Liens	of Mortgages	Mortgages (1)
Leasehold mortgage	6.00%	March 2005	Interest only	—	$5,618,000	$5,876,000	(2)
on office building			monthly; ballon payment
in San Francisco, CA			due at maturity

Mortgage on Hotel	12% to 15%	January 2012	(3)	—	10,600,000	10,600,000
in San Jose, CA

Mortgage on retail	Greater of prime plus	May 2021	Interest only	—	25,000,000	15,774,000	(4)
buildings in Philadelphia, PA	2% or 10%		monthly; balloon payment
			due at maturity

Mortgage on retail	10% plus participation	May 2021	Interest only; balloon	—	9,250,000	9,250,000
buildings in Philadelphia, PA			payment due at maturity

				—	$50,468,000	$41,500,000

1)	For Federal tax purposes, the aggregate tax basis is approximately $41,500,000 as of December 31, 2003. No payments are delinquent on these mortgages.

2)	A $5.9 million loan receivable, which currently bears interest at 7.88% and is secured by an office building in San Francisco, California, was due February 28, 2003 but was not repaid on the due date. We are currently negotiating with the borrower to extend the loan until March 31, 2005. When the loan modification is complete, the interest rate on the note will decrease to 6% retroactive to July 1, 2003. Interest on the loan is current through December 31, 2003 and based in part on the value of the underlying collateral, we believe that the loan is collectible and as such, no reserve has been established at this time.

3)	For the first five years interest is payable from cash flow, if available. If cash flow is not sufficient to pay interest in full, the unpaid amount will accrue and bear interest at the same rate as the principal. After year five, current interest payments are required. After year seven, mortgagee is required to apply 50% of all available cash flow to repayment of principal. In March 2004, an additional $900,000 advance was made on this loan.

4)	This mortgage is available for up to $25,000,000.

-F34-

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE — CONTINUED
Three Years Ended December 31, 2003

Reconciliation of Carrying Amount

Balance, December 31, 2000	47,360,000
Additions during period
Issuance of loans	925,000
Deductions during period
Collection and satisfaction of loans	(12,678,000)

Balance, December 31, 2001	35,607,000
Additions during period
Issuance of loans	14,362,000
Deductions during period
Collection and satisfaction of loans	(14,392,000)

Balance, December 31, 2002	$35,577,000
Additions during period
Issuance of loans	5,923,000
Deductions during period
Collection and satisfaction of loans	—

Balance, December 31, 2003	$41,500,000

-F35-

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Grant Thornton LLP has been selected as our independent public accountants for the current year and examined our financial statements for the year ended December 31, 2003. On June 4, 2002, Arthur Andersen LLP was dismissed and Grant Thornton LLP was engaged as our principal independent public accountants. The decision to change accountants was approved by the Board of Trustees upon the recommendation of the Audit Committee. The reports of Arthur Andersen LLP for the year ended December 31, 2001 and the subsequent interim period through June 4, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles. During our fiscal year ended December 31, 2001 and the subsequent interim period through June 4, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their reports on the financial statements for those periods.

Item 9A. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report.

     There was no change in our internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

     Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 10. Trustees and Executive Officers

     a.) The table identifying our Trustees under the caption “Election of Trustees” and the section entitled “Executive Officers” of the Proxy Statement is incorporated herein by reference.

     b.) The information required by this item is included in this report at Item 1 under the caption “Executive Officers of the Registrant”. The information contained in the Proxy Statement under the captions “Election of Trustees” and “Executive Officers” is incorporated herein by reference.

Item 11. Executive Compensation

     The sections entitled “Summary Compensation Table” and “Aggregated Option Exercises in 2003 and December 31, 2003 Option Values” of the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The sections entitled “Share Ownership” and “Equity Compensation Plan Information” of the Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The section entitled “Certain Relationship and Related Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The section entitled “Relationship with Independent Public Accountants” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

Report of Independent Public Accountants — Grant Thornton LLP

Report of Independent Public Accountants — Arthur Andersen LLP

Consolidated Balance Sheets — December 31, 2003 and 2002

Consolidated Statements of Operations — Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Common Shareholders’ Equity — Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements (including selected quarterly data)

(2) Financial Statement Schedules

Schedule III. Schedule of Real Estate and Accumulated Depreciation

Schedule IV. Mortgage Loans on Real Estate

(3) Exhibits

Exhibit
No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust last amended October 29, 2003 (filed herewith)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4

Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999
(File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November _, 2003, between the Trust and American Stock Transfer & Trust Company (filed herewith)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

Exhibit
No.	Description

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amendment dated October 1, 1992 to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman (previously filed as an exhibit to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-07533) and incorporated herein by reference)

10.5	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.6	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) (the “1993 Form 10-Q”) and incorporated herein by reference)

10.7	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.8	* Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

10.9	* Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.10	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.11	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.12	* Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	* Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.15	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	* Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-07533) (the “2002 Form 10-K”) and incorporated herein by reference)

10.17	* Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.18	* Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.19	* Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.20	* Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

Exhibit
No.	Description

10.21	* Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as Exhibit 10.31 to the 2002 Form 10-K and incorporated herein by reference)

10.22	2001 Long-Term Incentive Plan (previously file as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP (filed herewith)

25.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

     Not applicable

(c) Exhibits

     See Item 15(a)(3) above

* Management contract or compensatory plan to be filed under item 15(c) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 12th day of March, 2004.

Federal Realty Investment Trust

By:	/s/ DONALD C. WOOD Donald C. Wood Chief Executive Officer

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

Signature	Title	Date

/S/ DONALD C. WOOD Donald C. Wood	Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/S/ LARRY E. FINGER Larry E. Finger	Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 12, 2004

/S/ MARK S. ORDAN Mark S. Ordan	Non-Executive Chairman	March 12, 2004

/S/ DENNIS L. BERMAN Dennis L. Berman	Trustee	March 12, 2004

/S/ DAVID W. FAEDER David W. Faeder	Trustee	March 12, 2004

/S/ KRISTIN GAMBLE Kristin Gamble	Trustee	March 12, 2004

/S/ AMY B. LANE Amy B. Lane	Trustee	March 12, 2004

/S/ WALTER F. LOEB Walter F. Loeb	Trustee	March 12, 2004

/S/ JOSEPH S. VASSALLUZZO Joseph S. Vassalluzzo	Trustee	March 12, 2004