Form 10-K/A
period 2003-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2004-03-26
CIK 34903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

     Federal Realty Investment Trust is filing this Form 10-K/A to correct the following errors and omissions with respect to its Form 10-K for the fiscal year ended December 31, 2003: (i) the following typographical errors in Financial Statement Schedule III — Summary of Real Estate and Accumulated Depreciation — for Clifton, the encumbrance in Column B should have been shown as $3,256,000 and not $3,556,000; for Mount Vernon Plaza, the land value in Column E should have been zero and not $12,026,646; for FR Plaza del Mercado, LLC, the Cost Capitalized Subsequent to Acquisition in Column D should have been $16,590 and not $787,590; and the Total for Cost Capitalized Subsequent to Acquisition should have been $1,261,930,013 and not $1,361,930,013; (ii) the Trust’s Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends was inadvertently omitted as an exhibit from the original filing; and (iii) the Trust’s list of subsidiaries, which was filed as Exhibit 21.1 to the Form 10-K, was inadvertently omitted from the list of Exhibits contained in Item 15(a)(3).

     With the exceptions of the foregoing corrections, no other changes have been made to the Trust’s Consolidated Financial Statements or Financial Statement Schedules and the Trust’s Form 10-K for the fiscal year ended December 31, 2003 has not otherwise been updated.

PART II

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

-F29-

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003

COLUMN A	COLUMN B	COLUMN C			COLUMN D	COLUMN E
			Initial cost to company				Gross amount at which carried at close of period

					Cost Capitalized
				Building and	Subsequent to			Building and
Descriptions	Encumbrance		Land	Improvements	Acquisition		Land	Improvements	Total
ALLWOOD (New Jersey)	$3,501,000	$		$3,920,000	$376,465	$		$4,296,465	$4,296,465
ANDORRA (Pennsylvania)			2,432,000	12,346,000	4,538,531		2,432,107	16,884,531	19,316,638
ARIZONA BUILDINGS (2)			1,334,000	9,104,000	629,481		1,334,085	9,733,481	11,067,566
BALA CYNWYD (Pennsylvania)			3,565,000	14,466,000	5,967,942		3,565,000	20,433,942	23,998,942
BARRACKS ROAD (Virginia)	44,222,000		4,363,000	16,459,000	18,749,106		4,362,713	35,208,106	39,570,819
BETHESDA ROW (Maryland)	12,576,000		9,114,000	20,821,000	51,277,294		7,415,873	72,085,294	79,501,167
BLUESTAR (New Jersey)	26,724,000			29,922,000	9,598,204			39,520,204	39,520,204
BRICK PLAZA (New Jersey)	32,936,000			24,715,000	29,154,110		3,788,189	50,081,110	53,869,299
BRISTOL (Connecticut)			3,856,000	15,959,000	2,517,080		3,856,302	18,476,080	22,332,382
BRUNSWICK (New Jersey)	11,125,000			12,456,000	8,878,078			21,334,078	21,334,078
CALIFORNIA RETAIL BUILDINGS
SANTA MONICA (9)			22,645,000	12,709,000	36,912,290		22,644,437	49,621,290	72,265,727
SAN DIEGO (4)			3,844,000	1,352,000	6,930,285		3,843,617	8,282,285	12,125,902
150 POST STREET (San Francisco)			11,685,000	9,181,000	9,159,102		11,685,000	18,340,102	30,025,102
OTHER (5)			19,496,000	25,752,000	8,151,018		11,830,439	33,903,018	45,733,457
CLIFTON (New Jersey)	3,256,000			3,646,000	1,305,420			4,951,420	4,951,420
CONGRESSIONAL PLAZA (Maryland)			2,793,000	7,424,000	58,026,387		1,019,875	65,450,387	66,470,262
CONNECTICUT RETAIL BUILDINGS (5)			25,061,000	27,739,000	(14,656,484)		10,912,328	13,082,516	23,994,844
COURTHOUSE CENTER (Maryland)			1,750,000	1,869,000	675,890		1,750,000	2,544,890	4,294,890
CROSSROADS (Illinois)			4,635,000	11,611,000	5,566,137		4,634,570	17,177,137	21,811,707
DEDHAM PLAZA (Massachusetts)			12,369,000	12,918,000	4,363,599		12,368,893	17,281,599	29,650,492
EASTGATE (North Carolina)			1,608,000	5,775,000	9,153,550		1,607,610	14,928,550	16,536,160
ELLISBURG CIRCLE (New Jersey)			4,028,000	11,309,000	12,706,821		4,012,782	24,015,821	28,028,603
ESCONDIDO PROMENADE (California)			11,505,000	12,147,000	1,201,619		11,504,980	13,348,619	24,853,599
FALLS PLAZA (Virginia)			1,260,000	735,000	6,199,419		1,260,216	6,934,419	8,194,635
FALLS PLAZA — East (Virginia)			538,000	535,000	2,282,313		559,252	2,796,061	3,355,313
FEASTERVILLE (Pennsylvania)			1,431,000	1,600,000	8,618,959		1,430,781	10,218,959	11,649,740
FEDERAL PLAZA (Maryland)	35,543,000		10,216,000	17,895,000	33,813,475		10,216,206	51,708,475	61,924,681
FINLEY SQUARE (Illinois)			9,252,000	9,544,000	9,563,089		9,251,776	19,107,089	28,358,865
FLORIDA RETAIL BUILDINGS (2)			5,206,000	1,631,000	39,862		5,206,073	1,670,862	6,876,935
FLOURTOWN (Pennsylvania)			1,345,000	3,943,000	3,467,840		1,345,075	7,410,840	8,755,915
FRESH MEADOWS (New York)			24,625,000	25,255,000	14,764,654		24,626,889	40,019,654	64,646,543
FRIENDSHIP CTR (District of Columbia)			12,696,000	20,803,000	(190,317)		12,696,367	20,612,683	33,309,050
GAITHERSBURG SQUARE (Maryland)			7,701,000	5,271,000	10,933,112		6,012,077	17,893,035	23,905,112
GARDEN MARKET (Illinois)			2,677,000	4,829,000	3,632,391		2,677,200	8,461,391	11,138,591
GOVERNOR PLAZA (Maryland)			2,068,000	4,905,000	11,667,108		2,068,227	16,572,108	18,640,335
GRATIOT PLAZA (Michigan)			525,000	1,601,000	14,510,795		525,316	16,111,795	16,637,111
GREENLAWN (New York)			2,294,000	3,864,000	4,881,221		2,294,400	8,745,221	11,039,621
HAMILTON (New Jersey)	4,827,000			5,405,000	2,682,120			8,087,120	8,087,120
HAUPPAUGE (New York)	16,670,000		8,791,000	15,262,000	2,266,896		8,791,315	17,528,896	26,320,211
HUNTINGTON (New York)	14,297,000			16,008,000	6,424,765			22,432,765	22,432,765
IDYLWOOD PLAZA (Virginia)			4,308,000	10,026,000	580,431		4,307,775	10,606,431	14,914,206
ILLINOIS RETAIL BUILDINGS (1)			1,291,000	2,325,000	(48,646)		943,500	2,276,354	3,219,854
KINGS COURT (California)				10,714,000	695,069			11,409,069	11,409,069
LANCASTER (Pennsylvania)	4,907,000			2,103,000	7,907,845			10,010,845	10,010,845
LANGHORNE SQUARE (Pennsylvania)			720,000	2,974,000	13,942,533		720,000	16,916,533	17,636,533
LAUREL (Maryland)			7,458,000	22,525,000	15,674,386		7,458,514	38,199,386	45,657,900
LAWRENCE PARK (Pennsylvania)	31,344,000		5,723,000	7,160,000	12,938,579		5,734,209	20,087,579	25,821,788
LEESBURG PLAZA (Virginia)	9,900,000		8,184,000	10,722,000	1,609,710		8,184,400	12,331,710	20,516,110
LOEHMANN’S PLAZA (Virginia)			1,237,000	15,096,000	9,060,647		1,248,000	24,145,647	25,393,647

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I

				Life on which
	Accumulated	Date		depreciation in latest
	Depreciation and	of	Date	income statements
Descriptions	Amortization	Construction	Acquired	is computed
ALLWOOD (New Jersey)	$1,933,125	1958	12/12/88	35 years
ANDORRA (Pennsylvania)	8,898,022	1953	01/12/88	35 years
ARIZONA BUILDINGS (2)	1,570,087	1995-1998	05/07/98	35 years
BALA CYNWYD (Pennsylvania)	6,615,057	1955	09/22/93	35 years
BARRACKS ROAD (Virginia)	21,565,644	1958	12/31/85	35 years
BETHESDA ROW (Maryland)	14,301,523	1945-2000	12/31/93	35 - 50 years
BLUESTAR (New Jersey)	16,443,014	1959	12/12/88	35 years
BRICK PLAZA (New Jersey)	20,717,524	1958	12/28/89	35 years
BRISTOL (Connecticut)	4,825,019	1959	9/22/95	35 years
BRUNSWICK (New Jersey)	8,042,794	1957	12/12/88	35 years
CALIFORNIA RETAIL BUILDINGS
SANTA MONICA (9)	8,152,631	1888-2000	1996-2000	35 years
SAN DIEGO (4)	1,152,489	1888-1995	1996-1997	35 years
150 POST STREET (San Francisco)	3,203,171	1908	10/23/97	35 years
OTHER (5)	3,694,367	var	1996-1999	35 years
CLIFTON (New Jersey)	2,259,063	1959	12/12/88	35 years
CONGRESSIONAL PLAZA (Maryland)	20,992,104	1965	04/01/65	35 years
CONNECTICUT RETAIL BUILDINGS (5)	2,552,271	1900-1991	1994-1996	35 years
COURTHOUSE CENTER (Maryland)	393,826	1975	12/17/97	35 years
CROSSROADS (Illinois)	5,968,446	1959	07/19/93	35 years
DEDHAM PLAZA (Massachusetts)	5,384,800	1959	12/31/93	35 years
EASTGATE (North Carolina)	6,749,644	1963	12/18/86	35 years
ELLISBURG CIRCLE (New Jersey)	10,974,900	1959	10/16/92	35 years
ESCONDIDO PROMENADE (California)	2,782,374	1987	12/31/96	35 years
FALLS PLAZA (Virginia)	2,556,176	1962	09/30/67	22 3/4 years
FALLS PLAZA — East (Virginia)	2,693,618	1960	10/05/72	25 years
FEASTERVILLE (Pennsylvania)	5,418,488	1958	07/23/80	20 years
FEDERAL PLAZA (Maryland)	19,826,810	1970	06/29/89	35 years
FINLEY SQUARE (Illinois)	5,806,120	1974	04/27/95	35 years
FLORIDA RETAIL BUILDINGS (2)	377,495	1920	02/28/96	35 years
FLOURTOWN (Pennsylvania)	4,065,261	1957	04/25/80	35 years
FRESH MEADOWS (New York)	7,973,500	1946-1949	12/05/97	35 years
FRIENDSHIP CTR (District of Columbia)	1,384,762	1998	09/21/01	35 years
GAITHERSBURG SQUARE (Maryland)	7,438,264	1966	04/22/93	35 years
GARDEN MARKET (Illinois)	2,210,595	1958	07/28/94	35 years
GOVERNOR PLAZA (Maryland)	9,841,899	1963	10/01/85	35 years
GRATIOT PLAZA (Michigan)	5,685,297	1964	03/29/73	25 3/4 years
GREENLAWN (New York)	1,210,900	1975	01/05/00	35 years
HAMILTON (New Jersey)	4,194,263	1961	12/12/88	35 years
HAUPPAUGE (New York)	2,747,127	1963	08/06/98	35 years
HUNTINGTON (New York)	10,877,818	1962	12/12/88	35 years
IDYLWOOD PLAZA (Virginia)	3,081,516	1991	04/15/94	35 years
ILLINOIS RETAIL BUILDINGS (1)	676,410	1900-1927	1995-1997	35 years
KINGS COURT (California)	2,320,554	1960	08/24/98	26 years
LANCASTER (Pennsylvania)	4,383,241	1958	04/24/80	22 years
LANGHORNE SQUARE (Pennsylvania)	6,917,094	1966	01/31/85	35 years
LAUREL (Maryland)	20,213,360	1956	08/15/86	35 years
LAWRENCE PARK (Pennsylvania)	15,299,908	1972	07/23/80	22 years
LEESBURG PLAZA (Virginia)	2,083,698	1967	09/15/98	35 years
LOEHMANN’S PLAZA (Virginia)	4,007,035	1971	07/21/83	35 years

-F30-

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		Initial cost to company			Gross amount at which carried at close of period
				Cost Capitalized
			Building and	Subsequent to		Building and
Descriptions	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total
MAGRUDERS (Maryland)		4,554,000	4,859,000	1,612,568	4,553,875	6,471,693	11,025,568
MERCER MALL (New Jersey)	60,039,000	4,488,340	70,076,308	2,018,015	4,488,340	72,094,323	76,582,663
MID PIKE PLAZA (Maryland)	10,041,000	—	10,335,000	6,945,454		17,280,454	17,280,454
MOUNT VERNON PLAZA (Virginia)	13,086,000	—	19,400,134	389,568	0	19,790,302	19,790,302
NEW YORK RETAIL BUILDINGS (3)		5,891,000	6,051,000	12,026,646	6,196,618	17,772,028	23,968,646
NORTHEAST (Pennsylvania)		1,152,000	10,596,000	10,082,356	1,152,825	20,677,531	21,830,356
NORTH LAKE COMMONS (Illinois)		2,782,000	8,604,000	1,606,300	2,782,495	10,210,300	12,992,795
OLD KEENE MILL (Virginia)		638,000	998,000	3,515,685	638,234	4,513,685	5,151,919
OLD TOWN CENTER (California)		3,420,000	2,765,000	27,322,592	3,420,000	30,087,592	33,507,592
PAN AM SHOPPING CENTER (Virginia)		8,694,000	12,929,000	3,454,960	8,694,500	16,383,460	25,077,960
PENTAGON ROW (Virginia)			2,955,000	84,582,651		87,537,651	87,537,651
PERRING PLAZA (Maryland)		2,800,000	6,461,000	14,728,058	2,800,000	21,189,058	23,989,058
PIKE 7 (Virginia)		9,709,000	22,799,000	924,287	9,708,997	23,723,290	33,432,287
FR PLAZA DEL MERCADO, LLC (Maryland)		1,580,999	18,984,476	16,590	1,580,999	19,001,066	20,582,065
QUEEN ANNE PLAZA (Massachusetts)		3,319,000	8,457,000	3,000,898	3,319,148	11,457,898	14,777,046
QUINCE ORCHARD PLAZA (Maryland)		3,197,000	7,949,000	7,966,391	2,928,242	16,184,149	19,112,391
ROLLINGWOOD APTS. (Maryland)		552,000	2,246,000	3,889,931	572,160	6,115,771	6,687,931
RUTGERS (New Jersey)	12,887,000		14,429,000	1,495,622		15,924,622	15,924,622
SAM’S PARK & SHOP (District of Columbia)		4,840,000	6,319,000	626,900	4,840,000	6,945,900	11,785,900
SAUGUS (Massachusetts)		4,383,000	8,291,000	509,805	4,383,000	8,800,805	13,183,805
SHIRLINGTON (Virginia)		9,761,000	14,808,000	8,693,336	9,815,093	23,447,243	33,262,336
SOUTH VALLEY SHOPPING CENTER (Virginia)		9,043,035	5,082,062	168,404	9,043,035	5,250,466	14,293,501
SANTANA ROW (California)		41,969,000	1,161,000	376,732,114	41,968,500	334,763,614	376,732,114
TEXAS RETAIL BUILDINGS (9)	230,000	14,680,000	1,976,000	43,693,746	14,679,954	45,669,792	60,349,746
TOWER (Virginia)		7,170,000	10,518,000	767,369	7,128,653	11,326,716	18,455,369
TROY (New Jersey)		3,126,000	5,193,000	12,193,796	3,125,728	17,386,796	20,512,524
TYSONS STATION (Virginia)	6,752,000	388,000	453,000	2,510,443	474,542	2,876,901	3,351,443
WILDWOOD (Maryland)	27,551,000	9,111,000	1,061,000	6,411,780	9,110,822	7,472,780	16,583,602
WILLOW GROVE (Pennsylvania)		1,499,000	6,643,000	18,119,984	1,498,560	24,762,984	26,261,544
WILLOW LAWN (Virginia)		3,192,000	7,723,000	49,975,061	7,790,283	53,099,778	60,890,061
WYNNEWOOD (Pennsylvania)	31,943,000	8,055,000	13,759,000	13,436,507	8,055,000	27,195,507	35,250,507
DEVELOPMENT PROJECTS:
SANTANA ROW (California)				73,411,286	0	74,572,286	74,572,286
Adj in consolidation trust acq cost Misc.							11,552

TOTALS	$414,357,000	$435,623,374	$840,212,580	$1,261,930,013	$416,875,971	$2,053,262,293	$2,470,149,816

[Additional columns below]

[Continued from above table, first column(s) repeated]

COLUMN A	COLUMN F	COLUMN G	COLUMN H	COLUMN I
				Life on which
	Accumulated	Date		depreciation in latest
	Depreciation and	of	Date	income statements
Descriptions	Amortization	Construction	Acquired	is computed
MAGRUDERS (Maryland)	1,037,021	1955	12/17/97	35 years
MERCER MALL (New Jersey)	611,396	2,003	12/4/03	35 years-50 years
MID PIKE PLAZA (Maryland)	9,733,402	1963	05/18/82	50 years
MOUNT VERNON PLAZA	420,357	2,003	3/31/03	35 years
NEW YORK RETAIL BUILDINGS (3)	2,534,887	1937 - 1987	12/16/97	35 years
NORTHEAST (Pennsylvania)	11,565,958	1959	08/30/83	35 years
NORTH LAKE COMMONS (Illinois)	2,927,225	1989	04/27/94	35 years
OLD KEENE MILL (Virginia)	3,624,104	1968	06/15/76	33 1/3 years
OLD TOWN CENTER (California)	5,425,367	1997-1998	10/22/97	35 years
PAN AM SHOPPING CENTER (Virginia)	6,392,970	1979	02/05/93	35 years
PENTAGON ROW (Virginia)	6,673,815	1999 - 2002	1998	35 years
PERRING PLAZA (Maryland)	11,624,174	1963	10/01/85	35 years
PIKE 7 (Virginia)	5,012,239	1968	03/31/97	35 years
FR PLAZA DEL MERCADO, LLC (Maryland)	45,095	2,003	10/31/03	35 years
QUEEN ANNE PLAZA (Massachusetts)	4,101,476	1967	12/23/94	35 years
QUINCE ORCHARD PLAZA (Maryland)	6,696,268	1975	04/22/93	35 years
ROLLINGWOOD APTS. (Maryland)	6,052,622	1960	01/15/71	25 years
RUTGERS (New Jersey)	7,030,201	1973	12/12/88	35 years
SAM’S PARK & SHOP (District of Columbia)	1,864,897	1930	12/01/95	35 years
SAUGUS (Massachusetts)	1,953,413	1976	10/01/96	35 years
SHIRLINGTON (Virginia)	5,061,861	1940	12/21/95	35 years
SOUTH VALLEY SHOPPING CENTER (Virginia)	109,139	2,003	3/21/03	35 years
SANTANA ROW (California)	8,776,675	1999 - 2002	03/05/97	50 years
TEXAS RETAIL BUILDINGS (9)	2,631,199	var	1998-1999	35 years
TOWER (Virginia)	1,811,294	1953-1960	08/24/98	35 years
TROY (New Jersey)	12,197,111	1966	07/23/80	22 years
TYSONS STATION (Virginia)	2,511,561	1954	01/17/78	17 years
WILDWOOD (Maryland)	6,217,473	1958	05/05/69	33 1/3 years
WILLOW GROVE (Pennsylvania)	12,954,406	1953	11/20/84	35 years
WILLOW LAWN (Virginia)	27,707,691	1957	12/05/83	35 years
WYNNEWOOD (Pennsylvania)	6,375,843	1948	10/29/96	35 years
DEVELOPMENT PROJECTS:
SANTANA ROW (California)	23,537	1999 - 2002	03/05/97	50 years
Adj in consolidation trust acq cost Misc.

TOTALS	$514,176,448

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

Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements (including selected quarterly data)

(2) Financial Statement Schedules

Schedule III. Schedule of Real Estate and Accumulated Depreciation

Schedule IV. Mortgage Loans on Real Estate

(3) Exhibits

Exhibit
No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust last amended October 29, 2003 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (the “2004 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4

Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999
(File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November _, 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the 2004 Form 10-K and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

Exhibit
No.	Description

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amendment dated October 1, 1992 to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman (previously filed as an exhibit to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-07533) and incorporated herein by reference)

10.5	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.6	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) (the “1993 Form 10-Q”) and incorporated herein by reference)

10.7	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.8	* Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

10.9	* Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.10	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.11	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.12	* Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	* Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.15	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	* Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-07533) (the “2002 Form 10-K”) and incorporated herein by reference)

10.17	* Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.18	* Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.19	* Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.20	* Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

Exhibit
No.	Description

10.21	* Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as Exhibit 10.31 to the 2002 Form 10-K and incorporated herein by reference)

10.22	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith)

21.1	Subsidiaries of the Trust (previously filed as Exhibit 21.1 to the 2004 Form 10-K and incorporated herein by reference)

23.1	Consent of Grant Thornton LLP (filed herewith)

25.1	Power of Attorney (included on signature page to the 2004 Form 10-K)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

(b) Reports on Form 8-K

     Not applicable

(c) Exhibits

     See Item 15(a)(3) above

* Management contract or compensatory plan to be filed under item 15(c) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of March, 2004.

Federal Realty Investment Trust

By:	/s/ DONALD C. WOOD Donald C. Wood Chief Executive Officer