Form 10-K/A
period 2003-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2004-03-31
CIK 34903

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

     Federal Realty Investment Trust is filing this Form 10-K/A to correct the following errors and omissions with respect to its Form 10-K for the fiscal year ended December 31, 2003: (i) the Trust’s credit agreement was inadvertently omitted as an exhibit from the original filing; and (ii) the Trust’s list of subsidiaries, which was filed as Exhibit 21.1 to the Form 10-K, inadvertently omitted one subsidiary from the list.

     With the exceptions of the foregoing corrections, the Trust’s Form 10-K for the fiscal year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A, has not otherwise been updated.

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
(File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November _, 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the 2004 Form 10-K and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

Exhibit
No.	Description

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amendment dated October 1, 1992 to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman (previously filed as an exhibit to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-07533) and incorporated herein by reference)

10.5	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.6	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) (the “1993 Form 10-Q”) and incorporated herein by reference)

10.7	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.8	* Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

10.9	* Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.10	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.11	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.12	* Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	* Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.15	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	* Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-07533) (the “2002 Form 10-K”) and incorporated herein by reference)

10.17	* Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.18	* Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.19	* Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.20	* Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

Exhibit
No.	Description

10.21	* Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as Exhibit 10.31 to the 2002 Form 10-K and incorporated herein by reference)

10.22	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.23	Credit Agreement, dated as of October 8, 2003, by and among the Trust, as Borrower, The Financial Institutions Party Thereto and Their Assignees Under Section 13.5.(a), as Lenders, Wachovia Bank, National Association as Agent, Wachovia Capital Markets, LLC as sole Lead Arranger and Book Manager, Commerzbank AG, New York Branch as the Syndication Agent, and Wells Fargo Bank, National Association, Bank One, N.A. and SunTrust Bank as Co-Documentation Agents (filed herewith)

12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends (previously filed as Exhibit 12.1 to Amendment No. 1 to the 2004 Form 10-K (“Amendment No. 1”) and incorporated herein by reference)

21.1	Subsidiaries of the Trust (filed herewith)

23.1	Consent of Grant Thornton LLP (previously filed)

25.1	Power of Attorney (included on signature page to the 2004 Form 10-K)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (previously filed)

32.2	Section 1350 Certification of Chief Financial Officer (previously filed)

(b) Reports on Form 8-K

     Not applicable

(c) Exhibits

     See Item 15(a)(3) above

* Management contract or compensatory plan to be filed under item 15(c) of Form 10-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 31st day of March, 2004.

Federal Realty Investment Trust

By:	/s/ DONALD C. WOOD Donald C. Wood Chief Executive Officer