Form 10-Q
period 2004-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2004-05-05
CIK 34903

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☑ Yes       ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Shares of Beneficial Interest	51,566,576

FEDERAL REALTY INVESTMENT TRUST
S.E.C. FORM 10-Q

MARCH 31, 2004

FEDERAL REALTY INVESTMENT TRUST
S.E.C. FORM 10-Q

March 31, 2004

PART I.

FINANCIAL INFORMATION

     The following unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and the information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of Federal Realty Investment Trust (“the Trust”). The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2003.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)
	(in thousands, except share data)
ASSETS

Real estate, at cost
Operating	$2,491,842	$2,342,315
Development	105,106	127,834

	2,596,948	2,470,149
Less accumulated depreciation and amortization	(532,280)	(514,177)

Net real estate investments	2,064,668	1,955,972
Cash and cash equivalents	27,940	34,968
Mortgage notes receivable	42,419	41,500
Accounts and notes receivable	34,916	31,207
Prepaid expenses and other assets, principally lease commissions and property taxes	68,529	69,335
Debt issuance costs, net of accumulated amortization of $3,731,and $3,111, respectively	10,583	10,453

TOTAL ASSETS	$2,249,055	$2,143,435

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Obligations under capital leases	$159,387	$159,486
Mortgages and construction loans payable	254,141	254,871
Notes payable	426,537	361,323
Accounts payable and accrued expenses	69,624	61,018
Dividends payable	26,080	26,021
Security deposit payable	7,709	7,208
Prepaid rents	22,486	17,552
Senior notes and debentures	570,500	535,000

Total liabilities	1,536,464	1,422,479
Minority interests	28,952	29,582
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares $.01 Par: 8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares issued in 2001	135,000	135,000
Common shares of beneficial interest $.01 par, 100,000,000 shares authorized, 50,790,678 and 50,670,851 issued respectively	507	506
Additional paid in capital	987,212	980,227
Accumulated dividends in excess of Trust net income	(396,528)	(386,738)

	726,191	728,995
Less:
1,470,275 common shares in treasury, at cost	(28,445)	(28,445)
Deferred compensation on restricted shares	(9,316)	(5,474)
Notes receivable from employees stock plans	(3,762)	(3,615)
Accumulated other comprehensive loss	(1,029)	(87)

Total shareholders’ equity	683,639	691,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,249,055	$2,143,435

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003
	(in thousands, except per share data)
Revenue
Rental income	$89,643	$79,247
Other property income	5,091	4,083
Interest and other income	1,439	1,215

	96,173	84,545

Expenses
Rental	22,401	21,527
Real estate taxes	9,223	7,736
Interest	21,319	17,579
Administrative	4,182	3,274
Depreciation and amortization	20,622	17,333

	77,747	67,449

Income before minority interests and discontinued operations	18,426	17,096
Minority Interests	(1,189)	(1,070)

Income from continuing operations	17,237	16,026

Operating income (loss) from discontinued operations	(48)	350
Gain on sale of real estate	57	—

Income from discontinued operations	9	350

Net income	17,246	16,376

Dividends on preferred stock	(2,869)	(4,856)

Net income available for common shareholders	$14,377	$11,520

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations	$0.29	$0.25
Discontinued operations	0.00	0.01

	$0.29	$0.26

Weighted average number of common shares, basic	49,163	44,271

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations	$0.28	$0.25
Discontinued operations	0.00	0.01

	$0.28	$0.26

Weighted average number of common shares, diluted	50,613	45,354

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
(unaudited)

	Three months ended March 31,
	2004			2003
	Shares	Amount	Additional	Shares	Amount	Additional
(In thousands, except share data)			Paid-in Capital			Paid-in Capital
Common Shares of Beneficial Interest
Balance, beginning of year	50,670,851	$506	$980,227	44,996,382	$450	$818,290
Exercise of stock options	18,715	—	529	1,494,721	15	34,746
Shares issued under dividend reinvestment plan	16,495	—	636	29,784	—	825
Performance and Restricted Shares granted, net of Restricted Shares retired	84,617	1	3,632	129,996	1	3,674
Stock compensation associated with variable accounting	—	—	2,188	—	—	—

Balance, end of period	50,790,678	$507	$987,212	46,650,883	$466	$857,335

Accumulated Dividends in Excess of Trust Net Income
Balance, beginning of year		$(386,738)			$(368,839)
Net income		17,246			16,376
Dividends declared to common shareholders		(24,167)			(21,907)
Dividends declared to preferred shareholders and redemption costs		(2,869)			(4,856)

Balance, end of period		$(396,528)			$(379,226)

Common Shares of Beneficial Interest in Treasury
Balance, beginning of year	(1,470,275)	$(28,445)		(1,461,147)	$(28,193)
Performance and Restricted Shares forfeited	—	—		(1,619)	(46)

Balance, end of period	(1,470,275)	$(28,445)		(1,462,766)	$(28,239)

Deferred Compensation on Restricted Shares
Balance, beginning of year	(220,666)	$(5,474)		(129,448)	$(2,657)
Performance and Restricted Shares issued, net of forfeitures	(75,522)	(4,955)		(113,500)	(3,179)
Vesting of Performance and Restricted Shares	45,012	1,113		18,263	367

Balance, end of period	(251,176)	$(9,316)		(224,685)	$(5,469)

Subscriptions receivable from employee stock plans
Balance, beginning of year	(156,274)	$(3,615)		(184,063)	$(5,151)
Subscription loans issued	(7,000)	(147)		(36,667)	(895)
Subscription loans paid	—	—		50,000	1,664

Balance, end of period	(163,274)	$(3,762)		(170,730)	$(4,382)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(87)			$(4,613)
Change due to recognizing (loss) gain on securities		62			14
Change in valuation on interest rate swap		—
Loss on interest rate hedge transaction		(1,004)			1,017

Balance, end of period		$(1,029)			$(3,582)

Comprehensive income
Net income		$17,246			$16,376
Change due to recognizing loss on securities		62			14
Change in valuation on interest rate swap		—
Loss on interest rate hedge transaction		(1,004)			1,017

Total comprehensive income		$16,304			$17,407

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2004	2003
(In thousands)

OPERATING ACTIVITIES
Net income (loss)	$17,246	$16,376
Items not requiring cash outlays
Depreciation and amortization, including discontinued operations	20,622	17,449
Gain on sale of real estate	(57)	—
Other, net	319	(305)
Changes in assets and liabilities
Increase in accounts receivable	(3,709)	(4,661)
Increase in prepaid expenses and other assets before depreciation and amortization	(1,615)	(3,220)
(Decrease) increase in operating accounts payable, security deposits and prepaid rent	5,306	(394)
(Decrease) increase in accrued expenses	864	(568)

Net cash provided by operating activities	38,976	24,677

INVESTING ACTIVITIES
Acquisition of real estate	(97,134)	(15,559)
Capital expenditures — development	(11,137)	(47,316)
Capital expenditures — other	(11,698)	(10,352)
Repayment of mortgage notes receivable, net	(919)	(1,965)

Net cash used in investing activities	(120,888)	(75,192)

FINANCING ACTIVITIES
Proceeds from borrowings on notes and senior debentures, net	35,500	78,000
Issuance of common shares	1,971	35,687
Net proceeds (payments) on mortgages, capital leases and notes payable	64,385	(41,684)
Dividends paid	(26,342)	(25,353)
Decrease in minority interest, net	(630)	(1,145)

Net cash provided by financing activities	74,884	45,505

Decrease in cash	(7,028)	(5,010)

Cash at beginning of period	34,968	23,123

Cash at end of period	$27,940	$18,113

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(unaudited)

NOTE  A — ACCOUNTING POLICIES AND OTHER DATA

     We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of March 31, 2004, we owned or had an interest in 63 community and neighborhood shopping centers, including the acquisition of Westgate Mall in March 2004, comprising approximately 14.2 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we own 49 urban and retail mixed-use properties comprising over 2.7 million square feet and one apartment complex, primarily located in strategic metropolitan markets in the Northeast and Mid-Atlantic regions and California. In total, our properties were 93.3% leased at March 31, 2004. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 36 consecutive years.

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2003.

     The following table sets forth the reconciliation between basic and diluted EPS (in thousands):

	Three month ending March 31,
	2004	2003
Numerator
Net income available for common shareholders — basic	$14,377	$11,520
Income attributable to operating partnership units	235	206

Net income available for common shareholders — diluted	$14,612	$11,726

Denominator
Denominator for basic EPS- weighted average shares	49,163	44,271
Effect of dilutive securities,
Stock options and awards	616	291
Operating partnership units	834	792

Denominator of diluted EPS	50,613	45,354

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense and depreciation and amortization expense on the March 31, 2003 Consolidated Statements of Operations have been reclassified to Income From Operations of Discontinued Assets to assure comparability of all periods presented. In addition, certain December 31, 2003 Balance Sheet accounts and components of the March 31, 2004 Consolidated Statement of Cash Flows have been reclassified to assure comparability of all periods presented.

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

     The pro forma information is as follows:

(in thousands except for earnings per share)

	Three months ended March 31,
	2004	2003

Net income available to common shareholders	$14,377	$11,520
Stock-based employee compensation cost included in net income as reported	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123	(68)	(323)

Pro forma net income available to common shareholders	$14,309	$11,197

Earnings per common share, basic	$0.29	$0.26
Earnings per common share, diluted	$0.28	$0.25
Pro forma earnings per common share, basic	$0.29	$0.26
Pro forma earnings per common share, diluted	$0.28	$0.25

Statement of Financial Accounting Standards No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which clarifies the accounting and reporting for derivative instruments. The statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 has not had a material effect on the Trust’s financial statements.

Statement of Financial Accounting Standards No. 150. In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses the classification and measurement of freestanding financial instruments, including mandatory redeemable preferred and common stock, and requires an issuer to classify certain instruments as liabilities. The adoption of SFAS No. 150 has not had a material effect on the Trust’s financial Statements.

Variable Interest Entities. On January 31, 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies existing accounting for whether interest entities should be consolidated in financial statements based upon the investee’s ability to finance its activities without additional financial support and whether investors possess characteristics of a controlling financial interest. We have evaluated the applicability of FIN 46 to our investments in certain restaurant joint ventures established in 2001 and 2002 at Santana Row and have determined that these joint ventures do not meet the definition of a Variable Interest Entity and therefore consolidation of these ventures is not required. Accordingly, these investments will continue to be accounted for using the equity method.

NOTE  B — REAL ESTATE ASSETS AND ENCUMBRANCES

     During the first quarter of 2003 an action was filed by a local governmental authority to condemn a shopping center in Rockville, Maryland, owned by one of our partnerships, to facilitate the authority’s redevelopment of its town center. The shopping center has a cost basis of $10.5 million and contributes less than 1% to our rental income. We have agreed with the governmental authority on a condemnation value of $14.3 million, subject to certain terms, and anticipate closing of this transaction in mid-2004. Because the anticipated condemnation proceeds are in excess of our carrying value, we have not recorded any impairment in value of the property.

NOTE  C — MORTGAGES AND CONSTRUCTION LOANS PAYABLE, NOTES PAYABLE AND OTHER LONG TERM DEBT

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

     At March 31, 2004 there was $165 million borrowed under our $300 million revolving credit facility of which $98 million was repaid on April 7, 2004 using proceeds from a common equity offering. The maximum amount drawn during the first three months of 2004 was $165 million. The weighted average interest rate on borrowings under the revolving credit facility for the three months ended March 31, 2004 was 1.98%. The facility requires us to comply with various financial and other covenants, including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At March 31, 2004, we were in compliance with all loan covenants.

NOTE  D — SHAREHOLDERS’ EQUITY

     On April 7, 2004 we issued 2,186,749 common shares at a net price of $45.33 (after taking into account underwriters discount and commissions) netting approximately $99 million in cash proceeds. The proceeds were used to repay borrowings outstanding under our revolving credit facility that we used to acquire Westgate Mall and for general corporate purposes.

NOTE  E — INTEREST EXPENSE

     We incurred interest totaling $22.6 million during the first three months of 2004 and $22.8 million during the first three months of 2003, of which $1.3 million and $5.2 million, respectively, was capitalized in connection with development projects. Interest paid was $17.8 million in the first three months of 2004 and $17.2 million in the first three months of 2003.

NOTE  F — COMMITMENTS AND CONTINGENCIES

     We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

     We are committed to invest approximately $8.0 million in restaurant joint ventures at Santana Row, of which $7.8 million has been invested by March 31, 2004. These restaurant joint ventures are accounted for using the equity method as described in Note A, “Accounting Policies and Other Data — Variable Interest Entities.”

     Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase from half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value, our estimated liability upon exercise of the put option is approximately $21.0 million. In conjunction with the construction of the apartments at the property that were completed in 2003, 8.03% of the third party’s interest in Congressional Plaza was re-allocated to us, effective January 1, 2004, thereby lowering the third party’s ownership percentage from 37.5% to its current level of 29.47%, as a result of our having funded approximately $7 million of the third party’s share of the redevelopment cost.

     Under the terms of various other partnerships which own shopping center properties with a cost of approximately $88.5 million, including one of the two shopping centers purchased in the first quarter of 2003, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. On January 5, 2004 we paid $199,000 to redeem 5,100 of these operating units and on March 3, 2004 we paid $200,000 to redeem 4,667 of these operating units. As of March 31, 2004, a total of 842,455 operating units remain outstanding.

     Under the terms of four other partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price may be paid in cash, or for two of the partnerships, a limited number of our common shares at the election of the other partners. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

     Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) on March 13, 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Houston Street and the surrounding area have been designated by the City as a Reinvestment Zone (the “Zone”). The City agreed to facilitate redevelopment of the Zone by undertaking and financing certain public improvements based on our agreement to redevelop our properties in the Zone. Under the terms of the Agreement, the City issued debt to fund specific public improvements within the Zone. The initial and primary source of funding to the City for repayment of the debt and debt service is the incremental tax revenue that accretes to the City as the taxable value of the redeveloped properties within the Zone increases. We are required to issue an annual letter of credit, commencing on October 1, 2002 through September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000. Our obligation under this agreement is estimated to range from $1.6 million to $3.0 million of which approximately $360,000 was funded in 2003. We have accrued for additional payments of $1.2 million as part of the project costs in anticipation of a shortfall of incremental tax revenues to the City. We could be required to provide funding beyond the $1.2 million currently accrued under the Agreement prior to its expiration on September 30, 2014. We do not anticipate that such obligation would exceed $600,000 in any year nor exceed $3.0 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

NOTE  G — COMPONENTS OF RENTAL INCOME

     The components of rental income for the periods ended March 31 are as follows:

(in thousands)

	Three months ending March 31,
	2004	2003
Minimum Rents
Retail and Commercial	$69,020	$61,425
Residential	2,942	1,427
Cost Reimbursements	16,206	14,907
Percentage Rents	1,475	1,488

Total Rental Income	$89,643	$79,247

      Minimum rents include $713,000 and $373,000 for the quarters ended March 31, 2004 and March 31, 2003, respectively, to recognize rent on a straight-line basis. Residential minimum rents comprises the rents at Rollingwood Apartments, Crest Apartments at Congressional Plaza and the residential rents at Santana Row.

NOTE  H — SEGMENT INFORMATION

     We operate our portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

     A summary of our operations by geographic region is presented below (in thousands):

	Three Months ended March 31, 2004
	Northeast	Mid-Atlantic	West	Other	Total
Rental Income	$33,243	$39,300	$17,100	—	$89,643
Other property income	785	1,868	2,438	—	5,091
Interest and other income	525	424	490	—	1,439
Rental expenses	(7,266)	(9,071)	(6,064)	—	(22,401)
Real estate taxes	(4,433)	(3,389)	(1,401)	—	(9,223)

Property operating income	22,854	29,132	12,563		64,549
Interest expense	—	—	—	$(21,319)	(21,319)
Administrative expense	—	—	—	(4,182)	(4,182)
Depreciation and amortization	(7,411)	(7,318)	(5,484)	(409)	(20,622)

Income before minority interests and discontinued operations	$15,443	$21,814	$7,079	$(25,910)	$18,426

Capital expenditures and acquisitions	$13,260	$3,697	$109,843	—	$126,800

Real estate assets	$833,405	$901,058	$862,485	—	$2,596,948

	Three months ended March 31, 2003
	Northeast	Mid-Atlantic	West	Other	Total
Rental Income	$30,639	$36,650	$11,958	—	$79,247
Other property income	1,203	1,820	1,060	—	4,083
Interest and other income	418	338	459	—	1,215
Rental expenses	(7,333)	(8,886)	(5,308)	—	(21,527)
Real estate taxes	(4,004)	(2,799)	(933)	—	(7,736)

Property operating income	20,923	27,123	7,236	—	55,282
Interest expense	—	—	—	$(17,579)	(17,579)
Administrative expense	—	—	—	(3,274)	(3,274)
Depreciation and amortization	(6,831)	(6,949)	(3,383)	(170)	(17,333)

Income before minority interests and discontinued operations	$14,092	$20,174	$3,853	$(21,023)	$17,096

Capital expenditures and acquisitions	$2,640	$39,387	$43,218	—	$85,245

Real estate assets	$750,189	$866,377	$775,143	—	$2,391,709

     There are no transactions between geographic areas.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 1 of this report.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Many things can happen that can cause actual results to be different from those we describe. These factors include, but are not limited to:

•	risks that our tenants will not pay rent;

•	risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to comply with our existing financial covenants and the possibility of increases in interest rates that would result in increased interest expense;

•	risks normally associated with the real estate industry, including risks that we may be unable to renew leases or relet space at favorable rents as leases expire, that new acquisitions and our development, construction and renovation projects may fail to perform as expected, that competition for acquisitions could result in increased prices, that changes in long term interest rates could affect the market values of real estate properties, that we may encounter environmental issues, and, because real estate is illiquid, that we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital; and

•	risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as our obligation to comply with complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation and the adverse consequences if we fail to qualify as a REIT.

     Given these uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements or those incorporated into this Quarterly Report on Form 10-Q. We also make no promise to update any of the forward-looking statements. You should carefully review the risks and the risk factors incorporated herein by reference from our Form 8-K filed on March 11, 2004, as well as the other information in our Annual Report on Form 10-K or in this Quarterly Report on Form 10-Q before making any investment in us.

Overview

     We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of March 31, 2004, we owned or had an interest in 63 community and neighborhood shopping centers comprising approximately 14.2 million square feet, primarily located in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States. In addition, we owned 49 urban and retail mixed-use properties comprising over 2.7 million square feet and one apartment complex, primarily located in strategic metropolitan markets in the Northeast and Mid-Atlantic regions and California. In total, our properties were 93.3% leased at March 31, 2004, 93.1% leased at December 31, 2003 and 94.3% leased at March 31, 2003.

2004 Property Acquisitions

     On March 31, 2004, we acquired Westgate Mall, a 637,000 square foot shopping center located in San Jose, California. The purchase price of the property of approximately $97.0 million was paid from borrowings under our revolving credit facility, which were subsequently repaid from the proceeds of our April 2004 common equity offering.

2004 Financing Developments

     On January 21, 2004, we issued $75 million of fixed rate notes which mature in February 2011 and bear interest at 4.50%. The proceeds of this note offering were used to pay down our revolving credit facility.

     Also in January 2004, to hedge our exposure to interest rates on our $150 million term loan issued in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. Upon entering into the swap, the interest rate was fixed at 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million at the next interest reset date.

     We paid off our 6.74% Medium Term Notes on their due date of March 10, 2004 for their full principal balance of $39.5 million.

     On April 7, 2004, we issued 2,186,749 common shares at a net price of $45.33 per share (after taking into account underwriters discount and commissions) netting approximately $99 million in cash proceeds. The proceeds were used to repay borrowings outstanding under our revolving credit facility that we used to acquire Westgate Mall and for general corporate purposes.

Santana Row

     Phases I and II of Santana Row, our 42 acre multi-phase, mixed-use property in San Jose, California, came into service in 2002 and 2003. Seven of the eight buildings of Phase I that included retail, residential and a 213-room hotel, opened in 2002. The retail portion of the remaining building, “Building 7”, opened in early 2003. The delay in opening Building 7 was the result of a fire in August 2002 that destroyed all but 11 of the planned 246 residential units located in that building. The re-build of the residential units on Building 7 has commenced and when completed in 2006, Building 7 will include 96 townhomes and 160 flats. Phase II of the project, which includes approximately 84,000 square feet of retail space, was completed in late 2003 and Phase III, which consists of an arts cinema and 4,000 square feet of retail space, will be completed later this year. The total cost of Phase I is estimated to be $443 million (excluding the Building 7 reconstruction), the cost of Phase II is estimated to be approximately $27 million, Phase III will cost approximately $4 million, and the cost of the Building 7 reconstruction, Phase IV, is estimated to be approximately $58 million.

     The financial success of Santana Row will depend on many factors which cannot be assured. These factors include among others, the demand for retail and residential space at rates that give an adequate return, the ongoing cost of operations and maintenance and the general economy, particularly around Silicon Valley.

Results of Operations

     Throughout this section, we have provided certain information on a “same center” basis. Information provided on a same center basis is provided only for those properties owned and operated for the entirety of both periods being compared and includes properties which were redeveloped or expanded during the periods being compared. Santana Row (which has not yet stabilized), properties purchased or sold, properties under development and properties not owned and operated for the entirety of the periods being compared are excluded from our same center analysis.

Comparison of First Quarter 2004 to First Quarter 2003

(in thousands)

	Three Months Ended March 31
			Increase/
	2004	2003	(Decrease)	% Change

Rental Income	$89,643	$79,247	$10,396	13.1%
Other property income	5,091	4,083	1,008	24.7%
Interest and other income	1,439	1,215	224	18.4%

Total revenues	96,173	84,545	11,628	13.8%

Rental expenses	22,401	21,527	874	4.1%
Real estate taxes	9,223	7,736	1,487	19.2%

Total expenses	31,624	29,263	2,361	8.1%

Property operating income	64,549	55,282	9,267	16.8%

Interest	21,319	17,579	3,740	21.3%
Administrative	4,182	3,274	908	27.7%
Depreciation and amortization	20,622	17,333	3,289	19.0%

Total other expenses	46,123	38,186	7,937	20.8%

Income before minority interests and discontinued operations	18,426	17,096	1,330	7.8%
Minority interests	(1,189)	(1,070)	(119)	11.1%
Operating (loss) income from discontinued operations	(48)	350	(398)	-113.7%
Gain on sale of real estate	57	—	57	—

Net income	$17,246	$16,376	$870	5.3%

REVENUES

     Total revenues in the first quarter 2004 were $96.2 million compared to $84.5 million for the first three months of 2003. This increase of $11.6 million is due largely to the impact of properties acquired but also to increased revenues on a same center basis and the recognition of $1.1 million of rental income resulting from the portion of the settlement of our insurance claim for the August 2002 fire at Santana Row that related to lost rent. On a same center basis, total revenues increased $2.2 million, or 2.8% in the first three months of 2004 when compared with the first three months of 2003. The primary components of this increase in total revenues are discussed below.

     Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries from tenants of common area maintenance, insurance and real estate taxes. The increase in rental income of $10.4 million, or 13.1%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, is mainly attributable to:

•	an increase of $7.5 million from properties acquired since January 1, 2003, consisting of South Valley Shopping Center, Mount Vernon Plaza, Plaza del Mercado and Mercer Mall, and from Santana Row as more of the property became operational,

•	an increase of $1.8 million, or 2.3%, on a same center basis, due primarily to increased minimum rents which reflect increased rental rates associated with tenant rollovers and with new leases at redeveloped centers, increased cost recovery of real estate taxes due to changes in our billing and recognition during the year, and decreased cost recovery of common area maintenance reflecting lower operating expenses, particularly snow removal in the Mid-Atlantic and Northeast, and

•	$1.5 million of income associated with lost rents recovered through insurance or legal settlements, of which $1.1 million was from the Santana Row fire insurance settlement and the remainder from a one-time settlement related to construction delays at Pentagon Row.

     Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, lease termination fees and temporary tenant income. Other property income was $5.1 million for the quarter ended March 31, 2004 compared to $4.1 million for the quarter ended March 31, 2003. This $1.0 million or 24.7% increase is due primarily to increased reimbursements, increased parking revenues, increased lease termination fees and increased sponsorship income at Santana Row.

     Interest and Other Income. Interest and other income includes interest earned on mortgage and other notes receivable and overnight cash investments. Interest and other income increased $0.2 million from the first quarter 2003 to the first quarter 2004 due primarily to an increase in the balance of mortgage notes receivable.

EXPENSES

     Total property operating expenses increased $2.4 million to $31.6 million for the three months ended March 31, 2004, as compared to $29.3 million for the three months ended March 31, 2003. The 8.1% increase in total property operating expenses is related primarily to the additional costs at properties which were acquired in the past year as discussed below. On a same center basis, property operating expenses were flat in first quarter 2004 when compared with the first quarter of 2003.

      Rental Expense. The increase in rental expense of $0.9 million, or 4.1%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, is mainly attributable to:

•	an increase of $1.8 million associated with properties acquired since January 1, 2003 and with Santana Row as more of the property became operational partly offset by

•	a decrease of $0.6 million, or 3.5%, on a same center basis as decreased snow removal costs and lower property administration costs more than offset higher insurance expenses and other operating costs, and

     Rental expense as a percentage of rental income plus other property income decreased to 23.6% for the first quarter of 2004 compared to 25.8% for the first quarter of 2003. This improved expense ratio is due partly to the lower snow removal costs but also to the improvement at Santana Row which had higher revenues in the first quarter of 2004 compared to the first quarter of 2003 on higher occupancy, during which it was still being phased into service.

     Real Estate Taxes. Real estate taxes have increased $1.5 million, or 19.2%, for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. Of this increase, $0.9 million is attributable to taxes at properties acquired since January 1, 2003 and at Santana Row and the remainder, approximately $0.6 million, is primarily attributable to overall increases in tax assessments at same center properties.

     Property Operating Income. Property operating income was $64.5 million for the quarter ended March 31, 2004, an increase of almost $9.3 million, or 16.8%, compared to $55.3 million in the first quarter of 2003 as a result of the variances explained above. Same center property operating income increased $2.2 million or 4.0% for the three months ended March 31, 2004 compared to the same period in the prior year. Excluding contributions from properties being redeveloped or expanded, same center property operating income increased 3.7% over the same period.

     Interest Expense. We incurred total interest costs of $22.6 million in the first quarter of 2004 of which $1.3 million was capitalized, yielding interest expense of $21.3 million for the period, as compared to total interest costs incurred of $22.8 million in the first quarter of 2003, of which $5.2 million was capitalized yielding interest expense of $17.6 million for the period. The decrease in capitalized interest of $3.9 million is attributable primarily to the phasing into service of Santana Row and the consequent decrease in interest attributable to the development of this project being capitalized.

     The ratio of earnings to combined fixed charges (consisting of interest on borrowed funds, including capitalized interest, amortization of debt discount and expenses and the portion of rent expense representing an interest factor) and preferred dividends was 1.50 and 1.22 for the first three months of 2004 and 2003, respectively.

     Administrative Expense. The increase in administrative expense of $0.9 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, is due largely to increased expense associated with performance and other share grants issued under our long-term incentive plan. The increase in grant expense is attributable primarily to the increase in our share price during the first quarter of 2004 which increases the expense on shares anticipated to vest in 2004. In addition to grant expense, expenses have increased as a result of a smaller portion of administrative costs at Santana Row being capitalized in the first quarter of 2004 as development activity decreased.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.3 million, or 19.0%, to $20.6 million for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003. This increase primarily reflects:

•	increased depreciation and amortization at Santana Row of $1.9 million which was being phased into service in 2003,

•	the impact of properties which were acquired in 2003, which added $1.0 million of depreciation and amortization, and

•	depreciation from capital invested on redevelopments and expansions during the past year.

Other

     Minority Interests. Minority interests represents the minority partners’ financial interest in the income of certain properties. Minority interest in results of operations increased slightly as an increase in net income realized in the first quarter resulted in an increased allocation to operating unit holders.

     Operating Income from Discontinued Operations. Operating income from properties sold is required to be reported separately from the results of ongoing operations. While no properties were sold in the first quarter of 2004, the reported expense of $48,000 reflects costs and adjustments for properties which were sold prior to 2004. The reported operating income of $350,000 for the first quarter of 2003 represents the operating results of properties sold for that period.

     Gain on Sale of Real Estate Net of Loss on Abandoned Developments Held for Sale. The gain on sale of real estate of $57,000 reported for the first quarter of 2004 is primarily the result of a sale of land to a government authority to be used as a bus stop.

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

     The following selected key segment data presented is for the three months ended March 31, 2004 and March 31, 2003, except real estate assets and gross leasable area which is presented as of quarter end. The results of properties which have been sold are excluded from property operating income below in accordance with SFAS No. 144.

     Property operating income consists of rental income, other property income and interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations and we consider it to be a significant measure.

(in thousands)

Key Segment Financial Data

	Three months ended March 31,
	2004	2003

Mid –Atlantic
Rental income	$39,300	$36,650
Total revenue	$41,592	$38,808
Property operating income	$29,132	$27,123
Property operating income as a percent of total revenue	70.0%	69.9%
Real estate assets, at cost	$901,058	$866,377
Gross leasable area (square feet)	6,822	6,718

Northeast
Rental income	$33,243	$30,639
Total revenue	$34,553	$32,260
Property operating income	$22,854	$20,923
Property operating income as a percent of total revenue	66.1%	64.9%
Real estate assets, at cost	$833,405	$750,189
Gross leasable area (square feet)	7,684	7,442

West
Rental income	$17,100	$11,958
Total revenue	$20,028	$13,477
Property operating income	$12,563	$7,236
Property operating income as a percent of total revenue	62.7%	53.7%
Real estate assets, at cost	$862,485	$775,143
Gross leasable area (square feet)	2,371	1,538

MID-ATLANTIC

     The Mid-Atlantic region extends roughly from Baltimore south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. Two properties in Florida are also included in this region. As of March 31, 2004, the Mid-Atlantic included 35 properties.

     Total revenue grew $2.8 million to $41.6 million in the first quarter of 2004 compared to the first quarter of 2003. The increase in total revenue of 7.2% is largely attributable to:

•	an increase of $1.5 million from South Valley Shopping Center, Mount Vernon Plaza and Plaza del Mercado which were acquired in 2003, and

•	a Same Center revenue increase of approximately $1.3 million due to $0.7 million higher minimum and percentage rents, $0.6 million higher real estate tax recovery, $0.5 million of earnings related to lost rents and other income from the settlement of legal claims related to Pentagon Row, and $0.2 million higher parking and other income offset by $0.7 million lower common area maintenance cost recoveries due to lower snow removal costs. The increased minimum rents relate to increased rental rates at redeveloped, expanded and retenanted centers as well as increased rental rates associated with lease rollovers.

     The percentage leased was 92% at March 31, 2004 compared to 94% at March 31, 2003 reflecting the impact of several anchor closings, including K-Mart, and an increase in re-development activity which will keep leasable space out of service until the redevelopments are complete.

     The ratio of operating income to total revenue in the first quarter of 2004 was almost unchanged from 2003 as increased real estate taxes and other expenses was more than offset by the lower snow removal costs.

NORTHEAST

     The Northeast region extends from suburban Philadelphia north through New York and its suburbs into New England. This region also includes several properties located in Illinois and one located in Michigan. As of March 31, 2004, the Northeast region had 42 properties.

     In the Northeast, total revenue has increased $2.3 million or 7.1%. This increase is primarily attributable to:

•	an increase of $1.5 million from Mercer Mall which was acquired in 2003,

•	a net increase in same center rental income of $0.8 million due to a $0.6 million increase in real estate tax recovery related to higher real estate tax assessments, a $0.4 million increase in rental income from higher rental rates at redeveloped centers and on lease rollovers, and a $0.2 million increase in interest and other income which was partly offset by a $0.4 million decrease in other property income due primarily to lower water and sewer cost recoveries in the first quarter of 2004.

     The percentage leased was 95% and 97% at March 31, 2004 and March 31, 2003, respectively. The decrease reflects the closing of several anchor tenants, including K-Mart, and the acquisition of Mercer Mall, the leased rate of which is currently below that of the rest of the region and an increase in redevelopment activity which has taken leaseable space out of service.

     Property operating income as a percent of total revenue was 66.1% and 64.9% in the first quarter of 2004 and 2003, respectively. Property expenses increased $0.4 million due to higher property taxes and maintenance costs that were partly offset by lower snow removal costs and bad debt expense.

WEST

     As of March 31, 2004, 35 of our properties, including Westgate Mall acquired on March 31, 2004, were located in the West region. The West region extends from Texas to the West Coast.

     Total revenue increased $6.6 million to $20.0 million in the first quarter of 2004 from $13.5 million in the first quarter of 2003. Excluding $1.1 million of rental income from the lost rents recovered through fire insurance proceeds, total revenue increased $5.5 million. This increase is almost exclusively due to increases at Santana Row of minimum rents, cost recoveries and other income. On a Same Center basis, total rental revenue for the region increased $100,000 as higher lease termination fees and increased rental income in San Antonio offset lower income at a property in Hollywood, California and lower rental income at 150 Post which is being renovated.

     For the West Region, the percentage leased was 91% and 83% at March 31, 2004 and March 31, 2003, respectively. The improved leased rate is due primarily to increases at Santana Row and Houston Street in San Antonio, Texas and the impact of Westgate Mall which has higher leased rates than the rest of the region.

     The West region’s property operating income as a percent of total revenue improved to 62.7% in the first three months of 2004 from 53.7% in the first three months of 2003. This improvement is due almost entirely to Santana Row where operating and start-up costs were high in 2003 but rental and other revenues were still continuing to grow.

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

Liquidity and Capital Resources

     Due to the nature of our business and our strategy, we are generally in a position to generate significant amounts of cash from operations. The cash generated from operations is primarily paid to shareholders in the form of dividends. Our status as a REIT requires that we distribute at least 90% of our REIT taxable income each year. Therefore, cash needs for executing our strategy and investing in new properties as well as payment of debt maturities must come from cash not distributed to shareholders, from proceeds of property dispositions, or from the proceeds derived from raising new capital by issuing equity or debt securities.

     It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As such we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed charge coverage ratios as part of our commitment to investment-grade debt ratings. We may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financing and/or mortgage financings and other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative debt structure.

     Cash and cash equivalents were $27.9 million and $35.0 million at March 31, 2004 and December 31, 2003, respectively.

Summary of Cash Flows

(in thousands)

For the three months ended
March 31, 2004
Cash Provided by Operating Activities	$38,976
Cash Used in Investing Activities	(120,888)
Cash Provided by Financing Activities	74,884

Decrease in Cash and Cash Equivalents	(7,028)
Cash and Cash Equivalents, Beginning of Period	34,968

Cash and Cash Equivalents, End of Period	$27,940

     The cash provided by operating activities is primarily attributable to the operation of our properties and the change in working capital related to our operations. Of the $39.0 million cash from operations, $2.0 million comes from changes in working capital and the remainder from results of operations.

     We used cash of $120.9 million during the first quarter of 2004 in investing activities including the following:

•	$97.1 million for our acquisition of Westgate Mall on March 31, 2004,

•	Capital expenditures at Santana Row of approximately $11.1 million,

•	Capital expenditures of $11.8 million on redevelopment at other properties and on maintenance capital, and

•	An additional $0.9 million advance under an existing mortgage note receivable.

     Our financing activities provided $74.9 million of cash, which was composed of:

•	$64.4 million of net proceeds from borrowings primarily to finance the acquisition of Westgate Mall,

•	$75.0 million of proceeds from the issuance of notes payable, and

•	$2.0 million of proceeds from the issuance of common shares upon the exercise of options and redemption of operating units, which offset

•	$39.5 million used to pay off Medium Term Notes,

•	$26.3 million used to pay dividends, and

•	$0.6 million representing the change in minority interests.

     In the second quarter of 2004, we issued approximately 2.2 million common shares netting approximately $99 million in cash proceeds. The proceeds were used to repay borrowings outstanding under our revolving credit facility which were used to acquire Westgate Mall and for general corporate purposes.

      Off-Balance Sheet Arrangements. Other than as disclosed in the Contractual Obligations table below, we have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

     The following table provides a summary of our fixed, noncancelable obligations as of March 31, 2004.

	Commitments Due by Period
Contractual Obligations(a)(b)(c)(d)(e)		Remainder	From	From	After
(in thousands)	Total	of 2004	1-3 years	4-5 years	5 years

Current and long-term debt	$1,251,178	$167,189	$187,663	$317,922	$578,404
Capital lease obligations, principal only	159,387	387	2,413	2,884	153,703
Operating leases	290,254	3,243	8,705	8,832	269,474
Development and redevelopment obligations	107,889	35,816	12,073	—	60,000
Restaurant joint ventures	417	417	—	—	—
Contractual operating obligations	7,617	3,259	4,171	187	—

Total contractual cash obligations	$1,816,742	$210,311	$215,025	$329,825	$1,061,581

a)	Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase from half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value, our estimated liability upon exercise of the put option is approximately $21.0 million. In conjunction with the construction of the apartments at the property that were completed in 2003, 8.03% of the third party’s interest in Congressional Plaza was re-allocated to us, effective January 1, 2004, thereby lowering the third party’s ownership percentage from 37.5% to its current level of 29.47%, as a result of our having funded approximately $7 million of the third party’s share of the redevelopment cost.

b)	Under the terms of four other partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price may be paid in cash, or for two of the partnerships, a limited number of our common shares at the election of the other partners. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

c)	Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) on March 13, 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Houston Street and the surrounding area have been designated by the City as a Reinvestment Zone (the “Zone”). The City agreed to facilitate redevelopment of the Zone by undertaking and financing certain public improvements based on our agreement to redevelop our properties in the Zone. Under the terms of the Agreement, the City issued debt to fund specific public improvements within the Zone. The initial and primary source of funding to the City for repayment of the debt and debt service is the incremental tax revenue that accretes to the City as the taxable value of the redeveloped properties within the Zone increases. We are required to issue an annual letter of credit, commencing on October 1, 2002 through September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000. Our obligation under this agreement is estimated to range from $1.6 million to $3.0 million of which approximately $360,000 was funded in 2003. We have accrued for additional payments of $1.2 million as of March 31, 2004 as part of the project costs in anticipation of a shortfall of incremental tax revenues to the City. We could be required to provide funding beyond the $1.2 million currently accrued under the Agreement prior to its expiration on September 30, 2014. We do not anticipate that such obligation would exceed $600,000 in any year nor exceed $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

d)	Under the terms of various other partnerships which own shopping center properties with a cost of approximately $88.5 million, including one of the two shopping centers purchased in the first quarter of 2003, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. On January 5, 2004 we paid $199,000 to redeem 5,100 of these operating units and on March 3, 2004 we paid $200,000 to redeem 4,667 of these operating units. As of March 31, 2004, a total of 842,455 operating units remain outstanding.

e)	In addition to our contractual obligations we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row.

Debt Financing Arrangements

      As of March 31, 2004, we had total debt outstanding of $1.4 billion.

     The following is a summary of our total debt outstanding as of March 31, 2004:

(dollars in thousands)

	Original Debt	Principal Balance	Interest Rate
	Issued	as of	as of
Description of Debt	or Available	March 31, 2004	March 31, 2004	Maturity Date
Mortgage Loans
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston Street	345	220	7.500%	October 6, 2008
Mercer Mall	Acquired	4,680	8.375%	April 1, 2009
Federal Plaza	36,500	35,437	6.750%	June 1, 2011
Tysons Station	7,000	6,724	7.400%	September 1, 2011
Barracks Road	44,300	44,102	7.950%	November 1, 2015
Hauppauge	16,700	16,625	7.950%	November 1, 2015
Lawrence Park	31,400	31,259	7.950%	November 1, 2015
Wildwood	27,600	27,476	7.950%	November 1, 2015
Wynnewood	32,000	31,857	7.950%	November 1, 2015
Brick Plaza	33,000	32,838	7.415%	November 1, 2015
Mount Vernon (1)	13,250	13,023	5.660%	April 15, 2028

Total Mortgage Loans		$254,141

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	2,092	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Term note with banks	100,000	100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks (2)	150,000	150,000	LIBOR+0.95%	October 8, 2008
Escondido (Municipal Bonds) (3)	9,400	9,400	3.060%	October 1, 2016
Revolving credit facilities (4)	300,000	165,000	LIBOR + 0.75%	October 8, 2006

Total Notes Payable		$426,537

Senior Notes and Debentures
Unsecured Fixed Rate
6.625% Notes	40,000	40,000	6.625%	December 1, 2005
6.99% Medium Term Notes (5)	40,500	40,500	6.894%	March 10, 2006
6.125% Notes (6)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
7.48% Debentures (7)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (8)	40,000	40,000	6.820%	August 1, 2027

Total Senior Notes and Debentures		570,500

Capital Lease Obligations
Various		159,387	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,410,565

1)	The interest rate is fixed at 5.66% for the first ten years and then is reset to a market rate. The lender has the option to call the loan after year ten.

2)	This loan bears interest at LIBOR plus 95 basis points. In January 2004, we purchased interest rate swaps or hedges on this note, which fixed the LIBOR portion of the interest rate at 2.401% through October 2006, resulting in an effective interest rate, assuming no change to our debt rating, of 3.351% through October 2006.

3)	The loan requires monthly interest only payments through maturity. This loan bears interest at a variable rate determined weekly to be the interest rate which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average interest rate for the three months ended March 31, 2004 was 3.060%. The property is not encumbered by a lien.

4)	The maximum amount drawn under the facility during the first three months of 2004 was $165 million. The weighted average interest rate on borrowings under the facility for the three months ended March 31, 2004 was 1.98%. $98 million of this outstanding balance was repaid on April 7, 2004 from the proceeds of our April 2004 common equity offering.

5)	We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.99% to 6.894%.

6)	The Trust purchased an interest rate lock to hedge the planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the November 2002 note offering thereby increasing the effective interest rate on these notes to 6.325%.

7)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price.

8)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price.

     Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to comply with a number of financial provisions using calculations of ratios and other amounts that are not normally useful to a financial statement reader and are calculated in a manner that is not in accordance with GAAP. Accordingly, the numeric information set forth below is calculated as required by our various loan agreements rather than in accordance with GAAP. We have not included a reconciliation of this information to GAAP information because, in this case, there is no directly comparable GAAP measure, similarly titled GAAP measures are not relevant in determining whether or not we are in compliance with our financial covenants and we believe that the ratios on our material covenants are relevant to the reader. These covenants require us to:

•	limit the amount of debt so that our interest and other fixed charge coverage will exceed 1.75 to 1 (we maintained a ratio of 2.11 to 1 as of March 31, 2004);

•	limit the amount of debt as a percentage of total asset value to less than 0.55 to 1 (we maintained a ratio of 0.51 to 1 as of March 31, 2004 or a ratio of 0.48 to 1 as of March 31, 2004 after giving effect to the April 2004 common equity offering and related repayment of our revolving credit facility);

•	limit the amount of secured debt as a percentage of total asset value to less than 0.30 to 1 (we maintained a ratio of 0.15 to 1 as of March 31, 2004);

•	limit the amount of unsecured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.75 to 1 (we maintained a ratio of 2.30 to 1 as of March 31, 2004 or a ratio of 2.55 to 1 as of March 31, 2004 after giving effect to the April 2004 common equity offering and related repayment of our revolving credit facility); and

•	limit the total cost of development projects under construction to 15% or less of gross asset value (the budgeted total cost of our projects under construction at March 31, 2004 represented 3.4% of gross asset value).

     We are also obligated to comply with other covenants, including, among others, provisions:

•	relating to the maintenance of any property securing a mortgage;

•	restricting our ability to pledge assets or create liens;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases at properties securing a mortgage;

•	restricting our ability to enter into transactions with affiliates; and

•	restricting our ability to consolidate, merge or sell all or substantially all of our assets.

     As of March 31, 2004, we were in compliance with all of the listed financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

     Below are the aggregate principal payments required as of March 31, 2004 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

(in thousands)

	Secured	Capital Lease	Unsecured	Total
2004	$2,074	$387	$115	$2,576
2005	3,229	1,143	40,167	44,539
2006 (1)	3,581	1,271	305,685	310,537
2007	3,858	1,374	150,204	155,436
2008	13,633	1,512	150,226	165,371
2009 and thereafter	227,766	153,700	350,640	732,106

	$254,141	$159,387	$997,037	$1,410,565

1)	Includes $165 million of our revolving credit facility. $98 million of this amount was repaid on April 7, 2004 with the proceeds of our April 2004 common equity offering.

     Our organizational documents do not limit the level or amount of debt that we may incur.

Interest Rate Hedging

     We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, in order to manage interest rate risk. Derivatives are not purchased for speculation.

     In January 2004, to hedge our exposure to interest rate fluctuations on our $150 million, five-year term loan issued in October 2003, we entered into interest rate swaps, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of March 31, 2004 was 2.1% based on LIBOR plus 95 basis points. Upon entering into the swap, the interest rate was fixed, assuming no change to our debt rating, at 3.351% on notional amounts totaling $150 million through October 2006. On the January 2004 hedge, we are exposed to credit loss in the event of non-performance by the counterparty to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparty. The counterparty has a long-term debt rating of “A” by Standard and Poor’s Ratings Service (“S&P”) and “A1” by Moody’s Investors Service (“Moody’s”) as of March 31, 2004. Although our swap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The swap has been documented as a cash flow hedge and designated as effective at interception of the swap contract.

     Consequently, the unrealized gain or loss upon measuring the swap at its fair value will be recorded as a component of other comprehensive income with shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet.

Liquidity Requirements

     Short-term liquidity requirements consist primarily of obligations under capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements in 2004 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row. We expect to fund our capital requirements, as well as our development and redevelopment costs, acquisitions and normal recurring operating costs through a combination of cash provided by operating activities, borrowings under our credit facility and other funding sources which may consist of additional and replacement debt, both secured and unsecured, additional equity, joint venture relationships and property dispositions.

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

     The following factors could affect our ability to meet our liquidity requirements:

•	we may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	restrictions in our debt instruments or outstanding equity may prohibit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

REIT Qualification

     We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income to our shareholders.

Funds From Operations

     We have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities. FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performance. NAREIT defines FFO as follows: income available for common shareholders before depreciation and amortization of real estate assets and before extraordinary items less gains on sale of real estate. NAREIT developed FFO as a relative measure of performance and liquidity of an equity REIT in order to recognize that the value of income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO:

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

     We consider FFO available for common shareholders a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as a performance measure. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

     An increase or decrease in FFO available for common shareholders does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis unless necessary for us to maintain REIT status. However, we must distribute 90% of our REIT taxable income (as defined in the Code) to remain qualified as a REIT. Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.

     The reconciliation of net income available for common shareholders to funds from operations is as follows:

(in thousands)

	For the three months ended
	March 31,
	2004	2003
Net income available for common shareholders – basic	$14,377	$11,520
(Gain) on sale of real estate net of loss on abandoned developments held for sale	(57)	—
Depreciation and amortization of real estate assets	18,726	15,798
Amortization of initial direct costs of leases	1,498	1,354
Income attributable to operating partnership units	235	206

Funds from operations available for common shareholders	$34,779	$28,878

Weighted average number of common shares used to compute FFO per diluted share	50,613	45,354
FFO per diluted share	$0.69	$0.64

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

Interest Rate Risk

     Our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2004, we had $274.4 million of variable rate debt. Based upon this balance of variable rate debt, if interest rates increased 1%, our earnings and cash flows for the year would decrease by approximately $2.7 million. If interest rates decreased 1%, our earnings and cash flows for the year would increase by approximately $2.7 million. Within a week after the end of the First Quarter of 2004, we completed a common equity offering and used $98 million of the proceeds to repay borrowings under our revolving credit facility resulting in a balance of variable rate debt of $176.4 million as of April 7, 2004. Had that transaction been completed on March 31, 2004, then an increase or decrease in interest rates of 1% would increase or decrease our earnings and cashflows for the year by $1.8 million, respectively, based upon the balance of variable rate debt. We believe that the change in the fair value of our financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to our total assets and total liabilities.

Interest Rate Hedging

     We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. For example, in January 2004, we purchased an interest rate swap on our $150 million term note, which bears interest at LIBOR plus 95 basis points and is due to mature in October 2008. The swap has locked in the LIBOR portion of the interest rate at 2.401% through October 2006. A description of these derivative financial instruments is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Interest Rate Hedging,” and is incorporated by reference into this Note 3.

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

     Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report.

     There was no change in our internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

             Not applicable.

Item 2. Changes in Securities

             Not applicable.

Item 3. Defaults Upon Senior Securities

             Not applicable.

Item 4. Submission of Matters to Vote to Security Holders

             Not applicable.

Item 5. Other Information

             Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust last amended October 29, 2003 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) (the “2003 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November __, 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the 2003 Form 10-K and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and Trust’s 6 1/8% Notes Due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.1	Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith).

(B) Reports on Form 8-K

A Form 8-K, dated March 10, 2004 was filed on March 11, 2004 in response to Item 5.

A Form 8-K, dated January 21, 2004 was filed on January 26, 2004 in response to Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Realty Investment Trust

May 5, 2004	By:	/s/ DONALD C. WOOD Donald C. Wood President, Chief Executive Officer and Trustee (Principal Executive Officer)

May 5, 2004	By:	/s/ LARRY E. FINGER Larry E. Finger Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

(A)	Exhibits

(31)	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith).