Form 10-Q
period 2004-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2004-07-28
CIK 34903

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2004
Common Shares of Beneficial Interest	51,782,037

Federal Realty Investment Trust

S.E.C. FORM 10-Q

June 30, 2004

FEDERAL REALTY INVESTMENT TRUST

S.E.C. FORM 10-Q

June 30, 2004

PART I. FINANCIAL INFORMATION

The following unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and the information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of Federal Realty Investment Trust (“the Trust”). The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2003.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
	(in thousands, except share data)
ASSETS
Real estate, at cost	2,624,408	2,470,149
Less accumulated depreciation and amortization	(552,138)	(514,177)

Net real estate investments	2,072,270	1,955,972

Cash and cash equivalents	45,103	34,968
Mortgage notes receivable	44,907	41,500
Accounts and notes receivable	34,494	31,207
Prepaid expenses and other assets, principally lease commissions and property taxes	68,415	69,335
Debt issuance costs, net of accumulated amortization of $4,378, and $3,111, respectively	10,024	10,453

TOTAL ASSETS	$2,275,213	$2,143,435

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Obligations under capital leases	$159,286	$159,486
Mortgages and construction loans payable	253,398	254,871
Notes payable	338,500	361,323
Accounts payable and accrued expenses	60,704	61,018
Dividends payable	27,234	26,021
Security deposit payable	7,365	7,208
Other liabilities and deferred credits	38,383	17,552
Senior notes and debentures	570,500	535,000

Total liabilities	1,455,370	1,422,479

Minority interests	29,864	29,582

Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares issued in 2001	135,000	135,000
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 53,156,349 and 50,670,851 issued, respectively	532	506
Additional paid in capital	1,090,527	980,227
Accumulated dividends in excess of Trust net income	(398,386)	(386,738)

	827,673	728,995
Less:
1,470,275 common shares in treasury, at cost	(28,445)	(28,445)
Deferred compensation on restricted shares	(8,558)	(5,474)
Notes receivable from employees stock plans	(3,453)	(3,615)
Accumulated other comprehensive income (loss)	2,762	(87)

Total shareholders’ equity	789,979	691,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,275,213	$2,143,435

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30,
	2004	2003
	(in thousands, except per share data)
Revenue
Rental income	$181,423	$158,137
Other property income	11,619	8,280
Mortgage interest income	2,243	1,861

	195,285	168,278

Expenses
Rental	44,789	40,415
Real estate taxes	18,702	16,415
Administrative	8,770	6,421
Depreciation and amortization	43,858	35,575

	116,119	98,826

Operating Income	79,166	69,452

Interest income	802	991
Interest expense	(42,710)	(35,831)
Minority interests	(2,381)	(2,204)

Income from continuing operations	34,877	32,408

Discontinued Operations
Operating income from discontinued operations	367	1,543
Gain on sale of real estate	8,334	551

Results from discontinued operations	8,701	2,094

Net income	43,578	34,502

Dividends on preferred stock	(5,738)	(9,346)
Preferred stock redemption costs	—	(3,423)

Net income available for common shareholders	$37,840	$21,733

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations	$0.58	$0.43
Discontinued operations	0.17	0.05

	$0.75	$0.48

Weighted average number of common shares, basic	50,207	45,726

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations	$0.58	$0.43
Discontinued operations	0.17	0.04

	$0.75	$0.47

Weighted average number of common shares, diluted	51,593	46,876

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2004	2003
	(in thousands, except per share data)
Revenue
Rental income	$92,145	$79,304
Other property income	6,519	4,186
Mortgage interest income	1,216	1,024

	99,880	84,514

Expenses
Rental	22,509	19,019
Real estate taxes	9,526	8,723
Administrative	4,588	3,147
Depreciation and amortization	23,235	18,126

	59,858	49,015

Operating Income	40,022	35,499

Interest income	389	629
Interest expense	(21,391)	(18,252)
Minority interests	(1,192)	(1,134)

Income from continuing operations	17,828	16,742

Discontinued Operations
Operating income from discontinued operations	228	833
Gain on sale of real estate	8,276	551

Results from discontinued operations	8,504	1,384

Net income	26,332	18,126

Dividends on preferred stock	(2,869)	(4,490)
Preferred stock redemption costs	—	(3,423)

Net income available for common shareholders	$23,463	$10,213

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations	$0.29	$0.19
Discontinued operations	0.17	0.03

	$0.46	$0.22

Weighted average number of common shares, basic	51,359	47,161

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations	$0.29	$0.19
Discontinued operations	0.16	0.03

	$0.45	$0.22

Weighted average number of common shares, diluted	52,681	48,376

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Six month ended June 30, (unaudited)
	2004			2003
(In thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital
Common Shares of Beneficial Interest
Balance, beginning of year	50,670,851	$506	$980,227	44,996,382	$450	$818,290
Exercise of stock options	170,106	2	4,139	2,001,055	20	47,979
Shares issued under dividend reinvestment plan	44,026	1	1,732	59,830	1	1,761
Performance and Restricted Shares granted, net of Restricted Shares retired	84,617	1	3,632	134,568	1	3,817
Issuance of shares in public offering	2,186,749	22	99,099	3,236,245	32	98,435
Shares issued to purchase OP units	—	—	—	64,952	1	1,896
Stock compensation associated with variable accounting	—	—	1,698	—	—	—

Balance, end of period	53,156,349	$532	$1,090,527	50,493,032	$505	$972,178

Accumulated Dividends in Excess of Trust Net Income
Balance, beginning of year		$(386,738)			$(368,839)
Net income		43,578			34,502
Dividends declared to common shareholders		(49,488)			(45,690)
Dividends declared to preferred shareholders		(5,738)			(9,346)

Balance, end of period		$(398,386)			$(389,373)

Common Shares of Beneficial Interest in Treasury
Balance, beginning of year	(1,470,275)	$(28,445)		(1,461,147)	$(28,193)
Performance and Restricted Shares forfeited	—	—		(2,464)	(70)

Balance, end of period	(1,470,275)	$(28,445)		(1,463,611)	$(28,263)

Deferred Compensation on Restricted Shares
Balance, beginning of year	(220,666)	$(5,474)		(129,448)	$(2,657)
Performance and Restricted Shares issued, net of forfeitures	(75,522)	(4,373)		(118,000)	(3,320)
Vesting of Performance and Restricted Shares	52,384	1,289		21,436	440

Balance, end of period	(243,804)	$(8,558)		(226,012)	$(5,537)

Subscriptions receivable from employee stock plans
Balance, beginning of year	(156,274)	$(3,615)		(184,063)	$(5,151)
Subscription loans issued	(7,000)	(147)		(36,667)	(895)
Subscription loans paid	14,854	309		55,000	2,302

Balance, end of period	(148,420)	$(3,453)		(165,730)	$(3,744)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(87)			$(4,613)
Change due to recognizing loss on securities		61			16
Change in valuation on interest rate swap		2,788			2,238

Balance, end of period		$2,762			$(2,359)

Comprehensive income
Net income		$43,578			$34,502
Change due to recognizing loss on securities		61			16
Change in valuation on interest rate swap		2,788			2,238

Total comprehensive income		$46,427			$36,756

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES
Net income	$43,578	$34,502
Items not requiring cash outlays
Depreciation and amortization, including discontinued operations	43,858	35,575
Gain on sale of real estate	(8,334)	(551)
Other, net	2,568	1,345
Changes in assets and liabilities
Increase in accounts and notes receivable	(3,287)	(4,136)
Increase in prepaid expenses and other assets before depreciation and amortization	(1,816)	(4,171)
Increase in operating accounts payable, security deposits and other liabilities	2,367	2,574
(Decrease) in accrued expenses	(341)	(6,655)

Net cash provided by operating activities	78,593	58,483

INVESTING ACTIVITIES
Acquisition of real estate	(97,134)	(15,559)
Capital expenditures—development and redevelopment	(27,938)	(87,474)
Santana Row insurance proceeds	—	51,351
Capital expenditures—other	(23,476)	(23,808)
Proceeds from sale of real estate	19,279	1,441
Issuance of mortgage notes receivable, net	(3,407)	(2,417)

Net cash used in investing activities	(132,676)	(76,466)

FINANCING ACTIVITIES
Proceeds from borrowings on notes and senior debentures, net	35,500	136,000
Issuance of common shares	105,670	148,317
Redemption of Series A Preferred Shares	—	(100,000)
Net payments on mortgages, capital leases and notes payable	(24,496)	(41,973)
Repayment of 5 1/4% Convertible subordinated debentures	—	(75,000)
Dividends paid	(52,738)	(52,452)
Increase (decrease) in minority interest, net	282	(1,423)

Net cash provided by financing activities	64,218	13,469

Increase/(Decrease) in cash	10,135	(4,514)

Cash at beginning of period	34,968	23,123

Cash at end of period	$45,103	$18,609

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(unaudited)

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of June 30, 2004, we owned or had an interest in 62 community and neighborhood shopping centers comprising approximately 14.1 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States as well as California. In addition, we own 49 urban and retail mixed-use properties comprising almost 2.8 million square feet and one apartment complex, primarily located in strategic metropolitan markets in the Northeast and Mid-Atlantic regions and California. In total, our properties were 94.2% leased at June 30, 2004. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 36 consecutive years.

In July 2004, we formed a joint venture with Clarion Lion Properties Fund, a discretionary fund created and advised by ING Clarion Partners in which we own 30% of the equity. The joint venture plans to acquire up to $350 million of stabilized, supermarket-anchored, shopping centers in the Trust’s Northeast, Mid-Atlantic and California markets. Federal Realty and Clarion Lion Properties Fund have committed to contribute to the joint venture up to $42 million and $98 million, respectively, of equity capital to acquire properties over the next 24 months. We seeded the joint venture by contributing Plaza del Mercado, a shopping center in Montgomery County, Maryland which we acquired in 2003, at a contribution value of approximately $20.6 million. Concurrently with the contribution of Plaza del Mercado, the venture obtained a $13.3 million, 10-year loan secured by the property. We will be the manager of the venture and its properties, including Plaza del Mercado, earning fees for acquisitions, management, leasing, and financing and will have the opportunity to receive performance-based earnings. We will account for our interest in the joint venture using the equity method.

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company’s Form 10-K (as amended) for the year ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(unaudited)

The following table sets forth the reconciliation between basic and diluted EPS:

(in thousands except per share data)	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Income for calculation of basic earnings per share:
Income from continuing operations	$34,877	$32,408	$17,828	$16,742
Less: Preferred stock dividends	(5,738)	(9,346)	(2,869)	(4,490)
Less: Preferred stock redemption costs	—	(3,423)	—	(3,423)

Income from continuing operations available for common shareholders	29,139	19,639	14,959	8,829

Income from discontinued operations	8,701	2,094	8,504	1,384

Net income available for common shareholders—basic	$37,840	$21,733	$23,463	$10,213

Weighted average number of common shares, basic	50,207	45,726	51,359	47,161
Basic Earnings Per Share:
Income from continuing operations	$0.58	$0.43	$0.29	$0.19
Income from discontinued operations	0.17	0.05	0.17	0.03

Net income	$0.75	$0.48	$0.46	$0.22

Income for calculation of diluted earnings per share:
Income from continuing operations available for common shareholders	$29,139	$19,639	$14,959	$8,829
Income attributable to operating partnership units	638	441	403	235

Income from continuing operations for diluted earnings per share	29,777	20,080	15,362	9,064
Income from discontinued operations	8,701	2,094	8,504	1,384

Net income available for common shareholders—diluted	$38,478	$22,174	$23,866	$10,448

Weighted average number of common shares, basic	50,207	45,726	51,359	47,161

Effect of dilutive securities:
Stock option awards	554	333	492	373
Operating partnership units	832	817	830	842

Weighted average number of common shares, diluted	51,593	46,876	52,681	48,376

Diluted Earnings Per Share:
Income from continuing operations	$0.58	$0.43	$0.29	$0.19
Income from discontinued operations	0.17	0.04	0.16	0.03

Net income per common share, diluted	$0.75	$0.47	$0.45	$0.22

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense, and depreciation and amortization expense on the June 30, 2003 Consolidated Statements of Operations have been reclassified to Income From Discontinued Operations to assure comparability of all periods presented. In addition, certain December 31, 2003 Balance Sheet accounts and components of the June 30, 2003 Consolidated Statement of Cash Flows have been reclassified to assure comparability of all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(unaudited)

Redemption of preferred stock. Our Consolidated Statement of Operations for the quarter ended June 30, 2003 reflects a charge of $3.4 million in the line “Preferred stock redemption – excess of redemption cost over carrying value” as a reduction of net income in computing net income available for common shareholders. On July 31, 2003, the Emerging Issues Task Force provided clarification on the treatment of the difference between the redemption value and the carrying value, adjusted for issuance costs, for GAAP financial reporting. In accordance with this clarification, we were required to make a change in accounting to retroactively reflect this difference as a reduction of net income to arrive at net income available to common shareholders.

Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” amending FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. We account for stock options using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

The pro forma information is as follows:

	Six months ended June 30,		Three months ended June 30
(in thousands except for earnings per share)	2004	2003	2004	2003
Net income, as reported	$43,578	$34,502	$26,332	$18,126
Stock-based employee compensation cost included in net income	—	—	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123, net of tax	(130)	(436)	(62)	(142)

Pro Forma Net Income—Basic	$43,448	$34,066	$26,270	$17,984

Earnings Per Share:
Basic, as reported	$0.75	$0.48	$0.46	$0.22
Basic, pro forma	$0.75	$0.47	$0.46	$0.21

Net income available for common shareholders—diluted	$38,478	$22,174	$23,886	$10,448
Stock-based employee compensation cost included in net income	—	—	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123, net of tax	(130)	(436)	(62)	(142)

Pro Forma Net Income—Diluted	$38,348	$21,738	$23,824	$10,306

Earnings Per Share:
Diluted, as reported	$0.75	$0.47	$0.45	$0.22
Diluted, pro forma	$0.74	$0.46	$0.45	$0.21

Statement of Financial Accounting Standards No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies the accounting and reporting for derivative instruments. The statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 has not had a material effect on the Trust’s financial statements.

Statement of Financial Accounting Standards No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(unaudited)

addresses the classification and measurement of freestanding financial instruments, including mandatory redeemable preferred and common stock, and requires an issuer to classify certain instruments as liabilities. The adoption of SFAS No. 150 has not had a material effect on the Trust’s financial Statements.

Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), “Consolidation of Variable Interest Entities.” FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We have evaluated the applicability of FIN 46-R to our investments in certain restaurant joint ventures at Santana Row and determined that these joint ventures do not meet the requirement of a variable interest entity, and therefore consolidation of these ventures is not required. Accordingly, these investments will continue to be accounted for using the equity method. We have also evaluated the applicability of FIN 46-R to our mortgage loans receivable and determined that they are not Variable Interest Entities. The adoption of FIN 46-R did not have a material impact on our financial position or results of operations and accordingly will continue to be accounted for as notes receivable.

NOTE B—REAL ESTATE ASSETS AND ENCUMBRANCES

On June 14, 2004, the Magruder’s Center in Rockville, Maryland, which was owned by one of our partnerships, was condemned by the City of Rockville in order to facilitate the redevelopment of the Rockville town center. We received a payment of $14.3 million from the City of Rockville resulting in a gain of $5.6 million.

On March 31, 2004, we acquired Westgate Mall, a 637,000 square foot shopping center located in San Jose, California. The purchase price of the property of $97.0 million was paid from borrowings under our revolving credit facility, which were subsequently repaid from the proceeds of our April 2004 common equity offering. Approximately $1.7 million of the net assets acquired were allocated to prepaids and other assets for “above-market leases”, while $18.0 million was allocated to other liabilities and deferred credits for “below-market leases”, to account for the fair value assigned to the assumed leases at the property. Above and below market leases are amortized over the lease terms. Amortization is included in rental income on the consolidated statement of operations.

On June 3, 2004, we sold a parcel of land at the Village at Shirlington in Arlington, Virginia, for $4.9 million. This transaction was related to a previous land sale to Arlington County for $0.3 million, which closed on March 12, 2004, and resulted in an insignificant loss. The combined transactions resulted in a net gain of $2.8 million.

In July 2004, we contributed Plaza del Mercado for a contribution value of approximately $20.6 million to a newly formed joint venture in which we own 30% of the equity and received $18.6 million of net proceeds.

NOTE C—MORTGAGES AND CONSTRUCTION LOANS PAYABLE, NOTES PAYABLE AND OTHER LONG TERM DEBT

We have a $550 million unsecured credit facility consisting of a $150 million five-year term loan, a $100 million three-year term loan, and a $300 million three-year revolving credit facility, with a one-year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(unaudited)

extension option. The term loans currently bear interest at LIBOR plus 95 basis points, while the revolving facility currently bears interest at LIBOR plus 75 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.

In January 2004, to hedge our exposure to interest rates on the $150 million five-year term loan, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million.

At June 30, 2004, there was $77 million borrowed under our $300 million revolving credit facility. The maximum amount drawn during the first six months of 2004 was $165 million. The weighted average interest rate on borrowings under the revolving credit facility for the six months ended June 30, 2004, was 2.0%. The facility requires us to comply with various financial and other covenants, including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At June 30, 2004, we were in compliance with all loan covenants.

On January 26, 2004, we issued $75 million of fixed rate notes, which mature in February 2011 and bear interest at 4.50%. The proceeds of this note offering were used to pay down our revolving credit facility.

We paid off our 6.74% Medium Term Notes on their due date of March 10, 2004 for their full principal balance of $39.5 million.

We have determined that our hedged derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in our recording all changes in the fair value of the hedged derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. To adjust the hedged derivatives to their fair value, we recorded an unrealized gain to other comprehensive income of $2.8 million and an unrealized gain to other comprehensive income of $2.2 million during the six months ended June 30, 2004 and 2003, respectively. The estimated amount, included in accumulated other comprehensive income as of June 30, 2004, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

We assess, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting cash flows of hedged items. Hedge ineffectiveness did not have a material impact on earnings and we do not anticipate that it will have a material effect in the future. The fair values of the obligations under the hedged derivatives are included in accounts payable and accrued expenses on the accompanying Consolidated Balance Sheets.

NOTE D—SHAREHOLDERS’ EQUITY

On April 7, 2004, we issued 2,186,749 common shares at a net price of $45.33 per share (after taking into account underwriters discount and commissions) netting approximately $99 million in cash proceeds. The proceeds were used to repay borrowings outstanding under our revolving credit facility that we used to acquire Westgate Mall and for general corporate purposes.

NOTE E—INTEREST EXPENSE

We incurred total interest costs of $45.2 million during the first six months of 2004 and $45.1 million during the first six months of 2003, of which $2.5 million and $9.3 million, respectively, were capitalized in connection

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(unaudited)

with development projects. Interest paid was $36.8 million in the first six months of 2004 and $44.1 million in the first six months of 2003.

NOTE F—COMMITMENTS AND CONTINGENCIES

We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

We are committed to invest approximately $8.0 million in restaurant joint ventures at Santana Row, of which $7.8 million has been invested as of June 30, 2004. These restaurant joint ventures are accounted for using the equity method as described in Note A, “ Accounting Policies and Other Data—Variable Interest Entities.”

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of June 30, 2004, our estimated liability upon exercise of the put option would be approximately $27.5 million. In conjunction with the construction of the apartments at the property that were completed in 2003, 8.03% of the third party’s interest in Congressional Plaza was re-allocated to us, effective January 1, 2004, thereby lowering the third party’s ownership percentage from 37.5% to its current level of 29.47%, as a result of our having funded approximately $7 million of the third party’s share of the redevelopment cost.

Under the terms of various other partnerships, which own shopping center properties with a cost of approximately $88.5 million, including one of the two shopping centers purchased in the first quarter of 2003, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. On January 5, 2004, we paid $199,000 to redeem 5,100 of these operating units and on March 3, 2004, we paid $200,000 to redeem 4,667 of these operating units. As of June 30, 2004, a total of 842,455 operating units remain outstanding. In July 2004, we issued 80,000 common shares to redeem 80,000 of these operating units.

Under the terms of four other partnerships, which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for two of the partnerships will be paid in cash. The purchase price for the other two partnerships will paid using a limited number of our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms. In July 2004, we received notice from the other partners of their intent to put their interest in two of the four partnerships. We estimate the total cost of completing the buyout will be $4.0 million with a portion to be paid in cash and a portion to be paid with our common shares.

Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(unaudited)

debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000. Our obligation under the Agreement is estimated to range from $1.6 million to $3.0 million, approximately $360,000 of which we funded in 2003. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $1.2 million as of June 30, 2004 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $1.2 million currently accrued. We do not anticipate, however, that our obligation would exceed $600,000 in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

NOTE G—COMPONENTS OF RENTAL INCOME

The components of rental income for the periods ended June 30 are as follows:

(in thousands)	Six months ending June 30,		Three months ending June 30,
	2004	2003	2004	2003
Minimum Rents
Retail and Commercial	$139,404	$123,241	$70,698	$62,162
Residential	6,146	3,463	3,204	2,036
Cost Reimbursements	32,799	28,175	16,639	13,336
Percentage Rents	3,074	3,258	1,604	1,770

Total Rental Income	$181,423	$158,137	$92,145	$79,304

Minimum rents include $1.9 million and $0.8 million for the six months ended June 30, 2004 and June 30, 2003, respectively, to recognize rent on a straight-line basis. Residential minimum rents comprise the rents at Rollingwood Apartments, The Crest at Congressional Plaza Apartments and the residential rents at Santana Row.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(unaudited)

NOTE H—SEGMENT INFORMATION

We operate our portfolio of properties in three geographic operating regions: Northeast, Mid-Atlantic and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A summary of our operations by geographic region is presented below:

	Six months ended June 30, 2004
(in thousands)	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$67,151	$77,693	$36,579	$—	$181,423
Other property income	2,442	3,621	5,556	—	11,619
Mortgage interest income	—	—	—	2,243	2,243
Rental expenses	(13,956)	(17,183)	(13,650)	—	(44,789)
Real estate taxes	(8,896)	(6,768)	(3,038)	—	(18,702)

Property operating income	$46,741	$57,363	$25,447	$2,243	$131,794

Interest and other income	230	31	541	—	802
Interest expense	—	—	—	(42,710)	(42,710)
Administrative expense	—	—	—	(8,770)	(8,770)
Depreciation and amortization	(14,902)	(16,319)	(11,872)	(765)	(43,858)

Income before minority interests and discontinued operations	$32,069	$41,075	$14,116	$(50,002)	$37,258

Total assets	$608,537	$662,403	$863,859	$140,414	$2,275,213

	Six months ended June 30, 2003
	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$60,151	$73,339	$24,647	$—	$158,137
Other property income	2,288	3,601	2,391	—	8,280
Mortgage interest income	—	—	—	1,861	1,861
Rental expenses	(12,682)	(15,926)	(11,807)	—	(40,415)
Real estate taxes	(8,234)	(6,136)	(2,045)	—	(16,415)

Property operating income	$41,523	$54,878	$13,186	$1,861	$111,448

Interest and other income	232	36	723	—	991
Interest expense	—	—	—	(35,831)	(35,831)
Administrative expense	—	—	—	(6,421)	(6,421)
Depreciation and amortization	(13,664)	(14,141)	(7,100)	(670)	(35,575)

Income before minority interests and discontinued operations	$28,091	$40,773	$6,809	$(41,061)	$34,612

Total assets	$542,710	$663,359	$750,681	$93,718	$2,050,468

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(unaudited)

	Three months ended June 30, 2004
	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$33,657	$38,922	$19,566	$—	$92,145
Other property income	1,665	1,734	3,120	—	6,519
Mortgage interest income	—	—	—	1,216	1,216
Rental expenses	(6,144)	(8,428)	(7,937)	—	(22,509)
Real estate taxes	(4,463)	(3,426)	(1,637)	—	(9,526)

Property operating income	$24,715	$28,802	$13,112	$1,216	$67,845

Interest and other income	114	17	258	—	389
Interest expense	—	—	—	(21,391)	(21,391)
Administrative expense	—	—	—	(4,588)	(4,588)
Depreciation and amortization	(7,491)	(9,001)	(6,387)	(356)	(23,235)

Income before minority interests and discontinued operations	$17,338	$19,818	$6,983	$(25,119)	$19,020

Total assets	$608,537	$662,403	$863,859	$140,414	$2,275,213

	Three months ended June 30, 2003
	Northeast	Mid-Atlantic	West	Other	Total
Rental income	$29,512	$37,103	$12,689	$—	$79,304
Other property income	1,093	1,760	1,333	—	4,186
Mortgage interest income	—	—	—	1,024	1,024
Rental expenses	(5,105)	(7,555)	(6,359)	—	(19,019)
Real estate taxes	(4,228)	(3,383)	(1,112)	—	(8,723)

Property operating income	$21,272	$27,925	$6,551	$1,024	$56,772

Interest and other income	116	14	499	—	629
Interest expense	—	—	—	(18,252)	(18,252)
Administrative expense	—	—	—	(3,147)	(3,147)
Depreciation and amortization	(6,831)	(7,186)	(3,774)	(335)	(18,126)

Income before minority interests and discontinued operations	$14,557	$20,753	$3,276	$(20,710)	$17,876

Total assets	$542,710	$663,359	$750,681	$93,718	$2,050,468

There are no transactions between geographic areas.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this section in conjunction with the consolidated interim financial statements and the accompanying notes in Item 1, “Financial Statements,” of this document and the more detailed information contained in the Company’s Form 10-K for the year ended December 31, 2003. Capitalized terms used but not otherwise defined in this section have the meanings given to them in the notes to the consolidated financial statements in Item 1, “Financial Statements.”

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” Many events can occur that would cause actual results to be different from those contemplated in our forward-looking statements. These factors include, but are not limited to, the risk factors described in our Current Report on Form 8-K filed on March 11, 2004, and include the following:

•	risks that our tenants will not pay rent or that we may be unable to renew leases or re-let space at favorable rents as leases expire;

•	risks normally associated with the real estate industry, including risks that occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected, that new acquisitions and our development, construction and renovation projects may fail to perform as expected, that competition for acquisitions could result in increased prices for acquisitions, that we may have environmental risks at our properties, and, because real estate is illiquid, that we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to meet existing financial covenants and the limitations imposed on our operations by those covenants, and the possibility of increases in interest rates that would result in increased interest expense; and

•	risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should review the risks contained in our Current Report on Form 8K filed with the Securities and Exchange Commission on March 11, 2004.

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of June 30, 2004, we owned or had an interest in 62 community and neighborhood shopping centers comprising approximately 14.1 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States as well as California. In addition, we owned 49 urban and retail mixed-use properties comprising almost 2.8 million square feet and one apartment complex, primarily located in strategic metropolitan markets in the Northeast and Mid-Atlantic regions and California. In total, our properties were 94.2% leased at June 30, 2004, 93.1% leased at December 31, 2003 and 93.1% leased at June 30, 2003.

2004 Property Acquisitions and Dispositions

On March 31, 2004, we acquired Westgate Mall, a 637,000 square foot shopping center located in San Jose, California. The purchase price of the property of $97.0 million was paid from borrowings under our revolving credit facility, which were subsequently repaid from the proceeds of our April 2004 common equity offering.

On June 3, 2004, we sold a parcel of land at the Village at Shirlington in Arlington, Virginia for $4.9 million. This transaction was related to a previous land sale to Arlington County for $0.3 million, which closed in March 2004 and resulted in an insignificant loss. The combined transactions resulted in a net gain of $2.8 million.

On June 14, 2004, the Magruder’s Center in Rockville, Maryland, which is owned by one of our partnerships, was condemned by the City of Rockville in order to facilitate the redevelopment of the Rockville Town Center. We received a payment of $14.3 million from the City of Rockville resulting in a gain of $5.6 million.

In July 2004, we contributed Plaza del Mercado for a contribution value of approximately $20.6 million to a newly formed joint venture in which we own 30% of the equity and received $18.6 million of net proceeds.

2004 Financing Developments

On January 26, 2004, we issued $75 million of fixed rate notes which mature in February 2011 and bear interest at 4.50%. The proceeds of this note offering were used to pay down our revolving credit facility.

Also in January 2004, to hedge our exposure to interest rates on our $150 million term loan obtained in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million.

We paid off our 6.74% Medium Term Notes on their due date of March 10, 2004 for their full principal balance of $39.5 million.

On April 7, 2004, we issued 2,186,749 common shares at a net price of $45.33 per share (after taking into account underwriters’ discount and commissions) netting approximately $99 million in cash proceeds. The proceeds were used to repay borrowings outstanding under our revolving credit facility that we used to acquire Westgate Mall and for general corporate purposes.

Outlook

We are optimistic that, during the remainder of 2004, we will experience growth in earnings from operations when compared to 2003. We expect this growth in earnings will be the result of increased earnings in our same center portfolio, from property acquisitions, and from the addition of retail and residential space at Santana Row, our development in San Jose, California. In addition, our earnings have been positively impacted by the reimbursement to us of lost rents of $8 million in 2003 and an expected $3 million in 2004 from an insurance settlement related to a fire at Santana Row in 2002.

Earnings in our same center portfolio are anticipated to grow as a recovering economy in each of our regions should result in improved occupancy rates and increasing rents on lease rollovers. The economic environment in the Northern California retail market, while improving, continues to be weak and has resulted in lower occupancy rates and has limited our ability to increase rents. We believe the economies of our other markets are generally improving. Our same center growth has also been impacted by the recent increase in our redevelopment activity at certain centers, which will keep leasable space out of service until the redevelopments are complete. The competitive retail environment has resulted in the loss of some of our anchor retailers, such as K-Mart (which closed three locations), but we have been successful in replacing K-Mart and a number of our other weaker tenants with stronger tenants. In other cases, we have taken advantage of the opportunity to redevelop the space that became vacant when the anchor tenant left. While this redevelopment and retenanting activity has resulted in increased capital investment in those centers, it has also increased the rental income from new leases, added to the economic life of the centers and increased the appeal to retail customers. The result is an extension of the number of years during which we can reasonably expect growth in earnings from those properties beyond the period we would have expected if we had not made the additional capital investment.

We anticipate further growth in earnings from continuing investments in our primary markets in the Northeast and Mid-Atlantic regions and in California, partly offset by selective dispositions. We expect to continue growth through acquisition of neighborhood shopping centers in 2004. This growth is contingent, however, on our ability to find properties that meet our financial and qualitative hurdles. Changes in interest rates also may affect our success in achieving growth through acquisitions by affecting both the price which must be paid to acquire a property, as well as our ability to finance the property acquisitions.

As one method of enhancing our growth and strengthening our market share in the regions in which we operate, in July 2004, we entered into a joint venture in which we own 30% of the equity. The venture intends to acquire up to $350 million of stabilized, supermarket-anchored shopping centers in our East Coast and California markets which will be financed through secured borrowings and equity contributions. We will be the manager of the venture and its properties, earning fees for acquisitions, management, leasing and financing, and we will have the opportunity to earn performance-based income.

Santana Row

Phases I and II of Santana Row, our 42 acre multi-phase, mixed-use property in San Jose, California, were placed in service in 2002 and 2003. Seven of the eight buildings of Phase I, that include retail, residential and a 213-room hotel, opened in 2002. The retail portion of the remaining building, “Building 7,” opened in early 2003. The delay in opening Building 7 was the result of a fire in August 2002 that destroyed all but 11 of the planned 246 residential units located on that building. The rebuilding of the residential units on Building 7 has commenced. We anticipate delivery of the units starting in 2005 and, when completed in 2006, Building 7 will add 96 townhomes and 160 flats. Phase II of the project, which includes approximately 84,000 square feet of retail space, was completed in late 2003 and Phase III, which consists of an arts cinema and 4,000 square feet of retail space, will be completed later this year. The total cost of Phase I is estimated to be $443 million (excluding the Building 7 reconstruction) and the cost of Phase II is estimated to be approximately $27 million. We expect that the total cost of phase III will be approximately $4 million, and we estimate the cost of the Building 7 reconstruction, Phase IV, to be approximately $58 million.

The financial success of Santana Row will depend on many factors, which cannot be assured. These factors include, among others, the demand for retail and residential space at rates that will provide us with an adequate return, the ongoing cost of operations and maintenance, and the general economy, particularly around Silicon Valley.

Results of Operations

Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis is only for those properties owned and operated for the entirety of both periods being compared and includes properties which were redeveloped or expanded during the periods being compared. Santana Row (which has not yet stabilized), properties purchased, sold, or under development and properties not owned and operated for the entirety of the periods being compared are excluded from our same-center analysis.

Comparison of 2004 to 2003—Six months ended June 30

	Six months ended June 30,
(in thousands)	2004	2003	$ Change	% Change
Rental Income	$181,423	$158,137	$23,286	14.7%
Other property income	11,619	8,280	3,339	40.3%
Mortgage interest income	2,243	1,861	382	20.5%

Total operating revenues	195,285	168,278	27,007	16.0%

Rental expenses	44,789	40,415	4,374	10.8%
Real estate taxes	18,702	16,415	2,287	13.9%

Total operating expenses	63,491	56,830	6,661	11.7%

Property operating income	131,794	111,448	20,346	18.3%

Interest income	802	991	(189)	-19.1%
Interest expense	(42,710)	(35,831)	(6,879)	19.2%
Administrative expense	(8,770)	(6,421)	(2,349)	36.6%
Depreciation and amortization	(43,858)	(35,575)	(8,283)	23.3%

Net other expenses	(94,536)	(76,836)	(17,700)	23.0%

Income before minority interests and discontinued operations	37,258	34,612	2,646	7.6%

Minority interests	(2,381)	(2,204)	(177)	8.0%
Operating income from discontinued operations	367	1,543	(1,176)	-76.2%
Gain on sale of real estate	8,334	551	7,783	1412.5%

Net income	$43,578	$34,502	$9,076	26.3%

REVENUES

Total operating revenues in the six-month period ended June 30, 2004, were $195.3 million compared to $168.3 million for the first six months of 2003. This increase of $27.0 million is due largely to the impact of properties acquired but also to increased revenues on a same center basis and the recognition of $2.1 million of rental income resulting from the portion of the settlement of our insurance claim for the August 2002 fire at Santana Row that related to lost rent. On a same center basis, total revenues increased $8.1 million, or 5.1% in the first six months of 2004 when compared with the first six months of 2003. The primary components of this increase in total revenues are discussed below.

Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries from tenants of common area maintenance, insurance and real estate taxes. The increase in rental income of $23.3 million, or 14.7%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, is mainly attributable to:

•	an increase of $16.5 million from properties acquired since January 1, 2003, consisting of South Valley Shopping Center, Mount Vernon Plaza, Plaza del Mercado, Mercer Mall and Westgate Mall, and from Santana Row as more of the property became operational,

•	an increase of $4.6 million, or 3.4%, on a same center basis, due primarily to increased minimum rents which reflect increased rental rates associated with tenant rollovers and with new leases at redeveloped centers, increased cost recovery of common area maintenance resulting from higher final billings of 2003 recoveries than we accrued, higher straight-line rent income, and increased cost recovery of real estate taxes due to higher occupancy rates, and

•	$2.1 million of income associated with lost rents recovered through insurance related to the Santana Row fire insurance settlement.

Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, lease termination fees and temporary tenant income. Other property income was $11.6 million for the six months ended June 30, 2004 compared to $8.3 million for the six months ended June 30, 2003. This $3.3 million or 40.3% increase is due primarily to increased lease termination fees, increased utility and other reimbursements from tenants, increased parking revenues, and a non-recurring gain from disposition of cable television lines at Santana Row of $0.3 million.

Mortgage Interest Income. Mortgage interest income increased $0.4 million to $2.2 million from the first six months of 2003 to the first six months of 2004 due to an increase in the balance of mortgage notes receivable.

EXPENSES

Total property operating expenses increased $6.7 million to $63.5 million for the six months ended June 30, 2004, as compared to $56.8 million for the six months ended June 30, 2003. The 11.7% increase in total property operating expenses is related primarily to $5.0 million of additional costs at properties which were acquired in the past year as discussed below. On a same center basis, property operating expenses increased $1.6 million or 3.2% in the first two quarters of 2004 when compared with the same period of 2003.

Rental Expense. The increase in rental expense of $4.4 million, or 10.8%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, is mainly attributable to:

•	an increase of $3.4 million associated with properties acquired since January 1, 2003 and with Santana Row as more of the property became operational, partly offset by

•	an increase of $0.9 million, or 2.8%, on a same center basis as higher reserves for bad debt related to increased billings of cost recoveries, higher real estate taxes and insurance expenses, and other operating cost that were partly offset by lower snow removal costs and lower property administration costs.

Rental expense as a percentage of rental income plus other property income decreased to 23.2% for the first six months of 2004 compared to 24.3% for the first six months of 2003. This improved expense ratio is due partly to lower snow removal costs but also to the improvement at Santana Row which had higher revenues in the first six months of 2004 compared to the first six months of 2003 due to higher occupancy levels.

Real Estate Taxes. Real estate taxes have increased $2.3 million, or 13.9%, for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. Of this increase, $1.7 million is attributable to taxes at properties acquired since January 1, 2003 and at Santana Row and the remainder, $0.6 million, is primarily attributable to overall increases in tax assessments at same center properties.

For the six months ended June 30, 2004 and June 30, 2003, property operating income was $131.8 million and $111.4 million, respectively. Same center property operating income increased $4.6 million or 4.2% for the first two quarters of 2004 versus the same period in 2003. If results from properties being redeveloped or expanded were excluded, same center property operating income would have increased 4.0% over the same period.

Interest Expense. We incurred total interest costs of $45.2 million in the first six months of 2004 of which $2.5 million was capitalized, yielding interest expense of $42.7 million for the period, as compared to total interest costs incurred of $45.1 million in the first six months of 2003, of which $9.3 million was capitalized yielding interest expense of $35.8 million for the period. The decrease in capitalized interest of $6.8 million is attributable primarily to the phasing into service of Santana Row and the resulting decrease in capitalized interest attributable to the project.

The ratio of earnings to combined fixed charges (consisting of interest on borrowed funds, including capitalized interest, amortization of debt discount and expenses and the portion of rent expense representing an interest factor) and preferred dividends was 1.52 and 1.28 for the first six months of 2004 and 2003, respectively.

Administrative Expense. The increase in administrative expense of $2.3 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, is due largely to increased expense associated with performance and other share grants issued under our long-term incentive plan. The increase in compensation expense is attributable primarily to the increase in our share price during 2004, which increases the expense on shares vesting based on 2004 performance. In addition to compensation expense, expenses have increased because of reduced capitalization of development costs at Santana Row.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $8.3 million, or 23.3%, to $43.9 million for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. This increase primarily reflects:

•	increased depreciation and amortization at Santana Row of $3.5 million which was being phased into service in 2003,

•	the impact of properties which were acquired since January 1, 2003, which added $2.5 million of depreciation and amortization, and

•	depreciation from capital invested on redevelopments and expansions during the past year.

Other

Minority Interests. Minority interests represents the minority partners’ financial interest in the results of certain properties. Minority interest in results of operations increased slightly as an increase in net income realized in the first two quarters of 2004 resulted in an increase in the amount allocated to operating unit holders partly offset by the Trust’s acquiring a larger interest in Congressional Plaza.

Operating Income from Discontinued Operations. Operating income from properties sold is required to be reported separately from the results of ongoing operations. One operating property, Magruders Center was conveyed in lieu of condemnation in the second quarter of 2004. The reported operating income of $0.4 million for the first six months of 2004 and $1.5 million for the first six months of 2003 represents the operating results of Magruders Center as well as properties sold in 2003.

Gain on Sale of Real Estate. The gain on sale of real estate of $8.3 million reported for the first six months of 2004 results from the disposition of Magruders Center, sale of land to a third party tenant pursuant to a purchase option in a ground lease at the Village at Shirlington and the sale of land to a government authority to be used as a bus stop.

Segment Results

We operate our business on an asset management model, where focused teams are responsible for a portfolio of assets. We have divided our portfolio of properties into three operating regions: the Northeast, Mid-Atlantic and West. Each region is operated under the direction of an asset manager, with dedicated leasing, property management and financial staff, who is responsible for day to day operating decisions. Incentive compensation, throughout the regional teams, is tied to the results of the respective portfolios.

The following selected key segment data presented is for the six months ended June 30, 2004 and June 30, 2003, except total assets and gross leasable area which are presented as of June 30. The results of operations of properties which have been sold are excluded from property operating income in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

Key Segment Financial Data

	Six months ended June 30,
(in thousands)	2004	2003
Mid–Atlantic
Rental income	$77,693	$73,339
Total revenue	$81,314	$76,940
Property operating income	$57,363	$54,878
Property operating income as a percent of total revenue	70.6%	71.3%
Total assets	$662,403	$663,359
Gross leasable area (square feet)	6,713	6,715

Northeast
Rental income	$67,151	$60,151
Total revenue	$69,593	$62,439
Property operating income	$46,741	$41,523
Property operating income as a percent of total revenue	67.2%	66.5%
Total assets	$608,537	$542,710
Gross leasable area (square feet)	7,684	7,432

West
Rental income	$36,579	$24,647
Total revenue	$42,135	$27,038
Property operating income	$25,447	$13,186
Property operating income as a percent of total revenue	60.4%	48.8%
Total assets	$863,859	$750,681
Gross leasable area (square feet)	2,371	1,667

MID-ATLANTIC

The Mid-Atlantic region extends roughly from Baltimore south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. Two properties in Florida are also included in this region. As of June 30, 2004, the Mid-Atlantic segment consisted of 34 properties.

Total revenue grew $4.4 million to $81.3 million in the first six months of 2004 compared to the first six months of 2003. The increase in total revenue of 5.7% is largely attributable to:

•	an increase of $2.2 million from South Valley Shopping Center, Mount Vernon Plaza and Plaza del Mercado which were acquired in 2003, and

•	same center revenue growth of approximately $2.2 million due to $1.5 million higher minimum and percentage rents, $0.5 million higher cost recovery, while higher straight-line rent income offset a decrease in other income. The increased minimum rents relate to increased rental rates associated with lease rollovers.

The percentage leased was 93.5% at June 30, 2004 compared to 93.2% at June 30, 2003 as the impact of several anchor closings were more than offset by leases signed for other anchor and small tenant space.

The ratio of operating income to total revenue in the first six months of 2004 decreased slightly from 2003 as lower snow removal cost were more than offset by increased real estate taxes and reserves for bad debt related to an increase in billings of cost recoveries.

NORTHEAST

The Northeast region extends from suburban Philadelphia north through New York and its suburbs into New England. This region also includes several properties located in Illinois and one located in Michigan. As of June 30, 2004, the Northeast region had 42 properties.

In the Northeast, total revenue has increased $7.2 million or 11.6% to $69.6 million. This increase is primarily attributable to:

•	an increase of $3.6 million from Mercer Mall which was acquired in 2003, and

•	a net increase in same center total revenue of $3.6 million due to increased billings of common area maintenance recoveries of $1.6 million, a $1.0 million increase in rental income from higher rental rates on lease rollovers, a $0.6 million increase in real estate tax recovery related to higher real estate tax assessments and a $0.4 million increase in straight-line rent income.

The percentage leased was 95.7% and 95.5% at June 30, 2004 and June 30, 2003, respectively. The increase reflects the releasing of formerly vacant anchor tenants more than offsetting the acquisition of Mercer Mall, the leased rate of which is currently below that of the rest of the region, and an increase in redevelopment activity which has taken leaseable space out of service.

Property operating income as a percent of total revenue was 67.2% and 66.5% in the first six months of 2004 and 2003, respectively. Property expenses increased at a slower rate than revenue as higher property taxes and reserves for bad debt related to cost recovery billings were partly offset by lower snow removal costs.

WEST

As of June 30, 2004, 35 of our properties were located in the West region. The West region extends from Texas to the West Coast.

Total revenue increased $15.1 million to $42.1 million in the first six months of 2004 from $27.0 million in the first six months of 2003. Excluding $2.1 million of rental income from the lost rents recovered through fire insurance proceeds, total revenue increased $13.0 million. This increase is due to increases at Santana Row of minimum rents, cost recoveries and other income as well as from the acquisition of Westgate Mall. On a same center basis, total rental revenue for the region was largely unchanged as higher lease termination fees and increased rental income in San Antonio offset lower minimum rent at a property in Hollywood, California and lower rental revenue at 150 Post which is being renovated.

For the West region, the percentage leased was 87.7% and 80.2% at June 30, 2004 and June 30, 2003, respectively. The improved leased rate is due primarily to increases at Santana Row and Houston Street in San Antonio, Texas and the impact of Westgate Mall which has higher leased rates than the rest of the region.

The West region’s property operating income as a percent of total revenue improved to 60.4% in the first six months of 2004 from 48.8% in the first six months of 2003. This improvement is due to Santana Row where operating and start-up costs were high in 2003 but rental and other revenues were still continuing to grow as well as the acquisition of Westgate Mall which has a higher ratio of property operating income to total revenue than the regional average.

The success of Santana Row and Houston Street in San Antonio, Texas, will depend on many factors which are not entirely within our control. We monitor current and long-term economic forecasts for these markets in order to evaluate the long-term financial returns of these projects. Our overall return on investment in the West segment is significantly lower than that of the Northeast or Mid-Atlantic segments because both Santana Row and Houston Street were being phased into service. We expect that the returns on investment in the West will continue to rise as these projects come into service but not necessarily to the same level of overall returns as generated in the other segments.

Comparison of 2004 to 2003—Three months ended June 30

	Three months ended June 30,
(in thousands)	2004	2003	$ Change	% Change
Rental income	$92,145	$79,304	$12,841	16.2%
Other property income	6,519	4,186	2,333	55.7%
Mortgage interest income	1,216	1,024	192	18.8%

Total operating revenues	99,880	84,514	15,366	18.2%

Rental expenses	22,509	19,019	3,490	18.4%
Real estate taxes	9,526	8,723	803	9.2%

Total operating expenses	32,035	27,742	4,293	15.5%

Property operating income	67,845	56,772	11,073	19.5%

Interest income	389	629	(240)	-38.2%
Interest expense	(21,391)	(18,252)	(3,139)	17.2%
Administrative expense	(4,588)	(3,147)	(1,441)	45.8%
Depreciation and amortization	(23,235)	(18,126)	(5,109)	28.2%

Net other expenses	(48,825)	(38,896)	(9,929)	25.5%

Income before minority interests and discontinued operations	19,020	17,876	1,144	6.4%
Minority interests	(1,192)	(1,134)	(58)	5.1%
Operating income from discontinued operations	228	833	(605)	-72.6%
Gain on sale of real estate	8,276	551	7,725	1402.0%

Net income	$26,332	$18,126	$8,206	45.3%

REVENUES

Total operating revenue in the second quarter of 2004 was $99.9 million compared to $84.5 million for the second quarter of 2003. This increase of $15.4 million is due largely to the impact of properties acquired and growth at Santana Row and also to increased revenues on a same center basis and the recognition of $1.0 million of rental income resulting from the portion of the settlement of our insurance claim for the August 2002 fire at Santana Row that related to lost rent. On a same center basis, total revenues increased $4.3 million, or 5.4% in the second quarter of 2004 when compared with the second quarter of 2003. The primary components of this increase in total revenues are discussed below.

Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries from tenants of common area maintenance, insurance and real estate taxes. The increase in rental income of $12.8 million, or 16.2%, for the second quarter of 2004, as compared to the second quarter of 2003, is mainly attributable to:

•	an increase of $9.0 million from properties acquired since March 31, 2003, consisting of Plaza del Mercado, Mercer Mall and Westgate Mall, and from Santana Row as more of the property became operational,

•	an increase of $2.8 million, or 3.8%, on a same center basis, due primarily to higher cost recoveries as billings for 2003 exceeded initial estimates and accruals of income, increased minimum rents which reflect increased rental rates associated with tenant rollovers and with new leases at redeveloped centers partly offset by lower real estate tax recoveries, and

•	$1.0 million of income associated with lost rents recovered through insurance at Santana Row related to the fire which occurred in August 2002.

Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, lease termination fees and temporary tenant income. Other property income was $6.5 million for the quarter ended June 30, 2004 compared to $4.2 million for the quarter ended June 30, 2003. This $2.3 million or 55.7% increase is due primarily to increased utility and other reimbursements from tenants, increased lease termination fees, increased parking revenues, and a non-recurring gain from disposition of cable television lines at Santana Row of $0.3 million.

Mortgage Interest Income. Mortgage interest income includes interest earned on mortgage notes receivable. Mortgage interest income increased $0.2 million from the second quarter 2003 to the second quarter 2004 to $1.2 million due to an increase in the balance of mortgage notes receivable.

EXPENSES

Total property operating expenses increased $4.3 million to $32.0 million for the three months ended June 30, 2004, as compared to $27.7 million for the three months ended June 30, 2003. The 15.5% increase in total property operating expenses is related primarily to the additional costs at properties which were acquired in the past year and at Santana Row as discussed below. On a same center basis, property operating expenses increased $1.6 million or 6.8% in the second quarter of 2004 when compared with the second quarter of 2003 as explained below.

Rental Expense. The increase in rental expense of $3.5 million, or 18.4%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, is mainly attributable to:

•	an increase of $1.9 million due mainly to properties acquired since March 31, 2003 and to Santana Row as more of the property became operational and

•	an increase of $1.6 million, or 10.7%, on a same center basis due primarily to increased reserves for bad debt related to increased billings of reimbursements from tenants related to 2003.

Rental expense as a percentage of rental income plus other property income was unchanged for the second quarter of 2004 compared to the second quarter of 2003.

Real Estate Taxes. Real estate taxes have increased $0.8 million, or 9.2%, for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. This increase is attributable to taxes at properties acquired since March 31, 2003 and increases in real estate taxes at Santana Row.

Property Operating Income. Property operating income was $67.8 million for the quarter ended June 30, 2004, compared to $56.8 million in the second quarter of 2003. Same center property operating income increased $2.7 million or 4.5% for the three months ended June 30, 2004 compared to the same period in the prior year. Excluding contributions from properties being redeveloped or expanded, same center property operating income increased 4.4% over the same period.

Interest Expense. We incurred total interest costs of $22.6 million in the second quarter of 2004 of which $1.2 million was capitalized, yielding interest expense of $21.4 million for the period, as compared to total interest costs incurred of $22.4 million in the second quarter of 2003, of which $4.1 million was capitalized, yielding interest expense of $18.3 million for the period. The decrease in capitalized interest of $2.9 million is attributable primarily to the phasing into service of Santana Row and the resulting decrease in capitalized interest attributable to the project.

Administrative Expense. The increase in administrative expense of $1.4 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, is due to increased expense associated with performance and other share grants issued under our long-term incentive plan which are accounted for using variable accounting as well as higher administrative payroll and other costs and lower capitalization of costs related to development activity. The increase in compensation expense is attributable primarily to the increase in our share price during 2004 which increased the expense on shares vesting based on 2004 performance.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.1 million, or 28.2%, to $23.2 million for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. This increase primarily reflects:

•	increased depreciation and amortization at Santana Row of $1.7 million which was being phased into service in 2003,

•	the impact of properties which were acquired in 2003, which added $1.5 million of depreciation and amortization, and

•	depreciation from capital invested on redevelopments and expansions during the past year.

Other

Minority Interests. Minority interests represents the minority partners’ financial interest in the results of certain properties. Minority interest in results of operations increased slightly as an increase in net income realized in the second quarter resulted in an increase in the amount allocated to operating unit holders.

Operating Income from Discontinued Operations. Operating income from properties sold is required to be reported separately from the results of ongoing operations. In the second quarter of 2004, we conveyed Magruder’s Center in lieu of condemnation and no other operating properties have been sold in 2004. The reported income of $0.2 million and $0.8 million for the second quarter of 2004 and 2003, respectively represents the operating results of Magruder’s Center and properties sold since March 31, 2003.

Gain on Sale of Real Estate. The gain on sale of real estate of $8.3 million reported for the second quarter of 2004 is primarily the result of conveying Magruder’s Center in lieu of condemnation and a vacant parcel of land located adjacent to the Village at Shirlington. In the second quarter of 2003, we sold a street retail property located in Bethesda, Maryland resulting in a gain of $0.6 million.

Segment Results

The following selected key segment data presented is for the three months ended June 30, 2004 and June 30, 2003, except real estate assets and gross leasable area which are presented as of June 30. The results of operations of properties which have been sold are excluded from property operating income in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations and we consider it to be a significant measure.

Key Segment Financial Data

	Three months ended June 30,
(in thousands)	2004	2003
Mid–Atlantic
Rental income	$38,922	$37,103
Total revenue	$40,656	$38,863
Property operating income	$28,802	$27,925
Property operating income as a percent of total revenue	70.8%	71.8%
Total assets	$662,403	$663,359
Gross leasable area (square feet)	6,713	6,715

Northeast
Rental income	$33,657	$29,512
Total revenue	$35,322	$30,605
Property operating income	$24,715	$21,272
Property operating income as a percent of total revenue	70.0%	69.5%
Total assets	$608,537	$542,710
Gross leasable area (square feet)	7,684	7,432

West
Rental income	$19,566	$12,689
Total revenue	$22,686	$14,022
Property operating income	$13,112	$6,551
Property operating income as a percent of total revenue	57.8%	46.7%
Total assets	$863,859	$750,681
Gross leasable area (square feet)	2,371	1,667

MID-ATLANTIC

The Mid-Atlantic region extends roughly from Baltimore south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. Two properties in Florida are also included in this region. As of June 30, 2004, the Mid-Atlantic consisted of 34 properties.

Total revenue grew $1.8 million to $40.7 million in the second quarter of 2004 compared to the same period of 2003. The increase in total revenue of 4.6% is largely attributable to:

•	an increase of $0.5 million from Plaza del Mercado which was acquired in 2003, and

•	same center revenue growth of $1.3 million as recovery of costs and real estate taxes improved $0.6 million and the remainder of the growth due mostly to higher minimum rents. The increased minimum rents relate to increased rental rates associated with lease rollovers.

The ratio of property operating income to total revenue in the second quarter of 2004 decreased to 70.8% due to higher reserves for bad debt on increased billings of cost recoveries and higher other costs.

NORTHEAST

The Northeast region extends from suburban Philadelphia north through New York and its suburbs into New England. This region also includes several properties located in Illinois and one located in Michigan. As of June 30, 2004, the Northeast region had 42 properties.

In the Northeast, total revenue has increased $4.7 million or 15.4%. This increase is primarily attributable to:

•	an increase of $2.0 million from Mercer Mall which was acquired in October 2003,

•	a net increase in same center total revenue of $2.7 million due to a $1.4 million increase in cost recovery related to billings for final 2003 costs, a $0.6 million increase in rental income from higher rental rates on lease rollovers, a $0.5 million increase in other income and higher straight-line rent income.

Property operating income as a percent of total revenue increased slightly to 70.0% in the second quarter of 2004 from 69.5% in the second quarter of 2003.

WEST

As of June 30, 2004, 35 of our properties were located in the West region. The West region extends from Texas to the West Coast.

Total revenue increased $8.7 million to $22.7 million in the second quarter of 2004 from $14.0 million in the second quarter of 2003. Excluding $1.0 million of rental income from the lost rents recovered through fire insurance proceeds, total revenue increased $7.7 million. This increase is due to increases at Santana Row of minimum rents, cost recoveries and other income and the impact of acquiring Westgate Mall. On a same center basis, total rental revenue for the region increased $0.4 million as higher lease termination fees and increased rental income in San Antonio offset lower minimum rent at a property in Hollywood, California and lower rental revenue at 150 Post which is being renovated.

The West region’s property operating income as a percent of total revenue improved to 57.8% in the second quarter of 2004 from 46.7% in the second quarter of 2003. This improvement is due to Santana Row where operating and start-up costs were high in 2003 but rental and other revenues were still continuing to grow as well as the acquisition of Westgate Mall which has a higher ratio of property operating income to total revenue than the regional average.

Liquidity and Capital Resources

Due to the nature of our business and our strategy, we are generally in a position to generate significant amounts of cash from operations. The cash generated from operations is primarily paid to shareholders in the form of dividends. Our status as a REIT requires that we distribute at least 90% of our REIT taxable income each year, as defined in the Internal revenue Code. Therefore, cash needs for executing our strategy and investing in new properties, as well as for payment of debt maturities must come from cash not distributed to shareholders, from proceeds of property dispositions, or from the proceeds derived from the issuance of new debt or equity securities.

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. We may, from time to time, seek to obtain funds through additional equity offerings, unsecured debt financing and/or mortgage financings and other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative debt structure.

Cash and cash equivalents were $45.1 million and $35.0 million at June 30, 2004 and December 31, 2003, respectively.

Summary of Cash Flows

(in thousands)	For the six months ended June 30, 2004
Cash Provided by Operating Activities	$78,593
Cash Used in Investing Activities	(132,676)
Cash Provided by Financing Activities	64,218

Increase in Cash and Cash Equivalents	10,135
Cash and Cash Equivalents, Beginning of Period	34,968

Cash and Cash Equivalents, End of Period	$45,103

The cash provided by operating activities is primarily attributable to the operation of our properties and the change in working capital related to our operations.

We used cash of $132.7 million during the six months ended June 30, 2004 in investing activities including the following:

•	$97.1 million for our acquisition of Westgate Mall on March 31, 2004,

•	capital expenditures of $28.0 million on Santana Row and redevelopment at properties other than Santana Row and on maintenance capital,

•	other capital expenditures of approximately $23.5 million,

•	an additional $3.4 million advance under an existing mortgage note receivable;

offset by

•	$19.3 million in net sale proceeds from the sale of a parcel of land at the Village at Shirlington and from the sale in lieu of condemnation of Magruder’s Center.

Our financing activities provided $64.2 million of cash, which was composed of:

•	$105.7 million of proceeds from the issuance of common shares on April 7, 2004 and upon the exercise of options,

•	$75.0 million of proceeds from the issuance of notes payable,

•	$0.3 million representing the change in minority interests,

which offset

•	$52.7 million used to pay dividends,

•	$39.5 million used to pay off Medium Term Notes, and

•	$24.6 million of net payments on borrowings primarily to finance the acquisition of Westgate Mall.

Off-Balance Sheet Arrangements. Other than as disclosed in the Contractual Obligations Table below, we have no off-balance sheet arrangements as of June 30, 2004 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In July 2004, we formed a joint venture with Clarion Lion Properties Fund, a discretionary fund created and advised by ING Clarion Partners in which we own 30% of the equity. The joint venture plans to acquire up to $350 million of stabilized, supermarket-anchored, shopping centers in the Trust’s Northeast, Mid-Atlantic and California markets. Federal Realty and Clarion Lion Properties Fund have committed to contribute to the joint venture up to $42 million and $98 million, respectively, of equity capital to acquire properties over the next 24 months. We seeded the joint venture by contributing Plaza del Mercado, a shopping center in Montgomery County, Maryland which we acquired in 2003, at a contribution value of approximately $20.6 million. Concurrently with the contribution of Plaza del Mercado, the venture obtained a $13.3 million, 10-year loan secured by the property, and we received proceeds of $18.6 million. We will be the manager of the venture and its properties, including Plaza del Mercado, earning fees for acquisitions, management, leasing, and financing, and we will have the opportunity to receive performance-based earnings. We will account for our interest in the joint venture using the equity method.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of June 30, 2004:

	Commitments Due by Period
(in thousands)	Total	Remainder of 2004	From 1-3 years	From 4-5 years	After 5 years
Current and long-term debt	$1,162,398	$1,408	$264,663	$317,922	$578,405
Capital lease obligations, principal only	159,286	286	2,413	2,884	153,703
Operating leases	289,176	2,164	8,705	8,832	269,475
Development and redevelopment obligations	107,736	35,775	11,961	—	60,000
Contractual operating obligations	9,363	3,441	5,671	251	—

Total contractual cash obligations	$1,727,959	$43,074	$293,413	$329,889	$1,061,583

In addition to the table above, the following potential commitments exist:

a)	Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of June 30, 2004, our estimated liability upon exercise of the put option would be approximately $27.5 million.

b)	Under the terms of four other partnerships which own street retail properties in southern California with a cost of approximately $61 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for two of the partnerships will be paid in cash. The purchase price for the other two partnerships will be paid using a limited number of our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms. In July 2004, we received notice from the other partner of their intent to put their interest in two of the four partnerships at a value which we estimate to be $4.0 million with a portion to be in cash and a portion to be paid with our common shares.

c)	Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000. Our obligation under the Agreement is estimated to range from $1.6 million to $3.0 million approximately $360,000 of which we funded in 2003. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $1.2 million as of June 30, 2004 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $1.2 million currently accrued. We do not anticipate, however, that our obligation would exceed $600,000 in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

d)	Under the terms of various other partnership agreements for entities which own shopping center properties with a cost of approximately $88.5 million, including one of the two shopping centers purchased in the first quarter of 2003, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. On January 5, 2004 we paid $199,000 to redeem 5,100 of these operating units and on March 3, 2004 we paid $200,000 to redeem 4,667 of these operating units. As of June 30, 2004, a total of 842,455 operating units remain outstanding. In July 2004, we issued 80,000 common shares to redeem 80,000 of these operating units.

e)	In addition to our contractual obligations we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row.

Debt Financing Arrangements

As of June 30, 2004, we had total debt outstanding of $1.3 billion.

The following is a summary of our total debt outstanding as of June 30, 2004:

(dollars in thousands)	Original Debt Issued	Principal Balance as of June 30, 2004	Interest Rate as of June 30, 2004	Maturity Date
Description of Debt
Mortgage Loans
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston Street	345	211	7.500%	October 6, 2008
Mercer Mall	Acquired	4,666	8.375%	April 1, 2009
Federal Plaza	36,500	35,331	6.750%	June 1, 2011
Tysons Station	7,000	6,694	7.400%	September 1, 2011
Barracks Road	44,300	43,979	7.950%	November 1, 2015
Hauppauge	16,700	16,579	7.950%	November 1, 2015
Lawrence Park	31,400	31,173	7.950%	November 1, 2015
Wildwood	27,600	27,400	7.950%	November 1, 2015
Wynnewood	32,000	31,768	7.950%	November 1, 2015
Brick Plaza	33,000	32,738	7.415%	November 1, 2015
Mount Vernon (1)	13,250	12,959	5.660%	April 15, 2028

Total Mortgage Loans		$253,398

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	$2,055	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Revolving credit facilities (2)	300,000	77,000	LIBOR + 0.75%	October 8, 2006
Term note with banks	100,000	$100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks (3)	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Escondido (Municipal Bonds) (4)	9,400	9,400	3.060%	October 1, 2016

Total Notes Payable		$338,500

Senior Notes and Debentures
Unsecured Fixed Rate
6.625% Notes	40,000	$40,000	6.625%	December 1, 2005
6.99% Medium Term Notes (5)	40,500	40,500	6.894%	March 10, 2006
6.125% Notes (6)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
7.48% Debentures (7)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (8)	40,000	40,000	6.820%	August 1, 2027

Total Senior Notes and Debentures		$570,500

Capital Lease Obligations
Various		$159,286	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,321,684

1)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan after year ten.
2)	The maximum amount drawn under the facility during the first six months of 2004 was $165 million. The weighted average interest rate on borrowings under the facility for the six months ended June 30, 2004 was 2.0%.
3)	This loan bears interest at LIBOR plus 95 basis points. In January 2004, we purchased interest rate swaps or hedges on this note, which fixed the LIBOR portion of the interest rate at 2.401% through October 2006, resulting in an effective interest rate, assuming no change to our debt rating, of 3.351% through October 2006.
4)	The loan requires monthly interest only payments through maturity. This loan bears interest at a variable rate determined weekly to be the interest rate which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average interest rate for the six months ended June 30, 2004 was 3.060%. The property is not encumbered by a lien.
5)	We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.99% to 6.894%.
6)	The Trust purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.
7)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price.
8)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price.

Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to comply with a number of financial provisions using calculations of ratios and other amounts that are not normally useful to a financial statement reader and are calculated in a manner that is not in accordance with GAAP. Accordingly, the numeric information set forth below is calculated as required by our various loan agreements rather than in accordance with GAAP. We have not included a reconciliation of this information to GAAP information because, in this case, there is no directly comparable GAAP measure, similarly titled GAAP measures are not relevant in determining whether or not we are in compliance with our financial covenants and we believe that the ratios on our material covenants are relevant to the reader. These covenants require us to:

•	limit the amount of debt so that our interest and other fixed charge coverage will exceed 1.75 to 1 (we maintained a ratio of 2.22 to 1 as of June 30, 2004);

•	limit the amount of debt as a percentage of total asset value to less than 0.55 to 1 (we maintained a ratio of 0.47 to 1 as of June 30, 2004);

•	limit the amount of secured debt as a percentage of total asset value to less than 0.30 to 1 (we maintained a ratio of 0.15 to 1 as of June 30, 2004);

•	limit the amount of unsecured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.75 to 1 (we maintained a ratio of 2.72 to 1 as of June 30, 2004); and

•	limit the total cost of development projects under construction to 15% or less of gross asset value (the budgeted total cost of our projects under construction at June 30, 2004 represented 3.6% of gross asset value).

We are also obligated to comply with other covenants, including, among others, provisions:

•	relating to the maintenance of any property securing a mortgage;

•	restricting our ability to pledge assets or create liens;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases at properties securing a mortgage;

•	restricting our ability to enter into transactions with affiliates; and

•	restricting our ability to consolidate, merge or sell all or substantially all of our assets.

As of June 30, 2004, we were in compliance with all of the financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of June 30, 2004 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included. Our 6.82% Senior Notes and our 7.48% Debentures are included at their maturity date.

(in thousands)	Secured	Capital Lease	Unsecured		Total
2004	$1,330	$286	$78		$1,694
2005	3,229	1,143	40,167		44,539
2006	3,581	1,271	217,685	(1)	222,537	(1)
2007	3,858	1,374	150,204		155,436
2008	13,633	1,512	150,226		165,371
2009 and thereafter	227,767	153,700	350,640		732,107

	$253,398	$159,286	$909,000		$1,321,684

(1)	Includes $77 million of our revolving credit facility.

Our organizational documents do not limit the level or amount of debt that we may incur.

Interest Rate Hedging

We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, in order to manage interest rate risk. Derivatives are not purchased for speculation. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. As of June 30, 2004, the Company had three cash flow hedge agreements which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.”

In January 2004, to hedge our exposure to interest rate fluctuations on our $150 million, five-year term loan issued in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. Upon entering into the swap, the interest rate was fixed, assuming no change to our debt rating, at 3.351% on notional amounts totaling $150 million trough October 2006. On the January 2004 hedge, we are exposed to credit loss in the event of non-performance by the counterparty to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparty. The counterparty has a long-term debt rating of “A” by Standard and Poor’s Ratings Service (“S&P”) and “A1” by Moody’s Investors Service (“Moody’s”) as of June 30, 2004. Although our swap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The swap has been documented as a cash flow hedge and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swap at its fair value is recorded as a component of other comprehensive income within shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet.

The two remaining hedging instruments involved an interest rate swap associated with our 6.99% Medium Term Notes and an interest rate lock purchased in 2002 in connection with our 6.125% Notes.

Liquidity Requirements

Our short-term liquidity requirements consist primarily of obligations under our capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring trust expenditures, non-recurring trust expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements in 2004 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row. To the extent that we require additional funds to meet our capital requirements, and normal recurring operating costs, we expect to fund these amounts from one or more of the following sources: cash provided by operating activities, borrowings under our credit facility, other funding sources, additional and replacement borrowings, both secured and unsecured, additional equity, joint venture relationships and property dispositions.

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

Funds From Operations

Funds from Operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with the U.S. GAAP, plus depreciation and amortization of real estate assets and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities.

It should be noted that FFO:

•	does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income);

•	should not be considered an alternative to net income as an indication of our performance; and

•	is not necessarily indicative of cash flow as a measure of liquidity or ability to fund cash needs, including the payment of dividends.

We consider FFO available for common shareholders a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of the real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation. We use FFO primarily as one of several means of assessing our operating performance in comparison with other REITs. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

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

The reconciliation of net income to funds from operations is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2004	2003	2004	2003
Net income	$26,332	$18,126	$43,578	$34,502
(Gain) on sale of real estate	(8,276)	(551)	(8,334)	(551)
Depreciation and amortization of real estate assets	21,261	16,363	39,987	32,161
Amortization of initial direct costs of leases	1,787	1,392	3,285	2,746
Income attributable to operating partnership units	403	235	638	441

Funds from operations	41,507	35,565	79,154	69,299

Dividends on preferred stock	(2,869)	(4,490)	(5,738)	(9,346)
Preferred stock redemption fee	—	(3,423)	—	(3,423)

Funds from operations available to common shareholders	38,638	27,652	73,416	56,530

Weighted average number of common shares, diluted	52,681	48,376	51,593	46,876

Funds from operations available for common shareholders, per diluted share	$0.73	$0.57	$1.42	$1.21

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our use of financial instruments, such as debt instruments, subjects us to market risk which may affect our future earnings and cash flows, as well as the fair value of our assets. Market risk generally refers to the risk of loss from changes in interest rates and market prices. We manage our market risk by attempting to match anticipated inflow of cash from our operating, investing and financing activities with anticipated outflow of cash to fund debt payments, dividends to common and preferred shareholders, investments, capital expenditures and other cash requirements. We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

Interest Rate Risk

The following discusses the effect of hypothetical changes in market rates of interest on interest expense for variable rate debt and on the fair value of total outstanding debt, including our fixed-rate debt. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not purport to take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management likely would take to reduce our exposure to the change. This analysis assumes no change in our financial structure.

The majority of our outstanding debt obligations (maturing at various times through 2027) have fixed interest rates which limit the risk of fluctuating interest rates. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments, however. At June 30, 2004 we had $1.1 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at June 30, 2004 had been 1% higher, the fair value of those debt instruments on that date would have decreased by approximately $47.8 million. If interest rates on our fixed rate debt instruments at June 30, 2004 had been 1% lower, the fair value of those debt instruments on that date would have increased by approximately $51.9 million.

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At June 30, 2004, we had $186.4 million of variable rate debt outstanding. Based upon this balance of variable rate debt, if interest rates increased 1%, our interest expense would increase by approximately $1.8 million, and our net income and cash flows for the year would decrease by approximately $1.8 million. If interest rates decreased 1%, our interest expense would decrease by approximately $1.8 million, and our and cash flows for the year would increase by approximately $1.8 million.

Interest Rate Hedging

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. During the six months ended June 30, 2004, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt. As of June 30, 2004, the Company had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.”

A more detailed description of these derivative financial instruments is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate Hedging.”

We have entered into several interest rate swaps or interest rate locks that hedged certain unsecured notes. In January 2004, to hedge our exposure to interest rates on the $150 million five-year term loan, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million.

In anticipation of a $150 million Senior Unsecured Note offering, on August 1, 2002, we entered into a treasury lock that fixed the benchmark five year treasury rate at 3.472% through August 19, 2002. The rate lock was documented as a cash flow hedge of a forecasted transaction and designated as effective at the inception of the contract. On August 16, 2002, we priced the Senior Unsecured Notes with a scheduled closing date of August 21, 2002 and closed out the associated rate lock. Five year treasury rates declined between the pricing period and the settlement of the hedge purchase; therefore, to settle the rate lock, we paid $1.5 million. As a result of the August 19, 2002 fire at Santana Row, we were not able to proceed with the note offering at that time. However, we consummated a $150 million Senior Unsecured Note offering on November 15, 2002, and thus, the hedge loss is being amortized into interest expense over the life of the related Notes.

We also purchased an interest rate swap upon issuance of our 6.99% Medium Term Notes having a face amount of $40.5 million which reduced the effective interest rate from 6.99% to 6.894%.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote to Security Holders

During the fiscal quarter ended June 30, 2004, we submitted certain matters to a vote of our shareholders through the notice of annual meeting of shareholders and the solicitation of proxies related thereto. The proxy materials related to our annual meeting of shareholders were distributed beginning on or about March 31, 2004, and the annual meeting of shareholders was held on May 5, 2004, in Rockville, Maryland. As of the record date prior to such meeting, 49,320,403 of our common shares were outstanding. At the annual shareholders meeting on May 5, 2004, 36,917,890 shares of the Registrant’s common stock were presented in person or by proxy, representing 74.8% of our outstanding common shares. The following sets forth the matters presented for a vote by the shareholders and the votes cast for, withheld, abstained, and broker non-votes:

Matter	Votes for	Votes withheld	Abstentions	Broker Non-Votes
(1) Election of Mr. David Faeder as a Class II director with a term serving until the 2007 Annual Meeting	36,445,228	472,656	0	0

(2) Election Of Ms. Kristin Gamble as a Class II director with a term serving until the 2007 Annual Meeting	36,444,977	472,907	0	0

(3) Amendment of the Declaration of Trust to change the permissible size of the Board from a range of 3 to 15 Trustees to a range of 5 to 10 Trustees	28,582,486	235,203	77,057	8,023,144

(4) Amendment of the Declaration of Trust to decrease the vote required by shareholders to remove a Trustee with or without cause from 80% to 67%	28,545,824	265,694	83,219	8,023,153

(5) Ratification of the appointment of Grant Thornton LLP as our independent accountants for the fiscal year ending December 31, 2004	35,822,535	1,001,287	94,059	9

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust last amended October 29, 2003 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No.1-07533) (the “2003 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously files as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated herein by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share Certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 ( File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated November, 2003 between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the 2003 Form 10-K and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 ( File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2001 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601 (b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith)

(B)	Reports on Form 8-K

A Form 8-K, dated April 2, 2004 was filed on April 5, 2004 for the purpose of filing, under Item 7—Financial Statements and Exhibits, certain exhibits relating to the public offering of our debt securities, common shares, preferred shares, depositary shares and warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL REALTY INVESTMENT TRUST

/s/ DONALD C. WOOD
July 28, 2004	Donald C. Wood, President, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ LARRY E. FINGER
July 28, 2004	Larry E. Finger, Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

(A)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.1	Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith).