Form 10-Q
period 2004-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2004-11-04
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2004
Common Shares of Beneficial Interest	52,112,089

Federal Realty Investment Trust

S.E.C. FORM 10-Q

September 30, 2004

FEDERAL REALTY INVESTMENT TRUST

S.E.C. FORM 10-Q

September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and the information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of Federal Realty Investment Trust (“the Trust”). The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2003.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
	(in thousands, except per share data)
ASSETS
Real estate, at cost	2,659,903	2,470,149
Less accumulated depreciation and amortization	(573,246)	(514,177)

Net real estate investments	2,086,657	1,955,972

Cash and cash equivalents	23,437	34,968
Mortgage notes receivable	45,079	41,500
Accounts and notes receivable	34,748	31,207
Prepaid expenses and other assets, principally lease commissions and property taxes	70,183	69,335
Debt issuance costs, net of accumulated amortization of $5,038, and $3,111, respectively	6,838	10,453
Investment in real estate partnership	14,078	—

TOTAL ASSETS	$2,281,020	$2,143,435

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Obligations under capital leases	$159,182	$159,486
Mortgages payable	252,649	254,871
Notes payable	320,090	361,323
Accounts payable and accrued expenses	84,622	61,018
Dividends payable	28,064	26,021
Security deposit payable	7,591	7,208
Other liabilities and deferred credits	35,829	17,552
Senior notes and debentures	567,980	535,000

Total liabilities	1,456,007	1,422,479

Minority interests	35,250	29,582

Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares issued in 2001	135,000	135,000
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 53,387,604 and 50,670,851 issued, respectively	534	506
Additional paid in capital	1,100,520	980,227
Accumulated dividends in excess of Trust net income	(408,747)	(386,738)

	827,307	728,995
Less:
1,479,393 common shares in treasury, at cost	(28,755)	(28,445)
Deferred compensation on restricted shares	(8,209)	(5,474)
Notes receivable from employees stock plans	(2,068)	(3,615)
Accumulated other comprehensive income (loss)	1,488	(87)

Total shareholders’ equity	789,763	691,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,281,020	$2,143,435

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine months

(unaudited)

	Nine months ended September 30,
	2004	2003
	(in thousands, except per share data)
Revenue
Rental income	$271,975	$238,563
Other property income	19,030	12,885
Mortgage interest income	3,385	2,747

	294,390	254,195

Expenses
Rental	67,167	59,366
Real estate taxes	28,655	25,312
Administrative	13,443	9,642
Depreciation and amortization	67,148	53,820

	176,413	148,140

Operating Income	117,977	106,055

Interest income	1,350	1,328
Interest expense	(63,835)	(54,550)
Income from real estate partnership	19	—
Minority interests	(3,317)	(3,257)

Income from continuing operations	52,194	49,576

Discontinued Operations
Operating income (loss) from discontinued operations	713	1,798
Gain on sale of real estate	9,331	7,723

Results from discontinued operations	10,044	9,521

Net income	62,238	59,097

Dividends on preferred stock	(8,607)	(12,215)
Preferred stock redemption costs	—	(3,423)

Net income available for common shareholders	$53,631	$43,459

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations	$0.86	$0.73
Discontinued operations	0.20	0.20

Weighted average number of common shares, basic	$1.06	$0.93

Weighted average number of common shares, basic	50,722	46,810

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations	$0.85	$0.72
Discontinued operations	0.19	0.20

Weighted average number of common shares, diluted	$1.04	$0.92

Weighted average number of common shares, diluted	51,273	48,004

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months

(unaudited)

	Three months ended September 30,
	2004	2003
	(in thousands, except per share data)
Revenue
Rental income	$91,599	$80,424
Other property income	7,416	4,626
Mortgage interest income	1,142	886

	100,157	85,936

Expenses
Rental	22,624	18,952
Real estate taxes	10,033	8,897
Administrative	4,673	3,221
Depreciation and amortization	23,666	18,576

	60,996	49,646

Operating Income	39,161	36,290

Interest income	548	316
Interest expense	(21,125)	(18,719)
Income from real estate partnership	19	—
Minority interests	(936)	(1,053)

Income from continuing operations	17,667	16,834

Discontinued Operations
Operating income (loss) from discontinued operations	(4)	589
Gain on sale of real estate	997	7,172

Results from discontinued operations	993	7,761

Net income	18,660	24,595

Dividends on preferred stock	(2,869)	(2,869)
Preferred stock redemption costs	—	—

Net income available for common shareholders	$15,791	$21,726

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations	$0.28	$0.28
Discontinued operations	0.02	0.16

Net income available for common shareholders, basic	$0.30	$0.44

Weighted average number of common shares, basic	51,640	48,935

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations	$0.28	$0.29
Discontinued operations	0.02	0.15

Net income available for common shareholders, diluted	$0.30	$0.44

Weighted average number of common shares, diluted	52,934	50,216

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(unaudited)

	Nine months ended September 30, (unaudited)
	2004			2003
(In thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital
Common Shares of Beneficial Interest
Balance, beginning of year	50,670,851	$506	$980,227	44,996,382	$450	$818,290
Exercise of stock options	178,757	2	4,363	2,105,843	21	50,332
Shares issued under dividend reinvestment plan	63,500	1	2,559	87,792	1	2,703
Performance and Restricted Shares granted, net of Restricted Shares retired	84,617	1	3,632	138,568	1	3,960
Issuance of shares in public offering	2,186,749	22	99,099	3,236,245	32	98,425
Shares issued to purchase OP units	203,130	2	8,688	64,952	1	1,896
Stock compensation associated with variable accounting	—	—	1,952	—	—	—

Balance, end of period	53,387,604	$534	$1,100,520	50,629,782	$506	$975,606

Accumulated Dividends in Excess of Trust Net Income
Balance, beginning of year		$(386,738)			$(368,839)
Net income		62,238			59,097
Dividends declared to common shareholders		(75,640)			(69,780)
Dividends declared to preferred shareholders		(8,607)			(15,638)

Balance, end of period		$(408,747)			$(395,160)

Common Shares of Beneficial Interest in Treasury
Balance, beginning of year	(1,470,275)	$(28,445)		(1,461,147)	$(28,193)
Performance and Restricted Shares forfeited	(9,118)	(310)		(4,866)	(143)

Balance, end of period	(1,479,393)	$(28,755)		(1,466,013)	$(28,336)

Deferred Compensation on Restricted Shares
Balance, beginning of year	(220,666)	$(5,474)		(129,448)	$(2,657)
Performance and Restricted Shares issued, net of forfeitures	(72,166)	(4,313)		(118,000)	(3,320)
Vesting of Performance and Restricted Shares	63,756	1,578		21,436	440

Balance, end of period	(229,076)	$(8,209)		(226,012)	$(5,537)

Subscriptions receivable from employee stock plans
Balance, beginning of year	(156,274)	$(3,615)		(184,063)	$(5,151)
Subscription loans issued	(7,000)	(147)		(82,641)	(1,901)
Subscription loans paid	76,800	1,694		60,000	2,468

Balance, end of period	(86,474)	$(2,068)		(206,704)	$(4,584)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(87)			$(4,613)
Change due to recognizing (loss) gain on securities		65			(17)
Change in valuation on interest rate swap		1,510			3,563

Balance, end of period		$1,488			$(1,067)

Comprehensive income
Net income		$62,238			$59,097
Change due to recognizing loss on securities		65			(17)
Change in valuation on interest rate swap		1,510			3,563

Total comprehensive income		$63,813			$62,643

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES
Net income	$62,238	$59,097
Items not requiring cash outlays
Depreciation and amortization, including discontinued operations	67,525	54,317
Gain on sale of real estate	(9,331)	(7,723)
Equity in income from real estate partnership	(19)
Other, net	4,466	1,557
Changes in assets and liabilities
Increase in accounts and notes receivable	(3,542)	(4,765)
Increase in prepaid expenses and other assets before depreciation and amortization	(1,613)	(12,682)
Increase in operating accounts payable, security deposits and other liabilities	460	1,173
Increase (decrease) in accrued expenses	13,047	(965)

Net cash provided by operating activities	133,231	90,009

INVESTING ACTIVITIES
Acquisition of real estate	(97,274)	(15,559)
Investment in real estate partnership	(14,059)	—
Capital expenditures—development and redevelopment	(45,706)	(117,942)
Santana Row insurance proceeds	—	81,107
Capital expenditures—other	(28,407)	(25,223)
Proceeds from sale of real estate	21,842	21,206
Issuance of mortgage notes receivable, net	(3,579)	(2,436)

Net cash used in investing activities	(167,183)	(58,847)

FINANCING ACTIVITIES
Payments on senior debentures	(42,020)	(75,000)
Issuance of senior debentures	75,000	—
Issuance of common shares	116,491	150,025
Redemption of Series A Preferred Shares	—	(100,000)
Net (payments)/borrowings on mortgages, capital leases and notes payable	(52,388)	84,750
Dividends paid	(80,330)	(78,480)
Increase (decrease) in minority interest, net	5,668	(1,924)

Net cash provided by (used in) financing activities	22,421	(20,629)

Increase/(Decrease) in cash	(11,531)	10,533

Cash at beginning of period	34,968	23,123

Cash at end of period	$23,437	$33,656

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(unaudited)

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of September 30, 2004, we owned or had majority interest in 61 community and neighborhood shopping centers comprising approximately 14.0 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as California. In addition, we own 49 urban and retail mixed-use properties comprising almost 2.8 million square feet and one apartment complex, primarily located in strategic metropolitan markets in the Northeast and Mid-Atlantic regions and California. In total, our properties were 94.2% leased at September 30, 2004. A joint venture in which we own a 30% interest owned three neighborhood shopping centers totaling approximately 0.35 million square feet as of September 30, 2004. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 37 consecutive years.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company’s Form 10-K (as amended) for the year ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(unaudited)

The following table sets forth the reconciliation between basic and diluted EPS:

	Nine months ended September 30,		Three months ended September 30,
(in thousands except per share data)	2004	2003	2004	2003
Income for calculation of basic earnings per share:
Income from continuing operations	$52,194	$49,576	$17,667	$16,834
Less: Preferred stock dividends	(8,607)	(12,215)	(2,869)	(2,869)
Less: Preferred stock redemption costs	—	(3,423)	—	—

Income from continuing operations available for common shareholders	43,587	33,938	14,798	13,965
Income from discontinued operations	10,044	9,521	993	7,761

Net income available for common shareholders, basic	$53,631	$43,459	$15,791	$21,726

Weighted average number of common shares, basic	50,722	46,810	51,640	48,935

Basic Earnings Per Share:
Income from continuing operations	$0.86	$0.73	$0.28	$0.28
Income from discontinued operations	0.20	0.20	0.02	0.16

Net income available for common shareholders, basic	$1.06	$0.93	$0.30	$0.44

Income for calculation of diluted earnings per share:
Income from continuing operations available for common shareholders	$43,587	$33,938	$14,798	$13,965
Income attributable to operating partnership units	—	816	242	375

Income from continuing operations for diluted earnings per share	43,587	34,754	15,040	14,340
Income from discontinued operations	10,044	9,521	993	7,761

Net income available for common shareholders, diluted	$53,631	$44,275	$16,033	$22,101

Weighted average number of common shares, basic	50,722	46,810	51,640	48,935

Effect of dilutive securities:
Stock option awards	551	369	546	441
Operating partnership units	—	825	748	840

Weighted average number of common shares, diluted	51,273	48,004	52,934	50,216

Diluted Earnings Per Share:
Income from continuing operations	$0.85	$0.72	$0.28	$0.29
Income from discontinued operations	0.19	0.20	0.02	0.15

Net income available for common shareholders, diluted	$1.04	$0.92	$0.30	$0.44

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense, and depreciation and amortization expense on the September 30, 2003 Consolidated Statements of Operations have been reclassified to Income From Discontinued Operations to assure comparability of all periods presented. In addition, certain December 31, 2003 Balance Sheet accounts and components of the September 30, 2003 Consolidated Statement of Cash Flows have been reclassified to assure comparability of all periods presented.

Redemption of preferred stock. Our Consolidated Statement of Operations for the nine months ended September 30, 2003 reflects a charge of $3.4 million in the line “Preferred stock redemption—excess of redemption

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(unaudited)

cost over carrying value” as a reduction of net income in computing net income available for common shareholders. On July 31, 2003, the Emerging Issues Task Force provided clarification on the treatment of the difference between the redemption value and the carrying value, adjusted for issuance costs, for GAAP financial reporting. In accordance with this clarification, we were required to make a change in accounting to retroactively reflect this difference as a reduction of net income to arrive at net income available to common shareholders.

Stock-based compensation. In accordance with SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” we present stock-based employee compensation costs net of the related tax effects. We account for stock options using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized.

The pro forma information is as follows:

	Nine months ended September 30,		Three months ended September 30
(in thousands except for earnings per share)	2004	2003	2004	2003
Net income, as reported	$62,238	$59,097	$18,660	$24,595
Stock-based employee compensation cost included in net income	—	—	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123, net of tax	(369)	(650)	(167)	(195)

Pro Forma Net Income—Basic	$61,869	$58,447	$18,493	$24,400

Earnings Per Share:
Basic, as reported	$1.06	$0.93	$0.30	$0.44
Basic, pro forma	$1.05	$0.91	$0.30	$0.44

Net income available for common shareholders—diluted	$53,631	$44,275	$16,033	$22,101
Stock-based employee compensation cost included in net income	—	—	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123, net of tax	(369)	(650)	(167)	(195)

Pro Forma Net Income—Diluted	$53,262	43,625	$15,866	$21,906

Earnings Per Share:
Diluted, as reported	$1.04	$0.92	$0.30	$0.44
Diluted, pro forma	$1.04	$0.91	$0.30	$0.44

Statement of Financial Accounting Standards No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies the accounting and reporting for derivative instruments. The statement is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 has not had a material effect on the Trust’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(unaudited)

Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), “Consolidation of Variable Interest Entities.” FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We have evaluated the applicability of FIN 46-R to our investments in certain restaurant joint ventures at Santana Row and our joint venture with Clarion Lion Properties Fund and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. Accordingly, these investments will continue to be accounted for using the equity method. We have also evaluated the applicability of FIN 46-R to our mortgage loans receivable and determined that they are not variable interest entities. Accordingly, these loans will continue to be accounted for as mortgage notes receivable rather than equity investments. The adoption of FIN 46-R did not have a material impact on our financial position or results of operations.

NOTE B—REAL ESTATE ASSETS AND ENCUMBRANCES

On March 31, 2004, we acquired Westgate Mall, a 637,000 square foot shopping center located in San Jose, California. The purchase price of the property of $97.0 million was paid from borrowings under our revolving credit facility, which were subsequently repaid from the proceeds of our April 2004 common equity offering. Approximately $1.7 million of the net assets acquired were allocated to prepaids and other assets for “above-market leases”, while $18.0 million was allocated to other liabilities and deferred credits for “below-market leases,” to account for the fair value assigned to the assumed leases at the property. Amounts associated with above and below market leases are amortized over the lease terms. Amortization is included in rental income on the consolidated statement of operations.

On June 3, 2004, we sold a parcel of land at the Village at Shirlington in Arlington, Virginia, for $4.9 million. This transaction was related to a previous land sale to Arlington County for $0.3 million, which closed in March 2004. The combined transactions resulted in a net gain of $2.8 million.

On June 14, 2004, Magruder’s Center in Rockville, Maryland, which was owned by one of our partnerships, was condemned by the City of Rockville in order to facilitate the redevelopment of the Rockville Town Center. We received $14.3 million in condemnation proceeds from the City of Rockville, resulting in a gain of $5.6 million.

In July 2004, at a contribution value of approximately $20.6 million, we contributed Plaza del Mercado to a newly formed joint venture in exchange for a 30% ownership interest and $18.6 million of proceeds. The joint venture simultaneously financed the property with a $13.3 million 10-year secured loan. We recognized a gain of $108,000 on this transaction.

On August 12, 2004 we closed on a land exchange with Arlington County, Virginia. The exchange of one-acre parcels at the Village at Shirlington occurred in order to facilitate future redevelopment at the property.

On September 16, 2004 we sold 3.1 acres of land at the Village at Shirlington in Arlington, Virginia in two separate transactions for a total of $2.8 million, resulting in a gain of $0.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(unaudited)

On September 30, 2004 we paid $2.3 million to purchase 10% of the partnership interests in Street Retail West 6, LP, giving us 100% ownership of 140-168 W. Colorado located in Pasadena, California.

On October 12, 2004 we purchased Shaw’s Plaza, located in Carver, Massachusetts for $4.0 million. The allocation of the purchase price to assets acquired will be completed in the fourth quarter of 2004.

NOTE C—REAL ESTATE PARTNERSHIP

In July 2004, we entered into a joint venture arrangement by forming a limited partnership with affiliates of Clarion Lion Properties Fund, a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the partnership, and Clarion owns 70%. The partnership plans to acquire up to $350 million of stabilized, supermarket-anchored, shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the partnership up to $42 million and $98 million, respectively, of equity capital to acquire properties through June 2006. Initially Clarion contributed $5.3 million in cash to the partnership, and we contributed Plaza del Mercado, a shopping center in Montgomery County, Maryland, which we acquired in 2003, to the partnership at a contribution value of approximately $20.6 million. Concurrently with the contribution of Plaza del Mercado, the partnership obtained a $13.3 million, 10-year loan secured by the property, and we received proceeds of $18.6 million. We will be the manager of the partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also will have the opportunity to receive performance-based earnings through our partnership interest. In September 2004, the venture acquired two shopping centers in the East for $38.0 million which were funded with equity provided by the partners until permanent financing can be arranged. We will account for our interest in the partnership using the equity method, as described in “Note A—Accounting Policies and Other Data.”

The following are our summarized financial results for the three months period ended September 30, 2004 and our financial position as of September 30, 2004:

(in thousands)
Revenue	$613
Depreciation and amortization	168
Other operating expenses	183
Interest expense	197

Net income	$65

Real estate, at cost	$63,986
Less accumulated depreciation and amortization	(168)

Net real estate investments	$63,818
Other assets	3,127

Total assets	$66,945

Mortgage loan	$13,325
Other liabilities	6,692

Total liabilities	20,017
Partners’ capital	$46,928

Total liabilities and partners’ capital	$66,945

We are the guarantor for those obligations of the joint venture under the loan secured by Plaza del Mercado, which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The joint venture indemnifies us for any loss we incur under this guaranty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(unaudited)

NOTE D—MORTGAGES, NOTES PAYABLE AND OTHER LONG TERM DEBT

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

In January 2004, to hedge our exposure to interest rate fluctuations on the $150 million five-year term loan, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1%, based on LIBOR plus 95 basis points. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million.

At September 30, 2004, there was $50 million borrowed under our $300 million revolving credit facility. The maximum amount drawn during the first nine months of 2004 was $165 million. The weighted average interest rate on borrowings under the revolving credit facility for the nine months ended September 30, 2004, was 2.1%. The facility requires us to comply with various financial and other covenants, including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At September 30, 2004, we were in compliance with all loan covenants.

On September 27, 2004 we issued a note payable in the amount of $8.6 million. See “Note G—Commitment and Contingencies.”

On January 26, 2004, we issued $75 million of fixed rate notes, which mature in February 2011 and bear interest at 4.50%. The proceeds of this note offering were used to pay down our revolving credit facility by $50 million and the remainder was used for general corporate purposes.

We paid off our 6.74% Medium Term Notes on their due date of March 10, 2004 for their full principal balance of $39.5 million plus accrued interest of $1.2 million.

A more detailed description of our derivative instruments is contained below in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

We have determined that our hedged derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in our recording all changes in the fair value of the hedged derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. To adjust the hedged derivatives to their fair value, we recorded an unrealized gain to other comprehensive income of $1.5 million and an unrealized gain to other comprehensive income of $3.5 million during the nine months ended September 30, 2004 and 2003, respectively. The estimated amount, included in accumulated other comprehensive income as of September 30, 2004, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(unaudited)

A joint venture, in which we have a 30% interest, has issued a mortgage note payable with a balance of $13.3 million at September 30, 2004. We are a guarantor of the obligations under the loan, which are generally described as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt. The joint venture indemnifies us for any loss we incur under this guaranty.

NOTE E—SHAREHOLDERS’ EQUITY

On April 7, 2004, we issued 2,186,749 common shares at a net price of $45.33 per share (after taking into account underwriters discount and commissions) netting approximately $99 million in cash proceeds. The proceeds were used to repay borrowings outstanding under our revolving credit facility that we used to acquire Westgate Mall the previous week and for general corporate purposes.

NOTE F—INTEREST EXPENSE

We incurred total interest costs of $67.6 million during the first nine months of 2004 and $66.4 million during the first nine months of 2003, of which $3.8 million and $11.8 million, respectively, were capitalized in connection with development projects. Interest paid was $56.7 million in the first nine months of 2004 and $61.4 million in the first nine months of 2003.

NOTE G—COMMITMENTS AND CONTINGENCIES

We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

We are committed to invest approximately $8.0 million in restaurant joint ventures at Santana Row, of which $7.8 million has been invested as of September 30, 2004. These restaurant joint ventures are accounted for using the equity method as described in “Note A—Accounting Policies and Other Data—Variable Interest Entities.”

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of September 30, 2004, our estimated maximum liability upon exercise of the put option would range from approximately $34 million to $38 million. In conjunction with the construction of the apartments at the property that were completed in 2003, 8.03% of the third party’s interest in Congressional Plaza was re-allocated to us, effective January 1, 2004, thereby lowering the third party’s ownership percentage from 37.50% to its current level of 29.47%, as a result of our having funded approximately $7 million of the third party’s share of the redevelopment cost.

Under the terms of various other partnership agreements for entities, which own shopping center properties with a cost of approximately $88.5 million, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. On January 5, 2004, we paid $199,000 to redeem 5,100 of these operating units, and on March 3, 2004, we paid $200,000 to redeem 4,667 of these operating units. In addition, on July 1, 2004 and September 27, 2004 we issued 80,000 and 123,130 of our common shares to redeem 80,000 and 123,130, respectively, of these operating units.

On September 27, 2004, 190,000 operating units were redeemed by the issuance of a promissory note in the amount of $8.6 million. In connection with the issuance of that note, we issued to one of our subsidiaries 190,000 of our common shares, having a value of $8.6 million, which have been pledged as security for that note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(unaudited)

As of September 30, 2004, a total of 449,325 operating units remain outstanding.

Under the terms of two other partnership agreements for entities, which own street retail properties in southern California with a cost of approximately $29 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash. The purchase price for the other partnership will paid using a limited number of our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000, and the letter of credit remains outstanding. Our obligation under the Agreement is estimated to range from $1.6 million to $3.0 million. As of September 30, we had funded approximately $434,000 in 2004 and $360,000 was funded in 2003. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $700,000 as of September 30, 2004 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $700,000 currently accrued. We do not anticipate, however, that our obligation would exceed $600,000 in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

NOTE H—COMPONENTS OF RENTAL INCOME

The components of rental income for the periods ended September 30 are as follows:

	Nine months ending September 30,		Three months ending September 30,
(in thousands)	2004	2003	2004	2003
Minimum Rents
Retail and Commercial	$209,654	$184,822	$71,086	$63,082
Residential	9,295	6,056	3,149	2,593
Cost Reimbursements	49,190	41,588	16,520	13,488
Percentage Rents	3,836	6,097	844	1,261

Total Rental Income	$271,975	$238,563	$91,599	$80,424

For the nine months ended September 30, 2004 and September 30, 2003, minimum rents includes $2.6 million and $1.0 million, respectively, to recognize rent on a straight line basis and includes $1.1 million and $0.1 million, respectively, to recognize income for market lease adjustments on acquired properties in accordance with SFAS 141. For the three months ended September 30, 2004 and September 30, 2003, minimum rents include $0.7 million and $0.2 million, respectively, to recognize rent on a straight line basis and includes $0.5 million and $0.1 million, respectively, to recognize income for market lease adjustments on acquired properties in accordance with SFAS 141. Residential minimum rents comprise the rents as Rollingwood Apartments, The Crest at Congressional Plaza Apartments and the residential rents at Santana Row.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(unaudited)

NOTE I—SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Prior to June 30, 2004, we divided our portfolio of properties into three operating regions: Northeast, Mid-Atlantic, and West. Beginning with the three months ended September 30, 2004, however, based on changes in our property management structure, we determined that our portfolio should be divided into two operating regions, rather than three.

A summary of our operations by geographic region is presented below:

	Nine months ended September 30, 2004
(in thousands)	East	West	Other	Total
Rental income	$214,912	$57,063	$—	$271,975
Other property income	9,846	9,184	—	19,030
Mortgage interest income	—	—	3,385	3,385
Rental expenses	(46,188)	(20,979)	—	(67,167)
Real estate taxes	(23,981)	(4,674)	—	(28,655)

Property operating income	$154,589	$40,594	$3,385	$198,568

Interest income	416	934	—	1,350
Interest expense	—	—	(63,835)	(63,835)
Income from real estate partnership	—	—	19	19
Administrative expense	—	—	(13,443)	(13,443)
Depreciation and amortization	(47,324)	(18,590)	(1,234)	(67,148)

Income before minority interests and discontinued operations	$107,681	$22,938	$(75,108)	$55,511

Total assets	$1,275,214	$874,939	$130,867	$2,281,020

	Nine months ended September 30, 2003
	East	West	Other	Total
Rental income	$200,488	$38,075	$—	$238,563
Other property income	8,954	3,931	—	12,885
Mortgage interest income	—	—	2,747	2,747
Rental expenses	(42,570)	(16,840)	44	(59,366)
Real estate taxes	(22,185)	(3,127)	—	(25,312)

Property operating income	$144,687	$22,039	$2,791	$169,517

Interest income	422	906	—	1,328
Interest expense	—	—	(54,550)	(54,550)
Income from real estate partnership	—	—	—	—
Administrative expense	—	—	(9,642)	(9,642)
Depreciation and amortization	(41,361)	(11,451)	(1,008)	(53,820)

Income before minority interests and discontinued operations	$103,748	$11,494	$(62,409)	$52,833

Total assets	$1,200,151	$735,874	$108,019	$2,044,044

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(unaudited)

	Three months ended September 30, 2004
	East	West	Other	Total
Rental income	$71,134	$20,465	$—	$91,599
Other property income	3,781	3,635	—	7,416
Mortgage interest income	—	—	1,142	1,142
Rental expenses	(15,180)	(7,444)	—	(22,624)
Real estate taxes	(8,398)	(1,635)	—	(10,033)

Property operating income	$51,337	$15,021	$1,142	$67,500

Interest income	154	394	—	548
Interest expense	—	—	(21,125)	(21,125)
Income from real estate partnership	—	—	19	19
Administrative expense	—	—	(4,673)	(4,673)
Depreciation and amortization	(16,478)	(6,718)	(470)	(23,666)

Income before minority interests and discontinued operations	$35,013	$8,697	$(25,107)	$18,603

Total assets	$1,275,214	$874,939	$130,867	$2,281,020

	Three months ended September 30, 2003
	East	West	Other	Total
Rental income	$66,996	$13,428	$—	$80,424
Other property income	3,085	1,541	—	4,626
Mortgage interest income	—	—	886	886
Rental expenses	(13,268)	(5,653)	(31)	(18,952)
Real estate taxes	(7,815)	(1,082)	—	(8,897)

Property operating income	$48,998	$8,234	$855	$58,087

Interest income	133	183	—	316
Interest expense	—	—	(18,719)	(18,719)
Income from real estate partnership	—	—	—	—
Administrative expense	—	—	(3,221)	(3,221)
Depreciation and amortization	(13,890)	(4,351)	(335)	(18,576)

Income before minority interests and discontinued operations	$35,241	$4,066	$(21,420)	$17,887

Total assets	$1,200,151	$735,874	$108,019	$2,044,044

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” Many events can occur that would cause actual results to be different from those contemplated in our forward-looking statements. These factors include, but are not limited to, the risk factors described in our Current Report on Form 8-K filed on March 11, 2004, and include the following:

•	risks that our tenants will not pay rent or that we may be unable to renew leases or re-let space at favorable rents as leases expire;

•	risks that we may not be able to proceed with or obtain necessary approvals for any redevelopment or renovation project, and that any redevelopment or renovation project that we do pursue may not perform as anticipated;

•	risks that the number of properties we acquire for our own account, and therefore the amount of capital we invest in acquisitions, may be impacted by our real estate partnership;

•	risks normally associated with the real estate industry, including risks that occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected, that new acquisitions may fail to perform as expected, that competition for acquisitions could result in increased prices for acquisitions, that we may have environmental risks at our properties, and, because real estate is illiquid, that we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to meet existing financial covenants and the limitations imposed on our operations by those covenants, and the possibility of increases in interest rates that would result in increased interest expense; and

•	risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should review the risks contained in our annual report on Form 10-K (as amended), prior quarterly reports on form 10-Q and our Current Report on Form 8K filed with the Securities and Exchange Commission on March 11, 2004.

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high-quality retail and mixed-use properties. As of September 30, 2004, we owned or had a majority interest in 61 community and neighborhood shopping centers comprising approximately 14.0 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as California. In addition, we owned 49 urban and retail mixed-use properties comprising almost 2.8 million square feet and one apartment complex, located primarily in strategic metropolitan markets in the Northeast and Mid-Atlantic regions and California. In total, our commercial properties were 94.2% leased at September 30, 2004. A joint venture in which we own a 30% interest owned three neighborhood shopping centers totaling approximately 0.35 million square feet as of September 30, 2004. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 37 consecutive years.

2004 Property Acquisitions and Dispositions

On March 31, 2004, we acquired Westgate Mall, a 637,000 square foot shopping center located in San Jose, California. The purchase price of the property of $97.0 million was paid from borrowings under our revolving credit facility, which were subsequently repaid from the net proceeds of our April 2004 common equity offering.

On June 3, 2004, we sold a parcel of land at the Village at Shirlington in Arlington, Virginia for $4.9 million. This transaction was related to a previous land sale to Arlington County, Virginia, for $0.3 million, which closed in March 2004 and resulted in an insignificant loss. The combined transactions resulted in a net gain of $2.8 million.

On June 14, 2004, Magruder’s Center in Rockville, Maryland, which was owned by one of our partnerships, was condemned by the City of Rockville in order to facilitate the redevelopment of the Rockville Town Center. We received $14.3 million in condemnation proceeds from the City of Rockville, resulting in a gain of $5.6 million.

In July 2004, at a contribution value of approximately $20.6 million, we contributed Plaza del Mercado to a newly formed joint venture in exchange for a 30% ownership interest and $18.6 million of proceeds. The joint venture simultaneously financed the property with a $13.3 million 10-year secured loan.

On August 12, 2004 we closed on a land exchange with Arlington County, Virginia. The exchange of one-acre parcels at the Village at Shirlington occurred in order to facilitate future redevelopment at the property.

On September 16, 2004 we sold 3.1 acres of land at the Village at Shirlington in Arlington, Virginia in two separate transactions for a total of $2.8 million, resulting in a gain of $0.9 million. The funds were used to pay down borrowings under our line of credit.

On September 30, 2004 we paid $2.3 million to purchase 10% of the partnership interests in Street Retail West 6, LP, giving us 100% ownership of 140-168 W. Colorado located in Pasadena, California.

On October 12, 2004 we purchased Shaw’s Plaza, located in Carver, Massachusetts for $4.0 million.

2004 Financing Developments

On January 26, 2004, we issued $75 million of fixed rate notes, which mature in February 2011 and bear interest at 4.50%. The proceeds of this note offering were used to pay down our revolving credit facility by $50 million and the remainder was used for general corporate purposes.

Also in January 2004, to hedge our exposure to interest rate fluctuations on our $150 million term loan obtained in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The term loan bears interest at LIBOR plus 95 basis points (0.95%), or an interest rate of 2.1% as of December 31, 2003. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million and 2.95% without the swap.

We paid off our 6.74% Medium Term Notes on their due date of March 10, 2004 for their full principal balance of $39.5 million plus accrued interest of $1.2 million.

On April 7, 2004, we issued 2,186,749 common shares at a net price of $45.33 per share (after taking into account underwriters’ discount and commissions) and netted approximately $99 million in cash proceeds before other expenses of the offering. The proceeds were used to repay in full the borrowings outstanding under our revolving credit facility that we had used to acquire Westgate Mall and for general corporate purposes.

Outlook

We believe that, during the fourth quarter of 2004 and 2005, we will experience growth in earnings from operations when compared to the fourth quarter of 2003 and 2004, respectively. We expect this growth in earnings to be generated by a combination of the following:

•	increased earnings in our same-center portfolio,

•	increased income as we expand our portfolio through property acquisitions,

•	increased income as a result of improved occupancy and rental rates on retail and/or residential space at Santana Row, and

•	increased earnings from our real estate partnership established in July 2004.

In addition, our earnings were positively impacted by the reimbursement to us of lost rents of $11.0 million from an insurance settlement received in December 2003 related to a fire at Santana Row in 2002. Of the $11.0 million reimbursement, $8.0 million was recognized in the fourth quarter of 2003 and, through the first three quarters of 2004, we have recognized an additional $2.8 million from the settlement, leaving $0.3 million remaining to be recognized in the fourth quarter of 2004.

Earnings in our same-center portfolio are anticipated to grow as a recovering economy in each of our regions should result in improved occupancy rates and increasing rents on lease rollovers. Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for the explanation of our “same-center” portfolio. The economic environment in the Northern California retail market, while improving, continues to be weak and has resulted in lower occupancy rates and has limited our ability to increase rents in properties in that area. We believe the economies of our other markets are generally improving. Our same-center growth has also been impacted by the recent increase in our redevelopment activity at certain centers, which will, by design, keep leasable space out of service until the redevelopments are complete. The competitive retail environment has resulted in the loss of some of our anchor retailers, but we have been successful in replacing a number of those anchors and other weaker tenants with tenants having better credit worthiness. In other cases, we have taken advantage of the opportunity to redevelop the space that became vacant when the anchor tenant left. While this redevelopment and retenanting activity has resulted in increased capital investment in those centers, it should also increase the rental income from new leases as these tenants commence operations, add to the economic life of the centers, and increase the appeal to retail customers. These factors should extend the number of years during which we can reasonably expect growth in earnings from those properties beyond the period we would have expected if we had not made the additional capital investment.

We anticipate further growth in earnings from continuing investments in our primary markets in the East and West regions, partly offset by selective dispositions. We expect to continue growth through acquisition of neighborhood and community shopping centers in the remainder of 2004 and 2005. This growth is contingent, however, on our ability to find properties that meet our qualitative hurdles at prices that meet our financial hurdles. Changes in interest rates also may affect our success in achieving growth through acquisitions by affecting both the price which must be paid to acquire a property, as well as our ability to finance the property acquisitions.

As one method of enhancing our growth and strengthening our market share in the regions in which we operate, in July 2004, we entered into a joint venture arrangement by forming a limited partnership in which we own 30% of the equity. The venture intends to acquire up to $350 million of stabilized, supermarket-anchored shopping centers in our East coast and West coast markets which will be financed through secured borrowings and equity contributions. We will be the manager of the venture and its properties, earning fees for acquisitions, management, leasing and financing. Through our partnership interest, we also will have the opportunity to earn performance-based income.

Santana Row

Phases I and II of Santana Row were placed in service in 2002 and 2003, respectively. Seven of the eight buildings of Phase I, that include retail, residential and a 213-room hotel, opened in 2002. The retail portion of the remaining building, “Building 7,” opened in early 2003. The delay in opening Building 7 was the result of a fire in August 2002 that destroyed all but 11 of the planned 246 residential units located on that building. The rebuilding of the residential units on Building 7 (Phase IV) has commenced. We anticipate delivery of the units starting in 2005 and, when completed in 2006, Building 7 will add 96 townhomes and 160 flats. Phase II of the project, which includes approximately 84,000 square feet of retail space, was completed in late 2003 and Phase III, which consists of an arts cinema and 4,000 square feet of retail space, opened in August 2004. The total investment in Phase I is estimated to be $443 million (net of $129 million of Santana Row insurance proceeds, $11 million of which was reimbursement of lost rents), and the cost of Phase II is estimated to be approximately $27 million. We expect that the total cost of Phase III will be approximately $4 million, and we estimate the cost of the Building 7 reconstruction, Phase IV, will be approximately $58 million.

The financial success of Santana Row will depend on many factors, which cannot be assured. These factors include, among others:

•	the demand for retail and residential space,

•	the ongoing cost of operations and maintenance, and

•	the general economy, particularly around Silicon Valley.

Results of Operations

Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis is only for those properties owned and operated for the entirety of both periods being compared, including properties that were redeveloped or expanded during the periods being compared. Santana Row (which has not yet stabilized), as well as properties we purchased or sold or that were under development during any portion of the periods being compared, are excluded.

Comparison of 2004 to 2003—Nine months ended September 30

	Nine months ended September 30,
(in thousands)	2004	2003	$ Change	% Change
Rental Income	$271,975	$238,563	$33,412	14.0%
Other property income	19,030	12,885	6,145	47.7%
Mortgage interest income	3,385	2,747	638	23.2%

Total operating revenues	294,390	254,195	40,195	15.8%

Rental expenses	67,167	59,366	7,801	13.1%
Real estate taxes	28,655	25,312	3,343	13.2%

Total operating expenses	95,822	84,678	11,144	13.2%

Property operating income	198,568	169,517	29,051	17.1%

Interest income	1,350	1,328	22	1.7%
Interest expense	(63,835)	(54,550)	(9,285)	17.0%
Income from real estate partnership	19	—	19	—
Administrative expense	(13,443)	(9,642)	(3,801)	39.4%
Depreciation and amortization	(67,148)	(53,820)	(13,328)	24.8%

Net other expenses	(143,057)	(116,684)	(26,373)	22.6%

Income before minority interests and discontinued operations	55,511	52,833	2,678	5.1%

Minority interests	(3,317)	(3,257)	(60)	1.8%
Operating income from discontinued operations	713	1,798	(1,085)	(60.3)%
Gain on sale of real estate, net	9,331	7,723	1,608	20.8%

Net income	$62,238	$59,097	$3,141	5.3%

REVENUES

Total operating revenues in the nine-month period ended September 30, 2004, were $294.4 million compared to $254.2 million for the nine months of 2003. This increase of $40.2 million is due largely to:

•	increased rental income of $33.4 million, and

•	increased other property income of $6.1 million.

The primary components of this increase in total revenues are discussed below.

Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries from tenants of common area maintenance costs, insurance premiums and real estate taxes. The increase in rental income of $33.4 million, or 14.0%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, is mainly attributable to:

•	an increase of $12.4 million from Santana Row as more of the property became operational,

•	an increase of $12.0 million from properties acquired since January 1, 2003, consisting of South Valley Shopping Center, Mount Vernon Plaza, Mercer Mall and Westgate Mall,

•

an increase of $6.2 million, or 2.8%, on a same-center basis, due primarily to increased minimum rents which reflect increased rental rates associated with tenant rollovers and with new leases at redeveloped centers, increased cost recovery of common area maintenance resulting from higher final billings of

2003 recoveries than we accrued, higher straight line rent income, and increased cost recovery of real estate taxes due to higher occupancy rates, and

•	$2.8 million of income associated with lost rents recovered through insurance related to the Santana Row fire insurance settlement.

Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, lease termination fees and temporary tenant income. Other property income was $19.0 million for the nine months ended September 30, 2004 compared to $12.9 million for the nine months ended September 30, 2003. This $6.1 million or 47.7% increase is due primarily to the following:

•	increased lease termination fees of $2.3 million,

•	increased non-rental income of $1.4 million,

•	increased income from restaurant partnerships at Santana Row of $0.8 million,

•	increased utility and other reimbursements from tenants of $0.7 million,

•	increased miscellaneous rental income of $0.5 million, and

•	a non-recurring gain from disposition of cable television lines at Santana Row of $0.3 million.

Mortgage Interest Income. Mortgage interest income increased $0.6 million to $3.4 million for the nine months ended September 30, 2004, as compared to $2.8 million for the nine months ended September 30, 2003 due to an increase in the balance of mortgage notes receivable.

EXPENSES

Total property operating expenses increased $11.1 million to $95.8 million for the nine months ended September 30, 2004, as compared to $84.7 million for the nine months ended September 30, 2003. The components of property operating expenses are discussed in more detail below. The 13.2% increase in total property operating expenses is related to:

•	a $7.8 million increase in rental expense, and

•	a $3.3 million increase in real estate taxes.

Rental Expense. The increase in rental expense of $7.8 million, or 13.1%, for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, is mainly attributable to:

•	an increase of $2.8 million associated with properties acquired since January 1, 2003,

•	an increase of $2.0 million related to the growth of Santana Row,

•	an increase of $1.2 million, or 2.6%, on a same-center basis due to an increase in reserves for bad debt related to increased billings of cost recoveries, higher real estate taxes and insurance expenses, and other operating costs, partially offset by lower snow removal costs and lower property administration costs, and

•	an increase in allocation of property management costs of $0.8 million.

Rental expense as a percentage of rental income plus other property income decreased to 23.1% for the nine months ended September 30, 2004 compared to 23.6% for the nine months ended September 30, 2003. This improved expense ratio during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 is due partly to lower snow removal costs during 2004, but also to the increase in rental income at Santana Row in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to higher occupancy levels.

Real Estate Taxes. Real estate taxes have increased $3.3 million, or 13.2%, to $28.7 million for the nine months ended September 30, 2004, as compared to $25.3 million for the nine months ended September 30, 2003. Of this increase, $2.4 million is attributable to taxes at properties acquired since January 1, 2003 and at Santana Row and the remainder, $0.9 million, is primarily attributable to overall increases in tax assessments at same-center properties.

Property Operating Income. For the nine months ended September 30, 2004, property operating income increased $29.1 million, or 17.1%, to $198.6 million from $169.5 million. Same-center property operating income increased $7.0 million, or 4.2%, for the first three quarters of 2004 versus the same period in 2003. If results from properties being redeveloped or expanded are excluded, same-center property operating income increased 3.4% over the same period.

Interest Expense. We incurred total interest costs of $67.6 million during the nine months ended September 30, 2004 of which $3.8 million was capitalized, yielding interest expense of $63.8 million for the period, as compared to total interest costs incurred of $66.4 million during the nine months ended September 30, 2003, of which $11.8 million was capitalized yielding interest expense of $54.6 million for the period. The decrease in capitalized interest of $8.0 million is attributable primarily to the phasing into service of Santana Row and the resulting decrease in capitalized interest attributable to the project.

The ratio of earnings to combined fixed charges and preferred dividends was 1.52 and 1.34 for the first nine months of 2004 and 2003, respectively. Fixed charges consist of interest on borrowed funds, including capitalized interest, amortization of debt discount and expenses and the portion of rent expense representing an interest factor.

Administrative Expense. The increase in administrative expense of $3.8 million to $13.4 million for the nine months ended September 30, 2004, as compared to $9.6 million for the nine months ended September 30, 2003, is due largely to increased expense associated with performance and other share grants issued under our long-term incentive plan, which are accounted for using variable accounting, as well as higher administrative payroll. The increase in expense related to the share grant vesting is attributable primarily to the increase in our share price during 2004, which increases the expense on shares that are expected to vest based on 2004 performance, and an increase in the number of shares granted. In addition to compensation expense, expenses have increased because of reduced capitalization of development costs at Santana Row and higher consulting costs.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $13.3 million, or 24.8%, to $67.1 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. This increase primarily reflects:

•	increased depreciation and amortization at Santana Row of $4.8 million which was being phased into service in 2003,

•	the impact of properties which were acquired since January 1, 2003, which added $3.7 million of depreciation and amortization,

•	depreciation from capital invested on redevelopments and expansions during the past year, which accounted for a $2.8 million increase in depreciation and amortization, and

•	increased same-center depreciation of $1.9 million due to placing additional tenant build-out and other capital improvements into service during 2004.

Other

Minority Interests. Minority interests represents the minority partners’ financial interest in the results of operations of certain properties. Minority interest in results of operations increased slightly as an increase in net income realized in the first three quarters of 2004 resulted in an increase in the dollar amounts allocated to operating unit holders, partly offset by our acquisition of a larger interest in Congressional Plaza, as well as a full redemption of one of the minority partners in Leesburg Plaza.

Operating Income from Discontinued Operations. Operating income from properties sold is reported separately from the results of ongoing operations. In the nine months ended September 30, 2004, we sold or disposed of two properties. One operating property, Magruder’s Center, was conveyed in lieu of condemnation in the second quarter of 2004. A second property, Plaza del Mercado, was contributed to a joint venture in the third quarter of 2004. The reported operating income from discontinued operations of $0.7 million during the nine months ended September 30, 2004 represents the results of operations of Magruder’s Center and Plaza del Mercado prior to their disposition. The reported operating income from discontinued operations of $1.8 million during the nine months ended September 30, 2003 represents the results of operations of these two properties as well as the four properties sold during the nine-month period ended September 30, 2003.

Gain on Sale of Real Estate. The gain on sale of real estate of $9.3 million reported for the first nine months of 2004 results primarily from the following transactions which occurred in the nine months ended September 30, 2004:

•	$5.6 million gain from the disposition of Magruder’s Center,

•	$2.8 million gain from the sale of land to a third party tenant pursuant to a purchase option in a ground lease at the Village at Shirlington, and

•	$0.9 million gain from the sale of land at the Village at Shirlington to developers.

Through the first nine months of 2003, a gain of $7.7 million was recognized, resulting from the sale of four retail properties and one undeveloped land parcel.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets. Prior to June 30, 2004, we divided our portfolio of properties into three operating regions: Northeast, Mid-Atlantic, and West.

Beginning with the three months ended September 30, 2004, however, based on changes in our property management structure, we determined that our portfolio should be divided into two operating regions, rather than three. Property management teams consisting of regional directors, leasing agents, development staff and financial personnel each have responsibility for a distinct portfolio. We have divided our portfolio of properties into the East and West regions. As a result, our segment information for prior periods has been recalculated by combining our Northeast and Mid-Atlantic segments into the new East region.

The following selected key segment data presented is for the nine months ended September 30, 2004 and September 30, 2003, except total assets and gross leasable area which are presented as of September 30. The results of operations of properties that have been sold during the period from January 1, 2004 to September 30, 2004 are excluded from property operating income data in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

Key Segment Financial Data

	Nine months ended September 30,
(in thousands)	2004	2003
East
Rental income	$214,912	$200,488
Total revenue	$224,758	$209,442
Property operating income	$154,589	$144,687
Property operating income as a percent of total revenue	68.8%	69.1%
Total assets	$1,275,214	$1,200,151
Gross leasable area (square feet)	14,382	14,114

West
Rental income	$57,063	$38,075
Total revenue	$66,247	$42,006
Property operating income	$40,594	$22,039
Property operating income as a percent of total revenue	61.3%	52.5%
Total assets	$874,939	$735,874
Gross leasable area (square feet)	2,408	1,666

EAST

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Florida, Illinois, and Michigan. As of September 30, 2004, the East segment consisted of 75 properties.

Total revenue grew $15.3 million to $224.8 million in the first nine months of 2004 compared to the first nine months of 2003. The increase in total revenue of 7.3% is largely attributable to:

•	an increase of $7.1 million from South Valley Shopping Center, Mount Vernon Plaza and Mercer Mall which were acquired in 2003, and

•	same-center revenue growth due to $3.9 million higher minimum rents, $2.8 million higher cost recovery, and higher straight line and other rent income offsetting a $0.6 million decrease in percentage rent. The increased minimum rents relate to increased rental rates associated with lease rollovers.

The percentage leased was 94.6% at September 30, 2004 compared to 94.7% at September 30, 2003 due to the termination of two anchor tenant leases which were mostly offset by the commencement of leases with other anchor tenants and with smaller tenants.

The ratio of property operating income to total revenue during the nine months ended September 30, 2004 decreased slightly from the same period of 2003 as lower snow removal costs were more than offset by increased real estate taxes and reserves for bad debt.

WEST

As of September 30, 2004, 35 of our properties were located in the West region. The West region extends from Texas to the West Coast.

Total revenue increased $24.2 million to $66.2 million during the nine months ended September 30, 2004 from $42.0 million during the nine months ended September 30, 2003. Excluding $2.8 million of rental income from the lost rents recovered through fire insurance proceeds, total revenue increased $21.4 million. The increase in total revenue is mainly attributable to:

•	an increase of $14.7 million due to the higher occupancy of Santana Row and our Houston Street properties,

•	an increase of $5.4 million due to the acquisition of Westgate Mall, and

•	an increase of $1.3 million on a same-center basis.

For the West region, the percentage leased was 91.8% and 87.2% at September 30, 2004 and September 30, 2003, respectively. The improved leased rate is due primarily to increases in occupancy at Santana Row and Houston Street in San Antonio, Texas and our acquisition of Westgate Mall, which has higher leased rates than the rest of the region.

The West region’s property operating income as a percent of total revenue improved to 61.3% during the nine months ended September 30, 2004 from 52.5% during the nine months ended September 30, 2003. This improvement is due to Santana Row, where rental and other revenues continued to grow but incurred high operating and start-up costs in 2003, as well as the acquisition of Westgate Mall, which has a higher ratio of property operating income to total revenue than the regional average.

The success of our most recent developments at Santana Row in San Jose, California and Houston Street in San Antonio, Texas, will depend on many factors, which are not entirely within our control. We monitor current and long-term economic forecasts for these markets in order to evaluate the long-term financial returns of these projects. Our overall return on investment in the West segment is currently significantly lower than that in the East Region because phases of both Santana Row and Houston Street were being phased into service during 2003 and 2004. We expect that the returns on our investments in the West segment will continue to rise as these projects come into service although we do not necessarily expect the same level of overall returns as generated in the other segment.

Comparison of 2004 to 2003—Three months ended September 30

	Three months ended September 30,
(in thousands)	2004	2003	$ Change	% Change
Rental income	$91,599	$80,424	$11,175	13.9%
Other property income	7,416	4,626	2,790	60.3%
Mortgage interest income	1,142	886	256	28.9%

Total operating revenues	100,157	85,936	14,221	16.5%

Rental expenses	22,624	18,952	3,672	19.4%
Real estate taxes	10,033	8,897	1,136	12.8%

Total operating expenses	32,657	27,849	4,808	17.3%

Property operating income	67,500	58,087	9,413	16.2%

Interest income	548	316	232	73.4%
Interest expense	(21,125)	(18,719)	(2,406)	12.9%
Income from real estate partnership	19	—	19	—
Administrative expense	(4,673)	(3,221)	(1,452)	45.1%
Depreciation and amortization	(23,666)	(18,576)	(5,090)	27.4%

Net other expenses	(48,897)	(40,200)	(8,697)	21.6%

Income before minority interests and discontinued operations	18,603	17,887	716	4.1%

Minority interests	(936)	(1,053)	117	-11.1%
Operating income from discontinued operations	(4)	589	(593)	-100.7%
Gain on sale of real estate	997	7,172	(6,175)	-86.1%

Net income	$18,660	$24,595	$(5,935)	-24.1%

REVENUES

Total operating revenue in the third quarter of 2004 was $100.2 million compared to $85.9 million for the third quarter of 2003. This increase of $14.2 million is due largely to:

•	increased rental income of $11.2 million, and

•	increased other property income of $2.8 million.

The primary components of the increase in total revenues are discussed in more detail below.

Rental Income. Rental income consists of minimum rent, percentage rent and cost recoveries from tenants of common area maintenance, insurance and real estate taxes. The increase in rental income of $11.2 million, or 13.9%, for the third quarter of 2004, as compared to the third quarter of 2003, is mainly attributable to:

•	an increase of $4.7 million from properties acquired since July 1, 2003, consisting of Mercer Mall and Westgate Mall,

•	an increase of $3.9 million from Santana Row as more of the property became operational,

•	an increase of $1.8 million, or 2.5%, on a same-center basis, due primarily to higher cost recoveries as billings for 2003 which exceeded initial estimates and accruals of income, and to increased minimum rents which reflect increased rental rates associated with tenant rollovers and new leases at redeveloped centers, and

•	$0.7 million of rental income attributable to the portion of the settlement of our insurance claim for the August 2002 fire at Santana Row.

Other Property Income. Other property income includes items, which although recurring, tend to fluctuate more than rental income from period to period, such as utility reimbursements, lease termination fees and temporary tenant income. Other property income was $7.4 million for the quarter ended September 30, 2004 compared to $4.6 million for the quarter ended September 30, 2003. This $2.8 million or 60.3% increase is due primarily to increases in lease termination fees, and increased partnership revenue from our restaurant partnerships at Santana Row.

Mortgage Interest Income. Mortgage interest income includes interest earned on mortgage notes receivable. Mortgage interest income increased $0.2 million, from $0.9 million for the three months ended September 30, 2003 to $1.1 million for the three months ended September 30, 2004, due to an increase in the balance of mortgage notes receivable.

EXPENSES

Total property operating expenses increased $4.8 million to $32.7 million for the three months ended September 30, 2004, as compared to $27.8 million for the three months ended September 30, 2003. The components of this increase in total expenses are discussed below. The 17.3% increase in total property operating expenses is related primarily to:

•	a $3.7 million increase in rental expense, and

•	a $1.1 million increase in real estate taxes.

Rental Expense. The increase in rental expense of $3.7 million, or 19.4%, for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, is mainly attributable to:

•	an increase of $1.9 million due primarily to properties acquired since July 1, 2003 and to Santana Row as more of the property became operational,

•	an increase of $0.4 million, or 2.7%, on a same-center basis due primarily to increased repairs, maintenance and utility expense offset by lower bad debt expense, and

•	an increase in allocation of property management costs of $0.8 million.

Rental expense as a percentage of rental income plus other property income increased to 22.8% for the third quarter of 2004 compared to 22.3% for the third quarter of 2003.

Real Estate Taxes. Real estate taxes increased $1.1 million, or 12.8%, for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. This increase is attributable to taxes at properties acquired since July 1, 2003 and increases in real estate taxes at Santana Row.

Property Operating Income. Property operating income was $67.5 million for the third quarter ended September 30, 2004, compared to $58.1 million in the third quarter of 2003. Same-center property operating income increased $2.6 million, or 4.5%, for the three months ended September 30, 2004 compared to the same period in the prior year for the reasons described above. Excluding contributions from properties being redeveloped or expanded, same-center property operating income increased 3.3% over the same period.

Interest Expense. We incurred total interest costs of $22.4 million in the third quarter of 2004, of which $1.3 million was capitalized, yielding interest expense of $21.1 million for the period, as compared to total interest costs incurred of $21.2 million in the third quarter of 2003, of which $2.5 million was capitalized, yielding interest expense of $18.7 million for the period. The decrease in capitalized interest of $1.2 million is attributable primarily to the phasing into service of Santana Row and the resulting decrease in capitalized interest attributable to the project.

Administrative Expense. The increase in administrative expense of $1.5 million to $4.7 million for the three months ended September 30, 2004, as compared to $3.2 million for the three months ended September 30, 2003, is due to increased expense associated with performance and other share grants issued under our long-term incentive plan, which are accounted for using variable accounting as well as higher administrative payroll and other costs and lower capitalization of costs related to development activity.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.1 million, or 27.4%, to $23.7 million for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. This increase primarily reflects:

•	the impact of properties which were acquired in 2003 and 2004, which added $1.5 million of depreciation and amortization,

•	depreciation from capital invested on redevelopments and expansions during the past year, which increased by $1.5 million compared to third quarter 2003,

•	increased depreciation and amortization at Santana Row of $1.3 million which was being phased into service in 2003, and

•	increased same-center depreciation, excluding redevelopments and expansions, of $0.7 million due to placing additional tenant build-out and other capital improvements into service during 2004.

Other

Minority Interests. Minority interests represents the minority partners’ financial interest in the results of operation of certain properties. Minority interest in results of operations decreased in the third quarter of 2004 due to our acquisition of an additional 8.0% interest in Congressional Plaza, as well as a full redemption of one of the minority partners in Leesburg Plaza.

Operating Income from Discontinued Operations. Operating income from properties sold is reported separately from the results of ongoing operations. In the second quarter of 2004, we conveyed Magruder’s Center in lieu of condemnation and Plaza del Mercado was contributed to a joint venture in the third quarter of 2004. The reported operating loss from discontinued operations of $4,000 during the three months ended September 30, 2004 represents the results of operations of Plaza del Mercado during that three-month period, prior to its disposition. The reported operating income from discontinued operations of $0.6 million during the three months ended September 30, 2003 represents the results of operations of these two properties as well as the three properties sold during that three-month period.

Gain on Sale of Real Estate. The gain on sale of real estate of $1.0 million reported for the third quarter of 2004 is primarily the result of conveying vacant parcels of land located at the Village at Shirlington to the developer of the remaining phases of the property. In the third quarter of 2003, we sold three retail properties, and one undeveloped land parcel for a combined gain of $7.2 million.

Segment Results

The following selected key segment data presented is for the three months ended September 30, 2004 and September 30, 2003, except total assets and gross leasable area which are presented as of September 30. The results of operations of properties that have been sold prior to September 30, 2004, are excluded from property operating income in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations and we consider it to be a significant measure.

Key Segment Financial Data

	Three months ended September 30,
(in thousands)	2004	2003
East
Rental income	$71,134	$66,996
Total revenue	$74,915	$70,081
Property operating income	$51,337	$48,998
Property operating income as a percent of total revenue	68.5%	69.9%
Total assets	$1,275,214	$1,200,151
Gross leasable area (square feet)	14,382	14,114

West
Rental income	$20,465	$13,428
Total revenue	$24,100	$14,969
Property operating income	$15,021	$8,234
Property operating income as a percent of total revenue	62.3%	55.0%
Total assets	$874,939	$735,874
Gross leasable area (square feet)	2,408	1,666

EAST

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Florida, Illinois, and Michigan. As of September 30, 2004, the East segment consisted of 75 properties.

Total revenue grew $4.8 million to $74.9 million in the third quarter of 2004 compared to the same period of 2003. The increase in total revenue of 6.9% is attributable to:

•	an increase of $2.2 million from Mercer Mall which was acquired in 2003, and

•	same-center revenue growth due mainly to a $1.1 million increase in minimum rents, a $0.7 million increase in other income and a $0.6 million increase in real estate tax recoveries.

The ratio of property operating income to total revenue in the third quarter of 2004 decreased slightly to 68.5% from 69.9% in the third quarter of 2003.

WEST

As of September 30, 2004, 35 of our properties were located in the West region. The West region extends from Texas to the West Coast.

Total revenue increased $9.1 million to $24.1 million in the third quarter of 2004 from $15.0 million in the third quarter of 2003. Excluding $0.7 million of rental income from the lost rents recovered through fire insurance proceeds, total revenue increased $8.4 million. The increase in total revenue is mainly attributable to:

•	an increase of $4.8 million due to the increased occupancy at Santana Row,

•	an increase of $2.7 million due to the acquisition of Westgate Mall, and

•	an increase of $0.9 million on a same-center basis, due primarily to increased lease termination fees.

The West region’s property operating income as a percent of total revenue improved to 62.3% in the third quarter of 2004 from 55.0% in the third quarter of 2003. This improvement is due to Santana Row where operating and start-up costs were high in 2003 but rental and other revenues were still continuing to grow as well as the acquisition of Westgate Mall which has a higher ratio of property operating income to total revenue than the regional average.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we generally generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our shareholders in the form of dividends. Our status as a REIT requires that we distribute at least 90% of our REIT taxable income each year, as defined in the Internal Revenue Code. Therefore, cash needed to execute our strategy and invest in new properties, as well as to pay our debt at maturity must come from one or more of the following sources:

•	cash not distributed to shareholders,

•	proceeds of property dispositions, or

•	proceeds derived from the issuance of new debt or equity securities.

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. We may, from time to time, seek to obtain funds by the following means:

•	additional equity offerings,

•	unsecured debt financing and/or mortgage financings, and

•	other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative debt structure.

Cash and cash equivalents were $23.4 million and $35.0 million at September 30, 2004 and December 31, 2003, respectively.

Summary of Cash Flows

(in thousands)	For the nine months ended September 30, 2004
Cash Provided by Operating Activities	$133,231
Cash Used in Investing Activities	(167,183)
Cash Provided by Financing Activities	22,421

Decrease in Cash and Cash Equivalents	(11,531)
Cash and Cash Equivalents, Beginning of Period	34,968

Cash and Cash Equivalents, End of Period	$23,437

The cash provided by operating activities is primarily attributable to the operation of our properties and the change in working capital related to our operations.

We used cash of $167.2 million during the nine months ended September 30, 2004 in investing activities, including the following:

•	$97.3 million for our acquisition of Westgate Mall on March 31, 2004,

•	$14.0 million net investment for our 30% ownership interest in a real estate partnership,

•	capital expenditures of $45.7 million at Santana Row, redevelopment at properties other than Santana Row and maintenance capital,

•	other capital expenditures of approximately $28.4 million, and

•	an additional $3.6 million advance under an existing mortgage note receivable;

offset by

•	$7.5 million in net sale proceeds from the sale of parcels of land at the Village at Shirlington, and

•	$14.3 million of net proceeds from the condemnation of Magruder’s Center.

Our financing activities provided $22.4 million of cash, which was composed of:

•	$116.5 million of proceeds from the issuance of common shares on April 7, 2004 and upon the exercise of options,

•	$75.0 million of proceeds from the issuance of notes payable,

•	$5.6 million representing the change in minority interests, relating to the buyouts of various operating partnership units,

offset by

•	$80.3 million used to pay dividends,

•	$42.0 million used to pay off Medium Term Notes, and

•	$52.4 million of net payments on borrowings used primarily to finance the acquisition of Westgate Mall.

Off-Balance Sheet Arrangements. Other than the joint venture described in the next paragraph and items disclosed in the Contractual Commitments Table below, we have no off-balance sheet arrangements as of September 30, 2004 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In July 2004, we entered into a joint venture arrangement by forming a limited partnership with affiliates of Clarion Lion Properties Fund, a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the partnership, and Clarion owns 70%. The partnership plans to acquire up to $350 million of stabilized, supermarket-anchored, shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the partnership up to $42 million and $98 million, respectively, of equity capital to acquire properties through June 2006. Initially Clarion contributed $5.3 million in cash to the partnership, and we contributed Plaza del Mercado, a shopping center in Montgomery County, Maryland, which we acquired in 2003, to the partnership at a contribution value of approximately $20.6 million. Concurrently with the contribution of Plaza del Mercado, the partnership obtained a $13.3 million, 10-year loan secured by the property, and we received proceeds of $18.6 million. We will be the manager of the partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also will have the opportunity to receive performance-based earnings through our partnership interest. In September 2004, the venture acquired two shopping centers in the East for $38.0 million which were funded with equity provided by the partners until permanent financing can be arranged. We will account for our interest in the partnership using the equity method.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of September 30, 2004:

	Commitments Due by Period
(in thousands)	Total	Remainder of 2004	2005-2007	2008-2009	2010 and after
Current and long-term debt	$1,140,699	$620	$246,292	$317,118	$576,669
Capital lease obligations, principal only	159,182	182	2,413	2,884	153,703
Operating leases	288,094	1,082	8,705	8,832	269,475
Development and redevelopment obligations	104,282	33,237	11,045	—	60,000
Contractual operating obligations	8,804	2,097	6,411	296	—

Total contractual cash obligations	$1,701,061	$37,218	$274,866	$329,130	$1,059,847

In addition to the amounts set forth in the table above, the following potential commitments exist:

a)	Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of September 30, 2004, our estimated maximum liability upon exercise of the put option would range from approximately $34 million to $38 million.

b)	Under the terms of two other partnerships which own street retail properties in southern California with a cost of approximately $29 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash and the purchase price for the other partnership will be paid using a limited number of our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

c)

Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000, and the letter of credit remains outstanding. Our obligation under the Agreement is estimated to range from $1.6 million to $3.0 million. As of September 30, we had funded approximately $434,000 in

2004 and $360,000 was funded in 2003. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $700,000 as of September 30, 2004 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $700,000 currently accrued. We do not anticipate, however, that our obligation would exceed $600,000 in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

d)	Under the terms of various other partnerships, which own shopping center properties with a cost of approximately $88.5 million, including one of the two shopping centers purchased in the first quarter of 2003, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. On January 5, 2004, we paid $199,000 to redeem 5,100 of these operating units and on March 3, 2004, we paid $200,000 to redeem 4,667 of these operating units. On July 1, 2004, we issued 80,000 of our common shares valued at $3.3 million to one of our shareholders in exchange for its limited partnership interests in one of our subsidiary limited partnerships, pursuant to the terms of the limited partnership agreement of that subsidiary limited partnership.

On September 27, 2004, we issued 190,000 of our common shares valued at $8.6 million to a subsidiary. The shares have been pledged to secure a note in the amount of $8.6 million, which was issued in connection with the redemption by that subsidiary of certain of its outstanding limited partnership interests. The shares were issued in a private offering in reliance upon an exemption from the registration requirements of the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933.

On September 27, 2004 we issued 123,130 common shares to redeem 123,130 operating units.

As of September 30, 2004, a total of 449,325 operating units remain outstanding.

e)	In addition to our contractual obligations we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row.

Debt Financing Arrangements

As of September 30, 2004, we had total debt outstanding of $1.3 billion.

The following is a summary of our total debt outstanding as of September 30, 2004:

(dollars in thousands)	Original Debt Issued	Principal Balance as of September 30, 2004	Interest Rate as of September 30, 2004	Maturity Date
Description of Debt
Mortgage Loans
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston Street	345	200	7.500%	October 6, 2008
Mercer Mall	Acquired	4,653	8.375%	April 1, 2009
Federal Plaza	36,500	35,230	6.750%	June 1, 2011
Tysons Station	7,000	6,664	7.400%	September 1, 2011
Barracks Road	44,300	43,855	7.950%	November 1, 2015
Hauppauge	16,700	16,532	7.950%	November 1, 2015
Lawrence Park	31,400	31,084	7.950%	November 1, 2015
Wildwood	27,600	27,323	7.950%	November 1, 2015
Wynnewood	32,000	31,678	7.950%	November 1, 2015
Brick Plaza	33,000	32,636	7.415%	November 1, 2015
Mount Vernon (1)	13,250	12,894	5.660%	April 15, 2028

Total Mortgage Loans		$252,649

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	$2,016	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Revolving credit facilities (2)	300,000	50,000	LIBOR + 0.75%	October 8, 2006
Term note with banks	100,000	100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks (3)	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Escondido (Municipal Bonds) (4)	9,400	9,400	2.71%	October 1, 2016
Secured Fixed Rate
Loehmann’s Redemption Note (5)	8,629	8,629	2.34%	September 27, 2006

Total Notes Payable		$320,090

Senior Notes and Debentures
Unsecured Fixed Rate
6.625% Notes	40,000	$40,000	6.625%	December 1, 2005
6.99% Medium Term Notes (6)	40,500	40,500	6.894%	March 10, 2006
6.125% Notes (7)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
7.48% Debentures (8)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (9)	$40,000	40,000	6.820%	August 1, 2027

Subtotal		570,500
Unamortized Discount		(2,520)

Total Senior Notes and Debentures		$567,980
Capital Lease Obligations
Various		$159,182	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,299,901

1)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

2)	The maximum amount drawn under the facility during the first nine months of 2004 was $165 million. The weighted average interest rate on borrowings under the facility for the nine months ended September 30, 2004 was 2.1%.
3)	This loan bears interest at LIBOR plus 95 basis points. In January 2004, we purchased interest rate swaps or hedges on this note, which fixed the LIBOR portion of the interest rate at 2.401% through October 2006, resulting in an effective interest rate, assuming no change to our debt rating, of 3.351% through October 2006.
4)	The loan requires monthly interest only payments through maturity. This loan bears interest at a variable rate determined weekly to be the interest rate which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average interest rate for the nine months ended September 30, 2004 was 3.060%. The property is not encumbered by a lien.
5)	The note requires interest on the principal balance at the Applicable Federal Rate established by the Internal Revenue Service for short-term debt instruments for the month of September 2004.
6)	We purchased interest rate swaps at issuance, thereby reducing the effective interest rate from 6.99% to 6.894%.
7)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.
8)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.
9)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to comply with a number of financial provisions using calculations of ratios and other amounts that are not normally useful to a financial statement reader and are calculated in a manner that is not in accordance with GAAP. Accordingly, the numeric information set forth below is calculated as required by our various loan agreements rather than in accordance with GAAP. We have not included a reconciliation of this information to GAAP information because, in this case, there is no directly comparable GAAP measure, similarly titled GAAP measures are not relevant in determining whether or not we are in compliance with our financial covenants and we believe that the ratios on our material covenants are relevant to the reader. These covenants require us to:

•	limit the amount of debt so that our interest and other fixed charge coverage will exceed 1.75 to 1 (we maintained a ratio of 2.26 to 1 as of September 30, 2004);

•	limit the amount of debt as a percentage of total asset value to less than 0.55 to 1 (we maintained a ratio of 0.47 to 1 as of September 30, 2004);

•	limit the amount of secured debt as a percentage of total asset value to less than 0.30 to 1 (we maintained a ratio of 0.15 to 1 as of September 30, 2004);

•	limit the amount of unsecured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.75 to 1 (we maintained a ratio of 2.72 to 1 as of September 30, 2004); and

•	limit the total cost of development projects under construction to 15% or less of gross asset value (the budgeted total cost of our projects under construction at September 30, 2004 represented 3.1% of gross asset value).

We are also obligated to comply with other covenants, including, among others, provisions:

•	relating to the maintenance of any property securing a mortgage;

•	restricting our ability to pledge assets or create liens;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases at properties securing a mortgage;

•	restricting our ability to enter into transactions with affiliates; and

•	restricting our ability to consolidate, merge or sell all or substantially all of our assets.

As of September 30, 2004, we were in compliance with all of the financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of September 30, 2004 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

(in thousands)	Secured	Capital Lease	Unsecured		Total
2004	$581	$182	$39		$802
2005	3,229	1,143	40,167		44,539
2006	3,581	1,271	199,314	(1)	204,166	(1)
2007	3,858	1,374	149,420		154,652
2008	13,633	1,512	150,226		165,371
2009 and thereafter (2)	227,767	153,700	348,904		730,371

	$252,649	$159,182	$888,070		$1,299,901

(1)	Includes $50 million outstanding under our revolving credit facility.
(2)	Includes $13.3 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013 and $90 million of unsecured debt that may be called by the holders beginning August 1, 2007 as to $40 million thereof and beginning August 15, 2008 as to $50 million thereof.

Our organizational documents do not limit the level or amount of debt that we may incur.

Interest Rate Hedging

We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, in order to manage interest rate risk. Derivatives are not purchased for speculation. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. As of September 30, 2004, the Company had three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.”

In January 2004, to hedge our exposure to interest rate fluctuations on our $150 million, five-year term loan issued in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. Upon entering into the swap, the interest rate was fixed, assuming no change to our debt rating, at 3.351% on notional amounts totaling $150 million through October 2006. On the January 2004 hedge, we are exposed to credit loss in the event of non-performance by the counterparty to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparty. The counterparty has a long-term debt rating of “A” by Standard and Poor’s Ratings Service (“S&P”) and “A1” by Moody’s Investors Service (“Moody’s”) as of September 30, 2004. Although our swap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The swap has been documented as a cash flow hedge and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swap at its fair value is recorded as a component of other comprehensive income within shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet.

The two remaining hedging instruments involved an interest rate swap associated with our 6.99% Medium Term Notes and an interest rate lock purchased in 2002 in connection with our 6.125% Notes and are described in more detail in Item 3. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Hedging.”

Liquidity Requirements

Our short-term liquidity requirements consist primarily of obligations under our capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring trust expenditures, non-recurring trust expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements in 2004 and 2005 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row. To the extent that we require additional funds to meet our capital requirements, and normal recurring operating costs, we expect to fund these amounts from one or more of the following sources:

•	cash provided by operating activities,

•	borrowings under our credit facility,

•	additional and replacement borrowings, both secured and unsecured, from other funding sources, and

•	additional equity financing.

Our long-term capital requirements consist primarily of maturities under our long-term debt, development and redevelopment costs and potential acquisition opportunities. We expect to fund these through a combination of sources which we believe will be available to us, including additional and replacement secured and unsecured borrowings, issuance of additional equity, joint venture relationships relating to existing properties or new acquisitions and property dispositions.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Net income	$18,660	$24,595	$62,238	$59,097
(Gain) on sale of real estate	(997)	(7,172)	(9,331)	(7,723)
Depreciation and amortization of real estate assets	21,376	16,974	61,145	49,146
Depreciation of joint venture real estate assets	50	—	50	—
Amortization of initial direct costs of leases	1,882	1,427	5,170	4,173

Funds from operations	40,971	35,824	119,272	104,693

Dividends on preferred stock	(2,869)	(2,869)	(8,607)	(12,215)
Income attributable to operating partnership units	242	375	1,032	816
Preferred stock redemption fee	—	—	—	(3,423)

Funds from operations available to common shareholders, diluted	38,344	33,330	111,697	89,871

Weighted average number of common shares, diluted	52,934	50,216	52,074	48,004

Funds from operations available for common shareholders, per diluted share	$0.72	$0.66	$2.14	$1.87

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

Fixed Interest Rate Debt. The majority of our outstanding debt obligations (maturing at various times through 2027) have fixed interest rates which limit the risk of fluctuating interest rates. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments, however. At September 30, 2004 we had $1.1 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at September 30, 2004 had been 1% higher, the fair value of those debt instruments on that date would have decreased by approximately $45.9 million. If interest rates on our fixed-rate debt instruments at September 30, 2004 had been 1% lower, the fair value of those debt instruments on that date would have increased by approximately $51.4 million.

Variable Interest Rate Debt. We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2004, we had $159.4 million of variable rate debt outstanding. Based upon this balance of variable rate debt, if interest rates increased 1%, our interest expense would increase by approximately $1.6 million, and our net income and cash flows for the year would decrease by approximately $1.6 million. If interest rates decreased 1%, our interest expense would decrease by approximately $1.6 million, and our net income and cash flows for the year would increase by approximately $1.6 million.

Interest Rate Hedging

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio.

Cash Flow Hedging. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. During the nine months ended September 30, 2004, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt. As of September 30, 2004, the Company had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.”

A more detailed description of these derivative financial instruments is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate Hedging.”

Hedging of Unsecured Notes. We have entered into several interest rate swaps or interest rate locks that hedged certain unsecured notes. In January 2004, to hedge our exposure to interest rates on the $150 million five-year term loan, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million.

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

We also purchased an interest rate swap with a face amount of $40.5 million upon issuance of our 6.99% Medium Term Notes, which reduced the effective interest rate from 6.99% to 6.894%.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Internal Control over Financial Reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, and effected by our employees, including management and our board of trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

•	pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of our assets in reasonable detail;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are made only in accordance with the authorization procedures we have established; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of any of our assets in circumstances that could have a material adverse effect on our financial statements.

Limitations on the Effectiveness of Controls. Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any that may affect our operation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation of our Disclosure Controls and Procedures. The evaluation by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures included a review of procedures and our internal audit, as well as discussions with our Disclosure Committee, and others in our organization, as appropriate. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures will be maintained as systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. We also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report.

Scope of the Evaluation of our Internal Control over Financial Reporting. As with our evaluation of our disclosure controls and procedures, the evaluation by our Chief Executive Officer and our Chief Financial Officer of our internal control over financial reporting included a review, in conjunction with our internal auditors and others in our organization, of our procedures relating to the reliability of our financial reporting and preparation of our financial statements in accordance with generally accepted accounting principles. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information is important both for the evaluation generally and because the Section 302 certifications require that our Chief Executive Officer and our Chief Financial Officer disclose that information to the Audit Committee of our Board of Trustees and our independent auditors and also require us to report on related matters in this section of the report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” these are control issues that could have a significant adverse effect on our ability to record, process, summarize and report financial data reliably, in accordance with GAAP, in our external financial statements. A “material weakness” is defined in the auditing literature as a significant deficiency where the internal control does not reduce to a “more than remote” level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and would not be detected within a timely period by employees in the normal course of performing their assigned functions. In addition to evaluating our internal control over financial reporting, we have been documenting our internal control design and testing the effectiveness of our internal control processes.

We are continuing our evaluation, documentation and testing of our internal control over financial reporting so that management will be able to report on, and our independent auditors will be able to attest to, our internal controls as of December 31, 2004, as required by applicable laws and regulations, and we will remediate our internal controls to the extent that our testing reveals inadequacies in the controls. We believe we have adequate internal control over financial reporting but we cannot be certain that our independent auditors will be able to attest to our assessment of these controls on a timely basis since there is no precedent available by which we can measure the adequacy of our control system in advance.

Changes in Internal Control Over Financial Reporting. During the third quarter of 2004, we completed a project focused on improving and enhancing our process of calculating and recording rental income earned on a straight line basis which will improve our internal controls in this area. This improvement resulted in a refinement of our process for estimating related reserve requirements, but did not have a material effect on our financial statements.

Other than as described in the preceding paragraph, there was no change in our internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 27, 2004, 190,000 operating units were redeemed in exchange for issuing a promissory note in the amount of $8.6 million. In connection with the issuance of that note, we issued to one of our subsidiaries 190,000 of our common shares, having a value of $8.6 million, which have been pledged as security for that note.

On July 1, 2004, we issued 80,000 of our common shares valued at $3.3 million to one of our shareholders in exchange for its limited partnership interests in one of our subsidiary limited partnerships, pursuant to the terms of the limited partnership agreement of that subsidiary limited partnership. The shares were issued in a private offering in reliance upon an exemption from the registration requirements of the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust last amended October 29, 2003 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No.1-07533) (the “2003 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously files as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated herein by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share Certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated November, 2003 between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the 2003 Form 10-K and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2001 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601 (b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Limited Partnership Agreement, dated July 1, 2004, by and among Federal realty Investment Trust, Federal/LPF GP, Inc., CLPF-Federal, L.P., and CLPF-Federal GP, LLC (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on July 13, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

32.1	Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith)

b)	Reports on Form 8-K

Form 8-K dated July 1, 2004, and filed July 13, 2004 inder Item 5—Other Events, announcing the partnership between the Trust, a wholly owned subsidiary of the Trust and affiliates of Clarion Lion Properties Fund, the purpose of which is to acquire grocery-achored community or neighborhood shopping centers in certain of the Trust’s markets

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL REALTY INVESTMENT TRUST

/s/ DONALD C. WOOD
November 3, 2004	Donald C. Wood, President, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ LARRY E. FINGER
November 3, 2004	Larry E. Finger, Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

(A)	Exhibits

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust last amended October 29, 2003 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No.1-07533) (the “2003 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously files as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated herein by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share Certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated November, 2003 between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the 2003 Form 10-K and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2001 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601 (b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Limited Partnership Agreement, dated July 1, 2004, by and among Federal realty Investment Trust, Federal/LPF GP, Inc., CLPF-Federal, L.P., and CLPF-Federal GP, LLC (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed on July 13, 2004)

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.1	Section 1350 Certifications of Chief Executive Office and Chief Financial Officer (filed herewith)