Form 10-K
period 2004-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2005-03-07
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 1-07533

FEDERAL REALTY INVESTMENT TRUST

(Exact Name of Registrant as Specified in its Declaration of Trust)

Maryland (State of Organization) 1626 East Jefferson Street, Rockville, Maryland (Address of Principal Executive Offices)	52-0782497 (IRS Employer Identification No.) 20852 (Zip Code)

(301) 998-8100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Shares of Beneficial Interest, $.01 par value per share, with associated Common Share Purchase Rights	Name Of Each Exchange On Which Registered New York Stock Exchange

8.5% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share, (Liquidation Preference $25.00 per share)	New York Stock Exchange

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

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 30, 2004 was $2.1 billion.

The number of Registrant’s common shares outstanding on March 2, 2005 was 52,446,262.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for its 2005 annual meeting of shareholders to be held in May 2005 will be incorporated by reference into Part III hereof.

FEDERAL REALTY INVESTMENT TRUST ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.    Business

References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.

GENERAL

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high-quality retail and mixed-use properties. As of December 31, 2004, we owned or had a majority ownership interest in 106 community and neighborhood shopping centers and retail mixed-use properties comprising approximately 16.9 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as California and one apartment complex in Maryland. In total, these 106 commercial properties were 95.1% leased at December 31, 2004. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of December 31, 2004. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 37 consecutive years. Revenue, profit and total assets of each reportable segment are described in the financial statements contained in Item 8 of this Form 10-K.

We were founded in 1962 under the laws of the District of Columbia and reformed as a real estate investment trust in the state of Maryland in 1999. Our principal executive offices are located at 1626 East Jefferson Street, Rockville, Maryland 20852 and our telephone number is (301) 998-8100. Our Web site address is www.federalrealty.com. The information contained on our Web site is not a part of this report.

BUSINESS OBJECTIVES AND STRATEGIES

Our primary business objective is to own, manage, acquire and redevelop a portfolio of commercial retail properties, with the dominant property type being grocery anchored community and neighborhood shopping centers, that will:

•	generate higher internal growth than our peers;

•	protect investor capital;

•	provide increasing cash flow for quarterly distributions to shareholders; and

•	provide potential for capital appreciation.

Our traditional focus has been on grocery anchored community and neighborhood shopping centers. Late in 1994, recognizing a trend of increased consumer acceptance and retailer expansion to main streets; we expanded our investment strategy to include “street retail” and “mixed-use” properties. The mixed-use properties are typically centered around a retail component but may also include office, residential and hotel components in established main street shopping areas. In addition, from 1997 through 2001, we undertook the ground-up development in urban areas of mixed-use projects that center around the retail component. In 2002, our Board of Trustees approved the adoption of a business plan which returned our primary focus to our traditional business of owning, managing, acquiring and redeveloping high quality retail properties in our core markets.

Operating Strategies

Our core operating strategy is to actively manage our properties to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants and replacing weaker, underperforming tenants with stronger ones. Our properties are generally located in some of the most densely populated and affluent areas of the country. In addition, because of the in-fill nature of our locations, our centers generally face less competition per capita than centers owned by our peers. These strong demographics help our tenants generate higher sales, which has enabled us to maintain high occupancy rates, charge higher rental rates, and maintain steady rent growth, all of which increases the value of our portfolio. Our operating strategies also include:

•	maintaining a diversified tenant base, thereby limiting exposure to any one tenant’s financial difficulties;

•	monitoring the credit mix of our tenant base to achieve a balance of strong national and regional tenants with local specialty tenants;

•	minimizing overhead and operating costs;

•	monitoring the physical appearance of our properties and the construction quality, condition and design of the buildings and other improvements located on our properties to maximize our ability to generate high rental and occupancy rates;

•	developing local and regional market expertise in order to capitalize on market and retailing trends;

•	leveraging the contacts and experience of our management team to build and maintain long-term relationships with tenants, investors and financing sources;

•	increasing rental rates through the renewal or releasing of expiring leases at higher rental rates and by limiting vacancy and down-time; and

•	providing exceptional customer service.

Investing Strategies

Our investment strategy calls for deploying capital at risk-adjusted rates of return that exceed our weighted average cost of capital in projects that have potential for future net income growth equal to, or in excess of, the historical net income growth of our core portfolio of properties.

Our investments primarily fall into one of the following four categories:

•	renovating, expanding, reconfiguring and/or retenanting our existing properties to take advantage of under-utilized land or existing square footage to increase our internal growth rate;

•	acquiring community and neighborhood shopping centers, located in densely populated or growing affluent areas where barriers to entry for further development are high, and that have possibilities for enhancing operating performance through renovation, expansion, reconfiguration and/or retenanting;

•	renovating or expanding tenant spaces for tenants capable of producing higher sales, and therefore, paying higher rents, including expanding space available to an existing tenant that is performing well but is operating out of an old or otherwise inefficient store format; and

•	acquiring, in partnership with longer term investors who contribute a substantial portion of the equity needed to acquire those properties, stabilized community and neighborhood shopping centers, located in densely populated or growing affluent areas where barriers to entry for further development are high and that have limited potential for significant growth.

Investment Criteria

When we evaluate potential redevelopment, retenanting, expansion and acquisition opportunities, we consider such factors as:

•	the expected returns in relation to our cost of capital as well as the anticipated risk we will face in achieving the expected returns;

•	the anticipated growth rate of operating income generated by the property;

•	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

•	the geographic area in which the property is located, including the population density and household incomes, as well as the population and income trends in that geographic area;

•	competitive conditions in the vicinity of the property, including competition for tenants and the ability to create competing properties through redevelopment, new construction or renovation;

•	access to and visibility of the property from existing roadways and the potential for new, widened or realigned, roadways within the property’s trade area, which may affect access and commuting and shopping patterns;

•	the level and success of our existing investments in the market area;

•	the current market value of the land, buildings and other improvements and the potential for increasing those market values; and

•	the physical condition of the land, buildings and other improvements, including the structural and environmental condition.

Financing Strategies

Our financing strategies are designed to enable us to maintain a strong balance sheet while retaining sufficient flexibility to fund our operating and investing activities in the most cost-efficient way possible. Our financing strategies include:

•	maintaining a prudent level of overall leverage and an adequate pool of unencumbered properties;

•	actively managing our exposure to variable-rate debt;

•	utilizing the most advantageous long-term source of capital available to us to finance redevelopment and acquisition opportunities, which may include:

•	the sale of our equity or debt securities through public offerings or private placements,

•	the incurrence of indebtedness through secured or unsecured borrowings,

•	the issuance of operating units in a new or existing “downREIT partnership” (the operating units generally receive the same distributions as our common shares and may be convertible into our common shares, in exchange for a tax deferred contribution of property), or

•	the use of joint venture arrangements;

•	taking advantage of market opportunities to refinance existing debt, reduce interest costs and manage our debt maturity schedule; and

•	selling properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying the proceeds to redevelop, renovate, retenant and/or expand our existing properties, acquire new properties or reduce debt.

EMPLOYEES

At December 31, 2004, we had 262 full-time employees and 140 part-time employees. None of the employees is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

TAX STATUS

We elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1962. As a REIT we are generally not subject to federal income tax on REIT taxable income that we distribute to our shareholders. Under the internal revenue Code of 1986, as amended, which we prefer as to the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income each year. We will be subject to federal income tax on our taxable income (including any applicable alternative minimum tax) at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed REIT taxable income. In addition, certain of our subsidiaries are subject to federal, state and local income taxes.

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

The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the former uses of the property, the building materials used at each property and the physical layout of the property. Under certain environmental laws, principally CERCLA, we, as the owner or operator of properties currently or previously owned, may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. We may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs incurred in connection with the contamination, whether or not we knew of, or were responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral.

Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results of operations, and management does not believe they will in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance which covers a number of environmental risks for most of our properties.

COMPETITION

Numerous commercial developers and real estate companies compete with us with respect to the tenant leasing and the acquisition of properties. Some of these competitors may possess greater capital resources than we do, although no single competitor or group of competitors in any of the primary markets where our properties are located is believed to be dominant in that market. This competition may:

•	reduce the number of properties available for acquisition;

•	increase the cost of properties available for acquisition;

•	reduce rents payable to us;

•	interfere with our ability to attract and retain tenants, leading to increased vacancy rates, and

•	adversely affect our ability to minimize expenses of operation.

Retailers at our properties also face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods and services, such as direct mail, internet marketing and telemarketing. This competition could contribute to lease defaults and insolvency of tenants.

AVAILABLE INFORMATION

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Investor Information section of our website at www.federalrealty.com as soon as reasonably practicable after we electronically file the material with, or furnish the material to, the Securities and Exchange Commission, or the SEC.

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

Item 2.    Properties

General

As of December 31, 2004, we owned or had a majority ownership interest in 106 community and neighborhood shopping centers and retail mixed-used properties comprising approximately 16.9 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as California. In addition we own one apartment complex in Maryland. No single property accounted for over 10% of our 2004 total revenue or net income. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

We operate our business on an asset management model, where small, focused teams are responsible for a portfolio of assets. We have divided our portfolio of properties into two operating regions: the East and West. Each region is operated under the direction of an asset manager, with dedicated leasing, property management and financial staff, and operates largely autonomously with respect to day-to-day operating decisions.

Tenant Diversification

As of December 31, 2004, we had approximately 2,200 tenants, ranging from sole proprietors to major national retailers. No one tenant or affiliated group of tenants accounted for more than 2.3% of our annualized base rent as of December 31, 2004. As a result of our tenant diversification, we believe our exposure to recent and future bankruptcy filings in the retail sector has not been and will not be significant.

Geographic Diversification

Our 107 properties are located in 14 states and the District of Columbia. The following table shows, by region and state within the region, the number of properties, the gross leasable area and the percentage of total portfolio gross leasable area in each state as of December 31, 2004.

Region and State	Number of Properties	Gross Leasable Area	Percentage of Gross Leasable Area
		(In square feet)
East
Virginia	16	3,273,000	19.4%
Maryland	12	2,968,000	17.6%
New Jersey	10	2,670,000	15.8%
Pennsylvania	10	2,284,000	13.5%
New York	7	1,001,000	5.9%
Illinois	4	755,000	4.5%
Massachusetts	4	638,000	3.8%
Connecticut	3	319,000	1.9%
Michigan	1	217,000	1.3%
District of Columbia	2	170,000	1.0%
North Carolina	1	159,000	0.9%
Florida	2	28,000	0.2%

Subtotal	72	14,482,000	85.8%

West
California	24	2,198,000	13.0%
Texas	9	171,000	1.0%
Arizona	2	39,000	0.2%

Subtotal	35	2,408,000	14.2%

Total	107	16,890,000	100.0%

Leases, Lease Terms and Lease Expirations

Our leases are classified as operating leases and typically are structured to require the monthly payment of minimum rents in advance, subject to periodic increases during the term of the lease; percentage rents based on our tenants’ gross sales volumes, and reimbursement of a majority of on-site operating expenses and real estate taxes. These features in our leases reduce our exposure to higher costs caused by inflation and allow us to participate in improved tenant sales.

Commercial property leases generally range from 3 to 10 years; however, certain leases with anchor tenants may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on apartments are generally for a period of one year or less and, in 2004, represented approximately 3.2% of total revenues.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2004 for each of the 10 years beginning with 2005, assuming that none of the tenants exercise their future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2004.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2005	936,000	6%	$18,132,000	6%
2006	1,324,000	8%	25,031,000	9%
2007	1,879,000	12%	31,587,000	11%
2008	1,646,000	10%	29,148,000	10%
2009	2,096,000	13%	38,497,000	13%
2010	1,073,000	7%	19,269,000	7%
2011	892,000	6%	21,983,000	8%
2012	956,000	6%	20,651,000	7%
2013	903,000	6%	17,298,000	6%
2014	950,000	6%	20,803,000	7%
Thereafter	3,122,000	20%	46,800,000	16%

Total	15,777,000	100%	$289,199,000	100%

Retail and Residential Properties

The following table sets forth information concerning all properties, in which we own an equity interest or have a leasehold interest and are consolidated as of December 31, 2004. Except as otherwise noted, we are the sole owner of our retail properties. Principal tenants are the largest tenants in the property based on square feet leased or are tenants important to a property’s success due to their ability to attract retail customers.

EAST REGION	Year completed	Year acquired	Square Feet (1) /Apartment Units	Percentage leased (2)	Principal Tenant
Allwood Clifton, NJ 07013 (3)	1958	1988	52,000	100%	Stop & Shop Mandee’s Shop
Andorra Philadelphia, PA 19128 (4)	1953	1988	267,000	100%	Acme Markets Kohl’s Staples L.A.Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	280,000	100%	Acme Markets Lord & Taylor L.A.Fitness
Barracks Road Charlottesville, VA 22905	1958	1985	483,000	99%	Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy
Bethesda Row Bethesda, MD 20814 (8)	1945-1991 2001	1993-1998	440,000	98%	Barnes & Noble Giant Food Landmark Theater
Blue Star Watchung, NJ 07060 (3)	1959	1988	407,000	100%	Kohl’s Michaels Shop Rite Toys R Us Marshalls

Retail and Residential Properties—continued

	Year completed	Year acquired	Square Feet (1) /Apartment Units	Percentage leased (2)	Principal Tenant
Brick Plaza Brick Township, NJ 08723 (7)	1958	1989	409,000	98%	A&P Supermarket Barnes & Noble Loews Theatres Sports Authority
Bristol Bristol, CT 06010	1959	1995	277,000	95%	Stop & Shop TJ Maxx
Brunswick North Brunswick, NJ 08902 (3)	1957	1988	303,000	97%	A&P Supermarket A.J.Wright L.A. Fitness
Congressional Plaza Rockville, MD 20852 (5)	1965	1965	337,000	100%	Buy Buy Baby Whole Foods Tower Records Container Store
Congressional Plaza Residential Rockville, MD 20852 (5)	2003	1965	146 units	97%
Courthouse Center Rockville, MD 20852 (6)	1970	1997	38,000	100%
Clifton Clifton, NJ 07013 (3)	1959	1988	80,000	96%	Drug Fair Dollar Express
Crossroads Highland Park, IL 60035	1959	1993	173,000	97%	Comp USA Golfsmith Guitar Center
Dedham Dedham, MA 02026	1959	1993	243,000	98%	Pier 1 Imports Star Market
Eastgate Chapel Hill, NC 27514	1963	1986	159,000	86%	Earth Fare Stein Mart
Ellisburg Circle Cherry Hill, NJ 08034	1959	1992	267,000	100%	Genuardi’s Bed, Bath & Beyond Stein Mart
Falls Plaza Falls Church, VA 22046	1962	1967	73,000	100%	Giant Food
Falls Plaza – East Falls Church, VA 22046	1960	1972	71,000	100%	CVS Staples
Feasterville Feasterville, PA 19047	1958	1980	111,000	100%	Genuardi’s OfficeMax
Federal Plaza Rockville, MD 20852	1970	1989	247,000	99%	Comp USA Ross Dress For Less TJ Maxx
Finley Square Downers Grove, IL 60515	1974	1995	313,000	100%	Bed, Bath & Beyond Sports Authority
Flourtown Flourtown, PA 19031	1957	1980	187,000	54%	Genuardi’s
Forest Hills Forest Hills, NY	1937-1987	1997	86,000	100%	Midway Theatre Duane Reade Gap
Friendship Center Washington, D.C 20015	1998	2001	119,000	100%	Maggiano’s Borders Books Linens ‘n Things

Retail and Residential Properties—continued

	Year completed	Year acquired	Square Feet (1) /Apartment Units	Percentage leased (2)	Principal Tenant
Fresh Meadows Queens, NY 11365	1949	1997	403,000	92%	Cineplex Odeon Filene’s Basement Kohl’s
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	215,000	90%	Bed, Bath & Beyond Borders Books and Music Ross Dress For Less
Garden Market Western Springs, IL 60558	1958	1994	140,000	100%	Dominick’s Walgreens
Governor Plaza Glen Burnie, MD 21961 (4)	1963	1985	269,000	80%	Office Depot Comp USA Bally’s Total Fitness
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	100%	Bed, Bath & Beyond Best Buy Farmer Jack’s DSW
Greenlawn Plaza Greenlawn, NY 11740	1975	2000	102,000	100%	Waldbaum’s
Greenwich Avenue Greenwich Avenue, CT	1995	1994-1996	42,000	100%	Sak Fifth Avenue
Hamilton Hamilton, NJ 08690 (3)	1961	1988	190,000	100%	Shop Rite Stevens Furniture A.C. Moore
Hauppauge Hauppauge, NY 11788	1963	1998	131,000	100%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746 (3)	1962	1988	279,000	100%	Barnes & Noble Bed, Bath & Beyond Buy Buy Baby Toys R Us
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	100%	Whole Foods
Lancaster Lancaster, PA 17601 (3)	1958	1980	107,000	100%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	216,000	88%	Marshalls Redner’s Market
Laurel Centre Laurel, MD 20707 (4)	1956	1986	387,000	98%	Giant Food Marshalls Toys R Us
Lawrence Park Broomall, PA 19008	1972	1980	354,000	98%	Acme Markets TJ Maxx CHI CVS
Leesburg Plaza Leesburg, VA 20176 (6)	1967	1998	231,000	94%	Giant Food Pier 1 Imports Office Depot
Loehmann’s Plaza Fairfax, VA 22042	1971	1983	251,000	100%	Linens ‘n Things Bally’s Total Fitness Loehmann’s Dress Shop
Mercer Mall Lawrenceville, NJ 08648 (3)	1975	2003	493,000	96%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite

Retail and Residential Properties—continued

	Year completed	Year acquired	Square Feet (1) /Apartment Units	Percentage leased (2)	Principal Tenant
Mid-Pike Plaza Rockville, MD 20852 (3)	1963	1982	312,000	93%	Bally’s Total Fitness Linens ‘n Things Toys R Us A. C. Moore
Mount Vernon Plaza Alexandria, VA 22306 (6) (7)	1972	2003	236,000	95%	Shoppers Food Warehouse
Northeast Philadelphia, PA 19114	1959	1983	292,000	92%	Burlington Coat Factory Marshalls Tower Records
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	93%	Dominick’s
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	100%	Whole Foods
Pan Am Fairfax, VA 22031	1979	1993	218,000	100%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202 (7)	2001-2002	1999	296,000	98%	Harris Teeter Bed, Bath & Beyond Cost Plus World Market Bally’s Total Fitness DSW
Perring Plaza Baltimore, MD 21134 (4)	1963	1985	401,000	97%	Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Pike 7 Plaza Vienna, VA 22180 (6)	1968	1997	164,000	100%	Staples TJ Maxx Tower Records
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	100%	TJ Maxx Victory Markets
Quince Orchard Gaithersburg, MD 20877 (7)	1975	1993	252,000	99%	Circuit City Magruders Staples
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings	1960	1971	282 units	96%
Rutgers Franklin, N.J. 08873 (3)	1973	1988	267,000	100%	Stop & Shop Kmart
Sam’s Park & Shop Washington, DC 20008	1930	1995	51,000	100%	Petco
Saugus Plaza Saugus, MA 01906	1976	1996	171,000	100%	Kmart Stop & Shop
Shaw’s Plaza Carver, MA 02330	1990	2004	75,000	93%	Shaw’s Supermarket
Shirlington Arlington, VA 22206	1940	1995	204,000	99%	Carlyle Grand Café Cineplex Odeon
South Valley Shopping Center Alexandria, VA 22306 (6)	1966	2003	218,000	85%	Home Depot TJ Maxx
Tower Shopping Center Springfield, VA 22150	1960	1998	109,000	99%	Virginia Fine Wine Talbots

Retail and Residential Properties—continued

	Year completed	Year acquired	Square Feet (1) /Apartment Units	Percentage leased (2)	Principal Tenant
Troy Parsippany-Troy, NJ 07054	1966	1980	202,000	99%	Comp USA Pathmark Toys R Us A. C. Moore
Tysons Station Falls Church, VA 22043	1954	1978	50,000	98%	Trader Joe’s
Wildwood Bethesda, MD 20814	1958	1969	86,000	99%	CVS Balducci’s
Willow Grove Willow Grove, PA 19090	1953	1984	215,000	100%	Barnes & Noble Marshalls Toys R Us
The Shops at Willow Lawn Richmond, VA 23230 (4)	1957	1983	488,000	71%	Tower Records Kroger Old Navy Staples
Winter Park Orlando, FL	1920	1996	28,000	100%
Wynnewood Wynnewood, PA 19096	1948	1996	255,000	99%	Bed, Bath & Beyond Borders Books Genuardi’s Old Navy

Total East Region			14,482,000	96%

WEST REGION
Colorado Blvd Pasadena, CA	1922	1996-1998	69,000	97%	Pottery Barn Banana Republic
Escondido Promenade Escondido, CA 92029 (9)	1987	1996	222,000	97%	Toys R Us TJ Maxx Cost Plus
Fifth Avenue San Diego, CA (12)	1888-1995	1996-1997	51,000	86%	Urban Outfitters
Hermosa Avenue Hermosa Beach, CA (11)	1922	1997	23,000	100%
Hollywood Blvd Hollywood, CA (11)	1921-1991	1999	150,000	78%	Hollywood Entertainment Museum
Houston Street San Antonio, TX	1890-1935	1998-1999	171,000	80%
King’s Court Los Gatos, CA 95032 (6) (7)	1960	1998	79,000	98%	Lunardi’s Supermarket Longs Drug
Mill Avenue Phoenix-Mesa, AZ (14)	1996-1998	1998	39,000	100%	Gordon Biersch Brewing Co
Old Town Center Los Gatos, CA 95030	1962	1997	95,000	98%	Borders Books and Music Gap Kids Banana Republic
150 Post Street San Francisco, CA 94108	1965	1997	102,000	65%	Brooks Brothers
Santana Row – Retail San Jose, CA 95128 (13)	2002	1997	558,000	94%	Crate & Barrel Borders Books Container Store Best Buy CineArts Theatre

Retail and Residential Properties—continued

	Year completed	Year acquired	Square Feet (1) /Apartment Units	Percentage leased (2)	Principal Tenant
Santana Row – Residential San Jose, CA 95128	2003	1997	255 units	95%
Third Street Promenade Santa Monica, CA (10)	1888-1995	1996-2000	209,000	99%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate Shopping Center San Jose, CA	1960-1966	2004	640,000	97%	Safeway Target Burlington Coat Factory Barnes & Noble Ross

Total West Region			2,408,000	93%

Total All Regions			16,890,000	95%

(1)	Represents the physical square footage of the property, which may differ from the gross leasable square footage used to express occupancy.
(2)	Percentage leased is expressed as a percentage of rentable square feet occupied or subject to a lease under which rent is currently payable and includes square feet covered by leases for stores not yet opened. Percentage leased for each region and overall reflects retail occupancy only.
(3)	We have a leasehold interest in this property.
(4)	We own 99.99% general and limited partnership interests in these properties.
(5)	We own a 64.1% general partnership interest in this property.
(6)	We own this property in a “downREIT” partnership.
(7)	All or a portion of this property is subject to a long-term ground lease.
(8)	This property contains ten buildings; seven are subject to a leasehold interest, one is subject to a ground lease and two are owned 100% by us.
(9)	We own the controlling interest in this center.
(10)	We own 100% of eight buildings and a 90% general partnership interest in one building.
(11)	We own a 90% general partnership interest in these buildings.
(12)	We own 100% of three buildings and a 90% general partnership interest in one building
(13)	Information regarding square feet and number of tenants apply to Phases I, II and III retail. No future retail phases are included.
(14)	This property was sold in February 2005.

Item 3.    Legal Proceedings

Neither we nor any of our properties are currently subject to any legal proceeding which we believe creates material exposure to us nor, to our knowledge, is any material litigation currently threatened against us or any of our properties. Under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties due to certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, due to certain matters relating to the ownership of the properties prior to their acquisition by us.

Item 4.    Submission of Matters to a Vote of Shareholders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.    Market for Our Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the New York Stock Exchange under the symbol “FRT.” Listed below are the high and low closing prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

	Price Per Share		Dividends Declared Per Share
	High	Low
2004
Fourth quarter	$52.55	$44.30	$0.505
Third quarter	$46.34	$40.58	$0.505
Second quarter	$46.73	$34.73	$0.49
First quarter	$46.20	$38.40	$0.49

2003
Fourth quarter	$39.80	$36.80	$0.490
Third quarter	$36.86	$32.82	$0.490
Second quarter	$33.85	$30.78	$0.485
First quarter	$31.11	$26.75	$0.485

On March 2, 2005, there were 4,937 holders of record of our common shares.

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

Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our annual dividend rate for 37 consecutive years.

Our total annual dividends paid per share for 2004 and 2003 were $1.975 per share and $1.945 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2005 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Code Sec. 857(b)(3) to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are taxable to the shareholder as long-term capital gains. For 2004, a portion of our distributions was designated as a capital gain dividend.

Recent Sales of Unregistered Shares

During 2004 and 2003, we issued 123,130 and 76,952 common shares, respectively, upon the redemption of operating partnership units held by persons who received units in earlier periods in exchange for contribution of real estate to limited partnerships that we control. The common shares were issued without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

In 2005, we issued 190,000 common shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act upon the redemption of operating partnership units. We intend to ultimately register these shares under the Securities Act of 1933.

The following table reflects the income tax status of distributions paid during the years ended December 31, 2004 and 2003 to common shareholders:

	2004	2003
Ordinary dividend income	$1.876	$1.421
Capital gain	0.099	0.286
Return of capital	—	0.238

	$1.975	$1.945

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

Item 6.    Selected Financial Data

The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended 2000 through 2003 may have been reclassified to conform to the presentation for the year ended 2004.

	For the year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	371,856	338,057	295,757	269,762	246,832
Property operating income	264,364	236,152	208,091	193,969	178,868
Income from continuing operations	68,974	71,236	41,124	51,724	47,462
Income before gain on sale of real estate	70,104	74,444	45,833	59,571	56,842
Gain on sale of real estate	14,052	20,053	19,101	9,185	3,681
Loss on abandoned developments held for sale	—	—	(9,647)	—	—
Net income	84,156	94,497	55,287	68,756	60,523
Net income available for common shareholders	72,681	75,990	35,862	59,722	52,573
Net cash provided by operating activities (1)	161,113	121,459	118,238	109,448	107,056
Net cash (used in) investing activities (1)	(154,273)	(90,340)	(174,913)	(232,138)	(121,741)
Net cash (used in) provided by financing activities (1)	(11,333)	(19,274)	62,235	128,896	14,304
Dividends declared on common shares	101,969	93,889	82,273	75,863	72,512
Weighted average number of common shares outstanding:
Basic	51,008	47,379	41,624	39,164	38,796
Diluted	51,547	48,619	42,882	40,266	39,910
Earnings per common share, basic:
Income from continuing operations	1.13	1.11	0.52	1.09	1.02
Discontinued operations	0.29	0.49	0.34	0.43	0.34

Total	1.42	1.60	0.86	1.52	1.36

Earnings per common share, diluted:
Income from continuing operations	1.12	1.11	0.52	1.09	1.02
Discontinued operations	0.29	0.48	0.33	0.43	0.33

Total	1.41	1.59	0.85	1.52	1.35

Dividends declared per common share	2.02	1.95	1.93	1.90	1.84

Other Data:
Funds from operations available to common shareholders (2) (3)	148,671	131,257	80,856	110,432	102,173
Ratio of earnings to fixed charges (4)	1.7x	1.7x	1.1x	1.5x	1.5x
EBITDA	258,146	243,071	183,494	195,321	177,303
Adjusted EBITDA	244,094	223,018	174,040	186,136	173,622
Ratio of earnings to combined fixed charges and preferred share dividends (4)	1.5x	1.4x	0.9x	1.3x	1.4x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends (4)(5)	2.4x	2.0x	1.6x	1.9x	2.0x

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Real estate at cost	2,666,276	2,470,149	2,306,826	2,104,304	1,854,913
Total assets	2,266,896	2,141,185	1,996,662	1,833,171	1,616,959
Mortgage, construction loans and capital lease obligations	410,885	414,357	383,812	450,336	340,152
Notes payable	325,051	361,323	207,711	174,843	209,005
Senior notes and debentures	568,121	532,750	532,284	408,290	408,074
Convertible subordinated debentures	—	—	75,000	75,289	75,289
Redeemable preferred shares	135,000	135,000	235,000	235,000	100,000
Shareholders’ equity	790,534	691,374	644,287	589,291	465,460
Number of common shares outstanding	52,137	49,201	43,535	40,071	39,469

1)	Determined in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 95, Statement of Cash Flows.
2)	Funds from Operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with the U.S. GAAP, plus depreciation and amortization of real estate assets and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities.

We consider FFO available for common shareholders a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of the real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation. We use FFO primarily as one of several means of assessing our operating performance in comparison with other REITs. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. Additional information regarding our calculation of FFO is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	2004	2003	2002	2001	2000
	(In thousands)
Net income	$84,156	$94,497	$55,287	$68,756	$60,523
Gain on sale of real estate	(14,052)	(20,053)	(19,101)	(9,185)	(3,681)
Depreciation and amortization of real estate assets	81,649	68,202	58,605	54,350	48,456
Amortization of initial direct costs of leases	7,151	5,801	4,750	4,161	3,514
Depreciation of joint venture real estate assets	187	—	—	—	—

Funds from operations	159,091	148,447	99,541	118,082	108,812
Dividends on preferred stock	(11,475)	(15,084)	(19,425)	(9,034)	(7,950)
Income attributable to operating partnership units	1,055	1,317	740	1,384	1,311
Preferred stock redemption costs	—	(3,423)	—	—	—

Funds from operations available for common shareholders	$148,671	$131,257	$80,856	$110,432	$102,173

3)	Includes $3.1 million and $8.0 million of insurance proceeds in 2004 and 2003, respectively, attributable to rental income lost at Santana Row as a result of the August 2002 fire. Excluding these items, funds from operations in 2004 and 2003 would have been $156.0 million and $140.5 million, respectively.
4)	Earnings consist of net income before gain (loss) on sale of real estate and fixed charges. Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount and expense and the portion of rent expense representing an interest factor. Preferred share dividends consist of dividends paid on our outstanding Series A preferred shares and Series B preferred shares. Our Series A preferred shares were redeemed in full in June 2003.
5)	The SEC has stated that EBITDA is a non-GAAP measure calculated as in the below table. Adjusted EBITDA is a non-GAAP measure that means net income or loss plus interest expense, income taxes, depreciation and amortization, impairment provisions, and nonrecurring expenses. Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our ability to service debt and because it approximates a key covenant in material notes. Adjusted EBITDA should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.

The reconciliation of Adjusted EBITDA to net income for the periods presented is as follows:

	2004	2003	2002	2001	2000
	(In thousands)
Net income	$84,156	$94,497	$55,287	$68,756	$60,523
Depreciation and amortization	90,438	74,616	64,529	59,914	53,259
Interest expense	85,058	75,232	65,058	69,313	66,418
Other interest income	(1,506)	(1,274)	(1,380)	(2,662)	(2,897)

EBITDA	258,146	243,071	183,494	195,321	177,303
Gain loss on sale of real estate	(14,052)	(20,053)	(19,101)	(9,185)	(3,681)
Loss on abandoned developments held for sale	—	—	9,647	—	—

Adjusted EBITDA	$244,094	$223,018	$174,040	$186,136	$173,622

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in Item 8 of this report.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Also, documents that we “incorporate by reference” into this Annual Report on Form 10-K, including documents that we subsequently file with the Securities and Exchange Commission, which we refer to as the SEC, will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the risk factors included or incorporated by reference in this Annual Report on Form 10-K describe forward-looking information. The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Many things can happen that can cause actual results to be different from those we describe. These factors include, but are not limited to the risk factors described in our current report in Form 8-K filed on March 2, 2005, and include the following:

•	risks that our tenants will not pay rent or that we may be unable to renew leases or re-let space at favorable rents as leases expire;

•	risks that we may not be able to proceed with or obtain necessary approvals for any redevelopment or renovation project, and that any redevelopment or renovation project that we do pursue may not perform as anticipated;

•	risks that the number of properties we acquire for our own account, and therefore the amount of capital we invest in acquisitions, may be impacted by our real estate partnership;

•	risks normally associated with the real estate industry, including risks that:

•	occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected,

•	completion of anticipated or ongoing property redevelopments or renovations may fail to perform as expected,

•	that new acquisitions may fail to perform as expected,

•	competition for acquisitions could result in increased prices for acquisitions,

•	environmental issues may develop risks at our properties and result in unanticipated costs, and

•	because real estate is illiquid, that we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to meet existing financial covenants and the limitations imposed on our operations by those covenants, and the possibility of increases in interest rates that would result in increased interest expense; and

•	risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Annual Report on Form 10-K. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors incorporated herein by reference from our Form 8-K filed with the Securities and Exchange Commission on March 2, 2005 before making any investments in us.

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high-quality retail and mixed-use properties. As of December 31, 2004, we owned or had a majority interest in 106 community and neighborhood shopping centers and retail mixed-use properties comprising approximately 16.9 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as California and one apartment complex in Maryland. In total, the 106 commercial properties were 95.1% leased at December 31, 2004. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of December 31, 2004. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 37 consecutive years.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. Management considers an accounting estimate to be critical if changes in the estimate or accrual results could have a material impact on our consolidated results of operations or financial condition.

The most significant accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows.

Revenue Recognition and Accounts Receivable

Leases with tenants are classified as operating leases. Base rents are recognized on a straight-line basis over the terms of the related leases, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. We make estimates of the collectibility of our accounts receivable related to base rents, including receivables from recording rent on a straight-line basis, expense reimbursements and other revenue or income taking into account payment history, industry trends and the period of recovery. In doing so, we generally do not recognize income from straight-line rents due to be collected beyond ten years because of uncertainty of collection. In most cases, the ultimate collectibility of these claims extends beyond one year. These estimates have a direct impact on our net income. Historically, we have recognized bad debt expense between 1.0% and 1.5% of rental income and was 1.5% in 2004. An increase in our bad debt expense would decrease our net income. For example, if we had experienced an increase in bad debt of 0.5% of rental income in 2004, our net income would have been reduced by approximately $1.9 million.

Real Estate

The nature of our business as an owner, re-developer and operator of retail shopping centers means that we invest significant amounts of capital. Depreciation and maintenance costs relating to our shopping centers and mixed-use properties constitutes a substantial cost for the Trust as well as the industry as a whole. The Trust capitalizes real estate investments and depreciates it in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives. The cost of our real estate investments, less salvage value, if any, is charged to depreciation expense over the estimated life of the asset using straight-line rates for financial statement purposes. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates and, therefore, to our depreciation rates. These reviews take into account the historical retirement and replacement of our assets, the repairs required to maintain the condition of our assets, the cost of redevelopments that may extend the useful lives of our assets and general economic and real estate factors. A newly developed neighborhood shopping center building would typically have an economic useful life of 50 to 60 years, but since many of our assets are not newly developed buildings, estimating the useful lives of assets that are long-lived as well as their salvage value requires significant management judgment. The longer the economic useful life, the lower the depreciation charged to that asset in a fiscal period will be, which in turn will increase our net income. Similarly, using a shorter economic useful life would increase the depreciation for a fiscal period and decrease our net income.

Land, buildings and real estate under development are recorded at cost. Depreciation is computed using the straight-line method with useful lives ranging generally from 35 years to a maximum of 50 years on buildings and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements, which improve or extend the life of the asset, are capitalized and depreciated over the life of the lease or the estimated useful life of the improvements, whichever is shorter. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from three to 15 years. Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including applicable salaries and the related direct costs, are capitalized. The capitalized costs associated with developments and redevelopments are depreciated over the life of the improvement. Capitalized costs associated with leases are depreciated or amortized over the base term of the lease. Unamortized leasing costs are charged to operations if the applicable tenant vacates before the expiration of its lease. Undepreciated tenant work is charged to operations if the applicable tenant vacates and the tenant work is replaced.

When applicable, as lessee, we classify our leases of land and building as operating or capital leases in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 13, “Accounting for Leases.” We are required to use judgment and make estimates in determining the lease term, the estimated economic life of the property and the interest rate to be used in applying the provisions of SFAS No. 13. These estimates determine whether or not the lease meets the qualification of a capital lease and is recorded as an asset.

We are required to make subjective assessments as to the useful lives of our real estate for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. Certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen competition or changes in customer shopping habits could substantially alter our assumptions regarding our ability to realize the return on investment in the property and therefore reduce the economic life of the asset and affect the amount of depreciation expense to charge against both the current and future revenues. We will continue to periodically review the lives of assets and any decrease in asset lives could have the effect of increasing depreciation expense while any analysis indicating that lives are longer than we have assumed could have the effect of decreasing depreciation expense. In order to determine the impact on depreciation expense of a different average life of our real estate assets taken as a whole, we used 25 years, which is the approximate average life of all assets being depreciated at the end of 2004. If the estimated useful lives of all assets being depreciated were increased by one year, the consolidated depreciation expense would have decreased by approximately $3.2 million.

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

Long-Lived Assets

There are estimates and assumptions made by management in preparing the consolidated financial statements for which the actual results will emerge over long periods of time. This includes the recoverability of long-lived assets, including our properties that have been acquired or developed. Management must evaluate properties for possible impairment of value and, for those properties where impairment may be indicated, make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over very long periods. Because our properties typically have a very long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment.

In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for us on January 1, 2002). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired, and broadens the presentation of discontinued operations to include components of an entity comprising operations and cash flows that can be distinguished operationally and for financial reporting purposes from the rest of the entity. As a result, the sale of a property, or the classification of a property as held for sale, requires us to report the results of operations and cash flows of that property as “discontinued operations.”

We are required to make estimates of undiscounted cash flows in determining whether there is an impairment of an asset. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because recording an impairment charge results in a negative adjustment to net income.

Contingencies

We are sometimes involved in lawsuits and environmental matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the amount and likelihood of loss relating to these matters. The estimates and assumptions relating to potential loss result in a decrease in net income.

Self-Insurance

We are self-insured for general liability costs up to predetermined retained amounts, and we believe that we maintain adequate accruals to cover our retained liability. We maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuary valuations, when making these determinations. If our liability costs exceed these accruals, it will reduce our net income.

Recent Developments

On February 15, 2005 we sold two properties located in Tempe, Arizona for $13.7 million, resulting in a gain of $4.0 million.

On March 2, 2005, we acquired Assembly Square, an approximately 330,000 square foot enclosed mall that is currently being redeveloped into a power center, and an adjacent 220,000 square foot retail/industrial complex for $64 million. The properties are located in the City of Somerville, Massachusetts. The acquisition was financed through available cash and borrowings under our revolving credit facility.

The Trust expects to invest an additional $38 million to complete the redevelopment of the mall into a power center, with stabilization anticipated within 12 months. The acquisition of Assembly Square also includes zoning entitlements to add four mixed-use buildings on 3.5 acres, which will include approximately 41,000 square feet of retail space, 51,000 square feet of office and 239 residential units.

The 10-acre parcel, which comprises approximately 220,000 square feet of improvements, is currently 100% leased to a mix of quasi-retail and industrial uses. This parcel also includes an option to purchase adjacent land parcels from the Somerville Redevelopment Authority, all of which are zoned for dense, mixed-use development.

2004 Property Acquisitions and Dispositions

On March 31, 2004, we acquired Westgate Mall, a 637,000 square foot shopping center located in San Jose, California. The purchase price of the property of $97.0 million was paid from borrowings under our revolving credit facility, which were subsequently repaid from the net proceeds of our April 2004 common equity offering.

On June 3, 2004, we sold a parcel of land at the Village at Shirlington in Arlington, Virginia for $4.9 million. This transaction related to a previous land sale to Arlington County, Virginia, for $0.3 million, which closed in March 2004 and resulted in an insignificant loss. The combined transactions resulted in a net gain of $2.8 million.

On June 14, 2004, Magruder’s Center in Rockville, Maryland, which was owned by one of our partnerships, was condemned by the City of Rockville in order to facilitate the redevelopment of the Rockville Town Center. We received $14.3 million in condemnation proceeds from the City of Rockville, resulting in a gain of $5.4 million.

In July 2004, at a contribution value of approximately $20.6 million, we contributed Plaza del Mercado to a newly formed joint venture in exchange for a 30% ownership interest in the joint venture and $18.6 million of proceeds. The joint venture simultaneously financed the property with a $13.3 million 10-year secured loan. We recognized a gain of $0.1 million on this transaction.

On September 16, 2004 we sold 3.1 acres of land at the Village at Shirlington in Arlington, Virginia in two separate transactions for a total of $2.8 million, resulting in a gain of $0.9 million. The funds were used to pay down borrowings under our line of credit.

On September 30, 2004 we paid $2.3 million to purchase 10% of the partnership interests in Street Retail West 6, LP, giving us 100% ownership of the property at 140-168 W. Colorado located in Pasadena, California.

On October 1, 2004 we paid $0.8 million to purchase 15% of the partnership interests in Street Retail Tempe I, LLC, giving us 100% ownership of 501 South Mill located in Tempe, Arizona.

On October 12, 2004 we purchased Shaw’s Plaza, located in Carver, Massachusetts, for $4.0 million.

On November 10, 2004 we issued 40,201 of our common shares to purchase 10% of the partnership interests in Street Retail West 10, LP, giving us 100% ownership of 214 Wilshire Boulevard, located in Santa Monica, California.

On December 15, 2004 we sold one building in West Hartford, Connecticut and two buildings in Avon, Connecticut for a total of $11.2 million, resulting in a gain of approximately $3.6 million.

On December 29, 2004 we sold one property in Evanston, Illinois for $4.0 million, resulting in a gain of $1.3 million.

2004 Financing Developments

On January 26, 2004, we issued $75 million of fixed rate notes, which mature in February 2011 and bear interest at 4.50%. The proceeds of this note offering were used to pay down our revolving credit facility by $50 million and the remainder was used for general corporate purposes.

Also in January 2004, to hedge our exposure to interest rate fluctuations on our $150 million term loan obtained in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The term loan bears interest at LIBOR plus 95 basis points (0.95%). The interest rate on the term note was 2.1% as of December 31, 2003. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million and is 2.95% without the swap.

We paid off our 6.74% Medium Term Notes on their due date of March 10, 2004 for their full principal balance of $39.5 million plus accrued interest of $1.2 million.

On April 7, 2004, we issued 2.2 million common shares at a net price of $45.33 per share (after taking into account underwriters’ discount and commissions) netting approximately $99 million in cash proceeds before other expenses of the offering. The proceeds were used to repay the borrowings outstanding under our revolving credit facility that were drawn to acquire Westgate Mall and for general corporate purposes.

Outlook

We believe that in 2005 we will experience growth in earnings from operations when compared to 2004. We expect this growth in earnings to be generated by a combination of the following:

•	increased earnings in our same center portfolio,

•	increased earnings from our real estate partnership established in July 2004.

•	increased earnings as we expand our portfolio through property acquisitions,

•	increased earnings as a result of improved occupancy and rental rates on retail and/or residential space at Santana Row, and

Our earnings in 2003 and 2004 were positively impacted by the reimbursement to us of lost rents of $11.0 million from an insurance settlement received in December 2003 related to a fire at Santana Row in 2002. Of the $11 million reimbursement, approximately $8 million was recognized in the fourth quarter of 2003 and approximately $3 million was recognized during 2004.

Earnings in our same center portfolio are anticipated to grow as a recovering economy in each of our regions is expected to result in improved occupancy rates and increasing rents on lease rollovers. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Same Center” below for the definition of the properties that constitute our “same center” portfolio. The economic environment in the Northern California retail market, while improving, continues to be weak, resulting in lower occupancy rates and limiting our ability to increase rents in properties in that area. We believe the economies of our other markets are generally improving. Our same center growth has also been slowed during the past two fiscal years by the increase in our redevelopment activity at certain centers, which will, by design, keep leasable space out of service until the redevelopments are complete. The competitive retail environment has resulted in the loss of some of our anchor retailers, but we have been successful in replacing a number of those anchors and other weaker tenants with tenants that we believe are more credit worthy. In other cases, we have taken advantage of the opportunity to redevelop the space that became vacant when the anchor tenant vacated. While this redevelopment and retenanting activity has resulted in increased capital investment in those centers, it should also increase the rental income from new leases as these tenants commence operations, add to the economic life of the centers, and increase the appeal of the centers to retail customers. These factors should extend the number of years during which we can reasonably expect growth in earnings from those properties beyond the period we would have expected if we had not made the additional capital investment.

The current development at Santana Row consists of four phases. Seven of the eight buildings of Phase I, which include retail, residential and a 213-room hotel, opened in 2002. The retail portion of the remaining building, “Building 7,” opened in early 2003. The delay in opening Building 7 was the result of a fire in August 2002 that destroyed all but 11 of the planned 246 residential units located on that building. The rebuilding of the residential rental units on Building 7 (Phase IV) commenced in 2004. We anticipate delivery of the units will start in 2005 and, when completed in 2006, Building 7 will add 96 townhomes and 160 flats. Phase II of the project, which includes approximately 84,000 square feet of retail space, was completed in late 2003 and Phase III, which consists of an arts cinema and 4,000 square feet of retail space, opened in August 2004. The total cost of Phase I is estimated to be $449 million (excluding the Building 7 reconstruction). The costs to date for Phase I are net of $129 million of insurance proceeds, $11 million of which was recognized as income in 2004 and 2003. The cost of Phase II is approximately $27 million. The total cost of Phase III is estimated to be approximately $5 million, and we estimate the cost Phase IV, will be approximately $58 million. We are exploring in 2005 the possibility of selling as many as 219 residential units at Santana as condominiums. In the event we determine it is financially feasible to sell residential units and we are able to obtain all necessary approvals, sales of units could begin in mid-2005.

The financial success of Santana Row will depend on many factors, which cannot be assured. These factors include, among others:

•	the demand for retail and residential space,

•	the ongoing cost of operations and maintenance,

•	the costs of ongoing and future developments, and

•	the general economy, particularly around Silicon Valley.

We anticipate further growth in earnings from continuing investments in our primary markets in the East and West regions, partly offset by selective dispositions. We expect to continue growth through acquisition of neighborhood and community shopping centers in 2005 and beyond. This growth is contingent, however, on our ability to find properties that meet our qualitative hurdles at prices that meet our financial hurdles. Changes in interest rates also may affect our success in achieving growth through acquisitions by affecting both the price which must be paid to acquire a property, as well as our ability to finance the property acquisitions.

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

Results of Operations

Same Center

Throughout this section, we have provided certain information on a “same center” basis. Information provided on a same center basis is provided for only those properties that we owned and operated for the entirety of both periods being compared and includes properties, for which redevelopment or expansion had been completed prior to the beginning of either of the periods being compared. Properties purchased or sold and properties under development at any time during the periods being compared are excluded.

Our same center-basis results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003 exclude the four properties acquired in 2004 and the five properties acquired in 2003, respectively including Westgate Mall, Shaw’s Plaza, Mount Vernon Plaza, South Valley Shopping Center, Plaza del Mercado and Mercer Mall as well as the eight and ten dispositions in 2004 and 2003, respectively including Magruder’s Center, Plaza del Mercado and other properties. We also exclude properties under development in 2004 or 2003, primarily Santana Row.

On a same center basis, results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2002 excludes the 10 properties sold in 2003 and the six properties sold in 2002. It also excludes properties under development in 2003 and 2002, including Pentagon Row and Santana Row.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

	2004	2003	Increase/ (Decrease)	% Change
	(In thousands)
Rental income	$371,856	$338,057	$33,799	10.0%
Other property income	17,503	10,407	7,096	68.2%
Mortgage interest income	4,915	4,103	812	19.8%

Total revenues	394,274	352,567	41,707	11.8%

Rental expenses	91,614	82,289	9,325	11.3%
Real estate taxes	38,296	34,126	4,170	12.2%

Total expenses	129,910	116,415	13,495	11.6%

Property operating income	264,364	236,152	28,212	11.9%
Other interest income	1,506	1,274	232	18.2%
Income from real estate partnership	205	—	205	—
Interest expense	(85,058)	(75,232)	(9,826)	13.1%
General and administrative expense	(18,164)	(11,820)	(6,344)	53.7%
Depreciation and amortization	(89,709)	(74,468)	(15,241)	20.5%

Total other expenses	(191,220)	(160,246)	(30,974)	19.3%

Income before minority interests and discontinued operations	73,144	75,906	(2,762)	-3.6%
Minority interests	(4,170)	(4,670)	500	-10.7%
Operating income from discontinued operations	1,130	3,208	(2,078)	-64.8%
Gain on sale of real estate	14,052	20,053	(6,001)	-29.9%

Net income	$84,156	$94,497	(10,341)	-10.9%

PROPERTY REVENUES

Total revenues in 2004 were $394.3 million which represents an increase of $41.7 million, or 11.8%, over total revenues of $352.6 million in 2003. The primary drivers of this increase are acquisitions, Santana Row, which was phased into service, and an increase in same center revenues as a result of increased occupancy and increased rental revenue on tenant rollovers as detailed below. In addition, we experienced increased cost recoveries from our tenants attributable to higher operating costs at the properties.

The percentage leased at our shopping centers increased to 95.1% at December 31, 2004 compared to 93.1% at year-end 2003 due primarily to new leases signed at existing properties.

Rental income. Rental income consists primarily of minimum rent, percentage rent and cost recoveries from tenants of common area maintenance costs and real estate taxes. Rental income increased $33.8 million, or 10.0%, in 2004 versus $338.1 million in 2003 due largely to the following:

•	an increase of approximately $31.2 million due to the six properties acquired in 2004 and 2003 and from Santana Row,

•	on a same center basis, an increase of $7.6 million, or approximately 2.5%, due mainly to increased minimum rents associated with tenant rollovers and redevelopments, partially offset by

•	approximately $5.0 million less income recognized on the Santana Row fire insurance settlement.

Other Property Income. Other property income increased $7.1 million, or 68.2%, to $17.5 million for the year ended December 31, 2004, compared to $10.4 million for the year ended December 31, 2003. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees and temporary tenant income. The increase in other property income in 2004 is primarily the result of higher lease termination fees, parking revenue and income from our restaurant joint ventures.

Mortgage Interest Income. Interest on mortgage notes receivable increased $0.8 million, or 19.8%, to $4.9 million 2004 versus $4.1 million in 2003 due to higher principal balances on notes outstanding.

PROPERTY EXPENSES

Total property operating expenses were $129.9 million in 2004, which represents an increase of $13.5 million, or 11.6%, when compared to $116.4 million in 2003. The increase in total expenses is due primarily to increased real estate tax assessments, utility and maintenance costs and other operating costs incurred during 2004 as detailed below.

Rental Expense. Rental expense increased $9.3 million, or 11.3%, to $91.6 million in 2004 from $82.3 million in 2003. Of this increase,

•	an increase in rental expenses at centers acquired during 2003 and 2004 of $4.1 million,

•	an increase of $2.9 million due mostly to reserves related to mortgage notes receivable,

•	on a same center basis, rental expenses increased $1.5 million, or 2.3%, to $65.6 million due to increases in utility and other and administrative operating costs, and

•	an increase of $0.8 million at development properties due to lower capitalized costs and increased utility expense, partly offset by reduced marketing costs.

As a result of these changes in rental expenses, rental income and other property income, rental expense as a percentage of rental income plus other property income decreased from 23.6% in 2003 to 23.5% in 2004.

Real Estate Taxes. Real estate tax expense rose $4.2 million, or 12.2% to $38.3 million in 2004 compared to $34.1 million in 2003. The increase in 2004 is due largely to increased taxes of $2.8 million related to acquired and developed properties, including Santana Row, and higher tax assessments for our properties in the East.

Property Operating Income. Property operating income was $264.4 million for the year ended December 31, 2004, an increase of $28.2 million, or 11.9% compared to $236.2 million in 2003. Income recognized from fire insurance proceeds attributable to rental income lost at Santana Row due to the August, 2002 fire amounted to approximately $3.0 million and $8.0 million in 2004 and 2003, respectively. Excluding these proceeds, property operating income rose $33.1 million. This increase is due primarily to:

•	earnings growth at Santana Row for the phases which was phased into service,

•	earnings resulting from our acquisitions of additional properties, and

•	same center earnings increases.

Same center property operating income rose 4.3%, or approximately $9.4 million, in 2004. This increase is primarily due to:

•	increased rental income associated with tenant rollovers, other income, and

•	higher real estate tax recoveries, partly offset by

•	property operating expenses which increased more than the related recoveries.

Interest Expense. Interest expense rose $9.8 million, or 13.1%, to $85.1 million in 2004 compared to $75.3 million in 2003. This increase is almost entirely due to lower capitalization of interest and therefore higher interest expense as most of our property under development, particularly at Santana Row, has been placed into service. Gross interest costs in 2004 were $90.2 million versus $88.7 million in 2003. Capitalized interest amounted to $5.1 million and $13.5 million in 2004 and 2003, respectively.

General and Administrative Expense. Administrative expenses increased by $6.3 million, or 53.7%, to $18.2 million in 2004 compared to $11.8 million in 2003. This increase resulted primarily from costs of personnel and compliance with Sarbanes-Oxley.

Depreciation and Amortization. Expenses attributable to depreciation and amortization rose $15.2 million or 20.5% to $89.7 million in 2004 from $74.5 million in 2003. The increase is due to depreciation on developments, same center increases and on new properties acquired.

OTHER

Minority Interests. Income to minority owners decreased $0.5 million, or 10.7% to $4.2 million in 2004 from $4.7 million in 2003. This is the result of increased earnings at properties owned in partnership offset by a decrease in the ownership percentage of several partnerships held by minority owners.

Operating Income from Discontinued Operations. Operating income from discontinued operations represents the operating income of properties that have been disposed of which, under SFAS No. 144, are required to be reported separately from results of ongoing operations. The reported operating income of $1.1 million and $3.2 million in 2004 and 2003, respectively, represent the operating income for the period during which we owned the eight properties sold in 2004 and the ten properties sold in 2003.

Gain on Sale of Real Estate. The gain on sale of real estate in 2004 decreased $6.0 million, or 29.9%, to $14.0 million from $20.0 million in 2003. None of the eight and ten properties sold in 2004 and 2003, respectively resulted in a loss.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

	2003	2002	Increase/ (Decrease)	% Change
	(In thousands)
Rental income	$338,057	$295,757	$42,300	14.3%
Other property income	10,407	10,565	(158)	-1.5%
Mortgage interest income	4,103	3,770	333	8.8%

Total revenues	352,567	310,092	42,475	13.7%

Rental expenses	82,289	71,767	10,522	14.7%
Real estate taxes	34,126	30,234	3,892	12.9%

Total expenses	116,415	102,001	14,414	14.1%

Property operating income	236,152	208,091	28,061	13.5%
Other interest income	1,274	1,380	(106)	-7.7%
Interest expense	(75,232)	(65,004)	(10,228)	15.7%
General and administrative	(11,820)	(13,790)	1,970	-14.3%
Restructuring expenses	—	(22,269)	22,269	—
Depreciation and amortization	(74,468)	(63,172)	(11,296)	17.9%

Total other expenses	(160,246)	(162,855)	2,609	-1.6%

Income before minority interests and discontinued operations	75,906	45,236	30,670	67.8%
Minority interests	(4,670)	(4,112)	(558)	13.6%
Operating income from discontinued operations	3,208	4,709	(1,501)	-31.9%
Loss on abandoned developments	—	(9,647)	9,647	—
Gain on sale of real estate	20,053	19,101	952	5.0%

Net income	$94,497	$55,287	$39,210	70.9%

PROPERTY REVENUES

Total revenues in 2003 were $352.6 million which represents an increase of $42.5 million, or 13.7%, over total revenues of $310.1 million in 2002. The primary drivers of this increase are Santana Row, which has been phased into service, acquisitions, an increase in same center revenues from higher rent on tenant rollovers as detailed below and income of approximately $8.0 million from the portion of the settlement of our insurance claims for the August 2002 fire at Santana Row related to lost rent. In addition, we experienced increased cost recoveries related to higher operating costs.

The percentage leased at our shopping centers declined to 93.1% at December 31, 2003 compared to 94.7% at year end 2002 due to the acquisition of centers with lower occupancy rates and the bankruptcies of several large tenants (including K-mart and Today’s Man) as well as an increase in redevelopment activity which results in leaseable space being taken out of service for more extended periods.

Rental Income. Rental income consists primarily of minimum rent, percentage rent and cost recoveries from tenants of common area maintenance costs and real estate taxes. Rental income increased $42.3 million, or 14.3%, in 2003 versus 2002 due largely to the following:

•	an increase of approximately $22.0 million due to properties acquired in 2003 and from Santana Row, which was considered to be under development,

•	on a same center basis, an increase of over $12.3 million, or approximately 4.5%, due mainly to increased minimum rents associated with tenant rollovers and developments, and increased tenant recovery income, and

•	approximately $8.0 million from the Santana Row fire insurance settlement.

Other Property Income. Other property income decreased $0.2 million, or 1.5%, to $10.4 million for the year ended December 31, 2003, compared to $10.6 million for the year ended December 31, 2002. Included in other property income are items, which although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees and temporary tenant income. The decrease in other property income in 2003 is primarily the result of higher temporary tenant income offset by lower lease termination fees.

Mortgage Interest Income. Mortgage interest income increased $0.3 million, or 8.8%, in 2004 verses 2003.

PROPERTY EXPENSES

Total property operating expenses in 2003 were $116.4 million, or an increase of $14.4 million when compared to $102.0 million in 2002. The total increase in expenses is due primarily to higher real estate taxes, increased maintenance costs related to snow removal in 2003 and the impact of acquisitions and developments as detailed below.

Rental Expense. Rental expense increased $10.5 million, or 14.7%, to $82.3 million in 2003 from $71.8 million in 2002. Of this increase,

•	rental expenses at centers acquired and developed during 2003 (including Santana Row) increased $8.3 million, and

•	snow removal costs increased approximately $3.8 million in the first quarter of 2003 and other maintenance and rental expenses, on a same center basis, were reduced approximately $1.7 million.

Rental expense reductions related to disposed properties were not significant.

As a result of these changes in rental expenses, rental income and other property income, rental expense as a percentage of rental income plus other property income increased slightly from 23.4% in 2002 to 23.6% in 2003.

Real Estate Taxes. Real estate tax expense rose 12.9% in 2003 to $34.1 million compared to $30.2 million in 2003. The increase in 2004 is due largely to higher tax assessments for our properties in the East as well as increased taxes of $1.8 million related to acquired and developed properties, including Santana Row, which was brought into service starting in late 2002.

Property Operating Income. Property operating income was $236.2 million for the year ended December 31, 2003, an increase of $28.1 million compared to $208.1 million in 2003. Of this amount approximately $8.0 million relates to the Santana Row fire insurance proceeds attributable to rental income lost as a result of the fire. Excluding these proceeds, property operating income rose $20.1 million during 2004 due primarily to:

•	earnings growth at Santana Row which has been phased into service,

•	same center earnings increases, and

•	earnings resulting from our acquisitions.

Same center property operating income rose 13.5% or $28.1 million in 2003 due to increased rental income associated with tenant rollovers and higher real estate tax recoveries and reduced property administrative expenses partly offset by property expenses which rose higher than the related recoveries, particularly the snow removal costs.

Interest Expense. Interest expense rose $10.2 million, or 15.7%, to $75.2 million in 2003. This increase is almost entirely due to lower capitalization of interest and therefore higher interest expense as much of our property under development, particularly at Santana Row, was placed into service. Gross interest costs in 2003 was $88.7 million versus $88.6 million in 2002. Capitalized interest amounted to $13.5 million and $23.5 million in 2003 and 2002, respectively.

General and Administrative Expense. Administrative expenses decreased by $2.0 million during 2003, or 14.3% to $11.8 million compared to $13.8 million in 2002. This $2.0 million decrease resulted primarily from payroll and related benefits savings resulting from the management restructuring which began in February 2002. In addition, we experienced savings in legal costs and costs to support and maintain our information systems. These savings were largely offset by increased expensing of costs which had previously had been capitalized related to personnel involved in the development of Santana Row.

Restructuring Expense. The restructuring expenses incurred in 2002 related to our adoption of a new business and management succession plan and resulted in a charge of $8.5 million, all of which was expended in 2002. In December 2002, we recorded a charge of $13.8 million as a result of an accelerated executive transition plan of which $12.7 million was expended in 2003.

Depreciation and Amortization. Expenses attributable to depreciation and amortization rose $11.3 million to $74.5 million in 2003 from $63.2 million in 2002, an increase of 17.9%. The increase is due to depreciation on properties which were acquired in 2003 as well as depreciation of Santana Row which opened in late 2002, and Pentagon Row, which came fully into service during 2002.

OTHER

Minority Interests. The increase in income to minority interests of $0.6 million from $4.1 million in 2002 to $4.7 million in 2003 is the result of increased earnings at properties owned in partnership as well as an increase in the number of operating partnership units held by minority investors. Units which were issued in connection with our acquisition of Mount Vernon Shopping Center were partially offset by a decrease in units outstanding as a results of redemptions during the year.

Operating Income from Discontinued Operations. Operating income from discontinued operations represents the operating income of properties that have been disposed of which, under SFAS No. 144, are required to be reported separately from results of ongoing operations. The reported operating income of $3.2 million and $4.7 million in 2003 and 2002, respectively, represent the operating income for the period during which we owned the ten properties sold in 2003 and the six properties sold in 2002.

Loss on Abandoned Developments and Gain on Sale of Real Estate. The gain on sale of real estate in 2003 was $20.1 million from the disposal of properties. None of the properties sold in 2003 resulted in a loss. The gain in 2002 of $19.1 million is the result of the sale of six properties. The loss on abandoned developments in 2002 resulted from our change in business plan.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets. Prior to June 30, 2004, we divided our portfolio of properties into three operating regions: Northeast, Mid-Atlantic, and West.

Beginning with the three months ended September 30, 2004, we determined that our portfolio should be divided into two operating regions, rather than three. Property management teams consisting of regional directors, leasing agents, development staff and financial personnel each have responsibility for a distinct portfolio. The two regions into which we have divided our portfolio of properties are: East and West. As a result, our segment information for prior periods has been recalculated by combining our Northeast and Mid-Atlantic segments into the new East region.

The following selected key segment data presented is for the twelve months ended December 31, 2004, 2003 and 2002, except total assets and gross leasable area which are presented as of December 31 of each year. The results of operations of properties that have been sold during the period from January 1, 2004 to December 31, 2004 are excluded from property operating income data in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

	Key Segment Financial Data
	2004	2003	2002
	(In thousands)
East
Rental income	$291,840	$273,970	$260,975
Total revenue	$303,179	$284,231	$271,742
Property operating income	$210,140	$197,717	$190,726
Property operating income as a percent of total revenue	69.3%	69.6%	70.2%
Total assets	$1,264,135	$1,309,803	$1,206,665
Gross leasable area (square feet)	14,482	14,495	13,707

West
Rental income	$80,016	$64,087	$34,782
Total revenue	$91,095	$68,336	$38,350
Property operating income	$54,224	$38,435	$17,365
Property operating income as a percent of total revenue	59.5%	56.2%	45.2%
Total assets	$911,136	$751,717	$738,221
Gross leasable area (square feet)	2,408	1,739	1,538

EAST

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Florida, Illinois, and Michigan. As of December 31, 2004, the East segment consisted of 72 properties.

•	Total revenue in the East increased $19.0 million to $303.2 million in 2004 compared to $284.2 million in 2003. The increase in total revenue of 6.7% is attributable mainly to an increase in same center revenues of $9.8 million, an increase of $8.1 million from acquisitions and an increase of $1.0 million from other income. Total revenue in the East increased $12.5 million, or 4.6% to $284.2 million in 2003 compared to $271.7 million in 2002. The increase in 2003 relates primarily to increased rental revenue of $7.9 million revenue and recoveries from our existing portfolio and an increase of $4.6 million from acquisitions.

•	The percentage leased was 96%, 94% and 96% at December 31, 2004, 2003 and 2002, respectively. The percentage leased increased between 2003 and 2004 due partly to centers under redevelopment becoming leased and increased occupancy at Mercer Mall, South Valley Shopping Center and Mount Vernon Mall. The percentage of our East region properties leased decreased between 2002 and 2003 primarily as a result of our acquisitions of Mercer Mall, South Valley Shopping Center and Mount Vernon Mall in late 2003, as these properties had lower occupancy rates than our existing portfolio.

The ratio of property operating income to total revenue during the year ended December 31, 2004 decreased slightly from the same period of 2003 due mainly to increased rental revenues and cost recoveries being more than offset by increased operating expenses, primarily real estate tax expense. The ratio of property operating income to total rental income during the year ended December 31, 2003 decreased slightly from the same period of 2002 due mainly to a lower recovery rate on higher common area expenses, particularly due to the snow removal costs incurred in the first quarter of 2003.

WEST

The West region extends from Texas to the West Coast. As of December 31, 2004, 35 of our properties, including Santana Row, were located in the West region.

Total revenue in the West in 2004 increased $22.8 million to $91.1 million compared to $68.3 million in 2003. The increase in total revenue of 33.3% is largely attributable to increased rental revenue of $16.7 million, primarily at Santana Row and from our acquisition of Westgate Mall, and to increased other income, including termination fees, of $6.1 million. The increase in rental revenue was partially offset by a decrease in insurance proceeds of approximately $5.0 million. The insurance proceeds were reported as part of rental income as they relate largely to lost rents on the delayed opening of the residential and retail units and rental concessions to tenants due to the August 2002 fire at Santana Row.

Total revenue in the West in 2003 increased $30.0 million, or 78.2%, to $68.3 million compared to $38.3 million in 2002. The increase in total revenue is largely attributable to increased total revenues at Santana Row of approximately $21.3 million. In addition, approximately $8.0 million of the rental income from the insurance proceeds received related to the fire at Santana Row was recorded in 2003. Excluding the Santana Row revenue growth and the insurance proceeds, total revenue growth in 2003 was 4% as higher income in San Antonio, Texas and southern California more than offset lower revenue at our property at 150 Post Street in San Francisco, California.

For the West region, the percentage leased was 93%, 88% and 84% at December 31, 2004, 2003 and 2002, respectively. The Santana Row development added approximately 558,000 square feet of retail space to the West region since the end of 2001. The improved occupancy as of year-end 2004 compared to the end of 2003 is due largely to the acquisition of Westgate Mall and the leasing of additional space at Santana Row. The improved occupancy as of year-end 2003 compared to the end of 2002 is due largely to increases at Santana Row and Houston Street in San Antonio, Texas.

The West region’s property operating income margin to total revenue improved in 2004 over 2003 due primarily to growth in revenue at Santana Row and the acquisition of Westgate Mall. In 2003, we incurred a full year of operating expenses but rental revenues continued to grow as occupancy increased at this project. The West’s property operating income margin increased in 2003 compared to 2002 due increased revenues at Santana Row and decreased operating expenses resulting from leasing, marketing and other start-up activities related to the opening of Santana Row. The success of Santana Row and Houston Street in San Antonio, Texas will depend on many factors which are not entirely within our control. We monitor current and long-term economic forecasts for these markets in order to evaluate the long-term financial returns of these projects. The overall return on investment in the West segment significantly lags the East due to a generally lower basis in our East properties related to their earlier acquisition and to the phasing into service of Santana Row and Houston Street. We expect that the returns on investment in the West will continue to rise as these projects come into service but not necessarily to the same level of overall returns as generated in the other segments.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we generally generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our shareholders in the form of dividends. Our status as a REIT requires that we distribute at least 90% of our REIT taxable income each year, as defined in the Internal Revenue Code. Therefore, cash needed to execute our strategy and invest in new properties, as well as to pay our debt at maturity, must come from one or more of the following sources:

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

Cash and cash equivalents were $30.5 million and $35.0 million at December 31, 2004 and December 31, 2003, respectively.

Summary of Cash Flows

For the year ended December 31, 2004
(In thousands)
Cash provided by operating activities	$161,113
Cash used in investing activities	(154,273)
Cash used by financing activities	(11,333)

Decrease in cash and cash equivalents	(4,493)
Cash and cash equivalents, beginning of period	34,968

Cash and cash equivalents, end of period	$30,475

The cash provided by operating activities is primarily attributable to the operation of our properties and the change in working capital related to our operations.

We used cash of $154.3 million during the twelve months ended December 31, 2004 in investing activities, including the following:

•	$101.7 million for our acquisition of Westgate Mall, Shaw’s Plaza and several parcels of land,

•	capital expenditures of $59.2 million for development and redevelopment of properties including Santana Row,

•	maintenance capital expenditures of approximately $36.9 million,

•	$9.4 million capital contribution to a real estate partnership, and

•	an additional $3.2 million net advance under an existing mortgage note receivable;

offset by

•	$41.8 million in net sale proceeds from the sale of properties, and

•	$14.3 million of net proceeds from the condemnation of Magruder’s Center.

Our financing activities used $11.3 million of cash, which was composed of:

•	$117.8 million of proceeds from the issuance of common shares on April 7, 2004 and upon the exercise of options,

•	$75.0 million of proceeds from the issuance of notes payable;

offset by

•	$108.8 million used to pay dividends,

•	$48.4 million of net payments on our revolving credit facility,

•	$39.5 million used to pay off Medium Term Notes, and

•	$7.4 million representing the change in minority interests, relating to the buyouts of various operating partnership units.

Off-Balance Sheet Arrangements. Other than the joint venture described in the next paragraph and items disclosed in the Contractual Commitments Table below, we have no off-balance sheet arrangements as of December 31, 2004 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In July 2004, we entered into a joint venture arrangement by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the partnership, and Clarion owns 70%. The partnership plans to acquire up to $350 million of stabilized, supermarket-anchored, shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the partnership up to $42 million and $98 million, respectively, of equity capital to acquire properties through June 2006. Initially Clarion contributed $5.3 million in cash to the partnership, and we contributed Plaza del Mercado, a shopping center in Montgomery County, Maryland, which we acquired in 2003, at a contribution value of approximately $20.6 million. Concurrently with the contribution of Plaza del Mercado, the partnership obtained a $13.3 million, 10-year loan secured by the property, and we received proceeds of $18.6 million. We are the manager of the partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our partnership interest. In 2004 the venture acquired three shopping centers in the East for $55.2 million. We account for our interest in the partnership using the equity method. In total, at December 31, 2004, the partnership had $47.2 million of mortgage notes outstanding.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2004:

	Commitments Due by Period
	Total	2005 Less than 1 year	2006 – 2007 1-3 years	2008 – 2009 4-5 years	2010— after 5 years
	(In thousands)
Current and long-term debt	$1,145,057	$43,214	$361,236	$346,643	$393,964
Capital lease obligations, principal only	159,000	1,143	2,645	3,223	151,989
Operating leases	287,034	4,329	8,799	8,763	265,143
Real estate commitments	127,000	63,000	4,000	—	60,000
Development and redevelopment obligations	49,181	44,907	4,274	—	—
Restaurant joint ventures	2,718	2,718	—	—	—
Contractual operating obligations	9,330	6,152	3,108	70	—

Total contractual cash obligations	$1,779,320	$165,463	$384,062	$358,699	$871,096

In addition to the amounts set forth in the table above, the following potential commitments exist:

(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-

half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2004, our estimated maximum liability upon exercise of the put option would range from approximately $34 million to $38 million.

(b) Under the terms of two other partnerships which own properties in southern California with a cost of approximately $29 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash and the purchase price for the other partnership will be paid using a limited number of our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

(c) Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the area specified in the Agreement, or the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000, and the letter of credit remains outstanding. Our obligation under the Agreement is estimated to range from $1.6 million to $3.0 million. During the years ended December 31, 2004 and 2003 we funded approximately $434,000 and $360,000, respectively. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $700,000 as of December 31, 2004 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $700,000 currently accrued. We do not anticipate, however, that our obligation would exceed $600,000 in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

(d) Under the terms of various other partnerships, which own shopping center properties with a cost of approximately $88.5 million, including one of the two shopping centers purchased in the first quarter of 2003, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. In 2004 we paid $399,000 to redeem 9,767 of these operating units and issued 203,130 of our common shares to redeem the same amount of operating units.

On September 27, 2004, we issued 190,000 of our common shares valued at $8.6 million to a subsidiary. The shares have been pledged to secure a note in the amount of $8.6 million, which was issued in connection with the redemption by that subsidiary of certain of its outstanding limited partnership interests. The shares were issued in a private offering in reliance upon an exemption from the registration requirements of the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933. On February 1, 2004 the shares were sold. The proceeds from the sale were used to repay the $8.6 million note in full.

As of December 31, 2004, a total of 449,325 operating units are outstanding.

(e) A master lease for Mercer Mall includes a fixed purchase option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.

(f) In addition to our contractual obligations, we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. In addition, future rental commitments are not reflected as commitments until the underlying leased space has been delivered for use. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row.

Debt Financing Arrangements

As of December 31, 2004, we had total debt outstanding of $1.3 billion.

The following is a summary of our total debt outstanding as of December 31, 2004:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2004	Interest Rate as of December 31, 2004	Maturity Date
	(Dollars in thousands)
Mortgage Loans (1)
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston Street	345	189	7.500%	October 6, 2008
Mercer Mall	Acquired	4,639	8.375%	April 1, 2009
Federal Plaza	36,500	35,127	6.750%	June 1, 2011
Tysons Station	7,000	6,633	7.400%	September 1, 2011
Barracks Road	44,300	43,728	7.950%	November 1, 2015
Hauppauge	16,700	16,484	7.950%	November 1, 2015
Lawrence Park	31,400	30,994	7.950%	November 1, 2015
Wildwood	27,600	27,243	7.950%	November 1, 2015
Wynnewood	32,000	31,586	7.950%	November 1, 2015
Brick Plaza	33,000	32,533	7.415%	November 1, 2015
Mount Vernon (2)	13,250	12,829	5.660%	April 15, 2028

Total Mortgage Loans		$251,885

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	$1,977	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Revolving credit facilities (3)	300,000	55,000	LIBOR + 0.75%	October 8, 2006
Term note with banks	100,000	100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks (4)	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Escondido (Municipal Bonds) (5)	9,400	9,400	2.71%	October 1, 2016
Secured Fixed Rate
Loehmann’s Redemption Note (6)	8,629	8,629	2.34%	September 27, 2006

Total Notes Payable		$325,051

Senior Notes and Debentures
Unsecured Fixed Rate
6.625% Notes	40,000	$40,000	6.625%	December 1, 2005
6.99% Medium Term Notes (7)	40,500	40,500	6.894%	March 10, 2006
6.125% Notes (8)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
7.48% Debentures (9)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (10)	$40,000	40,000	6.820%	August 1, 2027

Subtotal		570,500
Unamortized Discount		(2,379)

Total Senior Notes and Debentures		$568,121
Capital Lease Obligations
Various		$159,000	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,304,057

1)	Mortgage loans do not include the Trust’s 30% share ($14.2 million) of the $47.2 million debt of the partnership with Clarion Lion Properties Fund.
2)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
3)

The maximum amount drawn under the facility during the first twelve months of 2004 was $165 million. The weighted average interest rate on borrowings under the facility for the twelve months ended December 31, 2004 was 2.2%.

4)	This loan bears interest at LIBOR plus 95 basis points. In January 2004, we purchased interest rate swaps or hedges on this note, which fixed the LIBOR portion of the interest rate at 2.401% through October 2006, resulting in an effective interest rate, assuming no change to our debt rating, of 3.351% through October 2006.
5)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly to be the interest rate, which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average interest rate for the twelve months ended December 31, 2004 was 2.71%. The property is not encumbered by a lien.
6)	The note requires interest on the principal balance at the Applicable Federal Rate established by the Internal Revenue Service for short-term debt instruments for the month of September 2004. This note was paid in full February 1, 2005.
7)	We purchased interest rate swaps at issuance (in 1998), thereby reducing the effective interest rate from 6.99% to 6.894%.
8)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.
9)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.
10)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to comply with a number of financial provisions using calculations of ratios and other amounts that are not normally useful to a financial statement reader and that are calculated in a manner that is not in accordance with GAAP. Accordingly, the numeric information set forth below is calculated as required by our various loan agreements rather than in accordance with GAAP. We have not included a reconciliation of this information to GAAP information because, in this case, there is no directly comparable GAAP measure, similarly titled GAAP measures are not relevant in determining whether or not we are in compliance with our financial covenants and we believe that the ratios on our material covenants are relevant to the reader. These covenants require us to:

•	limit the amount of debt so that our interest and other fixed charge coverage will exceed 1.75 to 1 (we maintained a ratio of 2.19 to 1 as of December 31, 2004);

•	limit the amount of debt as a percentage of total asset value to less than 0.55 to 1 (we maintained a ratio of 0.454 to 1 as of December 31, 2004);

•	limit the amount of secured debt as a percentage of total asset value to less than 0.30 to 1 (we maintained a ratio of 0.15 to 1 as of December 31, 2004);

•	limit the amount of unsecured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.75 to 1 (we maintained a ratio of 2.65 to 1 as of December 31, 2004); and

•	limit the total cost of development projects under construction to 15% or less of gross asset value (the budgeted total cost of our projects under construction at December 31, 2004 represented 2.8% of gross asset value).

We are also obligated to comply with other covenants, including, among others, provisions:

•	relating to the maintenance of any property securing a mortgage;

•	restricting our ability to pledge assets or create liens;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases at properties securing a mortgage;

•	restricting our ability to enter into transactions with affiliates; and

•	restricting our ability to consolidate, merge or sell all or substantially all of our assets.

As of December 31, 2004, we were in compliance with all of the financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of December 31, 2004 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

	Secured	Capital Lease	Unsecured		Total
	(In thousands)
2005	$3,047	$1,143	$40,167		$44,357
2006	3,581	1,271	204,314	(1)	209,166	(1)
2007	3,858	1,374	149,483		154,715
2008	13,633	1,512	150,226		165,371
2009	8,551	1,711	174,233		184,495
2010 and thereafter (2)	219,215	151,989	174,749		545,953

	$251,885	$159,000	$893,172		$1,304,057

(1)	Includes $55 million outstanding under our revolving credit facility.
(2)	Includes $13.1 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013 and $90 million of unsecured debt that may be called by the holders beginning August 1, 2007 as to $40 million thereof and beginning August 15, 2008 as to $50 million thereof.

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

In January 2004, to hedge our exposure to interest rate fluctuations on our $150 million, five-year term loan issued in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. Upon entering into the swap, the interest rate was fixed, assuming no change to our debt rating, at 3.351% on notional amounts totaling $150 million through October 2006. On the January 2004 hedge, we are exposed to credit loss in the event of non-performance by the counterparty to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparty. The counterparty has a long-term debt rating of “A” by Standard and Poor’s Ratings Service and “A1” by Moody’s Investors Service as of December 31, 2004. Although our swap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The swap has been documented as a cash flow hedge and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swap at its fair value is recorded as a component of other comprehensive income within shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet.

The two remaining hedging instruments involved an interest rate swap associated with our 6.99% Medium Term Notes and an interest rate lock purchased in 2002 in connection with our 6.125% Notes and are described in more detail in Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Hedging.”

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

Funds From Operations

Funds FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performance NAREIT defines FFO as follows: net income, computed in accordance with the U.S. GAAP, plus depreciation and amortization of real estate assets and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities. It should be noted that FFO:

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the year ended December 31,
	2004	2003
	(In thousands, except per share data)
Net income	$84,156	$94,497
(Gain) on sale of real estate	(14,052)	(20,053)
Depreciation and amortization of real estate assets	81,649	68,202
Amortization of initial direct costs of leases	7,151	5,801
Depreciation of joint venture real estate assets	187	—

Funds from operations	159,091	148,447
Dividends on preferred stock	(11,475)	(15,084)
Income attributable to operating partnership units	1,055	1,317
Preferred stock redemption costs	—	(3,423)

Funds from operations available for common shareholders	$148,671	$131,257

Weighted average number of common shares, diluted	52,257	48,619
Funds from operations available for common shareholders, per diluted share	$2.85	$2.70

Item 7A. Quantitative and Qualitative Disclosures About Mark et Risk

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

Fixed Interest Rate Debt. The majority of our outstanding debt obligations (maturing at various times through 2028 or through 2077 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments, however. At December 31, 2004 we had $1.1 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at December 31, 2004 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $11.4 million. If interest rates on our fixed-rate debt instruments at December 31, 2004 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $11.4 million.

Variable Interest Rate Debt. We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2004, we had $164.4 million of variable rate debt outstanding. Based upon this balance of variable rate debt, if interest rates increased 1.0%, our interest expense would increase by approximately $1.6 million, and our net income and cash flows for the year would decrease by approximately $1.6 million. If interest rates decreased 1.0%, our interest expense would decrease by approximately $1.6 million, and our net income and cash flows for the year would increase by approximately $1.6 million.

Interest Rate Hedging

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio.

Cash Flow Hedging. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. During the year ended December 31, 2004, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt. As of December 31, 2004, the Company had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.”

A more detailed description of these derivative financial instruments is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate Hedging.”

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

In anticipation of a $150 million Senior Unsecured Note offering, on August 1, 2002, we entered into a treasury lock that fixed the benchmark five year treasury rate at 3.472% through August 19, 2002. The rate lock was documented as a cash flow hedge of a forecasted transaction and designated as effective at the inception of the contract. On August 16, 2002, we priced the Senior Unsecured Notes with a scheduled closing date of August 21, 2002 and closed out the associated rate lock. Five-year treasury rates declined between the pricing period and the settlement of the hedge purchase; therefore, to settle the rate lock, we paid $1.5 million. As a result of the August 19, 2002 fire at Santana Row, we were not able to proceed with the note offering at that time. However, we consummated a $150 million Senior Unsecured Note offering on November 15, 2002, and thus, the hedge loss is being amortized into interest expense over the life of the related Notes.

We also purchased an interest rate swap with a face amount of $40.5 million upon issuance of our 6.99% Medium Term Notes, which reduced the effective interest rate from 6.99% to 6.894%.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Internal Controls

Trustees and shareholders of Federal Realty Investment Trust

We have audited management’s assessment, included in the accompanying Management Assessment Report on Internal Controls, that Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (the Trust) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

An organization’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An organization’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the organization; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the organization are being made only in accordance with authorizations of management and directors of the organization; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the organization’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Trust and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 2, 2005, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Vienna, Virginia

March 2, 2005

Management Assessment Report on Internal Controls

The management of Federal Realty is responsible for establishing and maintaining adequate internal control over financial reporting. Establishing and maintaining internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive officer and Senior Vice President and Chief Financial Officer, as appropriate, and effected by our employees, including management and our board of trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

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

Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective based on those criteria, as of the end of our most recent fiscal year.

Federal Realty’s independent registered public accounting firm have issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page F-1.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders of Federal Realty Investment Trust

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (the Trust) as of December 31, 2004 and 2003, and the related consolidated statements of operations, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Realty Investment Trust and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedules III and IV are presented for the purposes of additional analysis and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2005, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Vienna, Virginia

March 2, 2005

Federal Realty Investment Trus t

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except share data)
ASSETS
Real estate, at cost
Operating	$2,666,276	$2,406,076
Discontinued operations	—	64,073

	2,666,276	2,470,149
Less accumulated depreciation and amortization	(595,338)	(514,177)

Net real estate investments	2,070,938	1,955,972
Cash and cash equivalents	30,475	34,968
Accounts and notes receivable	34,849	31,207
Mortgage notes receivable	42,909	41,500
Investment in real estate partnership	9,631	—
Prepaid expenses and other assets	71,767	69,335
Debt issuance costs, net of accumulated amortization of $5,549, and $3,111, respectively	6,327	8,203

	$2,266,896	$2,141,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$251,885	$254,871
Obligations under capital leases	159,000	159,486
Notes payable	325,051	361,323
Senior notes and debentures	568,121	532,750
Accounts payable and accrued expenses	80,558	61,018
Dividends payable	28,242	26,021
Security deposits payable	7,745	7,208
Other liabilities and deferred credits	36,806	17,552

Total liabilities	1,457,408	1,420,229
Minority interests	18,954	29,582
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares issued in 2001	135,000	135,000
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 53,616,827 and 50,670,851 issued, respectively	536	506
Additional paid in capital	1,108,213	980,227
Accumulated dividends in excess of Trust net income	(416,026)	(386,738)

	827,723	728,995
Less:
1,480,202 and 1,470,275 common shares in treasury—at cost, respectively	(28,786)	(28,445)
Deferred compensation on restricted shares	(8,641)	(5,474)
Notes receivable from employee stock plans	(2,083)	(3,615)
Accumulated other comprehensive income (loss)	2,321	(87)

Total shareholders’ equity	790,534	691,374

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,266,896	$2,141,185

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Tr ust

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Revenue
Rental income	$371,856	$338,057	$295,757
Other property income	17,503	10,407	10,565
Mortgage interest income	4,915	4,103	3,770

	394,274	352,567	310,092

Expenses
Rental	91,614	82,289	71,767
Real estate taxes	38,296	34,126	30,234
General and administrative	18,164	11,820	13,790
Restructuring	—	—	22,269
Depreciation and amortization	89,709	74,468	63,172

	237,783	202,703	201,232

Operating income	156,491	149,864	108,860
Other interest income	1,506	1,274	1,380
Interest expense	(85,058)	(75,232)	(65,004)
Income from real estate partnership	205	—	—
Minority interests	(4,170)	(4,670)	(4,112)

Income from continuing operations	68,974	71,236	41,124
Discontinued operations
Operating income from discontinued operations	1,130	3,208	4,709
Gain on sale of real estate	14,052	20,053	19,101
Loss on abandoned developments held for sale	—	—	(9,647)

Results from discontinued operations	15,182	23,261	14,163

Net income	84,156	94,497	55,287
Dividends on preferred stock	(11,475)	(15,084)	(19,425)
Preferred stock redemption costs	—	(3,423)	—

Net income available for common shareholders	$72,681	$75,990	$35,862

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations available for common shareholders	$1.13	$1.11	$0.52
Income from discontinued operations	0.29	0.49	0.34

	$1.42	$1.60	$0.86

Weighted average number of common shares, basic	51,008	47,379	41,624
EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations available for common shareholders	$1.12	$1.11	$0.52
Income from discontinued operations	0.29	0.48	0.33

	$1.41	$1.59	$0.85

Weighted average number of common shares, diluted	51,547	48,619	42,882

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Year ended December 31,
	2004			2003			2002
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital
	(In thousands, except share data)
Common shares of beneficial interest
Balance, beginning of year	50,670,851	$507	$980,227	44,996,382	$450	$818,290	41,524,165	$417	$730,835
Exercise of stock options	348,888	3	8,586	2,124,869	21	50,749	951,971	9	20,857
Shares issued under dividend reinvestment plan	82,391	1	3,439	109,835	1	3,541	134,247	1	3,488
Performance and restricted shares granted, net of restricted shares retired	84,617	1	3,632	138,568	1	3,960	98,092	—	2,468
Reclassification for preferred stock redemption	—	—	—	—	—	3,423	—	—	—
Issuance of shares in public offering	2,186,749	22	99,011	3,236,245	32	98,368	2,185,000	22	56,631
Shares issued to purchase operating partnership units	203,130	2	8,686	64,952	1	1,896	100,000	1	2,769
Accelerated vesting of options and restricted shares	—	—	—	—	—	—	—	—	1,165
Shares issued to purchase partnership interest	40,201	—	1,862	—	—	—	2,907	—	77
Stock compensation associated with variable accounting	—	—	2,770	—	—	—	—	—	—

Balance, end of period	53,616,827	$536	$1,108,213	50,670,851	$506	$980,227	44,996,382	$450	$818,290

Accumulated dividends in excess of Trust net income
Balance, beginning of year		$(386,738)			$(368,839)			$(322,428)
Net income		84,156			94,497			55,287
Dividends declared to common shareholders		(101,969)			(93,889)			(82,273)
Preferred share dividends and redemption costs		(11,475)			(18,507)			(19,425)

Balance, end of period		$(416,026)			$(386,738)			$(386,839)

Common shares of beneficial interest in Treasury
Balance, beginning of year	(1,470,275)	(28,445)		(1,461,147)	$(28,193)		(1,452,926)	$(27,990)
Performance and restricted shares forfeited	(9,927)	(341)		(9,128)	(252)		(8,221)	(203)

Balance, end of period	(1,480,202)	$(28,786)		(1,470,275)	$(28,445)		(1,461,147)	$(28,193)

Deferred compensation on restricted shares
Balance, beginning of year	(220,666)	$(5,474)		(153,993)	$(2,657)		(666,656)	$(15,005)
Performance and restricted shares issued, net of forfeitures	(72,166)	(3,099)		(118,400)	(3,371)		(73,821)	(1,763)
Vesting of performance and restricted shares	65,928	(68)		51,727	554		586,484	14,111

Balance, end of period	(226,904)	$(8,641)		(220,666)	$(5,474)		(153,993)	$(2,657)

Subscriptions receivable from employee stock plans
Balance, beginning of year	(156,274)	$(3,615)		(184,063)	$(5,151)		(218,555)	$(7,245)
Subscription loans issued	(16,899)	(411)		(87,641)	(1,999)		(93,469)	(2,986)
Subscription loans paid	91,800	1,943		115,430	3,535		127,961	5,080

Balance, end of period	(81,373)	$(2,083)		(156,274)	$(3,615)		(184,063)	$(5,151)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$(87)			$(4,613)			$(4,293)
Change due to recognizing (loss) gain on securities		27			(92)			(44)
Change in valuation on interest rate swap		2,381			3,563			(276)
Loss on interest rate hedge transaction		—			1,055			—

Balance, end of period		$2,321			$(87)			$(4,613)

Comprehensive income
Net income		$84,156			$94,497			$55,287
Change due to recognizing loss on securities		27			(92)			(44)
Change in valuation on interest rate swap		2,381			3,563			(276)
Loss on interest rate hedge transaction		—			1,055			—

Total comprehensive income		$86,564			$99,023			$54,967

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
	(in thousands)
OPERATING ACTIVITIES
Net income	$84,156	94,497	$55,287
Items not requiring cash outlays
Depreciation and amortization, including discontinued operations	90,438	74,616	64,529
Gain on sale of real estate	(14,052)	(20,053)	(19,101)
Loss on abandoned developments held for sale	—	—	9,647
Equity in income from real estate partnership	(205)	—	—
Non-cash portion of restructuring expense	—	—	19,586
Other, net	3,336	1,399	2,076
Changes in assets and liabilities
Increase in accounts and notes receivable	(1,879)	(13,417)	(4,070)
Increase in prepaid expenses and other assets	(4,610)	(20,364)	(17,046)
Increase in accounts payable, security deposits and prepaid rent	1,394	4,147	2,996
Increase in accrued expenses	2,535	634	4,334

Net cash provided by operating activities	161,113	121,459	118,238

INVESTING ACTIVITIES
Acquisition of real estate	(101,688)	(50,629)	—
Investment in real estate partnership	(9,426)	—	—
Capital expenditures—development and redevelopment	(59,251)	(153,602)	(250,756)
Capital expenditures—other	(36,861)	(20,922)	(14,180)
Santana Row fire insurance proceeds reducing cost basis	—	95,895	21,000
Proceeds from sale of real estate	56,125	43,909	62,544
(Issuance) repayment of mortgage notes receivable, net	(3,172)	(4,991)	6,479

Net cash used in investing activities	(154,273)	(90,340)	(174,913)

FINANCING ACTIVITIES
Net (repayment) borrowings under revolving credit facility	(44,750)	28,750	27,000
Repayment of construction financing, net of costs	—	—	(60,718)
Issuance of notes, net of costs	—	125,000	148,746
Issuance of senior debentures	75,000	—	—
Repayment of senior debentures	(39,500)	(75,000)	(25,000)
Repayment of mortgages, capital leases and notes payable, net	(3,623)	(42,913)	(4,627)
Redemption of Series A preferred shares	—	(100,000)	—
Issuance of common shares	117,739	151,614	76,701
Dividends paid	(108,756)	(104,802)	(96,461)
Decrease of minority interests, net	(7,443)	(1,923)	(3,406)

Net cash (used in) provided by financing activities	(11,333)	(19,274)	62,235

(Decrease) increase in cash	(4,493)	11,845	5,560
Cash, beginning of year	34,968	23,123	17,563

Cash, end of year	$30,475	34,968	$23,123

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality community and neighborhood shopping centers and main street mixed-use properties located primarily in densely developed urban and suburban areas in strategic metropolitan markets in the Mid-Atlantic and Northeast regions and California.

We operate in a manner intended to enable us to qualify as a real estate investment trust for federal income tax purposes. A trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, federal income taxes have been and are generally expected to be immaterial. We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states. Such state taxes have not been material.

Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and numerous partnerships and limited liability companies, which we control. The equity interests of other investors are reflected as “minority interests.” All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control or manage, using the equity method of accounting.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP,” requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.

Revenue Recognition and Accounts Receivable. Our leases with tenants are classified as operating leases. Minimum rents are recognized on a straight-line basis over the terms of the related leases net of valuation adjustments based on management’s assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based on gross tenant sales, are recognized at the end of the lease year or other period in which we have determined that tenants sales’ thresholds have been reached and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the expenditures occurred. We make estimates of the collectibility of our accounts receivable related to base rents, including straight line rentals, expense reimbursements and other revenue or income. In some cases the ultimate collectibility of these claims extends beyond one year. We generally do not recognize income from straight-line rents due beyond ten years due to uncertainty of collection. At December 31, 2004 and December 31, 2003 our allowance for doubtful accounts was $7.6 million and $8.5 million, respectively.

Real Estate. Land, buildings and real estate under development are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, respectively. Upon termination of a lease, undepreciated tenant improvement costs are charged to operations if the assets are replaced and the asset and the corresponding accumulated depreciation are retired. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from three to 15 years. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate”, sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The gain or loss resulting from the sale of properties is included in net income at the time of sale.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as values of individual leases in place at the time of acquisition and to current assets and liabilities acquired, if any. The value allocated to in place leases is amortized over the original lease term and reflected as rental income in the statement of operations.

When applicable as lessee, we classify our leases of land and buildings as operating or capital leases in accordance with the provisions of SFAS No. 13, “Accounting for Leases”.

Certain external and internal costs directly related to the development, redevelopment and leasing of real estate including applicable salaries and their related direct costs are capitalized in accordance with GAAP. The capitalized costs associated with developments, redevelopments and leasing are depreciated or amortized over the life of the improvement or lease, whichever is shorter. Unamortized leasing costs are charged to operations if the applicable tenant vacates before the expiration of its lease.

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

Prepaid Expenses and Other Assets. Consists primarily of lease commissions and property taxes. Also included are the premiums paid for split dollar life insurance covering several officers and former officers which were approximately $4.4 million and $3.8 million at December 31, 2004 and December 31, 2003.

Debt Issue Costs. Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the life of the related issue using the effective interest method. Upon conversion or in the event of early redemption, any unamortized costs are expensed.

Risk Management. We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, in order to manage interest rate risk. Derivatives are not purchased for speculation. There were no open derivative contracts at December 31, 2003. In January 2004, to hedge our exposure to interest rates on our $150 million five-year term loan issued in October 2003, we entered into interest rate swaps, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006.

Acquisition, Development and Construction Loan Arrangements. We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. Using guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled “ADC Arrangements” (“the Third Notice”), we evaluate each investment to determine whether the loan arrangement qualifies under the Third Notice as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. Generally, we receive additional interest on these loans, however we never receive in excess of 50% of the residual profit in the project (as defined in the Third Notice) and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof) the loans qualify for loan accounting. The amounts under ADC arrangements at December 31, 2004 and 2003 were $42.9 million and $41.5 million respectively and interest income recognized thereon was $4.9 million and $4.1 million, respectively.

Comprehensive Income. Our interest rate swaps were documented as cash flow hedges and designated as effective at inception of the swap contract, therefore, the unrealized gain or loss upon measuring the swaps at their fair market value is recorded as a component of other comprehensive income within shareholders’ equity. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, investments purchased in connection with our nonqualified deferred compensation plan are classified as available for sale securities and reported at fair value. Unrealized gains or losses on these investments purchased to match our obligation to the participants is also recorded as a component of other comprehensive income. At December 31, 2004 these investments consisted of mutual funds and are stated at market value.

Earnings Per Share. We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS excludes dilution and is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in our earnings. In 2004 the inclusion of operating partnership units had an anti-dilutive effect upon the calculation of income from continuing operations per share. Accordingly, the impact of these 709,700 units have not been included in the determination of diluted earnings per share calculations.

The following table sets forth the reconciliation between basic and diluted EPS:

	Year ended December 31,
	2004	2003	2002
	(in thousands except per share data)
Income for calculation of basic earnings per share
Income from continuing operations	$68,974	$71,236	$41,124
Less: Preferred stock dividends	(11,475)	(15,084)	(19,425)
Less: Preferred stock redemption costs	—	(3,423)	—

Income from continuing operations available for common shareholders	57,499	52,729	21,699
Income from discontinued operations	15,182	23,261	14,163

Net income available for common shareholders, basic	$72,681	$75,990	$35,862

Weighted average number of common shares, basic	51,008	47,379	41,624
Basic Earnings Per Share
Income from continuing operations	$1.13	$1.11	$0.52
Income from discontinued operations	0.29	0.49	0.34

Net income available for common shareholders, basic	$1.42	$1.60	$0.86

Income for calculation of diluted earnings per share
Income from continuing operations available for common shareholders	$57,499	$52,729	$21,699
Income attributable to operating partnership units	—	1,317	740

Income from continuing operations for diluted earnings per share	57,499	54,046	22,439
Income from discontinued operations	15,182	23,261	14,163

Net income available for common shareholders, diluted	$72,681	$77,307	$36,602

Weighted average number of common shares, basic	51,008	47,379	41,624
Effect of dilutive securities
Stock option awards	539	412	417
Operating partnership units	—	828	841

Weighted average number of common shares, diluted	51,547	48,619	42,882

Diluted earnings per share
Income from continuing operations	$1.12	$1.11	$0.52
Income from discontinued operations	0.29	0.48	0.33

Net income available for common shareholders, diluted	$1.41	$1.59	$0.85

Stock-Based Compensation. In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” as an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based compensation. Stock options are accounted for using the intrinsic method in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant and the number of shares is fixed or certain, no compensation expense is recognized. In addition, certain of our stock-based compensation arrangements provide for performance-based vesting which calls for the use of “variable plan accounting” whereby compensation expense is periodically recorded for the intrinsic value of vested shares. Historically, compensation arising from such arrangements has not been material to operations. In November 2004, the Financial Accounting Standards Board issued FASB No. 123(R) which changes the accounting required for stock options. FASB No. 123(R) is required to be implemented in fiscal quarters which begin after June 15, 2005. When implemented by the Trust, we estimate the impact to be a reduction of net income of $0.2 million and $0.4 million in fiscal 2005 and 2006, respectively.

The pro forma information required under SFAS No. 148 is as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands except per share data)
Net income, as reported	$84,156	$94,497	$55,287
Stock-based employee compensation cost included in net income	—	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123, net of tax	(385)	(606)	(432)

Pro Forma Net Income—Basic	$83,771	$93,891	$54,855

Earnings Per Share:
Basic, as reported	$1.42	$1.60	$0.86
Basic, pro forma	$1.42	$1.59	$0.85
Net income available for common shareholders—diluted	$72,681	$77,307	$36,602
Stock-based employee compensation cost included in net income	—	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123, net of tax	(385)	(606)	(432)

Pro Forma Net Income—Diluted	$72,296	$76,701	$36,170

Earnings Per Share:
Diluted, as reported	$1.41	$1.59	$0.85
Diluted, pro forma	$1.40	$1.58	$0.84

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense and depreciation and amortization on the December 31, 2002 Consolidated Statements of Operations have been reclassified to operating income from discontinued operations to assure comparability of all periods presented. In addition, certain income statement accounts and balance sheet accounts have been reclassified to assure comparability of all periods presented.

Redemption of preferred stock. On June 13, 2003, we redeemed our $100 million 7.95% Series A Cumulative Redeemable Preferred Shares at their face value. The original issuance costs of $3.4 million were charged to shareholders’ equity in 1997, when the shares were issued. On July 31, 2003, the Emerging Issues Task Force provided clarification on the treatment of the difference between the redemption value and the carrying value, adjusting for issuance costs, for GAAP financial reporting. As a result of this change in accounting presentation, our Consolidated Statement of Operations for the year ended December 31, 2003 reflects a charge of $3.4 million in “Preferred stock redemption costs” as a reduction of net income in computing net income available for common shareholders.

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

As of December 31, 2004, we have invested approximately $8.1 million in the restaurant joint ventures, principally to fund buildout costs of each restaurant. Of this amount, $6.8 million has been capitalized as an investment in these ventures and $1.3 million was expensed in 2002 to reflect our estimate of the permanent impairment of our investment in two of these ventures due principally to declining economic conditions. During 2004 and 2003, respectively, we recognized $1.1 million in income and $0.2 million in loss from restaurant joint ventures and received distributions of $2.0 million and $0.6 million. We are currently committed to invest a total of $11 million in these ventures and as such, our maximum exposure to further losses as a result of involvement in these ventures is $9.7 million at December 31, 2004.

Statement of Financial Accounting Standards No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which clarifies the accounting and reporting for derivative instruments. The statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Trust’s financial statements.

Statement of Financial Accounting Standards No. 150. In May 2003, the FASB issued SFAS No 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses the classification and measurement of freestanding financial instruments, including mandatorily redeemable preferred and common stock, and requires an issuer to classify certain instruments as liabilities. The adoption of SFAS No. 150 did not have material effect on the Trust’s financial Statements.

NOTE 2. REAL ESTATE AND ENCUMBRANCES

A summary of our real estate investments at December 31, 2004 and 2003 is as follows:

	Cost	Accumulated depreciation and amortization	Encumbrances
	(In thousands)
2004
Retail and mixed-use properties	$2,377,099	$504,886	$251,885
Retail properties under capital leases	262,431	83,574	159,000
Residential	26,746	6,878	—

	$2,666,276	$595,338	$410,885

2003
Retail and mixed-use properties	$2,197,276	$434,063	$254,871
Retail properties under capital leases	246,143	73,767	159,486
Residential	26,730	6,347	—

	$2,470,149	$514,177	$414,357

Retail and mixed-use properties includes the residential portion of our Santana Row development property. The residential property investments comprised our investments in Rollingwood Apartments and Crest Apartments at Congressional Plaza.

Real Estate Transactions—2004

On March 31, 2004, we acquired Westgate Mall, a 637,000 square foot shopping center located in San Jose, California. The purchase price of the property of $97.0 million was paid from borrowings under our revolving credit facility, which were subsequently repaid from the proceeds of our April 2004 common equity offering. Approximately $1.7 million of the net assets acquired were allocated to prepaids and other assets for “above-market leases,” while $18.0 million was allocated to other liabilities and deferred credits for “below-market leases,” to account for the fair value assigned to the assumed leases at the property as non-cash transaction. Amounts associated with above and below market leases are amortized over the related lease terms. Amortization is included in rental income on the consolidated statement of operations.

On June 3, 2004, we sold a parcel of land at the Village at Shirlington in Arlington, Virginia, for $4.9 million. This transaction was related to a previous land sale to Arlington County for $0.3 million, which closed in March 2004. The combined transactions resulted in a net gain of $2.8 million.

On June 14, 2004, Magruder’s Center in Rockville, Maryland, which was owned by one of our partnerships, was condemned by the City of Rockville in order to facilitate the redevelopment of the Rockville Town Center. We received $14.3 million in condemnation proceeds from the City of Rockville, resulting in a gain of $5.4 million.

In July 2004, at a contribution value of approximately $20.6 million, we contributed Plaza del Mercado to a newly formed joint venture in exchange for a 30% ownership interest and $18.6 million of proceeds. The joint venture simultaneously financed the property with a $13.3 million 10-year secured loan. We recognized a gain of $0.1 million on this transaction.

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

On October 1, 2004 we paid $0.8 million to purchase 15% of the partnership interests in Street Retail Tempe, LLC, giving us 100% ownership of 501 South Mill located in Tempe, Arizona.

On October 12, 2004 we purchased Shaw’s Plaza, located in Carver, Massachusetts for $4.0 million. The allocation of the purchase price to assets acquired resulting in no value being allocated to “above-market leases” or “below-market leases.”

On November 10, 2004 we issued 40,201 of our common shares in a non-cash transaction to purchase 10% of the partnership interests in Street Retail West 10, LP, giving us 100% ownership of 214 Wilshire Boulevard, located in Santa Monica, California.

On December 15, 2004 we sold one building on West Hartford, Connecticut and two buildings in Avon, Connecticut for a total of $11.2 million, resulting in a gain of approximately $3.6 million.

On December 29, 2004 we sold one property in Evanston, Illinois for $4.0 million, resulting in a gain of $1.3 million.

Results of properties sold constitute discontinued operations and as such, the accompanying financial statements have been restated to reclassify the operations of these properties as discontinued operations. A summary of the financial information for the discontinued operations is as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Revenue from discontinued operations	$3,135	$6,745	$8,859
Income from operations of discontinued operations	$1,130	$3,208	$4,709

Mortgages payable and capital lease obligations are due in installments over various terms extending to 2028 and 2060, respectively, with interest rates ranging from 3.14% to 11.25%. Certain of the capital lease obligations require additional interest payments based upon property performance.

The following is a summary of mortgages payable as of December 31, 2004:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2003	Principal Balance as of December 31, 2004	Interest Rate as of December 31, 2004	Maturity Date
	(Dollars in thousands)
Mortgage Loans
Leesburg Plaza	$9,900	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston St.	345	230	189	7.500%	October 6, 2008
Mercer Mall	Acquired	4,693	4,639	8.375%	April 1, 2009
Federal Plaza	36,500	35,543	35,127	6.750%	June 1, 2011
Tysons Station	7,000	6,753	6,633	7.400%	September 1, 2011
Barracks Road	44,300	44,222	43,728	7.950%	November 1, 2015
Hauppauge	16,700	16,670	16,484	7.950%	November 1, 2015
Lawrence Park	31,400	31,344	30,994	7.950%	November 1, 2015
Wildwood	27,600	27,551	27,243	7.950%	November 1, 2015
Wynnewood	32,000	31,943	31,586	7.950%	November 1, 2015
Brick Plaza	33,000	32,936	32,533	7.415%	November 1, 2015
Mount Vernon	13,250	13,086	12,829	5.660%	April 15, 2028

Total Mortgage Loans		$254,871	$251,885

Scheduled principal payments on mortgage loan indebtedness as of December 31, 2004 are as follows:

Year ending December 31,
(In thousands)
2005	$3,047
2006	3,581
2007	3,858
2008	13,633
2009	8,551
Thereafter	219,215

$251,885

Future minimum lease payments and their present value for property under capital leases as of December 31, 2004, are as follows:

Year ending December 31,
(In thousands)
2005	$15,637
2006	15,799
2007	15,911
2008	16,075
2009	16,351
Thereafter	612,626

692,399
Less amount representing interest	(533,399)

Present value	$159,000

Our 106 retail properties at December 31, 2004 are located in 14 states and the District of Columbia. There are approximately 2,200 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.3% of annualized base rent.

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

Minimum future commercial property rentals on noncancelable operating leases, before any reserve for uncollectible amounts, on operating properties as of December 31, 2004 are as follows:

(In thousands)
Year ending December 31,
2005	$286,493
2006	270,291
2007	245,972
2008	217,290
2009	185,809
Thereafter	1,191,087

$2,396,942

Income Statement Components

The principal components of rental income are as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Minimum rents
Retail and commercial	$281,152	$259,243	$230,231
Residential	12,486	9,151	3,829
Cost reimbursement	72,424	63,511	56,078
Percentage rent	5,794	6,152	5,619

Total rental income	$371,856	$338,057	$295,757

The income statement adjustment recorded to recognize rent on a straight-line basis was an increase to minimum rents of $3.6 million, $1.9 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, minimum rents includes $1.6 million and $0.3 million to recognize income for market lease adjustments in accordance with Statement of Financial Accounting Standards No. 141 for the years ended December 31, 2004 and 2003, respectively.

The principal components of rental expense are as follows:

	Year ended December 31,
	2004	2003	2002
	(In thousands)
Repairs and maintenance	$24,351	$23,913	$18,380
Utilities	15,274	12,846	8,868
Management fees and costs	13,172	10,520	11,823
Insurance	8,145	7,865	4,144
Payroll—properties	7,753	7,840	5,809
Ground rent	5,389	5,096	4,801
Other	17,530	14,209	17,942

	$91,614	$82,289	$71,767

NOTE 3. MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable of $42.9 million are due over various terms from March 2005 to May 2021 and have a weighted average interest rate of 11.25%. Under the terms of certain of these mortgages, we will receive additional interest based upon the gross income of the secured properties and, upon sale of the properties, we will share in the appreciation of the properties. The carrying value of mortgage notes receivable was reduced in 2004 with an allowance for collectibility of $4.4 million. For one mortgagee note, the mortgage can accrue up to an additional $3.1 million of unpaid interest under the mortgage.

On February 1, 2002, we redeemed the minority partner’s interest in Santana Row in exchange for a $2.6 million investment in a partnership. We made a $5.9 million loan to the partnership in January 2001 that was due February 28, 2003 but was not repaid on the due date. The loan was renegotiated with an interest rate of 6.0%. The loan is secured by an office building in San Francisco, California and is due to mature on March 31, 2005. Interest on the loan is current through December 31, 2004 and based in part on the value of the underlying collateral, we believe the loan is collectible and as such, no reserve has been established at this time.

NOTE 4. REAL ESTATE PARTNERSHIP

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $42 million and $98 million, respectively, of equity capital to acquire properties through June 2006. Initially Clarion contributed $5.3 million in cash to the Partnership, and we contributed Plaza del Mercado, a shopping center in Montgomery County, Maryland, which we acquired in 2003, at a contribution value of approximately $20.6 million. Concurrently with the contribution of Plaza del Mercado, the Partnership obtained a $13.3 million, 10-year loan secured by the property, and we received proceeds of $18.6 million. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. In 2004, the Partnership acquired three shopping centers in the East for $55.2 million. We account for our interest in the Partnership using the equity method, as described in “Note 1. Summary of Significant Accounting Policies – Variable Interest Entities.” In total, at December 31, 2004, the partnership had $47.2 million of mortgage notes outstanding.

The following are the summarized financial results from inception (July 1, 2004) to December 31, 2004 and the financial position of the Partnership as of December 31, 2004:

Period Ended December 31, 2004
(In thousands)
Revenue	$2,489
Depreciation and amortization	(626)
Other operating expenses	(565)
Interest expense	(616)

Net income	$682

As of December 31, 2004
(In thousands)
Real estate at cost	$80,970
Less accumulated depreciation and amortization	(625)

Net real estate investments	$80,345
Other assets	5,527

Total assets	$85,872

Mortgages payable	$47,225
Other liabilities	6,544

Total liabilities	53,769
Partners’ capital	$32,103

Total liabilities and partners’ capital	$85,872

For the loans secured by Plaza del Mercado, Campus Plaza and Pleasant Shops, we are the guarantor for the obligations of the joint venture, which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by us, using available market information and appropriate valuation methods. Considerable judgment is necessary to develop estimates of fair value. The estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.

We estimate the fair value of our financial instruments using the following methods and assumptions: (1) quoted market prices, when available, are used to estimate the fair value of investments in marketable debt and equity securities; (2) quoted market prices were used to estimate the fair value of our marketable convertible subordinated debentures; (3) discounted cash flow analyses are used to estimate the fair value of mortgage notes receivable and payable, using our estimate of current interest rates for similar notes in 2004, the carrying amount on the balance sheet was used to approximate fair value for mortgage notes receivable since these notes are for specific deals, some contain participation provisions based on the property performance and also are convertible into ownership of the properties; (4) carrying amounts on the balance sheet approximate fair value for cash, accounts payable, accrued expenses and short term borrowings. Notes receivable from officers are excluded from fair value estimation since they have been issued in connection with employee stock ownership programs.

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Cash & equivalents	$30,475	$30,475	$34,968	$34,968
Investments	9,135	9,135	8,919	8,919
Mortgage notes receivable	42,909	42,909	41,500	41,500
Mortgages and notes payable	576,936	600,431	616,194	640,957
Senior notes	$568,121	$613,529	$532,750	$592,300

NOTE 6. NOTES PAYABLE

Our notes payable consist of the following, as of December 31:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2003	Principal Balance as of December 31, 2004	Interest Rate as of December 31, 2004	Maturity Date
	(Dollars in thousands)
Notes Payable
Perring Plaza Renovation	$3,087	$2,128	$1,977	10.00%	January 31, 2013
Other	295	45	45	Various	Various
Revolving credit facilities	300,000	99,750	55,000	LIBOR + 0.75%	October 8, 2006
Term note with banks	100,000	100,000	100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks	150,000	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Escondido (Municipal Bonds)	9,400	9,400	9,400	2.71%	October 1, 2016
Loehmann’s Redemption Note	$8,629	—	8,629	2.34%	September 27, 2006

Total Notes Payable		$361,323	$325,051

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

The maximum amount drawn under these revolving credit facilities during 2004, 2003 and 2002 was $165.0 million, $215.0 million and $225.0 million, respectively. In 2004, 2003 and 2002, the weighted average interest rate on borrowings was 2.2%, 3.4% and 5.0%, respectively, and the average amount outstanding was $74.4 million, $96.9 million and $189.1 million, respectively. The facility requires us to comply with various financial covenants, including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At December 31, 2004 we were in compliance with all loan covenants.

On September 27, 2004 we issued a note payable in the amount of $8.6 million. The note balance was paid in full on February 1, 2005. See “Note 8. Commitments and Contingencies.”

A more detailed description of our derivative instruments is contained below in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

We have determined that our hedged derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in our recording all changes in the fair value of the hedged derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. To adjust the hedged derivatives to their fair value, we recorded unrealized gains to other comprehensive income of $2.4 million and $3.6 million during the years ended December 31, 2004 and 2003, respectively. The estimated amount, included in accumulated other comprehensive income as of December 31, 2004, expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period, is not material.

We assess, both at inception and on an on-going basis, the effectiveness of all hedges in offsetting cash flows of hedged items. Hedge ineffectiveness did not have a material impact on earnings and we do not anticipate that it will have a material effect in the future. The fair values of the obligations under the hedged derivatives are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

NOTE 7. SENIOR NOTES AND DEBENTURES

Unsecured senior notes and debentures at December 31, 2004 and 2003 consist of the following:

	2004	2003
	(In thousands)
6.74% Medium-term notes due March 10, 2004	$—	$39,500
6.625% Notes due December 1, 2005	40,000	40,000
6.99% Medium-term notes due March 10, 2006	40,500	40,500
6.82% Medium-term notes due August 1, 2027, redeemable at par by holder August 1, 2007	40,000	40,000
6.125% Notes due November 15, 2007	150,000	150,000
7.48% Debentures due August 15, 2026, redeemable at par by holder August 15, 2008	50,000	50,000
8.75% Notes due December 1, 2009	175,000	175,000
4.5% Notes due February 15, 2011	75,000	—

	570,500	$535,000
Less: unamortized debt discount	(2,379)	(2,250)

	$568,121	$532,750

These loan agreements contain various covenants, including limitations on the amount of debt and minimum debt service coverage ratios. We are in compliance with all covenants. No principal is due on these notes prior to maturity.

In October 2002, we filed a $500 million shelf registration statement, declared effective on November 6, 2002, with the Securities and Exchange Commission which allows the issuance of debt securities, preferred shares and common shares. As of December 31, 2004, $225 million was available under our shelf registration.

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

NOTE 8. DIVIDENDS

On December 14, 2004 the Trustees declared a quarterly cash dividend of $0.505 per common share, payable January 17, 2005 to common shareholders of record January 3, 2005. The total dividend declared per common share for 2004 was $1.975.

Also on December 14, 2004 the Trustees declared a quarterly cash dividend of $0.53125 per share on its Series B Cumulative Redeemable Preferred Shares, payable on January 31, 2005 to shareholders of record on January 17, 2005, respectively.

For the year ended December 31, 2004, $0.10 of dividends paid per common share represented a capital gain and $0.11 of dividends paid per Series B preferred share represented a capital gain. For the year ended December 31, 2003, $0.29 of dividends paid per common share represent a capital gain while $0.36 of dividends per Series B preferred share and $0.21 of dividends paid per Series A preferred share represented a capital gain.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

We are committed to invest approximately $11.0 million in restaurant joint ventures at Santana Row, of which $8.1 million has been invested as of December 31, 2004. These restaurant joint ventures are accounted for using the equity method as described in “Note 1. Summary of Significant Accounting Policies—Variable Interest Entities.”

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2004, our estimated maximum liability upon exercise of the put option would range from approximately $34 million to $38 million. In conjunction with the construction of the apartments at the property that were completed in 2003, 8.03% of the third party’s interest in Congressional Plaza was re-allocated to us, effective January 1, 2004, thereby lowering the third party’s ownership percentage from 37.50% to its current level of 29.47%, as a result of our having funded approximately $7 million of the third party’s share of the redevelopment cost.

Under the terms of various other partnership agreements for entities, which own shopping center properties with a cost of approximately $88.5 million, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. In 2004 we paid $399,000 to redeem 9,767 of these operating units and issued 203,130 of our common shares in non-cash transactions to redeem the same amount of units. As of December 31, 2004, a total of 449,325 operating units are outstanding.

On September 27, 2004, in a non-cash transaction, 190,000 operating units were redeemed by the issuance of a promissory note in the amount of $8.6 million. In connection with the issuance of that note, we issued to one of our subsidiaries 190,000 of our common shares, having a value of $8.6 million, which have been pledged as security for that note. On February 1, 2005 the shares were sold and the note balance of $8.6 million was paid in full.

Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000, and the letter of credit remains outstanding. Our obligation under the Agreement is estimated to range from $1.6 million to $3.0 million. During the years ended December 31, 2004 and 2003, we funded approximately $434,000 and $360,000, respectively. In anticipation of further shortfalls of incremental tax revenues to the City, $700,000 remains accrued as of December 31, 2004 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $700,000 currently accrued. We do not anticipate, however, that our obligation would exceed $600,000 in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

We have three leases in which the lessor has a put option, which would require us to purchase the properties during the remaining lease term. If the lessor were to exercise this option in 2005, the purchase price would be approximately $63 million. A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.

As of December 31, 2004 in connection with renovation and development projects, the Trust has contractual obligations of approximately $50 million.

We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2004:

(In thousands)
2005	$4,329
2006	4,376
2007	4,423
2008	4,409
2009	4,354
Thereafter	265,143

$287,034

NOTE 10. SHAREHOLDERS’ EQUITY

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

In November 2001, we issued 5.4 million 8.5% Series B Cumulative Redeemable Preferred Shares at $25 per share in a public offering. The Series B Preferred Shares are not redeemable prior to November 27, 2006. On or after that date, the Preferred Shares may be redeemed, in whole or in part, at our option, at a redemption price of $25 per share plus all accrued and unpaid dividends. Dividends on the Preferred Shares are payable quarterly in arrears on the last day of January, April, July and October.

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

On April 7, 2004, we issued 2.2 million common shares at a net price of $45.33 per share (after taking into account underwriters discount and commissions) netting approximately $99 million in cash proceeds before other expenses of the offering. The proceeds were used to repay borrowings outstanding under our revolving credit facility that were drawn to acquire Westgate Mall and for general corporate purposes.

We have a Dividend Reinvestment Plan, whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2004, 2003 and 2002, 82,391 shares, 109,835 shares and 134,247 shares, respectively, were issued under the Plan.

In December 1999, the Trustees authorized a share repurchase program for calendar year 2000 of up to an aggregate of 4 million of our common shares. During 2000, a total of 1,325,900 shares were repurchased, at a cost of $25.2 million. We did not repurchase shares in 2004, 2003 or 2002.

In 2004, 2003 and 2002, 84,617 common shares, 138,568 common shares and 98,092 common shares, respectively, were awarded to key employees, including our former Chief Executive Officer, under various incentive compensation programs designed to directly link a significant portion of their current and long term compensation to the prosperity of the Trust and its shareholders. The shares vest over terms from 3 to 5 years. Vesting of common shares awarded to the former Chief Executive Officer was accelerated in 2002 pursuant to his contractual arrangement. We recorded compensation expense of $3.5 million, $1.3 million and $4.4 million for 2004, 2003 and 2002, respectively, under our 2001 Long Term Incentive Plan. The weighted-average grant-date fair value of stock awarded in 2004 was $42.94.

In February 2002 and February 2003, we granted Performance Awards of 30,000 and 120,000, respectively, to certain officers and employees of the Trust. Pursuant to the terms of these awards, 20% of the Performance Shares will vest for any calendar year in which we exceed certain performance targets for the same period. Any performance awards, which remain unvested after 2011 and 2012, respectively, will be forfeited. We employ variable accounting for these Performance Awards.

Pursuant to the 2004 Incentive Bonus Plan, vice presidents and certain key employees receive part of their bonus in our common shares, which vest over three years. Consequently, on February 15, 2005, 7,711 shares were awarded under this plan. In addition, on February 15, 2004, 64,732 restricted shares, which will vest over three years, were awarded to the Trust’s officers and certain key employees. We also granted 3,363 restricted shares on February 15, 2005 to our Trustees. All of the restricted share awards were made under the 2001 Plan.

Tax loans with a balance of $300,000 in 2004 and 2003 and $1.8 million in 2002 have been made in connection with restricted share grants to certain of our officers and in connection with the Share Purchase Plans. The loans bear interest at the 90-day LIBOR rate plus 75 basis points. No tax loans were repaid in 2004.

In March 1999, we entered into an Amended and Restated Rights Agreement with American Stock Transfer and Trust Company, pursuant to which (i) the expiration date of our shareholder rights plan was extended for an additional ten years to April 24, 2009, (ii) the beneficial ownership percentage at which a person becomes an “Acquiring Person” under the plan was reduced from 20% to 15%, and (iii) certain other amendments were made. On October 29, 2003, we further amended the Amended and Restated Rights Agreement to increase the beneficial ownership percentage at which a person becomes an “Acquiring Person” under the plan from 15% to 20% and to require that the Trust’s Board of Trustees review the plan on a periodic basis.

NOTE 11. STOCK OPTION PLAN

The 1993 Long Term Incentive Plan (“Plan”) authorized the grant of options and other stock based awards for up to 5.5 million shares. Options granted under the Plan have ten year terms and vest in one to five years. The Plan expired in May 2003.

In May 2001 our shareholders’ approved the 2001 Long Term Incentive Plan (“2001 Plan”) which authorized an additional 1,750,000 shares for future option and other stock based awards.

The option price to acquire shares under the 2001 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, we had outstanding from our officers and employees notes for $1.8 million, $3.3 million and $2.5 million at December 31, 2004, 2003 and 2002, respectively. Notes bear interest at LIBOR plus a market-rate spread with the rate adjusted annually. The notes are collateralized by the shares with recourse to the borrower and have five-year terms. Option awards made in 2001 and later do not provide for employees to be able to exercise their options with a loan from the Trust.

SFAS No. 123, “Accounting for Stock-Based Compensation” requires pro forma information regarding net income and earnings per share as if we accounted for our stock options under the fair value method of SFAS No. 123. Where at the date of grant, either the numbers of shares or exercise prices are not known; we record compensation expense in accordance with variable accounting. The fair value for options issued in 2004, 2003 and 2002 has been estimated as $1.1 million, $582,000 and $536,000, respectively, as of the date of grant, using a Black Scholes model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 4.5%, 3.2% and 4.5%; volatility factors of the expected market price of our shares of 20%, 16% and 20%; and a weighted average expected life of the option of 5.3 years, 6.0 years and 6.9 years. Our assumed weighted average dividend yield used to estimate the fair value of the options issued was 4.62% in 2004.

Because option valuation models require the input of highly subjective assumptions, such as the expected stock price volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

A summary of our stock option activity for the years ended December 31, is as follows:

	Shares Under Option	Weighted Average Exercise Price
		(in dollars)
Outstanding at December 31, 2001	3,756,381	23.12
Options granted 2002	435,500	25.26
Options exercised 2002	(951,971)	21.92
Options forfeited 2002	(19,168)	23.95

Outstanding at December 31, 2002	3,220,742	23.76
Options granted 2003	419,500	28.30
Options exercised 2003	(2,124,869)	23.89
Options forfeited 2003	(53,333)	25.00

Outstanding at December 31, 2003	1,462,040	24.86
Options granted 2004	187,500	42.86
Options exercised 2004	(348,868)	24.62
Options forfeited 2004	(69,331)	30.58

Outstanding at December 31, 2004	1,231,341	27.34

Options exercisable at December 31, 2004	846,496	23.99
Options exercisable at December 31, 2003	931,929	23.54
Options exercisable at December 31, 2002	2,475,297	23.94

Information about options outstanding at December 31, 2004, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$18.00–$26.99	656,577	5.4	$22.75	625,244	$22.63
$27.00–$51.65	574,764	8.1	$32.58	221,252	$27.84
$18.00–$51.65	1,231,341	6.7	$27.34	846,496	$23.99

The average remaining contractual life of options outstanding at December 31, 2004, 2003 and 2002 was 6.7 years, 6.3 years and 5.4 years, respectively. The weighted average grant date fair value per option for options granted in 2004, 2003 and 2002 was $6.13, $1.32 and $1.23, respectively.

NOTE 12. SAVINGS AND RETIREMENT PLANS

We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. For employees who choose to contribute, their contributions range, at their discretion, from 1% to 20% of compensation up to a maximum of $11,000. Under the plan, we contribute out of our current net income, 50% of each employee’s first 5% of contributions. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our employees are immediately eligible to become plan participants. Effective as of January 1, 2005 employees are eligible to receive matching contributions immediately on their participation, however, these matching payments will not vest until their first anniversary of employment. Our expense for the years ended December 31, 2004, 2003 and 2002 was $252,000, $237,000 and $239,000, respectively.

A nonqualified deferred compensation plan for our officers and certain other employees was established in 1994. The plan allows the participants to defer future income until the earlier of age 65 or termination of employment. As of December 31, 2004, we are liable to participants for approximately $3.9 million under this plan. Although this is an unfunded plan, we have purchased certain investments with which to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying financial statements.

NOTE 13. INTEREST EXPENSE

We incurred interest totaling $90.2 million, $88.7 million and $88.6 million in 2004, 2003 and 2002, respectively, of which $5.1 million, $13.5 million, and $23.5 million respectively, was capitalized. Interest paid was $69.8 million in 2004, $85.7 million in 2003 and $86.2 million in 2002.

NOTE 14. CHANGE IN BUSINESS PLAN

In 2002, we adopted a new business plan which returned our primary focus to our traditional business of acquiring and redeveloping community and neighborhood shopping centers that are anchored by supermarkets, drug stores, or high volume, value oriented retailers that provide consumer necessities. Concurrent with the adoption of the business plan, we adopted a management succession plan and restructured our management team.

In connection with this change in our business plan, we recorded a charge of $18.2 million in 2002. This charge included a restructuring charge of $8.5 million made up of $6.9 million of severance and other compensation costs for several of our senior officers related to the management restructuring, as well as the write-off of $1.6 million of our development costs. All charges against the reserve, totaling $8.5 million, were expended during 2002. An additional component of the restructuring charge was an impairment loss of $9.6 million representing the estimated loss on the abandonment of development projects held for sale, primarily the Tanasbourne development project located in Washington County, Oregon, thereby adjusting the value of these assets to their estimated fair value. The Tanasbourne land was sold in 2003 for approximately $9.7 million resulting in a gain of $1.9 million.

In December 2002, we announced the resignation of Steven J. Guttman as Trustee, Chief Executive Officer and Chairman of the Board of Trustees effective January 1, 2003. Donald C. Wood, our then President and Chief Operating Officer, was named Chief Executive Officer and a member of the Board of Trustees. Mark Ordan, a member of the Board of Trustees since 1996, was named non-executive chairman of the board. As a result of this restructuring, we recorded a charge of $13.8 million in the fourth quarter of 2002 for payments and benefits to Mr. Guttman pursuant to his contractual arrangements with the Trust and for other transition related costs, which we would not otherwise have incurred. Of this amount, $0.8 million had not been paid as of December 31, 2003 and $0.3 million remains to be expended as of December 31, 2004.

NOTE 15. SUBSEQUENT EVENTS

On March 2, 2005, we acquired Assembly Square, an approximately 330,000 square foot enclosed mall that is currently being redeveloped into a power center, and an adjacent 220,000 square foot retail/industrial complex for $64 million. The properties are located in the City of Somerville, Massachusetts. The acquisition was financed through available cash and borrowings under our revolving credit facility.

The Trust expects to invest an additional $38 million to complete the redevelopment of the mall into a power center, with stabilization anticipated within 12 months. The acquisition of Assembly Square also includes zoning entitlements to add four mixed-use buildings on 3.5 acres, which will include approximately 41,000 square feet of retail space, 51,000 square feet of office and 239 residential units.

The 10-acre parcel, which comprises approximately 220,000 square feet of improvements, is currently 100% leased to a mix of quasi-retail and industrial uses. This parcel also includes an option to purchase adjacent land parcels from the Somerville Redevelopment Authority, all of which are zoned for dense, mixed-use development.

NOTE 16. SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based on changes in our property management structure in 2004, we determined that our portfolio should be divided into two operating regions (East and West), rather than three (Northeast, Mid-Atlantic and West as previously reported).

A summary of our operations by geographic region is presented below:

	Year ended December 31, 2004
	East	West	Other	Total
	(In thousands)
Rental income	$291,840	$80,016	$—	$371,856
Other property income	8,500	9,003	—	17,503
Mortgage interest income	2,839	2,076	—	4,915
Rental expenses	(61,109)	(30,505)	—	(91,614)
Real estate taxes	(31,930)	(6,366)	—	(38,296)

Property operating income	210,140	54,224	—	264,364
General and administrative expense	—	—	(18,164)	(18,164)
Depreciation and amortization	(63,191)	(24,940)	(1,578)	(89,709)
Other interest income	1,396	110	—	1,506
Interest expense	—	—	(85,058)	(85,058)
Income from real estate partnership	—	—	205	205

Income before minority interests and discontinued operations	$148,345	$29,394	($104,595)	$73,144

Total assets	$1,264,135	$911,136	$91,625	$2,266,896

	Year ended December 31, 2003
	East	West	Other	Total
	(In thousands)
Rental income	$273,970	$64,087	$—	$338,057
Other property income	7,492	2,915	—	10,407
Mortgage interest income	2,769	1,334	—	4,103
Rental expenses	(56,983)	(25,306)	—	(82,289)
Real estate taxes	(29,531)	(4,595)	—	(34,126)

Property operating income	197,717	38,435	—	236,152
General and administrative expense	—	—	(11,820)	(11,820)
Depreciation and amortization	(56,686)	(16,772)	(1,010)	(74,468)

Other interest income	947	327	—	1,274
Interest expense	—	—	(75,232)	(75,232)
Income before minority interests and discontinued operations	$141,978	$21,990	($88,062)	$75,906

Total assets	$1,309,803	$751,717	$79,665	$2,141,185

	Year ended December 31, 2002
	East	West	Other	Total
	(In thousands)
Rental income	$260,975	$34,782	$—	$295,757
Other property income	8,188	2,377	—	10,565
Mortgage interest income	2,579	1,191	—	3,770
Rental expenses	(53,967)	(17,800)	—	(71,767)
Real estate taxes	(27,049)	(3,185)	—	(30,234)

Property operating income	190,726	17,365	—	208,091
General and administrative expense	—	—	(13,790)	(13,790)
Depreciation and amortization	(53,848)	(8,513)	(811)	(63,172)
Other interest income	2,092	(712)	—	1,380
Interest expense	—	—	(65,004)	(65,004)
Restructuring expense	—	—	(22,269)	(22,269)

Income before minority interests and discontinued operations	$138,970	$8,140	($101,874)	$45,236

Total assets	$1,206,665	$738,221	$51,776	$1,996,662

There are no transactions between geographic areas.

NOTE 17. QUARTERLY DATA (UNAUDITED)

The following summary represents the results of operations for each quarter in 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2004
Rental income (1)	$89,861	$93,505	$93,942	$94,548
Net income	17,246	26,332	18,660	21,918
Net income available for common shareholders	14,377	23,463	15,791	19,049
Earnings per common share—basic	0.29	0.46	0.30	0.37
Earnings per common share—diluted	0.28	0.45	0.30	0.36

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2003
Rental income (1)	$80,026	$80,601	$82,027	$95,402
Net income	16,376	18,126	24,595	35,400
Net income available for common shareholders	11,520	10,213	21,726	32,531
Earnings per common share—basic	0.26	0.22	0.44	0.66
Earnings per common share—diluted	0.26	0.22	0.44	0.66
(1) As required by SFAS No. 144, revenue has been reduced to reflect the results of discontinued operations. Total revenue from these discontinued assets, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2004 revenue from discontinued operations	1,233	1,201	337	363
2003 revenue from discontinued operations	1,637	1,788	1,641	1,680

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial cost to company			Gross amount at which carried at close of period
Descriptions		Encumbrance	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
ALLWOOD (New Jersey)	NJ	$3,489,000	$—	$3,920,000	$377,289	$—	$4,297,289	$4,297,289	$2,076,866	1958	12/12/88	35 years
ANDORRA (Pennsylvania)	PA	—	2,432,000	12,346,000	7,636,450	2,432,107	19,982,450	22,414,557	8,850,640	1953	01/12/88	35 years
ARIZONA BUILDINGS (2)	AZ	—	1,334,000	9,104,000	612,960	1,346,419	9,716,960	11,063,379	1,894,046	1995-1998	05/07/98	35 years
BALA CYNWYD (Pennsylvania)	PA	—	3,565,000	14,466,000	7,083,818	3,565,500	21,549,318	25,114,818	7,279,940	1955	09/22/93	35 years
BARRACKS ROAD (Virginia)	VA	43,727,000	4,363,000	16,459,000	19,399,243	4,362,713	35,858,243	40,220,956	23,299,374	1958	12/31/85	35 years
BETHESDA ROW (Maryland)	MD	12,576,000	9,114,000	20,821,000	53,098,800	7,415,873	73,906,800	81,322,673	15,361,609	1945-2000	12/31/93	35-50 years
BLUESTAR (New Jersey)	NJ	26,626,000	—	29,922,000	9,933,366	—	39,855,366	39,855,366	18,101,835	1959	12/12/88	35 years
BRICK PLAZA (New Jersey)	NJ	32,533,000	—	24,715,000	30,557,235	3,788,189	51,484,235	55,272,424	22,762,776	1958	12/28/89	35 years
BRISTOL (Connecticut)	CT	—	3,856,000	15,959,000	2,339,280	3,856,302	18,298,280	22,154,582	5,564,187	1959	9/22/95	35 years
BRUNSWICK (New Jersey)	NJ	11,084,000	—	12,456,000	11,214,342	—	23,670,342	23,670,342	9,184,064	1957	12/12/88	35 years
CALIFORNIA RETAIL BUILDINGS
SANTA MONICA (9)	CA	—	22,645,000	12,709,000	38,312,434	22,644,437	51,021,434	73,665,871	10,222,403	1888-2000	1996-2000	35 years
SAN DIEGO (4)	CA	—	3,844,000	1,352,000	7,150,523	3,843,617	8,502,523	12,346,140	1,516,738	1888-1995	1996-1997	35 years
150 POST STREET (San Francisco)	CA	—	11,685,000	9,181,000	12,546,359	11,685,000	21,727,359	33,412,359	4,305,424	1908	10/23/97	35 years
OTHER (5)	CA	—	19,496,000	25,752,000	7,244,742	14,678,024	32,996,742	47,674,766	4,852,197	var	1996-1999	35 years
CLIFTON (New Jersey)	NJ	3,244,000	—	3,646,000	1,403,646	—	5,049,646	5,049,646	2,510,233	1959	12/12/88	35 years
CONGRESSIONAL PLAZA (Maryland)	MD	—	2,793,000	7,424,000	57,952,315	1,019,875	65,376,315	66,396,190	26,286,633	1965	04/01/65	35 years
CONNECTICUT RETAIL BUILDINGS (2)	CT	—	8,064,000	6,866,000	1,066,723	8,063,958	7,932,723	15,996,681	2,087,788	1900-1991	1994-1996	35 years
COURTHOUSE CENTER (Maryland)	MD	—	1,750,000	1,869,000	3,968,195	1,750,000	5,837,195	7,587,195	613,852	1975	12/17/97	35 years
CROSSROADS (Illinois)	IL	—	4,635,000	11,611,000	6,039,438	4,634,570	17,650,438	22,285,008	6,662,764	1959	07/19/93	35 years
DEDHAM PLAZA (Massachusetts)	MA	—	12,369,000	12,918,000	4,439,869	12,368,893	17,357,869	29,726,762	6,216,680	1959	12/31/93	35 years
EASTGATE (North Carolina)	NC	—	1,608,000	5,775,000	9,331,309	1,607,610	15,106,309	16,713,919	7,499,792	1963	12/18/86	35 years
ELLISBURG CIRCLE (New Jersey)	NJ	—	4,028,000	11,309,000	13,584,964	4,012,782	24,893,964	28,906,746	11,923,920	1959	10/16/92	35 years
ESCONDIDO PROMENADE (California)	CA	—	11,505,000	12,147,000	1,442,315	11,504,980	13,589,315	25,094,295	3,247,678	1987	12/31/96	35 years
FALLS PLAZA (Virginia)	VA	—	1,260,000	735,000	6,152,665	1,260,216	6,887,665	8,147,881	2,718,124	1962	09/30/67	22 3/4 years
FALLS PLAZA—East (Virginia)	VA	—	538,000	535,000	2,282,617	559,252	2,796,365	3,355,617	2,691,814	1960	10/05/72	25 years
FEASTERVILLE (Pennsylvania)	PA	—	1,431,000	1,600,000	8,628,665	1,430,781	10,228,665	11,659,446	5,786,844	1958	07/23/80	20 years
FEDERAL PLAZA (Maryland)	MD	35,127,000	10,216,000	17,895,000	33,981,202	10,216,206	51,876,202	62,092,408	21,502,991	1970	06/29/89	35 years
FINLEY SQUARE (Illinois)	IL	—	9,252,000	9,544,000	10,089,786	9,251,776	19,633,786	28,885,562	6,812,403	1974	04/27/95	35 years
FLORIDA RETAIL BUILDINGS (2)	FL	—	5,206,000	1,631,000	332,406	5,206,073	1,963,406	7,169,479	433,399	1920	02/28/96	35 years
FLOURTOWN (Pennsylvania)	PA	—	1,345,000	3,943,000	3,874,162	1,345,075	7,817,162	9,162,237	4,425,544	1957	04/25/80	35 years
FRESH MEADOWS (New York)	NY	—	24,625,000	25,255,000	15,301,526	24,626,889	40,556,526	65,183,415	9,725,433	1946-1949	12/05/97	35 years
FRIENDSHIP CTR (District of Columbia)	DC	—	12,696,000	20,803,000	(190,317)	12,696,367	20,612,683	33,309,050	1,975,855	1998	09/21/01	35 years
GAITHERSBURG SQUARE (Maryland)	MD	—	7,701,000	5,271,000	10,984,565	6,012,077	17,944,488	23,956,565	8,363,055	1966	04/22/93	35 years
GARDEN MARKET (Illinois)	IL	—	2,677,000	4,829,000	3,657,825	2,677,200	8,486,825	11,164,025	2,576,744	1958	07/28/94	35 years
GOVERNOR PLAZA (Maryland)	MD	—	2,068,000	4,905,000	11,939,862	2,068,227	16,844,862	18,913,089	10,365,146	1963	10/01/85	35 years
GRATIOT PLAZA (Michigan)	MI	—	525,000	1,601,000	15,889,487	525,316	17,490,487	18,015,803	6,500,900	1964	03/29/73	25 3/4 years
GREENLAWN (New York)	NY	—	2,294,000	3,864,000	5,808,859	2,294,400	9,672,859	11,967,259	1,657,879	1975	01/05/00	35 years
HAMILTON (New Jersey)	NJ	4,809,000	—	5,405,000	2,989,984	—	8,394,984	8,394,984	4,560,611	1961	12/12/88	35 years
HAUPPAUGE (New York)	NY	16,484,000	8,791,000	15,262,000	2,549,154	8,791,315	17,811,154	26,602,469	3,308,873	1963	08/06/98	35 years
HUNTINGTON (New York)	NY	14,244,000	—	16,008,000	6,675,038	—	22,683,038	22,683,038	11,801,798	1962	12/12/88	35 years
IDYLWOOD PLAZA (Virginia)	VA	—	4,308,000	10,026,000	691,487	4,307,775	10,717,487	15,025,262	3,415,973	1991	04/15/94	35 years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
			Initial cost to company			Gross amount at which carried at close of period
Descriptions		Encumbrance	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
KINGS COURT (California)	CA	—	—	10,714,000	1,003,523	—	11,717,523	11,717,523	2,791,278	1960	08/24/98	26 years
LANCASTER (Pennsylvania)	PA	4,907,000	—	2,103,000	8,649,393	—	10,752,393	10,752,393	4,619,355	1958	04/24/80	22 years
LANGHORNE SQUARE (Pennsylvania)	PA	—	720,000	2,974,000	14,163,541	720,000	17,137,541	17,857,541	7,465,035	1966	01/31/85	35 years
LAUREL (Maryland)	MD	—	7,458,000	22,525,000	16,257,196	7,458,514	38,782,196	46,240,710	21,532,681	1956	08/15/86	35 years
LAWRENCE PARK (Pennsylvania)	PA	30,994,000	5,723,000	7,160,000	13,175,928	5,734,209	20,324,928	26,059,137	15,999,587	1972	07/23/80	22 years
LEESBURG PLAZA (Virginia)	VA	9,900,000	8,184,000	10,722,000	2,769,705	8,184,400	13,491,705	21,676,105	1,946,022	1967	09/15/98	35 years
LOEHMANN'S PLAZA (Virginia)	VA	—	1,237,000	15,096,000	24,157,926	1,248,257	39,242,669	40,490,926	14,273,721	1971	07/21/83	35 years
MERCER MALL (New Jersey)	NJ	59,780,000	4,488,340	70,076,308	12,675,122	4,927,634	82,312,136	87,239,770	3,713,956	2003	10/14/03	25-50 years
MID PIKE PLAZA (Maryland)	MD	10,041,000	—	10,335,000	6,910,210	—	17,245,210	17,245,210	8,327,586	1963	05/18/82	50 years
MOUNT VERNON PLAZA (Virginia)	VA	12,829,000	—	19,400,734	2,698,091	—	22,098,825	22,098,825	1,009,077	2003	03/31/03	35 years
NEW YORK RETAIL BUILDINGS (3)	NY	—	5,891,000	6,051,000	12,038,265	6,196,618	17,783,647	23,980,265	3,175,904	1937-1987	12/16/97	35 years
NORTHEAST (Pennsylvania)	PA	—	1,152,000	10,596,000	10,199,254	1,152,825	20,794,429	21,947,254	12,216,226	1959	08/30/83	35 years
NORTH LAKE COMMONS (Illinois)	IL	—	2,782,000	8,604,000	1,655,906	2,782,495	10,259,411	13,041,906	3,228,148	1989	04/27/94	35 years
OLD KEENE MILL (Virginia)	VA	—	638,000	998,000	3,522,764	638,234	4,520,530	5,158,764	3,839,681	1968	06/15/76	33 1/3 years
OLD TOWN CENTER (California)	CA	—	3,420,000	2,765,000	27,601,609	3,420,000	30,366,609	33,786,609	6,851,097	1997-1998	10/22/97	35 years
PAN AM SHOPPING CENTER (Virginia)	VA	—	8,694,000	12,929,000	4,663,085	8,694,500	17,591,585	26,286,085	6,935,123	1979	02/05/93	35 years
PENTAGON ROW (Virginia)	VA	—	—	2,955,000	84,379,550	—	87,334,550	87,334,550	9,807,961	1999-2002	1998	35 years
PERRING PLAZA (Maryland)	MD	—	2,800,000	6,461,000	16,813,800	2,800,000	23,274,800	26,074,800	12,311,534	1963	10/01/85	35 years
PIKE 7 (Virginia)	VA	—	9,709,000	22,799,000	1,096,897	9,708,997	23,895,900	33,604,897	5,806,760	1968	03/31/97	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA	—	3,319,000	8,457,000	3,028,713	3,319,148	11,485,713	14,804,861	4,616,053	1967	12/23/94	35 years
QUINCE ORCHARD PLAZA (Maryland)	MD	—	3,197,000	7,949,000	8,652,043	2,928,242	16,869,801	19,798,043	7,514,249	1975	04/22/93	35 years
ROCKVILLE TOWN SQUARE (Maryland) (A)	MD	—	—	—	—	—	2,697,588	2,697,588	—	2005
ROLLINGWOOD APTS. (Maryland)	MD	—	552,000	2,246,000	3,926,817	572,160	6,152,657	6,724,817	6,083,158	1960	01/15/71	25 years
RUTGERS (New Jersey)	NJ	12,840,000	—	14,429,000	1,556,175	—	15,985,175	15,985,175	7,579,319	1973	12/12/88	35 years
SAM'S PARK & SHOP (District of Columbia)	DC	—	4,840,000	6,319,000	941,538	4,840,000	7,260,538	12,100,538	2,103,681	1930	12/01/95	35 years
SANTANA ROW (California)	CA	—	41,969,000	1,161,000	459,923,650	41,968,500	461,085,150	503,053,650	19,794,736	1999-2005	03/05/97	50 years
SAUGUS (Massachusetts)	MA	—	4,383,000	8,291,000	754,656	4,383,000	9,045,656	13,428,656	2,241,172	1976	10/01/96	35 years
SHAW'S PLAZA (Massachusetts)	MA	—	348,000	3,675,000	363	348,034	3,675,363	4,023,397	26,239	1990	10/12/04	35 years
SHIRLINGTON (Virginia)	VA	—	9,761,000	14,808,000	4,883,340	5,797,978	23,654,362	29,452,340	5,980,549	1940	12/21/95	35 years
SOUTH VALLEY SHOPPING CENTER (Virginia)	VA	—	9,043,035	5,082,062	760,022	9,043,035	5,842,084	14,885,119	276,112	2003	03/21/03	35 years
TEXAS RETAIL BUILDINGS (9)	TX	189,000	14,680,000	1,976,000	47,329,364	14,679,954	49,305,410	63,985,364	4,754,837	var	1998-1999	35 years
TOWER (Virginia)	VA	—	7,170,000	10,518,000	1,091,585	7,128,653	11,650,932	18,779,585	2,316,285	1953-1960	08/24/98	35 years
TROY (New Jersey)	NJ	—	3,126,000	5,193,000	12,226,519	3,125,728	17,419,519	20,545,247	12,824,904	1966	07/23/80	22 years
TYSONS STATION (Virginia)	VA	6,633,000	388,000	453,000	2,515,895	474,542	2,882,353	3,356,895	2,615,428	1954	01/17/78	17 years
WESTGATE MALL (California)	CA	—	6,319,000	107,284,000	145,197	6,318,562	107,429,635	113,748,197	1,949,760	1960-1966	03/31/04	35 years
WILDWOOD (Maryland)	MD	27,243,000	9,111,000	1,061,000	7,313,790	9,110,822	8,374,790	17,485,612	6,299,006	1958	05/05/69	33 1/3 years
WILLOW GROVE (Pennsylvania)	PA	—	1,499,000	6,643,000	18,177,867	1,498,560	24,820,867	26,319,427	13,891,939	1953	11/20/84	35 years
WILLOW LAWN (Virginia)	VA	—	3,192,000	7,723,000	50,350,316	7,790,283	53,475,033	61,265,316	30,123,606	1957	12/05/83	35 years
WYNNEWOOD (Pennsylvania)	PA	31,586,000	8,055,000	13,759,000	13,499,267	8,055,000	27,258,267	35,313,267	7,551,509	1948	10/29/96	35 years

TOTALS		$410,885,000	$417,867,375	$904,130,104	$1,349,883,470	$412,898,678	$2,253,377,239	$2,666,275,917	$595,338,099

(A)	Investments in Rockville Town Square relate to predevelopment expenditures in anticipation of acquiring retail space.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2004

Reconciliation of Total Cost

Balance, December 31, 2001	$2,104,304,000
Additions during period
Acquisitions	—
Improvements	265,531,000
Deduction during period—disposition of property and miscellaneous retirements	(63,009,000)

Balance, December 31, 2002	$2,306,826,000
Additions during period
Acquisitions	127,489,000
Improvements	64,849,000
Deduction during period—disposition of property and miscellaneous retirements	(29,014,000)

Balance, December 31, 2003	$2,470,150,000
Additions during period
Acquisitions	118,066,000
Improvements	131,986,000
Deduction during period—disposition of property and miscellaneous retirements	(53,926,000)

Balance, December 31, 2004	$2,666,276,000

(A)	For Federal tax purposes, the aggregate cost basis is approximately $2,366,332,000 as of December 31, 2004.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2004

Reconciliation of Accumulated Depreciation and Amortization

Balance, December 31, 2001	$395,767,000
Additions during period
Depreciation and amortization expense	59,296,000
Deductions during period—disposition of property, miscellaneous retirements and acquisition of minority interest	(4,366,000)

Balance, December 31, 2002	$450,697,000
Additions during period
Depreciation and amortization expense	68,125,000
Deductions during period—disposition of property, miscellaneous retirements and acquisition of minority interest	(4,645,000)

Balance, December 31, 2003	$514,177,000
Additions during period
Depreciation and amortization expense	82,551,000
Deductions during period—disposition of property, miscellaneous retirements and acquisition of minority interest	(1,390,000)

Balance, December 31, 2004	$595,338,000

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

Year Ended December 31, 2004

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Leasehold mortgage on office building in San Francisco, CA	6.00%	March 2005	Interest only monthly; balloon payment due at maturity	—	$5,876,000	$5,876,000	(2)
Mortgage on Hotel in San Jose, CA	12% to 15%	May 2011	(3)	—	16,449,000	11,928,000
Mortgage on retail buildings in Philadelphia, PA	Greater of prime plus 2% or 10%	May 2021	Interest only monthly; balloon payment due at maturity	—	15,855,000	15,855,000	(4)
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only; balloon payment due at maturity	—	9,250,000	9,250,000

					$47,430,000	$42,909,000

1)	For Federal tax purposes, the aggregate tax basis is approximately $47,430,000 as of December 31, 2004. No payments are delinquent on these mortgages.
2)	Loan receivable was originally due February 28, 2003 but was not repaid on the due date. The loan was renegotiated in 2004 and the interest rate on the note was decreased to 6% retroactive to July 1, 2003. Interest on the loan is current through December 31, 2004 and based in part on the value of the underlying collateral, we believe that the loan is collectible and as such, no reserve has been established at this time.
3)	Through May 2006, interest is payable from cash flow, if available. If cash flow is not sufficient to pay interest in full, mortgagee may borrow up to a maximum loan amount of $19,450,000. Any unpaid amounts due will accrue and bear interest at the same rate as the principal. After year five, current interest payments are required. After year seven, mortgagee is required to apply 50% of all available cash flow to repayment of principal. In 2004, an additional $1,950,000 of advances was made on this loan.
4)	This mortgage is available for up to $25,000,000.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE—CONTINUED

Three Years Ended December 31, 2004

Reconciliation of Carrying Amount

Balance, December 31, 2001	$35,607,000
Additions during period:
Issuance of loans	14,362,000
Deductions during period:
Collection and satisfaction of loans	(14,392,000)

Balance, December 31, 2002	$35,577,000
Additions during period:
Issuance of loans	5,923,000
Deductions during period:
Collection and satisfaction of loans	—

Balance, December 31, 2003	$41,500,000
Additions during period:
Issuance of loans	6,153,000
Deductions during period:
Collection and satisfaction of loans	(223,000)
Allowance for collectibility	(4,521,000)

Balance, December 31, 2004	$42,909,000

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Quarterly Assessment. We carried out an assessment as of December 31, 2004 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.

Principal Executive Officer and Principal Financial Officer Certifications. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer and our principal financial officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of this Annual Report on Form 10-K that you currently are reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Internal Control over Financial Reporting. Establishing and maintaining internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, and effected by our employees, including management and our Board of Trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

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

Limitations on the Effectiveness of Controls. Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluations. The evaluation by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures and our internal control over financial reporting included a review of procedures and our internal audit, as well as discussions with our Disclosure Committee, independent public accountants and others in our organization, as appropriate. In conducting this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The evaluation of our disclosure controls and procedures and our internal control over financial reporting is done on a quarterly basis, so that the conclusions concerning the effectiveness of such controls can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Our internal control over financial reporting is also assessed on an ongoing basis by personnel in our Accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information is important both for the evaluation generally and because the Section 302 certifications require that our Chief Executive Officer and our Chief Financial Officer disclose that information to the Audit Committee of our Board of Trustees and our independent auditors and also require us to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “significant deficiency” is a “control deficiency,” or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is defined in Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

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

Periodic Evaluation and Conclusion of Internal Control over Financial Reporting. Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of the end of our most recent fiscal year. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such internal control over financial reporting was effective as of the end of our most recent fiscal year.

Statement of Our Management. Our management has issued a report on its assessment of the Trust’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Statement of Our Independent Registered Public Accounting Firm. Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Trust’s internal control over financial reporting, which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 10. Trustees and Executive Officers

a.) The table in the Proxy Statement identifying our Trustees and Board committees under the caption “Election of Trustees” and the section of the Proxy Statement entitled “Executive Officers” are incorporated herein by reference.

b.) The information included under the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

c.) We have adopted a Code of Ethics, which is applicable to our Chief Executive Officer and senior financial officers. The Code of Ethics is available in the Corporate Governance section of the Investor Information section of our website at www.federalrealty.com.

Item 11. Executive Compensation

The sections of the Proxy Statement entitled “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee on Executive Compensation” and “Performance Graph” are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The sections of the Proxy Statement entitled “Share Ownership” and “Equity Compensation Plan Information” are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The section of the Proxy Statement entitled “Certain Relationship and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The sections of the Proxy Statement entitled “Ratification of Independent Accountants” and “Relationship with Independent Public Accountants” are incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm—Grant Thornton LLP

Consolidated Balance Sheets—December 31, 2004 and 2003

Consolidated Statements of Operations—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Common Shareholders’ Equity—Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements (including selected quarterly data)

(2) Financial Statement Schedules

Schedule III. Schedule of Real Estate and Accumulated Depreciation

Schedule IV. Mortgage Loans on Real Estate

(3) Exhibits

Exhibit No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust last amended October 29, 2003 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) (the “2003 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

Exhibit No.	Description

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the 2003 Form 10-K and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amendment dated October 1, 1992 to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman (previously filed as an exhibit to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-07533) and incorporated herein by reference)

10.5	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.6	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) (the “1993 Form 10-Q”) and incorporated herein by reference)

10.7	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description

10.8	* Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

10.9	* Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.10	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.11	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.12	* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005

10.13	* Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.14	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.15	* Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.16	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.17	* Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005

10.18	* Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-07533) (the “2002 Form 10-K”) and incorporated herein by reference)

10.19	* Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005

10.20	* Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.21	* Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.22	* Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

Exhibit No.	Description

10.23	* Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.24	* Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as Exhibit 10.31 to the 2002 Form 10-K and incorporated herein by reference)

10.25	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.26	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005.

10.27	* Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005.

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan

21.1	Subsidiaries of Federal Realty Investment Trust

23.1	Consent of Grant Thornton LLP (filed herewith)

25.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b) Exhibits

See Item 15(a)(3) above

(c) Not Applicable

* Management contract or compensatory plan to be filed under item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of March, 2005.

Federal Realty Investment Trust

By:	/s/ DONALD C. WOOD
Donald C. Wood Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of Donald C. Wood and Dawn M. Becker as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ DONALD C. WOOD Donald C. Wood	Chief Executive Officer, Trustee (Principal Executive Officer)	March 2, 2005

/S/ LARRY E. FINGER Larry E. Finger	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 2, 2005

/S/ MARK S. ORDAN Mark S. Ordan	Non-Executive Chairman	March 2, 2005

/S/ DAVID W. FAEDER David W. Faeder	Trustee	March 2, 2005

/S/ KRISTIN GAMBLE Kristin Gamble	Trustee	March 2, 2005

/S/ AMY B. LANE Amy B. Lane	Trustee	March 2, 2005

/S/ WALTER F. LOEB Walter F. Loeb	Trustee	March 2, 2005

/S/ JOSEPH S. VASSALLUZZO Joseph S. Vassalluzzo	Trustee	March 2, 2005

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust last amended October 29, 2003 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) (the “2003 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the 2003 Form 10-K and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amendment dated October 1, 1992 to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman (previously filed as an exhibit to the Trust’s

Exhibit No.	Description
Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-07533) and incorporated herein by reference)

10.5	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.6	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) (the “1993 Form 10-Q”) and incorporated herein by reference)

10.7	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.8	* Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

10.9	* Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.10	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.11	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.12	* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005.

10.13	* Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.14	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.15	* Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.16	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.17	* Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005.

10.18	* Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-07533) (the “2002 Form 10-K”) and incorporated herein by reference)

Exhibit No.	Description

10.19	* Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005.

10.20	* Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.21	* Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.22	* Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.23	* Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.24	* Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as Exhibit 10.31 to the 2002 Form 10-K and incorporated herein by reference)

10.25	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.26	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005.

10.27	* Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005.

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan

21.1	Subsidiaries of Federal Realty Investment Trust

23.1	Consent of Grant Thornton LLP (filed herewith)

25.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

* Management contract or compensatory plan to be filed under item 15(b) of Form 10-K.