Form 10-Q
period 2005-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2005-05-05
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005
Common Shares of Beneficial Interest	52,505,632

Federal Realty Investment Trust

S.E.C. FORM 10-Q

March 31, 2005

FEDERAL REALTY INVESTMENT TRUST

S.E.C. FORM 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and the information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of Federal Realty Investment Trust (“the Trust”). The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
	(in thousands, except share data)
ASSETS
Real estate, at cost	2,740,608	2,666,276
Less accumulated depreciation and amortization	$(612,605)	$(595,338)

Net real estate investments	2,128,003	2,070,938
Cash and cash equivalents	27,645	30,475
Accounts and notes receivable	41,039	34,849
Mortgage notes receivable	42,834	42,909
Investment in real estate partnership	9,496	9,631
Prepaid expenses and other assets	72,407	71,767
Debt issuance costs, net of accumulated amortization of $6,060, and $5,549, respectively	5,901	6,327

	$2,327,325	$2,266,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Mortgages payable	$251,092	$251,885
Obligations under capital leases	158,748	159,000
Notes payable	381,382	325,051
Senior notes and debentures	568,263	568,121
Accounts payable and accrued expenses	71,901	80,558
Dividends payable	28,418	28,242
Security deposits payable	7,940	7,745
Other liabilities and deferred credits	39,239	36,806

Total liabilities	1,506,983	1,457,408

Minority interests	19,511	18,954

Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares issued in 2001	135,000	135,000
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 53,972,962 and 53,616,827 issued, respectively	540	536
Additional paid in capital	1,125,054	1,108,213
Accumulated dividends in excess of Trust net income	(421,404)	(416,026)

	839,190	827,723

Less:
1,480,202 and 1,480,202 common shares in treasury—at cost, respectively	(28,786)	(28,786)
Deferred compensation on restricted shares	(10,927)	(8,641)
Notes receivable from employee stock plans	(2,083)	(2,083)
Accumulated other comprehensive income (loss)	3,437	2,321

Total shareholders’ equity	800,831	790,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,327,325	$2,266,896

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2005	2004
	(In thousands, except per share data)
Revenue
Rental income	$100,220	$90,983
Other property income	2,006	2,172
Mortgage interest income	1,281	1,077

	103,507	94,232

Expenses
Rental	23,513	21,949
Real estate taxes	9,777	9,066
General and administrative	4,503	4,182
Depreciation and amortization	22,538	20,266

	60,331	55,463

Operating income	43,176	38,769

Other interest income	391	361
Interest expense	(22,063)	(21,319)
Income from real estate partnership	71	—
Minority interests	(1,516)	(1,189)

Income from continuing operations	20,059	16,622

Discontinued operations
Operating (loss) income from discontinued operations	(344)	567
Gain on sale of real estate	4,282	57

Income from discontinued operations	3,938	624

Net income	23,997	17,246

Dividends on preferred stock	(2,869)	(2,869)

Net income available for common shareholders	$21,128	$14,377

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations available for common shareholders	$0.33	$0.28
Discontinued operations	(0.01)	0.01
Gain on sale of real estate	0.08	0.00

	$0.40	$0.29

Weighted average number of common shares, basic	52,190	49,163

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations available for common shareholders	$0.33	$0.27
Discontinued operations	(0.01)	0.01
Gain on sale of real estate	0.08	0.00

	$0.40	$0.28

Weighted average number of common shares, diluted	53,179	50,613

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(unaudited)

	Three months ended March 31,
	2005			2004
(In thousands, except share data)	Share	Amount	Paid-in Capital	Shares	Amount	Paid-in Capital
Common shares of beneficial interest
Balance, beginning of year	53,616,827	$536	$1,108,213	50,670,851	$506	$980,227
Exercise of stock options	73,513	1	1,870	18,715	—	529
Shares issued under dividend reinvestment plan	16,815	—	822	16,495	—	636
Restricted shares granted, net of restricted shares retired	75,807	1	3,893	84,617	1	3,632
Shares issued to purchase operating partnership units	190,000	2	8,860	—	—	—
Stock compensation associated with variable accounting	—	—	1,396	—	—	2,188

Balance, end of period	53,972,962	$540	$1,125,054	50,790,678	$507	$987,212

Accumulated dividends in excess of Trust net income
Balance, beginning of year		$(416,026)			$(386,738)
Net income		23,997			17,246
Dividends declared to common shareholders		(26,506)			(24,167)
Preferred share dividends		(2,869)			(2,869)

Balance, end of period		$(421,404)			$(396,528)

Common shares of beneficial interest in Treasury
Balance, beginning and end of period	(1,480,202)	$(28,786)		(1,470,275)	$(28,445)

Deferred compensation on restricted shares
Balance, beginning of year	(226,904)	$(8,641)		(220,666)	$(5,474)
Performance and restricted shares issued, net of forfeitures	(64,733)	(3,324)		(75,522)	(4,955)
Vesting of performance and restricted shares	78,370	1,038		45,012	1,113

Balance, end of period	(213,267)	$(10,927)		(251,176)	$(9,316)

Subscriptions receivable from employee stock plans
Balance, beginning of year	(81,373)	$(2,083)		(156,274)	$(3,615)
Subscription loans issued	—	—		(7,000)	(147)
Subscription loans paid	—	—		—	—

Balance, end of period	(81,373)	$(2,083)		(163,274)	$(3,762)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$2,321			$(87)
Change due to recognizing (loss) gain on securities		(43)			62
Change in valuation on interest rate swap		1,159			(1,004)

Balance, end of period		$3,437			$(1,029)

Comprehensive income
Net income		$23,997			$17,246
Change due to recognizing loss on securities		(43)			62
Change in valuation on interest rate swap		1,159			(1,004)

Total comprehensive income		$25,113			$16,304

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$23,997	$17,246
Items not requiring cash outlays
Depreciation and amortization, including discontinued operations	22,595	20,662
Gain on sale of real estate	(4,282)	(57)
Equity in income from real estate partnership	135	—
Other, net	1,933	(2,497)
Changes in assets and liabilities
(Increase) in accounts and notes receivable	(6,189)	(4,027)
Decrease in prepaid expenses and other assets before depreciation and amortization	787	1,201
(Decrease) increase in accounts payable, security deposits and prepaid rent	(3,112)	5,306
(Decrease) increase in accrued expenses	(1,107)	864

Net cash provided by operating activities	34,757	38,658

INVESTING ACTIVITIES
Acquisition of real estate	(64,267)	(97,134)
Capital expenditures—development and redevelopment	(25,010)	(9,226)
Capital expenditures—other	(2,691)	(13,609)
Proceeds from sale of real estate	13,499	—
Repayment (issuance) of mortgage notes receivable, net	75	(601)

Net cash used in investing activities	(78,394)	(120,570)

FINANCING ACTIVITIES
Net borrowings under revolving credit facility	65,000	65,250
Issuance of senior debentures	—	75,000
Repayment of senior debentures	—	(39,500)
Repayment of mortgages, capital leases and notes payable, net	(9,714)	(865)
Issuance of common shares	13,577	1,971
Dividends paid	(28,613)	(26,342)
Increase (decrease) of minority interests, net	557	(630)

Net cash provided by financing activities	40,807	74,884

Decrease in cash	(2,830)	(7,028)

Cash, beginning of period	30,475	34,968

Cash, end of period	$27,645	$27,940

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. As of March 31, we owned or had a majority interest in 105 community and neighborhood shopping centers and retail mixed-use properties comprising approximately 17.4 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as California and one apartment complex in Maryland. In total, the 105 commercial properties were 95.1% leased at March 31, 2005. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of March 31, 2005. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 37 consecutive years.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(unaudited)

The following table sets forth the reconciliation between basic and diluted EPS:

	Three months ended March 31,
(In thousands except per share data)	2005	2004
Income for calculation of basic earnings per share:
Income from continuing operations	$20,059	$16,622
Less: Preferred stock dividends	(2,869)	(2,869)

Income from continuing operations available for common shareholders	17,190	13,753

Income from discontinued operations	3,938	624

Net income available for common shareholders, basic	$21,128	$14,377

Weighted average number of common shares, basic	52,190	49,163

Basic Earnings Per Share:
Income from continuing operations	$0.33	$0.28
Income from discontinued operations	0.07	0.01

Net income available for common shareholders, basic	$0.40	$0.29

Income for calculation of diluted earnings per share:
Income from continuing operations available for common shareholders	$17,190	$13,753
Income attributable to operating partnership units	158	235

Income from continuing operations for diluted earnings per share	17,348	13,988
Income from discontinued operations	3,938	624

Net income available for common shareholders, diluted	$21,286	$14,612

Weighted average number of common shares, basic	52,190	49,163

Effect of dilutive securities:
Stock option awards	552	616
Operating partnership units	437	834

Weighted average number of common shares, diluted	53,179	50,613

Diluted Earnings Per Share:
Income from continuing operations	$0.33	$0.27
Income from discontinued operations	0.07	0.01

Net income available for common shareholders, diluted	$0.40	$0.28

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense, and depreciation and amortization expense on the Consolidated Statements of Operations have been reclassified to Income From Discontinued Operations to assure comparability of all periods presented. In addition, certain December 31, 2004 Balance Sheet accounts, 2004 Statement of Operations accounts and components of the 2004 Consolidated Statement of Cash Flows have been reclassified to assure comparability of all periods presented including certain amounts reclassified from other property income to rental income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(unaudited)

The pro forma information is as follows:

	Three months ended March 31,
(In thousands except for earnings per share)	2005	2004
Net income, as reported	$23,997	$17,246
Stock-based employee compensation cost included in net income	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123	(146)	(64)

Pro Forma Net Income—Basic	$23,851	$17,182

Earnings Per Share:
Basic, as reported	$0.40	$0.29
Basic, pro forma	$0.40	$0.29

Net income available for common shareholders—diluted	$21,286	$14,612
Stock-based employee compensation cost included in net income	—	—
Stock-based employee compensation cost under the fair value method of SFAS No. 123	(146)	(64)

Pro Forma Net Income—Diluted	$21,140	$14,548

Earnings Per Share:
Diluted, as reported	$0.40	$0.28
Diluted, pro forma	$0.40	$0.28

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

On March 1, 2005, we acquired Assembly Square, an approximately 330,000 square foot enclosed mall that is currently being redeveloped into a power center, and an adjacent ten-acre 220,000 square foot retail/industrial complex for an aggregate investment of $66.4 million, which includes $2.5 million of cost for the ongoing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(unaudited)

redevelopment. With respect to the values assigned to assumed leases, approximately $3.4 million of the net assets acquired was allocated to prepaid and other assets for “above-market leases,” while $5.1 million of the net assets acquired was allocated to other liabilities and deferred credits for “below-market leases.” Amounts associated with above and below market leases are amortized over the related lease terms. Amortization is included in rental income on the consolidated statement of operations. The properties are located in the City of Somerville, Massachusetts. The acquisition was financed through available cash and borrowings under our revolving credit facility.

NOTE C—REAL ESTATE PARTNERSHIPS

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $42 million and $98 million, respectively, of equity capital to acquire properties through June 2006. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method, as described in “Note A. Summary of Significant Accounting Policies—Variable Interest Entities.” In total, at March 31, 2005, the partnership had $47.2 million of mortgage notes outstanding.

The following are the summarized financial results of the Partnership:

(In thousands)	Three months ended March 31, 2005
Revenue	$2,050
Depreciation and amortization	(521)
Other operating expenses	(672)
Interest expense	(620)

Net income	$237

(In thousands)	As of March 31, 2005
Real estate at cost	$80,989
Less accumulated depreciation and amortization	(1,147)

Net real estate investments	79,842
Other assets	5,212

Total assets	85,054

Mortgages payable	47,225
Other liabilities	6,176

Total liabilities	53,401
Partners’ capital	31,653

Total liabilities and partners’ capital	$85,054

For the loans secured by Plaza del Mercado, Campus Plaza and Pleasant Shops, we are the guarantor for the obligations of the joint venture, which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

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

At March 31, 2005, there was $120 million borrowed under our $300 million revolving credit facility. The maximum amount drawn during the first three months of 2005 was $120 million. The weighted average interest rate on borrowings under the revolving credit facility for the three months ended March 31, 2005, was 3.31%. The facility requires us to comply with various financial and other covenants, including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At March 31, 2005, we were in compliance with all loan covenants.

A more detailed description of our derivative instruments is contained below in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

We have determined that our hedged derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in our recording all changes in the fair value of the hedged derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. To adjust the hedged derivatives to their fair value, we recorded an unrealized gain to other comprehensive income of $1.2 million and an unrealized loss of $1.0 million during the three months ended March 31, 2005 and 2004, respectively. The estimated amount included in accumulated other comprehensive income as of March 31, 2005 which is expected to be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period is not material.

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

NOTE E—SHAREHOLDERS’ EQUITY

In order to facilitate the redemption of a minority partner’s interest in an affiliated limited partnership, in September 2004, we issued 190,000 common shares to one of our affiliated limited partnerships and, in February 2005, the shares were sold to a third party. In both cases, the shares were transferred in reliance on an exemption from the registration requirements of the Securities Act of 1933.

NOTE F—INTEREST EXPENSE

We incurred total interest costs of $23.0 million during the first three months of 2005 and $22.6 million during the first three months of 2004, of which $0.9 million and $1.3 million, respectively, were capitalized in connection with development and redevelopment projects. Interest paid was $18.6 million in the first three months of 2005 and $17.8 million in the first three months of 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(unaudited)

NOTE G—COMMITMENTS AND CONTINGENCIES

We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

We are committed to invest approximately $11.0 million in restaurant joint ventures at Santana Row, of which $8.4 million has been invested as of March 31, 2005. These restaurant joint ventures are accounted for using the equity method as described in “Note A—Accounting Policies and Other Data—Variable Interest Entities.”

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of March 31, 2005, our estimated maximum commitment upon exercise of the put option would range from approximately $30 million to $34 million.

Under the terms of various other partnership agreements for entities which own shopping center properties with a cost of approximately $88.5 million, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. In April 2005, we paid $298,000 to redeem 6,508 of these operating units and issued 2,026 shares to redeem 2,026 of these operating units.

As of March 31, 2005, a total of 449,325 operating units remain outstanding.

Under the terms of two other partnership agreements for entities which own street retail properties in southern California with a cost of approximately $29 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash. The purchase price for the other partnership will paid using a limited number of our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the area specified in the Agreement, or the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000, and the letter of credit remains outstanding. Our obligation under the Agreement is estimated to range from $1.6 million to $3.0 million. During the years ended December 31, 2004 and 2003 we funded approximately $434,000 and $360,000, respectively. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $700,000 as of March 31, 2005 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $700,000 currently accrued. We do not anticipate, however, that our obligation would exceed $600,000 in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(unaudited)

NOTE H—COMPONENTS OF RENTAL INCOME

The components of rental income are as follows:

	Three months ended March 31,
(In thousands)	2005	2004
Minimum rents
Retail and commercial	$73,656	$67,753
Residential	3,209	2,976
Cost reimbursements	20,093	17,423
Percentage rents	1,797	1,361
Other rental income	1,465	1,470

Total rental income	$100,220	$90,983

Minimum rents include $2.1 million and $0.9 million for the three months ended March 31, 2005 and March 31, 2004, respectively, to recognize rent on a straight line basis. Minimum rents include $0.4 million and $0.2 million for the three months ended March 31, 2005 and March 31, 2004, respectively, to recognize income for market lease adjustments on acquired properties in accordance with SFAS 141. Residential minimum rents comprise the rents at Rollingwood Apartments, The Crest at Congressional Plaza Apartments and the residential units at Santana Row.

NOTE I—SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A summary of our operations by geographic region is presented below:

	Three months ended March 31, 2005
(In thousands)	East	West	Other	Total
Rental income	$78,237	$21,983	$—	$100,220
Other property income	1,030	976	—	2,006
Mortgage interest income	673	608	—	1,281
Rental expenses	(16,788)	(6,725)	—	(23,513)
Real estate taxes	(8,076)	(1,701)	—	(9,777)

Property operating income	$55,076	$15,141	$—	$70,217

Interest income	370	21	—	391
Interest expense	—	—	(22,063)	(22,063)
Income from real estate partnership	—	—	71	71
Administrative expense	—	—	(4,503)	(4,503)
Depreciation and amortization	(16,163)	(6,375)	—	(22,538)

Income before minority interests and discontinued operations	$39,283	$8,787	$(26,495)	$21,575

Total assets	$1,336,868	$900,481	$89,976	$2,327,325

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(unaudited)

	Three months ended March 31, 2004
(In thousands)	East	West	Other	Total
Rental income	$73,039	$17,944	$—	$90,983
Other property income	924	1,248	—	2,172
Mortgage interest income	671	406	—	1,077
Rental expenses	(15,768)	(6,181)	—	(21,949)
Real estate taxes	(7,682)	(1,384)	—	(9,066)

Property operating income	$51,184	$12,033	$—	$63,217

Interest income	300	61	—	361
Interest expense	—	—	(21,319)	(21,319)
Income from real estate partnership	—	—	—	—
Administrative expense	—	—	(4,182)	(4,182)
Depreciation and amortization	(14,799)	(5,467)	—	(20,266)

Income before minority interests and discontinued operations	$36,685	$6,627	$(25,501)	$17,811

Total assets	$1,310,836	$861,322	$76,898	$2,249,056

There are no transactions between geographic areas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Form 10-K for the year ended December 31, 2004.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Also, documents that we “incorporate by reference” into this Form 10-Q, including documents that we subsequently file with the Securities and Exchange Commission, which we refer to as the SEC, will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the risk factors included or incorporated by reference in this Form 10-Q describe forward-looking information. The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Many things can happen that can cause actual results to be different from those we describe. These factors include, but are not limited to the risk factors described in our current report in Form 8-K filed on March 2, 2005, and include the following:

•	risks that our tenants will not pay rent or that we may be unable to renew leases or re-let space at favorable rents as leases expire;

•	risks that we may not be able to proceed with or obtain necessary approvals for any redevelopment or renovation project, and that any redevelopment or renovation project that we do pursue may not perform as anticipated;

•	risks that the number of properties we acquire for our own account, and therefore the amount of capital we invest in acquisitions, may be impacted by our real estate partnership;

•	risks normally associated with the real estate industry, including risks that:

•	occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected,

•	completion of anticipated or ongoing property redevelopments or renovations may fail to perform as expected,

•	that new acquisitions may fail to perform as expected,

•	competition for acquisitions could result in increased prices for acquisitions,

•	environmental issues may develop at our properties and result in unanticipated costs, and

•	because real estate is illiquid, we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to meet existing financial covenants and the limitations imposed on our operations by those covenants, and the possibility of increases in interest rates that would result in increased interest expense; and

•	risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors incorporated herein by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2005 and our current report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005 before making any investments in us.

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. As of March 31, 2005, we owned or had a majority interest in 105 community and neighborhood shopping centers and retail mixed-use properties comprising approximately 17.4 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as in California, and one apartment complex in Maryland. In total, the 105 commercial properties were 95.1% leased at March 31, 2005. A joint venture in which we own a 30% interest, owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of March 31, 2005. In total, the joint venture properties in which we own an interest were 98% leased at March 31, 2005. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividend rate for 37 consecutive years.

2005 Property Acquisitions and Dispositions

On February 15, 2005 we sold two properties located in Tempe, Arizona for $13.7 million, resulting in a gain of $4.0 million. The two properties, acquired in 1998, totaled approximately 40,000 square feet of leasable area.

On March 1, 2005, we acquired Assembly Square, an approximately 330,000 square foot enclosed mall that is currently being redeveloped into a power center, and an adjacent ten-acre 220,000 square foot retail/industrial complex for an aggregate investment of $66.4 million, which includes $2.5 million of cost for the ongoing redevelopment. With respect to the values assigned to assumed leases, approximately $3.4 million of the net assets acquired was allocated to prepaid and other assets for “above-market leases,” while $5.1 million of the net assets acquired was allocated to other liabilities and deferred credits for “below-market leases.” Amounts associated with above and below market leases are amortized over the related lease terms. Amortization is included in rental income on the consolidated statement of operations. The properties are located in the City of Somerville, Massachusetts. The acquisition was financed through available cash and borrowings under our revolving credit facility.

The Trust expects to invest an additional approximately $38.0 million to complete the redevelopment of the mall, with stabilization anticipated within 12 months of completion. The acquisition of Assembly Square also includes zoning entitlements to add four mixed-use buildings on 3.5 acres, which could include approximately 41,000 square feet of retail space, 51,000 square feet of office and 239 residential units. Any future development of Assembly Square would be structured in a manner which mitigates our risk.

The ten-acre parcel, which comprises approximately 220,000 square feet of improvements, is currently 100% leased to tenants engaged in a mix of quasi-retail and industrial uses. This parcel also includes an option to purchase adjacent land parcels, all of which are zoned for dense, mixed-use development.

Outlook

General

We believe that in 2005 we will experience growth in earnings from operations when compared to 2004. We expect this growth in earnings to be generated by a combination of the following:

•	increased earnings in our same center portfolio and from properties under redevelopment,

•	increased earnings from our real estate partnership established in July 2004,

•	increased earnings as we expand our portfolio through property acquisitions, and

•	increased earnings as a result of improved occupancy and rental rates on retail space at Santana Row.

Our earnings in 2004 were positively impacted by the reimbursement to us of lost rents from an insurance settlement received in December 2003 related to a fire at Santana Row in 2002. Approximately $3.0 million of the reimbursement was recognized as income during 2004 and the amount to be recognized in 2005 is insignificant.

Same Center and Redevelopments

Earnings in our same center portfolio (as defined below) are anticipated to grow as a recovering economy in each of our regions is expected to result in improved occupancy rates and increasing rents on lease rollovers. The economic environment in the Northern California retail market, while improving, continues to be weak, however, resulting in lower occupancy rates and limiting our ability to increase rents in properties in that area. We believe the economies of our other markets are generally improving. Our same center growth has also been slowed during the past two fiscal years by the increase in our redevelopment activity at certain centers, which will, by design, keep leasable space out of service until the redevelopments are complete.

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

Santana Row

Santana Row currently consists of approximately 558,000 square feet of retail space, 255 residential units and a 213 room hotel. The anticipated final cost for these portions of Santana Row is projected to be $480.0 million which is net of $129 million of insurance proceeds, $11 million of which was recognized as income in 2003 and 2004. An additional 256 residential units are currently under construction with the projected cost for those units to be approximately $62.0 million. Occupancy of the new units began in April 2005 with lease-up expected to continue into mid-2006. We are exploring the possibility of selling as many as 219 of the existing residential units at Santana as condominiums. In the event we determine it is financially feasible to sell residential units and we are able to obtain all necessary approvals, sales of units could begin in summer 2005. The sale of these units would reduce our operating income by the net income generated by these units and generate proceeds which would reduce the net cost.

The financial success of Santana Row will depend on many factors, which cannot be assured. These factors include, among others:

•	the demand for retail and residential space,

•	the ongoing cost of operations and maintenance,

•	the costs of ongoing and future developments, and

•	the general economy, particularly around Silicon Valley.

Other

We anticipate further growth in earnings from continuing investments in our primary markets in the East and West regions, partly offset by selective dispositions. We expect to continue growth through acquisition of neighborhood and community shopping centers in 2005 and beyond. This growth is contingent, however, on our ability to find properties that meet our qualitative hurdles at prices that meet our financial hurdles. Changes in interest rates also may affect our success in achieving growth through acquisitions by affecting both the price which must be paid to acquire a property, as well as our ability to economically finance the property acquisitions.

As one method of enhancing our growth and strengthening our market share in the regions in which we operate, in July 2004, we entered into a joint venture arrangement by forming a limited partnership in which we own 30% of the equity. The venture plans to acquire up to $350 million of stabilized, supermarket-anchored shopping centers, in our East coast and West coast markets with the shopping centers to be financed through secured borrowings and equity contributions. We are the manager of the venture and its properties, earning fees for acquisitions, management, leasing and financing. Through our partnership interest, we also will have the opportunity to earn performance-based income.

Results of Operations

“Same Center”

Throughout this section, we have provided certain information on a “same center” basis. Information provided on a same center basis is provided for only those properties that we owned and operated for the entirety of both periods being compared and excludes properties for which redevelopment or expansion occurred during either of the periods being compared. Properties purchased or sold and properties under development or redevelopment at any time during the periods being compared are excluded.

Our same center-basis results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 exclude Assembly Square which we acquired in 2005 and the two properties acquired in 2004 (Westgate Mall and Shaw’s Plaza) as well as the dispositions that occurred in 2005 (two buildings in Tempe, Arizona) and 2004 (Magruder’s Center, Plaza del Mercado and four other buildings located in Connecticut and Illinois). Our definition of “same center” also excludes Santana Row, which is considered under development in 2005 and 2004.

First Quarter 2005 Compared To First Quarter 2004

(In thousands)	2005	2004	Increase/ (Decrease)	% Change
Rental income	$100,220	$90,983	$9,237	10.2%
Other property income	2,006	2,172	(166)	-7.6%
Mortgage interest income	1,281	1,077	204	18.9%

Total revenues	103,507	94,232	9,275	9.8%
Rental expenses	23,513	21,949	1,564	7.1%
Real estate taxes	9,777	9,066	711	7.8%

Total property expenses	33,290	31,015	2,275	7.3%

Property operating income	70,217	63,217	7,000	11.1%

Interest income	391	361	30	8.3%
Income from real estate partnership	71	—	71	—
Interest expense	(22,063)	(21,319)	(744)	3.5%
General and administrative expense	(4,503)	(4,182)	(321)	7.7%
Depreciation and amortization	(22,538)	(20,266)	(2,272)	11.2%

Total other expenses, net	(48,642)	(45,406)	(3,236)	7.1%

Income before minority interest and discontinued operations	21,575	17,811	3,764	21.1%
Minority interests	(1,516)	(1,189)	(327)	27.5%
Operating income from discontinued operations	(344)	567	(911)	-160.7%
Gain on sale of real estate	4,282	57	4,225	7412.6%

Net income	$23,997	17,246	6,751	39.1%

Property Revenues

Total revenues in the first quarter of 2005 were $103.5 million, which represents an increase of $9.3 million, or 9.8%, over total revenues of $94.2 million in the first quarter of 2004. The following were the primary drivers of this increase:

•	growth of minimum rent from same center revenues as a result of increased occupancy and increased rental rates on tenant rollovers,

•	the impact of acquisitions, and

•	growth in minimum rents at redevelopment properties and at Santana Row due to increased occupancy.

In addition, we experienced increased cost recoveries from our tenants due mainly to higher snow removal costs at our properties.

The percentage leased at our shopping centers increased to 95.1% at March 31, 2005 compared to 93.3% at March 31, 2004 due primarily to new leases signed at existing properties.

Rental income. Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income in the first quarter of 2005 was $100.2 million compared to $91.0 million in the first quarter of 2004, which represents an increase of $9.2 million, or 10.2% due largely to the following:

•	an increase of approximately $5.3 million due to properties acquired in 2004 and 2005, primarily Westgate Mall, and to growth at Santana Row,

•	on a same center basis, an increase of $3.3 million, or 4.7%, due mainly to increased occupancy and increased minimum rents associated with tenant rollovers and redevelopments, and

•	an increase of $1.6 million, or 14.6%, at redevelopment properties due primarily to increased occupancy,

partially offset by

•	a decrease of $1.1 million of income recognized on the Santana Row fire insurance settlement.

Other Property Income. Other property income in the first quarter of 2005 was $2.0 million compared to $2.2 million in the first quarter of 2004. Other property income includes items which, although recurring, are not directly related to property rental or tend to fluctuate more than rental income from period to period, such as lease termination fees and management fee income.

Mortgage Interest Income. Interest on mortgage notes receivable in the first quarter of 2005 was $1.3 million compared to $1.1 million in the first quarter of 2004. The increase of $0.2 million is due to higher principal balances on notes outstanding in the first quarter of 2005.

Property Expenses

Total property operating expenses in the first quarter of 2005 were $33.3 million compared to $31.0 million in the first quarter of 2004, which represents an increase of $2.3 million, or 7.3%. The increase in total property expenses is due primarily to properties acquired in 2004 and 2005, higher snow removal costs due to higher the East as well as higher reserves for bad debt, partly offset by lower insurance premiums as detailed below.

Rental Expense. Rental expenses increased $1.6 million, or 7.1%, to $23.5 million in the first quarter of 2005 from $21.9 million in the first quarter of 2004. This increase was the result of:

•	an increase in rental expenses at centers acquired during 2004 and 2005 of $1.0 million,

•	an increase in rental expenses at same center properties of $0.9 million, or 6.3%, due mainly to increases in snow removal costs and reserves for bad debt,

partially offset by

•	lower expenses at development properties due mainly to a decrease in insurance costs.

As a result of these changes in rental expenses, as well as changes in rental income and other property income during the first quarter of 2005, compared to the first quarter of 2004, as discussed under “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operation—Property Revenues” above, rental expense as a percentage of rental income plus other property income decreased from 23.6% in the first quarter of 2004 to 23.0% in the first quarter of 2005.

Real Estate Taxes. Real estate tax expense rose $0.7 million, or 7.8%, to $9.8 million in the first quarter of 2005 compared to $9.1 million in the first quarter of 2004. The increase in 2005 is due largely to increased taxes of $0.5 million related to acquired and developed properties, including Santana Row, and higher tax assessments for our same center properties.

Property Operating Income

Property operating income was $70.2 million for the first quarter of 2005, an increase of $7.0 million, or 11.1%, compared to $63.2 million for the first quarter of 2004. Income recognized from fire insurance proceeds attributable to rental income lost at Santana Row due to the August 2002 fire amounted to $1.1 million in the first quarter of 2004 and was insignificant in the first quarter of 2005. Excluding these insurance proceeds, property operating income rose $8.1 million. This increase is due primarily to:

•	earnings attributable to our 2004 and 2005 acquisitions,

•	growth in same center earnings,

•	earnings growth at Santana Row for the phases brought into service combined with higher occupancy and lower operating expenses at that property, and

•	growth at redevelopment properties where vacancy has decreased.

Same center property operating income rose 4.7%, or approximately $2.4 million, in the first quarter of 2005 over the first quarter of 2004. This increase is primarily due to:

•	increased rental income associated with tenant rollovers,

•	higher percentage rent and cost recoveries,

partly offset by

•	higher maintenance expenses, mainly related to snow removal and higher reserves for bad debt.

Other

Interest Expense. Interest expense rose $0.7 million, or 3.5%, to $22.0 million in the first quarter of 2005 compared to $21.3 million in the first quarter of 2004. This increase is due to lower amounts of interest being capitalized as development projects are placed in service and higher outstanding balances on our line of credit, which we used to finance acquisitions. Gross interest costs in the first quarter of 2005 were $23.0 million versus $22.6 million in the first quarter of 2004. Capitalized interest amounted to $0.9 million and $1.3 million in the first quarter of 2005 and 2004, respectively.

General and Administrative Expense. Administrative expenses increased by $0.3 million, or 7.7%, to $4.5 million in the first quarter of 2005 compared to $4.2 million in the first quarter of 2004. This increase resulted primarily from lower capitalization of leasing and development costs and increased costs of payroll and benefits.

Depreciation and Amortization. Expenses attributable to depreciation and amortization rose $2.3 million or 11.2%, to $22.6 million in the first quarter of 2005 from $20.3 million in the first quarter of 2004. The increase is due primarily to depreciation of additional capital invested in redevelopment properties, depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements at same center properties.

Minority Interests. Income to minority partners increased $0.3 million to $1.5 million in the first quarter of 2005 from $1.2 million in the first quarter of 2004. This is the result of increased earnings at properties owned in partnership, partly offset by a decrease in the interest held by minority owners in several partnerships.

Operating Income from Discontinued Operations. Operating income from discontinued operations represents the operating income of properties prior to their disposition which, under SFAS No. 144, are required to be reported separately from results of ongoing operations. The reported operating loss of $0.3 million in the first quarter of 2005 and operating income of $0.6 million in the first quarter of 2004, represent the operating income for the period during which we owned the two properties sold in 2005 and the eight properties sold during the 2004 fiscal year.

Gain on Sale of Real Estate. The gain on sale of real estate was $4.3 million in the first quarter of 2005 and less than $0.1 million in the first quarter of 2004. All ten of the properties sold in 2004 and the first quarter of 2005 resulted in a gain.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets.

We manage our portfolio as two operating regions: East and West. Property management teams consisting of regional directors, leasing agents, development staff and financial personnel, each of which has responsibility for a distinct portfolio.

The following selected key segment data presented is for the three months ended March 31, 2005 and 2004. The results of operations of properties that have been subsequently sold are excluded from property operating income data in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

	First Quarter ended March 31,
(In thousands)	2005	2004
East
Rental income	$78,237	$73,039
Total revenue	$79,940	$74,634
Property operating income	$55,076	$51,184
Property operating income as a percent of total revenue	69%	69%
Total assets	$1,336,868	$1,310,836
Gross leasable area (square feet)	15,049	14,506

West
Rental income	$21,983	$17,944
Total revenue	$23,567	$19,598
Property operating income	$15,141	$12,033
Property operating income as a percent of total revenue	64%	61%
Total assets	$900,481	$861,322
Gross leasable area (square feet)	2,369	2,371

East

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Florida, Illinois, and Michigan. As of March 31, 2005, the East segment consisted of 73 properties.

Total revenue in the East increased $5.3 million to $79.9 million in the first quarter of 2005 compared to $74.6 million in the first quarter of 2004. The increase in total revenue of 7.1% is attributable mainly to improvements on redevelopment properties and higher revenues on lease turnover, partly offset by reduced revenues from property dispositions.

The percentage leased was 95.4% and 93.7% at March 31, 2005 and 2004, respectively. The percentage leased increased between March 31, 2004 and March 31, 2005 due partly to the leasing of centers under redevelopment.

The ratio of property operating income to total revenue during the first quarter ended March 31, 2005 remained at 69% when compared to the first quarter of 2004, as rental income and rental expenses both grew 7%.

West

The West region extends from Texas to the West Coast. As of March 31, 2005, 33 of our properties, including Santana Row, were located in the West region.

Total revenue in the West in the first quarter of 2005 increased $4.0 million to $23.6 million compared to $19.6 million in the first quarter of 2004. The increase in total revenue of 20.3% is largely attributable to increased rental revenue of $4.0 million, primarily from Westgate Mall, which was acquired at the end of March 2004, and from Santana Row. The increase in rental revenue was partially offset by a decrease in insurance proceeds of $1.1 million. The insurance proceeds were reported as part of rental income as they relate largely to lost rents on the delayed opening of the residential and retail units and rental concessions to tenants due to the August 2002 fire at Santana Row.

For the West region, the percentage leased was 93.6% and 91.0% at March 31, 2005 and March 31, 2004, respectively. The improved leased rate as of March 31, 2005 compared March 31, 2004 is due largely to the leasing of additional space at Santana Row and to higher leased rates at Westgate Mall.

The West region’s property operating income margin to total revenue improved in the first quarter of 2005 over the first quarter of 2004 due primarily to growth in revenue and reduced expenses at Santana Row and the acquisition of Westgate Mall. The success of Santana Row and Houston Street in San Antonio, Texas will depend on many factors which are not entirely within our control. We monitor current and long-term economic forecasts for these markets in order to evaluate the long-term financial returns of these projects. The overall return on investment in the West segment is significantly less than the overall return on investment in the East segment due to the generally lower basis in our East properties related to their acquisition at points in time when relative valuations were lower, the phasing into service of Santana Row, and the retail environment in San Antonio, Texas. We expect that the returns on investment in the West will continue to rise as these projects come into service, but that it will not necessarily rise to the same level of overall returns that are generated in the East segment.

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

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. In a manner consistent with our intention to operate with a conservative debt structure, we may, from time to time, seek to obtain funds by the following means:

•	additional equity offerings,

•	unsecured debt financing and/or mortgage financings, and

•	other debt and equity alternatives, including formation of joint ventures.

Cash and cash equivalents were $27.6 million and $30.5 million at March 31, 2005 and December 31, 2004, respectively.

Summary of Cash Flows

(In thousands)	Three months ended March 31, 2005
Cash provided by operating activities	$34,757
Cash used in investing activities	(78,394)
Cash provided by financing activities	40,807

Decrease in cash and cash equivalents	(2,830)
Cash and cash equivalents, beginning of period	30,475

Cash and cash equivalents, end of period	$27,645

The cash provided by operating activities is primarily attributable to the operation of our properties and the change in working capital related to our operations.

We used cash of $78.4 million during the three months ended March 31, 2005 in investing activities, including the following:

•	$64.3 million for our acquisition of Assembly Square and an adjacent ten-acre retail/industrial complex,

•	capital expenditures of $25.0 million for development and redevelopment of properties including Santana Row,

•	maintenance capital expenditures of approximately $2.6 million,

partly offset by

•	$13.5 million in net sale proceeds from the sale of properties.

For the three months ended March 31, 2005, our financing activities provided $40.8 million of cash, which was composed of:

•	$65.0 million of borrowings on our revolving credit facility,

•	$13.6 million of proceeds from the issuance of common shares and upon the exercise of options,

•	$0.5 million representing the change in minority interests, relating to the buyouts of various operating partnership units,

partly offset by

•	$28.6 million used to pay dividends, and

•	$9.7 million of net payments on mortgages, capital leases and notes payable.

Off-Balance Sheet Arrangements. Other than the items disclosed in the Contractual Commitments Table below, we have no off-balance sheet arrangements as of March 31, 2005 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of March 31, 2005:

	Commitments Due by Period
(In thousands)	Total	Remainder of 2005	From 1-3 years	From 4-5 years	After 5 years
Current and long-term debt	$1,200,737	$42,380	$417,671	$346,696	$393,990
Capital lease obligations, principal only	158,748	890	2,645	3,223	151,990
Operating leases	285,951	3,246	8,799	8,763	265,143
Real estate commitments	127,000	63,000	4,000	—	60,000
Development and redevelopment obligations	55,565	50,160	5,405	—	—
Restaurant joint ventures	2,418	2,418	—	—	—
Contractual operating obligations	10,597	6,574	3,950	73	—

Total contractual cash obligations	$1,841,016	$168,668	$442,470	$358,755	$871,123

In addition to the amounts set forth in the table above, the following potential commitments exist:

a)	Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between 50% and 100% of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of March 31, 2005, our estimated maximum commitment upon exercise of the put option would range from approximately $30.0 million to $34.0 million.

b)	Under the terms of two other partnerships which own properties in southern California with a cost of approximately $29.0 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash and the purchase price for the other partnership will be paid using a limited number of our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

c)	Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the area specified in the Agreement, or the Zone, not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $795,000, and the letter of credit remains outstanding. Our obligation under the Agreement is estimated to range from $1.6 million to $3.0 million. During the years ended December 31, 2004 and 2003 we funded approximately $434,000 and $360,000, respectively. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $700,000 as of March 31, 2005 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $700,000 currently accrued. We do not anticipate, however, that our obligation would exceed $600,000 in any year or $3.0 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

d)	Under the terms of various other partnerships, which own shopping center properties with a cost of approximately $88.5 million, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. In April, 2005 we paid $298,000 to redeem 6,508 of these operating units and issued 2,026 of our common shares in exchange for 2,026 of the operating units.

In order to facilitate the redemption of a minority partner’s interest in an affiliated limited partnership, in September 2004, we issued 190,000 common shares to one of our affiliated limited partnerships and, in February 2005, the shares were sold to a third party. In both cases, the shares were transferred in reliance on an exemption from the registration requirements of the Securities Act of 1933.

As of March 31, 2005, a total of 449,325 operating units are outstanding.

e)	In addition to our contractual obligations, we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. In addition, future rental commitments are not reflected as commitments until the underlying leased space has been delivered for use. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row.

Debt Financing Arrangements

As of March 31, 2005, we had total debt outstanding of $1.4 billion.

The following is a summary of our total debt outstanding as of March 31, 2005:

(Dollars in thousands)	Original Debt Issued	Principal Balance as of March 31, 2005	Interest Rate as of March 31, 2005	Maturity Date
Description of Debt
Mortgage Loans (1)
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston Street	345	179	7.500%	October 6, 2008
Mercer Mall	Acquired	4,623	8.375%	April 1, 2009
Federal Plaza	36,500	35,009	6.750%	June 1, 2011
Tysons Station	7,000	6,602	7.400%	September 1, 2011
Barracks Road	44,300	43,598	7.950%	November 1, 2015
Hauppauge	16,700	16,435	7.950%	November 1, 2015
Lawrence Park	31,400	30,902	7.950%	November 1, 2015
Wildwood	27,600	27,162	7.950%	November 1, 2015
Wynnewood	32,000	31,493	7.950%	November 1, 2015
Brick Plaza	33,000	32,427	7.415%	November 1, 2015
Mount Vernon (2)	13,250	12,762	5.660%	April 15, 2028

Total Mortgage Loans		$251,092

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	$1,937	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Revolving credit facilities (3)	300,000	120,000	LIBOR + 0.75%	October 8, 2006
Term note with banks	100,000	100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks (4)	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Escondido (Municipal Bonds) (5)	9,400	9,400	2.71%	October 1, 2016

Total Notes Payable		$381,382

Senior Notes and Debentures
Unsecured Fixed Rate
6.625% Notes	40,000	$40,000	6.625%	December 1, 2005
6.99% Medium Term Notes (6)	40,500	40,500	6.894%	March 10, 2006
6.125% Notes (7)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
7.48% Debentures (8)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (9)	$40,000	40,000	6.820%	August 1, 2027

Subtotal		570,500
Unamortized Discount		(2,237)

Total Senior Notes and Debentures		$568,263
Capital Lease Obligations
Various		$158,748	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,359,485

1)	Mortgage loans do not include the Trust’s 30% share ($14.2 million) of the $47.2 million debt of the partnership with Clarion Lion Properties Fund.

2)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
3)	The maximum amount drawn under the facility during the first three months of 2005 was $120 million. The weighted average interest rate on borrowings under the facility for the three months ended March 31, 2005 was 3.31%.
4)	This loan bears interest at LIBOR plus 95 basis points. In January 2004, we purchased interest rate swaps or hedges on this note, which fixed the LIBOR portion of the interest rate at 2.401% through October 2006, resulting in an effective interest rate, assuming no change to our debt rating, of 3.351% through October 2006.
5)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly to be the interest rate, which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average interest rate for the three months ended March 31, 2005 was 2.71%. The property is not encumbered by a lien.
6)	We purchased interest rate swaps at issuance (in 1998), thereby reducing the effective interest rate from 6.99% to 6.894%.
7)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.
8)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.
9)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to comply with a number of financial provisions using calculations of ratios and other amounts that are not normally useful to a financial statement reader and that are calculated in a manner that is not in accordance with GAAP. Accordingly, the numeric information set forth below is calculated as required by our various loan agreements rather than in accordance with GAAP. We have not included a reconciliation of this information to GAAP information because, in this case, there is no directly comparable GAAP measure: similarly titled GAAP measures are not relevant in determining whether or not we are in compliance with our financial covenants and we believe that the ratios on our material covenants are relevant to the reader. These covenants require us to:

•	limit the amount of debt so that our interest and other fixed charge coverage will exceed 1.75 to 1 (we maintained a ratio of 2.23 to 1 as of March 31, 2005);

•	limit the amount of debt as a percentage of total asset value to less than 0.55 to 1 (we maintained a ratio of 0.44 to 1 as of March 31, 2005);

•	limit the amount of secured debt as a percentage of total asset value to less than 0.30 to 1 (we maintained a ratio of 0.14 to 1 as of March 31, 2005);

•	limit the amount of unsecured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.75 to 1 (we maintained a ratio of 2.59 to 1 as of March 31, 2005); and

•	limit the total cost of development projects under construction to 15% or less of gross asset value (the budgeted total cost of our projects under construction at March 31, 2005 represented 2.70% of gross asset value).

We are also obligated to comply with other covenants, including, among others, provisions:

•	relating to the maintenance of any property securing a mortgage;

•	restricting our ability to pledge assets or create liens;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases at properties securing a mortgage;

•	restricting our ability to enter into transactions with affiliates; and

•	restricting our ability to consolidate, merge or sell all or substantially all of our assets.

As of March 31, 2005, we were in compliance with all of the financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of March 31, 2005 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

(In thousands)	Secured	Capital Lease	Unsecured		Total
2005	$2,253	$890	$40,127		$43,270
2006	3,581	1,271	260,685	(1)	265,537	(1)
2007	3,858	1,374	149,547		154,779
2008	13,633	1,512	150,225		165,370
2009	8,551	1,711	174,287		184,549
2010 and thereafter (2)	219,216	151,990	174,774		545,980

	$251,092	$158,748	$949,645		$1,359,485

1)	Includes $120 million outstanding under our revolving credit facility.
2)	Includes $13.1 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013 and $90 million of unsecured debt that may be called by the holders beginning August 1, 2007 as to $40 million thereof and beginning August 15, 2008 as to $50 million thereof.

Our organizational documents do not limit the level or amount of debt that we may incur.

Interest Rate Hedging

We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in order to manage interest rate risk. Derivatives are not purchased for speculation. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. As of March 31, 2005, the Company had three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.”

In January 2004, to hedge our exposure to interest rate fluctuations on our $150 million, five-year term loan issued in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. Upon entering into the swap, the interest rate was fixed, assuming no change to our debt rating, at 3.351% on notional amounts totaling $150 million through October 2006. On the January 2004 hedge, we are exposed to credit loss in the event of non-performance by the counterparty to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparty. The counterparty has a long-term debt rating of “A-” by Standard and Poor’s Ratings Service and “A2” by Moody’s Investors Service as of March 31, 2005. Although our swap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The swap has been documented as a cash flow hedge and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swap at its fair value is recorded as a component of other comprehensive income within shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet.

The two remaining hedging instruments involved an interest rate swap associated with our 6.99% Medium Term Notes and an interest rate lock purchased in 2002 in connection with our $150 million, 6.125% Senior Unsecured Note offering and are described in more detail below in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Hedging.”

Liquidity Requirements

Our short-term liquidity requirements consist primarily of obligations under our capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring trust expenditures, non-recurring trust expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements in 2005 and 2006 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of future phases of existing properties. To the extent that we require additional funds to meet our capital requirements, and normal recurring operating costs, we expect to fund these amounts from one or more of the following sources:

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the three months ended March 31,
(In thousands, except per share data)	2005	2004
Net income	$23,997	$17,246
(Gain) on sale of real estate	(4,282)	(57)
Depreciation and amortization of real estate assets	20,519	18,726
Amortization of initial direct costs of leases	1,626	1,498
Depreciation of joint venture real estate assets	156	—

Funds from operations	42,016	37,413
Dividends on preferred stock	(2,869)	(2,869)
Income attributable to operating partnership units	158	235

Funds from operations available for common shareholders	$39,305	$34,779

Weighted average number of common shares, diluted	53,179	50,613
Funds from operations available for common shareholders, per diluted share	$0.74	$0.69

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

Fixed Interest Rate Debt. The majority of our outstanding debt obligations (maturing at various times through 2028 or through 2077 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments, however. At March 31, 2005 we had $1.1 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at March 31, 2005 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $11.3 million. If interest rates on our fixed-rate debt instruments at March 31, 2005 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $11.3 million.

Variable Interest Rate Debt. We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2005, we had $229.4 million of variable rate debt outstanding. Based upon this balance of variable rate debt, if interest rates increased 1.0%, our interest expense would increase by approximately $2.3 million, and our net income and cash flows for the year would decrease by approximately $2.3 million. If interest rates decreased 1.0%, our interest expense would decrease by approximately $2.3 million, and our net income and cash flows for the year would increase by approximately $2.3 million.

Interest Rate Hedging

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio.

Cash Flow Hedging. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended March 31, 2005, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt. As of March 31, 2005, the Company had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.”

Hedging of Unsecured Notes. The three cash flow hedge agreements referred to above served to hedge certain unsecured notes. In January 2004, to hedge our exposure to interest rates on the $150 million five-year term loan, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million. A more detailed description of this derivative financial instrument is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources—Interest Rate Hedging.”

In anticipation of a $150 million Senior Unsecured Note offering, on August 1, 2002, we entered into a treasury lock that fixed the benchmark five year treasury rate at 3.472% through August 19, 2002. The rate lock was documented as a cash flow hedge of a forecasted transaction and designated as effective at the inception of the contract. On August 16, 2002, we priced the Senior Unsecured Notes with a scheduled closing date of August 21, 2002 and closed out the associated rate lock. Five-year treasury rates declined between the pricing period and the settlement of the hedge purchase; therefore, to settle the rate lock, we paid $1.5 million. As a result of the August 19, 2002 fire at Santana Row, we did not proceed with the note offering at that time. However, we consummated a $150 million, 6.125% Senior Unsecured Note offering on November 15, 2002, and thus, the hedge loss is being amortized into interest expense over the life of the related Notes.

We also purchased an interest rate swap that terminates March 2006, with a face amount of $40.5 million upon issuance of our 6.99% Medium Term Notes, which reduced the effective interest rate from 6.99% to 6.894%.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Assessment. We carried out an assessment as of March 31, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Principal Executive Officer and Principal Financial Officer Certifications. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are forms of “Certification” of our principal executive officer and our principal financial officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of this Quarterly Report on Form 10-Q that you currently are reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Internal Control over Financial Reporting. Establishing and maintaining internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, and effected by our employees, including management, with oversight by our Board of Trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

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

Scope of the Evaluations. The evaluation by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures included a review of procedures and our internal audit, as well as discussions with our Disclosure Committee, independent public accountants and others in our organization, as appropriate. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The evaluation of our disclosure controls and procedures is done on a quarterly basis, so that the conclusions concerning the effectiveness of such controls can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Our internal control over financial reporting is also assessed on an ongoing basis by personnel in our Accounting department and by our independent auditors in connection with their audit and review activities.

The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures will be maintained and updated (including with improvements and corrections) as conditions warrant. We also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

Periodic Evaluation of and Conclusion Regarding Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during our first fiscal quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, we issued 190,000 common shares to one of our affiliated limited partnerships, and in February 2005 the shares were sold to a third party. In both cases, the shares were transferred in reliance on an exemption from the registration requirements of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust last amended October 29, 2003 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) (the “2003 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.1 to the 2003 Form 10-K and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amendment dated October 1, 1992 to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman (previously filed as an exhibit to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description
10.5	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.6	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.7	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.8	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

10.9	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.10	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.12	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the 2004 Form 10-K and incorporated herein by reference)

10.13	Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.14	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.15	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.16	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.17	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-07533) (the “2002 Form 10-K”) and incorporated herein by reference)

Exhibit No.	Description
10.19	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.20	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.22	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.24	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as Exhibit 10.31 to the 2002 Form 10-K and incorporated herein by reference)

10.25	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.26	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.27	Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL REALTY INVESTMENT TRUST

/s/ DONALD C. WOOD
May 4, 2005	Donald C. Wood, President, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ LARRY E. FINGER
May 4, 2005	Larry E. Finger, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 (previously filed as Exhibit 3.2 to the Trust’s Current Report on Form 8-K filed on May 25, 1999 (File No. 1-07533) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust last amended October 29, 2003 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) (the “2003 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.1 to the 2003 Form 10-K and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amendment dated October 1, 1992 to Voting Trust Agreement dated as of March 3, 1989 by and between I. Wolford Berman and Dennis L. Berman (previously filed as an exhibit to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 1-07533) and incorporated herein by reference)

10.5	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.6	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.7	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.8	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

10.9	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.10	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.12	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the 2004 Form 10-K and incorporated herein by reference)

10.13	Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.14	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.15	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.16	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.17	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-07533) (the “2002 Form 10-K”) and incorporated herein by reference)

10.19	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.20	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.22	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.24	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as Exhibit 10.31 to the 2002 Form 10-K and incorporated herein by reference)

10.25	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.26	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.27	Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer