Form 10-Q
period 2005-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2005-07-28
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2005
Common Shares of Beneficial Interest	52,687,034

Federal Realty Investment Trust

S.E.C. FORM 10-Q

June 30, 2005

FEDERAL REALTY INVESTMENT TRUST

S.E.C. FORM 10-Q

June 30, 2005

PART I.FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and the information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of Federal Realty Investment Trust (“the Trust”). The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
	(in thousands, except share data)
ASSETS

Real estate, at cost
Operating	$2,614,198	$2,516,610
Construction-in-progress	140,632	130,286
Discontinued operations	—	19,380

	2,754,830	2,666,276

Less accumulated depreciation and amortization	(630,861)	(595,338)

Net real estate	2,123,969	2,070,938
Cash and cash equivalents	13,625	30,475
Accounts and notes receivable	34,823	34,849
Mortgage notes receivable	41,882	42,909
Investment in real estate partnership	9,519	9,631
Prepaid expenses and other assets	67,907	71,767
Debt issuance costs, net of accumulated amortization of $6,579, and $5,549, respectively	5,297	6,327

TOTAL ASSETS	$2,297,022	$2,266,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Mortgages payable	$250,291	$251,885
Obligations under capital leases	158,457	159,000
Notes payable	365,340	325,051
Senior notes and debentures	568,404	568,121
Accounts payable and accrued expenses	80,519	80,558
Dividends payable	31,142	28,242
Security deposits payable	7,861	7,745
Other liabilities and deferred credits	38,290	36,806

Total liabilities	1,500,304	1,457,408

Minority interests	19,134	18,954

Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares	135,000	135,000
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 54,145,519 and 53,616,827 issued, respectively	541	536
Additional paid in capital	1,108,310	1,108,213
Accumulated dividends in excess of net income	(428,695)	(416,026)

	815,156	827,723

Less:
1,480,201 and 1,480,201 common shares in treasury — at cost, respectively	(28,786)	(28,786)
Deferred compensation on restricted shares	(9,766)	(8,641)
Notes receivable under employee stock plans	(1,792)	(2,083)
Accumulated other comprehensive income	2,772	2,321

Total shareholders’ equity	777,584	790,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,297,022	$2,266,896

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30,
	2005	2004
	(In thousands, except per share data)
Revenue
Rental income	$197,882	$185,550
Other property income	4,030	4,592
Mortgage interest income	2,730	2,381

	204,642	192,523

Expenses
Rental	43,520	43,959
Real estate taxes	20,577	18,412
General and administrative	9,484	8,770
Depreciation and amortization	45,463	43,103

	119,044	114,244

Operating income	85,598	78,279

Other interest income	1,693	662
Interest expense	(43,890)	(42,710)
Income from real estate partnership	224	—
Minority interests	(2,795)	(2,381)

Income from continuing operations	40,830	33,850
Discontinued operations
Operating income from discontinued operations	90	1,394
Gain on sale of real estate	7,884	8,334

Income from discontinued operations	7,974	9,728

Net income	48,804	43,578
Dividends on preferred stock	(5,738)	(5,738)

Net income available for common shareholders	$43,066	$37,840

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations available for common shareholders	$0.67	$0.56
Discontinued operations	—	0.03
Gain on sale of real estate	0.15	0.16

	$0.82	$0.75

Weighted average number of common shares, basic	52,333	50,207

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations available for common shareholders	$0.66	$0.56
Discontinued operations	—	0.03
Gain on sale of real estate	0.15	0.16

	$0.81	$0.75

Weighted average number of common shares, diluted	52,876	51,593

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2005	2004
	(In thousands, except per share data)
Revenue
Rental income	$97,799	$94,771
Other property income	2,082	2,434
Mortgage interest income	1,449	1,304

	101,330	98,509

Expenses
Rental	20,078	22,065
Real estate taxes	10,822	9,369
General and administrative	4,981	4,588
Depreciation and amortization	22,956	22,856

	58,837	58,878

Operating income	42,493	39,631

Other interest income	1,302	301
Interest expense	(21,827)	(21,391)
Income from real estate partnership	153	—
Minority interests	(1,279)	(1,192)

Income from continuing operations	20,842	17,349
Discontinued operations
Operating income from discontinued operations	363	707
Gain on sale of real estate	3,602	8,276

Income from discontinued operations	3,965	8,983

Net income	24,807	26,332

Dividends on preferred stock	(2,869)	(2,869)

Net income available for common shareholders	$21,938	$23,463

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations available for common shareholders	$0.34	$0.28
Discontinued operations	0.01	0.02
Gain on sale of real estate	0.07	0.16

	$0.42	$0.46

Weighted average number of common shares, basic	52,454	51,359

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations available for common shareholders	$0.34	$0.28
Discontinued operations	0.01	0.01
Gain on sale of real estate	0.06	0.16

	$0.41	$0.45

Weighted average number of common shares, diluted	52,986	52,681

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(unaudited)

	Six months ended June 30,
	2005			2004
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital
	(In thousands, except share data)
Common shares of beneficial interest
Balance, beginning of year	53,616,827	$536	$1,108,213	50,670,851	$506	$980,227
Exercise of stock options	216,175	2	5,609	170,106	2	4,139
Shares issued under dividend reinvestment plan	32,570	—	1,617	44,026	1	1,732
Restricted shares granted, net of restricted shares retired	76,807	1	3,948	84,617	1	3,632
Issuance of shares in public offering	—	—	—	2,186,749	22	99,099
Conversion and redemption of OP units	203,140	2	(11,561)	—	—	—
Stock compensation associated with variable accounting	—	—	484	—	—	1,698

Balance, end of period	54,145,519	$541	$1,108,310	53,156,349	$532	$1,090,527

Accumulated dividends in excess of net income
Balance, beginning of year		$(416,026)			$(386,738)
Net income		48,804			43,578
Dividends declared to common shareholders		(55,735)			(49,488)
Preferred share dividends		(5,738)			(5,738)

Balance, end of period		$(428,695)			$(398,386)

Common shares of beneficial interest in Treasury

Balance, beginning and end of period	(1,480,201)	$(28,786)		(1,470,275)	$(28,445)

Deferred compensation on restricted shares
Balance, beginning of year	(226,904)	$(8,641)		(220,666)	$(5,474)
Performance and restricted shares issued, net of for feitures	(65,733)	(3,380)		(75,522)	(4,373)
Vesting of performance and restricted shares	79,543	2,255		52,384	1,289

Balance, end of period	(213,094)	$(9,766)		(243,804)	$(8,558)

Notes receivable under employee stock plans
Balance, beginning of year		$(2,083)			$(3,615)
Subscription loans issued		—			(147)
Subscription loans paid		291			309

Balance, end of period		$(1,792)			$(3,453)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$2,321			$(87)
Adjustments to unrealized gains on securities		60			61
Adjustments to unrealized gains on interest rate swaps		391			2,788

Balance, end of period		$2,772			$2,762

Comprehensive income
Net income		$48,804			$43,578
Adjustments to unrealized gains on securities		60			61
Adjustments to unrealized gains on interest rate swaps		391			2,788

Comprehensive income		$49,255			$46,427

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$48,804	$43,578
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	45,587	43,858
Gain on sale of real estate	(7,884)	(8,334)
Equity in income from real estate partnership	(224)	—
Minority interests	2,795	2,381
Other, net	4,223	(106)
Changes in assets and liabilities net of effects of acquisitions and dispositions
Decrease (increase) in accounts and notes receivable	3,043	(4,417)
(Increase) decrease in prepaid expenses and other assets before depreciation and amortization	(29)	3,991
(Decrease) increase in accounts payable, security deposits and prepaid rent	(3,011)	2,367
Decrease in accrued expenses	(4,679)	(341)

Net cash provided by operating activities	88,625	82,977

INVESTING ACTIVITIES
Acquisition of real estate	(67,403)	(97,134)
Capital expenditures — development and redevelopment	(55,761)	(29,595)
Capital expenditures — other	(5,630)	(21,819)
Leasing costs	(3,308)	(3,133)
Proceeds from sale of real estate	24,706	19,279
Repayment (issuance) of mortgage and other notes receivable, net	8,477	(2,277)

Net cash used in investing activities	(98,919)	(134,679)

FINANCING ACTIVITIES
Net borrowings under revolving credit facility	49,000	22,750
Issuance of senior debentures	—	75,000
Repayment of senior debentures	—	(39,500)
Repayment of mortgages, capital leases and notes payable, net	(2,219)	(47,246)
Issuance of common shares	5,902	105,450
Dividends paid to common and preferred shareholders	(56,956)	(52,738)
Dividends paid and redemptions related to OP units	(2,283)	(1,879)

Net cash (used in) provided by financing activities	(6,556)	61,837

(Decrease) increase in cash and cash equivalents	(16,850)	10,135
Cash and cash equivalents, beginning of period	30,475	34,968

Cash and cash equivalents, end of period	$13,625	$45,103

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

NOTE A - ACCOUNTING POLICIES AND OTHER DATA

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. As of June 30, 2005, we owned or had a majority interest in 103 community and neighborhood shopping centers and retail mixed-use properties comprising approximately 17.4 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as California and one apartment complex in Maryland. In total, the 103 commercial properties were 95.0% leased at June 30, 2005. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of June 30, 2005. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividends per common share for 37 consecutive years.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, as well as in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the information and footnotes required by GAAP for complete financial statements are not included. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim financial statements are included. Operating results for interim periods reflected do not necessarily indicate the results that may be expected for a full fiscal year. You should read these financial statements in conjunction with the financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2004.

The following table sets forth the reconciliation between basic and diluted earnings per share:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Income for calculation of basic earnings per share:
Income from continuing operations	$40,830	$33,850	$20,842	$17,349
Less: Preferred stock dividends	(5,738)	(5,738)	(2,869)	(2,869)

Income from continuing operations available for common shareholders	35,092	28,112	17,973	14,480

Income from discontinued operations	7,974	9,728	3,965	8,983

Net income available for common shareholders, basic	$43,066	$37,840	$21,938	$23,463

Weighted average number of common shares, basic	52,333	50,207	52,454	51,359

Basic Earnings Per Share:
Income from continuing operations	$0.67	$0.56	$0.34	$0.28
Income from discontinued operations	0.15	0.19	0.08	0.18

Net income available for common shareholders, basic	$0.82	$0.75	$0.42	$0.46

Income for calculation of diluted earnings per share:
Income from continuing operations available for common shareholders	$35,092	$28,112	$17,973	$14,480
Income attributable to operating partnership units (1)	—	638	—	403

Income from continuing operations for diluted earnings per share	35,092	28,750	17,973	14,883
Income from discontinued operations	7,974	9,728	3,965	8,983

Net income available for common shareholders, diluted	$43,066	$38,478	$21,938	$23,866

Weighted average number of common shares, basic	52,333	50,207	52,454	51,359

Effect of dilutive securities:
Stock option awards	543	554	532	492
Operating partnership units (1)	—	832	—	830

Weighted average number of common shares, diluted	52,876	51,593	52,986	52,681

Diluted Earnings Per Share:
Income from continuing operations	$0.66	$0.56	$0.34	$0.28
Income from discontinued operations	0.15	0.19	0.07	0.17

Net income available for common shareholders, diluted	$0.81	$0.75	$0.41	$0.45

(1)	For the six and three months ended June 30, 2005, partnership units were excluded from the calculation of income from continuing operations per share because they were anti-dilutive.

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense, and depreciation and amortization expense in the June 30, 2004 Consolidated Statements of Operations have been reclassified to Income From Discontinued Operations to assure comparability of all periods presented. In addition, certain December 31, 2004 Balance Sheet accounts, 2004 Statement of Operations accounts and components of the 2004 Consolidated Statement of Cash Flows have been reclassified to assure comparability of all periods presented including certain amounts reclassified from other property income.

Stock-based compensation. We grant restricted stock and stock options to employees. Our stock option grants are for a fixed number of shares with exercise prices equal to the fair value of the shares on the date of grant. We account for stock compensation under the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we recognize compensation for restricted stock grants but do not recognize compensation for stock option grants.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
	(In thousands, except for earnings per share)
Net income, as reported	$48,804	$43,578	$24,807	$26,332
Stock-based employee compensation cost included in net income	1,939	1,831	1,071	769
Stock-based employee compensation cost under the fair value method of SFAS No. 123	(2,224)	(1,961)	(1,212)	(831)

Pro Forma Net Income - Basic	$48,519	$43,448	$24,666	$26,270

Earnings Per Share:
Basic, as reported	$0.82	$0.75	$0.42	$0.46
Basic, pro forma	$0.82	$0.75	$0.42	$0.46

Net income available for common shareholders - diluted	$43,066	$38,478	$21,938	$23,886
Stock-based employee compensation cost included in net income	1,939	1,831	1,071	769
Stock-based employee compensation cost under the fair value method of SFAS No. 123	(2,224)	(1,961)	(1,212)	(831)

Pro Forma Net Income - Diluted	$42,781	$38,348	$21,797	$23,824

Earnings Per Share:
Diluted, as reported	$0.81	$0.75	$0.41	$0.45
Diluted, pro forma	$0.81	$0.74	$0.41	$0.45

Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), “Consolidation of Variable Interest Entities.” FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46-R are be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We have evaluated the applicability of FIN 46-R to our investments in certain restaurant joint ventures at Santana Row and our joint venture with Clarion Lion Properties Fund and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. Accordingly, these investments will continue to be accounted for using the equity method. We have also evaluated the applicability of FIN 46-R to our mortgage loans receivable and determined that they are not variable interest entities. The adoption of FIN 46-R did not have a material impact on our financial position or results of operations.

NOTE B - REAL ESTATE ASSETS

On February 15, 2005, we sold two properties located in Tempe, Arizona for $13.7 million, resulting in a gain of $4.0 million.

On March 1, 2005, we acquired Assembly Square, an approximately 330,000 square foot enclosed mall in the City of Somerville, Massachusetts that is currently being redeveloped into a power center, and an adjacent ten-acre 220,000 square foot retail/industrial complex for an aggregate investment of $66.4 million, which includes $2.5 million of cost for the ongoing redevelopment. With respect to the values assigned to assumed leases, approximately $3.4 million of the net assets acquired was allocated to prepaid and other assets for “above-market leases,” while $5.1 million of the net assets acquired was allocated to other liabilities and deferred credits for ‘below-market leases.” Amounts associated with above and below market leases are amortized over the related lease terms. Amortization is included in rental income on the consolidated statement of operations. The acquisition was financed through available cash and borrowings under our revolving credit facility.

On June 2, 2005, we sold two properties located in Winter Park, Florida for $11.1 million, resulting in a gain of $3.5 million.

NOTE C - REAL ESTATE PARTNERSHIPS

In July 2004, we entered into a joint venture arrangement (the “Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $42 million and $98 million, respectively, of equity capital to acquire properties through June 2006. We are the manager of the Partnership and its properties, and earn fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method, as described in “Note A - Accounting Policies and Other Data – Variable Interest Entities.” In total, at June 30, 2005, the Partnership had $47.2 million of mortgage notes outstanding.

The following are the summarized unaudited financial results of the Partnership:

	Six months ended June 30, 2005	Three months ended June 30, 2005
	(In thousands)
Revenue	$4,189	$2,139
Depreciation and amortization	(1,045)	(524)
Other operating expenses	(1,163)	(491)
Interest expense	(1,235)	(615)

Net income	$746	$509

	As of June 30, 2005	As of December 31, 2004
	(In thousands)
Real estate at cost	$81,051	$80,970
Less accumulated depreciation and amortization	(1,669)	(625)

Net real estate	79,382	80,345
Other assets	5,701	5,527

Total assets	$85,083	$85,872

Mortgages payable	$47,225	$47,225
Other liabilities	6,117	6,544

Total liabilities	53,342	53,769
Partners’ capital	31,741	32,103

Total liabilities and partners’ capital	$85,083	$85,872

For mortgage notes totaling $36.7 million at June 30, 2005 that are secured by three properties owned by subsidiaries of the Partnership, we are the guarantor for certain obligations of those subsidiaries, which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

NOTE D - MORTGAGES, NOTES PAYABLE AND OTHER DEBT

We have a $550 million unsecured credit facility consisting of a $150 million five-year term loan, a $100 million three-year term loan, and a $300 million three-year revolving credit facility, that has a one-year extension option. The term loans currently bear interest at LIBOR plus 95 basis points, while the revolving facility currently bears interest at LIBOR plus 75 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.

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

At June 30, 2005, there was $104 million borrowed under our $300.0 million revolving credit facility. The maximum amount drawn during the six months ended June 30, 2005 was $190 million. The weighted average interest rate on borrowings under the revolving credit facility for the six months ended June 30, 2005 was 3.44%. The facility requires us to comply with various financial and other covenants, including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At June 30, 2005, we were in compliance with all loan covenants.

A more detailed description of our derivative instruments is contained in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

We have determined that our hedged derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in our recording all changes in the fair value of the hedged derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. To adjust the hedged derivatives to their fair value, we recorded an unrealized gain to other comprehensive income of $0.4 million and $2.8 million during the six months ended June 30, 2005 and 2004, respectively. We estimate that this unrealized gain at June 30, 2005 will substantially all be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period.

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

NOTE E - SHAREHOLDERS’ EQUITY

Under the terms of various partnerships, which own shopping center properties with a cost of approximately $88.5 million, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. For the six months ended June 30, 2005, we paid $0.6 million to redeem 12,609 operating units and issued 203,140 of our common shares to redeem 203,140 operating units. The 203,140 common shares issued include 190,000 common shares that were issued to a subsidiary in 2004 and sold to a third party in February 2005 to complete a redemption.

NOTE F - INTEREST EXPENSE

We incurred total interest costs of $46.4 million during the six months ended June 30, 2005 and $45.2 million during the six months ended June 30, 2004, of which $2.5 million was capitalized in each period in connection with development and redevelopment projects. We incurred total interest costs of $23.4 million during the three months ended June 30, 2005 and $22.6 million during the three months ended June 30, 2004, of which $1.6 million and $1.2 million, respectively, were capitalized in connection with development and redevelopment projects. Interest paid was $44.6 million and $42.8 million for the six months ended June 30, 2005 and 2004, respectively and $22.4 million and $20.8 million for the three months ended June 30, 2005 and 2004, respectively.

NOTE G - COMMITMENTS AND CONTINGENCIES

We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that such matters will not have a material effect on our financial condition or results of operations.

We are committed to invest approximately $11.0 million in restaurant joint ventures at Santana Row, of which $9.5 million has been invested as of June 30, 2005. These restaurant joint ventures are accounted for using the equity method.

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value derived from the properties current operations as of June 30, 2005, our estimated maximum commitment upon exercise of the put option would range from approximately $30 million to $34 million.

As of June 30, 2005, a total of 423,576 operating units remain outstanding. As discussed in Note E, the partners holding these operating units have the right to exchange them for cash or the same number of our common shares, at our option.

Under the terms of two of our other partnership agreements for entities which own street retail properties in southern California with an original cost of approximately $29 million, if certain leasing and revenue levels are obtained for those properties, the other partners may require us to redeem their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships must be paid in cash. The purchase price for the other partnership must be paid using our common shares or, subject to certain conditions, cash. In both partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the zone specified in the Agreement not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. We estimate our obligation under the Agreement to be in the range of $1.6 million to $3.0 million. During the years ended December 31, 2004 and 2003, we funded approximately $0.4 million each year. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $0.7 million as of June 30, 2005 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $0.7 million currently accrued. We do not anticipate, however, that our obligation would exceed $0.6 million in any year or $3.0 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

NOTE H - COMPONENTS OF RENTAL INCOME

The components of rental income are as follows:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Minimum rents
Retail and commercial	$147,556	$137,217	$74,043	$69,649
Residential	6,324	6,146	3,115	3,170
Cost reimbursements	38,218	36,069	18,119	18,665
Percentage rents	3,063	2,865	1,266	1,504
Other rental income	2,721	3,253	1,256	1,783

Total rental income	$197,882	$185,550	$97,799	$94,771

Minimum rents include $3.8 million and $2.4 million for the six months ended June 30, 2005 and 2004, respectively, and $ 1.7 million and $1.6 million for the three months ended June 30, 2005 and 2004, respectively, that represent amounts included in minimum rents in order to reflect the recognition of minimum rents on a straight line basis as required by GAAP. Minimum rents include $0.8 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively, and $0.4 million for both the three months ended June 30, 2005 and 2004, that represent amounts included in minimum rents in order to reflect the recognition of income attributable to market lease adjustments on acquired properties in accordance with SFAS 141. Residential minimum rents comprise the entire rental amounts at Rollingwood Apartments, The Crest at Congressional Plaza Apartments and the residential units at Santana Row.

NOTE I – SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A summary of our operations by geographic region is as follows:

	Six months ended June 30, 2005
	East	West	Other	Total
	(In thousands)
Rental income	$154,311	$43,571	$—	$197,882
Other property income	1,768	2,262	—	4,030
Mortgage interest income	1,414	1,316	—	2,730
Rental expenses	(29,885)	(13,635)	—	(43,520)
Real estate taxes	(16,055)	(4,522)	—	(20,577)

Property operating income	$111,553	$28,992	$—	$140,545

Other interest income	1,658	35	—	1,693
Interest expense	—	—	(43,890)	(43,890)
Income from real estate partnership	—	—	224	224
General and administrative expense	—	—	(9,484)	(9,484)
Depreciation and amortization	(32,375)	(13,088)	—	(45,463)

Income before minority interests and discontinued operations	$80,836	$15,939	$(53,150)	$43,625

Total assets as of June 30, 2005	$1,328,329	$900,704	$67,989	$2,297,022

	Six months ended June 30, 2004
	East	West	Other	Total
	(In thousands)
Rental income	$146,784	$38,766	$—	$185,550
Other property income	1,793	2,799	—	4,592
Mortgage interest income	1,469	912	—	2,381
Rental expenses	(29,790)	(14,169)	—	(43,959)
Real estate taxes	(15,409)	(3,003)	—	(18,412)

Property operating income	$104,847	$25,305	$—	$130,152

Other interest income	569	93	—	662
Interest expense	—	—	(42,710)	(42,710)
Income from real estate partnership	—	—	—	—
General and administrative expense	—	—	(8,770)	(8,770)
Depreciation and amortization	(31,318)	(11,785)	—	(43,103)

Income before minority interests and discontinued operations	$74,098	$13,613	$(51,480)	$36,231

Total assets as of June 30, 2004	$1,296,017	$883,702	$95,494	$2,275,213

	Three months ended June 30, 2005
	East	West	Other	Total
	(In thousands)
Rental income	$76,212	$21,587	$—	$97,799
Other property income	814	1,268	—	2,082
Mortgage interest income	741	708	—	1,449
Rental expenses	(13,159)	(6,919)	—	(20,078)
Real estate taxes	(8,002)	(2,820)	—	(10,822)

Property operating income	$56,606	$13,824	$—	$70,430

Other interest income	1,288	14	—	1,302
Interest expense	—	—	(21,827)	(21,827)
Income from real estate partnership	—	—	153	153
General and administrative expense	—	—	(4,981)	(4,981)
Depreciation and amortization	(16,204)	(6,752)	—	(22,956)

Income before minority interests and discontinued operations	$41,690	$7,086	$(26,655)	$22,121

Total assets as of June 30, 2005	$1,328,329	$900,704	$67,989	$2,297,022

	Three months ended June 30, 2004
	East	West	Other	Total
	(In thousands)
Rental income	$73,949	$20,822	$—	$94,771
Other property income	881	1,553	—	2,434
Mortgage interest income	797	507	—	1,304
Rental expenses	(14,067)	(7,998)	—	(22,065)
Real estate taxes	(7,749)	(1,620)	—	(9,369)

Property operating income	$53,811	$13,264	$—	$67,075

Other interest income	269	32	—	301
Interest expense	—	—	(21,391)	(21,391)
Income from real estate partnership	—	—	—	—
General and administrative expense	—	—	(4,588)	(4,588)
Depreciation and amortization	(16,517)	(6,339)	—	(22,856)

Income before minority interests and discontinued operations	$37,563	$6,957	$(25,979)	$18,541

Total assets as of June 30, 2004	$1,296,017	$883,702	$95,494	$2,275,213

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

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” Many things can happen that can cause actual results to be different from those we describe. These factors include, but are not limited to the risk factors described in our current report in Form 8-K filed on March 2, 2005, and include the following:

•	risks that our tenants will not pay rent or that we may be unable to renew leases or re-let space at favorable rents as leases expire;

•	risks that we may not be able to proceed with or obtain necessary approvals for any redevelopment or renovation project, and that any redevelopment or renovation project that we do pursue may not perform as anticipated;

•	risks that the number of properties we acquire for our own account, and therefore the amount of capital we invest in acquisitions, may be impacted by our real estate partnership;

•	risks normally associated with the real estate industry, including risks that:

•	occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected,

•	completion of anticipated or ongoing property redevelopments or renovations may fail to perform as expected,

•	new acquisitions may fail to perform as expected,

•	competition for acquisitions could result in increased prices for acquisitions,

•	environmental issues may develop at our properties and result in unanticipated costs, and

•	because real estate is illiquid, we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to meet existing financial covenants and the limitations imposed on our operations by those covenants, and the possibility of increases in interest rates that would result in increased interest expense; and

•	risks related to our status as a real estate investment trust, commonly referred to as a

REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT.

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our current report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2005 before making any investments in us.

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. As of June 30, 2005, we owned or had a majority interest in 103 community and neighborhood shopping centers and mixed-use properties comprising approximately 17.4 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as in California, and one apartment complex in Maryland. In total, the 103 commercial properties were 95.0% leased at June 30, 2005. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of June 30, 2005. In total, the joint venture properties in which we own an interest were 98.9% leased at June 30, 2005. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 37 consecutive years.

2005 Property Acquisitions and Dispositions

On February 15, 2005, we sold two properties located in Tempe, Arizona for an aggregate of $13.7 million, resulting in a gain of $4.0 million. The two properties, acquired in 1998, totaled approximately 40,000 square feet of leasable area.

On March 1, 2005, we acquired Assembly Square, an approximately 330,000 square foot enclosed mall in the City of Somerville, Massachusetts that is currently being redeveloped into a power center, and an adjacent ten-acre 220,000 square foot retail/industrial complex for an aggregate investment of $66.4 million, including $2.5 million of cost for the ongoing redevelopment. With respect to the values assigned to assumed leases, approximately $3.4 million of the net assets acquired was allocated to prepaid and other assets for “above-market leases,” while $5.1 million of the net assets acquired was allocated to other liabilities and deferred credits for “below-market leases.” The acquisition was financed through available cash and borrowings under our revolving credit facility. We expect to invest an additional approximately $38.0 million to complete the redevelopment of the mall, with stabilization anticipated within 12 months of completion.

The acquisition of Assembly Square also included zoning entitlements to add four mixed-use buildings on 3.5 acres, which could include approximately 41,000 square feet of retail space, 51,000 square feet of office and 239 residential units. The acquisition also includes an option to purchase adjacent land parcels, all of which are zoned for dense, mixed-use development. We expect that we will structure any future development of Assembly Square in a manner designed to mitigate our risk which may include selling entitlements or co-developing with other real estate companies.

On June 2, 2005, we sold two properties located in Winter Park, Florida for an aggregate of $11.1 million, resulting in a gain of $3.5 million. The two properties, acquired in 1996, totaled approximately 28,000 square feet of leasable area.

Outlook

General

We believe that in 2005 we will experience growth in earnings from operations when compared to 2004. We expect this growth in earnings to be generated by a combination of the following:

•	increased earnings in our same center portfolio and from properties under redevelopment,

•	increased earnings from our real estate partnership established in July 2004,

•	increased earnings as we expand our portfolio through property acquisitions, and

•	increased earnings as a result of improved occupancy and rental rates on retail space as well as additional development at Santana Row.

On June 6, 2005, as a result of our operating performance and our analysis of our future growth prospects, we announced a regular quarterly cash dividend of $0.555 per share on our common shares resulting in an indicated annual rate of $2.22, an increase of $0.20 per share annually. The increase in our regular quarterly cash dividend will increase the cash used to pay dividends to our common shareholders.

Our earnings in 2004 were positively impacted by the reimbursement to us of lost rents from an insurance settlement received in December 2003 related to a fire at Santana Row in 2002. Approximately $3.0 million of the reimbursement was recognized as income during 2004. The amount recognized in 2005 is insignificant.

Same Center Portfolio and Redevelopment Projects

Earnings in our same center portfolio (as defined below under “Results of Operations”) are anticipated to grow as an expanding economy in each of our regions is expected to result in improved occupancy rates and increasing rents on lease rollovers. The economic environment in the Northern California retail market, while improving, continues to be weak, however, resulting in lower occupancy rates and limiting our ability to increase rents in properties in that area. We believe the economies of our other markets are generally improving. Our same center growth has also been slowed during the past two fiscal years by the increase in our redevelopment activity at certain centers, which will, by design, keep leasable space out of service until the redevelopments are complete.

The competitive retail environment has resulted in the loss of some of our anchor retail tenants, but we have been successful in replacing a number of those anchors and other weaker tenants with tenants that we believe are more credit-worthy. In other cases, we have taken advantage of the opportunity to redevelop the space that became vacant when the anchor tenant vacated. While this redevelopment and retenanting activity has resulted in increased capital investment in those centers, it should also increase the rental income from these centers as these tenants enter into new leases and commence operations. In addition, the redevelopment activity adds to the economic life of the centers, and increases the appeal of the centers to retail customers. These factors should extend the number of years during which we can reasonably expect growth in earnings from those properties beyond the period we could have expected if we had not made the additional capital investment.

Santana Row

Santana Row currently consists of approximately 558,000 square feet of retail space, 255 residential units and a ground lease to a 213-room hotel and we project final cost to be $480 million which is net of $129 million of insurance proceeds, $11 million of which was recognized as income in 2003 and 2004 related to lost rental income. An additional 256 residential units are currently under construction with the projected cost for those units to be approximately $67 million. Occupancy of the new units began in April 2005 with lease-up expected to continue into mid-2006.

Subject to receiving the necessary government approvals, we anticipate selling up to 219 of the existing residential units at Santana as condominiums with projected gross sale proceeds estimated to be approximately $130 million to $135 million. The actual gross sale proceeds will depend on demand, interest rates and other market factors. We have received preliminary governmental approval to sell up to 121 units and expect to file in the third quarter of 2005 for approval to sell the additional 98 units. We have been entering into contracts to sell units and, subject to obtaining final governmental approval, we expect to begin closing on the sale of the first units in August 2005. The sale of these units will reduce our operating income by the net income previously generated by these units and will generate sale proceeds which will reduce our basis in the units.

The financial success of Santana Row will depend on many factors, which cannot be assured. These factors include, among others:

•	the demand for retail and residential space,

•	the ongoing costs of operations and maintenance,

•	the costs of ongoing and future developments, and

•	the general economy, particularly in and around Silicon Valley.

Other

We anticipate further growth in earnings from continuing investments in our primary markets in the East and West regions, partly offset by selective dispositions. We expect to continue growth through the acquisition of neighborhood and community shopping centers in 2005 and beyond. This growth is contingent, however, on our ability to find properties that meet our qualitative hurdles at prices that meet our financial hurdles. Changes in interest rates also may affect our success in achieving growth through acquisitions by affecting both the price which must be paid to acquire a property, as well as our ability to economically finance the property acquisitions.

As one method to enhance growth and strengthen our market share in the regions in which we operate, in July 2004, we entered into a joint venture arrangement by forming a limited partnership in which we own 30% of the equity. The venture plans to acquire up to $350 million of stabilized, supermarket-anchored shopping centers in our East and West regions with the acquisitions to be financed through secured borrowings and equity contributions. We are the manager of the venture and its properties and earn fees for acquisitions, management, leasing and financing. Through our partnership interest, we also will have the opportunity to earn performance-based income.

RESULTS OF OPERATIONS

Comparison of six months ended June 30, 2005 and 2004

	2005	2004	Increase/ (Decrease)	% Change
	(In thousands)
Rental income	$197,882	$185,550	$12,332	6.6%
Other property income	4,030	4,592	(562)	-12.2%
Mortgage interest income	2,730	2,381	349	14.7%

Total revenues	204,642	192,523	12,119	6.3%

Rental expenses	43,520	43,959	(439)	-1.0%
Real estate taxes	20,577	18,412	2,165	11.8%

Total property expenses	64,097	62,371	1,726	2.8%

Property operating income	140,545	130,152	10,393	8.0%

Other interest income	1,693	662	1,031	155.7%
Income from real estate partnership	224	—	224	—
Interest expense	(43,890)	(42,710)	(1,180)	2.8%
General and administrative expense	(9,484)	(8,770)	(714)	8.1%
Depreciation and amortization	(45,463)	(43,103)	(2,360)	5.5%

Total other expenses, net	(96,920)	(93,921)	(2,999)	3.2%

Income before minority interest and discontinued operations	43,625	36,231	7,394	20.4%

Minority interests	(2,795)	(2,381)	(414)	17.4%
Operating income from discontinued operations	90	1,394	(1,304)	-93.5%
Gain on sale of real estate	7,884	8,334	(450)	-5.4%

Net income	$48,804	$43,578	$5,226	12.0%

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

Our same center-basis results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 exclude Assembly Square, which we acquired in 2005 and Shaw’s Plaza which we acquired in the fourth quarter of 2004, as well as the dispositions that occurred in 2005 (two buildings in Tempe, Arizona and two buildings in Winter Park, Florida) and 2004 (Magruder’s Center, Plaza del Mercado and four other buildings located in Connecticut and Illinois). Our definition of “same center” also excludes Santana Row, which is considered under development in both 2005 and 2004. In addition to the properties listed above as being excluded from our same center-basis results of operations, our same center results for the six months ended June 30, 2005 and 2004 exclude Westgate Mall which was acquired in the first quarter of 2004.

Property Revenues

Total revenues in the six months ended June 30, 2005 were $204.6 million, which represents an increase of $12.1 million, or 6.3%, over total revenues of $192.5 million in the six months ended June 30, 2004. The following were the primary drivers of this increase:

•	the additional revenue contributed by properties acquired,

•	growth of minimum rent from same center revenues as a result of increased rental rates on new leases, and

•	growth in minimum rents at redevelopment properties and at Santana Row due to increased occupancy.

In addition, we experienced increased cost recoveries from our tenants due mainly to higher snow removal costs and other costs at our properties.

The percentage leased at our commercial properties increased to 95.0% at June 30, 2005, compared to 94.2% at June 30, 2004, due primarily to new leases signed at existing properties.

Rental Income. Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income in the six months ended June 30, 2005 was $197.9 million compared to $185.6 million in the six months ended June 30, 2004, which represents an increase of $12.3 million, or 6.6%, due largely to the following:

•	an increase of approximately $7.4 million due to properties acquired in 2004 and 2005, primarily Westgate Mall and Assembly Square, and to growth at Santana Row,

•	on a same center basis, an increase of $4.8 million, or 3.4%, due mainly to increased minimum rents associated with new leases and redevelopments and increased cost recoveries resulting from higher snow removal costs in the East, and

•	an increase of $2.0 million, or 9.1%, at redevelopment properties due primarily to increased occupancy,

partially offset by

•	a decrease of $2.1 million of income recognized in 2004 attributable to proceeds of the Santana Row fire insurance settlement.

Other Property Income. Other property income in the six months ended June 30, 2005 was $4.0 million compared to $4.6 million in the six months ended June 30, 2004, which represents a decrease of $0.6 million or 12.2%. Other property income includes items which, although recurring, are not directly related to property rental or tend to fluctuate more than rental income from period to period, such as lease termination fees and management fee income. Other property income for the six months ended June 30, 2004 included a non-recurring gain of $0.3 million related to the sale of cable assets at Santana Row.

Mortgage Interest Income. Interest on mortgage notes receivable in the six months ended June 30, 2005 was $2.7 million compared to $2.4 million in the six months ended June 30, 2004, which represents an increase of $0.3 million or 14.7%. The increase is due primarily to higher principal balances on notes outstanding in the six months ended June 30, 2005.

Property Expenses

Total property operating expenses in the six months ended June 30, 2005 were $64.1 million compared to $62.4 million in the six months ended June 30, 2004, which represents an increase of $1.7 million, or 2.8%. The increase in total property expenses is due primarily to expenses associated with additional properties acquired in 2004 and 2005 and higher maintenance expenses, partly offset by lower bad debt expense and insurance premiums.

Rental Expenses. Rental expenses decreased $0.4 million, or 1.0%, to $43.5 million in the six months ended June 30, 2005 from $44.0 million in the six months ended June 30, 2004. This decrease was the result of:

•	a decrease of $2.7 million due to lower bad debt expense and insurance premiums,

•	a decrease of $1.1 million due to write-offs of fixed assets and deferred lease costs related to early lease terminations,

partially offset by

•	an increase of $1.2 million due to the expenses attributable to the additional properties acquired during 2004 and 2005,

•	an increase of $1.2 million in maintenance expenses at same center properties due primarily to higher snow removal costs in the East, and

•	an increase of $1.0 million in maintenance expense related to redevelopment properties, including Santana Row, and property acquisitions.

As a result of these changes in rental expenses, as well as changes in rental income and other property income during the six months ended June 30, 2005, compared to the six months ended June 30, 2004, rental expense as a percentage of rental income plus other property income decreased from 23.1% in the six months ended June 30, 2004 to 21.6% in the six months ended June 30, 2005.

Real Estate Taxes. Real estate tax expense increased by $2.2 million, or 11.8%, to $20.6 million in the six months ended June 30, 2005 compared to $18.4 million in the six months ended June 30, 2004. The increase in 2005 is due largely to increased taxes of $1.8 million related to acquired and developed properties, including Santana Row, and higher tax assessments for our same center properties.

Property Operating Income

Property operating income was $140.5 million for the six months ended June 30, 2005, an increase of $10.4 million, or 8.0%, compared to $130.2 million for the six months ended June 30, 2004. Income recognized from fire insurance proceeds attributable to rental income lost at Santana Row due to the August 2002 fire amounted to $2.1 million in the six months ended June 30, 2004 and was insignificant in the six months ended June 30, 2005. Excluding these insurance proceeds, property operating income increased by $12.5 million. This increase is due primarily to:

•	earnings attributable to our 2004 and 2005 property acquisitions,

•	growth in same center earnings,

•	earnings growth at Santana Row for the phases brought into service combined with higher occupancy and lower operating expenses at that property, and

•	growth at redevelopment properties where vacancy has decreased.

Same center property operating income increased by 4.0%, or approximately $4.1 million, in the six months ended June 30, 2005 over the six months ended June 30, 2004. This increase is primarily due to:

•	increased rental income associated with new leases and redevelopments, and

•	higher percentage rent,

partly offset by

•	higher maintenance expenses, mainly related to snow removal.

Other

Interest Income. Interest income increased by $1.0 million, or 155.7%, to $1.7 million in the six months ended June 30, 2005 compared to $0.7 million in the six months ended June 30, 2004. This increase is due to additional interest income related to the early pay-off of a note receivable. The note receivable which was paid-off had an outstanding principal amount of $7.5 million.

Interest Expense. Interest expense increased by $1.2 million, or 2.8%, to $43.9 million in the six months ended June 30, 2005 compared to $42.7 million in the six months ended June 30, 2004. This increase is due to higher outstanding balances and higher interest rates on our line of credit, which we used to finance acquisitions. Gross interest costs in the six months ended June 30, 2005 were $46.4 million versus $45.2 million in the six months ended June 30, 2004. Capitalized interest amounted to $2.5 million in the six months ended June 30, 2005 and 2004.

General and Administrative Expense. General and administrative expenses increased by $0.7 million, or 8.1%, to $9.5 million in the six months ended June 30, 2005 compared to $8.8 million in the six months ended June 30, 2004. This increase resulted primarily from increased costs of payroll and benefits and lower capitalization of leasing and development costs.

Depreciation and Amortization. Expenses attributable to depreciation and amortization increased by $2.4 million or 5.5%, to $45.5 million in the six months ended June 30, 2005 from $43.1 million in the six months ended June 30, 2004. The increase is due primarily to depreciation of additional capital invested in redevelopment properties, depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements at same center properties.

Minority Interests. Income to minority partners increased by $0.4 million to $2.8 million in the six months ended June 30, 2005 from $2.4 million in the six months ended June 30, 2004. This is the result of increased earnings at properties owned in partnership, partly offset by a decrease in the interest held by minority owners in several partnerships.

Operating Income from Discontinued Operations. Operating income from discontinued operations represents the operating income of properties prior to their disposition which, under SFAS No. 144, are required to be reported separately from results of ongoing operations. The reported operating income of less than $0.1 million in the six months ended June 30, 2005 and operating income of $1.4 million in the six months ended June 30, 2004 represent the operating income for the period during which we owned the properties sold in 2005 and 2004.

Gain on Sale of Real Estate. The gain on sale of real estate was $7.9 million in the six months ended June 30, 2005 and $8.3 million in the six months ended June 30, 2004. All properties sold in the six months ended June 30, 2005 and 2004, resulted in a gain.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets.

We manage our portfolio as two operating regions: East and West. Property management teams consist of regional directors, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following selected key segment data presented is for the six months ended June 30, 2005 and 2004. The results of operations of properties that have been subsequently sold are excluded from property operating income data in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

	Six months ended June 30,
	2005	2004
	(In thousands)
East
Rental income	$154,311	$146,784
Total revenue	$157,493	$150,046
Property operating income	$111,553	$104,847
Property operating income as a percent of total revenue	70.8%	69.9%
Total assets	$1,328,329	$1,296,017
Gross leasable area at end of period (square feet)	14,999	14,482

West
Rental income	$43,571	$38,766
Total revenue	$47,149	$42,477
Property operating income	$28,992	$25,305
Property operating income as a percent of total revenue	61.5%	59.6%
Total assets	$900,704	$883,702
Gross leasable area at end of period (square feet)	2,368	2,380

East

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Illinois and Michigan. As of June 30, 2005, the East segment consisted of 71 properties, after the sale of two properties in the second quarter of 2005.

Total revenue in the East increased $7.4 million to $157.5 million in the six months ended June 30, 2005 compared to $150.0 million in the six months ended June 30, 2004. The increase in total revenue of 5.0% is attributable mainly to increases in revenues at redevelopment properties and higher revenues on lease turnover.

The percentage leased was 95.5% and 94.7% at June 30, 2005 and 2004, respectively. The percentage leased increased between June 30, 2004 and June 30, 2005 due partly to the leasing of centers under redevelopment.

The ratio of property operating income to total revenue during the six months ended June 30, 2005 increased 90 basis points when compared to the six months ended June 30, 2004. The East region’s property operating income margin to total revenue improved in the six months ended June 30, 2005 over the six month ended June 30, 2004 primarily due to improvements on redevelopments and higher revenues on lease turnover.

West

The West region extends from Texas to the West Coast. As of June 30, 2005, the West segment consisted of 33 properties, including Santana Row and after the sale of two properties in the first quarter of 2005.

Total revenue in the West in the six months ended June 30, 2005 increased $4.7 million to $47.1 million compared to $42.5 million in the six months ended June 30, 2004. The increase in total revenue of 11.0% is largely attributable to increased rental revenue of $4.8 million, primarily from Westgate Mall, which was acquired at the end of March 2004, and from Santana Row. The increase in rental revenue was partially offset by a decrease in Santana Row fire insurance proceeds of $2.1 million. The insurance proceeds were reported as part of rental income as they relate largely to lost rents on the delayed opening of the residential and retail units and rental concessions to tenants due to the August 2002 fire at Santana Row.

For the West region, the percentage leased was 92.2% and 90.9% at June 30, 2005 and June 30, 2004, respectively. The improved leased rate as of June 30, 2005 compared June 30, 2004 is due largely to the leasing of additional space at Santana Row and to higher leased rates at Westgate Mall.

The ratio of property operating income to total revenue during the six months ended June 30, 2005 increased 190 basis points when compared to the six months ended June 30, 2004. The West region’s property operating income margin to total revenue improved in the six months ended June 30, 2005 over the six months ended June 30, 2004 due primarily to growth in revenue and reduced expenses at Santana Row and the acquisition of Westgate Mall.

The success of Santana Row and Houston Street in San Antonio, Texas will depend on many factors that are not entirely within our control. We monitor current and long-term economic forecasts for these markets in order to evaluate the long-term financial returns of these projects. The overall return on investment in the West segment is significantly less than the overall return on investment in the East segment. This is primarily due to the generally lower basis in our East properties, the phasing into service of Santana Row, and the weak retail environment in San Antonio, Texas. We expect that the returns on investment in the West will continue to rise as these projects come into service, but that they will not necessarily rise to the same level of overall returns that are generated in the East segment.

Comparison of three months ended June 30, 2005 and 2004

	2005	2004	Increase/ (Decrease)	% Change
	(In thousands)
Rental income	$97,799	$94,771	$3,028	3.2%
Other property income	2,082	2,434	(352)	-14.5%
Mortgage interest income	1,449	1,304	145	11.1%

Total revenues	101,330	98,509	2,821	2.9%

Rental expenses	20,078	22,065	(1,987)	-9.0%
Real estate taxes	10,822	9,369	1,453	15.5%

Total property expenses	30,900	31,434	(534)	-1.7%

Property operating income	70,430	67,075	3,355	5.0%

Other interest income	1,302	301	1,001	332.6%
Income from real estate partnership	153	—	153	—
Interest expense	(21,827)	(21,391)	(436)	2.0%
General and administrative expense	(4,981)	(4,588)	(393)	8.6%
Depreciation and amortization	(22,956)	(22,856)	(100)	0.4%

Total other expenses, net	(48,309)	(48,534)	225	-0.5%

Income before minority interest and discontinued operations	22,121	18,541	3,580	19.3%

Minority interests	(1,279)	(1,192)	(87)	7.3%
Operating income from discontinued operations	363	707	(344)	-48.7%
Gain on sale of real estate	3,602	8,276	(4,674)	-56.5%

Net income	$24,807	$26,332	$(1,525)	-5.8%

Property Revenues

Total revenues in the three months ended June 30, 2005 were $101.3 million, which represents an increase of $2.8 million, or 2.9%, over total revenues of $98.5 million in the three months ended June 30, 2004. The following were the primary drivers of this increase:

•	growth of minimum rent from same center revenues as a result of increased rental rates on new leases,

•	the additional revenue contributed by properties acquired, and

•	growth in minimum rents at redevelopment properties and at Santana Row due to increased occupancy.

The percentage leased at our commercial properties increased to 95.0% at June 30, 2005 compared to 94.2% at June 30, 2004 due primarily to new leases signed at existing properties.

Rental Income. Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income in the three months ended June 30, 2005 was $97.8 million compared to $94.8 million in the three months ended June 30, 2004, which represents an increase of $3.0 million, or 3.2% due largely to the following:

•	an increase of approximately $1.7 million due to properties acquired in 2004 and 2005, primarily Assembly Square, and to growth at Santana Row,

•	on a same center basis, an increase of $2.0 million, or 2.7%, due mainly to increased minimum rents associated with tenant rollovers and redevelopments, offsetting lower maintenance cost recoveries, and

•	an increase of $0.4 million, or 3.9%, at redevelopment properties due primarily to increased occupancy,

partially offset by

•	a decrease of $1.0 million of income recognized on the Santana Row fire insurance settlement.

Other Property Income. Other property income in the three months ended June 30, 2005 was $2.1 million compared to $2.4 million in the three months ended June 30, 2004. Other property income includes items which, although recurring, are not directly related to property rental or tend to fluctuate more than rental income from period to period, such as lease termination fees and management fee income.

Mortgage Interest Income. Interest on mortgage notes receivable in the three months ended June 30, 2005 was $1.4 million compared to $1.3 million in the three months ended June 30, 2004. The increase of $0.1 million is due primarily to higher principal balances on notes outstanding in the second quarter of 2005.

Property Expenses

Total property operating expenses in the three months ended June 30, 2005 were $30.9 million compared to $31.4 million in the three months ended June 30, 2004, which represents a decrease of $0.5 million, or 1.7%. The decrease in total property expenses is due primarily to lower bad debt expense and fixed asset write-offs, partially offset by higher real estate taxes.

Rental Expenses. Rental expenses decreased $2.0 million, or 9.0%, to $20.1 million in the three months ended June 30, 2005 from $22.1 million in the three months ended June 30, 2004. This decrease was the result of:

•	a decrease of $1.2 million at same center properties due to decreased bad debt expense, and

•	a decrease of $1.1 million due to write-offs of fixed assets and deferred lease costs related to early lease terminations.

As a result of these changes in rental expenses, as well as changes in rental income and other property income during the three months ended June 30, 2005, compared to the three months ended June 30, 2004, rental expense as a percentage of rental income plus other property income decreased from 22.7% in the three months ended June 30, 2004 to 20.1% in the three months ended June 30, 2005.

Real Estate Taxes. Real estate tax expense increased by $1.5 million, or 15.5%, to $10.8 million in the three months ended June 30, 2005 compared to $9.4 million in the three months ended June 30, 2004. The increase in 2005 is due largely to increased taxes of $1.1 million related to acquired and developed properties, including Santana Row, and higher tax assessments for our same center properties.

Property Operating Income

Property operating income was $70.4 million for the three months ended June 30, 2005, an increase of $3.4 million, or 5.0%, compared to $67.1 million for the three months ended June 30, 2004. Income recognized from fire insurance proceeds attributable to rental income lost at Santana Row due to the August 2002 fire amounted to $1.0 million in the second quarter of 2004 with no income recognized in the second quarter of 2005. Excluding these insurance proceeds, property operating income increased by $4.4 million. This increase is due primarily to:

•	growth in same center earnings,

•	earnings attributable to our 2004 and 2005 acquisitions,

•	growth at redevelopment properties where vacancy has decreased, and

•	earnings growth at Santana Row for the phases brought into service combined with higher occupancy and lower operating expenses at that property.

Same center property operating income increased by 4.2%, or approximately $2.2 million, in the three months ended June 30, 2005 over the three months ended June 30, 2004. This increase is primarily due to:

•	increased rental income associated with new leases, and

•	decreased bad debt expenses.

Other

Interest Income. Interest income increased by $1.0 million, or 332.6%, to $1.3 million in the three months ended June 30, 2005, compared to $0.3 million in the three months ended June 30, 2004. The increase is due to additional interest income related to the early pay-off of a note receivable. The note receivable which was paid-off had an outstanding principal amount of $7.5 million.

Interest Expense. Interest expense increased by $0.4 million, or 2.0%, to $21.8 million in the three months ended June 30, 2005 compared to $21.4 million in the three months ended June 30, 2004. This increase is due to higher outstanding balances and higher interest rates on our line of credit, which we used to finance acquisitions. Gross interest costs in the three months ended June 30, 2005 were $23.4 million versus $22.6 million in the three months ended June 30, 2004. Capitalized interest amounted to $1.6 million and $1.2 million in the three months ended June 30, 2005 and 2004, respectively.

General and Administrative Expense. General and administrative expenses increased by $0.4 million, or 8.6%, to $5.0 million in the three months ended June 30, 2005 compared to $4.6 million in the three months ended June 30, 2004. This increase resulted primarily from increased costs of payroll and benefits.

Depreciation and Amortization. Expenses attributable to depreciation and amortization increased by $0.1 million or 0.4%, to $23.0 million in the three months ended June 30, 2005 from $22.9 million in the three months ended June 30, 2004. The increase is due primarily to depreciation of additional capital invested in redevelopment properties, depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements at same center properties.

Minority Interests. Income to minority partners increased less than $0.1 million to $1.3 million in the three months ended June 30, 2005 from $1.2 million in the three months ended June 30, 2004. This is the result of increased earnings at properties owned in partnership, partly offset by a decrease in the interest held by minority owners in several partnerships.

Operating Income from Discontinued Operations. Operating income from discontinued operations represents the operating income of properties prior to their disposition which, under SFAS No. 144, are required to be reported separately from results of ongoing operations. The reported operating income of $0.4 million in the three months ended June 30, 2005 and operating income of $0.7 million in the three months ended June 30, 2004 represent the operating income for the period during which we owned the properties sold in 2005 and 2004.

Gain on Sale of Real Estate. The gain on sale of real estate was $3.6 million in the three months ended June 30, 2005 and $8.3 million in the three months ended June 30, 2004. All properties sold in the three months ended June 30, 2004 and the three months ended June 30, 2005 resulted in a gain.

Segment Results

The following selected key segment data presented is for the three months ended June 30, 2005 and 2004. The results of operations of properties that have been subsequently sold are excluded from property operating income data in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

	Three months ended June 30,
	2005	2004
	(In thousands)
East
Rental income	$76,212	$73,949
Total revenue	$77,767	$75,627
Property operating income	$56,606	$53,811
Property operating income as a percent of total revenue	72.8%	71.2%
Total assets	$1,328,329	$1,296,017
Gross leasable area at end of period (square feet)	14,999	14,482

West
Rental income	$21,587	$20,822
Total revenue	$23,563	$22,882
Property operating income	$13,824	$13,264
Property operating income as a percent of total revenue	58.7%	58.0%
Total assets	$900,704	$883,702
Gross leasable area at end of period (square feet)	2,368	2,380

East

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Illinois and Michigan. As of June 30, 2005, the East segment consisted of 71 properties after the sale of two properties in the second quarter of 2005.

Total revenue in the East increased $2.1 million to $77.8 million in the three months ended June 30, 2005 compared to $75.6 million in the three months ended June 30, 2004. The increase in total revenue of 2.8% is attributable mainly to increases in revenues at redevelopment properties and higher revenues on lease turnover.

The percentage leased was 95.5% and 94.7% at June 30, 2005 and 2004, respectively. The percentage leased increased between June 30, 2004 and June 30, 2005 due partly to the leasing of centers under redevelopment.

The ratio of property operating income to total revenue during the three months ended June 30, 2005 increased 160 basis points when compared to the three months ended June 30, 2004. The East region’s property operating income margin to total revenue improved in the three months ended June 30, 2005 over the three months ended June 30, 2004 due primarily to improvements on redevelopments and higher revenues on lease turnover.

West

The West region extends from Texas to the West Coast. As of June 30, 2005, the West segment consisted of 33 properties, including Santana Row and after the sale of two properties in the first quarter of 2005.

Total revenue in the West in the three months ended June 30, 2005 increased $0.7 million to $23.6 million compared to $22.9 million in the three months ended June 30, 2004. The increase in total revenue of 3.0% is largely attributable to increased rental revenue of $0.8 million, primarily from Santana Row. The increase in rental revenue was partially offset by a decrease in insurance proceeds of $1.0 million. The insurance proceeds were reported as part of rental income as they relate largely to lost rents on the delayed opening of the residential and retail units due to the August 2002 fire at Santana Row.

For the West region, the percentage leased was 92.2% and 90.9% at June 30, 2005 and June 30, 2004, respectively. The improved leased rate as of June 30, 2005 compared to June 30, 2004 is due largely to the leasing of additional space at Santana Row and to higher leased rates at Westgate Mall.

The ratio of property operating income to total revenue during the three months ended June 30, 2005 increased 70 points when compared to the three months ended June 30, 2004. The West region’s property operating income margin to total revenue improved in the three months ended June 30, 2005 over the three months ended June 30, 2004 due primarily to growth in revenue and reduced expenses at Santana Row.

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

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. In a manner consistent with our intention to operate with a conservative capital structure, we may, from time to time, seek to obtain funds by the following means:

•	additional equity offerings,

•	unsecured debt financing and/or mortgage financings, and

•	other debt and equity alternatives, including formation of joint ventures.

Cash and cash equivalents were $13.6 million and $30.5 million at June 30, 2005 and December 31, 2004, respectively.

Summary of Cash Flows

Six months ended June 30, 2005
(In thousands)
Cash provided by operating activities	$88,625
Cash used in investing activities	(98,919)
Cash used in financing activities	(6,556)

Decrease in cash and cash equivalents	(16,850)
Cash and cash equivalents, beginning of period	30,475

Cash and cash equivalents, end of period	$13,625

The cash provided by operating activities is primarily attributable to the operation of our properties and the change in working capital related to our operations.

We used cash of $98.9 million during the six months ended June 30, 2005 in investing activities, including the following:

•	$67.4 million for our acquisition of Assembly Square and an adjacent ten-acre retail/industrial complex,

•	capital expenditures of $55.8 million for development and redevelopment of properties including Santana Row,

•	maintenance capital expenditures of approximately $5.6 million,

•	leasing costs of approximately $3.3 million,

partly offset by

•	$24.7 million in net sale proceeds from the sale of properties, and

•	$8.5 million in net repayment of mortgage and other notes receivable.

For the six months ended June 30, 2005, our financing activities used $6.6 million of cash, which was composed of:

•	$49.0 million of net borrowings on our revolving credit facility,

•	$5.9 million of proceeds from the issuance of common shares and upon the exercise of options,

offset by

•	$57.0 million used to pay dividends to common and preferred shareholders,

•	$2.2 million of net payments on mortgages, capital leases and notes payable, and

•	$2.3 million representing dividends paid and redemptions related to operating partnership units.

Off-Balance Sheet Arrangements. Other than items disclosed in the Contractual Commitments Table and related notes below, we have no off-balance sheet arrangements as of June 30, 2005 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of June 30, 2005:

	Commitments Due by Period
	Total	Remainder of 2005	2006-2007	2008-2009	After 2009
	(In thousands)
Current and long-term debt	$1,184,035	$41,539	$401,733	$346,751	$394,012
Capital lease obligations, principal only	158,457	599	2,645	3,222	151,991
Operating leases	284,869	2,164	8,799	8,763	265,143
Real estate commitments	127,000	63,000	4,000	—	60,000
Development and redevelopment obligations	71,269	62,678	8,591	—	—
Restaurant joint ventures	1,333	1,333	—	—	—
Contractual operating obligations	10,850	4,257	5,722	839	32

Total contractual cash obligations	$1,837,813	$175,570	$431,490	$359,575	$871,178

In addition to the amounts set forth in the table above, the following potential commitments exist:

a)	Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between 50% and 100% of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of June 30, 2005, our estimated maximum commitment upon exercise of the put option would range from approximately $30.0 million to $34.0 million.

b)	Under the terms of two other partnerships which own properties in southern California with a cost of approximately $29.0 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash and the purchase price for the other partnership will be paid using our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

c)	Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the zone specified in the Agreement not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. We estimate our obligation under the Agreement to be in the range of $1.6 million to $3.0 million. During the years ended December 31, 2004 and 2003 we funded approximately $0.4 million each year. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $0.7 as of June 30, 2005 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $0.7 million currently accrued. We do not anticipate, however, that our obligation would exceed $0.6 million in any year or $3.0 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

d)	Under the terms of various partnerships, which own shopping center properties with a cost of approximately $88.5 million, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. For the six months ended June 30, 2005 we paid $0.6 million to redeem 12,609 of these operating units and issued 203,140 of our common shares to redeem 203,140 operating units. The 203,140 common shares issued include 190,000 common shares that were issued to a subsidiary in 2004 and sold to a third party in February 2005 to complete a redemption. As of June 30, 2005, a total of 423,576 operating units are outstanding.

e)	In addition to our contractual obligations, we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. In addition, future rental commitments are not reflected as commitments until the underlying leased space has been delivered for use. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row and Assembly Square.

f)	We are the guarantor for the “non-recourse carve outs” under mortgage notes totaling $36.7 million that are secured by three properties owned by subsidiaries of our unconsolidated joint venture with affiliates of Clarion Lion Properties Fund, a discretionary fund created and advised by ING Clarion Partners. We are not guaranteeing the debt itself. The joint venture indemnifies for any loss we incur under these guarantees.

Debt Financing Arrangements

As of June 30, 2005, we had total debt outstanding of $1.3 billion.

The following is a summary of our total debt outstanding as of June 30, 2005:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2005	Interest Rate as of June 30, 2005	Maturity Date
	(Dollars in thousands)
Mortgage Loans (1)
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston Street	345	168	7.500%	October 6, 2008
Mercer Mall	Acquired	4,608	8.375%	April 1, 2009
Federal Plaza	36,500	34,895	6.750%	June 1, 2011
Tysons Station	7,000	6,570	7.400%	September 1, 2011
Barracks Road	44,300	43,465	7.950%	November 1, 2015
Hauppauge	16,700	16,385	7.950%	November 1, 2015
Lawrence Park	31,400	30,809	7.950%	November 1, 2015
Wildwood	27,600	27,080	7.950%	November 1, 2015
Wynnewood	32,000	31,397	7.950%	November 1, 2015
Brick Plaza	33,000	32,320	7.415%	November 1, 2015
Mount Vernon (2)	13,250	12,694	5.660%	April 15, 2028

Total Mortgage Loans		$250,291

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	$1,895	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Revolving credit facilities (3)	300,000	104,000	LIBOR + 0.75%	October 8, 2006
Term note with banks	100,000	100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks (4)	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Escondido (Municipal Bonds) (5)	9,400	9,400	2.30%	October 1, 2016

Total Notes Payable		$365,340

Senior Notes and Debentures
Unsecured Fixed Rate
6.625% Notes	40,000	$40,000	6.625%	December 1, 2005
6.99% Medium Term Notes (6)	40,500	40,500	6.894%	March 10, 2006
6.125% Notes (7)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
7.48% Debentures (8)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (9)	40,000	40,000	6.820%	August 1, 2027

Subtotal		570,500

Unamortized Discount		(2,096)

Total Senior Notes and Debentures		$568,404

Capital Lease Obligations
Various		$158,457	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,342,492

1)	Mortgage loans do not include our 30% share ($14.2 million) of the $47.2 million debt of the partnership with Clarion Lion Properties Fund.

2)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

3)	The maximum amount drawn under the facility during the first six months of 2005 was $190 million. The weighted average effective interest rate, including the amortization of deferred financing fees, on borrowings under the facility was 3.52% for the three months ended June 30, 2005.

4)	This loan bears interest at LIBOR plus 95 basis points. In January 2004, we purchased interest rate swaps or hedges on this note, which fixed the LIBOR portion of the interest rate at 2.401% through October 2006, resulting in an effective interest rate, assuming no change to our debt rating, of 3.351% through October 2006.

5)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average effective interest rate, including the amortization of deferred financing fees, was 3.68% for the three months ended June 30, 2005. The property is not encumbered by a lien.

6)	We purchased interest rate swaps at issuance (in 1998), thereby reducing the effective interest rate from 6.99% to 6.894%.

7)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.

8)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.

9)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial covenants that may limit our operating activities in the future. These covenants require us to comply with a number of financial provisions using calculations of ratios and other amounts that are not normally useful to a financial statement reader and that are calculated in a manner that is not in accordance with GAAP. Accordingly, the numeric information set forth below is calculated as required by our various loan agreements rather than in accordance with GAAP. We have not included a reconciliation of this information to GAAP information because, in this case, there is no directly comparable GAAP measure, similarly titled GAAP measures are not relevant in determining whether or not we are in compliance with our financial covenants and we believe that the ratios on our material covenants are relevant to the reader. These covenants require us to:

•	limit the amount of debt so that our interest and other fixed charge coverage will exceed 1.75 to 1 (we maintained a ratio of 2.25 to 1 as of June 30, 2005);

•	limit the amount of debt as a percentage of total asset value to less than 0.55 to 1 (we maintained a ratio of 0.44 to 1 as of June 30, 2005);

•	limit the amount of secured debt as a percentage of total asset value to less than 0.30 to 1 (we maintained a ratio of 0.14 to 1 as of June 30, 2005);

•	limit the amount of unsecured debt so that unencumbered asset value to unsecured debt will equal or exceed 1.75 to 1 (we maintained a ratio of 2.76 to 1 as of June 30, 2005); and

•	limit the total cost of development projects under construction to 15% or less of gross asset value (the budgeted total cost of our projects under construction at June 30, 2005 represented 4.86% of gross asset value).

We are also obligated to comply with other covenants, including, among others, provisions:

•	relating to the maintenance of any property securing a mortgage;

•	restricting our ability to pledge assets or create liens;

•	restricting our ability to incur additional debt;

•	restricting our ability to amend or modify existing leases at properties securing a mortgage;

•	restricting our ability to enter into transactions with affiliates; and

•	restricting our ability to consolidate, merge or sell all or substantially all of our assets.

As of June 30, 2005, we were in compliance with all of the financial covenants. If we were to breach any of our debt covenants, including the listed covenants, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of June 30, 2005 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

	Secured	Capital Lease	Unsecured		Total
	(In thousands)
Remainder of 2005	$1,453	$599	$40,086		$42,138
2006	3,581	1,271	244,685	(1)	249,537	(1)
2007	3,858	1,374	149,609		154,841
2008	13,633	1,511	150,226		165,370
2009	8,551	1,711	174,341		184,603
2010 and thereafter (2)	219,215	151,991	174,797		546,003

	$250,291	$158,457	$933,744		$1,342,492

1)	Includes $104 million outstanding under our revolving credit facility.
2)	Includes $13.1 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013 and $90 million of unsecured debt that may be called by the holders beginning August 1, 2007 as to $40 million thereof and beginning August 15, 2008 as to $50 million thereof.

Our organizational documents do not limit the level or amount of debt that we may incur.

Interest Rate Hedging

We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in order to manage interest rate risk. Derivatives are not purchased for speculation. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. As of June 30, 2005, the Company had three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133.”

In January 2004, to hedge our exposure to interest rate fluctuations on our $150 million, five-year term loan issued in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The interest rate on the term loan as of December 31, 2003 was 2.1% based on LIBOR plus 95 basis points. Upon entering into the swap, the interest rate was fixed, assuming no change to our debt rating, at 3.351% on notional amounts totaling $150 million through October 2006. On the January 2004 hedge, we are exposed to credit loss in the event of non-performance by the counterparty to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparty. The counterparty has a long-term debt rating of “A-” by Standard and Poor’s Ratings Service and “A2” by Moody’s Investors Service as of June 30, 2005. Although our swap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The swap has been documented as a cash flow hedge and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swap at its fair value is recorded as a component of other comprehensive income within shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet.

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

Liquidity Requirements

Our short-term liquidity requirements consist primarily of obligations under our capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring trust expenditures, non-recurring trust expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements in 2005 and 2006 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of future phases of existing properties. To the extent that we require additional funds to meet our capital requirements, and normal recurring operating costs, we expect to fund these amounts from one or more of the following sources:

•	cash provided by operating activities,

•	cash provided by proceeds from property dispositions,

•	borrowings under our credit facility,

•	additional and replacement borrowings, both secured and unsecured, from other funding sources, and

•	additional equity financing.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the six months ended June 30,		For the three months ended June 30
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income	$48,804	$43,578	$24,807	$26,332
(Gain) on sale of real estate	(7,884)	(8,334)	(3,602)	(8,276)
Depreciation and amortization of real estate assets	41,253	39,987	20,735	21,261
Amortization of initial direct costs of leases	3,428	3,285	1,802	1,787
Depreciation of real estate partnership assets	314	—	157	—

Funds from operations	85,915	78,516	43,899	41,104

Dividends on preferred stock	(5,738)	(5,738)	(2,869)	(2,869)
Income attributable to operating partnership units	352	638	194	403

Funds from operations available for common shareholders	$80,529	$73,416	$41,224	$38,638

Weighted average number of common shares, diluted	53,305	51,593	53,408	52,681

Funds from operations available for common shareholders, per diluted share	$1.51	$1.42	$0.77	$0.73

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

Fixed Interest Rate Debt. The majority of our outstanding debt obligations (maturing at various times through 2028 or through 2077 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments, however. At June 30, 2005 we had $1.1 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at June 30, 2005 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $39.7 million. If interest rates on our fixed-rate debt instruments at June 30, 2005 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $45.5 million.

Variable Interest Rate Debt. We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At June 30, 2005, we had $213.4 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $2.1 million, and our net income and cash flows for the year would decrease by approximately $2.1 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $2.1 million, and our net income and cash flows for the year would increase by approximately $2.1 million.

Interest Rate Hedging

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio.

Cash Flow Hedging. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended June 30, 2005, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt. As of June 30, 2005, the Company had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.”

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

Item 4. Controls and Procedures

Quarterly Assessment. We carried out an assessment as of June 30, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

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

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Internal Control over Financial Reporting. Establishing and maintaining internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, as appropriate, and effected by our employees, including management, with oversight by our Board of Trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during our second fiscal quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the terms of various partnership agreements of certain of our affiliated limited partnerships, the interests of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. In order to facilitate the redemption of a minority partner’s interest in one of our affiliated limited partnerships, we issued 123,130 common shares to the affiliated limited partnership on September 27, 2004 to redeem the partner’s 123,130 operating units. The shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal quarter ended June 30, 2005, we submitted certain matters to a vote of our shareholders through the notice of annual meeting of shareholders and the solicitation of proxies related thereto. The proxy materials related to our annual meeting of shareholders were distributed beginning on or about March 25, 2005, and the annual meeting of shareholders was held on May 4, 2005, in Rockville, Maryland. As of the record date prior to such meeting, 52,486,661 of our common shares were outstanding. At the annual shareholders meeting on May 4, 2005, 45,788,061 shares of our common stock were presented in person or by proxy, representing 87% of our outstanding common shares. The following sets forth the matters presented for a vote by the shareholders and the votes cast for, withheld, abstained, and broker non-votes:

	Matter	Votes for	Votes withheld	Abstentions	Broker non-votes
(1)	Election of Mr. Mark S. Ordan as a Class III director with a term serving until the 2008 Annual Meeting	44,622,133	1,165,928	—	—

(2)	Election of Mr. Donald C. Wood as a Class III director with a term serving until the 2008 Annual Meeting	45,304,602	483,458	—	—

(3)	The consideration of a shareholder proposal to modify the shareholder vote required to elect Trustees from a plurality vote to a majority vote	19,746,095	18,998,840	622,014	6,421,111

(4)	Ratification of Grant Thornton LLP as the Trust’s independent accountant for the year ended December 31, 2005	43,456,419	2,249,030	82,608	—

The terms of office of the following Trustees continued after the meeting: Amy B. Lane, Walter F. Loeb, Joseph S. Vassalluzzo, David W. Faeder and Kristin Gamble.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (filed herewith)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003 and May 5, 2004 (filed herewith)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.10	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-07533) (the “2002 Form 10-K”) and incorporated herein by reference)

10.18	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.20	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.22	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as Exhibit 10.31 to the 2002 Form 10-K and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.25	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	Severence Agreement between the Trust and Dawn Becker dated April 19, 2000 (filed herewith)

10.27	Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL REALTY INVESTMENT TRUST

/s/ Donald C. Wood
July 28, 2005	Donald C. Wood, President, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ Larry E. Finger
July 28, 2005	Larry E. Finger, Executive Vice President and Chief
Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004 as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (filed herewith)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003 and May 5, 2004 (filed herewith)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.10	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.11	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-07533) (the “2002 Form 10-K”) and incorporated herein by reference)

10.18	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.20	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.22	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the 2002 Form 10-K and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as Exhibit 10.31 to the 2002 Form 10-K and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.25	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	Severence Agreement Between the Trust and Dawn Becker dated April 19, 2000 (filed herewith)

10.27	Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer