Form 10-Q
period 2005-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2005-10-31
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether that registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2005
Common Shares of Beneficial Interest	52,743,106

Federal Realty Investment Trust

S.E.C. FORM 10-Q

September 30, 2005

FEDERAL REALTY INVESTMENT TRUST

S.E.C. FORM 10-Q

September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in conformity with rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and the information contained in these financial statements fairly presents, in all material respects, the financial condition and results of operations of Federal Realty Investment Trust (“the Trust”). The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
	(in thousands, except share data)
ASSETS
Real estate, at cost
Operating	$2,620,941	$2,480,626
Construction-in-progress	135,052	130,286
Discontinued operations	12,796	55,364

	2,768,789	2,666,276
Less accumulated depreciation and amortization	(644,988)	(595,338)

Net real estate	2,123,801	2,070,938

Cash and cash equivalents	16,573	30,475
Accounts and notes receivable	34,383	34,849
Mortgage notes receivable	37,173	42,909
Investment in real estate partnership	9,425	9,631
Prepaid expenses and other assets	76,924	71,767
Debt issuance costs, net of accumulated amortization of $7,088, and $5,549, respectively	4,793	6,327

TOTAL ASSETS	$2,303,072	$2,266,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Mortgages payable	$249,483	$251,885
Obligations under capital leases	158,160	159,000
Notes payable	357,298	325,051
Senior notes and debentures	568,546	568,121
Accounts payable and accrued expenses	94,940	80,558
Dividends payable	31,178	28,242
Security deposits payable	8,281	7,745
Other liabilities and deferred credits	37,991	36,806

Total liabilities	1,505,877	1,457,408

Minority interests	19,282	18,954

Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares	135,000	135,000
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 54,212,112 and 53,616,827 issued, respectively	542	536
Additional paid in capital	1,109,819	1,108,213
Accumulated dividends in excess of net income	(430,150)	(416,026)

	815,211	827,723
Less:
1,480,359 and 1,480,201 common shares in treasury—at cost, respectively	(28,794)	(28,786)
Deferred compensation on restricted shares	(9,753)	(8,641)
Notes receivable under employee stock plans	(1,792)	(2,083)
Accumulated other comprehensive income	3,041	2,321

Total shareholders’ equity	777,913	790,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,303,072	$2,266,896

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30,
	2005	2004
	(In thousands, except per share data)
Revenue
Rental income	$294,501	$278,725
Other property income	6,487	7,793
Mortgage interest income	4,040	3,611

	305,028	290,129

Expenses
Rental	63,435	65,978
Real estate taxes	29,644	28,159
General and administrative	14,441	13,443
Depreciation and amortization	67,629	66,029

	175,149	173,609

Operating income	129,879	116,520

Other interest income	1,946	1,122
Interest expense	(65,554)	(63,835)
Income from real estate partnership	349	19
Minority interests	(4,003)	(3,317)

Income from continuing operations	62,617	50,509

Discontinued operations
(Loss) income before gain on sale of real estate	(480)	2,398
Gain on sale of real estate	17,347	9,331

Income from discontinued operations	16,867	11,729

Net income	79,484	62,238

Dividends on preferred stock	(8,607)	(8,607)

Net income available for common shareholders	$70,877	$53,631

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations available for common shareholders	$1.03	$0.83
(Loss) income from discontinued operations before gain on sale of real estate	(0.01)	0.05
Gain on sale of real estate	0.33	0.18

	$1.35	$1.06

Weighted average number of common shares, basic	52,443	50,722

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations available for common shareholders	$1.02	$0.82
(Loss) income from discontinued operations before gain on sale of real estate	(0.01)	0.04
Gain on sale of real estate	0.33	0.18

	$1.34	$1.04

Weighted average number of common shares, diluted	52,982	51,273

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,
	2005	2004
	(In thousands, except per share data)
Revenue
Rental income	$98,071	$94,374
Other property income	2,458	3,230
Mortgage interest income	1,310	1,230

	101,839	98,834

Expenses
Rental	20,215	22,252
Real estate taxes	10,109	9,873
General and administrative	4,957	4,673
Depreciation and amortization	22,591	23,292

	57,872	60,090

Operating income	43,967	38,744

Other interest income	254	459
Interest expense	(21,664)	(21,125)
Income from real estate partnership	126	19
Minority interests	(1,208)	(936)

Income from continuing operations	21,475	17,161

Discontinued operations
(Loss) income before gain on sale of real estate	(258)	502
Gain on sale of real estate	9,463	997

Income from discontinued operations	9,205	1,499

Net income	30,680	18,660

Dividends on preferred stock	(2,869)	(2,869)

Net income available for common shareholders	$27,811	$15,791

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations available for common shareholders	$0.35	$0.27
(Loss) income from discontinued operations before gain on sale of real estate	—	0.01
Gain on sale of real estate	0.18	0.02

	$0.53	$0.30

Weighted average number of common shares, basic	52,618	51,640

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations available for common shareholders	$0.35	$0.27
(Loss) income from discontinued operations before gain on sale of real estate	(0.01)	0.01
Gain on sale of real estate	0.18	0.02

	$0.52	$0.30

Weighted average number of common shares, diluted	53,149	52,934

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(unaudited)

	Nine months ended September 30,
	2005			2004
(In thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital
Common shares of beneficial interest
Balance, beginning of year	53,616,827	$536	$1,108,213	50,670,851	$506	$980,227
Exercise of stock options	269,718	3	7,244	178,757	2	4,363
Shares issued under dividend reinvestment plan	45,620	—	2,420	63,500	1	2,559
Restricted shares granted, net of restricted shares retired	76,807	1	3,948	84,617	1	3,632
Issuance of shares in public offering	—	—	—	2,186,749	22	99,099
Conversion and redemption of OP units	203,140	2	(12,806)	203,130	2	8,688
Stock compensation associated with variable accounting	—	—	800	—	—	1,952

Balance, end of period	54,212,112	$542	$1,109,819	53,387,604	$534	$1,100,520

Accumulated dividends in excess of net income
Balance, beginning of year		$(416,026)			$(386,738)
Net income		79,484			62,238
Dividends declared to common shareholders		(85,001)			(75,640)
Preferred share dividends		(8,607)			(8,607)

Balance, end of period		$(430,150)			$(408,747)

Common shares of beneficial interest in Treasury
Balance, beginning of year	(1,480,201)	$(28,786)		(1,470,275)	$(28,445)
Performance and restricted shares forfeited	(158)	(8)		(9,118)	(310)

Balance, end of period	(1,480,359)	$(28,794)		(1,479,393)	$(28,755)

Deferred compensation on restricted shares
Balance, beginning of year	(226,904)	$(8,641)		(220,666)	$(5,474)
Performance and restricted shares issued, net of forfeitures	(65,733)	(3,380)		(72,166)	(4,313)
Vesting of performance and restricted shares	85,716	2,268		63,756	1,578

Balance, end of period	(206,921)	$(9,753)		(229,076)	$(8,209)

Notes receivable under employee stock plans
Balance, beginning of year		$(2,083)			$(3,615)
Subscription loans issued		—			(147)
Subscription loans paid		291			1,694

Balance, end of period		$(1,792)			$(2,068)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$2,321			$(87)
Adjustments to unrealized gains on securities		60			65
Adjustments to unrealized gains on interest rate swaps		660			1,510

Balance, end of period		$3,041			$1,488

Comprehensive income
Net income		$79,484			$62,238
Adjustments to unrealized gains on securities		60			65
Adjustments to unrealized gains on interest rate swaps		660			1,510

Comprehensive income		$80,204			$63,813

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2005	2004
	(in thousands)
OPERATING ACTIVITIES
Net income	$79,484	$62,238
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	68,311	67,525
Gain on sale of real estate	(17,347)	(9,331)
Equity in income from real estate partnership	(349)	(19)
Minority interests	4,003	3,317
Other, net	7,599	4,466
Changes in assets and liabilities net of effects of acquisitions and dispositions
Increase in accounts and notes receivable	(2,750)	(5,143)
(Increase) decrease in prepaid expenses and other assets before depreciation and amortization	(3,567)	1,356
(Decrease) increase in accounts payable, security deposits and prepaid rent	(2,074)	460
Increase in accrued expenses	1,035	4,343

Net cash provided by operating activities	134,345	129,212

INVESTING ACTIVITIES
Acquisition of real estate	(67,455)	(97,274)
Investment in real estate partnership	—	(14,059)
Capital expenditures—development and redevelopment	(87,825)	(46,694)
Capital expenditures—other	(15,211)	(12,227)
Leasing costs	(5,267)	(5,489)
Proceeds from sale of real estate	61,379	21,842
Repayment (issuance) of mortgage and other notes receivable, net	13,186	(1,978)

Net cash used in investing activities	(101,193)	(155,879)

FINANCING ACTIVITIES
Net borrowings under revolving credit facility	41,000	(49,750)
Issuance of senior debentures	—	75,000
Repayment of senior debentures	—	(39,500)
Repayment of mortgages, capital leases and notes payable, net	(3,366)	6,066
Issuance of common shares	7,530	107,803
Dividends paid to common and preferred shareholders	(88,799)	(80,330)
Dividends paid and redemptions related to OP units	(3,419)	(4,153)

Net cash (used in) provided by financing activities	(47,054)	15,136

Decrease in cash and cash equivalents	(13,902)	(11,531)
Cash and cash equivalents, beginning of period	30,475	34,968

Cash and cash equivalents, end of period	$16,573	$23,437

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

NOTE A—ACCOUNTING POLICIES AND OTHER DATA

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. As of September 30, 2005, we owned or had a majority interest in 102 community and neighborhood shopping centers and retail mixed-use properties comprising approximately 17.3 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as California and one apartment complex in Maryland. In total, the 102 commercial properties were 95.5% leased at September 30, 2005. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of September 30, 2005. We have paid quarterly dividends to our shareholders continuously since our founding in 1962, and have increased our dividends per common share for 38 consecutive years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(unaudited)

The following table sets forth the reconciliation between basic and diluted earnings per share:

	Nine months ended September 30,		Three months ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Income for calculation of basic earnings per share:
Income from continuing operations	$62,617	$50,509	$21,475	$17,161
Less: Preferred stock dividends	(8,607)	(8,607)	(2,869)	(2,869)

Income from continuing operations available for common shareholders	54,010	41,902	18,606	14,292
Income from discontinued operations	16,867	11,729	9,205	1,499

Net income available for common shareholders, basic	$70,877	$53,631	$27,811	$15,791

Weighted average number of common shares, basic	52,443	50,722	52,618	51,640

Basic Earnings Per Share:
Income from continuing operations	$1.03	$0.83	$0.35	$0.27
Income from discontinued operations	0.32	0.23	0.18	0.03

Net income available for common shareholders, basic	$1.35	$1.06	$0.53	$0.30

Income for calculation of diluted earnings per share:
Income from continuing operations available for common shareholders	$54,010	$41,902	$18,606	$14,292
Income attributable to operating partnership units (1)	—	—	—	242

Income from continuing operations for diluted earnings per share	54,010	41,902	18,606	14,534
Income from discontinued operations	16,867	11,729	9,205	1,499

Net income available for common shareholders, diluted	$70,877	$53,631	$27,811	$16,033

Weighted average number of common shares, basic
Effect of dilutive securities:	52,443	50,722	52,618	51,640
Stock option awards	539	551	531	546
Operating partnership units (1)	—	—	—	748

Weighted average number of common shares, diluted	52,982	51,273	53,149	52,934

Diluted Earnings Per Share:
Income from continuing operations	$1.02	$0.82	$0.35	$0.27
Income from discontinued operations	0.32	0.22	0.17	0.03

Net income available for common shareholders, diluted	$1.34	$1.04	$0.52	$0.30

(1)	Partnership units are excluded from the calculation of income from continuing operations per share when they are anti-dilutive.

Reclassifications. Certain components of rental income, other property income, rental expense, real estate tax expense, and depreciation and amortization expense in the September 30, 2004 Consolidated Statements of Operations have been reclassified to Income From Discontinued Operations to assure comparability of all periods presented. In addition, certain December 31, 2004 Balance Sheet accounts, 2004 Statement of Operations accounts and components of the 2004 Consolidated Statement of Cash Flows have been reclassified to assure comparability of all periods presented including certain amounts reclassified from other property income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(unaudited)

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

	Nine months ended September 30,		Three months ended September 30,
(In thousands, except for earnings per share)	2005	2004	2005	2004
Net income, as reported	$79,484	$62,238	$30,680	$18,660
Stock-based employee compensation cost included in net income	2,980	2,590	1,040	759
Stock-based employee compensation cost under the fair value method of SFAS No. 123	(3,475)	(2,959)	(1,250)	(926)

Pro Forma Net Income—Basic	$78,989	$61,869	$30,470	$18,493

Earnings Per Share:
Basic, as reported	$1.35	$1.06	$0.53	$0.30
Basic, pro forma	$1.34	$1.05	$0.52	$0.30

Net income available for common shareholders—diluted	$70,877	$53,631	$27,811	$16,033
Stock-based employee compensation cost included in net income	2,980	2,590	1,040	759
Stock-based employee compensation cost under the fair value method of SFAS No. 123	(3,475)	(2,959)	(1,250)	(926)

Pro Forma Net Income—Diluted	$70,382	$53,262	$27,601	$15,866

Earnings Per Share:
Diluted, as reported	$1.34	$1.04	$0.52	$0.30
Diluted, pro forma	$1.33	$1.04	$0.52	$0.30

Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), “Consolidation of Variable Interest Entities.” FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46-R are be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We have evaluated the applicability of FIN 46-R to our investments in certain restaurant joint ventures at Santana Row and our joint venture with affiliates of Clarion Lion Properties Fund and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. Accordingly, these investments will continue to be accounted for using the equity method. We have also evaluated the applicability of FIN 46-R to our mortgage loans receivable and determined that they are not variable interest entities. The adoption of FIN 46-R did not have a material impact on our financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(unaudited)

NOTE B—REAL ESTATE ASSETS

On February 15, 2005, we sold two properties located in Tempe, Arizona for an aggregate of $13.7 million, resulting in a gain of $4.0 million.

On March 1, 2005, we acquired Assembly Square, an approximately 330,000 square foot enclosed mall in the City of Somerville, Massachusetts that is currently being redeveloped into a power center, and an adjacent ten-acre 220,000 square foot retail/industrial complex for an aggregate investment of $66.4 million, which includes $2.5 million of cost for the ongoing redevelopment. With respect to the values assigned to assumed leases, approximately $3.4 million of the net assets acquired was allocated to prepaid and other assets for “above-market leases,” and $5.1 million of the net assets acquired was allocated to other liabilities and deferred credits for “below-market leases.” Amounts associated with above and below market leases are amortized to rental income over the related lease terms. The acquisition was financed through available cash and borrowings under our revolving credit facility.

On June 2, 2005, we sold two properties located in Winter Park, Florida for an aggregate of $11.1 million, resulting in a gain of $3.5 million.

On July 12, 2005, we sold Shaw’s Plaza located in Carver, Massachusetts for $4.0 million, resulting in a gain of $18,000.

On August 26, 2005, we began closing sales of condominium units located in one building at Santana Row. As of September 30, 2005, we had closed on sales of 62 of the 100 condominium units available for sale in that building for an aggregate of $33.9 million, resulting in a gain of $9.4 million.

NOTE C—MORTGAGE NOTES RECEIVABLE

In the third quarter of 2005, a mortgage note receivable was repaid that had an outstanding principal amount of $5.9 million.

NOTE D—REAL ESTATE PARTNERSHIPS

In July 2004, we entered into a joint venture arrangement (the “Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $42 million and $98 million, respectively, of equity capital to acquire properties through June 2006. As of September 30, 2005, Federal Realty and Clarion had contributed $9.4 million and $22.0 million, respectively. We are the manager of the Partnership and its properties, and earn fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method, as described in “Note A—Accounting Policies and Other Data—Variable Interest Entities.” In total, at September 30, 2005, the Partnership had $47.2 million of mortgage notes outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(unaudited)

The following are the summarized unaudited financial results of the Partnership:

(In thousands)	Nine months ended September 30, 2005	Three months ended September 30, 2005
Revenues
Rental income	$6,109	$1,955
Other property income	72	37

	6,181	1,992

Expense
Rental	1,119	276
Real estate taxes	479	159
Depreciation and amortization	1,569	524

	3,167	959

Operating income	3,014	1,033

Interest expense	(1,849)	(614)

Net income	$1,165	$419

(In thousands)	As of September 30, 2005	As of December 31, 2004
ASSETS

Real estate at cost	$81,235	$80,970
Less accumulated depreciation and amortization	(2,191)	(625)

Net real estate investments	79,044	80,345

Cash and cash equivalents	2,144	2,108
Accounts receivable	853	583
Other assets	2,692	2,836

Total assets	$84,733	$85,872

LIABILITIES AND PARTNER’S CAPITAL

Liabilities
Mortgages	$47,225	$47,225
Other liabilities	5,972	6,544

Total liabilities	53,197	53,769

Partners’ capital	31,536	32,103

TOTAL LIABILITIES AND PARTNER’S CAPITAL	$84,733	$85,872

For mortgage notes totaling $36.7 million at September 30, 2005 that are secured by three properties owned by subsidiaries of the Partnership, we are the guarantor for certain obligations of those subsidiaries, which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(unaudited)

NOTE E—MORTGAGES, NOTES PAYABLE AND OTHER DEBT

We have a $550 million unsecured credit facility consisting of a $150 million five-year term loan due in October 2008, a $100 million three-year term loan due in October 2006, and a $300 million three-year revolving credit facility maturing in October 2006, that offers a one-year extension option. The term loans currently bear interest at LIBOR plus 95 basis points, while the revolving facility currently bears interest at LIBOR plus 75 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.

In January 2004, to hedge our exposure to interest rate fluctuations on the $150 million five-year term loan, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. Accordingly, the current interest rate, taking into account the swap, is 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million.

At September 30, 2005, there was $96.0 million borrowed under our $300.0 million revolving credit facility. The maximum amount drawn during the nine months ended September 30, 2005 was $190.0 million. The weighted average interest rate on borrowings under the revolving credit facility for the three and nine months ended September 30, 2005 was 3.73% and 3.54%, respectively. The facility requires us to comply with various financial and other covenants, including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At September 30, 2005, we were in compliance with all loan covenants.

A more detailed description of our derivative instruments is contained in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

We have determined that our hedged derivatives qualify as effective cash-flow hedges under SFAS No. 133, resulting in our recording all changes in the fair value of the hedged derivatives in other comprehensive income. Amounts recorded in other comprehensive income will be reclassified into earnings in the period in which earnings are affected by the hedged cash flows. We recorded unrealized gains to other comprehensive income of $0.7 million and $1.5 million during the nine months ended September 30, 2005 and 2004, respectively, to adjust the hedged derivatives to their fair value. We estimate that substantially all of the accumulated unrealized gain of $3.0 million at September 30, 2005 will be reclassified into earnings within the next twelve months to offset the variability of cash flows during this period.

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

NOTE F—SHAREHOLDERS’ EQUITY

Under the terms of various partnerships, which own shopping center properties with a cost of approximately $88.5 million, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. For the nine months ended September 30, 2005, we paid $0.8 million to redeem 15,759 operating units and issued 203,140 of our common shares to redeem 203,140 operating units. The 203,140 common shares issued include 190,000 common shares that were issued to a subsidiary in 2004 and sold to a third party in February 2005 to complete a redemption.

NOTE G—INTEREST EXPENSE

We incurred total interest costs of $70.0 million during the nine months ended September 30, 2005 and $67.7 million during the nine months ended September 30, 2004, of which $4.4 million and $3.8 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(unaudited)

respectively, were capitalized in each period in connection with development and redevelopment projects. We incurred total interest costs of $23.5 million during the three months ended September 30, 2005 and $22.4 million during the three months ended September 30, 2004, of which $1.9 million and $1.3 million, respectively, were capitalized in connection with development and redevelopment projects. Interest paid was $63.5 million and $60.5 million for the nine months ended September 30, 2005 and 2004, respectively, and $18.9 million and $17.8 million for the three months ended September 30, 2005 and 2004, respectively.

NOTE H—COMMITMENTS AND CONTINGENCIES

We are involved in various lawsuits and environmental matters arising in the normal course of business. Management believes that the various lawsuits and environmental matters in which the Trust is involved will not have a material effect on our financial condition or results of operations.

As of September 30, 2005, we were committed to invest approximately $11.0 million in restaurant joint ventures at Santana Row, of which $10.6 million has been invested as of September 30, 2005. These restaurant joint ventures are accounted for using the equity method.

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value derived from the properties current operations as of September 30, 2005, our estimated maximum commitment upon exercise of the put option would range from approximately $30 million to $34 million.

As of September 30, 2005, a total of 420,426 operating units remain outstanding. As discussed in Note E, the partners holding these operating units have the right to exchange them for cash or the same number of our common shares, at our option.

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

Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the zone specified in the Agreement not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. We estimate our obligation under the Agreement to be in the range of $1.6 million to $3.0 million. During the years ended December 31, 2004 and 2003, we funded approximately $0.4 million each year. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $0.4 million as of September 30, 2005 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $0.4 million currently accrued. We do not anticipate, however, that our obligation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(unaudited)

would exceed $0.6 million in any year or $3.0 million in total. If the zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

We have estimated certain costs that we may be required to pay in the future as a result of selling certain properties during 2005. As of September 30, 2005, our recorded reserve for these costs is approximately $1.4 million.

NOTE I—COMPONENTS OF RENTAL INCOME

The components of rental income are as follows:

	Nine months ended September 30,		Three months ended September 30,
(In thousands)	2005	2004	2005	2004
Minimum rents
Retail and commercial	$221,976	$208,508	$74,725	$70,757
Residential	7,991	6,778	2,655	2,322
Cost reimbursements	56,276	55,046	18,215	19,019
Percentage rents	4,231	3,655	1,170	790
Other rental income	4,027	4,738	1,306	1,486

Total rental income	$294,501	$278,725	$98,071	$94,374

Minimum rents include $4.3 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively, and $1.2 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively, that represent amounts included in minimum rents in order to reflect the recognition of minimum rents on a straight line basis as required by GAAP. Minimum rents include $1.2 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively, and $0.4 million and $0.5 million for the three months ended September 30, 2005 and 2004, that represent amounts included in minimum rents in order to reflect the recognition of income attributable to market lease adjustments on acquired properties in accordance with SFAS 141. Residential minimum rents comprise the entire rental amounts at Rollingwood Apartments, The Crest at Congressional Plaza Apartments and the residential units at Santana Row except for Building Four. In the third quarter of 2005, we commenced closing sales of the 100 units located in Building Four, which has been classified as discontinued operations. Accordingly, the rental income for the 100 units in Building Four has been excluded for all periods presented to assure comparability of these periods.

NOTE J—SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(unaudited)

A summary of our operations by geographic region is as follows:

	Nine months ended September 30, 2005
(In thousands)	East	West	Other	Total
Rental income	$230,619	$63,882	$—	$294,501
Other property income	2,749	3,738	—	6,487
Mortgage interest income	2,088	1,952	—	4,040
Rental expenses	(43,544)	(19,891)	—	(63,435)
Real estate taxes	(24,343)	(5,301)	—	(29,644)

Property operating income	167,569	44,380	—	211,949

Other interest income	1,899	47	—	1,946
Interest expense	—	—	(65,554)	(65,554)
Income from real estate partnership	—	—	349	349
General and administrative expense	—	—	(14,441)	(14,441)
Depreciation and amortization	(48,333)	(19,296)	—	(67,629)

Income before minority interests and discontinued operations	$121,135	$25,131	$(79,646)	$66,620

Total assets as of September 30, 2005	$1,348,641	$879,588	$74,843	$2,303,072

Rental income

	Nine months ended September 30, 2004
(In thousands)	East	West	Other	Total
Rental income	$220,230	$58,495	$—	$278,725
Other property income	2,872	4,921	—	7,793
Mortgage interest income	2,141	1,470	—	3,611
Rental expenses	(44,705)	(21,273)	—	(65,978)
Real estate taxes	(23,731)	(4,428)	—	(28,159)

Property operating income	156,807	39,185	—	195,992

Other interest income	1,008	114	—	1,122
Interest expense	—	—	(63,835)	(63,835)
Income from real estate partnership	—	—	19	19
General and administrative expense	—	—	(13,443)	(13,443)
Depreciation and amortization	(48,112)	(17,917)	—	(66,029)

Income before minority interests and discontinued operations	$109,703	$21,382	$(77,259)	$53,826

Total assets as of September 30, 2004	$1,300,315	$894,918	$85,787	$2,281,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(unaudited)

	Three months ended September 30, 2005
(In thousands)	East	West	Other	Total
Rental income	$76,738	$21,333	$—	$98,071
Other property income	981	1,477	—	2,458
Mortgage interest income	674	636	—	1,310
Rental expenses	(13,931)	(6,284)	—	(20,215)
Real estate taxes	(8,342)	(1,767)	—	(10,109)

Property operating income	56,120	15,395	—	71,515

Other interest income	241	13	—	254
Interest expense	—	—	(21,664)	(21,664)
Income from real estate partnership	—	—	126	126
General and administrative expense	—	—	(4,957)	(4,957)
Depreciation and amortization	(16,010)	(6,581)	—	(22,591)

Income before minority interests and discontinued operations	$40,351	$8,827	$(26,495)	$22,683

Total assets as of September 30, 2005	$1,348,641	$879,588	$74,843	$2,303,072

	Three months ended September 30, 2004
(In thousands)	East	West	Other	Total
Rental income	$73,452	$20,922	$—	$94,374
Other property income	1,074	2,156	—	3,230
Mortgage interest income	672	558	—	1,230
Rental expenses	(14,921)	(7,331)	—	(22,252)
Real estate taxes	(8,322)	(1,551)	—	(9,873)

Property operating income	51,955	14,754	—	66,709

Other interest income	438	21	—	459
Interest expense	—	—	(21,125)	(21,125)
Income from real estate partnership	—	—	19	19
General and administrative expense	—	—	(4,673)	(4,673)
Depreciation and amortization	(16,794)	(6,498)	—	(23,292)

Income before minority interests and discontinued operations	$35,599	$8,277	$(25,779)	$18,097

Total assets as of September 30, 2004	$1,300,315	$894,918	$85,787	$2,281,020

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

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” Many things can happen that may cause actual results to be different from those we describe. These factors include, but are not limited to the risk factors described in our current report in Form 8-K filed on March 2, 2005, and include the following:

•	risks that our tenants will not pay rent or that we may be unable to renew leases or re-let space at favorable rents as leases expire;

•	risks that we may not be able to proceed with or obtain necessary approvals for any redevelopment or renovation project, and that any redevelopment or renovation project that we do pursue may not perform as anticipated;

•	risks that the number of properties we acquire for our own account, and therefore the amount of capital we invest in acquisitions, may be impacted by our real estate partnership;

•	risks normally associated with the real estate industry, including risks that:

•	occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected,

•	completion of anticipated or ongoing property redevelopments or renovations may cost more, take more time to complete, or fail to perform as expected,

•	new acquisitions may fail to perform as expected,

•	competition for acquisitions could result in increased prices for acquisitions,

•	environmental issues may develop at our properties and result in unanticipated costs, and

•	because real estate is illiquid, we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to meet existing financial covenants and the limitations imposed on our operations by those covenants, and the possibility of increases in interest rates that would result in increased interest expense; and

•	risks related to our status as a real estate investment trust, commonly referred to as a REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT.

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

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. As of September 30, 2005, we owned or had a majority interest in 102 community and neighborhood shopping centers and mixed-use properties comprising approximately 17.3 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as in California, and one apartment complex in Maryland. In total, the 102 commercial properties were 95.5% leased at September 30, 2005. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of September 30, 2005. In total, the joint venture properties in which we own an interest were 97.9% leased at September 30, 2005. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 38 consecutive years.

2005 Property Acquisitions and Dispositions

On February 15, 2005, we sold two properties located in Tempe, Arizona for an aggregate of $13.7 million, resulting in a gain of $4.0 million. The two properties, acquired in 1998, totaled approximately 40,000 square feet of leasable area.

On March 1, 2005, we acquired Assembly Square, an approximately 330,000 square foot enclosed mall in the City of Somerville, Massachusetts that is currently being redeveloped into a power center, and an adjacent ten-acre 220,000 square foot retail/industrial complex for an aggregate investment of $66.4 million, including $2.5 million of cost for the ongoing redevelopment. With respect to the values assigned to assumed leases, approximately $3.4 million of the net assets acquired was allocated to prepaid and other assets for “above-market leases,” and $5.1 million of the net assets acquired was allocated to other liabilities and deferred credits for “below-market leases.” The acquisition was financed through available cash and borrowings under our revolving credit facility. We expect to invest approximately an additional $38.0 million to complete the redevelopment of the mall.

The acquisition of Assembly Square also included zoning entitlements to add four mixed-use buildings on 3.5 acres, which could include approximately 41,000 square feet of retail space, 51,000 square feet of office space and 239 residential units. The acquisition also included an option to purchase adjacent land parcels, all of which were zoned for dense, mixed-use development. We expect that we will structure any future development of Assembly Square in a manner designed to mitigate our risk which may include selling entitlements or co-developing with other real estate companies.

On June 2, 2005, we sold two properties located in Winter Park, Florida for an aggregate of $11.1 million, resulting in a gain of $3.5 million. The two properties, acquired in 1996, totaled approximately 28,000 square feet of leasable area.

On July 12, 2005, we sold Shaw’s Plaza located in Massachusetts for $4.0 million, resulting in a gain of $18,000. This property, acquired in 2004, totaled approximately 75,000 square feet of leasable area.

On August 26, 2005, we began closing sales of condominium units located in one building at Santana Row. As of September 30, 2005, we had closed on sales of 62 of the 100 condominium units available for sale in that building for an aggregate of $33.9 million, resulting in a gain of $9.4 million.

Outlook

General

We continue to believe that in 2005 we will experience growth in earnings from operations when compared to 2004. We expect this growth in earnings to be generated by a combination of the following:

•	increased earnings as we expand our portfolio through property acquisitions,

•	increased earnings in our same center portfolio and from properties under redevelopment,

•	increased earnings as a result of improved occupancy and rental rates on retail space as well as additional development at Santana Row, and

•	increased earnings from our real estate partnership established in July 2004.

On September 7, 2005, we announced a regular quarterly cash dividend of $0.555 per share on our common shares resulting in an indicated regular annual rate of $2.22. On October 31, 2005, we announced a special cash dividend of $0.20 per share on our common shares resulting from our sale of condominium units at Santana Row.

Our earnings in 2004 were positively impacted by the reimbursement to us of lost rents from an insurance settlement received in December 2003 related to a fire at Santana Row in 2002. Approximately $3.0 million of the reimbursement was recognized as income during 2004. The amount recognized in 2005 is insignificant.

Same Center Portfolio and Redevelopment Projects

Mixed economic news has created some concerns about the national economy and our local markets. However, we have not seen any signs of near-term economic deterioration and generally expect earnings from our same center portfolio (as defined below under “Results of Operations”) to continue to grow due to improved occupancy rates and increasing rents on lease rollovers. Our same center growth has been slowed to some extent during the past two years by the increases in our redevelopment activity at certain centers which, by design, keeps leasable space out of service until the redevelopments are complete. Additionally, the economic environment in Northern California still continues to lag our other markets which constrains occupancy rates and limits our ability to increase rent to the same extent as we have achieved in our other markets.

The competitive retail environment has resulted in the loss of some of our anchor retail tenants, but we have been successful in replacing a number of those anchors and other weaker tenants with tenants that we believe are more credit-worthy. In other cases, we have taken advantage of the opportunity to redevelop the space that became vacant when the anchor tenant vacated. While this redevelopment and retenanting activity has resulted in increased capital investment in those centers, it should also increase the rental income from these centers as these new tenants commence operations. In addition, the redevelopment activity adds to the economic life of the centers, and increases the appeal of the centers to retail customers. These factors should extend the number of years during which we can reasonably expect growth in earnings from those properties beyond the period we could have expected if we had not made the additional capital investment.

Santana Row

Santana Row currently consists of approximately 558,000 square feet of retail space, 255 residential units, and a ground lease to a 213-room hotel. Of the 255 residential units, we are in the process of selling 219 as condominium units with the remaining 36 units planned to be held as rental units.

In August 2005, we received approval to begin closing sales of 100 units located in Building Four and commenced closing these units. In September 2005, we received governmental approval to begin closing sales of an additional 21 units located in Building Six and commenced closing on these units in October 2005. We have also received preliminary governmental approval to begin entering into contracts to sell the remaining 98 units located in Building Three. Projected gross sale proceeds for all 219 condominium units are estimated to be approximately $135 million. The actual gross sale proceeds will depend on demand, interest rates and other market factors. The sale of these units will reduce our operating income by the net income previously generated by these units and will generate sale proceeds which will reduce our basis in the units. As of September 30, 2005, we had closed on sales of 62 units for gross proceeds of $33.9 million.

We project the final cost of Santana Row, as currently operating, to be $480 million prior to reduction for any proceeds received from the sale of condominium units. An additional 256 residential rental units are currently under construction with the projected cost for those units to be approximately $67 million. Occupancy of the new units began in April 2005 with lease-up expected to continue into mid-2006.

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

As one method to enhance growth and strengthen our market share in the regions in which we operate, in July 2004, we entered into a joint venture arrangement by forming a limited partnership in which we own 30% of the equity. The venture plans to acquire up to $350.0 million of stabilized, supermarket-anchored shopping centers in our East and West regions with the acquisitions to be financed through secured borrowings and equity contributions. We are the manager of the venture and its properties, and we earn fees for acquisitions, management, leasing and financing. Through our partnership interest, we also will have the opportunity to earn performance-based income. In total, at September 30, 2005, the Partnership had $47.2 million of mortgage notes outstanding.

Results of Operations

Comparison of nine months ended September 30, 2005 and 2004

(In thousands)	2005	2004	Increase/ (Decrease)	% Change
Rental income	$294,501	$278,725	$15,776	5.7%
Other property income	6,487	7,793	(1,306)	-16.8%
Mortgage interest income	4,040	3,611	429	11.9%

Total revenues	305,028	290,129	14,899	5.1%

Rental expenses	63,435	65,978	(2,543)	-3.9%
Real estate taxes	29,644	28,159	1,485	5.3%

Total property expenses	93,079	94,137	(1,058)	-1.1%

Property operating income	211,949	195,992	15,957	8.1%

Other interest income	1,946	1,122	824	73.4%
Income from real estate partnership	349	19	330	1,736.8%
Interest expense	(65,554)	(63,835)	(1,719)	2.7%
General and administrative expense	(14,441)	(13,443)	(998)	7.4%
Depreciation and amortization	(67,629)	(66,029)	(1,600)	2.4%

Total other expenses, net	(145,329)	(142,166)	(3,163)	2.2%

Income before minority interest and discontinued operations	66,620	53,826	12,794	23.8%

Minority interests	(4,003)	(3,317)	(686)	20.7%
(Loss) income from discontinued operations before gain on sale of real estate	(480)	2,398	(2,878)	-120.0%
Gain on sale of real estate	17,347	9,331	8,016	85.9%

Net income	$79,484	$62,238	$17,246	27.7%

“Same Center”

Throughout this section, we have provided certain information on a “same center” basis. Information provided on a same center basis is provided for only those properties that we owned and operated for the entirety of both periods being compared and excludes properties for which development, redevelopment or expansion occurred during either of the periods being compared and properties purchased or sold at any time during the periods being compared.

Our same center-basis results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 exclude the following:

•	Assembly Square, which we acquired in the first quarter of 2005,

•	Shaw’s Plaza which we acquired in the fourth quarter of 2004 and sold in the third quarter of 2005, and other dispositions that occurred in 2005 including two buildings in Tempe, Arizona, and two buildings in Winter Park, Florida,

•	dispositions that occurred in 2004 including Magruder’s Center, Plaza del Mercado and four other buildings located in Connecticut and Illinois, and

•	Santana Row, which is considered under development in both 2005 and 2004.

In addition to the properties listed above as being excluded from our same center–basis results of operations for the three months ended September 30, 2005 and 2004, our same center-basis results of operations for the nine months ended September 30, 2005 and 2004, exclude Westgate Mall which was acquired in the first quarter of 2004.

PROPERTY REVENUES

Total revenues in the nine months ended September 30, 2005 were $305.0 million, which represents an increase of $14.9 million, or 5.1%, over total revenues of $290.1 million in the nine months ended September 30, 2004. The following were the primary drivers of this increase:

•	growth of minimum rent from same center revenues as a result of increased rental rates on new leases,

•	the additional revenue contributed by properties acquired,

•	growth in minimum rents at redevelopment properties and at Santana Row due to increased occupancy, and

•	increased cost recoveries from our tenants due mainly to higher snow removal costs and other costs at our properties.

The percentage leased at our commercial properties increased to 95.5% at September 30, 2005, compared to 94.2% at September 30, 2004, due primarily to new leases signed at existing properties.

Rental Income. Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income in the nine months ended September 30, 2005 was $294.5 million compared to $278.7 million in the nine months ended September 30, 2004, which represents an increase of $15.8 million, or 5.7%, due largely to the following:

•	on a same center-basis, an increase of $8.3 million, or 4.0%, due mainly to increased minimum rents associated with new leases and redevelopments and increased cost recoveries resulting from higher snow removal costs in the East,

•	an increase of approximately $7.8 million due to properties acquired in 2004 and 2005, primarily Westgate Mall and Assembly Square, and to growth at Santana Row, and

•	an increase of $2.3 million, or 6.8%, at redevelopment properties due primarily to increased occupancy,

partially offset by

•	a decrease of $2.8 million of income recognized in 2004 attributable to proceeds of the Santana Row fire insurance settlement.

Other Property Income. Other property income in the nine months ended September 30, 2005 was $6.5 million compared to $7.8 million in the nine months ended September 30, 2004, which represents a decrease of $1.3 million or 16.8%. Other property income includes items which, although recurring, are not directly related to property rental or tend to fluctuate more than rental income from period to period, such as lease termination fees and management fee income. This decrease is due primarily from a $0.6 million decrease in lease termination fees.

Mortgage Interest Income. Interest on mortgage notes receivable in the nine months ended September 30, 2005 was $4.0 million compared to $3.6 million in the nine months ended September 30, 2004, which represents an increase of $0.4 million or 11.9%. The increase is due primarily to higher principal balances on notes outstanding in the nine months ended September 30, 2005.

PROPERTY EXPENSES

Total property operating expenses in the nine months ended September 30, 2005 were $93.1 million compared to $94.1 million in the nine months ended September 30, 2004, which represents a decrease of $1.1 million, or 1.1%. The decrease in total property expenses is due primarily to a decrease in bad debt expense, insurance premiums and write-offs of fixed assets and deferred lease costs partly offset by expenses associated with additional properties acquired in 2004 and 2005 and higher maintenance expenses.

Rental Expenses. Rental expenses decreased $2.5 million, or 3.9%, to $63.4 million in the nine months ended September 30, 2005 from $66.0 million in the nine months ended September 30, 2004. This decrease was the result of:

•	a decrease of $4.0 million due to lower bad debt expense and insurance premiums,

•	a decrease of $1.8 million due to lower write-offs of fixed assets and deferred lease costs related to early lease terminations,

partially offset by

•	an increase of $1.1 million in maintenance expenses at same center properties due primarily to higher snow removal costs in the East,

•	an increase of $1.0 million in maintenance expense related to Santana Row and property acquisitions, and

•	an increase of $0.9 million due to the expenses attributable to the additional properties acquired during 2004 and 2005.

As a result of these changes in rental expenses, as well as changes in rental income and other property income during the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, rental expense as a percentage of rental income plus other property income decreased from 23.0% in the nine months ended September 30, 2004 to 21.1% in the nine months ended September 30, 2005.

Real Estate Taxes. Real estate tax expense increased by $1.5 million, or 5.3%, to $29.6 million in the nine months ended September 30, 2005 compared to $28.2 million in the nine months ended September 30, 2004. The increase in 2005 is due largely to increased taxes of $1.2 million related to acquired and developed properties, including Santana Row.

PROPERTY OPERATING INCOME

Property operating income was $211.9 million for the nine months ended September 30, 2005, an increase of $16.0 million, or 8.1%, compared to $196.0 million for the nine months ended September 30, 2004. Income recognized from fire insurance proceeds attributable to rental income lost at Santana Row due to the August 2002 fire is included in property operating income and amounted to $2.8 million in the nine months ended September 30, 2004 and was insignificant in the nine months ended September 30, 2005. Excluding these insurance proceeds, property operating income increased by $18.8 million or 9.6%. This increase is due primarily to:

•	growth in same center earnings,

•	earnings attributable to our 2004 and 2005 property acquisitions,

•	earnings growth at Santana Row for the phases brought into service combined with higher occupancy and lower operating expenses at that property, and

•	growth at redevelopment properties where occupancy has increased.

Same center property operating income increased by 5.0%, or $7.6 million, in the nine months ended September 30, 2005 over the nine months ended September 30, 2004. This increase is primarily due to:

•	increased rental income associated with new leases and redevelopments, and

•	higher percentage rent,

partly offset by

•	higher maintenance expenses, mainly related to snow removal.

When redevelopment and expansion properties are included with the same center results, property operating income increased by 5.2% or $9.1 million in the nine months ended September 30, 2005, over the nine months ended September 30, 2004.

Other

Interest Income. Interest income increased by $0.8 million, or 73.4%, to $1.9 million in the nine months ended September 30, 2005 compared to $1.1 million in the nine months ended September 30, 2004. This increase is due to additional interest income primarily related to the early pay-off of a note receivable in June 2005. The note receivable that was repaid had an outstanding principal amount of $7.5 million.

Interest Expense. Interest expense increased by $1.7 million, or 2.7%, to $65.6 million in the nine months ended September 30, 2005 compared to $63.8 million in the nine months ended September 30, 2004. This increase is due to higher outstanding balances on our line of credit, which we used to finance acquisitions, and higher interest rates on our variable-rate debt. Gross interest costs in the nine months ended September 30, 2005 were $70.0 million compared to $67.7 million in the nine months ended September 30, 2004. Capitalized interest amounted to $4.4 million and $3.8 million in the nine months ended September 30, 2005 and 2004, respectively.

General and Administrative Expense. General and administrative expenses increased by $1.0 million, or 7.4%, to $14.4 million in the nine months ended September 30, 2005 compared to $13.4 million in the nine months ended September 30, 2004. This increase resulted primarily from increased costs of benefits and lower capitalization of leasing and development costs.

Depreciation and Amortization. Expenses attributable to depreciation and amortization increased by $1.6 million, or 2.4%, to $67.6 million in the nine months ended September 30, 2005 from $66.0 million in the nine months ended September 30, 2004. The increase is due primarily to depreciation of improvements made to redevelopment properties, depreciation attributable to new properties acquired and depreciation of new capital and tenant improvements at same center properties.

Minority Interests. Income to minority partners increased by $0.7 million to $4.0 million in the nine months ended September 30, 2005 from $3.3 million in the nine months ended September 30, 2004. This is the result of increased earnings at properties that we own through partnerships, partly offset by a decrease in the interest held by minority owners in several partnerships.

(Loss) Income from Discontinued Operations before Gain on Sale of Real Estate. (Loss) income from discontinued operations before gain on sale of real estate represents the operating (loss) income of properties prior to their disposition which, under SFAS No. 144, is required to be reported separately from results of ongoing operations. The reported loss of $0.5 million in the nine months ended September 30, 2005 and income of $2.4 million in the nine months ended September 30, 2004 represent the results of operations for the periods during which we owned the properties that were sold in 2005 and 2004.

Gain on Sale of Real Estate. The gain on sale of real estate was $17.3 million in the nine months ended September 30, 2005 and $9.3 million in the nine months ended September 30, 2004. Each of the properties sold in the nine months ended September 30, 2005 and 2004, resulted in a gain.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets.

We manage our portfolio as two operating regions: East and West. Property management teams consist of regional directors, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following selected key segment data presented is for the nine months ended September 30, 2005 and 2004. The results of operations of properties that have been subsequently sold are excluded from property operating income data in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

	Nine months ended September 30,
(In thousands)	2005	2004
East
Rental income	$230,619	$220,230
Total revenue	$235,456	$225,243
Property operating income	$167,569	$156,807
Property operating income as a percent of total revenue	71.2%	69.6%
Total assets	$1,348,641	$1,300,315
Gross leasable area at end of period (square feet)	14,920	14,383

West
Rental income	$63,882	$58,495
Total revenue	$69,572	$64,886
Property operating income	$44,380	$39,185
Property operating income as a percent of total revenue	63.8%	60.4%
Total assets	$879,588	$894,918
Gross leasable area at end of period (square feet)	2,375	2,408

EAST

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Illinois and Michigan. As of September 30, 2005, the East segment consisted of 70 properties, after taking into account the sale of two properties in the second quarter of 2005 and the sale of one property in the third quarter of 2005.

Total revenue in the East increased $10.2 million to $235.5 million in the nine months ended September 30, 2005 compared to $225.2 million in the nine months ended September 30, 2004. The increase in total revenue of 4.5% is attributable mainly to increases in revenues at redevelopment properties and higher revenues on lease turnover.

The percentage leased for the East region was 95.9% and 94.6% at September 30, 2005 and 2004, respectively. The percentage leased increased between September 30, 2004 and September 30, 2005 due partly to the leasing of centers under redevelopment.

The ratio of property operating income to total revenue for the East region increased to 71.2% for the nine months ended September 30, 2005 from 69.6% for the nine months ended September 30, 2004. The East region’s property operating income margin to total revenue improved in the nine months ended September 30, 2005 compared to the nine month ended September 30, 2004 primarily due to improvements on redevelopments and higher revenues on lease turnover.

WEST

The West region extends from Texas to the West Coast. As of September 30, 2005, the West segment consisted of 33 properties, including Santana Row (but excluding 100 condominium units) and after taking into account the sale of two properties in the first quarter of 2005. The 100 condominium units were previously rental units as to which we began closing sales in the third quarter of 2005.

Total revenue in the West in the nine months ended September 30, 2005 increased $4.7 million to $69.6 million compared to $64.9 million in the nine months ended September 30, 2004. The increase in total revenue of 7.2% is largely attributable to increased rental revenue of $5.4 million, primarily from Westgate Mall, which was acquired at the end of March 2004, and from Santana Row. The increase in rental revenue was partially offset by a decrease in Santana Row fire insurance proceeds of $2.8 million. The insurance proceeds were reported as part of rental income as they relate largely to lost rents on the delayed opening of the residential and retail units and rental concessions to tenants due to the August 2002 fire at Santana Row.

The percentage leased for the West region was 92.7% and 91.8% at September 30, 2005 and September 30, 2004, respectively. The improved leased rate as of September 30, 2005 compared September 30, 2004 is due largely to the leasing of additional space at Santana Row and to higher leased rates at Westgate Mall.

The ratio of property operating income to total revenue for the West region increased to 63.8% for the nine months ended September 30, 2005 from 60.4% for the nine months ended September 30, 2004. The West region’s property operating income margin to total revenue improved in the nine months ended September 30, 2005 over the nine months ended September 30, 2004 due primarily to growth in revenue and reduced expenses at Santana Row and the acquisition of Westgate Mall.

The overall return on investment in the West segment is significantly less than the overall return on investment in the East segment. This is primarily due to the following factors:

•	the generally lower basis in our East segment properties,

•	current occupancy rates at Houston Street in San Antonio, Texas are below our portfolio average, and

•	the phasing into service of Santana Row.

We expect that the returns on investment in the West will continue to rise as these projects come into service, but that they will not necessarily rise to the same level of overall returns that are generated in the East segment.

Comparison of three months ended September 30, 2005 and 2004

(In thousands)	2005	2004	Increase/ (Decrease)	% Change
Rental income	$98,071	$94,374	$3,697	3.9%
Other property income	2,458	3,230	(772)	-23.9%
Mortgage interest income	1,310	1,230	80	6.5%

Total revenues	101,839	98,834	3,005	3.0%

Rental expenses	20,215	22,252	(2,037)	-9.2%
Real estate taxes	10,109	9,873	236	2.4%

Total property expenses	30,324	32,125	(1,801)	-5.6%

Property operating income	71,515	66,709	4,806	7.2%

Other interest income	254	459	(205)	-44.7%
Income from real estate partnership	126	19	107	563.2%
Interest expense	(21,664)	(21,125)	(539)	2.6%
General and administrative expense	(4,957)	(4,673)	(284)	6.1%
Depreciation and amortization	(22,591)	(23,292)	701	-3.0%

Total other expenses, net	(48,832)	(48,612)	(220)	0.5%

Income before minority interest and discontinued operations	22,683	18,097	4,586	25.3%

Minority interests	(1,208)	(936)	(272)	29.1%
(Loss) income from discontinued operations before gain on sale of real estate	(258)	502	(760)	-151.4%
Gain on sale of real estate	9,463	997	8,466	849.1%

Net income	$30,680	$18,660	$12,020	64.4%

PROPERTY REVENUES

Total revenues in the three months ended September 30, 2005 were $101.8 million, which represents an increase of $3.0 million, or 3.0%, over total revenues of $98.8 million in the three months ended September 30, 2004. The following were the primary drivers of this increase:

•	growth of minimum rent from same center revenues as a result of increased rental rates on new leases,

•	the additional revenue contributed by properties acquired, and

•	growth in minimum rents at redevelopment properties and at Santana Row due to increased occupancy.

The percentage leased at our commercial properties increased to 95.5% at September 30, 2005 compared to 94.2% at September 30, 2004 due primarily to new leases signed at existing properties.

Rental Income. Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income in the three months ended September 30, 2005 was $98.1 million compared to $94.4 million in the three months ended September 30, 2004, which represents an increase of $3.7 million, or 3.9%, due largely to the following:

•	on a same center basis, an increase of $3.2 million, or 4.4%, due mainly to increased minimum rents associated with tenant rollovers and redevelopments, offsetting lower maintenance cost recoveries,

•	an increase of approximately $0.8 million due to properties acquired in 2004 and 2005, primarily Assembly Square, and

•	an increase of $0.6 million, or 5.1%, at redevelopment properties due primarily to increased occupancy,

partially offset by

•	a decrease of $0.7 million of income recognized on the Santana Row fire insurance settlement.

Other Property Income. Other property income in the three months ended September 30, 2005 was $2.5 million compared to $3.2 million in the three months ended September 30, 2004, which represents a $0.8 million, or 23.9% decrease. Other property income includes items which, although recurring, are not directly related to property rental or tend to fluctuate more than rental income from period to period, such as lease termination fees and management fee income. This decrease is due primarily from a $0.7 million decrease in lease termination fees.

Mortgage Interest Income. Interest on mortgage notes receivable in the three months ended September 30, 2005 was $1.3 million compared to $1.2 million in the three months ended September 30, 2004. The increase of less than $0.1 million is due primarily to higher principal balances on notes outstanding in the third quarter of 2005.

PROPERTY EXPENSES

Total property operating expenses in the three months ended September 30, 2005 were $30.3 million compared to $32.1 million in the three months ended September 30, 2004, which represents a decrease of $1.8 million, or 5.6%. The decrease in total property expenses is due primarily to lower bad debt expense and fixed asset write-offs, partially offset by higher real estate taxes.

Rental Expenses. Rental expenses decreased $2.0 million, or 9.2%, to $20.2 million in the three months ended September 30, 2005 from $22.3 million in the three months ended September 30, 2004. This decrease was the result of:

•	a decrease of $1.1 million in bad debt expense, and

•	a decrease of $0.7 million due to write-offs of fixed assets and deferred lease costs related to early lease terminations.

As a result of these changes in rental expenses, as well as changes in rental income and other property income during the three months ended September 30, 2005, compared to the three months ended September 30, 2004, rental expense as a percentage of rental income plus other property income decreased from 22.8% in the three months ended September 30, 2004 to 20.1% in the three months ended September 30, 2005.

Real Estate Taxes. Real estate tax expense increased by $0.2 million, or 2.4%, to $10.1 million in the three months ended September 30, 2005 compared to $9.9 million in the three months ended September 30, 2004. The increase in 2005 is due largely to increased taxes related to acquired and developed properties, including Santana Row.

PROPERTY OPERATING INCOME

Property operating income was $71.5 million for the three months ended September 30, 2005, which represents an increase of $4.8 million, or 7.2%, compared to $66.7 million for the three months ended September 30, 2004. Income recognized from fire insurance proceeds attributable to rental income lost at Santana Row due to the August 2002 fire amounted to $0.7 million in the third quarter of 2004 with no income recognized in the third quarter of 2005. Excluding these insurance proceeds, property operating income increased by $5.5 million. This increase is due primarily to:

•	growth in same center earnings,

•	earning attributable to our 2004 and 2005 acquisitions, and

•	growth at redevelopment properties where vacancy has decreased.

Same center property operating income increased by 5.9%, or approximately $3.1 million, in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This increase is primarily due to increased rental income associated with new leases. When redevelopment and expansion properties are included with the same center results, property operating income increased by 5.3% or $3.3 million.

Other

Interest Income. Interest income decreased by $0.2 million, or 44.7%, to $0.3 million in the three months ended September 30, 2005, compared to $0.5 million in the three months ended September 30, 2004. The decrease is due to lower principal balances on notes receivable as a result of an early pay-off of a note receivable in June 2005. The note receivable that was repaid had an outstanding principal amount of $7.5 million.

Interest Expense. Interest expense increased by $0.5 million, or 2.6%, to $21.7 million in the three months ended September 30, 2005 compared to $21.1 million in the three months ended September 30, 2004. This increase is due to higher outstanding balances on our line of credit, which we used to finance acquisitions, and higher interest rates on our variable-rate debt. Gross interest costs in the three months ended September 30, 2005 were $23.5 million compared to $22.4 million in the three months ended September 30, 2004. Capitalized interest amounted to $1.9 million and $1.3 million in the three months ended September 30, 2005 and 2004, respectively.

General and Administrative Expense. General and administrative expenses increased by $0.3 million, or 6.1%, to $5.0 million in the three months ended September 30, 2005 compared to $4.7 million in the three months ended September 30, 2004. This increase resulted primarily from increased costs of payroll and benefits.

Depreciation and Amortization. Expenses attributable to depreciation and amortization decreased by $0.7 million or 3.0%, to $22.6 million in the three months ended September 30, 2005 from $23.3 million in the three months ended September 30, 2004. This decrease is due primarily to a change in estimate which resulted in accelerating depreciation for a redevelopment property in the three months ended September 30, 2004.

Minority Interests. Income to minority partners increased $0.3 million to $1.2 million in the three months ended September 30, 2005 from $0.9 million in the three months ended September 30, 2004. This is the result of increased earnings at properties that we own through partnerships, partly offset by a decrease in the interest held by minority owners in several partnerships.

(Loss) Income from Discontinued Operations before Gain on Sale of Real Estate. (Loss) income from discontinued operations represents the operating (loss) income of properties prior to their disposition which, under SFAS No. 144, are required to be reported separately from results of ongoing operations. The reported loss of $0.3 million in the three months ended September 30, 2005 and income of $0.5 million in the three months ended September 30, 2004 represent the results of operations for the periods during which we owned the properties that were sold in 2005 and 2004.

Gain on Sale of Real Estate. The gain on sale of real estate was $9.5 million in the three months ended September 30, 2005 and $1.0 million in the three months ended September 30, 2004. Each of the properties sold in the three months ended September 30, 2004 and the three months ended September 30, 2005 resulted in a gain.

Segment Results

The following selected key segment data presented is for the three months ended September 30, 2005 and 2004. The results of operations of properties that have been subsequently sold are excluded from property operating income data in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. The measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

	Three months ended September 30,
(In thousands)	2005	2004
East
Rental income	$76,738	$73,452
Total revenue	$78,393	$75,198
Property operating income	$56,120	$51,955
Property operating income as a percent of total revenue	71.6%	69.1%
Total assets	$1,348,641	$1,300,315
Gross leasable area at end of period (square feet)	14,920	14,383

West
Rental income	$21,333	$20,922
Total revenue	$23,446	$23,636
Property operating income	$15,395	$14,754
Property operating income as a percent of total revenue	65.7%	62.4%
Total assets	$879,588	$894,918
Gross leasable area at end of period (square feet)	2,375	2,408

EAST

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Illinois and Michigan. As of September 30, 2005, the East segment consisted of 70 properties after taking into account the sale of two properties in the second quarter of 2005, and the sale of one property in the third quarter.

Total revenue in the East increased $3.2 million to $78.4 million in the three months ended September 30, 2005 compared to $75.2 million in the three months ended September 30, 2004. The increase in total revenue of 4.2% is attributable mainly to increases in revenues at redevelopment properties and higher revenues on lease turnover.

The percentage leased for the East region was 95.9% and 94.6% at September 30, 2005 and 2004, respectively. The percentage leased increased between September 30, 2004 and September 30, 2005 due partly to the leasing of centers under redevelopment.

The ratio of property operating income to total revenue for the East region increased to 71.6% for the three months ended September 30, 2005 from 69.1% for the three months ended September 30, 2004. The East region’s property operating income margin to total revenue improved in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due primarily to improvements on redevelopments and higher revenues on lease turnover.

WEST

The West region extends from Texas to the West Coast. As of September 30, 2005, the West segment consisted of 33 properties, including Santana Row (but excluding 100 condominium units) and after taking into account the sale of two properties in the first quarter of 2005. The 100 condominium units were previously rental units as to which we began closing sales in the third quarter of 2005.

Total revenue in the West in the three months ended September 30, 2005 decreased $0.2 million to $23.4 million compared to $23.6 million in the three months ended September 30, 2004. The decrease in total revenue of 0.8% is largely attributable to a decrease in insurance proceeds of $0.7 million. The insurance proceeds were reported as part of rental income, as they relate largely to lost rents on the delayed opening of the residential and retail units due to the August 2002 fire at Santana Row.

The percentage leased for the West region was 92.7% and 91.8% at September 30, 2005 and September 30, 2004, respectively. The improved leased rate as of September 30, 2005 compared to September 30, 2004 is due largely to the leasing of additional space at Santana Row and to higher leased rates at Westgate Mall.

The ratio of property operating income to total revenue for the West region increased to 65.7% for the three months ended September 30, 2005 from 62.4% for the three months ended September 30, 2004. The West region’s property operating income margin to total revenue improved in the three months ended September 30, 2005 over the three months ended September 30, 2004 due primarily to growth in revenue and reduced expenses at Santana Row and Westgate Mall.

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

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. In a manner consistent with our intention to operate with a conservative capital structure, we may, from time to time, seek to obtain funds by the following means:

•	additional equity offerings,

•	unsecured debt financing and/or mortgage financings, and

•	other debt and equity alternatives, including joint ventures.

Cash and cash equivalents were $16.6 million and $30.5 million at September 30, 2005 and December 31, 2004, respectively.

Summary of Cash Flows

(In thousands)	Nine months ended September 30, 2005
Cash provided by operating activities	$134,345
Cash used in investing activities	(101,193)
Cash used in financing activities	(47,054)

Decrease in cash and cash equivalents	(13,902)
Cash and cash equivalents, beginning of period	30,475

Cash and cash equivalents, end of period	$16,573

The cash provided by operating activities is primarily attributable to the operation of our properties and the change in working capital related to our operations.

We used cash of $101.2 million during the nine months ended September 30, 2005 in investing activities, including the following:

•	$67.5 million for our acquisition of Assembly Square and an adjacent ten-acre retail/industrial complex,

•	capital expenditures of $87.8 million for development and redevelopment of properties including Santana Row,

•	maintenance capital expenditures of approximately $15.2 million, and

•	leasing costs of approximately $5.3 million,

partly offset by

•	$61.3 million in net sale proceeds from the sale of properties, and

•	$13.2 million in net repayment of mortgage and other notes receivable.

For the nine months ended September 30, 2005, our financing activities used $47.1 million of cash, which was composed of:

•	$88.8 million used to pay dividends to common and preferred shareholders,

•	$3.4 million of net payments on mortgages, capital leases and notes payable, and

•	$3.4 million representing dividends paid and redemptions related to operating partnership units,

offset by

•	$41.0 million of net borrowings on our revolving credit facility, and

•	$7.5 million of proceeds from the issuance of common shares and upon the exercise of options.

Off-Balance Sheet Arrangements. Other than items disclosed in the Contractual Commitments Table and related notes below, we have no off-balance sheet arrangements as of September 30, 2005 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of September 30, 2005:

	Commitments Due by Period
(In thousands)	Total	Remainder of 2005	2006-2007	2008-2009	After 2009
Current and long-term debt, principal only	$1,177,281	$40,687	$394,328	$347,705	$394,561
Capital lease obligations, principal only	158,160	302	2,645	3,222	151,991
Operating leases	283,787	1,082	8,799	8,763	265,143
Real estate commitments	127,000	63,000	4,000	—	60,000
Development and redevelopment obligations	87,098	48,111	38,987	—	—
Restaurant joint ventures	195	195	—	—	—
Contractual operating obligations	8,864	1,955	6,038	839	32

Total contractual cash obligations	$1,842,385	$155,332	$454,797	$360,529	$871,727

In addition to the amounts set forth in the table above, the following potential commitments exist:

a)

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between

50% and 100% of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of September 30, 2005, our estimated maximum commitment upon exercise of the put option would range from approximately $30.0 million to $34.0 million.

b)	Under the terms of two other partnerships which own properties in southern California with a cost of approximately $29.0 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash and the purchase price for the other partnership will be paid using our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

c)	Street Retail San Antonio LP, a wholly-owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the zone specified in the Agreement not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. We estimate our obligation under the Agreement to be in the range of $1.6 million to $3.0 million. During the years ended December 31, 2004 and 2003 we funded approximately $0.4 million each year. In anticipation of a shortfall of incremental tax revenues to the City, we have accrued $0.4 million as of September 30, 2005 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $0.7 million currently accrued. We do not anticipate, however, that our obligation would exceed $0.6 million in any year or $3.0 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

d)	Under the terms of various partnerships, which own shopping center properties with a cost of approximately $88.5 million, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. For the nine months ended September 30, 2005 we paid $0.8 million to redeem 15,759 of these operating units and issued 203,140 of our common shares to redeem 203,140 operating units. The 203,140 common shares issued include 190,000 common shares that were issued to a subsidiary in 2004 and sold to a third party in February 2005 to complete a redemption. As of September 30, 2005, a total of 420,426 operating units are outstanding.

e)	In addition to our contractual obligations, we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. In addition, future rental commitments are not reflected as commitments until the underlying leased space has been delivered for use. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row and Assembly Square.

f)	We are the guarantor for the “non-recourse carve outs” under mortgage notes totaling $36.7 million that are secured by three properties owned by subsidiaries of our unconsolidated joint venture with affiliates of Clarion Lion Properties Fund, a discretionary fund created and advised by ING Clarion Partners. We are not guaranteeing the debt itself. The joint venture indemnifies us for any loss we incur under these guarantees.

g)	We have estimated certain costs that we may be required to pay in the future as a result of selling certain properties during 2005. As of September 30, 2005, our recorded reserve for these costs is approximately $1.4 million.

Debt Financing Arrangements

As of September 30, 2005, we had total debt outstanding of $1.3 billion.

The following is a summary of our total debt outstanding as of September 30, 2005:

(Dollars in thousands)	Original Debt Issued	Principal Balance as of September 30, 2005	Interest Rate as of September 30, 2005	Maturity Date
Description of Debt
Mortgage Loans (1)
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,900	6.510%	October 1, 2008
164 E. Houston Street	345	156	7.500%	October 6, 2008
Mercer Mall	Acquired	4,593	8.375%	April 1, 2009
Federal Plaza	36,500	34,786	6.750%	June 1, 2011
Tysons Station	7,000	6,538	7.400%	September 1, 2011
Barracks Road	44,300	43,330	7.950%	November 1, 2015
Hauppauge	16,700	16,335	7.950%	November 1, 2015
Lawrence Park	31,400	30,713	7.950%	November 1, 2015
Wildwood	27,600	26,996	7.950%	November 1, 2015
Wynnewood	32,000	31,300	7.950%	November 1, 2015
Brick Plaza	33,000	32,210	7.415%	November 1, 2015
Mount Vernon (2)	13,250	12,626	5.660%	April 15, 2028

Total Mortgage Loans		249,483

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	1,853	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Revolving credit facilities (3)	300,000	96,000	LIBOR + 0.75%	October 8, 2006
Term note with banks	100,000	100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks (4)	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Escondido (Municipal Bonds) (5)	9,400	9,400	2.45%	October 1, 2016

Total Notes Payable		357,298

Senior Notes and Debentures
Unsecured Fixed Rate
6.625% Notes	40,000	40,000	6.625%	December 1, 2005
6.99% Medium Term Notes (6)	40,500	40,500	6.894%	March 10, 2006
6.125% Notes (7)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
7.48% Debentures (8)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (9)	40,000	40,000	6.820%	August 1, 2027

Subtotal		570,500
Unamortized Discount		(1,954)

Total Senior Notes and Debentures		568,546
Capital Lease Obligations
Various		158,160	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,333,487

1)	Mortgage loans do not include our 30% share ($14.2 million) of the $47.2 million debt of the partnership with Clarion Lion Properties Fund.
2)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

3)	The revolving credit facility offers a one-year extension option. The maximum amount drawn under the facility during the first nine months of 2005 was $190 million. The weighted average effective interest rate, including the amortization of deferred financing fees, on borrowings under the facility was 3.73% and 3.54% for the three and nine months ended September 30, 2005, respectively.
4)	This loan bears interest at LIBOR plus 95 basis points. In January 2004, we purchased interest rate swaps or hedges on this note, which fixed the LIBOR portion of the interest rate at 2.401% through October 2006, resulting in an effective interest rate, assuming no change to our debt rating, of 3.351% through October 2006.
5)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average effective interest rate, including the amortization of deferred financing fees, was 3.65% for the three months ended September 30, 2005. The property is not encumbered by a lien.
6)	We purchased interest rate swaps at issuance (in 1998), thereby reducing the effective interest rate from 6.99% to 6.894%.
7)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.
8)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.
9)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2005, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of September 30, 2005 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

(In thousands)	Secured	Capital Lease	Unsecured		Total
Remainder of 2005	$644	$302	$40,043		$40,989
2006	3,581	1,271	236,685	(1)	241,537	(1)
2007	3,858	1,374	150,204		155,436
2008	13,633	1,511	150,226		165,370
2009	8,551	1,711	175,295		185,557
2010 and thereafter (2)	219,216	151,991	175,345		546,552

	$249,483	$158,160	$927,798		$1,335,441	(3)

Our organizational documents do not limit the level or amount of debt that we may incur.

1)	Includes $96 million outstanding under our revolving credit facility.
2)	Includes $12.6 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013 and $90 million of unsecured debt that may be called by the holders beginning August 1, 2007 as to $40 million thereof and beginning August 15, 2008 as to $50 million thereof.
3)	The total scheduled principal installments and amounts due at maturity differs from the total of debt and capital lease obligations reported in the Trust’s consolidated balance sheet at September 30, 2005 due to the unamortized discount recorded for GAAP purposes on certain senior notes and debentures.

Interest Rate Hedging

We enter into derivative contracts, which qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” in order to manage interest rate risk. Derivatives are not purchased for speculation. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio. As of September 30, 2005, the Company had three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.”

In January 2004, to hedge our exposure to interest rate fluctuations on our $150 million, five-year term loan issued in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. Upon entering into the swap, the interest rate was fixed, assuming no change to our debt rating, at 3.351% on notional amounts totaling $150 million through October 2006. On the January 2004 hedge, we are exposed to credit loss in the event of non-performance by the counterparty to the interest rate protection agreement should interest rates exceed the cap. However, management does not anticipate non-performance by the counterparty. The counterparty has a long-term debt rating of “A-” by Standard and Poor’s Ratings Service and “A2” by Moody’s Investors Service as of September 30, 2005. Although our swap is not exchange traded, there are a number of financial institutions which enter into these types of transactions as part of their day-to-day activities. The swap has been documented as a cash flow hedge and designated as effective at inception of the swap contract. Consequently, the unrealized gain or loss upon measuring the swap at its fair value is recorded as a component of other comprehensive income within shareholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the nine months ended September 30,		For the three months ended September 30
(In thousands, except per share data)	2005	2004	2005	2004
Net income	$79,484	$62,238	$30,680	$18,660
Gain on sale of real estate	(17,347)	(9,331)	(9,463)	(997)
Depreciation and amortization of real estate assets	61,760	61,145	20,506	21,376
Amortization of initial direct costs of leases	5,195	5,170	1,768	1,882
Depreciation of real estate partnership assets	471	50	157	50

Funds from operations	129,563	119,272	43,648	40,971

Dividends on preferred stock	(8,607)	(8,607)	(2,869)	(2,869)
Income attributable to operating partnership units	573	1,032	215	242

Funds from operations available for common shareholders	$121,529	$111,697	$40,994	$38,344

Weighted average number of common shares, diluted	53,405	52,074	53,559	52,934

Funds from operations available for common shareholders, per diluted share	$2.28	$2.14	$0.77	$0.72

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

Interest Rate Risk

The following discusses the effect of hypothetical changes in market rates of interest on interest expense for our variable rate debt and on the fair value of our total outstanding debt, including our fixed-rate debt. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not purport to take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management likely would take to reduce our exposure to the change. This analysis assumes no change in our financial structure.

Fixed Interest Rate Debt. The majority of our outstanding debt obligations (maturing at various times through 2028 or through 2077 and including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments, however. At September 30, 2005 we had $1.1 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at September 30, 2005 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $36.2 million. If interest rates on our fixed-rate debt instruments at September 30, 2005 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $43.3 million.

Variable Interest Rate Debt. We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2005, we had $205.4 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $2.1 million, and our net income and cash flows for the year would decrease by approximately $2.1 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $2.1 million, and our net income and cash flows for the year would increase by approximately $2.1 million.

Interest Rate Hedging

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. We use derivative financial instruments to convert a portion of our variable rate debt to fixed rate debt and to manage our fixed to variable rate debt ratio.

Cash Flow Hedging. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the payment of fixed rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. During the quarter ended September 30, 2005, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt. As of September 30, 2005, the Company had entered into three cash flow hedge agreements, which are accounted for in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133.”

Hedging of Unsecured Notes. The three cash flow hedge agreements referred to above served to hedge certain unsecured notes. In January 2004, to hedge our exposure to interest rate fluctuations on our $150 million five-year term loan issued in October 2003, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 0.95%) on notional amounts totaling $150 million. A more detailed description of this derivative financial instrument is contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources - Interest Rate Hedging.”

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

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Assessment. We carried out an assessment as of September 30, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

Principal Executive Officer and Principal Financial Officer Certifications. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are forms of “Certification” of our principal executive officer and our principal financial officer. These forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of this Quarterly Report on Form 10-Q that you currently are reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during our third fiscal quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003 and May 5, 2004 (previously filed as Exhibit 3.2 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November, 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description
10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.10	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.11	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) (the “2002 2Q Form 10-Q”) and incorporated herein by reference)

Exhibit No.	Description
10.18	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.20	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.22	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10Q for the quarter ended September 30, 2002 (File No. 1-075330 (the “2002 3Q Form 10-Q”) and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the 2002 3Q Form 10-Q and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.25	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	Severance Agreement between the Trust and Dawn Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10Q and incorporated herein by reference)

10.27	Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL REALTY INVESTMENT TRUST

/s/ DONALD C. WOOD
October 31, 2005	Donald C. Wood, President, Chief Executive Officer and Trustee (Principal Executive Officer)

/s/ LARRY E. FINGER
October 31, 2005	Larry E. Finger, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003 and May 5, 2004 (previously filed as Exhibit 3.2 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November, 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 is incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 is incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description
10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.10	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.11	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	Amendment to Restricted Share Award Agreement dated December 8, 2000 the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) (the “2002 2Q Form 10-Q”) and incorporated herein by reference)

Exhibit No.	Description
10.18	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.20	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.22	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10Q for the quarter ended September 30, 2002 (File No. 1-075330 (the “2002 3Q Form 10-Q”) and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the 2002 3Q Form 10-Q and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.25	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	Severance Agreement between the Trust and Dawn Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10Q and incorporated herein by reference)

10.27	Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)