Form 10-K
period 2005-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2006-03-03
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☑    Accelerated Filer ☐    Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 30, 2005 was $3.1 billion.

The number of Registrant’s common shares outstanding on March 27, 2006 was 53,012,350.

FEDERAL REALTY INVESTMENT TRUST ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for Registrants 2006 annual meeting of shareholders to be held in May 2006 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS

References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.

General

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. As of December 31, 2005, we owned or had a majority interest in 103 community and neighborhood shopping centers and mixed-use properties comprising approximately 17.6 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as in California, and one apartment complex in Maryland. In total, the 103 commercial properties were 96.3% leased at December 31, 2005. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of December 31, 2005. In total, the joint venture properties in which we own an interest were 97.4% leased at December 31, 2005. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 38 consecutive years. Revenue, profit, total assets and other financial information of each reportable segment are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements contained in “Item 8 Financial Statements and Supplementary Data” of this Form 10-K.

We were founded in 1962 as a real estate investment trust under the laws of the District of Columbia and reformed as a real estate investment trust in the state of Maryland in 1999. Our principal executive offices are located at 1626 East Jefferson Street, Rockville, Maryland 20852 and our telephone number is (301) 998-8100. Our Web site address is www.federalrealty.com. The information contained on our Web site is not a part of this report.

Business Objectives and Strategies

Our primary business objective is to own, manage, acquire and redevelop a portfolio of quality retail properties, with the dominant property type being grocery anchored community and neighborhood shopping centers, that will:

•	generate higher internal growth than our peers;

•	protect investor capital;

•	provide increasing cash flow for distributions to shareholders; and

•	provide potential for capital appreciation.

Our traditional focus has been and remains on grocery anchored community and neighborhood shopping centers. Late in 1994, recognizing a trend of increased consumer acceptance of retailer expansion to main streets, we expanded our investment strategy to include “street retail” and “mixed-use” properties. The mixed-use properties are typically centered around a retail component but also include office, residential and/or hotel components.

Operating Strategies

Our core operating strategy is to actively manage our properties to maximize rents and maintain high occupancy levels by attracting and retaining a strong and diverse base of tenants and replacing weaker, underperforming tenants with stronger ones. Our properties are generally located in some of the most densely populated and affluent areas of the country. In addition, because of the in-fill nature of our locations, our properties generally face less competition per capita than properties owned by our peers. These strong demographics help our tenants generate higher sales, which has enabled us to maintain high occupancy rates, charge higher rental rates, and maintain steady rent growth, all of which increase the value of our portfolio. Our operating strategies also include:

•	maintaining a diversified tenant base, thereby limiting exposure to any one tenant’s financial difficulties;

•	monitoring the merchandising mix of our tenant base to achieve a balance of strong national and regional tenants with local specialty tenants;

•	minimizing overhead and operating costs;

•	monitoring the physical appearance of our properties and the construction quality, condition and design of the buildings and other improvements located on our properties to maximize our ability to generate higher rents and occupancy rates;

•	developing local and regional market expertise in order to capitalize on market and retailing trends;

•	leveraging the contacts and experience of our management team to build and maintain long-term relationships with tenants, investors and financing sources;

•	increasing rental rates through the renewal of expiring leases or the leasing of space to new tenants at higher rental rates while limiting vacancy and down-time; and

•	providing exceptional customer service.

Investing Strategies

Our investment strategy is to deploy capital at risk-adjusted rates of return that exceed our weighted average cost of capital in projects that have potential for future income growth.

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

Financing Strategies

Our financing strategy is designed to enable us to maintain a strong balance sheet while retaining sufficient flexibility to fund our operating and investing activities in the most cost-efficient way possible. Our financing strategy includes:

•	maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;

•	managing our exposure to variable-rate debt;

•	taking advantage of market opportunities to refinance existing debt, reduce interest costs and manage our debt maturity schedule;

•	selling properties that have limited growth potential or are not a strategic fit within our overall portfolio and redeploying the proceeds to redevelop, renovate, retenant and/or expand our existing properties, acquire new properties or reduce debt; and

•	utilizing the most advantageous long-term source of capital available to us to finance redevelopment and acquisition opportunities, which may include:

•	the sale of our equity or debt securities through public offerings or private placements,

•	the incurrence of indebtedness through secured or unsecured borrowings,

•	the issuance of operating units in a new or existing “downREIT partnership” that is controlled and consolidated by us (generally operating units in a “downREIT” partnership are issued in exchange for a tax deferred contribution of property and these units receive the same distributions as our common shares and the holders have the right to exchange their units for cash or the same number of our common shares, at our option), or

•	the use of joint venture arrangements.

Employees

At December 31, 2005, we had 278 full-time employees and 116 part-time employees. None of the employees is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Tax Status

We elected to be taxed as a real estate investment trust for federal income tax purposes beginning with our taxable year ended December 31, 1962. As a REIT, we are generally not subject to federal income tax on REIT taxable income that we distribute to our shareholders. Under the internal revenue Code of 1986, as amended, which we refer to as the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income (excluding net capital gain) each year. We will be subject to federal income tax on our taxable income (including any applicable alternative minimum tax) at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed REIT taxable income.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row beginning in August 2005 are being conducted through a TRS. As a result of these condominium sales, our TRS incurred approximately $3.5 million of income taxes in 2005. Prior to 2005, our TRS activities were limited and they did not incur any significant income taxes.

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

The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Under certain environmental laws, principally CERCLA, we, as the owner or operator of properties currently or previously owned, may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. We may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs incurred in connection with the contamination, whether or not we knew of, or were responsible for, the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral.

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

Competition

Numerous commercial developers and real estate companies compete with us with respect to the leasing and the acquisition of properties. Some of these competitors may possess greater capital resources than we do, although we do not believe that any single competitor or group of competitors in any of the primary markets where our properties are located are dominant in that market. This competition may:

•	reduce the number of properties available for acquisition;

•	increase the cost of properties available for acquisition;

•	interfere with our ability to attract and retain tenants, leading to increased vacancy rates and/or reduced rents, and

•	adversely affect our ability to minimize expenses of operation.

Retailers at our properties also face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods and services, such as direct mail, electronic commerce and telemarketing. This competition could contribute to lease defaults and insolvency of tenants.

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

You may obtain a printed copy of any of the foregoing materials from us by writing to us at Investor Relations, Federal Realty Investment Trust, 1626 East Jefferson Street, Rockville, Maryland 20852.

ITEM 1A.     RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Also, documents that we “incorporate by reference” into this Annual Report on Form 10-K, including documents that we subsequently file with the Securities and Exchange Commission, which we refer to as the SEC, will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the below risk factors describe forward-looking information. The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Many things can happen that can cause actual results to be different from those we describe. These factors include, but are not limited to the following:

Revenue from our properties may be reduced or limited if the retail operations of our tenants are not successful.

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and for reimbursement of real estate taxes and expenses of operating the property. The amount of rent and expense reimbursements we receive from our tenants generally will depend in part on the success of our tenants’ retail operations, making us vulnerable to general economic downturns and other conditions affecting the retail industry. Any reduction in our tenants’ ability to pay base rent, percentage rent or other charges, including the filing by any of our tenants for bankruptcy protection, may adversely affect our financial condition and results of operations.

Our net income depends on the success and continued presence of our “anchor” tenants.

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant amounts of customers to a property. The closing of one or more anchor stores prior to the expiration of the lease for that store, or the termination of a lease by one or more of a property’s anchor tenants, could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

We may experience difficulty or delay in renewing leases or re-leasing space.

We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, whether by their terms, as a result of a tenant bankruptcy or otherwise, leases for space in our properties may not be renewed, space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms. As a result, our results of operations and our net income could be reduced.

The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.

We have a substantial amount of debt. As of December 31, 2005, we had approximately $1.4 billion of debt outstanding. Of that outstanding debt, approximately $271 million was secured by 13 of our properties and approximately $149 million represented capital lease obligations on 11 of our properties. In addition, we own a 30% interest in a joint venture that had $47.2 million of debt secured by four properties as of December 31, 2005. In total, approximately $1.2 billion of our debt as of December 31, 2005, which includes all of our property secured debt (including the property secured debt of the joint venture) and our capital lease obligations, is fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. We do not have a policy limiting the ratio of our debt to total capitalization or assets. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions, redevelopments and other appropriate business opportunities that may arise in the future;

•	limit our ability to make distributions on our outstanding common shares and preferred shares;

•	make it difficult to satisfy our debt service requirements;

•	require us to dedicate increased amounts of our cash flow from operations to payments on our variable rate, unhedged debt if interest rates rise;

•	limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business;

•	limit our ability to obtain any additional debt or equity financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, redevelopment or other general corporate purposes or to obtain such financing on favorable terms; and

•	limit our flexibility in conducting our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. There can be no assurance that our business will continue to generate sufficient cash flow from operations in the future to service our debt or meet our other cash needs. If we are unable to generate this cash flow from our business, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing to meet our debt obligations and other cash needs, including the payment of dividends required to maintain our status as a real estate investment trust. We cannot assure you that any such refinancing, sale of assets or additional financing would be possible on terms that we would find acceptable.

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate payment under our debt.

Our credit facility and term loans include financial covenants that may limit our operating activities in the future. We are also required to comply with additional covenants that include, among other things, provisions:

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

As of December 31, 2005, we were in compliance with all of our other financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Our development activities are inherently risky.

General. The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. We generally do not intend to undertake construction of any new large-scale mixed-use, ground-up development projects; however, we do intend to complete the development and construction of remaining phases of projects we already have started, such as Bethesda Row in Bethesda, Maryland and Santana Row in San Jose, California, and may undertake development of other projects if it is justifiable on a risk-adjusted basis. If additional phases of any of our existing projects or if any new projects are not successful, it may adversely affect our financial condition and results of operations.

In addition to the risks associated with real estate investment in general as described elsewhere, the risks associated with our remaining development activities include:

•	significant time lag between commencement and completion subjects us to greater risks due to fluctuation in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher-than-estimated construction costs, including labor and material costs; and

•	possible delay in completion of the project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or acts of God (such as fires, earthquakes or floods).

Santana Row. Santana Row is our largest single investment, and if it is not successful it could have a material adverse effect on our financial condition and results of operations. As of December 31, 2005, we had more than $450 million (net of fire insurance proceeds from the 2002 fire at Santana Row) invested at Santana Row. That amount includes the costs associated with the construction of 256 residential units currently under development. We continue to develop a master plan for the remaining parcels at Santana Row.

The success of Santana Row will depend on many factors which cannot be assured and are not entirely within our control. These factors include, among others, the demand for retail and residential space, the cost of operations, including utilities and insurance, the availability and cost of capital and the general economy, particularly in and around the Silicon Valley. In addition, our financial condition and results of operations may be adversely affected by delays or cost overruns in completing future phases of Santana Row, by an inability to achieve the market rents that were projected when the project was commenced, or by slower than projected lease-up of the project.

Of the residential units at Santana Row, 219 have either been sold or currently are classified as held for sale. Our costs of operating the project could increase as a result of the sale of these units, which would reduce our net income from the project. In addition, the condominium associations governing those units have some rights to vote on budgets for Santana Row and some ability to impact the manner in which the project is operated which could adversely impact the success of the project or reduce our net income.

Redevelopments and acquisitions may fail to perform as expected.

Our investment strategy is focused on the redevelopment and acquisition of community and neighborhood shopping centers that are anchored by grocery stores, drugstores or high volume, value-oriented retailers that provide consumer necessities. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

•	our estimate of the costs to improve, reposition or redevelop a property may prove to be too low, or the time we estimate to complete the improvement, repositioning or redevelopment may be too short. As a result, the property may fail to achieve the returns we have projected, either temporarily or for a longer time;

•	we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;

•	we may not be able to integrate any acquisitions into our existing operations successfully;

•	properties we redevelop or acquire may fail to achieve within the time frames we project the occupancy or rental rates we project at the time we make the decision to invest, which may result in the properties’ failure to achieve the returns we projected;

•	our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs; and

•	our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller of such building or property, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition cost.

Our ability to grow will be limited if we cannot obtain additional capital.

Our growth strategy is focused on the redevelopment of properties we already own and the acquisition of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are required to distribute to our shareholders at least 90% of our REIT taxable income (excluding net capital gains) each year to continue to qualify as a real estate investment trust, or REIT, for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. Equity capital could include our common shares or preferred shares. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt and preferred shares.

Of our approximately $1.4 billion of debt outstanding as of December 31, 2005, approximately $165 million bears interest at variable rates and was unhedged. We also may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase our interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. Although we have in the past and may in the future enter into hedging arrangements or other transactions as to a portion of our variable rate debt to limit our exposure to rising interest rates, the amounts we are required to pay under the variable rate debt to which the hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost of issuing additional debt securities or preferred shares.

Our performance and value are subject to general risks associated with the real estate industry.

Our economic performance and the value of our real estate assets, and, consequently, the value of our investments, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. As a real estate company, we are susceptible to the following real estate industry risks:

•	economic downturns in the areas where our properties are located;

•	adverse changes in local real estate market conditions, such as an oversupply or reduction in demand;

•	changes in tenant preferences that reduce the attractiveness of our properties to tenants;

•	zoning or regulatory restrictions;

•	decreases in market rental rates;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	costs associated with the need to periodically repair, renovate and re-lease space; and

•	increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when circumstances such as market factors and competition cause a reduction in revenues from one or more properties, although real estate taxes typically do not increase upon a reduction in such revenues.

Many real estate costs are fixed, even if income from our properties decreases.

Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent our properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire or develop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such new properties until they are fully leased.

Competition may limit our ability to purchase new properties and generate sufficient income from tenants.

Numerous commercial developers and real estate companies compete with us in seeking tenants for our existing properties and properties for acquisition. This competition may:

•	reduce properties available for acquisition;

•	increase the cost of properties available for acquisition;

•	reduce rents payable to us;

•	interfere with our ability to attract and retain tenants;

•	lead to increased vacancy rates at our properties; and

•	adversely affect our ability to minimize expenses of operation.

Retailers at our properties also face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail, internet marketing and telemarketing. This competition could contribute to lease defaults and insolvency of tenants. If we are unable to continue to attract appropriate retail tenants to our properties, or to purchase new properties in our geographic markets, it could materially affect our ability to generate net income, service our debt and make distributions to our shareholders.

We may be unable to sell properties when appropriate because real estate investments are illiquid.

Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our shareholders.

Our insurance coverage on our properties may be inadequate.

We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, rental loss and acts of terrorism. We also currently carry earthquake insurance on all of our properties in California and environmental insurance on most of our properties. All of these policies contain coverage limitations. We believe these coverages are of the types and amounts customarily obtained for or by an owner of similar types of real property assets located in the areas where our properties are located. We intend to obtain similar insurance coverage on subsequently acquired properties.

The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could disrupt seriously our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our shareholders.

We may have limited flexibility in dealing with our jointly owned investments.

Our organizational documents do not limit the amount of funds that we may invest in properties and assets jointly with other persons or entities and as of February 28, 2006, excluding our joint venture with Clarion Lion Properties Fund, we hold eight shopping centers and five urban retail and mixed-use properties jointly with other persons. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, and that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives. Although we hold the managing general partnership or membership interest in all of our existing co-investments as of February 28, 2006, we must obtain the consent of the co-investor or meet defined criteria to sell or to finance five of these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.

In addition, on July 1, 2004, we entered into a new joint venture with affiliates of Clarion Lion Properties Fund for purposes of acquiring properties. Although we are the managing general partner of that entity, we have only a 30% ownership interest in that entity. Our partner’s consent is required to take certain actions with respect to the properties acquired by the venture, and as a result, we may not be able to take actions that we believe are necessary or desirable to protect or increase the value of the property or the property’s income stream. Pursuant to the terms of our partnership, we must obtain our partner’s consent to do the following:

•	enter into new anchor tenant leases, modify existing anchor tenant leases or enforce remedies against anchor tenants;

•	make certain repairs, renovations or other changes or improvements to properties; and

•	sell or finance the property with secured debt.

The terms of our partnership require that certain acquisition opportunities be presented first to the joint venture, which limits our ability to acquire properties for our own account which could, in turn, limit our ability to grow. Our investment in this joint venture is also subject to the risks described above for jointly owned investments. As of December 31, 2005, this joint venture owned four properties.

Environmental laws and regulations could reduce the value or profitability of our properties.

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to hazardous materials, environmental protection and human health and safety. Under various federal, state and local laws, ordinances and regulations, we and our tenants may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we or our tenants knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure properly to remediate contamination at any of our properties may adversely affect our ability to sell or lease those properties or to borrow funds by using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. We are not aware of any environmental condition with respect to any of our properties that management believes would have a material adverse effect on our business, assets or results of operations taken as a whole. The uses of any of our properties prior to our acquisition of the property and the building materials used at the property are among the property-specific factors that will affect how the environmental laws are applied to our properties. If we are subject to any material environmental liabilities, the liabilities could adversely affect our results of operations and our ability to meet our obligations.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on the properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental problems. Our tenants, like many of their competitors, have incurred, and will continue to incur, capital and operating expenditures and other costs associated with complying with these laws and regulations, which will adversely affect their potential profitability.

Generally, our tenants must comply with environmental laws and meet remediation requirements. Our leases typically impose obligations on our tenants to indemnify us from any compliance costs we may incur as a result of the environmental conditions on the property caused by the tenant. If a lease does not require compliance or if a tenant fails to or cannot comply, we could be forced to pay these costs. If not addressed, environmental conditions could impair our ability to sell or re-lease the affected properties in the future or result in lower sales prices or rent payments.

The Americans with Disabilities Act of 1990 could require us to take remedial steps with respect to existing or newly acquired properties.

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990. Investigation of a property may reveal non-compliance with this Act. The requirements of this Act, or of other federal, state or local laws, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with this Act may require expensive changes to the properties.

The revenues generated by our tenants could be negatively affected by various federal, state and local laws to which they are subject.

We and our tenants are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and state and local fire, life-safety and similar requirements that affect the use of the properties. The leases typically require that each tenant comply with all regulations. Failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties. Non-compliance of this sort could reduce our revenues from a tenant, could require us to pay penalties or fines relating to any non-compliance, and could adversely affect our ability to sell or lease a property.

Failure to qualify as a REIT for federal income tax purposes would cause us to be taxed as a corporation, which would substantially reduce funds available for payment of distributions.

We believe that we are organized and qualified as a REIT for federal income tax purposes and currently intend to operate in a manner that will allow us to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). However, we cannot assure you that we will remain qualified as such in the future.

Qualification as a REIT involves the application of highly technical and complex Code provisions and applicable income tax regulations that have been issued under the Code. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying rents and other income. Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. Also, we must make annual distributions to shareholders of at least 90% of our REIT taxable income (excluding net capital gains). In addition, new legislation, new regulations, new administrative interpretations or new court decisions may significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT:

•	we would not be allowed a deduction for distributions to shareholders in computing taxable income;

•	we would be subject to federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax;

•	unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified;

•	we could be required to pay significant income taxes, which would substantially reduce the funds available for investment or for distribution to our shareholders for each year in which we failed or were not permitted to qualify; and

•	we would no longer be required by law to make any distributions to our shareholders.

We may be required to incur additional debt to qualify as a REIT.

As a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income (excluding net capital gains). We are subject to income tax on amounts of undistributed REIT taxable income and net capital gain. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years.

We intend to make distributions to shareholders to comply with the Code’s distribution provisions and to avoid federal income and excise tax. We may need to borrow funds to meet our distribution requirements because:

•	our income may not be matched by our related expenses at the time the income is considered received for purposes of determining taxable income; and

•	non-deductible capital expenditures, creation of reserves, or debt service requirements may reduce available cash but not taxable income.

In these circumstances, we might have to borrow funds on unfavorable terms and we may have to borrow funds even if our management believes the market conditions make borrowing financially unattractive.

To maintain our status as a REIT, we limit the amount of shares any one shareholder can own.

The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our declaration of trust prohibits any one shareholder from owning (actually or constructively) more than 9.8% in value of the outstanding common shares or of any class or series of outstanding preferred shares. The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 9.8% in value of the outstanding common shares and/or a class or series of preferred shares (or the acquisition of an interest in an entity that owns common shares or preferred shares) by an individual or entity could cause that individual or entity (or another) to own constructively more than 9.8% in value of the outstanding stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 9.8% ownership limit.

The Board of Trustees may waive these restrictions on a case-by-case basis. In addition, the Board of Trustees and two-thirds of our shareholders eligible to vote at a shareholder meeting may remove these restrictions if they determine it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. The 9.8% ownership restrictions may delay, defer or prevent a transaction or a change of our control that might involve a premium price for the common shares or otherwise be in the shareholders’ best interest.

We cannot assure you we will continue to pay dividends at historical rates.

Our ability to continue to pay dividends on our common shares at historical rates or to increase our common share dividend rate, and our ability to pay preferred share dividends and service our debt securities, will depend on a number of factors, including, among others, the following:

•	our financial condition and results of future operations;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

If we do not maintain or increase the dividend rate on our common shares, it could have an adverse effect on the market price of our common shares and other securities. Any preferred shares we may offer in the future may have a fixed dividend rate that would not increase with any increases in the dividend rate of our common shares. Conversely, payment of dividends on our common shares may be subject to payment in full of the dividends on any preferred shares and payment of interest on any debt securities we may offer.

Certain tax and anti-takeover provisions of our declaration of trust and bylaws may inhibit a change of our control.

Certain provisions contained in our declaration of trust and bylaws and the Maryland General Corporation Law, as applicable to Maryland REITs, may discourage a third party from making a tender offer or acquisition proposal to us. If this were to happen, it could delay, deter or prevent a change in control or the removal of existing management. These provisions also may delay or prevent the shareholders from receiving a premium for their common shares over then-prevailing market prices. These provisions include:

•	the REIT ownership limit described above;

•	authorization of the issuance of our preferred shares with powers, preferences or rights to be determined by the Board of Trustees;

•	a staggered, fixed-size Board of Trustees consisting of three classes of trustees;

•	special meetings of our shareholders may be called only by the chairman of the board, the chief executive officer, the president, by one-third of the trustees or by shareholders possessing no less than 25% of all the votes entitled to be cast at the meeting;

•	the Board of Trustees, without a shareholder vote, can classify or reclassify unissued shares of beneficial interest, including the reclassification of common shares into preferred shares and vice-versa;

•	a two-thirds shareholder vote is required to approve some amendments to the declaration of trust;

•	advance-notice requirements for proposals to be presented at shareholder meetings; and

•	a shareholder rights plan that provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us a number of common shares equal in value to two times the purchase price, which initially will be equal to $65 per share, subject to certain adjustments.

In addition, if we elect to be governed by it in the future, the Maryland control share acquisition law could delay or prevent a change in control. Under Maryland law, unless a REIT elects not to be subject to this law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by shareholders by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer and by officers or trustees who are employees of the REIT. “Control shares” are voting shares that would entitle the acquirer to exercise voting power in electing trustees within specified ranges of voting power. A “control share acquisition” means the acquisition of control shares, with some exceptions.

Our bylaws state that the Maryland control share acquisition law will not apply to any acquisition by any person of our common shares. This bylaw provision may be repealed, in whole or in part, at any time, whether before or after an acquisition of control shares, by a vote of a majority of the shareholders entitled to vote, and, upon such repeal, may, to the extent provided by any successor bylaw, apply to any prior or subsequent control share acquisition.

We may amend or revise our business policies without your approval, and we have adopted a business plan that involves changes in our operational policies.

Our Board of Trustees may amend or revise our operating policies without shareholder approval. Our investment, financing and borrowing policies and policies with respect to all other activities, such as growth, debt, capitalization and operations, are determined by the Board of Trustees. The Board of Trustees may amend or revise these policies at any time and from time to time at its discretion. A change in these policies could adversely affect our financial condition and results of operations, and the market price of our securities.

The current business plan adopted by our Board of Trustees focuses on our investment in neighborhood and community shopping centers, principally through redevelopments and acquisitions. If this business plan is not successful, it could have a material adverse effect on our financial condition and results of operations.

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Annual Report on Form 10-K. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the above risks and the risk factors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

General

As of December 31, 2005, we owned or had a majority ownership interest in 103 community and neighborhood shopping centers and retail mixed-used properties comprising approximately 17.6 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as California. In addition we own one apartment complex in Maryland. No single property accounted for over 10% of our 2005 total revenue or net income. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

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

Tenant Diversification

As of December 31, 2005, we had approximately 2,200 leases, ranging from sole proprietors to major national retailers. No one tenant or affiliated group of tenants accounted for more than 2.5% of our annualized base rent as of December 31, 2005. As a result of our tenant diversification, we believe our exposure to any recent and future bankruptcy filing in the retail sector has not been and will not be significant.

Geographic Diversification

Our 104 properties are located in 12 states and the District of Columbia. The following table shows, by region and state within the region, the number of properties, the gross leasable area and the percentage of total portfolio gross leasable area in each state as of December 31, 2005.

Region and State	Number of Properties	Gross Leasable Area	Percentage of Gross Leasable Area
		(In square feet)
East region
Virginia	16	3,266,000	18.6%
Maryland	12	2,986,000	17.0%
New Jersey	10	2,677,000	15.3%
Pennsylvania	10	2,279,000	13.0%
Massachusetts	4	1,113,000	6.3%
New York	7	1,001,000	5.7%
Illinois	4	756,000	4.3%
Connecticut	3	319,000	1.8%
Michigan	1	217,000	1.2%
District of Columbia	2	170,000	1.0%
North Carolina	1	157,000	0.9%

Total East region	70	14,941,000	85.1%

West region
California	25	2,439,000	13.9%
Texas	9	171,000	1.0%

Total West region	34	2,610,000	14.9%

Total all regions	104	17,551,000	100.0%

Leases, Lease Terms and Lease Expirations

Our leases are classified as operating leases and typically are structured to require the monthly payment of minimum rents in advance, subject to periodic increases during the term of the lease, percentage rents based on the level of sales achieved by tenants, and reimbursement of a majority of on-site operating expenses and real estate taxes. These features in our leases reduce our exposure to higher costs caused by inflation and allow us to participate in improved tenant sales.

Commercial property leases generally range from 3 to 10 years; however, certain leases with anchor tenants may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2005, represented approximately 1.9% of total revenues.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2005 for (i) each of the 10 years beginning with 2006 and (ii) after 2015 in the aggregate, in both cases, assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2005.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2006	815,000	5%	$17,413,000	5.6%
2007	1,887,000	11%	33,029,000	10.7%
2008	1,821,000	11%	31,900,000	10.3%
2009	2,118,000	13%	39,637,000	12.8%
2010	1,564,000	9%	30,931,000	10.0%
2011	1,304,000	8%	29,560,000	9.6%
2012	1,096,000	7%	21,181,000	6.8%
2013	891,000	5%	17,998,000	5.8%
2014	926,000	6%	21,426,000	6.9%
2015	847,000	5%	16,623,000	5.4%
Thereafter	3,344,000	20%	49,965,000	16.1%

Total	16,613,000	100%	$309,663,000	100%

Retail and Residential Properties

The following table sets forth information concerning all properties in which we own an equity interest or have a leasehold interest and are consolidated as of December 31, 2005. Except as otherwise noted, we are the sole owner of our retail properties. Principal tenants are the largest tenants in the property based on square feet leased or are tenants important to a property’s success due to their ability to attract retail customers.

EAST REGION	Year Completed	Year Acquired	Square Feet (1) /Apartment Units	Percentage Leased (2)	Principal Tenant(s)
Allwood Clifton, NJ 07013 (3)	1958	1988	50,000	100%	Stop & Shop
Andorra Philadelphia, PA 19128	1953	1988	267,000	99%	Acme Markets Kohl’s Staples L.A. Fitness
Assembly Square/Sturtevant Somerville, MA 02145	2005	2005	552,000	100%	Bed, Bath & Beyond Christmas Tree Shops Kmart Staples TJ Maxx
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	280,000	100%	Acme Markets Lord & Taylor L.A. Fitness
Barracks Road Charlottesville, VA 22905	1958	1985	483,000	100%	Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy

Retail and Residential Properties—continued

	Year Completed	Year Acquired	Square Feet (1) /Apartment Units	Percentage Leased (2)	Principal Tenant(s)
Bethesda Row Bethesda, MD 20814 (8)	1945-1991 2001	1993-1998	440,000	98%	Barnes & Noble Giant Food Landmark Theater
Blue Star Watchung, NJ 07060 (3)	1959	1988	410,000	100%	Shop Rite Kohl’s Michaels Toys R Us Marshalls
Brick Plaza Brick Township, NJ 08723 (7)	1958	1989	409,000	100%	A&P Supermarket Barnes & Noble Loews Theatres Sports Authority
Bristol Bristol, CT 06010	1959	1995	277,000	95%	Stop & Shop TJ Maxx
Brunswick North Brunswick, NJ 08902 (3)	1957	1988	303,000	96%	A&P Supermarket A.J.Wright L.A. Fitness
Congressional Plaza Rockville, MD 20852 (5)	1965	1965	338,000	100%	Buy Buy Baby Whole Foods Tower Records Container Store
Congressional Plaza Residential Rockville, MD 20852 (5)	2003	1965	146 units	95%
Courthouse Center Rockville, MD 20852 (6)	1970	1997	38,000	100%
Clifton Clifton, NJ 07013 (3)	1959	1988	80,000	99%	Drug Fair Dollar Express
Crossroads Highland Park, IL 60035	1959	1993	173,000	96%	Comp USA Golfsmith Guitar Center
Dedham Dedham, MA 02026	1959	1993	241,000	93%	Pier 1 Imports Star Market
Eastgate Chapel Hill, NC 27514	1963	1986	157,000	88%	Earth Fare Stein Mart
Ellisburg Circle Cherry Hill, NJ 08034	1959	1992	267,000	100%	Genuardi’s Bed, Bath & Beyond Stein Mart
Falls Plaza Falls Church, VA 22046	1962	1967	73,000	100%	Giant Food
Falls Plaza – East Falls Church, VA 22046	1960	1972	71,000	100%	CVS Staples
Feasterville Feasterville, PA 19047	1958	1980	111,000	100%	Genuardi’s OfficeMax
Federal Plaza Rockville, MD 20852	1970	1989	247,000	100%	Comp USA Ross Dress For Less TJ Maxx

Retail and Residential Properties—continued

	Year Completed	Year Acquired	Square Feet (1) /Apartment Units	Percentage Leased (2)	Principal Tenant(s)
Finley Square Downers Grove, IL 60515	1974	1995	314,000	99%	Bed, Bath & Beyond Sports Authority
Flourtown Flourtown, PA 19031	1957	1980	187,000	54%	Genuardi’s
Forest Hills Forest Hills, NY	1937-1987	1997	86,000	100%	Midway Theatre Duane Reade Gap
Friendship Center Washington, D.C 20015	1998	2001	119,000	100%	Maggiano’s Borders Books Linens ‘n Things
Fresh Meadows Queens, NY 11365	1949	1997	403,000	95%	Cineplex Odeon Filene’s Basement Kohl’s
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	196,000	95%	Bed, Bath & Beyond Borders Books and Music Ross Dress For Less
Garden Market Western Springs, IL 60558	1958	1994	140,000	96%	Dominick’s Walgreens
Governor Plaza Glen Burnie, MD 21961	1963	1985	268,000	80%	Office Depot Comp USA Bally’s Total Fitness
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	100%	Bed, Bath & Beyond Best Buy Farmer Jacks DSW
Greenlawn Plaza Greenlawn, NY 11740	1975	2000	102,000	100%	Waldbaum’s
Greenwich Avenue Greenwich Avenue, CT	1995	1994-1996	42,000	100%	Saks Fifth Avenue
Hamilton Hamilton, NJ 08690 (3)	1961	1988	190,000	94%	Shop Rite Stevens Furniture A.C. Moore
Hauppauge Hauppauge, NY 11788	1963	1998	131,000	100%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746 (3)	1962	1988	279,000	100%	Barnes & Noble Bed, Bath & Beyond Buy Buy Baby Toys R Us
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	100%	Whole Foods
Lancaster Lancaster, PA 17601 (3)	1958	1980	107,000	100%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	216,000	89%	Marshalls Redner’s Market
Laurel Centre Laurel, MD 20707	1956	1986	387,000	97%	Giant Food Marshalls Toys R Us
Lawrence Park Broomall, PA 19008	1972	1980	354,000	99%	Acme Markets TJ Maxx CHI CVS

Retail and Residential Properties—continued

	Year Completed	Year Acquired	Square Feet (1) /Apartment Units	Percentage Leased (2)	Principal Tenant(s)
Leesburg Plaza Leesburg, VA 20176 (6)	1967	1998	236,000	95%	Giant Food Pier 1 Imports Office Depot
Loehmann’s Plaza Fairfax, VA 22042	1971	1983	251,000	98%	Bally’s Total Fitness Loehmann’s Dress Shop
Mercer Mall Lawrenceville, NJ 08648 (3)	1975	2003	499,000	96%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite
Mid-Pike Plaza Rockville, MD 20852 (3)	1963	1982	309,000	100%	Bally’s Total Fitness Linens ‘n Things Toys R Us A.C. Moore Filene’s Basement
Mount Vernon Plaza Alexandria, VA 22306 (6) (7)	1972	2003	277,000	100%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels
Northeast Philadelphia, PA 19114	1959	1983	287,000	92%	Burlington Coat Factory Marshalls Tower Records
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	96%	Dominick’s
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	97%	Whole Foods
Pan Am Fairfax, VA 22031	1979	1993	227,000	100%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202 (7)	2001-2002	1999	296,000	99%	Harris Teeter Bed, Bath & Beyond Cost Plus World Market Bally’s Total Fitness DSW
Perring Plaza Baltimore, MD 21134	1963	1985	401,000	100%	Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Pike 7 Plaza Vienna, VA 22180 (6)	1968	1997	164,000	100%	Staples TJ Maxx Tower Records
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	100%	TJ Maxx Victory Supermarket
Quince Orchard Gaithersburg, MD 20877 (7)	1975	1993	252,000	99%	Circuit City Magruders Staples
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings	1960	1971	282 units	94%

Retail and Residential Properties—continued

	Year Completed	Year Acquired	Square Feet (1) /Apartment Units	Percentage Leased (2)	Principal Tenant(s)
Rutgers Franklin, N.J. 08873 (3)	1973	1988	267,000	97%	Stop & Shop Kmart
Sam’s Park & Shop Washington, DC 20008	1930	1995	51,000	100%	Petco
Saugus Plaza Saugus, MA 01906	1976	1996	171,000	100%	Kmart Stop & Shop
Shirlington Arlington, VA 22206	1940	1995	201,000	99%	Carlyle Grand Café Cineplex Odeon
South Valley Shopping Center Alexandria, VA 22306 (6)	1966	2003	221,000	95%	Home Depot TJ Maxx
Tower Shopping Center Springfield, VA 22150	1960	1998	109,000	90%	Virginia Fine Wine Talbots
Troy Parsippany-Troy, NJ 07054	1966	1980	202,000	100%	Comp USA Pathmark Toys R Us A. C. Moore
Tysons Station Falls Church, VA 22043	1954	1978	50,000	97%	Trader Joe’s
Wildwood Bethesda, MD 20814	1958	1969	85,000	100%	CVS Balducci’s
Willow Grove Willow Grove, PA 19090	1953	1984	215,000	100%	Barnes & Noble Marshals Toys R Us
The Shops at Willow Lawn Richmond, VA 23230	1957	1983	467,000	86%	Tower Records Kroger Old Navy Staples
Wynnewood Wynnewood, PA 19096	1948	1996	255,000	98%	Bed, Bath & Beyond Borders Books Genuardi’s Old Navy

Total East Region			14,941,000	97%

WEST REGION
Colorado Blvd Pasadena, CA	1922	1996-1998	69,000	97%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA (4)		2005	228,000	98%	Albertson’s Loehmann’s Rite Aid
Escondido Promenade Escondido, CA 92029 (9)	1987	1996	222,000	100%	Toys R Us TJ Maxx Cost Plus
Fifth Avenue San Diego, CA (12)	1888-1995	1996-1997	51,000	99%	Urban Outfitters
Hermosa Avenue Hermosa Beach, CA (11)	1922	1997	23,000	100%

Retail and Residential Properties—continued

	Year Completed	Year Acquired	Square Feet (1) /Apartment Units	Percentage Leased (2)	Principal Tenant(s)
Hollywood Blvd Hollywood, CA (11)	1921-1991	1999	149,000	78%	Hollywood Entertainment Museum
Houston Street San Antonio, TX	1890-1935	1998-1999	171,000	67%	Hotel Valencia
King’s Court Los Gatos, CA 95032 (6) (7)	1960	1998	79,000	100%	Lunardi’s Supermarket Longs Drug Store
Old Town Center Los Gatos, CA 95030	1962	1997	95,000	98%	Borders Books and Music Gap Kids Banana Republic
150 Post Street San Francisco, CA 94108	1965	1997	103,000	86%	Brooks Brothers
Santana Row – Retail San Jose, CA 95128 (13)	2002	1997	563,000	94%	Crate & Barrel Borders Books Container Store Best Buy CineArts Theatre
Santana Row – Residential San Jose, CA 95128 (14)	2003	1997	36 units	94%
Third Street Promenade Santa Monica, CA (10)	1888-1995	1996-2000	211,000	100%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate Shopping Center San Jose, CA	1960-1966	2004	646,000	98%	Safeway Target Burlington Coat Factory Barnes & Noble Ross

Total West region			2,610,000	94%

Total all regions			17,551,000	96%

(1)	Represents the physical square footage of the property, which may differ from the gross leasable square footage used to express percentage leased.
(2)	Percentage leased is expressed as a percentage of rentable square feet occupied or subject to a lease under which rent is currently payable and includes square feet covered by leases for stores not yet opened. Percentage leased for each region and overall reflects retail occupancy only.
(3)	We have a leasehold interest in this property.
(4)	On December 29, 2005, we entered into a Section 1031 like-kind exchange agreement with a third party intermediary related to the acquisition of this property. The exchange agreement is for a maximum of 180 days and allows us to defer gains on sale of other properties sold by us within this period. Until the earlier of termination of this exchange agreement or June 27, 2006, the third party intermediary is the legal owner of this property, although we control the property and retain all of the economic benefits and risks associated with it. Accordingly, as of December 29, 2005, we consolidate this property and its operations.
(5)	We own a 64.1% membership interest in this property.
(6)	We own this property in a “downREIT” structure.
(7)	All or a portion of this property is subject to a long-term ground lease.
(8)	This property contains nine buildings; six are subject to a leasehold interest, one is subject to a ground lease and two are owned 100% by us.
(9)	We own the controlling interest in this center.
(10)	We own 100% of eight buildings and a 90% general partnership interest in one building.
(11)	We own a 90% general partnership interest in these buildings.
(12)	We own 100% of three buildings and a 90% general partnership interest in one building
(13)	Information regarding square feet and number of tenants applies to Phases I, II and III retail. No future retail phases are included.
(14)	An additional 256 units are under development. Initial occupancy of these units commenced in April 2005 with lease-up expected to continue through 2006. As of December 31, 2005, 105 units have been leased.

ITEM 3.    LEGAL PROCEEDINGS

We are currently a party to various legal proceedings. We do not believe that the ultimate outcome of these matters, either individually or in the aggregate, will have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Currently, we have two matters expected to go to trial this year. Based on the facts of these matters and advice from our legal counsel, we believe that we will prevail in both matters. If, however, we are unsuccessful in our defense of either of these matters, there is a possibility that there will be a material adverse impact on our net income in the period in which we would pay the damages awarded in any adverse judgment. Also under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties due to certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, due to certain matters relating to the ownership of the properties prior to their acquisition by us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange under the symbol “FRT.” Listed below are the high and low closing prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

	Price Per Share		Dividends Declared Per Share
	High	Low
2005
Fourth quarter	$65.55	$56.62	$0.755	(1)
Third quarter	$65.73	$58.19	$0.555
Second quarter	$60.82	$47.91	$0.555
First quarter	$51.98	$46.50	$0.505

2004
Fourth quarter	$52.55	$44.30	$0.505
Third quarter	$46.34	$40.58	$0.505
Second quarter	$46.73	$34.73	$0.490
First quarter	$46.20	$38.40	$0.490

(1)	Includes regular dividend of $0.555 and special dividend of $0.20 resulting from the sales of condominiums at Santana Row.

On February 27, 2006, there were 4,705 holders of record of our common shares.

Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our REIT taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to distribute at least 90% of REIT taxable income (excluding net capital gain). State income taxes are not material to our operations or cash flows.

Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our annual dividend rate for 38 consecutive years.

Our total annual dividends paid per share for 2005 and 2004 were $2.320 per share and $1.975 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2006 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Code Sec. 857(b)(3) to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are taxable to the shareholder as long-term capital gains. For 2005 and 2004, a portion of our distributions was designated as capital gain dividend.

The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2005	2004
Ordinary dividend	$1.601	$1.876
Ordinary dividend eligible for 15% tax rate	0.093	—
Capital gain	0.626	0.099

	$2.320	$1.975

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

Recent Sales of Unregistered Shares

All equity securities sold by us during 2005 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.

ITEM 6.    SELECTED FINANCIAL DATA

The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended 2001 through 2004 has been reclassified to conform to the presentation for the year ended 2005.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$395,403	$370,069	$336,530	$298,698	$271,544
Property operating income (1)	$285,680	$257,629	$231,322	$205,875	$191,553
Income from continuing operations	$85,222	$64,858	$68,205	$39,244	$49,668
Income before gain on sale of real estate	$83,864	$70,104	$74,444	$45,833	$59,571
Gain on sale of real estate	$30,748	$14,052	$20,053	$19,101	$9,185
Loss on abandoned developments held for sale	$—	$—	$—	$(9,647)	$—
Net income	$114,612	$84,156	$94,497	$55,287	$68,756
Net income available for common shareholders	$103,137	$72,681	$75,990	$35,862	$59,722
Net cash provided by operating activities (2)	$174,460	$174,148	$135,461	$131,372	$122,813
Net cash used in investing activities (2)	$(152,249)	$(157,611)	$(97,234)	$(185,983)	$(233,190)
Net cash (used in ) provided by financing activities (2)	$(44,047)	$(21,030)	$(26,382)	$60,171	$116,583
Dividends declared on common shares	$124,928	$101,969	$93,889	$82,273	$75,863
Weighted average number of common shares outstanding:
Basic	52,533	51,008	47,379	41,624	39,164
Diluted	53,050	51,547	48,619	42,882	40,266
Earnings per common share, basic:
Income from continuing operations	$1.40	$1.05	$1.05	$0.52	$1.09
Discontinued operations	0.56	0.37	0.55	0.34	0.43

Total	$1.96	$1.42	$1.60	$0.86	$1.52

Earnings per common share, diluted:
Income from continuing operations	$1.39	$1.04	$1.05	$0.52	$1.09
Discontinued operations	0.55	0.37	0.54	0.33	0.43

Total	$1.94	$1.41	$1.59	$0.85	$1.52

Dividends declared per common share	$2.37	$1.99	$1.95	$1.93	$1.90

Other Data:
Funds from operations available to common shareholders (3) (4)	$163,544	$148,671	$131,257	$80,856	$110,432
EBITDA (5)	$292,465	$258,143	$243,956	$183,488	$195,321
Adjusted EBITDA (5)	$261,717	$244,091	$223,903	$174,034	$186,136
Ratio of EBITDA to combined fixed charges and preferred share dividends (5) (6)	2.7x	2.5x	2.2x	1.7x	2.0x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends (5) (6)	2.4x	2.4x	2.1x	1.6x	1.9x

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Balance Sheet Data:
Real estate at cost	$2,829,321	$2,666,276	$2,470,149	$2,306,826	$2,104,304
Total assets	$2,350,852	$2,266,896	$2,141,185	$1,996,662	$1,833,171
Mortgage, construction loans and capital lease obligations	$419,713	$410,885	$414,357	$383,812	$450,336
Notes payable	$316,755	$325,051	$361,323	$207,711	$174,843
Senior notes and debentures	$653,675	$568,121	$532,750	$532,284	$408,290
Convertible subordinated debentures	$—	$—	$—	$75,000	$75,289
Redeemable preferred shares	$135,000	$135,000	$135,000	$235,000	$235,000
Shareholders’ equity	$774,847	$790,534	$691,374	$644,287	$589,291
Number of common shares outstanding	52,891	52,137	49,201	43,535	40,071

1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.
2)	Determined in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 95, Statement of Cash Flows.
3)	Funds from Operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with the U.S. GAAP, plus depreciation and amortization of real estate assets and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income.

We consider FFO available for common shareholders a meaningful, additional measure of operating performance primarily because it excludes the assumption that the value of the real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation. We use FFO primarily as one of several means of assessing our operating performance in comparison with other REITs. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs. Additional information regarding our calculation of FFO is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	2005	2004	2003	2002	2001
	(In thousands)
Net income	$114,612	$84,156	$94,497	$55,287	$68,756
Gain on sale of real estate	(30,748)	(14,052)	(20,053)	(19,101)	(9,185)
Depreciation and amortization of real estate assets	82,752	81,649	68,202	58,605	54,350
Amortization of initial direct costs of leases	6,972	7,151	5,801	4,750	4,161
Depreciation of joint venture real estate assets	630	187	—	—	—

Funds from operations	174,218	159,091	148,447	99,541	118,082
Dividends on preferred stock	(11,475)	(11,475)	(15,084)	(19,425)	(9,034)
Income attributable to operating partnership units	801	1,055	1,317	740	1,384
Preferred stock redemption costs	—	—	(3,423)	—	—

Funds from operations available for common shareholders	$163,544	$148,671	$131,257	$80,856	$110,432

4)	Includes $3.1 million and $8.0 million of insurance recoveries in 2004 and 2003, respectively, attributable to rental income lost at Santana Row as a result of the August 2002 fire. Insurance recoveries received in 2005 were insignificant. Excluding these items, funds from operations in 2004 and 2003 would have been $156.0 million and $140.5 million, respectively.
5)	The SEC has stated that EBITDA is a non-GAAP measure as calculated in the table below. Adjusted EBITDA is a non-GAAP measure that means net income or loss plus interest expense, income taxes, depreciation and amortization, impairment provisions, and nonrecurring expenses. Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our ability to service debt and because it approximates a key covenant in material notes. Adjusted EBITDA should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.

The reconciliation of Adjusted EBITDA to net income for the periods presented is as follows:

	2005	2004	2003	2002	2001
	(In thousands)
Net income	$114,612	$84,156	$94,497	$55,287	$68,756
Depreciation and amortization	91,503	90,438	75,503	64,529	59,914
Interest expense	88,566	85,058	75,232	65,058	69,313
Other interest income	(2,216)	(1,509)	(1,276)	(1,386)	(2,662)

EBITDA	292,465	258,143	243,956	183,488	195,321
Gain loss on sale of real estate	(30,748)	(14,052)	(20,053)	(19,101)	(9,185)
Loss on abandoned developments held for sale	—	—	—	9,647	—

Adjusted EBITDA	$261,717	$244,091	$223,903	$174,034	$186,136

6)	Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount and expense and the portion of rent expense representing an interest factor. Preferred share dividends consist of dividends paid on our outstanding Series A preferred shares and Series B preferred shares. Our Series A preferred shares were redeemed in full in June 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. As of December 31, 2005, we owned or had a majority interest in 103 community and neighborhood shopping centers and mixed-use properties comprising approximately 17.6 million square feet. Our properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California, and one apartment complex in Maryland. In total, the 103 commercial properties were 96.3% leased at December 31, 2005. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of December 31, 2005. In total, the joint venture properties in which we own an interest were 97.4% leased at December 31, 2005. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 38 consecutive years.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” of this report. Management considers an accounting estimate to be critical if changes in the estimate or accrual results could have a material impact on our consolidated results of operations or financial condition.

The most significant accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Revenue Recognition and Accounts Receivable

Leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. We make estimates of the collectibility of our accounts receivable related to base rents, straight-line rents, expense reimbursements and other revenue or income taking into account our expertise in the retail sector, tenant credit information both internally and externally available, payment history, industry trends, tenant credit-worthiness and remaining lease terms. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. The extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. These estimates have a direct impact on our net income. Historically, we have recognized bad debt expense between 1.0% and 1.5% of rental income and it was 0.5% in 2005. An increase in our bad debt expense would decrease our net income. For example, if we had experienced an increase in bad debt of 0.5% of rental income in 2005, our net income would have been reduced by approximately $2.0 million.

Real Estate

The nature of our business as an owner, re-developer and operator of retail shopping centers and mixed-use properties means that we invest significant amounts of capital. Depreciation and maintenance costs relating to our properties constitute substantial costs for the Trust as well as the industry as a whole. The Trust capitalizes real estate investments and depreciates them in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives. The cost of our real estate investments, less salvage value, if any, is charged to depreciation expense over the estimated life of the asset using straight-line rates for financial statement purposes. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates and, therefore, to our depreciation rates. These reviews take into account the historical retirement and replacement of our assets, the repairs required to maintain the condition of our assets, the cost of redevelopments that may extend the useful lives of our assets and general economic and real estate factors. A newly developed neighborhood shopping center building would typically have an economic useful life of 50 to 60 years, but since many of our assets are not newly developed buildings, estimating the useful lives of assets that are long-lived as well as their salvage value requires significant management judgment. The longer the economic useful life, the lower the depreciation charged to that asset in a fiscal period will be, which in turn will increase our net income. Similarly, having a shorter economic useful life would increase the depreciation for a fiscal period and decrease our net income.

Land, buildings and real estate under development are recorded at cost. We compute depreciation using the straight-line method with useful lives ranging generally from 35 years to a maximum of 50 years on buildings and improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements, which improve or extend the life of the asset, are capitalized and depreciated over the life of the lease or the estimated useful life of the improvements, whichever is shorter. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from three to 15 years. Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including applicable salaries and the related direct costs, are capitalized. The capitalized costs associated with developments and redevelopments are depreciated over the life of the improvement. Capitalized costs associated with leases are depreciated or amortized over the base term of the lease. Unamortized leasing costs are charged to operating expense if the applicable tenant vacates before the expiration of its lease. Undepreciated tenant work is charged to operations if the applicable tenant vacates and the tenant work is replaced.

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

We are required to make subjective assessments as to the useful lives of our real estate for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. Certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen competition or changes in customer shopping habits could substantially alter our assumptions regarding our ability to realize the return on investment in the property and therefore reduce the economic life of the asset and affect the amount of depreciation expense to charge against both the current and future revenues. We periodically review the lives of assets and any decrease in asset lives could have the effect of increasing depreciation expense while any analysis indicating that lives are longer than we have assumed could have the effect of decreasing depreciation expense. In order to determine the impact on depreciation expense of a different average life of our real estate assets taken as a whole, we used 25 years, which is the approximate average life of all assets being depreciated at the end of 2005. If the estimated useful lives of all assets being depreciated were increased by one year, the consolidated annual depreciation expense would have decreased by approximately $3.2 million.

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

Real Estate Acquisitions

Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets and liabilities (consisting of above- and below-market leases, in-place leases and tenant relationships), and assumed debt in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful life of each amortizable intangible asset each reporting period and account for any changes in such estimated useful life over the revised remaining useful life.

Long-Lived Assets

There are estimates and assumptions made by management in preparing the consolidated financial statements for which the actual results will be determined over long periods of time. This includes the recoverability of long-lived assets, including our properties that have been acquired or developed. Management must evaluate properties for possible impairment of value and, for those properties where impairment may be indicated, make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over very long periods. Because our properties typically have a very long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment.

In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired, and broadens the presentation of discontinued operations to include components of an entity comprising operations and cash flows that can be distinguished operationally and for financial reporting purposes from the rest of the entity. As a result, the sale of a property, or the classification of a property as held for sale, requires us to report the results of operations and cash flows of that property as “discontinued operations.”

We are required to make estimates of undiscounted cash flows in determining whether there is an impairment of an asset. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because recording an impairment charge results in a negative adjustment to net income.

Contingencies

We are sometimes involved in lawsuits and environmental matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

Any difference between our estimate of a potential loss and the actual outcome would result in a reduction to net income if the actual loss is greater than our estimate. In addition, we reserve for estimated losses, if any, associated with warranties given to a buyer at the time an asset is sold or other potential liabilities relating to that sale, taking any insurance policies into account. These warranties may extend up to ten years and the calculation of potential liability requires significant judgment. Any increases to our estimated warranty losses would usually result in a decrease in net income.

Self-Insurance

We are self-insured for general liability costs up to predetermined retained amounts per claim, and we believe that we maintain adequate accruals to cover our retained liability. We currently do not maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuary valuations and future increases in costs of claims, when making these determinations. If our liability costs exceed these accruals, it will reduce our net income.

New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” We are required to adopt SFAS No. 123R on January 1, 2006. SFAS 123R is similar to the fair-value approach permitted by SFAS No. 123, “Accounting for Stock-Based Compensations.” However, 123R requires all share-based awards to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosures, which we have previously provided as permitted by 123, are no longer an alternative.

Effective January 1, 2006, we will adopt 123R using the modified prospective approach. The modified prospective approach requires the recognition of compensation cost for share-based awards based on the grant- date fair value from the beginning for the fiscal period in which the provisions of 123R are first applied. Measurement and recognition of compensation costs for share-based awards granted prior to, but not yet vested as of, the date 123R is adopted are based on the same method used previously under SFAS 123. Share-based awards granted, modified, or settled after 123R is adopted, will be measured and recognized in the financial statements in accordance with the provisions of 123R.

We have used the Black-Scholes model to calculate the fair value of options under 123 and intend to continue to utilize this model to compute the fair value of options under 123R. Upon the adoption of 123R, we expect to recognize a cumulative effect of change in accounting principle which will increase net income by approximately $2 million. This cumulative effect is related to certain performance shares issued to certain officers and employees in 2002 and 2003 that were required to be adjusted to fair value at each reporting date under APB No. 25, because the ultimate number of these shares that will vest is dependent on the achievement of certain performance targets. Under 123R, these performance awards are accounted for based on their grant-date fair value and are not adjusted to fair value at each reporting date.

While there are certain differences between 123 and 123R, we believe that our pro forma disclosures under 123 approximate the effect of 123R. Other than the cumulative effect of adoption discussed above, we do not believe that the adoption of 123R will have a material impact on our financial position or results of operations.

Property Acquisitions and Dispositions

A summary of our significant acquisitions in 2005 and 2004 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
Year ended December 31, 2005
March 1	Assembly Sq./Sturtevant St.	Somerville, MA	551,000	$66.4
December 29	Crow Canyon Commons	San Ramon, CA	228,000	$47.5

Year ended December 31, 2004
March 31	Westgate Mall	San Jose, CA	637,000	$97.0

Generally, our acquisitions are initially financed by available cash and borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. Additionally, on December 29, 2005, we assumed a $22.3 million mortgage in connection with the acquisition of Crow Canyon Commons, as discussed further below.

The Assembly Square/Sturtevant Street acquisition includes a 332,000 square foot enclosed mall in the City of Somerville, Massachusetts, for which the redevelopment into a power center is nearly complete, and an adjacent ten-acre 220,000 square foot retail/industrial complex. As of December 31, 2005, we have invested a total of $103.4 million in the property, and we expect to invest approximately $3.5 million more to complete the redevelopment of the power center.

The acquisition of Assembly Square also included zoning entitlements to add four mixed-use buildings on 3.5 acres, which could include approximately 41,000 square feet of retail space, 51,000 square feet of office space and 239 residential units. The acquisition also included an option to purchase adjacent land parcels, all of which are zoned for dense, mixed-use development. We expect that we will structure any future development of Assembly Square in a manner designed to mitigate our risk which may include selling entitlements or co-developing with other real estate companies.

A summary of our significant dispositions in 2005 and 2004 is as follows:

Sales Date	Property	Location	Year Acquired or Built	Gross Leasable Area	Sales Price	Gain
				(In square feet)	(In millions)
Year ended December 31, 2005
February 15	420 & 501 South Mill	Tempe, AZ	1998	40,000	$13.7	$4.0
June 2	Cone & Andary Buildings	Winter Park, FL	1996	28,000	$11.1	$3.5
Various after August 26	Condominiums at Santana Row (130 units)	San Jose, CA	2002	N/A	$89.2	$23.5	(1)

Year ended December 31, 2004
June 3 and September 16	Village at Shirlington (land parcels)	Arlington, VA	1995	N/A	$7.7	$3.7
June 14	Magruders Center	Rockville, MD	1997	109,000	$14.3	$5.4
July 1	Plaza Del Mercado(2)	Silver Spring, MD	2003	96,000	$20.6	$0.1
December 15	314-324 & 339 W. Main St. and 135 S. Main St.	West Hartford and Avon, CT	1994-1996	63,000	$11.2	$3.6

(1)	Gain of $23.5 million is net of $3.4 million in taxes.
(2)	Contributed to real estate partnership with Clarion Lion Partnership Fund.

The proceeds from our dispositions were used to pay down our revolving credit facility and for general corporate purposes.

2005 Financing Developments

On December 2, 2005 we issued $125 million of fixed rate notes which mature in June 2016 and bear interest at 5.65%. The proceeds of this note offering were used to pay down our revolving credit facility, including amounts drawn to pay off our 6.625% Notes due December 2005.

On December 29, 2005, in connection with the acquisition of Crow Canyon Commons, we assumed a mortgage note with an approximate outstanding balance of $22.3 million. This note requires monthly installment payments, bears interest at 5.4% and matures in July 2013.

Outlook

General

We anticipate our 2006 income from continuing operations to grow in comparison to our 2005 income from continuing operations. We expect this income growth primarily to be generated by a combination of the following:

•	increased earnings in our same center portfolio and from properties under redevelopment; and

•	increased earnings as we expand our portfolio through property acquisitions.

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces that are experiencing tenant turnover. In 2006 and 2007, we anticipate that over 700,000 square feet of retail space that has been under redevelopment will stabilize. As redevelopment properties stabilize, spaces that were out of service begin generating revenue; in addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases. Further, leases signed in 2004 and 2005 on spaces for which there was a previous tenant have on average been renewed at double digit base rent increases. Many of the leases with rents commencing in 2006 were signed in 2005 or earlier. On spaces where the tenant leases are expiring in 2006, our analysis of current market rents as compared to rents on the existing leases leads us to expect that the base rents in new leases will have double-digit average increases over the base rents currently in place.

At December 31, 2005 the leaseable square feet in our shopping centers was 93.9% occupied and 96.3% leased. The leased rate is higher than the occupancy rate due to spaces that are being redeveloped or improved or that are awaiting permits and therefore, are not yet ready to be occupied. We believe that our occupancy rate will improve slightly in 2006 as tenants take possession of leased spaces, particularly in centers being redeveloped, but that our occupancy rate will always be below our leased rate as leased spaces are prepared for occupancy. Our occupancy and leased rates are subject to variability over time due to acquisitions and the timing of the start and stabilization of our redevelopment projects.

Santana Row

Santana Row, located in San Jose, California, includes approximately 563,000 square feet of retail space, 292 residential rental units, and a ground lease to a 213-room hotel. The 292 residential rental units include 256 units that are being constructed and are expected to be complete in early to mid-2006 and 36 existing rental units. The 292 residential rental units do not include 219 units that have been sold as condominiums or are currently classified as held for sale. Our total investment in Santana Row, as currently under development, is anticipated to be $432 million (which includes the 563,000 square feet of retail space, the 292 residential rental units, the related common areas and infrastructure and $11 million invested in restaurant ventures) net of insurance proceeds received related to the 2002 fire and proceeds from the sale of the 219 residential units.

We are developing a master plan for the remaining parcels at Santana Row which comprise approximately 13.4 acres of land. Our entitlements consist of approximately 120,000 square feet of retail space, 690 residential units and a 191-room hotel. We are evaluating the feasibility of utilizing these entitlements in future development at Santana Row but there is no guaranty that we will ultimately pursue or complete any part of the development of the remaining parcels.

Acquisitions

We anticipate further growth in earnings from acquisitions of neighborhood and community shopping centers in our primary markets in the East and West regions, as well as a reduction in earnings from selective dispositions. Any growth in earnings from acquisitions is contingent, however, on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates also may affect our success in achieving growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisitions.

Results of Operations

Same Center

Throughout this section, we have provided certain information on a “same center” basis. Information provided on a same center basis is provided for only those properties that we owned and operated for the entirety of both periods being compared and excludes properties for which significant development, redevelopment or expansion occurred during either of the periods being compared and properties purchased during either of the periods being compared. Same center results further exclude any properties we have sold during or subsequent to the periods being compared.

Our same center-basis results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004 exclude properties under redevelopment and the following:

•	Assembly Square, which we acquired in the first quarter of 2005,

•	Crow Canyon Commons, which we acquired in the fourth quarter of 2005,

•	Westgate Mall, which we acquired in the first quarter of 2004,

•	Shaw’s Plaza which we acquired in the fourth quarter of 2004 and sold in the third quarter of 2005, and other dispositions that occurred in 2005 including two buildings in Tempe, Arizona, and two buildings in Winter Park, Florida,

•	dispositions that occurred in 2004 including Magruder’s Center, Plaza del Mercado and four other buildings located in Connecticut and Illinois, and

•	Santana Row, which is considered under development in both 2005 and 2004.

Our same center-basis results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003, exclude South Valley Shopping Center and Mount Vernon Plaza, which were acquired in the first quarter of 2003, and Mercer Mall, which was acquired in the fourth quarter of 2003, in addition to the excluded properties listed above.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

	2005	2004	Increase/ (Decrease)	% Change
	(Dollar amounts in thousands)
Rental income	$395,403	$370,069	$25,334	6.8%
Other property income	9,557	10,403	(846)	-8.1%
Mortgage interest income	5,370	4,915	455	9.3%

Total revenues	410,330	385,387	24,943	6.5%

Rental expenses	85,086	90,209	(5,123)	-5.7%
Real estate taxes	39,564	37,549	2,015	5.4%

Total expenses	124,650	127,758	(3,108)	-2.4%

Property operating income	285,680	257,629	28,051	10.9%
Other interest income	2,215	1,504	711	47.3%
Income from real estate partnership	493	205	288	140.5%
Interest expense	(88,566)	(85,058)	(3,508)	4.1%
General and administrative expense	(19,909)	(18,164)	(1,745)	9.6%
Depreciation and amortization	(89,457)	(87,088)	(2,369)	2.7%

Total other expenses	(195,224)	(188,601)	(6,623)	3.5%

Income before minority interests and discontinued operations	90,456	69,028	21,428	31.0%
Minority interests	(5,234)	(4,170)	(1,064)	25.5%
(Loss) income from discontinued operations	(1,358)	5,246	(6,604)	-125.9%
Gain on sale of real estate	30,748	14,052	16,696	118.8%

Net income	$114,612	$84,156	$30,456	36.2%

PROPERTY REVENUES

Total revenues increased $24.9 million, or 6.5%, to $410.3 million in 2005 compared to $385.4 million in 2004. This increase is due primarily to the following:

•	growth in minimum rent at same center properties as a result of increased rental rates on new leases and increased occupancy,

•	additional revenue contributed by properties acquired,

•	growth in minimum rent at redevelopment properties and at Santana Row due to increased rental rates on new leases and increased occupancy, and

•	increased cost recoveries from our tenants due primarily to real estate taxes and other costs at our properties.

The percentage leased at our commercial properties increased to 96.3% at December 31, 2005 compared to 95.1% at December 31, 2004 due primarily to new leases signed at existing properties.

Rental income. Rental income consists primarily of minimum rent, cost recoveries from tenants, and percentage rent. Rental income increased $25.3 million, or 6.8%, to $395.4 million in 2005 compared to $370.1 million in 2004. This increase is due primarily to the following:

•	on a same center basis, an increase of $10.4 million, or 3.7%, due mainly to increased rental rates on new leases and increased occupancy,

•	an increase of $8.9 million at redevelopment properties and Santana Row due primarily to increased occupancy, and

•	an increase of $7.7 million attributable to the properties acquired in 2005 and 2004, primarily Westgate Mall and Assembly Square/Sturtevant Street,

partially offset by

•	a decrease of approximately $3.1 million related to income recognized in 2004 attributable to proceeds from the Santana Row fire insurance settlement.

Other Property Income. Other property income decreased $0.8 million, or 8.1%, to $9.6 million in 2005 compared to $10.4 million in 2004. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees and temporary tenant income. This decrease in other property income in 2004 is primarily the result of lower lease termination fees and lower parking revenue.

Mortgage Interest Income. Interest on mortgage notes receivable increased $0.5 million, or 9.3%, to $5.4 million in 2005 compared to $4.9 million in 2004. This increase is due primarily to an increase in the weighted average effective interest rate on notes outstanding.

PROPERTY EXPENSES

Total property operating expenses decreased $3.1 million, or 2.4%, to $124.7 million in 2005 compared to $127.8 million in 2004. This decrease is due primarily to lower bad debt expense, lower insurance premiums and write-offs of fixed assets and deferred lease costs related to early lease terminations.

Rental Expenses. Rental expenses decreased $5.1 million, or 5.7%, to $85.1 million in 2005 compared to $90.2 million in 2004. This decrease is primarily due to the following:

•	a decrease of $4.5 million due to lower bad debt expense and insurance premiums, and

•	a decrease of $2.0 million due to lower write-offs of fixed assets and deferred lease costs related primarily to early lease terminations,

partially offset by

•	an increase of $1.6 million in maintenance expense at same center properties due primarily to higher snow removal costs in the East region, and

•	an increase of $1.2 million in expenses attributable to the additional properties acquired during 2005 and 2004.

As a result of these changes in rental expenses, rental income and other property income, rental expense as a percentage of rental income plus other property income decreased from 23.7% in 2004 to 21.0% in 2005.

Real Estate Taxes. Real estate tax expense increased $2.0 million, or 5.4%, to $39.6 million in 2005 compared to $37.5 million in 2004. This increase in 2005 is due largely to increased taxes of $1.5 million attributable to acquired properties and higher tax assessments for our properties.

PROPERTY OPERATING INCOME

Property operating income increased $28.1 million, or 10.9%, to $285.7 million in 2005 compared to $257.6 million in 2004. Income recognized from fire insurance proceeds attributable to rental income lost at Santana Row due to the August 2002 fire amounted to approximately $3.1 million in 2004 and was insignificant in 2005. Excluding these proceeds, property operating income increased $31.2 million.

This increase is due primarily to the following:

•	growth in same center earnings,

•	growth in Santana Row earnings due to higher rental income and lower operating expenses,

•	growth at redevelopment properties where occupancy has increased, and

•	earnings attributable to our 2005 and 2004 acquisitions.

Same center property operating income increased 4.5%, or $9.3 million, in 2005 over 2004. This increase is primarily due to increased rental income associated with new leases and increased occupancy. When redevelopment and expansion properties are included with same center results, property operating income increased by 6.1% or $14.3 million in 2005 over 2004.

OTHER

Other Interest Income. Other interest income increased $0.7 million to $2.2 million in 2005 compared to $1.5 million in 2004. This increase is due primarily to non-recurring additional interest income from the early pay-off of a $7.5 million note receivable in June 2005.

Interest Expense. Interest expense increased $3.5 million, or 4.1%, to $88.6 million in 2005 compared to $85.1 million in 2004. This increase is primarily due to higher outstanding balances on our revolving credit facilities, which we used to finance acquisitions on an interim basis, and higher interest rates on our variable-rate debt. Gross interest costs in 2005 were $94.2 million compared to $90.2 million in 2004. Capitalized interest amounted to $5.7 million and $5.1 million in 2005 and 2004, respectively.

General and Administrative Expense. General and administrative expenses increased by $1.7 million, or 9.6%, to $19.9 million in 2005 compared to $18.2 million in 2004. This increase resulted primarily from increased payroll and benefits.

Depreciation and Amortization. Depreciation and amortization expense increased $2.4 million, or 2.7%, to $89.5 million in 2005 compared to $87.1 million in 2004. This increase is primarily due to depreciation and amortization on properties acquired.

Minority Interests. Income to minority partners increased $1.1 million to $5.2 million in 2005 compared to $4.2 million in 2004. This is the result of increased earnings at majority-owned real estate partnerships partially offset by a decrease in the interest held by the minority partners.

(Loss) Income from Discontinued Operations. (Loss) income from discontinued operations represents the operating loss or income of properties that have been disposed, which is required to be reported separately from results of ongoing operations. The reported loss of $1.4 million and income of $5.2 million in 2005 and 2004, respectively, represent the operating (loss) income for the period during which we owned the properties sold in 2005 and 2004.

Gain on Sale of Real Estate. The gain on sale of real estate increased $16.7 million to $30.7 million in 2005 compared to $14.1 million in 2004. Each of the properties sold in 2005 and 2004 resulted in a gain.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

	2004	2003	Increase/ (Decrease)	% Change
	(Dollar amounts in thousands)
Rental income	$370,069	$336,530	$33,539	10.0%
Other property income	10,403	5,129	5,274	102.8%
Mortgage interest income	4,915	4,103	812	19.8%

Total revenues	385,387	345,762	39,625	11.5%

Rental expenses	90,209	80,782	9,427	11.7%
Real estate taxes	37,549	33,658	3,891	11.6%

Total expenses	127,758	114,440	13,318	11.6%

Property operating income	257,629	231,322	26,307	11.4%
Other interest income	1,504	1,274	230	18.1%
Income from real estate partnership	205	—	205	—
Interest expense	(85,058)	(75,232)	(9,826)	13.1%
General and administrative expense	(18,164)	(11,820)	(6,344)	53.7%
Depreciation and amortization	(87,088)	(72,669)	(14,419)	19.8%

Total other expenses	(188,601)	(158,447)	(30,154)	19.0%

Income before minority interests and discontinued operations	69,028	72,875	(3,847)	-5.3%
Minority interests	(4,170)	(4,670)	500	-10.7%
Income (loss) from discontinued operations	5,246	6,239	(993)	-15.9%
Gain on sale of real estate	14,052	20,053	(6,001)	-10.9%

Net income	$84,156	$94,497	$(10,341)	-10.9%

PROPERTY REVENUES

Total revenues increased $39.6 million, or 11.5%, to $385.4 million in 2004 compared to $345.8 million in 2003. This increase is due primarily to the following:

•	additional revenue contributed by properties acquired,

•	additional revenue at Santana Row, which is being phased into service,

•	increase in same center revenues as a result of increased rental rates on new leases and increased occupancy, and

•	increased cost recoveries attributable to higher property operating costs.

The percentage leased at our shopping centers increased to 95.1% at December 31, 2004 compared to 93.1% at December 31, 2003 due primarily to new leases signed at existing properties.

Rental Income. Rental income consists primarily of minimum rent, cost recoveries from tenants, and percentage rent. Rental income increased $33.5 million, or 10.0%, to $370.1 million in 2004 compared to $336.5 million in 2003 due largely to the following:

•	an increase of approximately $31.2 million due to properties acquired in 2004 and 2003 and from Santana Row,

•	on a same center basis, an increase of $7.8 million, or approximately 2.9%, due mainly to increased rental rates on new leases and increased occupancy partially offset by

•	a decrease of $5.0 million of proceeds from the Santana Row fire insurance settlement.

Other Property Income. Other property income increased $5.3 million to $10.4 million in 2004 compared to $5.1 million in 2003. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees and temporary tenant income. This increase in other property income in 2004 is primarily the result of higher lease termination fees, parking revenue and income from our restaurant joint ventures.

Mortgage Interest Income. Interest on mortgage notes receivable increased $0.8 million to $4.9 million in 2004 compared to $4.1 million in 2003. This increase is due to higher principal balances on notes outstanding.

PROPERTY EXPENSES

Total property operating expenses increased $13.3 million, or 11.6%, to $127.8 million in 2004, compared to $114.4 million in 2003. This increase is due primarily to increased real estate tax assessments, utility and maintenance costs and other operating costs incurred during 2004 as detailed below.

Rental Expenses. Rental expenses increased $9.4 million, or 11.7%, to $90.2 million in 2004 compared to $80.8 million in 2003. This increase is due primarily to the following:

•	increase of $4.1 million attributable to properties acquired in 2003 and 2004,

•	an increase of $2.9 million due primarily to reserves related to mortgage notes receivable,

•	an increase of $0.8 million at development properties due to lower capitalized costs and increased utility expense, and

•	on a same center basis, an increase of $0.5 million, due primarily to increases in utility and other and administrative operating costs.

As a result of these changes in rental expenses, rental income and other property income, rental expense as a percentage of rental income plus other property income increased from 23.6% in 2003 to 23.7% in 2004.

Real Estate Taxes. Real estate tax expense increased $3.9 million, or 11.6%, to $37.5 million in 2004 compared to $33.7 million in 2003. This increase is due primarily to increased taxes of $2.8 million related to acquired and developed properties, including Santana Row, and higher tax assessments for our properties in the East.

PROPERTY OPERATING INCOME

Property operating income increased $26.3 million, or 11.4%, to $257.6 million in 2004 compared to $231.3 million in 2003. Income recognized from fire insurance proceeds attributable to rental income lost at Santana Row due to the August, 2002 fire amounted to approximately $3.0 million and $8.0 million in 2004 and 2003, respectively. Excluding these proceeds, property operating income increased $31.3 million. This increase is due primarily to the following:

•	growth in Santana Row earnings due to additional phases brought into service,

•	earnings attributable to our 2004 and 2003 acquisitions, and

•	growth in same center earnings.

Same center property operating income increased 3.5%, or approximately $6.8 million, in 2004. This increase is primarily due to increased rental income associated with new leases and higher real estate tax recoveries, partly offset by increased property operating expenses. When redevelopment and expansion properties are included with same center results, property operating income increased by 4.3% in 2004 over 2003.

OTHER

Interest Expense. Interest expense increased $9.8 million, or 13.1%, to $85.1 million in 2004 compared to $75.3 million in 2003. This increase is almost entirely due to lower capitalization of interest and therefore higher interest expense, as most of our properties under development, particularly at Santana Row, have been placed into service. Gross interest costs in 2004 were $90.2 million compared to $88.7 million in 2003. Capitalized interest amounted to $5.1 million and $13.5 million in 2004 and 2003, respectively.

General and Administrative Expense. General and administrative expense increased by $6.3 million, or 53.7%, to $18.2 million in 2004 compared to $11.8 million in 2003. This increase resulted primarily from costs of personnel and compliance with the requirements of Sarbanes-Oxley.

Depreciation and Amortization. Depreciation and amortization expense increased $14.4 million, or 19.8%, to $87.1 million in 2004 from $72.7 million in 2003. This increase is due primarily to depreciation on completed developments, same center property increases and on properties acquired.

Minority Interests. Income to minority partners decreased $0.5 million, or 10.7% to $4.2 million in 2004 from $4.7 million in 2003. This is the result of decreased earnings at majority-owned real estate partnerships, primarily from a lower gain on the sale of real estate, and a decrease in the interest held by minority partners.

Income from Discontinued Operations. Income from discontinued operations represents the operating income of properties that have been disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $5.2 million and $6.2 million in 2004 and 2003, respectively, represent the operating income for the period during which we owned properties sold in 2003 and subsequent years.

Gain on Sale of Real Estate. The gain on sale of real estate in 2004 decreased $6.0 million to $14.0 million in 2004 compared to $20.0 million in 2003. All of the properties sold in 2004 and 2003 resulted in gains.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of regional directors, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following selected key segment data presented is for 2005, 2004 and 2003. The results of operations of properties that have been subsequently sold are excluded from property operating income data in the following table, in accordance with SFAS No. 144.

Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

	2005	2004	2003
	(Dollars in thousands)
East
Rental income	$311,918	$295,061	$276,733
Total revenue	$318,905	$301,787	$283,190
Property operating income	$227,405	$209,248	$196,430
Property operating income as a percent of total revenue	71.3%	69.3%	69.4%
Total assets	$1,368,925	$1,264,135	$1,309,803
Gross leasable area (square feet)	14,941	14,482	14,495

West
Rental income	$83,485	$75,008	$59,797
Total revenue	$91,425	$83,600	$62,572
Property operating income	$58,275	$48,381	$34,892
Property operating income as a percent of total revenue	63.7%	57.9%	55.8%
Total assets	$908,621	$911,136	$751,717
Gross leasable area (square feet)	2,610	2,408	1,739

EAST

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Illinois and Michigan. As of December 31, 2005, the East segment consisted of 70 properties.

Total revenue in our East region increased $17.1 million, or 5.7%, in 2005 and $18.6 million, or 6.6%, in 2004. These increases are primarily attributable to increased rental rates and occupancy, acquisitions, and higher recoveries in 2005 related to increased snow removal costs. Growth in total revenue attributable to acquisitions was $2.9 million in 2005 and $9.8 million in 2004. The percentage leased was 97%, 96% and 94% at December 31, 2005, 2004, and 2003, respectively. The ratio of property operating income to total revenue was 71.3%, 69.3% and 69.4% in 2005, 2004 and 2003. The improvement in this ratio in 2005 is due primarily to increased rental rates and occupancy and lower bad debt expense and insurance premiums partially offset by increased real estate taxes.

WEST

The West region extends from Texas to the West Coast. As of December 31, 2005, 34 of our properties, including Santana Row, were located in the West region.

Total revenue in our West region increased $7.8 million, or 9.4%, in 2005 and $21.0 million, or 33.6%, in 2004. These increases are primarily attributable to growth in total revenue at Santana Row as additional phases are brought into service and the acquisition of Westgate Mall in the first quarter of 2004. These increases in rental revenue were partially offset by decreases in fire insurance proceeds of $3.1 million and $5.0 million in 2005 and 2004 respectively. The insurance proceeds were included in rental income as they relate largely to lost rents on delayed openings of the residential and retail units and rental concessions to tenants due to the August 2002 fire at Santana Row. The percentage leased was 94%, 93% and 88% at December 31, 2005, 2004, and 2003, respectively. The ratio of property operating income to total revenue was 63.7%, 57.9% and 55.8% in 2005, 2004 and 2003, respectively. The improvement in this ratio is due primarily to increased occupancy at Santana Row and decreased operating expenses resulting from leasing, marketing and other start-up activities related to Santana Row.

The overall return on investment in our West region is significantly less than the overall return on investment in our East region. This is due primarily to the following factors:

•	the generally lower bases in our East properties,

•	current occupancy rates at Houston Street in San Antonio, Texas are below our portfolio average, and

•	the phasing into service of Santana Row.

We expect that returns on investment in our West region will continue to rise as these projects come into service, but that they will not necessarily rise to the same level of overall returns that are generated in our East region.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we generally generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our shareholders in the form of dividends. Our status as a REIT requires that we distribute at least 90% of our REIT taxable income (including net capital gain) each year, as defined in the Code.

Our short-term liquidity requirements consist primarily of obligations under our capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring trust expenditures, non-recurring trust expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements in 2006 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of future phases of existing properties.

Our long-term capital requirements consist primarily of maturities under our long-term debt, development and redevelopment costs and potential acquisitions. We expect to fund these through a combination of sources which we believe will be available to us, including additional and replacement secured and unsecured borrowings, issuance of additional equity, joint venture relationships relating to existing properties or new acquisitions, and property dispositions.

The cash needed to execute our strategy and invest in new properties, as well as to pay our debt at maturity, must come from one or more of the following sources:

•	cash provided by operations that is not distributed to shareholders,

•	proceeds from the issuance of new debt or equity securities, or

•	proceeds of property dispositions.

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

Cash and cash equivalents were $8.6 million and $30.5 million at December 31, 2005 and December 31, 2004, respectively. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300 million revolving credit facility, which we can utilize to initially finance the acquisition of properties and meet other short-term working capital requirements. This revolving credit facility matures in October 2006 however, we have a one-year extension option.

Summary of Cash Flows for 2005 and 2004

	Year Ended December 31,
	2005	2004
	(In thousands)
Cash provided by operating activities	$174,460	$174,148
Cash used in investing activities	(152,249)	(157,611)
Cash used in financing activities	(44,047)	(21,030)

Decrease in cash and cash equivalents	(21,836)	(4,493)
Cash and cash equivalents, beginning of year	30,475	34,968

Cash and cash equivalents, end of year	$8,639	$30,475

Net cash provided by operating activities increased by $0.3 million to $174.4 million during the year ended December 31, 2005 from $174.1 million during the year ended December 31, 2004. The increase was primarily attributable to:

•	$15.9 million higher net income before gain on sale of real estate, depreciation and amortization, and minority interest;

mostly offset by

•	$15.8 million increased use of cash for working capital due mainly to higher prepaid and other asset balances.

Net cash used in investing activities decreased approximately $5.4 million to $152.2 million during the year ended December 31, 2005 from $157.6 million during the year ended December 31, 2004. The decrease was primarily attributable to:

•	$57.0 million increase in proceeds from the sale of real estate;

•	$13.0 million increased cash from net payoff of mortgage and other note receivables;

•	$9.4 million capital contribution to a real estate partnership in 2004;

•	$4.8 million decrease in acquisitions of real estate;

partially offset by

•	$78.2 million increase in capital expenditures primarily due to an increase in development and redevelopment activities.

Net cash used in financing activities increased approximately $23.0 million to $44.0 million during the year ended December 31, 2005 from $21.0 million during the year ended December 31, 2004. The increase was primarily attributable to:

•	$99.0 million in net proceeds from the issuance of common shares in a public offering in 2004;

•	$21.7 million increase in dividends paid to shareholders;

partially offset by

•	$45.3 million decrease in net payments on our revolving credit facility; and

•	$49.0 million increase in net proceeds from the issuance of senior debentures.

Off-Balance Sheet Arrangements

Other than the joint venture funding commitments described in the next paragraph and items disclosed in the Contractual Commitments Table below, we have no off-balance sheet arrangements as of December 31, 2005 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In July 2004, we entered into a joint venture arrangement by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the partnership, and Clarion owns 70%. The partnership plans to acquire up to $350 million of stabilized, supermarket-anchored, shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the partnership up to $42 million and $98 million, respectively, of equity capital to acquire properties with a targeted investment date through June 2006. No assurances can be made that we will identify properties that meet the acquisition requirements of the partnership. We are the manager of the partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our partnership interest. In 2004 the venture acquired four shopping centers in the East for $75.8 million. We account for our interest in the partnership using the equity method. In total, at December 31, 2005, the partnership had $47.2 million of mortgage notes outstanding.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2005:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
		(In thousands)
Current and long-term debt	$1,243,153	$199,834	$318,647	$189,446	$535,226
Capital lease obligations, principal only	148,815	1,230	2,792	3,449	141,344
Operating leases	285,444	4,551	9,182	9,066	262,645
Real estate commitments	134,287	69,267	5,020	—	60,000
Development and redevelopment obligations	49,815	47,670	2,145	—	—
Restaurant joint ventures	2,500	2,500	—	—	—
Contractual operating obligations	7,553	5,293	2,168	92	—

Total contractual cash obligations	$1,871,567	$330,345	$339,954	$202,053	$999,215

In addition to the amounts set forth in the table above, the following potential commitments exist:

(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2005, our estimated maximum liability upon exercise of the put option would range from approximately $40 million to $45 million.

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

(c) Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. We estimate our total obligation under the Agreement to be in the range of $1.6 million to $3.0 million. In 2005, 2004 and 2003, we funded approximately $0.3 million, $ 0.4 million and $0.4 million, respectively. In anticipation of further shortfalls of incremental tax revenues to the City, we have accrued approximately $0.4 million as of December 31, 2005 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $0.4 million currently accrued. However, we do not anticipate that our obligation would exceed $0.6 million in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

(d) Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2005, a total of 420,426 operating units are outstanding.

(e) In addition to our contractual obligations, we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. In addition, future rental commitments are not reflected as commitments until the underlying leased space has been delivered for use. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row and Assembly Square.

(f) We are the guarantor for the “non-recourse carve outs” under mortgage notes totaling $36.7 million that are secured by three properties owned by subsidiaries of our unconsolidated joint venture with affiliates of Clarion Lion Properties Fund, a discretionary fund created and advised by ING Clarion Partners. We are not guaranteeing the debt itself. The joint venture indemnifies us for any loss we incur under these guarantees.

(g) Upon completion on or around June 1, 2006, we expect to take possession of approximately 37,000 square feet of retail space under a capital lease. The term of the capital lease is 99 years from the date of possession and requires annual cash payments of approximately $374,000 and will be adjusted every 20 years based on the Consumer Price Index and other factors.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of December 31, 2005:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2005	Interest Rate as of December 31, 2005	Maturity Date
	(Dollars in thousands)
Mortgage Loans (1)
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,881	6.510%	October 1, 2008
164 E. Houston Street	345	145	7.500%	October 6, 2008
Mercer Mall	Acquired	4,578	8.375%	April 1, 2009
Federal Plaza	36,500	34,675	6.750%	June 1, 2011
Tysons Station	7,000	6,505	7.400%	September 1, 2011
Crow Canyon	Acquired	22,258	5.400%	August 11, 2013
Barracks Road	44,300	43,193	7.950%	November 1, 2015
Hauppauge	16,700	16,283	7.950%	November 1, 2015
Lawrence Park	31,400	30,615	7.950%	November 1, 2015
Wildwood	27,600	26,910	7.950%	November 1, 2015
Wynnewood	32,000	31,200	7.950%	November 1, 2015
Brick Plaza	33,000	32,099	7.415%	November 1, 2015
Mount Vernon (2)	13,250	12,556	5.660%	April 15, 2028

Total Mortgage Loans		$270,898

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	$1,810	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Revolving credit facilities (3)	300,000	55,500	LIBOR + 0.75%	October 8, 2006
Term note with banks	100,000	100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks (4)	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Escondido (Municipal Bonds) (5)	9,400	9,400	2.45%	October 1, 2016

Total Notes Payable		$316,755

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2005	Interest Rate as of December 31, 2005	Maturity Date
	(Dollars in thousands)
Senior Notes and Debentures
Unsecured Fixed Rate
6.99% Medium Term Notes (6)	40,500	$40,500	6.894%	March 10, 2006
6.125% Notes (7)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
5.65% Notes	125,000	125,000	5.650%	June 1, 2016
7.48% Debentures (8)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (9)	$40,000	40,000	6.820%	August 1, 2027

Subtotal		655,500
Unamortized Discount		(1,825)

Total Senior Notes and Debentures		$653,675
Capital Lease Obligations

Various		$148,815	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,390,143

1)	Mortgage loans do not include our 30% share ($14.2 million) of the $47.2 million debt of the partnership with Clarion Lion Properties Fund.
2)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
3)	The revolving credit facility offers a one-year extension option. The maximum amount drawn under the facility during 2005 was $159.7 million. The weighted average effective interest rate, including the amortization of deferred financing fees, on borrowings under the facility was 3.69% for the year ended December 31, 2005.
4)	This loan bears interest at LIBOR plus 95 basis points. In January 2004, we purchased interest rate swaps or hedges on this note, which fixed the LIBOR portion of the interest rate at 2.401% through October 2006, resulting in an effective interest rate, assuming no change to our debt rating, of 3.351% through October 2006.
5)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The weighted average effective interest rate, including the amortization of deferred financing fees, was 3.77% for the twelve months ended December 31, 2005. The property is not encumbered by a lien.
6)	We purchased interest rate swaps at issuance (in 1998), thereby reducing the effective interest rate from 6.99% to 6.894%.
7)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.
8)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.
9)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2005, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of December 31, 2005 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

	Secured	Capital Leases	Unsecured		Total
		(In thousands)
2006	$3,649	$1,230	$196,185	(1)	$201,064	(1)
2007	4,213	1,330	150,204		155,747
2008	14,004	1,462	150,226		165,692
2009	8,946	1,658	175,295		185,899
2010	4,930	1,791	275		6,996
2011 and thereafter (2)	235,156	141,344	300,070		676,570	(3)

	$270,898	$148,815	$972,255		$1,391,968

Our organizational documents do not limit the level or amount of debt that we may incur.

1)	Includes $55.5 million outstanding under our revolving credit facility.
2)	Includes $12.6 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013 and $90 million of unsecured debt that may be called by the holders beginning August 1, 2007 as to $40 million thereof and beginning August 15, 2008 as to $50 million thereof.
3)	The total scheduled principal installments and amounts due at maturity differs from the total of debt and capital lease obligations reported in the Trust’s consolidated balance sheet at December 31, 2005 due to the unamortized discount recorded for GAAP purposes on certain senior notes and debentures.

Interest Rate Hedging

We enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in 2005, 2004 and 2003, and we do not anticipate it will have a significant effect in the future.

In January 2004, we entered into an interest rate swap to fix the LIBOR portion of our $150 million term loan issued in October of 2003. This swap fixed the LIBOR portion at 2.401% through October 2006. The current interest rate on this term loan, taking into account this swap, is 3.351% (2.401% plus 95 basis points) and will remain at this rate through October 2006 assuming no change in our debt rating.

In August 2002, in anticipation of a $150 million senior unsecured note offering, we entered into a treasury lock that fixed the five year treasury rate at 3.472% through August 19, 2002. On August 16, 2002, we priced the senior unsecured notes with a scheduled closing date of August 21, 2002 and closed on the associated rate lock. Five-year treasury rates declined between the pricing period and the settlement of the rate lock and therefore, we paid $1.5 million to settle the rate lock. As a result of the August 19, 2002 fire at Santana Row, we did not proceed with the note offering at that time. However, we consummated a $150 million, 6.125% Senior Unsecured Note offering on November 2002, and thus, the hedge loss is being amortized into interest expense over the life of these notes.

We also purchased an interest rate swap that terminates March 2006, with a notional amount of $40.5 million upon issuance of our 6.99% Medium Term Notes, which reduced the effective interest rate from 6.99% to 6.894%.

REIT Qualification

We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income (including net capital gain) to our shareholders.

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

An increase or decrease in FFO available for common shareholders does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis unless necessary for us to maintain REIT status. However, we must distribute 90% of our REIT taxable income (excluding net capital gain) to remain qualified as a REIT. Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income	$114,612	$84,156	$94,497
Gain on sale of real estate	(30,748)	(14,052)	(20,053)
Depreciation and amortization of real estate assets	82,752	81,649	68,202
Amortization of initial direct costs of leases	6,972	7,151	5,801
Depreciation of joint venture real estate assets	630	187	—

Funds from operations	174,218	159,091	148,447
Dividends on preferred stock	(11,475)	(11,475)	(15,084)
Income attributable to operating partnership units	801	1,055	1,317
Preferred stock redemption costs	—	—	(3,423)

Funds from operations available for common shareholders	$163,544	$148,671	$131,257

Weighted average number of common shares, diluted	53,469	52,257	48,619
Funds from operations available for common shareholders, per diluted share	$3.06	$2.85	$2.70

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

We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We are exposed to credit loss in the event of non-performance by the counter party to our interest rate swap used to fix the LIBOR portion of our $150 million term loan. The counterparty of this swap has a long-term debt rating of “A” by Standard and Poor’s Rating Service and “A1” by Moody’s Investor Service as of December 31, 2005.

Interest Rate Risk

The following discusses the effect of hypothetical changes in market rates of interest on interest expense for our variable rate debt and on the fair value of our total outstanding debt, including our fixed-rate debt. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not purport to take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure.

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2028 or through 2077 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments, however. At December 31, 2005 we had $1.2 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at December 31, 2005 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $45.2 million. If interest rates on our fixed-rate debt instruments at December 31, 2005 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $52.0 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2005, we had $164.9 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $1.6 million, and our net income and cash flows for the year would decrease by approximately $1.6 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $1.6 million, and our net income and cash flows for the year would increase by approximately $1.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Quarterly Assessment

We carried out an assessment as of December 31, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.

Principal Executive Officer and Principal Financial Officer Certifications

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.

Internal Control over Financial Reporting

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

Limitations on the Effectiveness of Controls

Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluations

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

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

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

Periodic Evaluation and Conclusion of Internal Control over Financial Reporting

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

Statement of Our Management

Our management has issued a report on its assessment of the Trust’s internal control over financial reporting, which appears on page F-1 of this Annual Report on Form 10-K.

Statement of Our Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Trust’s internal control over financial reporting, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 10.    TRUSTEES AND EXECUTIVE OFFICERS

a.) The tables in the Proxy Statement identifying our Trustees and Board committees under the caption “Election of Trustees” and the section of the Proxy Statement entitled “Executive Officers” are incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of the Proxy Statement entitled “Ratification of Independent Registered Public Accountant” and “Relationship with Independent Registered Public Accountant” are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our consolidated financial statements and notes thereto, together with Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page F-1.

(2) Financial Statement Schedules

Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-32.

(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 2nd day of March, 2006.

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

Signature	Title	Date

/S/ DONALD C. WOOD Donald C. Wood	Chief Executive Officer, Trustee (Principal Executive Officer)	March 2, 2006

/S/ LARRY E. FINGER Larry E. Finger	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 2, 2006

/S/ JOSEPH S. VASSALLUZZO Joseph S. Vassalluzzo	Non-Executive Chairman	March 2, 2006

/S/ JON E. BORTZ Jon Bortz	Trustee	March 2, 2006

/S/ DAVID W. FAEDER David W. Faeder	Trustee	March 2, 2006

/S/ KRISTIN GAMBLE Kristin Gamble	Trustee	March 2, 2006

/S/ WALTER F. LOEB Walter F. Loeb	Trustee	March 2, 2006

/S/ MARK S. ORDAN Mark S. Ordan	Trustee	March 2, 2006

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Management Assessment Report on Internal Control over Financial Reporting

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

Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective based on those criteria, as of the end of our most recent fiscal year.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page F-2.

Report of Independent Registered Public Accounting Firm

Trustees and shareholders of Federal Realty Investment Trust

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (the Trust) as of December 31, 2005 and 2004, and the related consolidated statements of operations, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited management’s assessment, included in the accompanying Management Assessment Report on Internal Controls, that the Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ GRANT THORNTON LLP

Vienna, Virginia

February 27, 2006

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands)
ASSETS
Real estate, at cost
Operating	$2,727,488	$2,434,879
Construction-in-progress	50,593	130,040
Discontinued operations	51,240	101,357

	2,829,321	2,666,276
Less accumulated depreciation and amortization	(663,750)	(595,338)

Net real estate	2,165,571	2,070,938
Cash and cash equivalents	8,639	30,475
Accounts and notes receivable	38,161	34,849
Mortgage notes receivable	40,531	42,909
Investment in real estate partnership	9,375	9,631
Prepaid expenses and other assets	83,168	71,767
Debt issuance costs, net of accumulated amortization of $7,592 and 5,549, respectively	5,407	6,327

TOTAL ASSETS	$2,350,852	$2,266,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$270,898	$251,885
Obligations under capital leases	148,815	159,000
Notes payable	316,755	325,051
Senior notes and debentures	653,675	568,121
Accounts payable and accrued expenses	88,089	80,558
Dividends payable	31,268	28,242
Security deposits payable	8,807	7,745
Other liabilities and deferred credits	38,505	36,806

Total liabilities	1,556,812	1,457,408
Minority interests	19,193	18,954
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares	135,000	135,000
Common shares, $.01 par, 100,000,000 shares authorized, 54,371,057 and 53,616,827 issued, respectively	544	536
Additional paid in capital	1,114,732	1,108,213
Accumulated dividends in excess of net income	(437,817)	(416,026)
Treasury shares at cost, 1,480,360 and 1,480,202 respectively	(28,794)	(28,786)
Deferred compensation on restricted shares	(9,704)	(8,641)
Notes receivable from issuance of common shares	(1,792)	(2,083)
Accumulated other comprehensive income	2,678	2,321

Total shareholders’ equity	774,847	790,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,350,852	$2,266,896

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
REVENUE
Rental income	$395,403	$370,069	$336,530
Other property income	9,557	10,403	5,129
Mortgage interest income	5,370	4,915	4,103

	410,330	385,387	345,762

EXPENSES
Rental	85,086	90,209	80,782
Real estate taxes	39,564	37,549	33,658
General and administrative	19,909	18,164	11,820
Depreciation and amortization	89,457	87,088	72,669

	234,016	233,010	198,929

OPERATING INCOME	176,314	152,377	146,833
Other interest income	2,215	1,504	1,274
Interest expense	(88,566)	(85,058)	(75,232)
Income from real estate partnership	493	205	—
Minority interests	(5,234)	(4,170)	(4,670)

INCOME FROM CONTINUING OPERATIONS	85,222	64,858	68,205
DISCONTINUED OPERATIONS
(Loss) income from discontinued operations	(1,358)	5,246	6,239
Gain on sale of real estate	30,748	14,052	20,053

NET INCOME	114,612	84,156	94,497
Dividends on preferred stock	(11,475)	(11,475)	(15,084)
Preferred stock redemption costs	—	—	(3,423)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$103,137	72,681	$75,990

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations available for common shareholders	$1.40	1.05	$1.05
(Loss) income from discontinued operations	(0.03)	0.10	0.13
Gain on sale of real estate	0.59	0.27	0.42

	$1.96	1.42	$1.60

Weighted average number of common shares, basic	52,533	51,008	47,379

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations available for common shareholders	$1.39	1.04	$1.05
(Loss) income from discontinued operations	(0.03)	0.10	0.13
Gain on sale of real estate	0.58	0.27	0.41

	$1.94	1.41	$1.59

Weighted average number of common shares, diluted	53,050	51,547	48,619

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2005			2004			2003
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital
	(In thousands, except share data)
Common shares
Balance, beginning of year	53,616,827	$536	$1,108,213	50,670,851	$507	$980,227	44,996,382	$450	$818,290
Exercise of stock options	409,920	4	10,947	348,888	3	8,586	2,124,869	21	50,749
Shares issued under dividend reinvestment plan	62,579	1	3,424	82,391	1	3,439	109,835	1	3,541
Performance and restricted shares granted, net of restricted shares retired	78,591	1	4,061	84,617	1	3,632	138,568	1	3,960
Reclassification for preferred stock redemption	—	—	—	—	—	—	—	—	3,423
Issuance of shares in public offering	—	—	—	2,186,749	22	99,011	3,236,245	33	98,368
Conversion and redemption of OP units	203,140	2	(12,806)	203,130	2	8,686	64,952	1	1,896
Shares issued to purchase partnership interests	—	—	—	40,201	—	1,862	—	—	—
Stock compensation associated with variable accounting	—	—	893	—	—	2,770	—	—	—

Balance, end of year	54,371,057	$544	$1,114,732	53,616,827	$536	$1,108,213	50,670,851	$507	$980,227

Accumulated dividends in excess of net income
Balance, beginning of year		$(416,026)			$(386,738)			$(368,839)
Net income		114,612			84,156			94,497
Dividends declared to common shareholders		(124,928)			(101,969)			(93,889)
Preferred share dividends and redemption costs		(11,475)			(11,475)			(18,507)

Balance, end of year		$(437,817)			$(416,026)			$(386,738)

Treasury shares
Balance, beginning of year	(1,480,202)	$(28,786)		(1,470,275)	$(28,445)		(1,461,147)	$(28,193)
Performance and restricted shares forfeited	(158)	(8)		(9,927)	(341)		(9,128)	(252)

Balance, end of year	(1,480,360)	$(28,794)		(1,480,202)	$(28,786)		(1,470,275)	$(28,445)

Deferred compensation on restricted shares
Balance, beginning of year	(226,904)	$(8,641)		(220,666)	$(5,474)		(153,993)	$(2,657)
Performance and restricted shares issued, net of forfeitures	(67,517)	(3,494)		(72,166)	(3,099)		(118,400)	(3,371)
Vesting of performance and restricted shares	87,889	2,431		65,928	(68)		51,727	554

Balance, end of year	(206,532)	$(9,704)		(226,904)	$(8,641)		(220,666)	$(5,474)

Notes receivable from issuance of common shares
Balance, beginning of year	(112,712)	$(2,083)		(156,274)	$(3,615)		(184,063)	$(5,151)
Loans issued	—	—		(16,899)	(411)		(87,641)	(1,999)
Loans paid	26,339	291		60,461	1,943		115,430	3,535

Balance, end of year	(86,373)	$(1,792)		(112,712)	$(2,083)		(156,274)	$(3,615)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$2,321			$(87)			$(4,613)
Adjustments to unrealized gains (losses) on securities		60			27			(92)
Adjustments to unrealized gains on interest rate swaps		297			2,381			3,563
Loss on interest rate hedge transaction		—			—			1,055

Balance, end of year		$2,678			$2,321			$(87)

Comprehensive income
Net income		$114,612			$84,156			$94,497
Adjustments to unrealized gains (losses) on securities		60			27			(92)
Adjustments to unrealized gains on interest rate swaps		297			2,381			3,563
Termination of interest rate swap		—			—			1,055

Total comprehensive income		$114,909			$86,564			$99,023

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
OPERATING ACTIVITIES
Net income	$114,612	$84,156	$94,497
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	91,503	90,438	74,616
Gain on sale of real estate	(30,748)	(14,052)	(20,053)
Equity in income from real estate partnership	(493)	(205)	—
Minority interests	5,234	4,170	4,670
Other, net	3,821	3,336	3,649
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Increase in accounts and notes receivable	(3,274)	(1,879)	(13,417)
(Increase) decrease in prepaid expenses and other assets	(3,964)	4,255	(13,282)
(Decrease) increase in accounts payable, security deposits and prepaid rent	(1,277)	1,394	4,147
(Decrease) increase in accrued expenses	(954)	2,535	634

Net cash provided by operating activities	174,460	174,148	135,461

INVESTING ACTIVITIES
Acquisition of real estate	(96,920)	(101,688)	(50,629)
Investment in real estate partnership	(13)	(9,426)	—
Capital expenditures—development and redevelopment	(143,981)	(53,374)	(153,602)
Capital expenditures—other	(25,676)	(38,112)	(20,379)
Santana Row fire insurance proceeds reducing cost basis	—	—	95,895
Leasing costs	(8,628)	(7,964)	(7,437)
Proceeds from sale of real estate	113,141	56,125	43,909
Issuance (repayment) of mortgage and other notes receivable, net	9,828	(3,172)	(4,991)

Net cash used in investing activities	(152,249)	(157,611)	(97,234)

FINANCING ACTIVITIES
Net borrowings (repayment) under revolving credit facility	500	(44,750)	27,004
Issuance of notes, net of costs	—	—	123,253
Issuance of senior debentures, net of costs	124,013	74,099	—
Repayment of senior debentures	(40,000)	(39,500)	(72,750)
Repayment of mortgages, capital leases and notes payable, net	(4,555)	(3,623)	(43,565)
Redemption of Series A preferred shares	—	—	(100,000)
Issuance of common shares	11,234	109,051	151,126
Dividends paid to common and preferred shareholders	(130,500)	(108,756)	(104,802)
Distributions to minority interests	(4,739)	(7,551)	(6,648)

Net cash used in financing activities	(44,047)	(21,030)	(26,382)

(Decrease) increase in cash and cash equivalents	(21,836)	(4,493)	11,845
Cash and cash equivalents, beginning of year	30,475	34,968	23,123

Cash and cash equivalents, end of year	$8,639	$30,475	$34,968

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization. Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California.

We operate in a manner intended to enable us to qualify as a real estate investment trust or REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, federal income taxes on our REIT taxable income have been and are generally expected to be immaterial. We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states. Such state taxes also have not been material.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row beginning in August 2005 are being conducted through a TRS. As a result of these condominium sales, our TRS incurred approximately $3.5 million of income taxes in 2005. Prior to 2005, our TRS activities were limited and they did not incur any significant income taxes.

Principles of Consolidation and Estimates. Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and numerous partnerships and limited liability companies, which we control. The equity interests of other investors are reflected as minority interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control or manage, using the equity method of accounting.

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

Revenue Recognition and Accounts Receivable. Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue or income. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. The extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. At December 31, 2005 and December 31, 2004 our allowance for doubtful accounts was $6.3 million and $7.6 million, respectively.

Real Estate. Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from three to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The application of SFAS No. 66 can be complex and requires us to make assumptions. We believe the criteria of SFAS No. 66 was met for all real estate sold during 2005, 2004 and 2003 and accordingly, the full gain related to these sales was recognized at the time of sale.

In accordance with SFAS No. 141, “Business Combinations,” our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income. Values assigned to “above market leases” are included in prepaid expenses and other assets and were $6.0 million and $2.5 million at December 31, 2005 and 2004, respectively. Values assigned to “below market leases” are included in other liabilities and deferred credits and were $34.9 million and $19.9 million at December 31, 2005 and 2004, respectively.

We are the lessee of certain land and buildings. We classify our leases of land and building as operating or capital leases in accordance with the provisions of SFAS No. 13, “Accounting for Leases”.

In accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” we capitalize certain costs related to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved. Additionally, in accordance with SFAS No. 34, “Capitalization of Interest Costs,” we capitalize interest costs related to development and redevelopment activities. Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use at which time the project is placed-in service and depreciation commences.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. SFAS No. 144 also requires the sale or disposal of a “component of an entity” to be treated as discontinued operations. The properties sold by us typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented.

Cash and Cash Equivalents. We define cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances in individual banks may exceed insurable amounts.

Prepaid Expenses and Other Assets. Prepaid expenses and other assets consist primarily of lease costs and prepaid property taxes. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and salaries and related costs of personnel directly related to time spent obtaining a lease. Capitalized lease costs are amortized over the life of the related lease. If a tenant vacates its space prior to the contractual termination of its leases, the unamortized balance of any lease costs are written off. Other assets also include the premiums paid for split dollar life insurance covering several officers and former officers which were approximately $4.5 million and $4.4 million at December 31, 2005 and December 31, 2004, respectively.

Debt Issuance Costs. Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method.

Derivative Instruments. We enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in 2005, 2004 and 2003, and we do not anticipate it will have a significant effect in the future.

In January 2004, we entered into an interest rate swap to fix the LIBOR portion of our $150 million term loan issued in October of 2003. This swap fixed the LIBOR portion at 2.401% through October 2006. The current interest rate on this term loan, taking into account this swap, is 3.351% (2.401% plus 95 basis points) and will remain at this rate through October 2006 assuming no change in our debt rating. The amount in other comprehensive income related to this swap is $2.7 million at December 31, 2005. The full balance of this swap will be reclassified into interest expense prior to its termination in October 2006. We are exposed to credit loss in the event of non-performance by the counterparty to this swap. The counterparty of this swap has a long-term debt rating of “A” by Standard and Poor’s Rating Service and “A1” by Moody’s Investor Service as of December 31, 2005.

In August 2002, in anticipation of a $150 million senior unsecured note offering, we entered into a treasury lock that fixed the five year treasury rate at 3.472% through August 19, 2002. On August 16, 2002, we priced the senior unsecured notes with a scheduled closing date of August 21, 2002 and closed on the associated rate lock. Five-year treasury rates declined between the pricing period and the settlement if the rate lock and therefore, we paid $1.5 million to settle the rate lock. As a result of the August 19, 2002 fire at Santana Row, we did not proceed with the note offering at that time. However, we consummated a $150 million, 6.125% Senior Unsecured Note offering on November 2002, and thus, the hedge loss is being amortized into interest expense over the life of these notes.

We also purchased an interest rate swap that terminates March 2006, with a notional amount of $40.5 million upon issuance of our 6.99% Medium Term Notes, which reduced the effective interest rate from 6.99% to 6.894%.

Acquisition, Development and Construction Loan Arrangements. We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. Using guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled “ADC Arrangements” (“the Third Notice”), we evaluate each investment to determine whether the loan arrangement qualifies under the Third Notice as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. Generally, we receive additional interest on these loans, however we never receive in excess of 50% of the residual profit in the project (as defined in the Third Notice) and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof) the loans qualify for loan accounting. The amounts under ADC arrangements are presented as mortgage notes receivable at December 31, 2005 and 2004.

Earnings Per Share. We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in our earnings. In 2005 and 2004, operating partnership units were excluded from diluted EPS as the conversion of these units would have resulted in an anti-dilutive effect.

The following table sets forth the reconciliation between basic and diluted EPS:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
COMPUTATION OF BASIC EARNINGS PER SHARE
Income from continuing operations	$85,222	$64,858	$68,205
Preferred stock dividends	(11,475)	(11,475)	(15,084)
Preferred stock redemption costs	—	—	(3,423)

Income from continuing operations available for common shareholders	73,747	53,383	49,698
(Loss) income from discontinued operations	(1,358)	5,246	6,239
Gain on sale of real estate	30,748	14,052	20,053

Net income available for common shareholders, basic	$103,137	$72,681	$75,990

Weighted average number of common shares, basic	52,533	51,008	47,379

BASIC EARNINGS PER SHARE
Income from continuing operations	$1.40	1.05	$1.05
(Loss) income from discontinued operations	(0.03)	0.10	0.13
Gain on sale of real estate	0.59	0.27	0.42

Net income available for common shareholders, basic	$1.96	$1.42	$1.60

COMPUTATION OF DILUTED EARNINGS PER SHARE
Income from continuing operations available for common shareholders	$73,747	$53,383	$49,698
Income attributable to operating partnership units	—	—	1,317

Income from continuing operations for diluted earnings per share	73,747	53,383	51,015
(Loss) income from discontinued operations	(1,358)	5,246	6,239
Gain on sale of real estate	30,748	14,052	20,053

Net income available for common shareholders, diluted	$103,137	$72,681	$77,307

Weighted average number of common shares, basic	52,533	51,008	47,379
Effect of dilutive securities
Stock option awards	517	539	412
Operating partnership units	—	—	828

Weighted average number of common shares, diluted	53,050	51,547	48,619

DILUTED EARNINGS PER SHARE
Income from continuing operations	$1.39	$1.04	$1.05
(Loss) income from discontinued operations	(0.03)	0.10	0.13
Gain on sale of real estate	0.58	0.27	0.41

Net income available for common shareholders, diluted	$1.94	$1.41	$1.59

Stock-Based Compensation. We account for our stock-based compensation arrangements in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” requires us to disclose the effects on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to our stock-based compensation arrangements. The effect on net income and EPS if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation arrangements is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income, as reported	$114,612	$84,156	$94,497
Stock-based employee compensation cost included in net income	3,992	3,497	1,286
Stock-based employee compensation cost under the fair value method for all rewards	(3,802)	(2,800)	(1,892)

Pro forma net income—basic	$114,802	$84,853	$93,891

Earnings Per Share:
Basic, as reported	$1.96	$1.42	$1.60
Basic, pro forma	$1.97	$1.44	$1.59
Net income available for common shareholders, diluted	$103,137	$72,681	$77,307
Stock-based employee compensation cost included in net income	3,992	3,497	1,286
Stock-based employee compensation cost under the fair value method for all rewards	(3,802)	(2,800)	(1,892)

Pro forma net income—diluted	$103,327	$73,378	$76,701

Earnings Per Share:
Diluted, as reported	$1.94	$1.41	$1.59
Diluted, pro forma	$1.95	$1.42	$1.58

Redemption of Preferred Stock and Reclassifications. On June 13, 2003, we redeemed our $100 million 7.95% Series A Cumulative Redeemable Preferred Shares at their face value. The original issuance costs of $3.4 million were charged to shareholders’ equity in 1997, when the shares were issued. On July 31, 2003, the Emerging Issues Task Force provided clarification on the treatment of the difference between the redemption value and the carrying value, adjusting for issuance costs, for GAAP financial reporting. As a result of this change in accounting presentation, our Consolidated Statement of Operations for the year ended December 31, 2003 reflects a charge of $3.4 million in “Preferred stock redemption costs” as a reduction of net income in computing net income available for common shareholders. Certain other 2004 and 2003 amounts have been reclassified to conform with the 2005 presentation. These other reclassifications had no effect on net income or shareholders’ equity.

Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities.” FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46-R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We have evaluated the applicability of FIN 46-R to our investments in certain restaurant joint ventures and our real estate partnership with affiliates of Clarion Lion Properties Fund and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. We have also evaluated the applicability of FIN 46-R to our mortgage loans receivable and determined that they are not variable interest entities.

Our investment balance in these restaurant joint ventures was approximately $6.8 million and $5.1 million at December 31, 2005 and 2004, respectively. Our equity in earnings from these restaurant joint ventures was $1.3 million, $1.1 million and $0.2 million in 2005, 2004 and 2003, respectively. Our investment balances and earnings from mortgage notes receivable and our real estate partnership are presented in our consolidated balance sheets and consolidated statements of operations.

On December 29, 2005, we entered into a Section 1031 like-kind exchange agreement with a third party intermediary related to the acquisition of Crow Canyon Commons. The exchange agreement is for maximum of 180 days and allows us to defer gains on sale on other properties sold within this period. Until the earlier of termination of this exchange agreement or June 27, 2006, the third party intermediary is the legal owner of the property, although we control the property and retain all of the economic benefits and risks associated with the property. We have determined that this property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, as of December 31, 2005, we consolidate the property and its operations.

New Accounting Pronouncement. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments.” We are required to adopt SFAS No. 123R on January 1, 2006. SFAS 123R is similar to the fair-value approach permitted by SFAS No. 123, “Accounting for Stock-Based Compensations.” However, 123R requires all share-based awards to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosures, which we have previously provided as permitted by 123, are no longer an alternative.

Effective January 1, 2006, we will adopt 123R using the modified prospective approach. The modified prospective approach requires the recognition of compensation cost for share-based awards based on the grant-date fair value from the beginning for the fiscal period in which the provisions of 123R are first applied. Measurement and recognition of compensation costs for share-based awards granted prior to, but not yet vested as of, the date 123R is adopted are based on the same method used previously under SFAS 123. Share-based awards granted, modified, or settled after 123R is adopted, will be measured and recognized in the financial statements in accordance with the provisions of 123R.

We have used the Black-Scholes model to calculate the fair value of options under 123 and intend to continue to utilize this model to compute the fair value of options under 123R. Upon the adoption of 123R, we expect to recognize a cumulative effect of change in accounting principle which will increase net income by approximately $2 million. This cumulative effect is related to certain performance shares issued to certain officers and employees in 2002 and 2003 that were required to be adjusted to fair value at each reporting date under APB No. 25, because the ultimate number of these shares that will vest is dependent on the achievement of certain performance targets. Under 123R, these performance awards are accounted for based on their grant-date fair value and are not adjusted to fair value at each reporting date.

While there are certain differences between 123 and 123R, we believe that our pro forma disclosures under 123 approximate the effect of 123R. Other than the cumulative effect of adoption discussed above, we do not believe that the adoption of 123R will have a material impact on our financial position or results of operations.

NOTE 2. REAL ESTATE AND ENCUMBRANCES

A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
		(In thousands)
December 31, 2005
Retail and mixed-use properties	$2,540,395	$563,391	$270,898
Retail properties under capital leases	262,083	92,943	148,815
Residential	26,843	7,416	—

	$2,829,321	$663,750	$419,713

December 31, 2004
Retail and mixed-use properties	$2,377,099	$504,886	$251,885
Retail properties under capital leases	262,431	83,574	159,000
Residential	26,746	6,878	—

	$2,666,276	$595,338	$410,885

Retail and mixed-use properties includes the residential portion of our Santana Row development property. The residential property investments are comprised of our investments in Rollingwood Apartments and Crest Apartments at Congressional Plaza.

A summary of our significant acquisitions in 2005 and 2004 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
Year ended December 31, 2005
March 1	Assembly Sq./Sturtevant St.	Somerville, MA	551,000	$66.4	(1)
December 29	Crow Canyon Commons	San Ramon, CA	228,000	$47.5	(2)

Year ended December 31, 2004
March 31	Westgate Mall	San Jose, CA	637,000	$97.0	(3)

(1)	Approximately $3.4 million and $5.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.
(2)	Approximately $0.8 million and $3.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively. Additionally, the purchase price includes $22.3 million for an assumed mortgage.
(3)	Approximately $1.7 million and $18.0 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.

A summary of our significant dispositions in 2005 and 2004 is as follows:

Date	Property	Location	Gross Leasable Area	Sales Price	Gain
			(In square feet)	(In millions)
Year ended December 31, 2005
February 15	420 & 501 South Mill	Tempe, AZ	40,000	$13.7	$4.0
June 2	Cone & Andary Buildings	Winter Park, FL	28,000	$11.1	$3.5
Various after August 26	Condominiums at Santana Row (130 units)	San Jose, CA	N/A	$89.2	$23.5	(1)

Year ended December 31, 2004
June 3 and September 16	Village at Shirlington (land parcels)	Arlington, VA	N/A	$7.7	$3.7
June 14	Magruders Center	Rockville, MD	109,000	$14.3	$5.4
July 1	Plaza Del Mercado (2)	Silver Spring, MD	96,000	$20.6	$0.1
December 15	314-324 & 339 W. Main St. and 135 S. Main St.	West Hartford and Avon, CT	63,000	$11.2	$3.6

(1)	Gain of $23.5 million is net of $3.4 million in taxes.
(2)	Contributed to real estate partnership with Clarion Lion Properties Fund.

On August 26, 2005, we began closing sales of 219 condominium units located at Santana Row. As of December 31, 2005, we had sold 130 units and the cost of the remaining 89 units held for sale is presented as real estate—discontinued operations. Results of all properties sold and condominiums held for sale constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Rental income from discontinued operations	$5,511	$11,351	$13,356
(Loss) income from discontinued operations	$(1,358)	$5,246	$6,239

Mortgages payable and capital lease obligations are due in installments over various terms extending to 2028 and 2076, respectively, with interest rates ranging from 5.40% to 11.25%. Our mortgages payable consist of the following:

		Principal Balance as of		Interest Rate as of December 31, 2005
	Original Debt Issued	December 31,
Description of Debt		2005	2004		Maturity Date
		(Dollars in thousands)
Leesburg Plaza	$9,900	$9,881	$9,900	6.510%	October 1, 2008
164 E. Houston St.	345	145	189	7.500%	October 6, 2008
Mercer Mall	Acquired	4,578	4,639	8.375%	April 1, 2009
Federal Plaza	36,500	34,675	35,127	6.750%	June 1, 2011
Tysons Station	7,000	6,505	6,633	7.400%	September 1, 2011
Crow Canyon	Acquired	22,258	—	5.400%	August 11, 2013
Barracks Road	44,300	43,193	43,728	7.950%	November 1, 2015
Hauppauge	16,700	16,283	16,484	7.950%	November 1, 2015
Lawrence Park	31,400	30,615	30,994	7.950%	November 1, 2015
Wildwood	27,600	26,910	27,243	7.950%	November 1, 2015
Wynnewood	32,000	31,200	31,586	7.950%	November 1, 2015
Brick Plaza	33,000	32,099	32,533	7.415%	November 1, 2015
Mount Vernon	13,250	12,556	12,829	5.660%	April 15, 2028

		$270,898	$251,885

Scheduled principal payments on mortgage loan indebtedness as of December 31, 2005 are as follows:

(In thousands)
Year Ending December 31,
2006	$3,649
2007	4,213
2008	14,004
2009	8,946
2010	4,930
Thereafter	235,156

$270,898

Future minimum lease payments and their present value for property under capital leases as of December 31, 2005, are as follows:

(In thousands)
Year Ending December 31,
2006	$14,104
2007	14,113
2008	14,141
2009	14,215
2010	14,215
Thereafter	434,328

505,116
Less amount representing interest	(356,301)

Present value	$148,815

The minimum payments under certain capital leases are revised every ten years when the owner refinances its debt related to these properties. In December 2005, our minimum payments were reduced in connection with the owner’s refinancing. As a result of the reduction in our minimum payments, we decreased both the related capital lease obligations and the carrying amounts of the related buildings by $9.0 million.

Certain of our capital lease obligations require payments based on the performance of the related properties in addition to the minimum payment amounts set forth above. The additional performance based payments were $4.6 million, $3.9 million and $3.5 million in 2005, 2004 and 2003, respectively.

Our 103 retail properties at December 31, 2005 are located in 12 states and the District of Columbia. There are approximately 2,200 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.5% of annualized base rent.

Our leases with commercial property and residential tenants are classified as operating leases. Leases on apartments are generally for a period of one year or less. Commercial property leases generally range from three to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, usually provide for percentage rents based on the tenant’s level of sales achieved and cost recoveries for the tenant’s share of certain operating costs.

Minimum future commercial property rentals on noncancelable operating leases, before any reserve for uncollectible amounts, on operating properties as of December 31, 2005 are as follows:

(In thousands)
Year Ending December 31,
2006	$306,485
2007	287,622
2008	257,885
2009	226,223
2010	191,256
Thereafter	1,375,138

$2,644,609

The principal components of rental income are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Minimum rents
Retail and commercial	$300,230	$279,494	$258,126
Residential	7,407	6,759	4,469
Cost reimbursement	76,154	71,870	62,982
Percentage rent	6,211	5,531	5,895
Other	5,401	6,415	5,058

	$395,403	$370,069	$336,530

Minimum rents include $7.6 million, $3.6 million and $1.9 million for 2005, 2004 and 2003, respectively, to recognize minimum rents on a straight-line basis. Straight-line rental income in 2005 includes the impact of changes in estimates of the collectibility of certain long-term receivables which increased straight-line rental income by $1.2 million. In addition, minimum rents include $1.6 million, $1.6 million and $0.3 million for 2005, 2004 and 2003, respectively, to recognize income for market lease adjustments in accordance with SFAS

No. 141. Residential minimum rents consist of the entire rental amounts at Rollingwood Apartments, the Crest at Congressional Plaza Apartments and residential units at Santana Row not sold or held for sale at December 31, 2005.

The principal components of rental expense are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Repairs and maintenance	$27,617	$24,059	$23,290
Utilities	14,150	15,247	12,710
Management fees and costs	12,024	13,301	10,919
Insurance	6,239	7,543	7,190
Payroll — properties	7,260	7,757	7,642
Ground rent	5,281	5,389	5,096
Other	12,515	16,913	13,935

	$85,086	$90,209	$80,782

NOTE 3. MORTGAGE NOTES RECEIVABLE

At December 31, 2005 and 2004, we had mortgage notes receivable with an aggregate carrying amount of $40.5 million and $42.9 million, respectively, which is net of an allowance for collectibility of $4.5 million and $5.0 million, respectively. These mortgage notes are due over various terms from May 2011 to May 2021. At December 31, 2005 and 2004, our mortgages had a weighted average interest rate of 11.90% and 11.25%, respectively. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and, upon sale of the properties, we will share in the appreciation of the properties. One mortgage note can accrue up to an additional $2.2 million of unpaid interest under the mortgage.

We made a $5.9 million loan secured by a building in San Francisco, California in January 2001 that was originally due February 28, 2003 but was not repaid on the due date. The loan was renegotiated with an interest rate of 6.0% and repaid in full on August 23, 2005.

NOTE 4. REAL ESTATE PARTNERSHIP

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $42 million and $98 million, respectively, of equity capital to acquire properties with a targeted investment date through June 2006. No assurances can be made that we will identify properties that meet the acquisition requirements of the Partnership. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. In 2004, the Partnership acquired four shopping centers in the East for $75.8 million. As of December 31, 2005, we have made total contributions of $9.4 million and received total distributions of $0.8 million. We account for our interest in the Partnership using the equity method.

The following are the summarized operating results and the financial position of the Partnership:

	Year Ended December 31, 2005	Period from Inception (July 1, 2004) to December 31, 2004
	(In thousands)
OPERATING RESULTS
Revenue	$8,384	$2,489
Expenses
Depreciation and amortization	2,099	626
Other operating expenses	2,178	565
Interest expense	2,464	616

Total expenses	6,741	1,807

Net income	$1,643	$682

Our share of net income from real estate partnership	$493	$205

	December 31,
	2005	2004
	(In thousands)
BALANCE SHEETS
Real estate, net	$79,050	$80,345
Cash	1,452	2,108
Other assets	3,599	3,419

Total assets	$84,101	$85,872

Mortgages payable	$47,225	$47,225
Other liabilities	5,506	6,544
Partners’ capital	31,370	32,103

Total liabilities and partners’ capital	$84,101	$85,872

Our share of unconsolidated debt	$14,168	$14,168

Our investment in real estate partnership	$9,375	$9,631

For mortgage notes totaling $36.7 million at December 31, 2005 that are secured by three properties owned by subsidiaries of the Partnership, we are the guarantor for the obligations of the joint venture, which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. The fair value of our mortgages payable, notes payable, and senior notes and debentures is sensitive to fluctuations in interest rates. Quoted market prices were used to estimate the fair value of our marketable senior notes and debentures and discounted cash flow analysis are generally used to estimate the fair value of our mortgages and notes payable, using current interest rates for similar mortgages and notes. Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our mortgages payable, notes payable and senior notes and debentures is as follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(In thousands)
Mortgages and notes payable	$587,653	$599,667	$576,936	$600,431
Senior notes	$653,675	$675,278	$568,121	$613,529

NOTE 6. NOTES PAYABLE

Our notes payable consist of the following:

		Principal Balance as of		Interest Rate as of
Description of Debt	Original Debt Issued	December 31, 2005	December 31, 2004	December 31, 2005	Maturity Date
	(Dollars in thousands)
Revolving credit facilities	$300,000	$55,500	$55,000	LIBOR + 0.75%	October 8, 2006
Term note with banks	$100,000	100,000	100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks	$150,000	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Perring Plaza Renovation	$3,087	1,810	1,977	10.00%	January 31, 2013
Escondido (Municipal Bonds)	$9,400	9,400	9,400	2.71%	October 1, 2016
Loehmann’s Redemption Note	$8,629	—	8,629	2.34%	September 27, 2006
Other	$295	45	45	Various	Various

Total notes payable		$316,755	$325,051

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

In January 2004, to hedge our exposure to interest rate fluctuations on the $150 million five-year term loan, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 95 basis points) on a notional amount of $150 million. This swap qualifies as a cash flow hedge as discussed in Note 1.

The maximum amount drawn under our revolving credit facilities during 2005, 2004 and 2003 was $159.7 million, $165.0 million and $215.0 million, respectively. In 2005, 2004 and 2003, the weighted average interest rate on borrowings was 3.7%, 2.2% and 3.4%, respectively, and the average amount outstanding was $105.1 million, $74.4 million and $96.9 million, respectively. The facility requires us to comply with various financial covenants, including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At December 31, 2005, we were in compliance with all loan covenants.

NOTE 7. SENIOR NOTES AND DEBENTURES

Unsecured senior notes and debentures consist of the following:

	December 31,
	2005	2004
	(In thousands)
6.625% Notes due December 1, 2005	$—	$40,000
6.99% Medium-term notes due March 10, 2006	40,500	40,500
6.82% Medium-term notes due August 1, 2027, redeemable at par by holder August 1, 2007	40,000	40,000
6.125% Notes due November 15, 2007	150,000	150,000
7.48% Debentures due August 15, 2026, redeemable at par by holder August 15, 2008	50,000	50,000
8.75% Notes due December 1, 2009	175,000	175,000
4.5% Notes due February 15, 2011	75,000	75,000
5.65% Notes due June 1, 2016	125,000	—

	655,500	570,500
Less: unamortized debt discount	(1,825)	(2,379)

	$653,675	$568,121

These loan agreements contain various covenants, including limitations on the amount of debt and minimum debt service coverage ratios. At December 31, 2005, we were in compliance with all covenants. No principal is due on these notes prior to maturity.

In October 2002, we filed a $500 million shelf registration statement, declared effective on November 6, 2002, with the Securities and Exchange Commission which allows the issuance of debt securities, preferred shares and common shares. As of December 31, 2005, $100 million was available under our shelf registration.

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

We paid off our 6.625% Notes on their due dates of December 1, 2005 for their full principal balance of $40.0 million plus accrued interest of $1.3 million.

On December 2, 2005 we issued $125 million of fixed rate notes which mature in June 2016 and bear interest at 5.65%. The proceeds of this note offering were used to pay down our revolving credit facility, including amounts drawn to pay off our 6.625% Notes due December 2005.

NOTE 8. DIVIDENDS

A summary of dividends declared and paid per share is as follows:

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$2.370	$2.320	$1.990	$1.975	$1.950	$1.945
8.5% Series B Cumulative Redeemable Preferred	$2.125	$2.125	$2.125	$2.125	$2.125	$2.125

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2005	2004	2003
Common shares
Ordinary dividend	$1.601	$1.876	$1.421
Ordinary dividend eligible for 15% rate	0.093	—	—
Capital gain	0.626	0.099	0.524

	$2.320	$1.975	$1.945

8.5% Series B Cumulative Redeemable Preferred
Ordinary dividend	$1.551	$2.019	$1.769
Capital gain	0.574	0.106	0.356

	$2.125	$2.125	$2.125

On October 28, 2005, the Trustees declared a quarterly cash dividend of $0.555 per common share, payable January 16, 2006 to common shareholders of record on January 3, 2006. Dividends declared in 2005 include a $0.20 special dividend paid on December 20, 2005. Also on October 28, 2005, the Trustees declared a quarterly cash dividend of $0.53125 per share on our Series B Cumulative Redeemable Preferred Shares, payable on January 31, 2006 to shareholders of record on January 16, 2006, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are currently a party to various legal proceedings. We do not believe that the ultimate outcome of these matters, either individually or in the aggregate, will have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Currently, we have two matters expected to go to trial in 2006. Based on the facts of these matters and advice from our legal counsel, we believe that we will prevail in both matters. If, however, we are unsuccessful in our defense of either of these matters, there is a possibility that there will be a material adverse impact on our net income in the period in which we would pay the damages awarded in any adverse judgment. Also under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties due to certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, due to certain matters relating to the ownership of the properties prior to their acquisition by us.

We reserve for estimated losses, if any, associated with warranties given to a buyer at the time real estate is sold or other potential liabilities relating to that sale, taking any insurance policies into account. These warranties may extend up to ten years and require significant judgment. Any increases to our estimated warranty losses would usually result in a decrease in net income.

We are self-insured for general liability costs up to predetermined retained amounts per claim, and we believe that we maintain adequate accruals to cover our retained liability. We currently do not maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuary valuations and future increases in costs of claims, when making these determinations. If our liability costs exceed these accruals, it will reduce our net income.

At December 31, 2005 and 2004, our reserves for warranties and general liability costs were $6.2 million and $2.9 million, respectively. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2005 and 2004, we did not make any payments related to warranty claims.

We are committed to invest approximately $13.3 million in restaurant joint ventures at Santana Row, of which $10.8 million has been invested as of December 31, 2005.

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2005, our estimated maximum liability upon exercise of the put option would range from approximately $40 million to $45 million. In conjunction with the construction of the apartments at the property that were completed in 2003, 8.03% of the third party’s interest in Congressional Plaza was re-allocated to us, effective January 1, 2004, thereby lowering the third party’s ownership percentage from 37.50% to its current level of 29.47%, as a result of our having funded approximately $7 million of the third party’s share of the redevelopment cost.

Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2005, a total of 420,426 operating units are outstanding.

Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. We estimate our total obligation under the Agreement to be in the range of $1.6 million to $3.0 million. In 2005, 2004 and 2003, we funded approximately $0.3 million, $ 0.4 million and $0.4 million, respectively. In anticipation of further shortfalls of incremental tax revenues to the City, we have accrued approximately $0.4 million as of December 31, 2005 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $0.4 million currently accrued. However, we do not anticipate that our obligation would exceed $0.6 million in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

We have three leases in which the lessor has a put option, which would require us to purchase the properties during the remaining lease term. If the lessor were to exercise this option in 2006, the purchase price would be approximately $63 million.

A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.

Upon completion of construction on or around June 1, 2006, we expect to take possession of certain retail space under a capital lease. The term of the capital lease is 99 years from the date of possession and requires annual cash payments of approximately $374,000 and will be adjusted every 20 years based on the Consumer Price Index and other factors.

Upon completion of construction, we are committed to purchase certain retail space for $6.3 million. Construction of this retail space is expected to be completed in 2006.

As of December 31, 2005 in connection with renovation and development projects, the Trust has contractual obligations of approximately $49.8 million.

We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2005:

(In thousands)
Year Ending December 31,
2006	$4,551
2007	4,598
2008	4,584
2009	4,529
2010	4,537
Thereafter	262,645

$285,444

NOTE 10. SHAREHOLDERS’ EQUITY

In November 2001, we issued 5.4 million 8.5% Series B Cumulative Redeemable Preferred Shares (the “Preferred Shares”) at $25 per share in a public offering. The Preferred Shares are not redeemable prior to November 27, 2006. On or after that date, the Preferred Shares may be redeemed, in whole or in part, at our option, at a redemption price of $25 per share plus all accrued and unpaid dividends. Dividends on the Preferred Shares are payable quarterly in arrears on the last day of January, April, July and October.

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

We have a Dividend Reinvestment Plan, whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2005, 2004 and 2003, 62,579 shares, 82,391 shares and 109,835 shares, respectively, were issued under the Plan.

In 2005, 2004 and 2003, 78,591 common shares, 84,617 common shares and 138,568 common shares, respectively, were awarded to key employees, under various incentive compensation programs designed to directly link a significant portion of their current and long term compensation to the prosperity of the Trust and its shareholders. The shares vest over terms from 3 to 5 years. We recorded compensation expense of $3.9 million, $3.5 million and $1.3 million for 2005, 2004 and 2003, respectively, under our long term incentive plans. The weighted-average grant-date fair value of stock awarded in 2005, 2004 and 2003 was $51.35, $42.94 and $28.01, respectively.

In February 2002 and 2003, we granted performance awards of 30,000 and 120,000 shares, respectively, to certain officers and employees of the Trust. Pursuant to the terms of these awards, 20% of the performance shares will vest for any calendar year in which we exceed certain performance targets for the same period. Any performance awards, which remain unvested after 2011 and 2012, respectively, will be forfeited.

In 2004 and 2003, tax loans were made in connection with restricted share grants to certain of our officers and in connection with the Share Purchase Plans. The balance of these loans was $300,000 at December 31, 2004. These loans were paid in full in May, 2005.

On February 16, 2006, common shares and options were awarded under various incentive compensation plans as follows:

Award	Vesting Term	Beneficiary
75,607 Restricted shares	Ranging from immediate to 5 years	Officers and key employees
312,813 Options	Ranging from 3 to 5 years	Officers and key employees
2,727 Shares	Immediate	Trustees

All of the restricted share awards granted on February 16, 2006, were made under our 2001 Plan.

NOTE 11. STOCK OPTION PLAN

Our 1993 Long Term Incentive Plan (“the 1993 Plan”) authorized the grant of options and other stock based awards for up to 5.5 million shares. Options granted under the 1993 Plan have ten year terms and vest in one to five years. The 1993 Plan expired in May 2003.

In May 2001 our shareholders’ approved our 2001 Long Term Incentive Plan (“the 2001 Plan”) which authorized an additional 1,750,000 shares for future option and other stock based awards.

The option price to acquire shares under the 2001 Plan and previous plans is required to be at least the fair market value at the date of grant. As a result of the exercise of options, we had outstanding from our officers and employees notes for $1.8 million at December 31, 2005 and 2004. These notes bear interest at LIBOR plus a market-rate spread with the rate adjusted annually. These notes are collateralized by the shares with recourse to the borrower and have five-year terms. Option awards made in 2001 and later do not provide for employees to be able to exercise their options with a loan from the Trust.

SFAS No. 123, “Accounting for Stock-Based Compensation” requires pro forma information regarding net income and earnings per share as if we accounted for our stock options under the fair value method of SFAS No. 123. The estimated fair value for options issued in 2005, 2004 and 2003 is $1.2 million, $1.1 million and $582,000, respectively, as of the date of grant, using a Black Scholes model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.1%, 4.5% and 3.2%; volatility factors of the expected market price of our shares of 18%, 20% and 16%; weighted average expected life of the option of 5.0 years, 5.3 years and 6.0 years; and weighted average dividend yields of 3.78%, 4.62% and 8.85%.

Because option valuation models require the input of highly subjective assumptions, such as the expected stock price volatility, and because changes in these subjective input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of the fair value of its stock options.

A summary of our stock option activity is as follows:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2002	3,220,742	$23.76
Options granted 2003	419,500	$28.30
Options exercised 2003	(2,124,869)	$23.89
Options forfeited 2003	(53,333)	$25.00

Outstanding at December 31, 2003	1,462,040	$24.86
Options granted 2004	187,500	$42.86
Options exercised 2004	(348,868)	$24.62
Options forfeited 2004	(69,331)	$30.58

Outstanding at December 31, 2004	1,231,341	$27.34
Options granted 2005	164,500	$58.46
Options exercised 2005	(409,889)	$26.71
Options forfeited 2005	(27,497)	$41.78

Outstanding at December 31, 2005	958,455	$32.52

Options exercisable at December 31, 2005	659,626	$25.12
Options exercisable at December 31, 2004	846,496	$23.99
Options exercisable at December 31, 2003	931,929	$23.54

Information about options outstanding at December 31, 2005, is summarized below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$18.00–$34.99	666,193	4.6	$24.10	612,783	$23.74
$35.00–$49.99	120,262	9.0	$42.42	41,010	$42.02
$50.00–$65.05	172,000	9.9	$58.19	5,833	$51.31

$18.00–$65.05	958,455	6.1	$32.52	659,626	$25.12

The weighted average grant date fair value per option for options granted in 2005, 2004 and 2003 was $7.01, $6.13 and $1.32, respectively.

NOTE 12. SAVINGS AND RETIREMENT PLANS

We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. For employees who choose to contribute, their contributions can range, at their discretion, from 1% to 20% of compensation up to a maximum of $14,000, $13,000 and $12,000 for 2005, 2004 and 2003, respectively. Under the plan, we contribute 50% of each employee’s first 5% of contributions. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our employees are immediately eligible to become plan participants. Effective as of January 1, 2005 employees are eligible to receive matching contributions immediately on their participation, however, these matching payments will not vest until their first anniversary of employment. Our expense for the years ended December 31, 2005, 2004 and 2003 was $333,000, $252,000 and $237,000, respectively.

A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994. The plan allows the participants to defer future income until the earlier of age 65 or termination of employment. As of December 31, 2005, we are liable to participants for approximately $4.5 million under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying financial statements.

NOTE 13. INTEREST EXPENSE

We incurred interest totaling $94.2 million, $90.2 million and $88.7 million in 2005, 2004 and 2003, respectively, of which $5.7 million, $5.1 million, and $13.5 million respectively, was capitalized. Interest paid was $90.0 million, $85.7 million and $85.7 million in 2005, 2004 and 2003, respectively.

NOTE 14. SUBSEQUENT EVENTS

On January 20, 2006, we acquired 4900 Hampden Lane, a fully leased 35,000 square feet retail building for $12.0 million in cash. This property is located in Bethesda, Maryland adjacent to our Bethesda Row property.

On January 27, 2006, we acquired Gold’s Gym Plaza, a fully leased 60,000 square feet retail building for $10.0 million. This property is located in Alexandria, Virginia adjacent to our Mount Vernon and South Valley properties.

On February 17, 2006, the Trustees declared a quarterly dividend of $0.555 per common share payable on April 17, 2006 and a special dividend of $0.20 per common share payable on March 30, 2006, both to shareholders of record on March 14, 2006. The special dividend is a result of the sales of condominiums of Santana Row. Also on February 17, 2006, the Trustees declared a quarterly cash dividend of $0.53125 per share on our Series B Cumulative Redeemable Preferred Shares, payable on April 28, 2006 to shareholders of record on April 17, 2006.

NOTE 15. SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based on changes in our property management structure in 2004, we determined that our portfolio should be divided into two operating regions (East and West), rather than three (Northeast, Mid-Atlantic and West) as previously reported.

A summary of our operations by geographic region is presented below:

	Year Ended December 31, 2005
	East	West	Other	Total
		(In thousands)
Rental income	$311,918	$83,485	$—	$395,403
Other property income	4,169	5,388	—	9,557
Mortgage interest income	2,818	2,552	—	5,370
Rental expenses	(58,698)	(26,388)	—	(85,086)
Real estate taxes	(32,802)	(6,762)	—	(39,564)

Property operating income	227,405	58,275	—	285,680
General and administrative expense	—	—	(19,909)	(19,909)
Depreciation and amortization	(62,925)	(25,063)	(1,469)	(89,457)
Other interest income	2,121	94	—	2,215
Interest expense	—	—	(88,566)	(88,566)
Income from real estate partnership	—	—	493	493

Income before minority interests and discontinued operations	$166,601	$33,306	$(109,451)	$90,456

Total assets	$1,368,925	$908,621	$73,306	$2,350,852

	Year Ended December 31, 2004
	East	West	Other	Total
		(In thousands)
Rental income	$295,061	$75,008	$—	$370,069
Other property income	3,887	6,516	—	10,403
Mortgage interest income	2,839	2,076	—	4,915
Rental expenses	(60,722)	(29,487)	—	(90,209)
Real estate taxes	(31,817)	(5,732)	—	(37,549)

Property operating income	209,248	48,381	—	257,629
General and administrative expense	—	—	(18,164)	(18,164)
Depreciation and amortization	(63,081)	(22,581)	(1,426)	(87,088)
Other interest income	1,397	107	—	1,504
Interest expense	—	—	(85,058)	(85,058)
Income from real estate partnership	—	—	205	205

Income before minority interests and discontinued operations	$147,564	$25,907	($104,443)	$69,028

Total assets	$1,264,135	$911,136	$91,625	$2,266,896

	Year Ended December 31, 2003
	East	West	Other	Total
		(In thousands)
Rental income	$276,733	$59,797	$—	$336,530
Other property income	3,688	1,441	—	5,129
Mortgage interest income	2,769	1,334	—	4,103
Rental expenses	(57,315)	(23,467)	—	(80,782)
Real estate taxes	(29,445)	(4,213)	—	(33,658)

Property operating income	196,430	34,892	—	231,322
General and administrative expense	—	—	(11,820)	(11,820)
Depreciation and amortization	(56,609)	(15,139)	(921)	(72,669)
Other interest income	925	349	—	1,274
Interest expense	—	—	(75,232)	(75,232)

Income before minority interests and discontinued operations	$140,746	$20,102	($87,973)	$72,875

Total assets	$1,309,803	$751,717	$79,665	$2,141,185

There are no transactions between geographic areas.

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2005
Rental income (1)	$98,306	$96,175	$97,233	$103,689
Net income	$23,997	$24,807	$30,680	$35,128
Net income available for common shareholders	$21,128	$21,938	$27,812	$32,259
Earnings per common share — basic	$0.40	$0.42	$0.53	$0.61
Earnings per common share — diluted	$0.40	$0.41	$0.52	$0.61

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2004
Rental income (1)	$89,388	$93,243	$93,459	$93,979
Net income	$17,246	$26,332	$18,660	$21,918
Net income available for common shareholders	$14,377	$23,463	$15,792	$19,049
Earnings per common share — basic	$0.29	$0.46	$0.30	$0.37
Earnings per common share — diluted	$0.28	$0.45	$0.30	$0.36

(1)	As required by SFAS No. 144, rental income has been reduced to reflect the results of discontinued operations. Rental income from these discontinued assets, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2005 rental income from discontinued operations	$1,791	$2,003	$1,115	$602
2004 rental income from discontinued operations	$3,176	$3,249	$2,311	$2,615

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION

December 31, 2005

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions			Land	Building and Improvements		Land	Building and Improvements	Total
ALLWOOD (New Jersey)	NJ	$3,061,490	—	$3,920,000	$73,258	$—	$3,993,258	$3,993,258	$2,216,590	1958	12/12/88	35 years
ANDORRA (Pennsylvania)	PA	—	2,432,000	12,346,000	8,138,527	2,432,107	20,484,527	22,916,633	9,719,206	1953	01/12/88	35 years
ASSEMBLY SQUARE (Massachusetts)	MA	—	34,413,379	34,195,679	34,773,216	34,413,379	68,968,895	103,382,274	759,333	2005	03/01/05	35 years
BALA CYNWYD (Pennsylvania)	PA	—	3,565,000	14,466,000	8,019,039	3,565,500	22,484,539	26,050,039	7,973,517	1955	09/22/93	35 years
BARRACKS ROAD (Virginia)	VA	43,192,871	4,363,000	16,459,000	20,429,582	4,362,713	36,888,582	41,251,295	24,607,421	1958	12/31/85	35 years
BETHESDA ROW (Maryland)	MD	12,576,000	9,114,000	20,821,000	54,597,061	7,415,873	75,405,061	82,820,934	17,675,364	1945-2000	12/31/93	35 - 50 years
BLUESTAR (New Jersey)	NJ	23,366,468	—	29,922,000	6,727,914	—	36,649,914	36,649,914	19,532,739	1959	12/12/88	35 years
BRICK PLAZA (New Jersey)	NJ	32,098,531	—	24,715,000	30,695,691	3,788,189	51,622,691	55,410,880	24,900,919	1958	12/28/89	35 years
BRISTOL (Connecticut)	CT	—	3,856,000	15,959,000	3,701,233	3,856,302	19,660,233	23,516,535	6,281,740	1959	9/22/95	35 years
BRUNSWICK (New Jersey)	NJ	9,727,097	—	12,456,000	9,954,819	—	22,410,819	22,410,819	10,419,826	1957	12/12/88	35 years
CALIFORNIA RETAIL BUILDINGS
SANTA MONICA (9)	CA	—	22,645,000	12,709,000	38,599,881	22,644,436	51,308,881	73,953,317	12,509,867	1888-2000	1996-2000	35 years
SAN DIEGO (4)	CA	—	3,844,000	1,352,000	7,522,725	3,843,617	8,874,725	12,718,342	1,935,500	1888-1995	1996-1997	35 years
150 POST STREET (San Francisco)	CA	—	11,685,000	9,181,000	15,280,700	11,685,000	24,461,700	36,146,700	5,775,082	1908	10/23/97	35 years
OTHER (5)	CA	—	19,496,000	25,752,000	10,456,308	14,678,024	36,208,308	50,886,332	6,214,339	var	1996-1999	35 years
CLIFTON (New Jersey)	NJ	2,847,119	—	3,646,000	1,405,753	—	5,051,753	5,051,753	2,747,874	1959	12/12/88	35 years
CONGRESSIONAL PLAZA (Maryland)	MD	—	2,793,000	7,424,000	60,419,096	1,019,875	67,843,096	68,862,971	28,117,016	1965	04/01/65	35 years
CONNECTICUT RETAIL BUILDINGS (2)	CT	—	8,064,000	6,866,000	1,062,974	8,063,958	7,928,974	15,992,932	2,327,119	1900-1991	1994-1996	35 years
COURTHOUSE CENTER (Maryland)	MD	—	1,750,000	1,869,000	978,011	1,750,000	2,847,011	4,597,011	863,756	1975	12/17/97	35 years
CROSSROADS (Illinois)	IL	—	4,635,000	11,611,000	6,160,785	4,634,570	17,771,785	22,406,355	7,391,233	1959	07/19/93	35 years
CROW CANYON COMMONS (California)	CA	22,257,975	—	50,584,910	—	—	50,584,910	50,584,910	—	Late 1970’s	12/29/05	35 years
DEDHAM PLAZA (Massachusetts)	MA	—	12,369,000	12,918,000	4,606,827	12,368,893	17,524,827	29,893,720	6,903,646	1959	12/31/93	35 years
EASTGATE (North Carolina)	NC	—	1,608,000	5,775,000	9,708,680	1,607,610	15,483,680	17,091,290	8,308,100	1963	12/18/86	35 years
ELLISBURG CIRCLE (New Jersey)	NJ	—	4,028,000	11,309,000	13,806,545	4,012,782	25,115,545	29,128,326	12,813,101	1959	10/16/92	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2005

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions			Land	Building and Improvements		Land	Building and Improvements	Total
ESCONDIDO PROMENADE (California)	CA	—	11,505,000	12,147,000	2,234,990	11,504,980	14,381,990	25,886,970	3,703,492	1987	12/31/96	35 years
FALLS PLAZA (Virginia)	VA	—	1,260,000	735,000	6,169,787	1,260,216	6,904,787	8,165,003	2,716,152	1962	09/30/67	22 3/4 years
FALLS PLAZA—East (Virginia)	VA	—	538,000	535,000	2,313,576	559,252	2,827,324	3,386,576	2,873,768	1960	10/05/72	25 years
FEASTERVILLE (Pennsylvania)	PA	—	1,431,000	1,600,000	8,677,588	1,402,196	10,277,588	11,679,784	6,165,822	1958	07/23/80	20 years
FEDERAL PLAZA (Maryland)	MD	34,675,530	10,216,000	17,895,000	34,139,788	10,216,206	52,034,788	62,250,995	23,157,988	1970	06/29/89	35 years
FINLEY SQUARE (Illinois)	IL	—	9,252,000	9,544,000	10,216,503	9,251,776	19,760,503	29,012,279	7,796,559	1974	04/27/95	35 years
FLOURTOWN (Pennsylvania)	PA	—	1,345,000	3,943,000	4,007,061	1,345,075	7,950,061	9,295,135	4,989,556	1957	04/25/80	35 years
FRESH MEADOWS (New York)	NY	—	24,625,000	25,255,000	16,156,521	24,626,889	41,411,521	66,038,411	11,503,052	1946-1949	12/05/97	35 years
FRIENDSHIP CTR (District of Columbia)	DC	—	12,696,000	20,803,000	(190,317)	12,696,367	20,612,683	33,309,050	2,566,948	1998	09/21/01	35 years
GAITHERSBURG SQUARE (Maryland)	MD	—	7,701,000	5,271,000	10,829,791	6,012,077	17,789,714	23,801,791	9,044,510	1966	04/22/93	35 years
GARDEN MARKET (Illinois)	IL	—	2,677,000	4,829,000	3,632,974	2,677,200	8,461,974	11,139,174	2,905,919	1958	07/28/94	35 years
GOVERNOR PLAZA (Maryland)	MD	—	2,068,000	4,905,000	11,997,343	2,068,227	16,902,343	18,970,570	10,557,976	1963	10/01/85	35 years
GRATIOT PLAZA (Michigan)	MI	—	525,000	1,601,000	15,912,994	525,316	17,513,994	18,039,310	7,399,250	1964	03/29/73	25 3/4 years
GREENLAWN (New York)	NY	—	2,294,000	3,864,000	5,805,634	2,294,400	9,669,634	11,964,034	2,133,897	1975	01/05/00	35 years
HAMILTON (New Jersey)	NJ	4,220,434	—	5,405,000	2,316,457	—	7,721,457	7,721,457	4,708,254	1961	12/12/88	35 years
HAUPPAUGE (New York)	NY	16,282,640	8,791,000	15,262,000	2,562,233	8,791,315	17,824,233	26,615,548	3,877,293	1963	08/06/98	35 years
HUNTINGTON (New York)	NY	12,491,511	—	16,008,000	5,081,741	—	21,089,741	21,089,741	12,676,029	1962	12/12/88	35 years
IDYLWOOD PLAZA (Virginia)	VA	—	4,308,000	10,026,000	750,616	4,307,775	10,776,616	15,084,391	3,765,509	1991	04/15/94	35 years
KINGS COURT (California)	CA	—	—	10,714,000	718,639	—	11,432,639	11,432,639	3,261,660	1960	08/24/98	26 years
LANCASTER (Pennsylvania)	PA	4,906,977	—	2,103,000	8,713,251	—	10,816,251	10,816,251	4,980,351	1958	04/24/80	22 years
LANGHORNE SQUARE (Pennsylvania)	PA	—	720,000	2,974,000	14,197,519	720,000	17,171,519	17,891,519	8,013,285	1966	01/31/85	35 years
LAUREL (Maryland)	MD	—	7,458,000	22,525,000	16,116,214	7,458,514	38,641,214	46,099,728	22,474,232	1956	08/15/86	35 years
LAWRENCE PARK (Pennsylvania)	PA	30,615,263	5,723,000	7,160,000	15,418,168	5,734,209	22,567,168	28,301,377	16,842,011	1972	07/23/80	22 years
LEESBURG PLAZA (Virginia)	VA	9,880,922	8,184,000	10,722,000	9,934,723	8,184,400	20,656,723	28,841,123	2,344,381	1967	09/15/98	35 years
LOEHMANN’S PLAZA (Virginia)	VA	—	1,237,000	15,096,000	9,750,570	1,248,257	24,835,313	26,083,570	14,726,842	1971	07/21/83	35 years
MERCER MALL (New Jersey)	NJ	58,886,966	4,488,340	70,076,308	20,049,043	4,931,789	89,681,902	94,613,691	7,279,487	1975	10/14/03	25 - 35 years
MID PIKE PLAZA (Maryland)	MD	10,041,409	—	10,335,000	7,429,347	—	17,764,347	17,764,347	8,792,053	1963	05/18/82	50 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2005

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions			Land	Building and Improvements		Land	Building and Improvements	Total
MOUNT VERNON PLAZA (Virginia)	VA	12,556,028	—	19,400,734	21,676,033	—	41,076,767	41,076,767	1,659,036	2003	3/31/03	35 years
NEW YORK RETAIL BUILDINGS (3)	NY	—	5,891,000	6,051,000	12,093,985	6,196,618	17,839,368	24,035,985	3,835,740	1937 - 1987	12/16/97	35 years
NORTHEAST (Pennsylvania)	PA	—	1,152,000	10,596,000	10,362,894	1,152,825	20,958,069	22,110,894	13,034,036	1959	08/30/83	35 years
NORTH LAKE COMMONS (Illinois)	IL	—	2,782,000	8,604,000	1,692,024	2,628,447	10,449,577	13,078,024	3,563,855	1989	04/27/94	35 years
OLD KEENE MILL (Virginia)	VA	—	638,000	998,000	3,641,090	638,234	4,638,855	5,277,090	3,981,782	1968	06/15/76	33 1/3 years
OLD TOWN CENTER (California)	CA	—	3,420,000	2,765,000	27,186,462	3,420,000	29,951,462	33,371,462	8,250,026	1997-1998	10/22/97	35 years
PAN AM SHOPPING CENTER (Virginia)	VA	—	8,694,000	12,929,000	5,564,139	8,694,500	18,492,639	27,187,139	7,498,842	1979	02/05/93	35 years
PENTAGON ROW (Virginia)	VA	—	—	2,955,000	84,426,525	—	87,381,525	87,381,525	13,154,746	1999 - 2002	1998	35 years
PERRING PLAZA (Maryland)	MD	—	2,800,000	6,461,000	17,013,730	2,800,000	23,474,730	26,274,730	13,144,331	1963	10/01/85	35 years
PIKE 7 (Virginia)	VA	—	9,709,000	22,799,000	1,181,202	9,708,997	23,980,205	33,689,202	6,632,746	1968	03/31/97	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA	—	3,319,000	8,457,000	3,207,450	3,319,148	11,664,450	14,983,598	4,955,324	1967	12/23/94	35 years
QUINCE ORCHARD PLAZA (Maryland)	MD	—	3,197,000	7,949,000	8,729,652	2,928,242	16,947,410	19,875,652	8,232,997	1975	04/22/93	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	—	—	—	—	—	10,742,141	10,742,141	—	2005 - 2007		N/A
ROLLINGWOOD APTS. (Maryland)	MD	—	552,000	2,246,000	4,008,652	572,160	6,234,492	6,806,652	6,118,395	1960	01/15/71	25 years
RUTGERS (New Jersey)	NJ	11,267,890	—	14,429,000	554,202	—	14,983,202	14,983,202	8,117,819	1973	12/12/88	35 years
SAM’S PARK & SHOP (District of Columbia)	DC	—	4,840,000	6,319,000	1,011,314	4,840,000	7,330,314	12,170,314	2,365,504	1930	12/01/95	35 years
SAUGUS (Massachusetts)	MA	—	4,383,000	8,291,000	858,810	4,383,000	9,149,810	13,532,810	2,561,985	1976	10/01/96	35 years
SHIRLINGTON (Virginia)	VA	—	9,761,000	14,808,000	9,267,550	5,797,978	28,038,571	33,836,550	6,950,648	1940	12/21/95	35 years
SOUTH VALLEY SHOPPING CENTER (Virginia)	VA	—	9,043,035	5,082,062	7,405,360	9,043,035	12,487,422	21,530,457	465,309	2003	3/21/03	35 years
SANTANA ROW (California)-PIS	CA	—	41,969,000	1,161,000	436,618,616	48,565,937	431,182,679	479,748,616	28,136,770	1999 - 2002	03/05/97	40 - 50 years
TEXAS RETAIL BUILDINGS (9)	TX	145,028	14,680,000	1,976,000	46,299,117	14,679,954	48,275,163	62,955,117	6,827,398	var	1998-1999	35 years
TOWER (Virginia)	VA	—	7,170,000	10,518,000	1,317,652	7,128,653	11,876,999	19,005,652	2,832,736	1953-1960	08/24/98	35 years
TROY (New Jersey)	NJ	—	3,126,000	5,193,000	11,776,896	3,125,728	16,969,896	20,095,625	12,703,715	1966	07/23/80	22 years
TYSONS STATION (Virginia)	VA	6,504,704	388,000	453,000	2,588,178	474,542	2,954,636	3,429,178	2,708,816	1954	01/17/78	17 years
WESTGATE MALL (California)	CA	—	6,319,000	107,284,000	1,157,540	6,318,562	108,441,978	114,760,540	4,586,946	1960-1966	03/31/04	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2005

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions			Land	Building and Improvements		Land	Building and Improvements	Total
WILDWOOD (Maryland)	MD	26,910,231	9,111,000	1,061,000	7,324,053	9,110,822	8,385,053	17,495,875	6,613,595	1958	05/05/69	33 1/3 years
WILLOW GROVE (Pennsylvania)	PA	—	1,499,000	6,643,000	18,391,914	1,498,560	25,034,914	26,533,474	14,817,861	1953	11/20/84	35 years
WILLOW LAWN (Virginia)	VA	—	3,192,000	7,723,000	52,847,691	7,790,283	55,972,407	63,762,691	30,007,486	1957	12/05/83	35 years
WYNNEWOOD (Pennsylvania)	PA	31,200,268	8,055,000	13,759,000	13,719,670	8,055,000	27,478,670	35,533,670	8,727,183	1948	10/29/96	35 years
DEVELOPMENT PROJECTS:
SANTANA ROW (California)	CA	—	—	—	2,817,550	—	2,817,550	2,817,550	—	1999 - 2002	03/05/97	N/A
OTHER		—	—	—	41,575	—	41,575	41,575	—			N/A
CORPORATE OFFICE (Boston)	MA	—	—	—	185,843	—	185,843	185,843	14,797	2005		5 years

TOTALS		$419,713,352	$445,392,754	$974,500,693	$1,407,028,748	$446,830,489	$2,382,490,113	$2,829,320,604	$663,749,988

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2005

Reconciliation of Total Cost

Balance, December 31, 2002	$2,306,826,000
Additions during period
Acquisitions	127,489,000
Improvements	64,849,000
Deduction during period—disposition and retirements of property	(29,014,000)

Balance, December 31, 2003	2,470,150,000
Additions during period
Acquisitions	118,066,000
Improvements	131,986,000
Deduction during period—disposition and retirements of property	(53,926,000)

Balance, December 31, 2004	2,666,276,000
Additions during period
Acquisitions	119,194,000
Improvements	157,104,000
Deduction during period—disposition and retirements of property	(113,253,000)

Balance, December 31, 2005	$2,829,321,000

(A)	For Federal tax purposes, the aggregate cost basis is approximately $2.6 million as of December 31, 2005.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2005

Reconciliation of Accumulated

Depreciation and Amortization

Balance, December 31, 2002	$450,697,000
Additions during period—depreciation and amortization expense	68,125,000
Deductions during period—disposition and retirements of property	(4,645,000)

Balance, December 31, 2003	514,177,000
Additions during period—depreciation and amortization expense	82,551,000
Deductions during period—disposition and retirements of property	(1,390,000)

Balance, December 31, 2004	595,338,000
Additions during period—depreciation and amortization expense	83,656,000
Deductions during period—disposition and retirements of property	(15,244,000)

Balance, December 31, 2005	$663,750,000

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

Year Ended December 31, 2005

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Mortgage on Hotel in San Jose, CA	12% to 15%	May 2011	(2)	—	$17,267,000	$12,265,000
Mortgage on retail buildings in Philadelphia, PA	Greater of prime plus 2% or 10%	May 2021	Interest only monthly; balloon payment due at maturity	—	19,016,000	19,016,000	(3)
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only; balloon payment due at maturity	—	9,250,000	9,250,000

					$45,533,000	$40,531,000

1)	For Federal tax purposes, the aggregate tax basis is approximately $45.5 million as of December 31, 2005. No payments are delinquent on these mortgages.
2)	Through May 2006, interest is payable from cash flow, if available. If cash flow is not sufficient to pay interest in full, mortgagee may borrow up to a maximum loan amount of $19.5 million. Any unpaid amounts due will accrue and bear interest at the same rate as the principal. After year five, current interest payments are required. After year seven, mortgagee is required to apply 50% of all available cash flow to repayment of principal.
3)	This mortgage is available for up to $25.0 million.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE — CONTINUED

Three Years Ended December 31, 2005

Reconciliation of Carrying Amount

Balance, December 31, 2002	$35,577,000
Additions during period:
Issuance of loans	5,923,000
Deductions during period:
Collection and satisfaction of loans	—

Balance, December 31, 2003	41,500,000
Additions during period:
Issuance of loans	6,153,000
Deductions during period:
Collection and satisfaction of loans	(223,000)
Allowance for collectibility	(4,521,000)

Balance, December 31, 2004	42,909,000
Additions during period:
Issuance of loans	4,974,000
Deductions during period:
Collection and satisfaction of loans	(6,871,000)
Allowance for collectibility	(481,000)

Balance, December 31, 2005	$40,531,000

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (filed herewith)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated herein by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

1

EXHIBIT INDEX

Exhibit No.	Description

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	* Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	* Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.10	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.11	* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	* Amendment to Restricted Share Award Agreement dated December 8, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	* Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

2

EXHIBIT INDEX

Exhibit No.	Description

10.15	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	* Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.17	* Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) (the “2002 2Q Form 10-Q”) and incorporated herein by reference)

10.18	* Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	* Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.20	* Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.21	* Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.22	* Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 (the “2002 3Q Form 10-Q”) and incorporated herein by reference)

10.23	* Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the 2002 3Q Form 10-Q and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.25	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	Severance Agreement between the Trust and Dawn Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.27	* Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

3

EXHIBIT INDEX

Exhibit No.	Description

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.31	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.32	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (filed herewith)

21.1	Subsidiaries of Federal Realty Investment Trust

23.1	Consent of Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

*	Management contract or compensatory plan to be filed under Item 15(b) of Form 10-K.

4