Form 10-K/A
period 2005-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2006-03-10
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated Filer  ☒     Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 30, 2005 was $3.1 billion.

The number of Registrant’s common shares outstanding on February 27, 2006 was 53,012,350.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for Registrants 2006 annual meeting of shareholders to be held in May 2006 will be incorporated by reference into Part III hereof.

EXPLANATORY NOTE

Federal Realty Investment Trust is filing this Form 10-K/A to correct a typographical error on the cover page of our Form 10-K for the year ended December 31, 2005. Our cover page should have shown that we had 53,012,350 common shares outstanding on February 27, 2006, not on March 27, 2006.

With the exception of the forgoing correction, our Form 10-K for the year ended December 31, 2005 has not otherwise been updated.

2

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 9th day of March, 2006.

Federal Realty Investment Trust

By:	/s/ LARRY E. FINGER
Larry E. Finger, Executive Vice President And Chief Financial Officer

3