Form 10-Q
period 2006-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2006-05-03
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of Registrant’s common shares outstanding on May 1, 2006 was 53,047,258.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2006

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2005, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(In thousands, except per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating	$2,774,603	$2,743,658
Construction-in-progress	55,579	50,593
Discontinued operations	15,254	35,070

	2,845,436	2,829,321
Less accumulated depreciation and amortization	(682,049)	(663,750)

Net real estate	2,163,387	2,165,571

Cash and cash equivalents	4,792	8,639
Accounts and notes receivable	39,413	38,161
Mortgage notes receivable	40,368	40,531
Investment in real estate partnership	9,376	9,375
Prepaid expenses and other assets	85,590	83,168
Debt issuance costs, net of accumulated amortization of $8,116 and $7,592, respectively	4,943	5,407

TOTAL ASSETS	$2,347,869	$2,350,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$269,951	$270,898
Obligations under capital leases	148,516	148,815
Notes payable	360,210	316,755
Senior notes and debentures	613,316	653,675
Accounts payable and accrued expenses	86,910	88,089
Dividends payable	31,344	31,268
Security deposits payable	8,952	8,807
Other liabilities and deferred credits	39,477	38,505

Total liabilities	1,558,676	1,556,812
Minority interests	19,480	19,193
Commitments and contingencies (Note E)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares	135,000	135,000
Common shares, $.01 par, 100,000,000 shares authorized, 54,515,403 and 54,371,057 issued, respectively	545	544
Additional paid-in capital	1,112,337	1,114,732
Accumulated dividends in excess of net income	(449,692)	(437,817)
Treasury shares at cost, 1,480,798 and 1,480,360, respectively	(28,806)	(28,794)
Deferred compensation on unvested shares	—	(9,704)
Notes receivable from issuance of common shares	(1,792)	(1,792)
Accumulated other comprehensive income	2,121	2,678

Total shareholders’ equity	769,713	774,847

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,347,869	$2,350,852

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
REVENUE
Rental income	$105,488	$98,307
Other property income	2,095	1,930
Mortgage interest income	1,322	1,281

Total revenue	108,905	101,518
EXPENSES
Rental	22,190	23,191
Real estate taxes	10,611	9,603
General and administrative	4,501	4,502
Depreciation and amortization	24,036	21,929

Total operating expense	61,338	59,225

OPERATING INCOME	47,567	42,293

Other interest income	263	391
Interest expense	(24,280)	(22,063)
Income from real estate partnership	148	71
Minority interests	(1,073)	(1,516)

INCOME FROM CONTINUING OPERATIONS	22,625	19,176

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations	(331)	539
Gain on sale of real estate	8,737	4,282

Results from discontinued operations	8,406	4,821

NET INCOME	31,031	23,997
Dividends on preferred stock	(2,869)	(2,869)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$28,162	21,128

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.37	$0.31
Discontinued operations	0.16	0.09

	$0.53	0.40

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.37	0.31
Discontinued operations	0.16	0.09

	$0.53	0.40

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Common Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31,
	2006			2005
	Common Shares		Additional Paid-in Capital	Common Shares		Additional Paid-in Capital
	Shares	Par Value		Shares	Par Value
	(In thousands, except share data)
Common shares
Balance, beginning of year	54,371,057	$544	$1,114,732	53,616,827	$536	$1,108,213
Cumulative effect of change in accounting principle	—	—	(6,416)	—	—	—
Exercise of stock options	51,764	—	1,601	73,513	1	1,870
Shares issued under dividend reinvestment plan	14,473	—	969	16,815	—	822
Conversion and redemption of OP units	—	—	—	190,000	2	8,860
Grants of common shares	78,109	1	—	75,807	1	3,893
Share-based compensation expense (SFAS No. 123 (R))	—	—	1,451	—	—	—
Deferred stock compensation associated with variable accounting (APB No. 25)	—	—	—	—	—	1,396

Balance, end of period	54,515,403	$545	$1,112,337	53,972,962	$540	$1,125,054

Accumulated dividends in excess of net income
Balance, beginning of year		$(437,817)			$(416,026)
Net income		31,031			23,997
Dividends declared to common shareholders		(40,037)			(26,506)
Dividends declared to preferred shareholders		(2,869)			(2,869)

Balance, end of period		$(449,692)			$(421,404)

Treasury shares, at cost
Balance, beginning of year	(1,480,360)	$(28,794)		(1,480,202)	$(28,786)
Unvested shares forfeited	(438)	(12)		—	—

Balance, end of period	(1,480,798)	$(28,806)		(1,480,202)	$(28,786)

Deferred compensation on unvested shares
Balance, beginning of year		$(9,704)			$(8,641)
Cumulative effect of change in accounting principle		9,704			—
Shares issued, net of forfeitures		—			(3,324)
Vesting of shares		—			1,038

Balance, end of period		$—			$(10,927)

Notes receivable from issuance of common shares
Balance, beginning of year		$(1,792)			$(2,083)
Subscription loans issued		—			—
Loans paid		—			—

Balance, end of period		$(1,792)			$(2,083)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$2,678			$2,321
Change due to recognizing gain on securities		—			(43)
Change in valuation on interest rate swaps		(557)			1,159

Balance, end of period		$2,121			$3,437

Comprehensive income
Net income		$31,031			$23,997
Change due to recognizing gain on securities		—			(43)
Change in valuation on interest rate swaps		(557)			1,159

Total comprehensive income		$30,474			$25,113

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$31,031	$23,997
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	24,037	22,595
Gain on sale of real estate	(8,737)	(4,282)
Equity in income from real estate partnership	(148)	(71)
Minority interests	1,073	1,516
Other, net	357	971
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	157	(4,707)
Decrease in prepaid expenses and other assets	1,044	2,939
Increase (decrease) in accounts payable, security deposits and prepaid rent	3,309	(3,112)
Decrease in accrued expenses	(4,722)	(1,107)

Net cash provided by operating activities	47,401	38,739
INVESTING ACTIVITIES
Acquisition of real estate	(20,847)	(64,267)
Capital expenditures—development and redevelopment	(12,593)	(25,010)
Capital expenditures—other	(10,584)	(2,691)
Leasing costs	(1,709)	(1,946)
Proceeds from sale of real estate	33,925	13,499
Issuance of mortgage and other notes receivable, net	(91)	(445)

Net cash used in investing activities	(11,899)	(80,860)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	43,500	65,000
Repayment of senior note	(40,500)	—
Repayment of mortgages, capital leases and notes payable	(1,291)	(9,714)
Issuance of common shares	1,589	13,577
Dividends paid to common and preferred shareholders	(41,861)	(28,613)
Distributions to minority interests	(786)	(959)

Net cash (used in) provided by financing activities	(39,349)	39,291

Decrease in cash and cash equivalents	(3,847)	(2,830)
Cash and cash equivalents, beginning of year	8,639	30,475

Cash and cash equivalents, end of period	$4,792	$27,645

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row beginning in August 2005 are being conducted through a TRS. Other than the sales of these condominiums, our TRS activities have been limited.

Basis of Presentation

Our consolidated financial statements include the accounts of the Trust, its subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity. The equity interests of other investors are reflected as minority interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting.

Stock-Based Compensation

Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2006, we accounted for stock based compensation under the recognition and measurement provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, no stock based compensation costs were recognized in the Statement of Operations for stock options as our options granted had an exercise price equal to the market value of our common shares on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under this transition method, compensation cost recognized beginning January 1, 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior to January 1, 2006, we used the Black-Scholes model to value stock options and we intend to continue to use this model to value stock options issued subsequent to January 1, 2006.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(Unaudited)

On January 1, 2006, we recorded the cumulative effect of adopting SFAS 123(R). This cumulative effect resulted in decreasing accrued liabilities by $3.3 million and increasing shareholder equity by $3.3 million. These balance sheet changes related to deferred compensation on unvested shares. Under SFAS No. 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation is now recorded over the requisite service period with an offsetting credit to equity (generally additional paid-in capital).

Share-Based Compensation Subsequent to the Adoption of SFAS 123(R)

Share-based compensation expense included in net income for the three months ended March 31, 2006 was $1.3 million of which $1.1 million related to grants of common shares and $0.2 million related to grants of options. Gross share-based compensation for the three months ended March 31, 2006 was $1.5 million of which $0.2 million was capitalized. If we had not adopted SFAS No. 123(R), our net income for the period ended March 31, 2006 would have excluded $0.2 million of share-based compensation related to options and included $0.2 million of variable stock compensation related to our performance shares. Under SFAS No. 123(R), the compensation associated with our unvested performance shares is now fixed at their grant-date fair value.

Accordingly, if we had not adopted 123(R), our income from continuing operations, net income, basic earnings per share and dilutive earnings per share for the three months ended March 31, 2006 would not have been significantly different. While there are certain differences between SFAS No. 123 and 123(R), we believe the pro forma disclosures under SFAS No. 123 presented below approximate the effect of SFAS No. 123(R) for the three months ended March 31, 2005.

Pro Forma Information for Period Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock based compensation for the three months ended March 31, 2005.

Three Months Ended March 31, 2005
(In thousands, except per share data)
Net income, as reported	$23,997
Add: stock-based employee compensation cost included in net income	869
Deduct: stock-based employee compensation cost under the fair value method for all rewards	(878)

Pro forma net income	$23,988

Earnings Per Share:
Basic, as reported	$0.40
Basic, pro forma	$0.40

Diluted, as reported	$0.40
Diluted, pro forma	$0.40

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(Unaudited)

Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$22,625	$19,176
Preferred stock dividends	(2,869)	(2,869)

Income from continuing operations available for common shareholders	19,756	16,307
Results from discontinued operations	8,406	4,821

Net income available for common shareholders, basic and dilutive	$28,162	$21,128

DENOMINATOR
Weighted average common shares outstanding—basic	52,731	52,190
Effect of dilutive securities:
Stock options	413	552
Unvested stock	110	—

Weighted average common shares outstanding—dilutive (1)	53,254	52,742

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.37	$0.31
Discontinued operations	0.16	0.09

	$0.53	$0.40

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.37	$0.31
Discontinued operations	0.16	0.09

	$0.53	$0.40

(1)	The conversion of operating partnership units is anti-dilutive for the periods presented. Accordingly, operating partnership units have been excluded from the weighted average common shares used to compute diluted EPS.

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2006		2005
	(In thousands)
Total interest costs incurred	$24,984		$23,028
Interest capitalized	(704)		(965)

Interest expense	$24,280		$22,063

Cash paid for interest	$19,313		$18,580

Cash paid for income taxes	$1,912	(1)	$46

(1)	Cash paid for income taxes for the three months ended March 31, 2006 includes $1,600 related to the sales of condominiums at Santana Row which are being conducted through a TRS.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(Unaudited)

NOTE B—REAL ESTATE

The following table provides a summary of significant acquisitions during the three months ended March 31, 2006:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
January 20, 2006	4900 Hampden Lane	Bethesda, MD	35,000	$12.0	(1)
January 27, 2006	7770 Richmond Hwy	Alexandria, VA	60,000	$9.9	(2)

(1)	Approximately $0.1 million and $0.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.
(2)	Approximately $0.2 million and $0.2 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.

A summary of our significant dispositions during the three months ended March 31, 2006 is as follows:

Date	Property	City, State	Gross Leasable Area	Sales Price	Gain
			(In square feet)	(In millions)
Various	Condominiums at Santana Row (49 units) (1)	San Jose, CA	N/A	$35	$8.7	(2)

(1)	As of March 31, 2006, we had sold 179 of the 219 condominium units we intend to sell at Santana Row.
(2)	Gain of $8.7 million is net of $1.6 million in taxes.

NOTE C. REAL ESTATE PARTNERSHIP

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $37 million and $86 million, respectively, of equity capital to acquire properties with a targeted investment date through June 2006. No assurances can be made that we will identify properties that meet the acquisition requirements of the Partnership. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. As of March 31, 2006, we have made total contributions of $9.4 million and received total distributions of $0.9 million. We account for our interest in the Partnership using the equity method.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(Unaudited)

The following table provides summarized operating results and the financial position of the Partnership:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
OPERATING RESULTS
Revenue	$2,008	$2,050
Expenses
Depreciation and amortization	548	521
Other operating expenses	581	672
Interest expense	615	620

Total expenses	1,744	1,813

Net income	$264	$237

Our share of net income from real estate partnership	$148	$71

	March 31, 2006	December 31, 2005
	(In thousands)
BALANCE SHEETS
Real estate, net	$78,387	$79,050
Cash	1,894	1,452
Other assets	2,877	3,599

Total assets	$83,158	$84,101

Mortgages payable	$47,225	$47,225
Other liabilities	4,853	5,506
Partners’ capital	31,080	31,370

Total liabilities and partners’ capital	$83,158	$84,101

Our share of unconsolidated debt	$14,168	$14,168

Our investment in real estate partnership	$9,376	$9,375

For mortgage notes totaling $36.7 million at March 31, 2006 that are secured by three properties owned by subsidiaries of the Partnership, we are the guarantor for the obligations of the joint venture which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

NOTE D—DEBT

We have a $550 million unsecured credit facility consisting of a $150 million five-year term loan, a $100 million three-year term loan, and a $300 million three-year revolving credit facility. Our revolving credit facility matures October 8, 2006, subject to a one-year extension at our option. The term loans currently bear interest at LIBOR plus 95 basis points, while the revolving facility currently bears interest at LIBOR plus 75 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(Unaudited)

In January 2004, to hedge our exposure to interest rate fluctuations on the $150 million five-year term loan, we entered into an interest rate swap, which fixed the LIBOR portion of the interest rate on the term loan at 2.401% through October 2006. The current interest rate, taking into account the swap, is 3.351% (2.401% plus 95 basis points) on a notional amount of $150 million. This swap qualifies as a cash flow hedge. At March 31, 2006, accumulated other comprehensive income includes $2.1 million related to this swap all of which will be reclassified into earnings prior to October 2006 to offset the variability of cash flows during this period.

At March 31, 2006, $99 million of borrowings were outstanding under our revolving credit facility. During the three months ended March 31, 2006, the maximum amount outstanding under our revolving credit facility was $102.0 million, the average amount of borrowings outstanding was $76.7 million and the weighted average interest rate was 5.0%. The facility requires us to comply with various financial covenants, including the maintenance of a minimum shareholders’ equity and a maximum ratio of debt to net worth. At March 31, 2006, we were in compliance with all loan covenants.

On March 10, 2006, we repaid our 6.99% medium term notes with a principal amount of $40.5 million. These notes were repaid with funds borrowed on our revolving credit facility.

A more detailed description of our derivative instruments is contained in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

NOTE E—COMMITMENTS AND CONTINGENCIES

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

NOTE F—SHAREHOLDERS’ EQUITY

The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2006				2005
	Declared		Paid		Declared	Paid
	(In thousands)
Common shares	$0.755	(1)	$0.755	(1)	$0.505	$0.505
8.5% Series B Cumulative Preferred	$0.531		$0.531		$0.531	$0.531

(1)	Includes regular dividend of $0.555 and special dividend of $0.200 resulting from the sales of condominiums at Santana Row

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(Unaudited)

NOTE G—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Minimum rents
Retail and commercial	$79,348	$73,390
Residential	2,494	1,675
Cost reimbursement	20,473	19,984
Percentage rent	1,934	1,796
Other	1,239	1,462

	$105,488	$98,307

Minimum rents include $1.4 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $0.5 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141. Residential minimum rents consist of the entire rental amounts at Rollingwood Apartments, the Crest at Congressional Plaza Apartments and residential units at Santana Row not sold or held for sale at March 31, 2006.

NOTE H—SHARE-BASED COMPENSATION PLANS

As of March 31, 2006, we have grants outstanding under two share-based compensation plans. Our 1993 Long Term Incentive Plan (‘the 1993 Plan”) authorized the grant of share options, common shares and other share-based awards for up to 5.5 million shares of common stock. The 1993 Plan expired in May 2003. In May 2001, our shareholders approved our 2001 Long Term Incentive Plan (“the 2001 Plan”) which authorized the grant of an additional 1,750,000 shares for share options, common shares and other share-based awards.

Option awards under the 2001 Plan and the 1993 Plan are required to have an exercise price at least equal to the closing trading price of our common shares on the date of grant. Options and share awards under these plans generally vest over 3 to 5 years and option awards typically have a 10-year contractual term. We pay dividends on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control. Additionally, the vesting on certain option and share awards can accelerate in part or in full upon retirement based on the age of the retiree.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and employee terminations are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(Unaudited)

The following table provides a summary of the weighted-average assumption used to value options:

Three Months Ended March 31, 2006
Volatility	18.7%
Expected dividend yield	4.9%
Expected term (in years)	3.8
Risk free interest rate	4.6%

The following table provides a summary of option activity:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2005	958,455	$32.52	—	—
Granted	315,314	67.72	—	—
Exercised	(51,764)	30.92	—	—
Forfeited or expired	(109,504)	29.62	—	—

Outstanding at March 31, 2006	1,112,501	$42.87	7.0	$35,966

Exercisable at March 31, 2006	547,859	$24.20	4.5	$27,940

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $7.87. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $2.0 million. The total cash received from option exercised was $1.6 million for the three months ended March 31, 2006.

The following table provides a summary of share activity:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2005	227,407	$35.17
Granted	78,099	67.66
Vested	(83,533)	33.28
Forfeited	—	—

Unvested at March 31, 2006	221,973	$47.31

The total vesting-date fair value of shares vested during the three months ended March 31, 2006 was $6.4 million.

As of March 31, 2006, there was $13.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.9 years with a weighted-average period of 1.3 years.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2006

(Unaudited)

NOTE I—SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A summary of our operations by geographic region is presented below:

	Three Months Ended March 31, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$81,407	$24,081	$—	$105,488
Other property income	1,243	852	—	2,095
Mortgage interest income	713	609	—	1,322
Rental expenses	(15,557)	(6,633)	—	(22,190)
Real estate taxes	(8,495)	(2,116)	—	(10,611)

Property operating income	59,311	16,793	—	76,104
General and administrative expense	—	—	(4,501)	(4,501)
Depreciation and amortization	(16,348)	(7,228)	(460)	(24,036)
Other interest income	238	25	—	263
Interest expense	—	—	(24,280)	(24,280)
Income from real estate partnership	—	—	148	148

Income from continuing operations and minority interests	43,201	9,590	(29,093)	23,698
Minority interests	—	—	(1,073)	(1,073)
(Loss) income from discontinued operations	—	—	(331)	(331)
Gain on sale of real estate	—	—	8,737	8,737

Net income	$43,201	$9,590	$(21,760)	$31,031

Total assets at end of period	$1,393,356	$888,261	$66,252	$2,347,869

	Three Months Ended March 31, 2005
	East	West	Other	Total
	(In thousands)
Rental income	$77,907	$20,400	$—	$98,307
Other property income	972	958	—	1,930
Mortgage interest income	673	608	—	1,281
Rental expenses	(16,617)	(6,574)	—	(23,191)
Real estate taxes	(8,027)	(1,576)	—	(9,603)

Property operating income	54,908	13,816	—	68,724
General and administrative expense	—	—	(4,502)	(4,502)
Depreciation and amortization	(15,608)	(5,712)	(609)	(21,929)
Other interest income	370	21	—	391
Interest expense	—	—	(22,063)	(22,063)
Income from real estate partnership	—	—	71	71

Income from continuing operations before minority interests	39,670	8,125	(27,103)	20,692
Minority interests	—	—	(1,516)	(1,516)
(Loss) income from discontinued operations	—	—	539	539
Gain on sale of real estate	—	—	4,282	4,282

Net income	$39,670	$8,125	$(23,798)	$23,997

Total assets at end of period	$1,336,867	$900,481	$89,977	$2,327,325

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our 2005 Annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2006.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” Forward-looking statements are not historical facts or guarantees of future performance and involve certain known and unknown risks, uncertainties, and other factors, many of which are outside our control, that could cause actual results to differ materially from those we describe.

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our 2005 Annual Report on Form 10-K before making any investments in us.

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. As of March 31, 2006, we owned or had a majority interest in 104 community and neighborhood shopping centers and mixed-use properties comprising approximately 17.6 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as in California, and one apartment complex in Maryland. In total, the 104 commercial properties were 96.2% leased at March 31, 2006. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.5 million square feet as of March 31, 2006. In total, the joint venture properties in which we own an interest were 97.8% leased at March 31, 2006. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 38 consecutive years.

2006 Property Acquisitions and Dispositions

A summary of significant acquisitions during the three months ended March 31, 2006 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
January 20, 2006	4900 Hampden Lane	Bethesda, MD	35,000	$12.0	(1)
January 27, 2006	7770 Richmond Hwy	Alexandria, VA	60,000	$9.9	(2)

(1)	Approximately $0.1 million and $0.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.
(2)	Approximately $0.2 million and $0.2 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.

A summary of our significant dispositions during the three months ended March 31, 2006 is as follows:

Date	Property	City, State	Gross Leasable Area	Sales Price	Gain
			(In square feet)	(In millions)
Various	Condominiums at Santana Row (49 units) (1)	San Jose, CA	N/A	$35	$8.7	(2)

(1)	As of March 31, 2006, we had sold 179 of the 219 condominium units we intend to sell at Santana Row.
(2)	Gain of $8.7 million is net of $1.6 million in taxes.

Outlook

General

We anticipate our 2006 income from continuing operations to grow in comparison to our 2005 income from continuing operations. We expect this income growth primarily to be generated by a combination of the following:

•	increased earnings in our same-center portfolio and from properties under redevelopment; and

•	increased earnings as we expand our portfolio through property acquisitions.

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces as leases on these spaces expire. In 2006 and 2007, we anticipate that over 700,000 square feet of retail space that has been under redevelopment will begin paying rent. As redevelopment properties are completed, spaces that were out of service begin generating revenue; in addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases. For example, many of the leases with rents commencing in 2006 were signed in 2005 or earlier, and leases signed in 2004 and 2005 on spaces for which there was a previous tenant have on average been renewed at double digit base rent increases. On spaces where the tenant leases are expiring in 2006, our analysis of current market rents as compared to rents on the existing leases leads us to expect that the base rents in new leases will have double-digit average increases over the base rents currently in place.

At March 31, 2006 the leasable square feet in our shopping centers was 94.8% occupied and 96.2% leased. The leased rate is higher than the occupied rate due to spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. We believe that our occupancy rate will improve slightly in 2006 over 2005 as tenants take possession of leased spaces, particularly in centers being redeveloped, but that our occupancy rate will always be below our leased rate as leased spaces are prepared for occupancy. Our occupancy and leased rates are subject to variability over time due to acquisitions and the timing of the start and stabilization of our redevelopment projects.

Santana Row

Santana Row, located in San Jose, California, includes approximately 563,000 square feet of retail space, 295 residential rental units, and a ground lease to a 213-room hotel. The 295 residential units include 259 residential units delivered in 2005 and 2006 plus 36 pre-existing residential units. The 295 residential rental units do not include 219 units that have been sold as condominiums or are currently classified as held for sale. Our total investment in Santana Row, excluding future phases, is anticipated to be $432 million (which includes the 563,000 square feet of retail space, the 295 residential rental units, the related common areas and infrastructure and $11 million invested in restaurant ventures) net of insurance proceeds received related to the 2002 fire and proceeds from the sale of the 219 residential units.

We are developing a master plan for the remaining parcels at Santana Row which comprise approximately 13.4 acres of land. Our remaining entitlements consist of approximately 120,000 square feet of retail space, 687 residential units and a 191-room hotel. We are evaluating the feasibility of utilizing these entitlements in future development at Santana Row but there is no guaranty that we will ultimately pursue or complete any part of the development of the remaining parcels.

Acquisitions

We anticipate growth in earnings in 2006 from acquisitions of neighborhood and community shopping centers in our primary markets in the East and West regions, as well as a reduction in earnings from selective dispositions. Any growth in earnings from acquisitions is contingent, however, on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates also may affect our success in achieving growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisitions.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005	Increase/ (Decrease)	% Change
	(Dollar amounts in thousands)
Rental income	$105,488	$98,307	$7,181	7.3%
Other property income	2,095	1,930	165	8.5%
Mortgage interest income	1,322	1,281	41	3.2%

Total property revenue	108,905	101,518	7,387	7.3%
Rental expenses	22,190	23,191	(1,001)	-4.3%
Real estate taxes	10,611	9,603	1,008	10.5%

Total property expenses	32,801	32,794	7	0.0%

Property operating income	76,104	68,724	7,380	10.7%
Other interest income	263	391	(128)	-32.7%
Income from real estate partnership	148	71	77	108.5%
Interest expense	(24,280)	(22,063)	(2,217)	10.0%
General and administrative expense	(4,501)	(4,502)	1	0.0%
Depreciation and amortization	(24,036)	(21,929)	(2,107)	9.6%

Total other, net	(52,406)	(48,032)	(4,374)	9.1%

Income from continuing operations before minority interests	23,698	20,692	3,006	14.5%
Minority interests	(1,073)	(1,516)	443	-29.2%
(Loss) income from discontinued operations	(331)	539	(870)	-161.4%
Gain on sale of real estate	8,737	4,282	4,455	104.0%

Net income	$31,031	$23,997	$7,034	29.3%

Same-Center

Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant development, redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. Santana Row is considered under development in both 2006 and 2005 and as such is excluded from same-center results.

Property Revenues

Total property revenue increased $7.4 million, or 7.3%, to $108.9 million in the three months ended March 31, 2006 compared to $101.5 million in the three months ended March 31, 2005. The percentage leased at our shopping centers increased to 96.2% at March 31, 2006 compared to 95.1% at March 31, 2005 due primarily to new leases signed at existing properties. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants, and percentage rent. Rental income increased $7.2 million, or 7.3%, to $105.5 million in the three months ended March 31, 2006 compared to $98.3 million in the three months ended March 31, 2005 due primarily to the following:

•	an increase of $3.2 million attributable to properties acquired in 2006 and 2005,

•	an increase of $2.2 million, or 26.6%, at Santana Row due primarily to leasing newly constructed residential units and increased rental rates on new retail leases,

•	an increase of $0.9 million at redevelopment properties due primarily to increased rental rates on new leases and increased occupancy, and

•	an increase of $0.9 million at same-center properties due primarily to increased rental rates on new leases and increased occupancy.

Other Property Income

Other property income increased $0.2 million, or 8.5%, to $2.1 million in the three months ended March 31, 2006 compared to $1.9 million in the three months ended March 31, 2005. This increase is due primarily to increased equity earnings from our restaurant joint ventures. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees.

Property Expenses

Total property operating expenses were consistent at $32.8 million in the three months ended March 31, 2006 and 2005. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses decreased $1.0 million, or 4.3%, to $22.2 million in the three months ended March 31, 2006 compared to $23.2 million in the three months ended March 31, 2005. This decrease is due primarily to the following:

•	a decrease of $2.8 million due to lower bad debt expense and lower snow removal costs, partially offset by

•	an increase of $0.8 million at Santana Row due primarily to newly constructed residential units brought into service and,

•	an increase of $0.6 million, attributable to properties acquired in 2006 and 2005.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income decreased to 20.6% in the three months ended March 31, 2006 from 23.1% in the three months ended March 31, 2005.

Real Estate Taxes

Real estate tax expense increased $1.0 million, or 10.5%, to $10.6 million in the three months ended March 31, 2006 compared to $9.6 million in the three months ended March 31, 2005. This increase is due primarily to increased taxes of $0.6 million related to properties acquired and Santana Row, and higher tax assessments for our other properties.

Property Operating Income

Property operating income increased $7.4 million, or 10.7%, to $76.1 million in the three months ended March 31, 2006 compared to $68.7 million in the three months ended March 31, 2005. This increase is due primarily to the following:

•	growth in same-center earnings,

•	growth in earnings at Santana Row and redevelopment properties, and

•	earnings attributable to properties acquired in 2006 and 2005.

Same-center property operating income increased 5.0%, or approximately $2.8 million, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This increase is primarily due to increased rental income associated with new leases, higher real estate tax recoveries and lower property operating expenses. When redevelopment and expansion properties are included with same-center results, property operating income increased by 6.4% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Other

Interest Expense

Interest expense increased $2.2 million, or 10.0%, to $24.3 million in the three months ended March 31, 2006 compared to $22.1 million in the three months ended March 31, 2005. This increase is primarily due to higher borrowings to finance our acquisitions. Gross interest costs were $25.0 million and $23.0 million in the three months ended March 31, 2006 and 2005, respectively. Capitalized interest amounted to $0.7 million and $1.0 million in the three months ended March 31, 2006 and March 31, 2005, respectively.

General and Administrative Expense

General and administrative expense was consistent at $4.5 million in the three months ended March 31, 2006 and 2005. This is primarily due to an increase in gross wages and benefits being offset by an increase in wages and benefits capitalized as a result of increased leasing and development activities.

Depreciation and Amortization

Depreciation and amortization expense increased $2.1 million, or 9.6%, to $24.0 million in the three months ended March 31, 2006 from $21.9 million in the three months ended March 31, 2005. This increase is due primarily to depreciation on acquired properties, Santana Row phases placed into service and improvements at same-center properties.

Minority Interests

Income to minority partners decreased $0.4 million, or 29.2% to $1.1 million in the three months ended March 31, 2006 from $1.5 million in the three months ended March 31, 2005. This decrease is due primarily to a decrease in the interest held by minority partners.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed, which is required to be reported separately from results of ongoing operations. The reported operating (loss) income of $(0.3) million and $0.5 million in the three months ended March 31, 2006 and 2005, respectively, represent the operating (loss) income for the period during which we owned properties sold in 2006 and 2005.

Gain on Sale of Real Estate

The gain on sale of real estate in 2006 increased $4.5 million to $8.7 million in the three months ended March 31, 2006 compared to $4.3 million in the three months ended March 31, 2005. All of the properties sold in 2006 (condominiums at Santana Row) and 2005 (two properties in Tempe, Arizona) resulted in gains.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of regional directors, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the three months ended March 31, 2006 and 2005. The results of properties classified as discontinued operations have been excluded from the table.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
East
Rental income	$81,407	$77,907
Total revenue	$83,363	$79,552
Property operating income (1)	$59,311	$54,908
Property operating income as a percent of total revenue	71.1%	69.0%
Total assets	$1,393,356	$1,336,867
Gross leasable area (square feet)	15,039	15,049

West
Rental income	$24,081	$20,400
Total revenue	$25,542	$21,966
Property operating income (1)	$16,793	$13,816
Property operating income as a percent of total revenue	65.7%	62.9%
Total assets	$888,261	$900,481
Gross leasable area (square feet)	2,605	2,369

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Illinois and Michigan. As of March 31, 2006, the East region consisted of 71 properties and was 96.7% leased.

Rental income for the East region increased $3.5 million to $81.4 million in the three months ended March 31, 2006 compared to $77.9 million in the three months ended March 31, 2005 due primarily to the following:

•	an increase of $2.0 million attributable to properties acquired in 2006 and 2005, and

•	an increase of $1.1 million at redevelopment properties due primarily to increased rental rates on new leases and increased occupancy.

Property operating income for the East region increased $4.4 million due primarily to the increase in rental income discussed above and $1.0 million of lower snow removal costs. As a result of these changes, the ratio of property operating income to total revenue for the East region improved to 71.1% in the three months ended March 31, 2006 from 69.0% in the three months ended March 31, 2005.

West

The West region extends from Texas to the West Coast. As of March 31, 2006, the West region consisted of 34 properties, including Santana Row, and was 93.6% leased.

Rental income for the West region increased $3.7 million to $24.1 million in the three months ended March 31, 2006 from $20.4 million in the three months ended March 31, 2005 due primarily to the following:

•	an increase of $2.2 million at Santana Row due primarily to leasing newly constructed residential units and increased rental rates on new retail leases, and

•	an increase of $1.3 million attributable to the acquisition of Crow Canyon in December 2005.

Property operating income for the West region increased $3.0 million due primarily to the increase in rental income discussed above partially offset by a $0.5 million increase in real estate taxes. As a result of these changes, the ratio of property operating income to total revenue for the West region improved to 65.7% in the three months ended March 31, 2006 from 62.9% in the three months ended March 31, 2005.

The overall return on investment in our West region is significantly less than the overall return on investment in our East region. This is due primarily to the following factors:

•	the generally lower bases in our East properties,

•	current occupancy rates at Houston Street in San Antonio, Texas are below our portfolio average, and

•	the phasing into service of Santana Row.

We expect that returns on investment in our West region will continue to rise as Santana Row and Houston Street come into service, but that they will not necessarily rise to the same level of overall returns that are generated in our East region.

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

The cash needed to execute our strategy and invest in new properties, as well as to pay our debt at maturity, must come from one or more of the following sources:

•	cash provided by operations that is not distributed to shareholders,

•	proceeds from the issuance of new debt or equity securities, or

•	proceeds from property dispositions.

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. We may, from time to time, seek to obtain funds by the following means:

•	additional equity offerings,

•	unsecured debt financing and/or mortgage financings, and

•	other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative debt structure.

The following factors could affect our ability to meet our liquidity requirements:

•	we may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	restrictions in our debt instruments or preferred stock may prohibit us from incurring debt or issuing equity under certain circumstances, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Cash and cash equivalents were $4.8 million and $8.6 million at March 31, 2006 and December 31, 2005, respectively. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300 million revolving credit facility, which we utilize to initially finance the acquisition of properties and meet other short-term working capital requirements. This revolving credit facility matures in October 2006, subject to a one-year extension at our option.

Summary of Cash Flows

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash provided by operating activities	$47,401	$38,739
Cash used in investing activities	(11,899)	(80,860)
Cash (used in) provided by financing activities	(39,349)	39,291

Decrease in cash and cash equivalents	(3,847)	(2,830)
Cash and cash equivalents, beginning of year	8,639	30,475

Cash and cash equivalents, end of period	$4,792	$27,645

Net cash provided by operating activities increased by $8.7 million to $47.4 million during the three months ended March 31, 2006 from $38.7 million during the three months ended March 31, 2005. The increase was primarily attributable to:

•	$5.8 million decrease in cash used for working capital due primarily to higher prepaid rent and accounts payable balances, and

•	$2.9 million higher net income before gain on sale of real estate, depreciation and amortization, minority interest, and other non-cash expenses.

Net cash used in investing activities decreased approximately $69.0 million to $11.9 million during the three months ended March 31, 2006 from $80.9 million during the three months ended March 31, 2005. The decrease was primarily attributable to:

•	$43.4 million decrease in acquisitions of real estate,

•	$20.4 million increase in proceeds from the sale of real estate, and

•	$4.5 million decrease in capital expenditures.

Net cash used in financing activities increased approximately $78.6 million to $39.3 million used during the three months ended March 31, 2006 from $39.3 million provided during the three months ended March 31, 2005. The increase was primarily attributable to:

•	$40.5 million repayment of senior note,

•	$21.5 million decrease in net borrowings on our revolving credit facility,

•	$13.2 million increase in dividends paid to shareholders, and

•	$12.0 million decrease in proceeds from the issuance of common shares;

Partially offset by

•	$8.4 million decrease in net payments on mortgages, capital leases and notes payable.

Off-Balance Sheet Arrangements

Other than the joint venture funding commitments described in the next paragraph and items disclosed in the Contractual Commitments Table below, we have no off-balance sheet arrangements as of March 31, 2006 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored, shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $37 million and $86 million, respectively, of equity capital to acquire properties with a targeted investment date through June 2006. No assurances can be made that we will identify properties that meet the acquisition requirements of the Partnership. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method. In total, at March 31, 2006, the Partnership had $47.2 million of mortgage notes outstanding.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of March 31, 2006:

	Commitments Due by Period
	Total	Remainder of 2006	2007-2008	2009-2010	After 2010
		(In thousands)
Current and long-term debt	$1,245,161	$201,842	$318,647	$189,446	$535,226
Capital lease obligations, principal only	148,516	931	2,792	3,449	141,344
Operating leases	284,306	3,413	9,182	9,066	262,645
Real estate commitments	134,287	69,267	5,020	—	60,000
Development and redevelopment obligations	50,787	44,392	6,395	—	—
Restaurant joint ventures	2,000	2,000	—	—	—
Contractual operating obligations	6,793	5,177	1,526	90	—

Total contractual cash obligations	$1,871,850	$327,022	$343,562	$202,051	$999,215

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

Based on management’s current estimate of fair market value as of March 31, 2006, our estimated maximum liability upon exercise of the put option would range from approximately $40 million to $45 million.

(b)	Under the terms of two other partnerships which own properties in southern California with a cost of approximately $29.0 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash and the purchase price for the other partnership will be paid using our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

(c)	Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. We estimate our total obligation under the Agreement to be in the range of $1.6 million to $3.0 million. As of March 31, 2006, we have funded approximately $1.1 million related to this obligation. In anticipation of further shortfalls of incremental tax revenues to the City, we have accrued approximately $0.4 million as of March 31, 2006 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $0.4 million currently accrued. However, we do not anticipate that our obligation would exceed $0.6 million in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

(d)	Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of March 31, 2006, a total of 420,426 operating units are outstanding.

(e)	In addition to our contractual obligations, we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. In addition, future rental commitments are not reflected as commitments until the underlying leased space has been delivered for use. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row and Assembly Square.

(f)	We are the guarantor for the “non-recourse carve outs” under mortgage notes totaling $36.7 million that are secured by three properties owned by subsidiaries of our unconsolidated joint venture with affiliates of Clarion Lion Properties Fund, a discretionary fund created and advised by ING Clarion Partners. We are not guaranteeing the debt itself. The joint venture indemnifies us for any loss we incur under these guarantees.

(g)	Upon completion on or around June 1, 2006, we expect to take possession of approximately 37,000 square feet of retail space under a capital lease. The term of the capital lease is 99 years from the date of possession and requires annual cash payments of approximately $374,000 and will be adjusted every 20 years based on the Consumer Price Index and other factors.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of March 31, 2006:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2006	Interest Rate as of March 31, 2006	Maturity Date
	(Dollars in thousands)
Mortgage Loans (1)
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,849	6.510%	October 1, 2008
164 E. Houston Street	345	133	7.500%	October 6, 2008
Mercer Mall	Acquired	4,561	8.375%	April 1, 2009
Federal Plaza	36,500	34,550	6.750%	June 1, 2011
Tysons Station	7,000	6,471	7.400%	September 1, 2011
Crow Canyon	Acquired	22,197	5.400%	August 11, 2013
Barracks Road	44,300	43,052	7.950%	November 1, 2015
Hauppauge	16,700	16,230	7.950%	November 1, 2015
Lawrence Park	31,400	30,516	7.950%	November 1, 2015
Wildwood	27,600	26,823	7.950%	November 1, 2015
Wynnewood	32,000	31,099	7.950%	November 1, 2015
Brick Plaza	33,000	31,985	7.415%	November 1, 2015
Mount Vernon (2)	13,250	12,485	5.660%	April 15, 2028

Total Mortgage Loans		269,951

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	1,765	10.00%	January 31, 2013
Other	295	45	Various	Various
Unsecured Variable Rate
Revolving credit facilities (3)	300,000	99,000	LIBOR + 0.75%	October 8, 2006
Term note with banks	100,000	100,000	LIBOR + 0.95%	October 8, 2006
Term note with banks (4)	150,000	150,000	LIBOR + 0.95%	October 8, 2008
Escondido (Municipal Bonds) (5)	9,400	9,400	3.04%	October 1, 2016

Total Notes Payable		360,210

Senior Notes and Debentures
Unsecured Fixed Rate
6.125% Notes (6)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
5.65% Notes	125,000	125,000	5.650%	June 1, 2016
7.48% Debentures (7)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (8)	40,000	40,000	6.820%	August 1, 2027

Subtotal		615,000
Unamortized Discount		(1,684)

Total Senior Notes and Debentures		613,316
Capital Lease Obligations

Various		148,516	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,391,993

1)	Mortgage loans do not include our 30% share ($14.2 million) of the $47.2 million debt of the partnership with Clarion Lion Properties Fund.
2)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
3)	The revolving credit facility offers a one-year extension option. The maximum amount drawn under the facility during the three months ended March 31, 2006 was $102.0 million. The weighted average effective interest rate on borrowings under the facility was 5.00% for the three months ended March 31, 2006.
4)	This loan bears interest at LIBOR plus 95 basis points. In January 2004, we purchased interest rate swaps or hedges on this note, which fixed the LIBOR portion of the interest rate at 2.401% through October 2006, resulting in an effective interest rate, assuming no change to our debt rating, of 3.351% through October 2006.
5)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
6)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.
7)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.
8)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2006, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Interest Rate Hedging

We enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in the three months ended March 31, 2006 and 2005, and we do not anticipate it will have a significant effect in the future.

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

Funds From Operations

Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with the U.S. GAAP, plus depreciation and amortization of real estate assets and excluding extraordinary items and gains and losses on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities. It should be noted that FFO:

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

An increase or decrease in FFO available for common shareholders does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis unless necessary for us to maintain REIT status. However, we must distribute 90% of our REIT taxable income (including net capital gain) to remain qualified as a REIT. Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Net income	$31,031	$23,997
Gain on sale of real estate	(8,737)	(4,282)
Depreciation and amortization of real estate assets	21,874	20,519
Amortization of initial direct costs of leases	1,739	1,626
Depreciation of joint venture real estate assets	165	156

Funds from operations	46,072	42,016
Dividends on preferred stock	(2,869)	(2,869)
Income attributable to operating partnership units	233	158

Funds from operations available for common shareholders	$43,436	$39,305

Weighted average number of common shares, diluted (1)	53,662	53,179

Funds from operations available for common shareholders, per diluted share	$0.81	$0.74

(1)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive in the computation of diluted EPS for the periods presented.

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

We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We are exposed to credit loss in the event of non-performance by the counter party to our interest rate swap used to fix the LIBOR portion of our $150 million term loan. The counterparty of this swap has a long-term debt rating of “A” by Standard and Poor’s Rating Service and “A1” by Moody’s Investor Service as of March 31, 2006.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2028 or through 2077 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2006 we had $1.2 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at March 31, 2006 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $41.5 million. If interest rates on our fixed-rate debt instruments at March 31, 2006 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $49.4 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2006, we had $208.4 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $2.1 million, and our net income and cash flows for the year would decrease by approximately $2.1 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $2.1 million, and our net income and cash flows for the year would increase by approximately $2.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our management, including Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings previously disclosed in our 2005 Annual Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2005 Annual Report filed with the Securities and Exchange Commission on February 27, 2006. These factors include, but are not limited to, the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

We intend to hold our Annual Meeting of Shareholders on May 3, 2006.

Item 6. Exhibits

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately proceeding such exhibits and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated herein by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description
10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.10	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.11	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	Amendment to Restricted Share Award Agreement dated December 8, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.17	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) (the “2002 2Q Form 10-Q”) and incorporated herein by reference)

10.18	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.20	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.22	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 (the “2002 3Q Form 10-Q”) and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the 2002 3Q Form 10-Q and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.25	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	Severance Agreement between the Trust and Dawn Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.27	Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.31	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.32	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)