Form 10-Q
period 2006-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2006-08-02
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of Registrant’s common shares outstanding on July 31, 2006 was 53,075,599.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2006

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2005, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(In thousands, except per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating	$2,790,717	$2,731,694
Construction-in-progress	58,334	50,593
Discontinued operations	3,645	47,034

	2,852,696	2,829,321
Less accumulated depreciation and amortization	(696,691)	(663,750)

Net real estate	2,156,005	2,165,571

Cash and cash equivalents	14,042	8,639
Accounts and notes receivable	38,659	38,161
Mortgage notes receivable	40,796	40,531
Investment in real estate partnership	10,641	9,375
Prepaid expenses and other assets	83,909	83,168
Debt issuance costs, net of accumulated amortization of $8,642 and $7,592, respectively	4,417	5,407

TOTAL ASSETS	$2,348,469	$2,350,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$268,978	$270,898
Obligations under capital leases	148,211	148,815
Notes payable, including revolving credit facility	363,119	316,755
Senior notes and debentures	613,458	653,675
Accounts payable and accrued expenses	79,827	88,089
Dividends payable	31,363	31,268
Security deposits payable	8,851	8,807
Other liabilities and deferred credits	38,118	38,505

Total liabilities	1,551,925	1,556,812
Minority interests	19,215	19,193
Commitments and contingencies (Note E)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares	135,000	135,000
Common shares, $.01 par, 100,000,000 shares authorized, 54,546,427 and 54,371,057 issued, respectively	545	544
Additional paid-in capital	1,114,862	1,114,732
Accumulated dividends in excess of net income	(443,756)	(437,817)
Treasury shares at cost, 1,481,189 and 1,480,360, respectively	(28,806)	(28,794)
Deferred compensation on unvested shares	—	(9,704)
Notes receivable from issuance of common shares	(1,792)	(1,792)
Accumulated other comprehensive income	1,276	2,678

Total shareholders’ equity	777,329	774,847

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,348,469	$2,350,852

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands, except per share data)
REVENUE
Rental income	$210,498	$193,545
Other property income	3,956	3,970
Mortgage interest income	2,671	2,730

Total revenue	217,125	200,245
EXPENSES
Rental	42,329	42,446
Real estate taxes	21,076	18,273
General and administrative	9,483	9,484
Depreciation and amortization	48,078	44,038

Total operating expense	120,966	114,241

OPERATING INCOME	96,159	86,004

OTHER
Other interest income	593	1,693
Interest expense	(49,034)	(43,890)
Income from real estate partnership	338	224
Minority interests	(2,397)	(2,795)

INCOME FROM CONTINUING OPERATIONS	45,659	41,236

DISCONTINUED OPERATIONS
Loss from discontinued operations	(143)	(316)
Gain on sale of real estate	23,771	7,884

Results from discontinued operations	23,628	7,568

NET INCOME	69,287	48,804
Dividends on preferred stock	(5,738)	(5,738)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$63,549	$43,066

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.75	$0.68
Discontinued operations	0.45	0.14

	$1.20	$0.82

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.75	$0.67
Discontinued operations	0.44	0.14

	$1.19	$0.81

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2006	2005
	(In thousands, except per share data)
REVENUE
Rental income	$105,533	$95,762
Other property income	1,862	2,042
Mortgage interest income	1,349	1,449

Total revenue	108,744	99,253
EXPENSES
Rental	20,265	19,401
Real estate taxes	10,525	8,705
General and administrative	4,981	4,982
Depreciation and amortization	24,172	22,242

Total operating expense	59,943	55,330

OPERATING INCOME	48,801	43,923

OTHER
Other interest income	331	1,301
Interest expense	(24,754)	(21,827)
Income from real estate partnership	190	153
Minority interests	(1,324)	(1,279)

INCOME FROM CONTINUING OPERATIONS	23,244	22,271

DISCONTINUED OPERATIONS
Loss from discontinued operations	(22)	(1,066)
Gain on sale of real estate	15,034	3,602

Results from discontinued operations	15,012	2,536

NET INCOME	38,256	24,807
Dividends on preferred stock	(2,869)	(2,869)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$35,387	$21,938

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.39	$0.37
Discontinued operations	0.28	0.05

	$0.67	$0.42

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.38	$0.36
Discontinued operations	0.28	0.05

	$0.66	$0.41

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Common Shareholders’ Equity

(Unaudited)

	Six Months Ended June 30,
	2006			2005
	Common Shares		Additional Paid-in Capital	Common Shares		Additional Paid-in Capital
	Shares	Par Value		Shares	Par Value
	(In thousands, except share data)
Common shares
Balance, beginning of year	54,371,057	$544	$1,114,732	53,616,827	$536	$1,108,213
Cumulative effect of change in accounting principle	—	—	(6,416)	—	—	—
Exercise of stock options	57,951	—	1,863	216,175	2	5,609
Shares issued under dividend reinvestment plan	24,969	—	1,682	32,570	—	1,617
Conversion and redemption of OP units	12,216	—	113	203,140	2	(11,561)
Grants of common shares	80,234	1	—	76,807	1	3,948
Share-based compensation expense (SFAS No. 123 (R))	—	—	2,888	—	—	—
Deferred stock compensation associated with variable accounting (APB No. 25)	—	—	—	—	—	484

Balance, end of period	54,546,427	$545	$1,114,862	54,145,519	$541	$1,108,310

Accumulated dividends in excess of net income
Balance, beginning of year		$(437,817)			$(416,026)
Net income		69,287			48,804
Dividends declared to common shareholders		(69,488)			(55,735)
Dividends declared to preferred shareholders		(5,738)			(5,738)

Balance, end of period		$(443,756)			$(428,695)

Treasury shares, at cost
Balance, beginning of year	(1,480,360)	$(28,794)		(1,480,201)	$(28,786)
Unvested shares forfeited	(829)	(12)		—	—

Balance, end of period	(1,481,189)	$(28,806)		(1,480,201)	$(28,786)

Deferred compensation on unvested shares
Balance, beginning of year		$(9,704)			$(8,641)
Cumulative effect of change in accounting principle		9,704			—
Shares issued, net of forfeitures		—			(3,380)
Vesting of shares		—			2,255

Balance, end of period		$—			$(9,766)

Notes receivable from issuance of common shares
Balance, beginning of year		$(1,792)			$(2,083)
Loans paid		—			291

Balance, end of period		$(1,792)			$(1,792)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$2,678			$2,321
Change due to recognizing gain on securities		—			60
Change in valuation on interest rate swaps		(1,402)			391

Balance, end of period		$1,276			$2,772

Comprehensive income
Net income		$69,287			$48,804
Change due to recognizing gain on securities		—			60
Change in valuation on interest rate swaps		(1,402)			391

Total comprehensive income		$67,885			$49,255

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$69,287	$48,804
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	48,339	45,587
Gain on sale of real estate	(23,771)	(7,884)
Equity in income from real estate partnership	(338)	(224)
Minority interests	2,397	2,795
Other, net	203	4,743
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	2,547	(4,407)
Decrease in prepaid expenses and other assets	2,668	7,421
Decrease in accounts payable, security deposits and prepaid rent	(1,518)	(3,011)
Decrease in accrued expenses	(6,016)	(4,679)

Net cash provided by operating activities	93,798	89,145
INVESTING ACTIVITIES
Acquisition of real estate	(33,291)	(67,403)
Capital expenditures—development and redevelopment	(29,318)	(55,761)
Capital expenditures—other	(21,731)	(5,630)
Proceeds from sale of real estate	75,748	24,706
Investment in real estate partnership	(4,930)	—
Leasing costs	(3,834)	(3,308)
(Issuance) repayment of mortgage and other notes receivable, net	(519)	7,957

Net cash used in investing activities	(17,875)	(99,439)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility	46,500	49,000
Repayment of senior debentures	(40,500)	—
Repayment of mortgages, capital leases and notes payable	(2,660)	(2,219)
Issuance of common shares	1,851	5,902
Dividends paid to common and preferred shareholders	(73,449)	(56,956)
Distributions to minority interests	(2,262)	(2,283)

Net cash used in financing activities	(70,520)	(6,556)

Increase (decrease) in cash and cash equivalents	5,403	(16,850)
Cash and cash equivalents at beginning of year	8,639	30,475

Cash and cash equivalents at end of period	$14,042	$13,625

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

June 30, 2006

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code of 1986 (the “Code”). A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row, which began in August 2005, are being conducted through a TRS. Other than the sales of these condominiums, our TRS activities have not been material.

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

Stock-Based Compensation

Cumulative Effect of Change in Accounting Principle

Prior to January 1, 2006, we accounted for stock based compensation under the recognition and measurement provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, no stock based compensation costs were recognized in the Statement of Operations for stock options as our options granted had an exercise price equal to the market value of our common shares on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under this transition method, compensation cost recognized beginning January 1, 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to January 1, 2006, we used the Black-Scholes model to value stock options and we intend to continue to use this model to value stock options issued subsequent to January 1, 2006.

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

On January 1, 2006, we recorded the cumulative effect of adopting SFAS No. 123(R). This cumulative effect resulted in decreasing accrued liabilities by $3.3 million and increasing shareholder equity by $3.3 million. These balance sheet changes related to deferred compensation on unvested shares. Under SFAS No. 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation is now recorded over the requisite service period with an offsetting credit to equity (generally additional paid-in capital).

Share-Based Compensation Subsequent to the Adoption of SFAS No. 123(R)

A summary of share-based compensation expense included in net income for the six and three months ended June 30, 2006 is as follows:

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006
	(In thousands)
Share-based compensation incurred
Grants of common share	$2,381	$1,160
Grants of options	508	277

	2,889	1,437
Capitalized share-based compensation	(162)	(83)

Share-based compensation expensed	$2,727	$1,354

If we had not adopted SFAS No. 123(R), our net income for the six and three months ended June 30, 2006 would have excluded share-based compensation related to options of $0.5 million and $0.3 million, respectively, and included variable stock compensation related to our performance shares of $0.6 million and $0.3 million, respectively. Under SFAS No. 123(R), the compensation associated with our unvested performance shares is now fixed at their grant-date fair value. Accordingly, if we had not adopted SFAS No. 123(R), our income from continuing operations, net income, basic earnings per share and dilutive earnings per share for the six and three months ended June 30, 2006 would not have been significantly different. While there are certain differences between SFAS No. 123 and 123(R), we believe the pro forma disclosures under SFAS No. 123 presented below approximate the effect of SFAS No. 123(R) for the six and three months ended June 30, 2005.

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

Pro Forma Information for Period Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock based compensation for the six and three months ended June 30, 2005.

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
	(In thousands, except per share data)
Net income, as reported	$48,804	$24,807
Add: stock-based employee compensation cost included in net income	1,939	1,071
Deduct: stock-based employee compensation cost under the fair value method for all rewards	(1,999)	(1,121)

Pro forma net income	$48,744	$24,754

Earnings Per Share:
Basic, as reported	$0.82	$0.42
Basic, pro forma	$0.82	$0.42

Diluted, as reported	$0.81	$0.41
Diluted, pro forma	$0.81	$0.41

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$45,659	$41,236	$23,244	$22,271
Preferred stock dividends	(5,738)	(5,738)	(2,869)	(2,869)

Income from continuing operations available for common shareholders	39,921	35,498	20,375	19,402
Results from discontinued operations	23,628	7,568	15,012	2,536

Net income available for common shareholders, basic and dilutive	$63,549	$43,066	$35,387	$21,938

DENOMINATOR
Weighted average common shares outstanding - basic	52,789	52,333	52,842	52,454
Effect of dilutive securities:
Stock options	403	543	392	532
Unvested stock	95	—	81	—

Weighted average common shares outstanding – dilutive (1)	53,287	52,876	53,315	52,986

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.75	$0.68	$0.39	$0.37
Discontinued operations	0.45	0.14	0.28	0.05

	$1.20	$0.82	$0.67	$0.42

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.75	$0.67	$0.38	$0.36
Discontinued operations	0.44	0.14	0.28	0.05

	$1.19	$0.81	$0.66	$0.41

(1)	The conversion of operating partnership units is anti-dilutive for the periods presented. Accordingly, operating partnership units have been excluded from the weighted average common shares used to compute diluted EPS.

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2006		2005
	(In thousands)
Total interest costs incurred	$50,357		$46,428
Interest capitalized	(1,323)		(2,538)

Interest expense	$49,034		$43,890

Cash paid for interest	$49,161		$44,869

Cash paid for income taxes	$3,030	(1)	$46

(1)	Cash paid for income taxes for the six months ended June 30, 2006 includes $2.8 million related to the sales of condominiums at Santana Row which are being conducted through a TRS.

NOTE B – REAL ESTATE

The following table provides a summary of significant acquisitions made by us and our consolidated affiliates during the six months ended June 30, 2006:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
January 20, 2006	4900 Hampden Lane	Bethesda, MD	35,000	$12.0	(1)
January 27, 2006	7770 Richmond Hwy	Alexandria, VA	60,000	$9.9	(2)
June 29, 2006	Town Center of New Britain	New Britain, PA	126,000	$12.8	(3)

(1)	Approximately $0.1 million and $0.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.
(2)	Approximately $0.2 million and $0.2 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.
(3)	Approximately $0.5 million and $0.8 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.

The following table provides a summary of significant dispositions made by us and our consolidated affiliates during the six months ended June 30, 2006:

Date	Property	City, State	Gross Leasable Area	Sales Price	Gain
			(In square feet)	(In millions)
Various	Condominiums at Santana Row (81 units) (1)	San Jose, CA	N/A	$57.2	$16.4	(2)
June 5, 2006	Greenlawn Plaza	Huntington, NY	102,000	$20.4	$7.4	(3)

(1)	As of June 30, 2006, we had sold 211 of the 219 condominium units we intend to sell at Santana Row.
(2)	Gain of $16.4 million is net of $2.2 million in taxes.
(3)	This property was sold to our real estate partnership in which we own a 30% interest. Accordingly, we only recognized a partial gain on this sale related to the 70% equity interest sold.

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

NOTE C. REAL ESTATE PARTNERSHIP

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. We and Clarion both hold a 0.1% general partner interest in the Partnership, and our remaining interests in the Partnership are held in the form of limited partner interests. The Partnership plans to acquire up to $350.0 million of stabilized, supermarket-anchored shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $37.0 million and $86.0 million, respectively, of equity capital to acquire properties. No assurances can be made that we will identify properties that meet the acquisition requirements of the Partnership. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. As of June 30, 2006, we have made total cumulative contributions of $14.4 million and received total distributions of $1.3 million. We account for our interest in the Partnership using the equity method.

The following tables provide summarized operating results and the financial position of the Partnership:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
OPERATING RESULTS
Revenue	$4,350	$4,189	$2,342	$2,139
Expenses
Depreciation and amortization	1,105	1,045	557	524
Other operating expenses	1,149	1,163	568	491
Interest expense	1,357	1,235	742	615

Total expenses	3,611	3,443	1,867	1,630

Net income	$739	$746	$475	$509

Our share of net income from real estate partnership	$338	$224	$190	$153

	June 30, 2006	December 31, 2005
	(In thousands)
BALANCE SHEETS
Real estate, net	$125,179	$79,050
Cash	1,856	1,452
Other assets	4,204	3,599

Total assets	$131,239	$84,101

Mortgages payable	$77,425	$47,225
Other liabilities	7,029	5,506
Partners’ capital	46,785	31,370

Total liabilities and partners’ capital	$131,239	$84,101

Our share of unconsolidated debt	$23,228	$14,168

Our investment in real estate partnership	$10,641	$9,375

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

For mortgage notes totaling $36.7 million at June 30, 2006 that are secured by three properties owned by subsidiaries of the Partnership, we are the guarantor for the obligations of the joint venture which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

The following table provides a summary of significant acquisitions made by the Partnership, which is an unconsolidated subsidiary, during the six months ended June 30, 2006:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
June 5, 2006	Greenlawn Plaza (1)	Huntington, NY	102,000	$20.4
June 8, 2006	Barcroft Plaza	Falls Church, VA	90,000	$25.1

(1)	This property was acquired from the Trust.

NOTE D – DEBT

On March 10, 2006, we repaid our 6.99% medium term notes with a principal amount of $40.5 million. These notes were repaid with funds borrowed on our revolving credit facility.

On June 30, 2006, we had a $550.0 million unsecured credit facility consisting of a $150.0 million five-year term loan, a $100.0 million three-year term loan and a $300.0 million revolving credit facility. During the six and three months ended June 30, 2006, the maximum amount of borrowings outstanding under our revolving credit facility was $194.0 million, and the average amount of borrowings outstanding was $96.6 million and $116.3 million, respectively. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 5.3% and 5.4% for the six and three months ended June 30, 2006, respectively. As of June 30, 2006, the three and five-year term loans bore interest at LIBOR plus 85 basis points and the revolving credit facility bore interest at LIBOR plus 65 basis points.

On July 17, 2006 we issued $120.0 million of fixed rate notes, which mature on July 15, 2012 and bear interest at 6.0%, and $130.0 million of fixed rate notes, which mature on January 15, 2017 and bear interest at 6.2%. Our net proceeds from these note offerings after issuance discounts and underwriting fees were $247.9 million. These proceeds, along with $2.4 million borrowed on our revolving credit facility, were used to repay all the principal of our $150.0 million five-year term loan and $100.0 million three-year term loan and $0.3 million of related accrued interest on July 17, 2006.

In order to hedge our exposure to interest rate fluctuations on the $150.0 million five-year term loan, we entered into an interest rate swap in January 2006, which fixed the LIBOR portion of the interest rate on this term loan at 2.401% through October 8, 2006. The full notional amount of this swap qualified as a cash flow hedge until we repaid this term loan on July 17, 2006. On July 17, 2006, we did not redesignate this swap and the related $1.3 million included in accumulated other comprehensive income was recognized into earnings.

On July 28, 2006, we replaced our existing revolving credit facility with a new $300.0 million unsecured revolving credit facility. This new revolving credit facility matures on July 28, 2010, subject to a one-year extension at our option, and initially bears interest at LIBOR plus 42.5 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholder’s equity and debt coverage ratios and a maximum ratio of debt to net worth. At June 30, 2006, we were in compliance with all loan covenants.

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

NOTE E – COMMITMENTS AND CONTINGENCIES

We are currently a party to various legal proceedings. Other than as described below, we do not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Also under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties due to certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, due to certain matters relating to the ownership of the properties prior to their acquisition by us.

We have one matter expected to go to trial in 2006. Based on the facts of this matter and advice from our legal counsel, we believe that we will prevail. If, however, we are unsuccessful in our defense of this matter, there is a possibility that there will be a material adverse impact on our net income.

We also have one litigation matter filed against us in May 2003 which alleges that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The plaintiff is seeking an unspecified amount of monetary damages. A trial as to liability only was held and on June 27, 2006, a jury rendered a verdict against us. We have filed a motion for judgment as a matter of law or, in the alternative, for a new trial. We are also requesting that the court certify the case for immediate appeal in the event the motion for judgment as a matter of law and motion for a new trial are denied. All of these motions are scheduled to be heard in August 2006. If our motions are denied and we are not successful in having the jury verdict reversed by an immediate appeal, the case will proceed to a trial on the issue of damages which will not occur for at least nine months. The complaint did not specify the amount of damages claimed and we cannot make a reasonable estimate of potential damages until experts are retained and additional discovery is completed on the damages issue. If we are not successful in overturning the jury verdict, there likely will be a material adverse impact on our net income in the period in which we would pay the damages awarded.

NOTE F – SHAREHOLDERS’ EQUITY

The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2006				2005
	Declared		Paid		Declared	Paid
	(In thousands)
Common shares	$1.310	(1)	$1.310	(1)	$1.060	$1.010
8.5% Series B Cumulative Preferred	$1.063		$1.063		$1.063	$1.063

(1)	Includes regular dividend of $1.11 and special dividend of $0.200 resulting from the sales of condominiums at Santana Row.

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

NOTE G – COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Minimum rents
Retail and commercial	$159,273	$146,609	$80,285	$73,562
Residential	5,614	3,439	3,120	1,764
Cost reimbursement	39,712	37,718	19,402	17,915
Percentage rent	3,150	3,062	1,216	1,266
Other	2,749	2,717	1,510	1,255

	$210,498	$193,545	$105,533	$95,762

Minimum rents include $3.1 million and $3.2 million for the six months ended June 30, 2006 and 2005, respectively, and $1.7 million and $1.4 million for the three months ended June 30, 2006 and 2005, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $1.0 million and $0.8 million for the six months ended June 30, 2006 and 2005, respectively, and $0.5 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141. Residential minimum rents consist of the entire rental amounts at Rollingwood Apartments, the Crest at Congressional Plaza Apartments and residential units at Santana Row not sold or held for sale at June 30, 2006.

NOTE H – SHARE-BASED COMPENSATION PLANS

As of June 30, 2006, we have grants outstanding under two share-based compensation plans. Our 1993 Long Term Incentive Plan (‘the 1993 Plan”) authorized the grant of share options, common shares and other share-based awards for up to 5.5 million shares of common stock. The 1993 Plan expired in May 2003. In May 2001, our shareholders approved our 2001 Long Term Incentive Plan (“the 2001 Plan”) which authorized the grant of an additional 1,750,000 shares for share options, common shares and other share-based awards.

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

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

The following table provides a summary of the weighted-average assumption used to value options:

Six Months Ended June 30, 2006
Volatility	18.7%
Expected dividend yield	4.9%
Expected term (in years)	3.8
Risk free interest rate	4.6%

The following table provides a summary of option activity for the six months ended June 30, 2006:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2005	958,455	$32.52
Granted	320,814	67.73
Exercised	(57,931)	32.16
Forfeited or expired	(128,670)	34.08

Outstanding at June 30, 2006	1,092,668	$42.71	6.7	$29,822

Exercisable at June 30, 2006	547,527	$24.28	4.2	$25,032

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $7.86. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $2.2 million. The total cash received from options exercised during the six months ended June 30, 2006 was $1.9 million.

The following table provides a summary of share activity for the six months ended June 30, 2006:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2005	227,407	$38.28
Granted	80,234	67.73
Vested	(92,539)	39.69
Forfeited	(391)	59.61

Unvested at June 30, 2006	214,711	$48.64

The total vesting-date fair value of shares vested during the six months ended June 30, 2006 was $6.2 million.

As of June 30, 2006, there was $11.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.6 years with a weighted-average period of 1.2 years.

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

NOTE I – SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

A summary of our operations by geographic region is presented below:

	Six Months Ended June 30, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$162,669	$47,829	$—	$210,498
Other property income	2,255	1,701	—	3,956
Mortgage interest income	1,505	1,166	—	2,671
Rental expenses	(29,412)	(12,917)	—	(42,329)
Real estate taxes	(16,857)	(4,219)	—	(21,076)

Property operating income	120,160	33,560	—	153,720
General and administrative expense	—	—	(9,483)	(9,483)
Depreciation and amortization	(32,753)	(14,335)	(990)	(48,078)
Other interest income	531	62	—	593
Interest expense	—	—	(49,034)	(49,034)
Income from real estate partnership	—	—	338	338

Income from continuing operations and minority interests	87,938	19,287	(59,169)	48,056
Minority interests	—	—	(2,397)	(2,397)
(Loss) income from discontinued operations	—	—	(143)	(143)
Gain on sale of real estate	—	—	23,771	23,771

Net income	$87,938	$19,287	$(37,938)	$69,287

Total assets at end of period	$1,393,298	$877,499	$77,672	$2,348,469

	Six Months Ended June 30, 2005
	East	West	Other	Total
	(In thousands)
Rental income	$152,944	$40,601	$—	$193,545
Other property income	1,768	2,202	—	3,970
Mortgage interest income	1,414	1,316	—	2,730
Rental expenses	(29,416)	(13,030)	—	(42,446)
Real estate taxes	(15,915)	(2,358)	—	(18,273)

Property operating income	110,795	28,731	—	139,526
General and administrative expense	—	—	(9,484)	(9,484)
Depreciation and amortization	(30,845)	(11,844)	(1,349)	(44,038)
Other interest income	1,658	35	—	1,693
Interest expense	—	—	(43,890)	(43,890)
Income from real estate partnership	—	—	224	224

Income from continuing operations before minority interests	81,608	16,922	(54,499)	44,031
Minority interests	—	—	(2,795)	(2,795)
(Loss) income from discontinued operations	—	—	(316)	(316)
Gain on sale of real estate	—	—	7,884	7,884

Net income	$81,608	$16,922	$(49,726)	$48,804

Total assets at end of period	$1,328,329	$900,704	$67,989	$2,297,022

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

	Three Months Ended June 30, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$81,785	$23,748	$—	$105,533
Other property income	1,012	850	—	1,862
Mortgage interest income	793	556	—	1,349
Rental expenses	(13,980)	(6,285)	—	(20,265)
Real estate taxes	(8,422)	(2,103)	—	(10,525)

Property operating income	61,188	16,766	—	77,954
General and administrative expense	—	—	(4,981)	(4,981)
Depreciation and amortization	(16,430)	(7,107)	(635)	(24,172)
Other interest income	294	37	—	331
Interest expense	—	—	(24,754)	(24,754)
Income from real estate partnership	—	—	190	190

Income from continuing operations and minority interests	45,052	9,696	(30,180)	24,568
Minority interests	—	—	(1,324)	(1,324)
(Loss) income from discontinued operations	—	—	(22)	(22)
Gain on sale of real estate	—	—	15,034	15,034

Net income	$45,052	$9,696	$(16,492)	$38,256

Total assets at end of period	$1,393,298	$877,499	$77,672	$2,348,469

	Three Months Ended June 30, 2005
	East	West	Other	Total
	(In thousands)
Rental income	$75,561	$20,201	$—	$95,762
Other property income	816	1,226	—	2,042
Mortgage interest income	741	708	—	1,449
Rental expenses	(12,935)	(6,466)	—	(19,401)
Real estate taxes	(7,923)	(782)	—	(8,705)

Property operating income	56,260	14,887	—	71,147
General and administrative expense	—	—	(4,982)	(4,982)
Depreciation and amortization	(15,369)	(6,133)	(740)	(22,242)
Other interest income	1,287	14	—	1,301
Interest expense	—	—	(21,827)	(21,827)
Income from real estate partnership	—	—	153	153

Income from continuing operations and minority interests	42,178	8,768	(27,396)	23,550
Minority interests	—	—	(1,279)	(1,279)
(Loss) income from discontinued operations	—	—	(1,066)	(1,066)
Gain on sale of real estate	—	—	3,602	3,602

Net income	$42,178	$8,768	$(26,139)	$24,807

Total assets at end of period	$1,328,329	$900,704	$67,989	$2,297,022

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 3, 2006 and amended on March 10, 2006.

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

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, before making any investments in us.

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of June 30, 2006, we owned or had a majority interest in 104 community and neighborhood shopping centers and mixed-use properties comprising approximately 17.7 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as in California, and one apartment complex in Maryland. In total, the 104 commercial properties were 96.7% leased at June 30, 2006. A joint venture in which we own a 30% interest owned six neighborhood shopping centers totaling approximately 0.7 million square feet as of June 30, 2006. In total, the joint venture properties in which we own an interest were 98.5% leased at June 30, 2006. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 38 consecutive years.

2006 Property Acquisitions and Dispositions

The following table provides a summary of significant acquisitions made by us and our consolidated affiliates during the six months ended June 30, 2006:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
January 20, 2006	4900 Hampden Lane	Bethesda, MD	35,000	$12.0	(1)
January 27, 2006	7770 Richmond Hwy	Alexandria, VA	60,000	$9.9	(2)
June 29, 2006	Town Center of New Britain	New Britain, PA	126,000	$12.8	(3)

(1)	Approximately $0.1 million and $0.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.
(2)	Approximately $0.2 million and $0.2 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.
(3)	Approximately $0.5 million and $0.8 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.

The following table provides a summary of significant acquisitions made by our unconsolidated real estate partnership during the six months ended June 30, 2006:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
June 5, 2006	Greenlawn Plaza (1)	Huntington, NY	102,000	$20.4
June 8, 2006	Barcroft Plaza	Falls Church, VA	90,000	$25.1

(1)	This property was acquired from the Trust.

The following table provides a summary of significant dispositions made by us and our consolidated affiliates during the six months ended June 30, 2006:

Date	Property	City, State	Gross Leasable Area	Sales Price	Gain
			(In square feet)	(In millions)
Various	Condominiums at Santana Row (81 units) (1)	San Jose, CA	N/A	$57.2	$16.4	(2)
June 5, 2006	Greenlawn Plaza	Huntington, NY	102,000	$20.4	$7.4	(3)

(1)	As of June 30, 2006, we had sold 211 of the 219 condominium units we intend to sell at Santana Row.
(2)	Gain of $16.4 million is net of $2.2 million in taxes.
(3)	This property was sold to our real estate partnership in which we own a 30% interest. Accordingly, we only recognized a partial gain on this sale related to the 70% equity interest sold.

2006 Debt Transactions

On March 10, 2006, we repaid our 6.99% medium term notes with a principal amount of $40.5 million. These notes were repaid with funds borrowed on our revolving credit facility.

On July 17, 2006 we issued $120.0 million of fixed rate notes, which mature on July 15, 2012 and bear interest at 6.0%, and $130.0 million of fixed rate notes, which mature on January 15, 2017 and bear interest at 6.2%. Our net proceeds from these note offerings after issuance discounts and underwriting fees were $247.9 million. These proceeds, along with $2.4 million borrowed on our revolving credit facility, were used to repay all the principal of our $150.0 million five-year term loan and $100.0 million three-year term loan and $0.3 million of related accrued interest on July 17, 2006.

In order to hedge our exposure to interest rate fluctuations on the $150.0 million five-year term loan, we entered into an interest rate swap in January 2004, which fixed the LIBOR portion of the interest rate on this term loan at 2.401% through October 8, 2006. The full notional amount of this swap qualified as a cash flow hedge until we repaid this term loan on July 17, 2006. On July 17, 2006, we did not redesignate this swap and the related $1.3 million included in accumulated other comprehensive income was recognized into earnings.

On July 28, 2006, we replaced our existing revolving credit facility with a new $300.0 million unsecured revolving credit facility. The new revolving credit facility matures on July 28, 2010, subject to a one-year extension at our option, and initially bears interest at LIBOR plus 42.5 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.

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

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces as leases on these spaces expire. In 2006 and 2007, we anticipate that tenants with leases for over 700,000 square feet of retail space that has been under redevelopment will begin paying rent. As redevelopment properties are completed, spaces that were out of service begin generating revenue; in addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases. For example, many of the leases with rents commencing in 2006 were signed in 2005 or earlier, and leases signed in 2004 and 2005 on spaces for which there was a previous tenant have on average been renewed at double digit base rent increases. On spaces where the tenant leases are expiring in 2006, our analysis of current market rents as compared to rents on the existing leases leads us to expect that the base rents in new leases will have double-digit weighted average increases over the base rents currently in place.

At June 30, 2006 the leasable square feet in our shopping centers was 94.7% occupied and 96.7% leased. The leased rate is higher than the occupied rate due to spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. We believe that our occupancy rate will improve slightly in 2006 over 2005 as tenants take possession of leased spaces, particularly in centers being redeveloped, but that our occupancy rate will always be below our leased rate as leased spaces are prepared for occupancy. Our occupancy and leased rates are subject to variability over time due to acquisitions and the timing of the start and stabilization of our redevelopment projects.

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

Acquisitions

We anticipate growth in earnings in 2006 from acquisitions of neighborhood and community shopping centers in our primary markets in the East and West regions, as well as a reduction in earnings from selective dispositions. Any growth in earnings from acquisitions is contingent, however, on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may also affect our success in achieving growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the acquisition.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 AND 2005

			Change
	2006	2005	Dollars	%
	(Dollar amounts in thousands)
Rental income	$210,498	$193,545	$16,953	8.8%
Other property income	3,956	3,970	(14)	-0.4%
Mortgage interest income	2,671	2,730	(59)	-2.2%

Total property revenue	217,125	200,245	16,880	8.4%
Rental expenses	42,329	42,446	(117)	-0.3%
Real estate taxes	21,076	18,273	2,803	15.3%

Total property expenses	63,405	60,719	2,686	4.4%

Property operating income	153,720	139,526	14,194	10.2%
Other interest income	593	1,693	(1,100)	-65.0%
Income from real estate partnership	338	224	114	50.9%
Interest expense	(49,034)	(43,890)	(5,144)	11.7%
General and administrative expense	(9,483)	(9,484)	1	—
Depreciation and amortization	(48,078)	(44,038)	(4,040)	9.2%

Total other, net	(105,664)	(95,495)	(10,169)	10.6%

Income from continuing operations before minority interests	48,056	44,031	4,025	9.1%
Minority interests	(2,397)	(2,795)	398	-14.2%
Loss from discontinued operations	(143)	(316)	173	-54.7%
Gain on sale of real estate	23,771	7,884	15,887	201.5%

Net income	$69,287	$48,804	$20,483	42.0%

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

Property Revenues

Total property revenue increased $16.9 million, or 8.4%, to $217.1 million in the six months ended June 30, 2006 compared to $200.2 million in the six months ended June 30, 2005. The percentage leased at our shopping centers increased to 96.7% at June 30, 2006 compared to 95.0% at June 30, 2005 due primarily to new leases signed at existing properties. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants, and percentage rent. Rental income increased $17.0 million, or 8.8%, to $210.5 million in the six months ended June 30, 2006 compared to $193.5 million in the six months ended June 30, 2005, due primarily to the following:

•	an increase of $6.2 million attributable to properties acquired in 2006 and 2005,

•	an increase of $4.2 million at same-center properties due to increased rental rates on new leases and increased occupancy,

•	an increase of $3.9 million at Santana Row due primarily to leasing newly constructed residential rental units and increased rental rates on new retail leases, and

•	an increase of $2.4 million at redevelopment properties due to increased occupancy and increased rental rates on new leases.

Other Property Income

Other property income was consistent at $4.0 million in the six months ended June 30, 2006 and 2005. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. During the six months ended June 30, 2006, there was a decrease of $0.6 million in lease termination fees offset by an increase in other items.

Property Expenses

Total property operating expenses increased $2.7 million, or 4.4%, to $63.4 million in the six months ended June 30, 2006 compared to $60.7 million in the six months ended June 30, 2005. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses decreased $0.1 million, or 0.3%, to $42.3 million in the six months ended June 30, 2006 compared to $42.4 million in the six months ended June 30, 2005. This decrease is due primarily to the following:

•	a decrease of $1.0 million due to lower bad debt expense and lower insurance expense,

•	decrease of $1.8 million due to lower snow removal costs,

partially offset by

•	an increase of $1.4 million at Santana Row due primarily to higher repair, maintenance and other common area costs associated with the newly constructed residential rental units placed into service, and

•	an increase of $1.3 million, attributable to properties acquired in 2006 and 2005.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income decreased to 19.7% in the six months ended June 30, 2006 from 21.5% in the six months ended June 30, 2005.

Real Estate Taxes

Real estate tax expense increased $2.8 million, or 15.3%, to $21.1 million in the six months ended June 30, 2006 compared to $18.3 million in the six months ended June 30, 2005. This increase is due primarily to increased taxes of $2.2 million related to Santana Row and properties acquired. The increase at Santana Row is due primarily to a change in estimated real estate taxes recorded in June 2005. This change in estimate resulted from receiving final real estate tax assessments that decreased our real estate taxes for retail real estate and increased our real estate taxes for residential units at Santana Row by $1.1 million in 2005. The related residential units impacted by this change in estimate are being sold as condominiums and therefore, the increase in residential real estate taxes is included in discontinued operations as discussed below.

Property Operating Income

Property operating income increased $14.2 million, or 10.2%, to $153.7 million in the six months ended June 30, 2006 compared to $139.5 million in the six months ended June 30, 2005. This increase is due primarily to the following:

•	growth in same-center earnings,

•	earnings attributable to properties acquired in 2005 and 2006, and

•	growth in earnings at redevelopment properties and Santana Row.

Same-center property operating income increased 5.3%, or approximately $6.0 million, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase is primarily due to increased rental income associated with new leases, higher real estate tax recoveries and lower property operating expenses. When redevelopment and expansion properties are included with same-center results, property operating income increased by 6.1% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Other

Interest Expense

Interest expense increased $5.1 million, or 11.7%, to $49.0 million in the six months ended June 30, 2006 compared to $43.9 million in the six months ended June 30, 2005. This increase is primarily due to higher borrowings to finance our acquisitions, an increase in interest rates on our variable rate debt and a decrease in capitalized interest. Gross interest costs were $50.4 million and $46.4 million in the six months ended June 30, 2006 and 2005, respectively. Capitalized interest amounted to $1.3 million and $2.5 million in the six months ended June 30, 2006 and June 30, 2005, respectively. Capitalized interest decreased due primarily to placing the newly constructed residential rental units at Santana Row and retail development at Assembly Square into service.

General and Administrative Expense

General and administrative expense was consistent at $9.5 million in the six months ended June 30, 2006 and 2005. This is primarily due to an increase in gross wages and benefits being offset by an increase in wages and benefits capitalized as a result of increased leasing, development, and redevelopment activities.

Depreciation and Amortization

Depreciation and amortization expense increased $4.0 million, or 9.2%, to $48.1 million in the six months ended June 30, 2006 from $44.0 million in the six months ended June 30, 2005. This increase is due primarily to depreciation on acquired properties, improvements at same-center properties, and placing the newly constructed residential rental units at Santana Row and retail development at Assembly Square into service.

Minority Interests

Income to minority partners decreased $0.4 million, or 14.2% to $2.4 million in the six months ended June 30, 2006 from $2.8 million in the six months ended June 30, 2005. This decrease is due primarily to a decrease in the interest held by minority partners partially offset by an increase in earnings at properties held in non-wholly owned partnerships.

Income from Discontinued Operations

Loss from discontinued operations represents the operating loss of properties that have been disposed, which is required to be reported separately from results of ongoing operations. The reported operating loss of $0.1 million and $0.3 million in the six months ended June 30, 2006 and 2005, respectively, represent the operating loss for the period during which we owned properties sold in 2006 and 2005. The loss for 2005 includes an unfavorable change in estimated real estate taxes recorded in June 2005. This change in estimate resulted from receiving final real estate tax assessments for the condominiums sold at Santana Row that were greater than our estimated accrual.

Gain on Sale of Real Estate

The gain on sale of real estate in 2006 increased $15.9 million to $23.8 million in the six months ended June 30, 2006 compared to $7.9 million in the six months ended June 30, 2005. All of the properties sold in the six months ended June 30, 2006 (Greenlawn Plaza and condominiums at Santana Row) and the six months ended June 30, 2005 (properties in Tempe, Arizona and Winter Park, Florida) resulted in gains.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of regional directors, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the six months ended June 30, 2006 and 2005. The results of properties classified as discontinued operations have been excluded from the table.

	Six Months Ended June 30,
	2006	2005
	(In thousands)
East
Rental income	$162,669	$152,944
Total revenue	$166,429	$156,126
Property operating income (1)	$120,160	$110,795
Property operating income as a percent of total revenue	72.2%	71.0%
Total assets	$1,393,298	$1,328,329
Gross leasable area (square feet)	15,074	14,999

West
Rental income	$47,829	$40,601
Total revenue	$50,696	$44,119
Property operating income (1)	$33,560	$28,731
Property operating income as a percent of total revenue	66.2%	65.1%
Total assets	$877,499	$900,704
Gross leasable area (square feet)	2,608	2,368

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Illinois and Michigan. As of June 30, 2006, the East region consisted of 71 properties and was 97.1% leased.

Rental income for the East region increased $9.7 million to $162.7 million in the six months ended June 30, 2006 compared to $152.9 million in the six months ended June 30, 2005 due primarily to the following:

•	an increase of $3.7 million attributable to properties acquired in 2005 and 2006, and

•	an increase of $3.3 million at same-center properties due primarily to increased rental rates on new leases and increased occupancy.

Property operating income for the East region increased $9.4 million due primarily to the increase in rental income discussed above partially offset by a $0.9 million increase in real estate tax expense. As a result of these changes, the ratio of property operating income to total revenue for the East region improved to 72.2% in the six months ended June 30, 2006 from 71.0% in the six months ended June 30, 2005.

West

The West region extends from Texas to the West Coast. As of June 30, 2006, the West region consisted of 34 properties, including Santana Row, and was 94.1% leased.

Rental income for the West region increased $7.2 million to $47.8 million in the six months ended June 30, 2006 from $40.6 million in the six months ended June 30, 2005 due primarily to the following:

•	an increase of $3.9 million at Santana Row due primarily to leasing newly constructed residential units and increased rental rates on new retail leases, and

•	an increase of $2.5 million attributable to the acquisition of Crow Canyon in December 2005.

Property operating income for the West region increased $4.8 million due primarily to the increase in rental income discussed above partially offset by a $1.9 million increase in real estate taxes. As previously discussed, the increase in real estate taxes is due primarily to a favorable change in estimate for retail real estate taxes at Santana Row recorded in June 2005. As a result of these changes, the ratio of property operating income to total revenue for the West region improved to 66.2% in the six months ended June 30, 2006 from 65.1% in the six months ended June 30, 2005.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 AND 2005

			Change
	2006	2005	Dollars	%
	(Dollar amounts in thousands)
Rental income	$105,533	$95,762	$9,771	10.2%
Other property income	1,862	2,042	(180)	-8.8%
Mortgage interest income	1,349	1,449	(100)	-6.9%

Total property revenue	108,744	99,253	9,491	9.6%
Rental expenses	20,265	19,401	864	4.5%
Real estate taxes	10,525	8,705	1,820	20.9%

Total property expenses	30,790	28,106	2,684	9.5%

Property operating income	77,954	71,147	6,807	9.6%
Other interest income	331	1,301	(970)	-74.6%
Income from real estate partnership	190	153	37	24.2%
Interest expense	(24,754)	(21,827)	(2,927)	13.4%
General and administrative expense	(4,981)	(4,982)	1	—
Depreciation and amortization	(24,172)	(22,242)	(1,930)	8.7%

Total other, net	(53,386)	(47,597)	(5,789)	12.2%

Income from continuing operations before minority interests	24,568	23,550	1,018	4.3%
Minority interests	(1,324)	(1,279)	(45)	3.5%
Loss from discontinued operations	(22)	(1,066)	1,044	-97.9%
Gain on sale of real estate	15,034	3,602	11,432	317.4%

Net income	$38,256	$24,807	$13,449	54.2%

Property Revenues

Total property revenue increased $9.5 million, or 9.6%, to $108.7 million in the three months ended June 30, 2006 compared to $99.3 million in the three months ended June 30, 2005. The percentage leased at our shopping centers increased to 96.7% at June 30, 2006 compared to 95.0% at June 30, 2005 due primarily to new leases signed at existing properties. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants, and percentage rent. Rental income increased $9.8 million, or 10.2%, to $105.5 million in the three months ended June 30, 2006 compared to $95.8 million in the three months ended June 30, 2005 due primarily to the following:

•	an increase of $3.3 million at same-center properties due to increased rental rates on new leases and increased occupancy,

•	an increase of $3.3 million attributable to properties acquired in 2006 and 2005,

•	an increase of $1.6 million at Santana Row due primarily to leasing newly constructed residential rental units, and

•	an increase of $1.5 million at redevelopment properties due to increased occupancy and increased rental rates on new leases.

Other Property Income

Other property income decreased $0.2 million, or 8.8%, to $1.9 million in the three months ended June 30, 2006 compared to $2.0 million in the three months ended June 30, 2005. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is due primarily to a decrease in lease termination fees.

Property Expenses

Total property expenses increased $2.7 million, or 9.5%, to $30.8 million in the three months ended June 30, 2006 compared to $28.1 million in the three months ended June 30, 2005. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $0.9 million, or 4.5%, to $20.3 million in the three months ended June 30, 2006 compared to $19.4 million in the three months ended June 30, 2005. This increase is due primarily to the following:

•	an increase of $0.7 million, attributable to properties acquired in 2005 and 2006,

•	an increase of $0.5 million at Santana Row due primarily to higher repair, maintenance and other common area costs associated with the newly constructed residential rental units placed into service,

partially offset by

•	a decrease of $0.7 million due to lower legal costs.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income decreased to 18.9% in the three months ended June 30, 2006 from 19.8% in the three months ended June 30, 2005.

Real Estate Taxes

Real estate tax expense increased $1.8 million, or 20.9%, to $10.5 million in the three months ended June 30, 2006 compared to $8.7 million in the three months ended June 30, 2005. This increase is due primarily to increased taxes of $1.6 million related to properties acquired and Santana Row. The increase at Santana Row is due primarily to a change in estimated real estate taxes recorded in June 2005. This change in estimate resulted from receiving final real estate tax assessments that decreased our real estate taxes for retail real estate and increased our real estate taxes for residential units at Santana Row by $1.1 million in 2005. The related residential units impacted by this change in estimate are being sold as condominiums and therefore, the increase in residential real estate taxes is included in discontinued operations as discussed below.

Property Operating Income

Property operating income increased $6.8 million, or 9.6%, to $78.0 million in the three months ended June 30, 2006 compared to $71.1 million in the three months ended June 30, 2005. This increase is due primarily to the following:

•	growth in same-center earnings,

•	earnings attributable to properties acquired in 2005 and 2006, and

•	growth in earnings at redevelopment properties.

Same-center property operating income increased 5.6%, or approximately $3.2 million, in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This increase is primarily due to increased rental income associated with new leases, higher real estate tax recoveries, and increased occupancy. When redevelopment and expansion properties are included with same-center results, property operating income increased by 5.9% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Other

Interest Expense

Interest expense increased $2.9 million, or 13.4%, to $24.8 million in the three months ended June 30, 2006 compared to $21.8 million in the three months ended June 30, 2005. This increase is primarily due to an increase in interest rates on our variable rate debt, higher borrowings to finance our acquisitions and a decrease in capitalized interest. Gross interest costs were $25.4 million and $23.4 million in the three months ended June 30, 2006 and 2005, respectively. Capitalized interest amounted to $0.6 million and $1.6 million in the three months ended June 30, 2006 and June 30, 2005, respectively. Capitalized interest decreased due primarily to placing the newly constructed residential rental units at Santana Row and retail development at Assembly Square into service.

General and Administrative Expense

General and administrative expense was consistent at $5.0 million in the three months ended June 30, 2006 and 2005. This is primarily due to an increase in gross wages and benefits being offset by an increase in wages and benefits capitalized as a result of increased leasing, development, and redevelopment activities.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million, or 8.7%, to $24.2 million in the three months ended June 30, 2006 from $22.2 million in the three months ended June 30, 2005. This increase is due primarily to depreciation on improvements at same-center properties, acquired properties and placing the newly constructed residential rental units at Santana Row and retail development at Assembly Square into service.

Minority Interests

Income to minority partners was consistent at $1.3 million in the three months ended June 30, 2006 and 2005. This is due to a decrease in the interest held by minority partners offset by an increase in earnings at properties held in non-wholly owned partnerships.

Income from Discontinued Operations

Loss from discontinued operations represents the operating loss of properties that have been disposed, which is required to be reported separately from results of ongoing operations. The reported operating loss of less than $0.1 million and $1.1 million in the three months ended June 30, 2006 and 2005, respectively, represent the operating loss for the period during which we owned properties sold in 2006 and 2005. The loss for 2005 includes an unfavorable change in estimated real estate taxes recorded in June 2005. This change in estimate resulted from receiving final real estate tax assessments for the condominiums sold at Santana Row that were greater than our estimated accrual.

Gain on Sale of Real Estate

The gain on sale of real estate in 2006 increased $11.4 million to $15.0 million in the three months ended June 30, 2006 compared to $3.6 million in the three months ended June 30, 2005. All of the properties sold in the three months ended June 30, 2006 (Greenlawn Plaza and condominiums at Santana Row) and the three months ended June 30, 2005 (two properties in Winter Park, Florida) resulted in gains.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of regional directors, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the three months ended June 30, 2006 and 2005. The results of properties classified as discontinued operations have been excluded from the table.

	Three Months Ended June 30,
	2006	2005
	(In thousands)
East
Rental income	$81,785	$75,561
Total revenue	$83,590	$77,118
Property operating income (1)	$61,188	$56,260
Property operating income as a percent of total revenue	73.2%	73.0%
Total assets	$1,393,298	$1,328,329
Gross leasable area (square feet)	15,074	14,999

West
Rental income	$23,748	$20,201
Total revenue	$25,154	$22,135
Property operating income (1)	$16,766	$14,887
Property operating income as a percent of total revenue	66.7%	67.3%
Total assets	$877,499	$900,704
Gross leasable area (square feet)	2,608	2,368

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $6.2 million to $81.8 million in the three months ended June 30, 2006 compared to $75.6 million in the three months ended June 30, 2005 due primarily to the following:

•	an increase of $2.4 million at same-center properties due to increased rental rates on new leases and increased occupancy, and

•	an increase of $1.8 million at redevelopment properties due to increased rental rates on new leases and increased occupancy.

Property operating income for the East region increased $4.9 million due primarily to the increase in rental income discussed above partially offset by a $1.0 million increase in rental expenses due primarily to increased occupancy at redevelopment properties. As a result of these changes, the ratio of property operating income to total revenue for the East region improved to 73.2% in the three months ended June 30, 2006 from 73.0% in the three months ended June 30, 2005.

West

Rental income for the West region increased $3.5 million to $23.7 million in the three months ended June 30, 2006 from $20.2 million in the three months ended June 30, 2005 due primarily to the following:

•	an increase of $1.6 million at Santana Row due primarily to leasing newly constructed residential units and increased rental rates on new retail leases, and

•	an increase of $1.3 million attributable to the acquisition of Crow Canyon in December 2005.

Property operating income for the West region increased $1.9 million due primarily to the increase in rental income discussed above partially offset by a $1.3 million increase in real estate taxes. As previously discussed, the increase in real estate taxes is due primarily to a favorable change in estimate for retail real estate taxes at Santana Row recorded in June 2005. As a result of these changes, the ratio of property operating income to total revenue for the West region decreased to 66.7% in the three months ended June 30, 2006 from 67.3% in the three months ended June 30, 2005.

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

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. We may, from time to time, seek to obtain funds by the following means:

•	additional equity offerings,

•	unsecured debt financing and/or mortgage financings, and

•	other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative debt structure.

The following factors could affect our ability to meet our liquidity requirements:

•	we may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	restrictions in our debt instruments or preferred stock equity may prohibit us from incurring debt or issuing equity under certain circumstances, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Cash and cash equivalents were $14.0 million at June 30, 2006. Cash and cash equivalents are not a good indicator of our liquidity. On June 30, 2006 we had a $300 million revolving credit facility that was scheduled to mature in October 2006. On July 28, 2006 we replaced this revolving credit facility with a new $300.0 million unsecured credit facility that matures July 28, 2010, subject to a one-year extension at our option. We intend to utilize our revolving credit facility to finance the initially acquisition of properties and meet other short-term working capital requirements.

Summary of Cash Flows

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash provided by operating activities	$93,798	$89,145
Cash used in investing activities	(17,875)	(99,439)
Cash used in financing activities	(70,520)	(6,556)

Increase (decrease) in cash and cash equivalents	5,403	(16,850)
Cash and cash equivalents, beginning of year	8,639	30,475

Cash and cash equivalents, end of period	$14,042	$13,625

Net cash provided by operating activities increased by $4.7 million to $93.8 million during the six months ended June 30, 2006 from $89.1 million during the six months ended June 30, 2005. The increase was primarily attributable to:

•	$2.4 million decrease in cash used for working capital due primarily to lower accounts receivable partially offset by higher prepaid expenses, and

•	$2.3 million higher net income before gain on sale of real estate, depreciation and amortization, minority interest, and other non-cash expenses.

Net cash used in investing activities decreased approximately $81.6 million to $17.9 million during the six months ended June 30, 2006 from $99.4 million during the six months ended June 30, 2005. The decrease was primarily attributable to:

•	$51.0 million increase in proceeds from the sale of real estate,

•	$34.1 million decrease in acquisitions of real estate,

•	$10.3 million decrease in capital expenditures due primarily to lower development and redevelopment expenditures,

partially offset by

•	$8.5 million net proceeds from mortgage and other notes receivable due primarily to a $7.5 million early repayment received in 2005, and

•	$4.9 million increase in net contributions to real estate partnership due primarily to additional acquisitions by the real estate partnership.

Net cash used in financing activities increased approximately $64.0 million to $70.5 million during the six months ended June 30, 2006 from $6.6 million during the six months ended June 30, 2005. The increase was primarily attributable to:

•	$40.5 million repayment of senior note,

•	$16.5 million increase in dividends paid to shareholders, and

•	$4.1 million decrease in proceeds from the issuance of common shares.

Off-Balance Sheet Arrangements

Other than the joint venture funding commitments described in the next paragraph and items disclosed in the Contractual Commitments Table below, we have no off-balance sheet arrangements as of June 30, 2006 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored, shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $37 million and $86 million, respectively, of equity capital to acquire properties. No assurances can be made that we will identify properties that meet the acquisition requirements of the Partnership. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method. In total, at June 30, 2006, the Partnership had $77.4 million of mortgage notes outstanding.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of June 30, 2006:

	Commitments Due by Period
	Total	Remainder of 2006	2007-2008	2009-2010	After 2010
	(In thousands)
Current and long-term debt	$1,247,097	$203,823	$318,647	$189,401	$535,226
Capital lease obligations, principal only	148,211	626	2,792	3,449	141,344
Operating leases	283,169	2,276	9,182	9,066	262,645
Real estate commitments	134,096	68,090	6,006	—	60,000
Development and redevelopment obligations	97,520	54,914	42,606	—	—
Restaurant joint ventures	1,000	1,000	—	—	—
Contractual operating obligations	5,944	3,345	2,456	143	—

Total contractual cash obligations	$1,917,037	$334,074	$381,689	$202,059	$999,215

In addition to the amounts set forth in the table above, the following potential commitments exist:

(a)	Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of June 30, 2006, our estimated maximum liability upon exercise of the put option would range from approximately $40 million to $45 million.

(b)	Under the terms of two other partnerships which own properties in southern California with a cost of approximately $29.0 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash and the purchase price for the other partnership will be paid using our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

(c)	Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. We estimate our total obligation under the Agreement to be in the range of $1.6 million to $3.0 million. As of June 30, 2006, we have funded approximately $1.1 million related to this obligation. In anticipation of further shortfalls of incremental tax revenues to the City, we have accrued approximately $0.4 million as of June 30, 2006 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $0.4 million currently accrued. However, we do not anticipate that our obligation would exceed $0.6 million in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

(d)	Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of June 30, 2006, a total of 402,210 operating units are outstanding.

(e)	In addition to our contractual obligations, we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. In addition, future rental commitments are not reflected as commitments until the underlying leased space has been delivered for use. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row and Assembly Square.

(f)	We are the guarantor for the “non-recourse carve outs” under mortgage notes totaling $36.7 million that are secured by three properties owned by subsidiaries of our unconsolidated joint venture with affiliates of Clarion Lion Properties Fund, a discretionary fund created and advised by ING Clarion Partners. We are not guaranteeing the debt itself. The joint venture indemnifies us for any loss we incur under these guarantees.

(g)	Upon completion on or around September 2006, we expect to take possession of approximately 37,000 square feet of retail space under a capital lease. The term of the capital lease is 99 years from the date of possession and requires annual cash payments of approximately $374,000 and will be adjusted every 20 years based on the Consumer Price Index and other factors.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of June 30, 2006:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2006	Interest Rate as of June 30, 2006	Maturity Date
	(Dollars in thousands)
Mortgage Loans (1)
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,821	6.510%	October 1, 2008
164 E. Houston Street	345	122	7.500%	October 6, 2008
Mercer Mall	Acquired	4,544	8.375%	April 1, 2009
Federal Plaza	36,500	34,428	6.750%	June 1, 2011
Tysons Station	7,000	6,437	7.400%	September 1, 2011
Crow Canyon	Acquired	22,115	5.400%	August 11, 2013
Barracks Road	44,300	42,909	7.950%	November 1, 2015
Hauppauge	16,700	16,176	7.950%	November 1, 2015
Lawrence Park	31,400	30,414	7.950%	November 1, 2015
Wildwood	27,600	26,734	7.950%	November 1, 2015
Wynnewood	32,000	30,995	7.950%	November 1, 2015
Brick Plaza	33,000	31,869	7.415%	November 1, 2015
Mount Vernon (2)	13,250	12,414	5.660%	April 15, 2028

Total Mortgage Loans		268,978
Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	1,719	10.00%	January 31, 2013
Unsecured Variable Rate
Revolving credit facilities (3)	300,000	102,000	LIBOR + 0.65%	October 7, 2006
Term note with banks	100,000	100,000	LIBOR + 0.85%	October 7, 2006
Term note with banks (4)	150,000	150,000	LIBOR + 0.85%	October 7, 2008
Escondido (Municipal Bonds) (5)	9,400	9,400	3.551%	October 1, 2016

Total Notes Payable		363,119
Senior Notes and Debentures
Unsecured Fixed Rate
6.125% Notes (6)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
5.65% Notes	125,000	125,000	5.650%	June 1, 2016
7.48% Debentures (7)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (8)	40,000	40,000	6.820%	August 1, 2027

Subtotal		615,000
Unamortized Discount		(1,542)

Total Senior Notes and Debentures		613,458
Capital Lease Obligations
Various		148,211	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,393,766

1)	Mortgage loans do not include our 30% share ($23.2 million) of the $77.4 million debt of the partnership with Clarion Lion Properties Fund.
2)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
3)	The maximum amount drawn under the facility during the six months ended June 30, 2006 was $194.0 million. The weighted average effective interest rate on borrowings under the facility, before amortization of debt fees, was 5.3% and 5.4% for the six and three months ended June 30, 2006, respectively. On July 28, 2006 this revolving credit facility was replaced with a new $300.0 million unsecured revolving facility that matures on July 28, 2010, subject to a one-year extension at our option, and initially bears interest at LIBOR plus 42.5 basis points.
4)	These term notes were repaid on July 17, 2006 from the proceeds of our issuance of a $120.0 million of fixed rate notes, which mature on July 15, 2012 and bear interest at 6.0%, and $130.0 million of fixed rate notes, which mature on January 15, 2017 and bear interest at 6.2%.
5)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
6)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.
7)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.
8)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2006, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Interest Rate Hedging

We enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in the six months ended June 30, 2006 and 2005, and we do not anticipate it will have a significant effect in the future.

In January 2004, we entered into an interest rate swap to fix the LIBOR portion of our $150 million term loan issued in October of 2003. This swap fixed the LIBOR portion at 2.401% through October 2006. The full notional amount of this swap qualified as a cash flow hedge until we repaid this loan on July 17, 2006.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net income	$69,287	$48,804	$38,256	$24,807
Gain on sale of real estate	(23,771)	(7,884)	(15,034)	(3,602)
Depreciation and amortization of real estate assets	43,884	41,253	22,010	20,735
Amortization of initial direct costs of leases	3,564	3,428	1,825	1,802
Depreciation of joint venture real estate assets	315	314	151	157

Funds from operations	93,279	85,915	47,208	43,899
Dividends on preferred stock	(5,738)	(5,738)	(2,869)	(2,869)
Income attributable to operating partnership units	478	352	245	194

Funds from operations available for common shareholders	$88,019	$80,529	$44,584	$41,224

Weighted average number of common shares, diluted (1)	53,688	53,305	53,710	53,408

Funds from operations available for common shareholders, per diluted share	$1.64	$1.51	$0.83	$0.77

(1)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive in the computation of diluted EPS for the periods presented.

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

We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We are exposed to credit loss in the event of non-performance by the counter party to our interest rate swap used to fix the LIBOR on a notional amount of $150.0 million. The counterparty of this swap has a long-term debt rating of “A” by Standard and Poor’s Rating Service and “A1” by Moody’s Investor Service as of June 30, 2006.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2028 or through 2077 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2006 we had $1.2 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at June 30, 2006 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $37.1 million. If interest rates on our fixed-rate debt instruments at June 30, 2006 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $46.5 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At June 30, 2006, we had $211.4 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $2.1 million, and our net income and cash flows for the year would decrease by approximately $2.1 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $2.1 million, and our net income and cash flows for the year would increase by approximately $2.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2003, First National Mortgage Company filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleged that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave First National Mortgage Company the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The plaintiff is seeking an unspecified amount of monetary damages. A trial as to liability only was held and on June 27, 2006, a jury rendered a verdict against us. We have filed a motion for judgment as a matter of law or, in the alternative, for a new trial. We are also requesting that the court certify the case for immediate appeal in the event the motion for judgment as a matter of law and motion for a new trial are denied. All of these motions are scheduled to be heard in August 2006. If our motions are denied and we are not successful in having the jury verdict reversed by an immediate appeal, the case will proceed to a trial on the issue of damages which will not occur for at least nine months. The complaint did not specify the amount of damages claimed and we cannot make a reasonable estimate of potential damages until experts are retained and additional discovery is completed on the damages issue.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 3, 2006 and amended on March 10, 2006. These factors include, but are not limited to, the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interests of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. On May 5, 2006, we issued 12,216 common shares to redeem 12,216 operating partnership units. These shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal quarter ended June 30, 2006, we submitted certain matters to a vote of our shareholders through the notice of annual meeting of shareholders and the solicitation of proxies related thereto. The proxy materials related to our annual meeting of shareholders were distributed beginning March 24, 2006, and the annual meeting of shareholders was held on May 3, 2006 in Rockville, Maryland. As of the record date prior to such meeting, 53,029,303 of our common shares were outstanding. At the annual shareholders meeting on May 3, 2006, 41,450,298 shares of our common stock were presented in person or by proxy, representing 78% of our outstanding common shares. The following table sets forth the matters presented for a vote by the shareholders and the votes cast for and against such matters:

	Matter	Votes for	Votes against	Abstentions
(1)	Election of Mr. Walter F. Loeb as a Class I Trustee with a term serving until the 2009 Annual Meeting	39,695,724	1,754,574	—
(2)	Election of Mr. Joseph S. Vassalluzzo as a Class I Trustee with a term serving until the 2009 Annual Meeting	40,387,463	1,062,835	—
(3)	The ratification of the appointment of Grant Thornton LLP as the Trust’s independent registered public accounting firm for the year ending December 31, 2006	40,245,386	1,112,543	83,908

The terms of office of the following Trustees continued after the meeting: Jon E. Bortz, David W. Faeder, Kristin Gamble, Mark S. Ordan and Donald C. Wood.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

/s/ Donald C. Wood
August 2, 2006	Donald C. Wood, President, Chief Executive Officer and
Trustee (Principal Executive Officer)

/s/ Larry E. Finger
August 2, 2006	Larry E. Finger, Executive Vice President and Chief
Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated herein by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; 6 5/8% Notes due 2005; 6.82% Medium Term Notes due August 1, 2027; and 6.99% Medium Term Notes due March 10, 2006 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009 and the Trust’s 6 1/8% Notes due November 15, 2007 and the Trust’s 4.50% Notes due 2011 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description
10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.10	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.11	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	Amendment to Restricted Share Award Agreement dated December 8, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description
10.15	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) (the “2002 2Q Form 10-Q”) and incorporated herein by reference)

10.18	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.20	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.22	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 (the “2002 3Q Form 10-Q”) and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the 2002 3Q Form 10-Q and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.25	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	Severance Agreement between the Trust and Dawn Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.27	Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description
10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.31	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.32	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.33	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1) to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)