Form 10-Q
period 2006-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2006-11-06
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of Registrant’s common shares outstanding on November 2, 2006 was 55,288,507.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2005, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(In thousands, except per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating	$3,013,914	$2,731,694
Construction-in-progress	74,447	50,593
Discontinued operations	—	47,034

	3,088,361	2,829,321
Less accumulated depreciation and amortization	(718,006)	(663,750)

Net real estate	2,370,355	2,165,571

Cash and cash equivalents	66,424	8,639
Accounts and notes receivable	45,274	38,161
Mortgage notes receivable	40,795	40,531
Investment in real estate partnership	10,581	9,375
Prepaid expenses and other assets	98,920	83,168
Debt issuance costs, net of accumulated amortization of $7,001 and $7,592, respectively	7,773	5,407

TOTAL ASSETS	$2,640,122	$2,350,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$287,035	$270,898
Obligations under capital leases	147,901	148,815
Notes payable, including revolving credit facility	86,072	316,755
Senior notes and debentures	992,488	653,675
Accounts payable and accrued expenses	96,164	88,089
Dividends payable	33,680	31,268
Security deposits payable	9,753	8,807
Other liabilities and deferred credits	43,788	38,505

Total liabilities	1,696,881	1,556,812
Minority interests	18,644	19,193
Commitments and contingencies (Note F)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 5,400,000 shares	135,000	135,000
Common shares, $.01 par, 100,000,000 shares authorized, 56,761,321 and 54,371,057 issued, respectively	568	544
Additional paid-in capital	1,272,841	1,114,732
Accumulated dividends in excess of net income	(453,409)	(437,817)
Treasury shares at cost, 1,480,891 and 1,480,360, respectively	(28,807)	(28,794)
Deferred compensation on unvested shares	—	(9,704)
Notes receivable from issuance of common shares	(1,596)	(1,792)
Accumulated other comprehensive income	—	2,678

Total shareholders’ equity	924,597	774,847

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,640,122	$2,350,852

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands, except per share data)
REVENUE
Rental income	$321,009	$290,317
Other property income	5,743	6,406
Mortgage interest income	3,778	4,040

Total revenue	330,530	300,763

EXPENSES
Rental	63,156	62,190
Real estate taxes	32,785	28,241
General and administrative	15,747	14,441
Depreciation and amortization	72,056	66,130

Total operating expense	183,744	171,002

OPERATING INCOME	146,786	129,761

OTHER
Interest–rate swap and other interest income	2,088	1,946
Interest expense	(75,183)	(65,554)
Income from real estate partnership	533	349
Minority interests	(3,483)	(4,003)

INCOME FROM CONTINUING OPERATIONS	70,741	62,499

DISCONTINUED OPERATIONS
Loss from discontinued operations	(336)	(362)
Gain on sale of real estate	23,866	17,347

Results from discontinued operations	23,530	16,985

NET INCOME	94,271	79,484
Dividends on preferred stock	(8,607)	(8,607)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$85,664	$70,877

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.17	$1.03
Discontinued operations	0.45	0.32

	$1.62	$1.35

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.16	$1.02
Discontinued operations	0.44	0.32

	$1.60	$1.34

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2006	2005
	(In thousands, except per share data)
REVENUE
Rental income	$110,511	$96,772
Other property income	1,787	2,437
Mortgage interest income	1,107	1,310

Total revenue	113,405	100,519
EXPENSES
Rental	20,826	19,746
Real estate taxes	11,709	9,968
General and administrative	6,265	4,957
Depreciation and amortization	23,979	22,093

Total operating expense	62,779	56,764

OPERATING INCOME	50,626	43,755

OTHER
Interest–rate swap and other interest income	1,495	254
Interest expense	(26,149)	(21,664)
Income from real estate partnership	196	126
Minority interests	(1,086)	(1,208)

INCOME FROM CONTINUING OPERATIONS	25,082	21,263

DISCONTINUED OPERATIONS
Loss from discontinued operations	(193)	(46)
Gain on sale of real estate	95	9,463

Results from discontinued operations	(98)	9,417

NET INCOME	24,984	30,680
Dividends on preferred stock	(2,869)	(2,869)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$22,115	$27,811

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.42	$0.35
Discontinued operations	—	0.18

	$0.42	$0.53

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.41	$0.34
Discontinued operations	—	0.18

	$0.41	$0.52

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Common Shareholders’ Equity

(Unaudited)

	Nine Months Ended September 30,
	2006			2005
	Common Shares		Additional Paid-in Capital	Common Shares		Additional Paid-in Capital
	Shares	Par Value		Shares	Par Value
	(In thousands, except share data)
Common shares
Balance, beginning of year	54,371,057	$544	$1,114,732	53,616,827	$536	$1,108,213
Cumulative effect of change in accounting principle	—	—	(6,416)	—	—	—
Exercise of stock options	233,068	2	7,555	269,718	3	7,244
Shares issued under dividend reinvestment plan	34,561	—	2,371	45,620	—	2,420
Conversion and redemption of OP units	37,216	1	615	203,140	2	(12,806)
Grants of common shares	—	—	—	76,807	1	3,948
Share-based compensation expense (SFAS No. 123 (R))	82,749	1	4,789	—	—	—
Deferred stock compensation associated with variable accounting (APB No. 25)	—	—	—	—	—	800
Issuance of shares in public offering	2,002,670	20	149,195	—	—	—

Balance, end of period	56,761,321	$568	$1,272,841	54,212,112	$542	$1,109,819

Accumulated dividends in excess of net income
Balance, beginning of year		$(437,817)			$(416,026)
Net income		94,271			79,484
Dividends declared to common shareholders		(101,256)			(85,001)
Dividends declared to preferred shareholders		(8,607)			(8,607)

Balance, end of period		$(453,409)			$(430,150)

Treasury shares, at cost
Balance, beginning of year	(1,480,360)	$(28,794)		(1,480,201)	$(28,786)
Unvested shares forfeited	(834)	(13)		(158)	(8)

Balance, end of period	(1,481,194)	$(28,807)		(1,480,359)	$(28,794)

Deferred compensation on unvested shares
Balance, beginning of year		$(9,704)			$(8,641)
Cumulative effect of change in accounting principle		9,704			—
Shares issued, net of forfeitures		—			(3,380)
Vesting of shares		—			2,268

Balance, end of period		$—			$(9,753)

Notes receivable from issuance of common shares
Balance, beginning of year		$(1,792)			$(2,083)
Loans paid		196			291

Balance, end of period		$(1,596)			$(1,792)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$2,678			$2,321
Change due to recognizing gain on securities		—			60
Change in valuation on interest rate swaps		(1,493)			660
Change due to termination of hedge relationship (included in income)		(1,185)			—

Balance, end of period		$—			$3,041

Comprehensive income
Net income		$94,271			$79,484
Adjustments to unrealized gains on securities		—			60
Adjustments to unrealized gains on interest-rate swap		(1,493)			660

Total comprehensive income		$92,778			$80,204

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$94,271	$79,484
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	72,318	68,311
Gain on sale of real estate	(23,866)	(17,347)
Equity in income from real estate partnership	(533)	(349)
Minority interests	3,483	4,003
Other, net	(1,582)	8,119
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Increase in accounts receivable	(2,457)	(2,750)
Increase in prepaid expenses and other assets	(4,356)	(3,567)
Decrease in accounts payable, security deposits and prepaid rent	(472)	(2,074)
Increase in accrued expenses	3,649	1,035

Net cash provided by operating activities	140,455	134,865
INVESTING ACTIVITIES
Acquisition of real estate	(224,274)	(67,455)
Capital expenditures - development and redevelopment	(62,450)	(87,825)
Capital expenditures - other	(17,408)	(15,211)
Proceeds from sale of real estate	82,345	61,379
Investment in real estate partnership	(4,958)	—
Leasing costs	(6,155)	(5,267)
(Issuance) repayment of mortgage and other notes receivable, net	(382)	12,666

Net cash used in investing activities	(233,282)	(101,713)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility and bridge loan, net of costs	20,460	41,000
Issuance of senior debentures, net of costs	376,214	—
Repayment of senior debentures	(40,500)	—
Repayment of mortgages, capital leases and notes payable	(254,022)	(3,366)
Issuance of common shares	156,955	7,530
Dividends paid to common and preferred shareholders	(105,079)	(88,799)
Distributions to minority interests	(3,416)	(3,419)

Net cash provided by (used in) financing activities	150,612	(47,054)

Increase (decrease) in cash and cash equivalents	57,785	(13,902)
Cash and cash equivalents at beginning of year	8,639	30,475

Cash and cash equivalents at end of period	$66,424	$16,573

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated, affluent communities with relatively high barriers to entry in strategic metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California.

We operate in a manner intended to enable us to qualify as a real estate investment trust (or REIT) for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, federal income taxes on our REIT taxable income have been and are generally not expected to be material. We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states. Such state taxes also have not been material.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code of 1986 (the “Code”). A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row, which began in August 2005, were conducted through a TRS. Other than the sales of these condominiums, our TRS activities have not been material.

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

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

On January 1, 2006, we recorded the cumulative effect of adopting SFAS No. 123(R). This cumulative effect resulted in decreasing accrued liabilities by $3.3 million and increasing shareholder equity by $3.3 million. These balance sheet changes related to deferred compensation on unvested shares. Under SFAS No. 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation expense is now recorded over the requisite service period with an offsetting credit to equity (generally additional paid-in capital).

Share-Based Compensation Subsequent to the Adoption of SFAS No. 123(R)

A summary of share-based compensation expense included in net income for the nine and three months ended September 30, 2006 is as follows:

	Nine Months Ended September 30, 2006	Three Months Ended September 30, 2006
	(In thousands)
Share-based compensation incurred
Grants of common shares	$3,977	$1,596
Grants of options	813	305

	4,790	1,901
Capitalized share-based compensation	(464)	(157)

Share-based compensation expensed	$4,326	$1,744

If we had not adopted SFAS No. 123(R), our net income for the nine and three months ended September 30, 2006 would have excluded share-based compensation related to options of $0.8 million and $0.3 million, respectively, and included variable stock compensation related to our performance shares of $0.9 million and $0.4 million, respectively. Under SFAS No. 123(R), the compensation associated with our unvested performance shares is now fixed at their grant-date fair value. Accordingly, if we had not adopted SFAS No. 123(R), our income from continuing operations, net income, basic earnings per share and dilutive earnings per share for the nine and three months ended September 30, 2006 would not have been materially different. While there are certain differences between SFAS No. 123 and 123(R), we believe the pro forma disclosures under SFAS No. 123 presented below approximate the effect of SFAS No. 123(R) for the nine and three months ended September 30, 2005.

Pro Forma Information for Period Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock based compensation for the nine and three months ended September 30, 2005.

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
	(In thousands, except per share data)
Net income, as reported	$79,484	$30,680
Add: stock-based employee compensation cost included in net income	2,980	1,040
Deduct: stock-based employee compensation cost under the fair value method for all rewards	(3,475)	(1,250)

Pro forma net income	$78,989	$30,470

Earnings Per Share:
Basic, as reported	$1.35	$0.53
Basic, pro forma	$1.34	$0.52

Diluted, as reported	$1.34	$0.52
Diluted, pro forma	$1.33	$0.52

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$70,741	$62,499	$25,082	$21,263
Preferred stock dividends	(8,607)	(8,607)	(2,869)	(2,869)

Income from continuing operations available for common shareholders	62,134	53,892	22,213	18,394
Results from discontinued operations	23,530	16,985	(98)	9,417

Net income available for common shareholders, basic and dilutive	$85,664	$70,877	$22,115	$27,811

DENOMINATOR
Weighted average common shares outstanding - basic	52,923	52,443	53,187	52,618
Effect of dilutive securities:
Stock options	397	539	385	531
Unvested stock	98	—	104	—

Weighted average common shares outstanding – dilutive (1)	53,418	52,982	53,676	53,149

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.17	$1.03	$0.42	$0.35
Discontinued operations	0.45	0.32	—	0.18

	$1.62	$1.35	$0.42	$0.53

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.16	$1.02	$0.41	$0.34
Discontinued operations	0.44	0.32	—	0.18

	$1.60	$1.34	$0.41	$0.52

(1)	The conversion of operating partnership units is anti-dilutive for the periods presented. Accordingly, operating partnership units have been excluded from the weighted average common shares used to compute diluted EPS.

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2006		2005
	(In thousands)
Total interest costs incurred	$77,560		$69,967
Interest capitalized	(2,377)		(4,413)

Interest expense	$75,183		$65,554

Cash paid for interest	$65,645		$59,524

Cash paid for income taxes	$3,621	(1)	$82

(1)	Cash paid for income taxes for the nine months ended September 30, 2006 includes $3.2 million related to the sales of condominiums at Santana Row which were conducted through a TRS.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 was issued to reduce the diversity in practice associated with certain aspects of recognition, disclosure and measurement related to accounting for uncertain income tax positions. We are required to adopt FIN 48 effective January 1, 2007. We are in the process of evaluating the impact of FIN 48.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are commonly referred to as the “roll-over” method and the “iron curtain” method. The roll-over method quantifies the amount by which the current income statement is misstated. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each the income statement, balance sheet and the related disclosures. This approach is commonly referred to as the “dual approach.” We are required to adopt SAB 108 during the fourth quarter of 2006 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect SAB 108 to have a material impact to our material impact on our financial position, results of operations or cash flows.

NOTE B – REAL ESTATE

The following table provides a summary of significant acquisitions made by us and our consolidated affiliates during the nine months ended September 30, 2006:

Date	Property	City, State	Gross Leasable Area	Purchase Price (1)
			(In square feet)	(In millions)
January 20, 2006	4900 Hampden Lane	Bethesda, MD	35,000	$12.0
January 27, 2006	7770 Richmond Hwy	Alexandria, VA	60,000	$9.9
June 29, 2006	Town Center of New Britain	New Britain, PA	126,000	$12.8
August 24, 2006	Key Road Plaza	Keene, NH	76,000	$14.5
August 24, 2006	Riverside Plaza	Keene, NH	218,000	$24.0	(2)
August 24, 2006	Bath Shopping Center	Bath, ME	101,000	$22.8	(3)
August 24, 2006	Linden Square	Wellesley, MA	261,000	$99.6	(4)
August 24, 2006	North Dartmouth	North Dartmouth, MA	183,000	$27.5
August 25, 2006	Chelsea Commons	Chelsea, MA	180,000	$20.1	(5)
September 13, 2006	Rockville Town Square	Rockville, MD	53,000	$3.4	(6)

(1)	If not specifically noted, the net assets acquired that were allocated to other assets for “above market leases” and liabilities for “below market leases” were not significant.
(2)	Approximately $0.4 million and $3.9 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(3)	Approximately $2.2 million of the net assets acquired were allocated to other assets for “above market leases.” Purchase price includes the assumption of debt with a fair value of approximately $11.1 million.
(4)	Approximately $2.2 million and $1.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(5)	Approximately $2.5 million and $0.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively. Purchase price includes the assumption of debt with a fair value of approximately $8.0 million.
(6)	Purchase price was for one retail condominium unit of the project. We intend to acquire additional retail condominium units totaling approximately 135,000 square feet over the next several months to complete the project.

On October 16, 2006, we acquired the leasehold interest in Melville Mall, a 247,700 square feet shopping center located in Huntington, New York, under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption of the first mortgage and forgiveness of the second mortgage. As a result of these transactions, we control this property and retain substantially all of the economic benefits and risks associated with it. Accordingly, beginning October 16, 2006, we will consolidate this property and its operations.

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

The following table provides a summary of significant dispositions made by us and our consolidated affiliates during the nine months ended September 30, 2006:

Date	Property	City, State	Gross Leasable Area	Sales Price	Gain
			(In square feet)	(In millions)
Various	Condominiums at Santana Row (89 units) (1)	San Jose, CA	N/A	$64.1	$16.4	(2)
June 5, 2006	Greenlawn Plaza	Huntington, NY	102,000	$20.4	$7.4	(3)

(1)	As of September 30, 2006, we had sold all of the 219 condominium units we currently intend to sell at Santana Row.
(2)	Gain of $16.4 million is net of $2.2 million in taxes.
(3)	This property was contributed to our real estate partnership in which we own a 30% interest. Accordingly, we recognized a partial gain of $7.4 million on this sale related to the 70% equity interest contributed.

Warranty reserves for condominium units sold at Santana Row are established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. Our warranty and latent construction defect reserve is calculated based upon historical industry experience and current known factors. Variables used in the calculation of the warranty reserves, as well as the adequacy of the reserve based on the number of condominium units still under warranty, are reviewed on a periodic basis. Claims are directly charged to the reserves as they arise. Although we consider the warranty reserves to be adequate, there can be no assurance that the reserve will prove to be adequate over time to cover losses due to the difference between the assumptions used to estimate the warranty reserves and actual losses.

During the third quarter of 2006, when we closed on the sale of the last unit, we reassessed and increased our warranty reserve by $2.5 million. This increase reduced our gain on sale of condominium units. The warranty reserve is included in accounts payable and accrued expenses.

NOTE C. MORTGAGE NOTE RECEIVABLE

On August 4, 2006, we amended the $17.7 million second mortgage note receivable which is secured by a hotel in San Jose, California. The amended note decreased the interest from 14% to 9% per annum, requires monthly payments of principal and interest based on a 15-year amortization schedule and matures on August 20, 2016.

NOTE D. REAL ESTATE PARTNERSHIP

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. We and Clarion both hold a 0.1% general partner interest in the Partnership, and our remaining interests in the Partnership are held in the form of limited partner interests. The Partnership plans to acquire up to $350.0 million of stabilized, supermarket-anchored shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $37.0 million and $86.0 million, respectively, of equity capital to acquire properties. No assurances can be made that we will identify properties that meet the acquisition requirements of the Partnership. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. As of September 30, 2006, we have made total cumulative contributions of $14.4 million and received total distributions of $1.6 million. We account for our interest in the Partnership using the equity method.

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

The following tables provide summarized operating results and the financial position of the Partnership:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
OPERATING RESULTS
Revenue	$7,489	$6,181	$3,139	$1,992
Expenses
Depreciation and amortization	1,972	1,569	867	524
Other operating expenses	1,836	1,598	687	435
Interest expense	2,433	1,849	1,076	614

Total expenses	6,241	5,016	2,630	1,573

Net income	$1,248	$1,165	$509	$419

Our share of net income from real estate partnership	$533	$349	$196	$126

	September 30, 2006	December 31, 2005
	(In thousands)
BALANCE SHEETS
Real estate, net	$124,403	$79,050
Cash	2,094	1,452
Other assets	4,425	3,599

Total assets	$130,922	$84,101

Mortgages payable	$77,425	$47,225
Other liabilities	6,988	5,506
Partners’ capital	46,509	31,370

Total liabilities and partners’ capital	$130,922	$84,101

Our share of unconsolidated debt	$23,228	$14,168

Our investment in real estate partnership	$10,581	$9,375

For mortgage notes totaling $36.7 million at September 30, 2006 that are secured by three properties owned by subsidiaries of the Partnership, we are the guarantor for the obligations of the joint venture which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

The following table provides a summary of significant acquisitions made by the Partnership, which is an unconsolidated subsidiary, during the nine months ended September 30, 2006:

Date	Property	City, State	Gross Leasable Areda	Purchase Price
			(In square feet)	(In millions)
June 5, 2006	Greenlawn Plaza (1)	Huntington, NY	102,000	$20.4
June 8, 2006	Barcroft Plaza	Falls Church, VA	90,000	$25.1

(1)	This property was acquired from the Trust.

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

NOTE E – DEBT

On March 10, 2006, we repaid our 6.99% medium term notes with a principal amount of $40.5 million. These notes were repaid with funds borrowed on our revolving credit facility.

On July 17, 2006, we issued $120.0 million of fixed rate notes, which mature on July 15, 2012 and bear interest at 6.0%, and $130.0 million of fixed rate notes, which mature on January 15, 2017 and bear interest at 6.2%. Our net proceeds from these note offerings after issuance discounts and underwriting fees were $247.9 million. These proceeds, along with $2.4 million borrowed on our revolving credit facility, were used to repay all the principal of our $150.0 million five-year term loan due October 2008 and $100.0 million three-year term loan due October 2006 and $0.3 million of related accrued interest on July 17, 2006.

In order to hedge our exposure to interest rate fluctuations on the $150.0 million five-year term loan due October 2008, we entered into an interest rate swap in January 2004, which fixed the LIBOR portion of the interest rate on this term loan at 2.401% through October 8, 2006. The full notional amount of this swap qualified as a cash flow hedge until we repaid this term loan on July 17, 2006. On July 17, 2006, we did not redesignate this swap and the related $1.2 million included in accumulated other comprehensive income was recognized into earnings.

On July 28, 2006, we replaced our revolving credit facility with a new $300.0 million unsecured revolving credit facility. This new revolving credit facility matures on July 27, 2010, subject to a one-year extension at our option, and initially bears interest at LIBOR plus 42.5 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.

In connection with the acquisitions of Bath Shopping Center and Chelsea Commons on August 24, 2006 and August 25, 2006, respectively, we assumed two mortgage notes, one in connection with each property, with fair values of approximately $11.1 million and $8.0 million, respectively. The Bath Shopping Center and Chelsea Commons mortgages mature on July 1, 2028 and January 15, 2031, respectively, and bear interest at 7.13% and 5.36%, respectively. Both notes require monthly payments of principal and interest.

On August 24, 2006, we entered into a $150 million unsecured credit agreement (the “Bridge Loan”) bearing interest at LIBOR plus 42.5 basis points and maturing on December 29, 2006. The Bridge Loan was used to provide interim financing for the acquisition of properties and was fully repaid on September 19, 2006, using the proceeds from the issuance of common stock.

On September 28, 2006, we reopened the 6.0% and 6.2% fixed rate notes that were initially issued on July 17, 2006. We issued an additional $55.0 million of fixed rate notes, which mature on July 15, 2012 and bear interest at 6.0%, and an additional $70.0 million of fixed rate notes, which mature on January 15, 2017, and bear interest at 6.2%. The additional note issuances are fully fungible, rank equally with and form a single issue and series with the initial notes issued on July 17, 2006. Our net proceeds from September 2006 note offerings after issuance premiums, underwriting fees and accrued interest were $130.1 million. These proceeds were used to reduce the borrowings under our unsecured credit facility and for general corporate purposes.

During the nine and three months ended September 30, 2006, the maximum amount of borrowings outstanding under our revolving credit facility was $246.0 million and the average amount of borrowings outstanding was $107.4 million and $128.5 million, respectively. Our revolving credit facility had a weighed average interest rate, before amortization of debt fees, of 5.48% and 5.81% for the nine and three months ended September 30, 2006, respectively.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholder’s equity and debt coverage ratios and a maximum ratio of debt to net worth. At September 30, 2006, we were in compliance with all loan covenants.

NOTE F – COMMITMENTS AND CONTINGENCIES

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

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

We have one tenant related matter at Brunswick Shopping Center expected to go to trial in 2006. Based on the facts of this matter and advice from our legal counsel, we believe that we will prevail. If, however, we are unsuccessful in our defense of this matter, there is a possibility that there will be a material adverse impact on our net income.

We also have one litigation matter filed against us in May 2003 which alleges that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The plaintiff is seeking an unspecified amount of monetary damages. A trial as to liability only was held and on June 27, 2006, a jury rendered a verdict against us. We have filed a motion for judgment as a matter of law or, in the alternative, for a new trial. We are also requesting that the court certify the case for immediate appeal in the event the motion for judgment as a matter of law and motion for a new trial are denied. A hearing on these motions was held in September 2006. The court has not yet ruled on either of these motions. If our motions are denied and we are not successful in having the jury verdict reversed by an immediate appeal, the case will proceed to a trial on the issue of damages which will not occur for at least nine months. The complaint did not specify the amount of damages claimed and we cannot make a reasonable estimate of potential damages until experts are retained and additional discovery is completed on the damages issue. If we are not successful in overturning the jury verdict, there likely will be a material adverse impact on our net income in the period in which we would pay the damages awarded.

NOTE G – SHAREHOLDERS’ EQUITY

On September 19, 2006, we issued 2.0 million common shares at $74.51 per share (after deducting underwriting discounts and fees) netting approximately $149.2 million in cash proceeds before other expenses of the offering. The proceeds were used on an interim basis to repay debt from the acquisition of three properties in New England and for general corporate purposes. Ultimately, the proceeds will be used to redeem our currently outstanding Series B preferred shares on November 27, 2006 at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date of approximately $0.16 per share, for an aggregate redemption price of approximately $25.16 per share.

The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2006				2005
	Declared		Paid		Declared	Paid
	(In thousands)
Common shares	$1.885	(1)	$1.865	(1)	$1.615	$1.565
8.5% Series B Cumulative Preferred	$1.593		$1.593		$1.593	$1.593

(1)	Includes regular dividend declared and paid of $1.685 and $1.665, respectively and special dividend of $0.200 resulting from the sales of condominiums at Santana Row.

NOTE H – COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Minimum rents
Retail and commercial	$241,944	$220,976	$82,671	$74,368
Residential	9,172	5,276	3,558	1,837
Cost reimbursement	60,926	55,812	21,213	18,094
Percentage rent	4,656	4,232	1,506	1,170
Other	4,311	4,021	1,563	1,303

	$321,009	$290,317	$110,511	$96,772

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

Minimum rents include $4.8 million and $4.4 million for the nine months ended September 30, 2006 and 2005, respectively, and $1.6 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $1.6 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively, and $0.6 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141. Residential minimum rents consist of the entire rental amounts at Rollingwood Apartments, the Crest at Congressional Plaza Apartments and residential units at Santana Row excluding those units sold as condominiums and included in discontinued operations.

NOTE I – SHARE-BASED COMPENSATION PLANS

As of September 30, 2006, we have grants outstanding under two share-based compensation plans. Our 1993 Long Term Incentive Plan (‘the 1993 Plan”) authorized the grant of share options, common shares and other share-based awards for up to 5.5 million shares of common stock. The 1993 Plan expired in May 2003. In May 2001, our shareholders approved our 2001 Long Term Incentive Plan (“the 2001 Plan”) which authorized the grant of an additional 1,750,000 shares for share options, common shares and other share-based awards.

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

The following table provides a summary of the weighted-average assumption used to value options:

Nine Months Ended September 30, 2006
Volatility	18.7%
Expected dividend yield	4.9%
Expected term (in years)	3.8
Risk free interest rate	4.6%

The following table provides a summary of option activity for the nine months ended September 30, 2006:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2005	958,455	$32.52
Granted	340,114	68.06
Exercised	(233,038)	32.42
Forfeited or expired	(137,835)	35.46

Outstanding at September 30, 2006	927,696	$44.98	6.8	$27,039

Exercisable at September 30, 2006	455,926	$25.76	4.4	$22,138

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $7.84 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $9.3 million. The total cash received from options exercised during the nine months ended September 30, 2006 was $7.6 million.

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

The following table provides a summary of share activity for the nine months ended September 30, 2006:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2005	227,407	$38.28
Granted	82,749	67.55
Vested	(100,848)	40.53
Forfeited	(391)	59.61

Unvested at September 30, 2006	208,917	$48.75

The total vesting-date fair value of shares vested during the nine months ended September 30, 2006 was $6.8 million.

As of September 30, 2006, there was $9.9 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.4 years with a weighted-average period of 1.2 years.

NOTE J – SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

A summary of our operations by geographic region is presented below:

	Nine Months Ended September 30, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$249,111	$71,898	$—	$321,009
Other property income	3,167	2,576	—	5,743
Mortgage interest income	2,242	1,536	—	3,778
Rental expenses	(43,785)	(19,371)	—	(63,156)
Real estate taxes	(26,283)	(6,502)	—	(32,785)

Property operating income	184,452	50,137	—	234,589
General and administrative expense	—	—	(15,747)	(15,747)
Depreciation and amortization	(49,520)	(21,353)	(1,183)	(72,056)
Other interest income	868	109	1,111	2,088
Interest expense	—	—	(75,183)	(75,183)
Income from real estate partnership	—	—	533	533

Income from continuing operations and minority interests	135,800	28,893	(90,469)	74,224

Minority interests	—	—	(3,483)	(3,483)
(Loss) income from discontinued operations	—	—	(336)	(336)
Gain on sale of real estate	—	—	23,866	23,866

Net income	$135,800	$28,893	$(70,422)	$94,271

Total assets at end of period	$1,629,636	$875,512	$134,974	$2,640,122

	Nine Months Ended September 30, 2005
	East	West	Other	Total
	(In thousands)
Rental income	$229,221	$61,096	$—	$290,317
Other property income	2,744	3,662	—	6,406
Mortgage interest income	2,088	1,952	—	4,040
Rental expenses	(43,280)	(18,910)	—	(62,190)
Real estate taxes	(24,206)	(4,035)	—	(28,241)

Property operating income	166,567	43,765	—	210,332
General and administrative expense	—	—	(14,441)	(14,441)
Depreciation and amortization	(47,084)	(18,087)	(959)	(66,130)
Other interest income	1,899	47	—	1,946
Interest expense	—	—	(65,554)	(65,554)
Income from real estate partnership	—	—	349	349

Income from continuing operations before minority interests	121,382	25,725	(80,605)	66,502
Minority interests	—	—	(4,003)	(4,003)
(Loss) income from discontinued operations	—	—	(362)	(362)
Gain on sale of real estate	—	—	17,347	17,347

Net income	$121,382	$25,725	$(67,623)	$79,484

Total assets at end of period	$1,348,641	$879,588	$74,843	$2,303,072

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

	Three Months Ended September 30, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$86,442	$24,069	$—	$110,511
Other property income	912	875	—	1,787
Mortgage interest income	737	370	—	1,107
Rental expenses	(14,372)	(6,454)	—	(20,826)
Real estate taxes	(9,425)	(2,284)	—	(11,709)

Property operating income	64,294	16,576	—	80,870
General and administrative expense	—	—	(6,265)	(6,265)
Depreciation and amortization	(16,769)	(7,018)	(192)	(23,979)
Other interest income	338	46	1,111	1,495
Interest expense	—	—	(26,149)	(26,149)
Income from real estate partnership	—	—	196	196

Income from continuing operations and minority interests	47,863	9,604	(31,299)	26,168
Minority interests	—	—	(1,086)	(1,086)
(Loss) income from discontinued operations	—	—	(193)	(193)
Gain on sale of real estate	—	—	95	95

Net income	$47,863	$9,604	$(32,483)	$24,984

Total assets at end of period	$1,629,636	$875,512	$134,974	$2,640,122

	Three Months Ended September 30, 2005
	East	West	Other	Total
	(In thousands)
Rental income	$76,277	$20,495	$—	$96,772
Other property income	977	1,460	—	2,437
Mortgage interest income	674	636	—	1,310
Rental expenses	(13,866)	(5,880)	—	(19,746)
Real estate taxes	(8,291)	(1,677)	—	(9,968)

Property operating income	55,771	15,034	—	70,805
General and administrative expense	—	—	(4,957)	(4,957)
Depreciation and amortization	(16,241)	(6,242)	390	(22,093)
Other interest income	241	13	—	254
Interest expense	—	—	(21,664)	(21,664)
Income from real estate partnership	—	—	126	126

Income from continuing operations and minority interests	39,771	8,805	(26,105)	22,471
Minority interests	—	—	(1,208)	(1,208)
(Loss) income from discontinued operations	—	—	(46)	(46)
Gain on sale of real estate	—	—	9,463	9,463

Net income	$39,771	$8,805	$(17,896)	$30,680

Total assets at end of period	$1,348,641	$879,588	$74,843	$2,303,072

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

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of September 30, 2006, we owned or had a majority interest in 111 community and neighborhood shopping centers and mixed-use properties comprising approximately 18.6 million square feet, located primarily in densely populated, affluent communities with relatively high barriers to entry throughout the Northeast and Mid-Atlantic United States, as well as in California, and one apartment complex in Maryland. In total, the 111 commercial properties were 97.3% leased at September 30, 2006. A joint venture in which we own a 30% interest owned six neighborhood shopping centers totaling approximately 0.7 million square feet as of September 30, 2006. In total, the joint venture properties in which we own an interest were 98.1% leased at September 30, 2006. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 39 consecutive years.

2006 Property Acquisitions and Dispositions

The following table provides a summary of significant acquisitions made by us and our consolidated affiliates during the nine months ended September 30, 2006:

Date	Property	City, State	Gross Leasable Area	Purchase Price (1)
			(In square feet)	(In millions)
January 20, 2006	4900 Hampden Lane	Bethesda, MD	35,000	$12.0
January 27, 2006	7770 Richmond Hwy	Alexandria, VA	60,000	$9.9
June 29, 2006	Town Center of New Britain	New Britain, PA	126,000	$12.8
August 24, 2006	Key Road Plaza	Keene, NH	76,000	$14.5
August 24, 2006	Riverside Plaza	Keene, NH	218,000	$24.0	(2)
August 24, 2006	Bath Shopping Center	Bath, ME	101,000	$22.8	(3)
August 24, 2006	Linden Square	Wellesley, MA	261,000	$99.6	(4)
August 24, 2006	North Dartmouth	North Dartmouth, MA	183,000	$27.5
August 25, 2006	Chelsea Commons	Chelsea, MA	180,000	$20.1	(5)
September 13, 2006	Rockville Town Square	Rockville, MD	53,000	$3.4	(6)

(1)	If not specifically noted, the net assets acquired that were allocated to other assets for “above market leases” and liabilities for “below market leases” were not significant.
(2)	Approximately $0.4 million and $3.9 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(3)	Approximately $2.2 million of the net assets acquired were allocated to other assets for “above market leases.” Purchase price includes the assumption of debt with a fair value of approximately $11.1 million.
(4)	Approximately $2.2 million and $1.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.

(5)	Approximately $2.5 million and $0.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively. Purchase price includes the assumption of debt with a fair value of approximately $8.0 million.
(6)	Purchase price was for one retail condominium unit of the project. We intend to acquire additional retail condominium units totaling approximately 135,000 square feet over the next several months to complete the project.

On October 16, 2006, we acquired the leasehold interest in Melville Mall, a 247,700 square feet shopping center located in Huntington, New York, under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption of the first mortgage and forgiveness of the second mortgage. As a result of these transactions, we control this property and retain substantially all of the economic benefits and risks associated with it. Accordingly, beginning October 16, 2006, we will consolidate this property and its operations.

The following table provides a summary of significant acquisitions made by our unconsolidated real estate partnership during the nine months ended September 30, 2006:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
June 5, 2006	Greenlawn Plaza (1)	Huntington, NY	102,000	$20.4
June 8, 2006	Barcroft Plaza	Falls Church, VA	90,000	$25.1

(1)    This property was acquired from the Trust.

The following table provides a summary of significant dispositions made by us and our consolidated affiliates during the nine months ended September 30, 2006:

Date	Property	City, State	Gross Leasable Area	Sales Price	Gain
			(In square feet)	(In millions)
Various	Condominiums at Santana Row (89 units) (1)	San Jose, CA	N/A	$64.1	$16.4	(2)
June 5, 2006	Greenlawn Plaza	Huntington, NY	102,000	$20.4	$7.4	(3)

(1)	As of September 30, 2006, we had sold all of the 219 condominium units we currently intend to sell at Santana Row.
(2)	Gain of $16.4 million is net of $2.2 million in taxes.
(3)	This property was contributed to our real estate partnership in which we own a 30% interest. Accordingly, we recognized a partial gain of $7.4 million on this sale related to the 70% equity interest contributed.

Warranty reserves for condominium units sold at Santana Row are established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. Our warranty and latent construction defect reserve is calculated based upon historical industry experience and current known factors. Variables used in the calculation of the warranty reserves, as well as the adequacy of the reserve based on the number of condominium units still under warranty, are reviewed on a periodic basis. Claims are directly charged to the reserves as they arise. Although we consider the warranty reserves to be adequate, there can be no assurance that the reserve will prove to be adequate over time to cover losses due to the difference between the assumptions used to estimate the warranty reserves and actual losses.

During the third quarter of 2006, when we closed on the sale of the last unit, we reassessed and increased our warranty reserve by $2.5 million. This increase reduced our gain on sale of condominium units. The warranty reserve is included in accounts payable and accrued expenses.

2006 Significant Debt, Equity and Other Transactions

On March 10, 2006, we repaid our 6.99% medium term notes with a principal amount of $40.5 million. These notes were repaid with funds borrowed on our revolving credit facility.

On July 17, 2006 we issued $120.0 million of fixed rate notes, which mature on July 15, 2012 and bear interest at 6.0%, and $130.0 million of fixed rate notes, which mature on January 15, 2017 and bear interest at 6.2%. Our net proceeds from these note offerings after issuance discounts and underwriting fees were $247.9 million. These proceeds, along with $2.4 million borrowed on our revolving credit facility, were used to repay all the principal of our $150.0 million five-year term loan due October 2008 and $100.0 million three-year term loan due October 2006 and $0.3 million of related accrued interest on July 17, 2006.

In order to hedge our exposure to interest rate fluctuations on the $150.0 million five-year term loan due October 2008, we entered into an interest rate swap in January 2004, which fixed the LIBOR portion of the interest rate on this term loan at 2.401% through October 8, 2006. The full notional amount of this swap qualified as a cash flow hedge until we repaid this term loan on July 17, 2006. On July 17, 2006, we did not redesignate this swap and the related $1.2 million included in accumulated other comprehensive income was recognized into earnings.

On July 28, 2006, we replaced our existing revolving credit facility with a new $300.0 million unsecured revolving credit facility. The new revolving credit facility matures on July 27, 2010, subject to a one-year extension at our option, and initially bears interest at LIBOR plus 42.5 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.

On August 4, 2006, we amended the $17.7 million second mortgage note receivable which is secured by a hotel in San Jose, California. The amended note decreased the interest from 14% to 9% per annum, requires monthly payments of principal and interest based on a 15-year amortization schedule and matures on August 20, 2016.

In connection with the acquisitions of Bath Shopping Center and Chelsea Commons on August 24, 2006 and August 25, 2006, respectively, we assumed two mortgage notes, one in connection with each property, with fair values of approximately $11.1 million and $8.0 million, respectively. The Bath Shopping Center and Chelsea Commons mortgages mature on July 1, 2028 and January 15, 2031, respectively, and bear interest at 7.13% and 5.36%, respectively. Both notes require monthly payments of principal and interest.

On August 24, 2006, we entered into a $150 million unsecured credit agreement (the “Bridge Loan”) bearing interest at LIBOR plus 42.5 basis points and maturing on December 29, 2006. The Bridge Loan was used to provide interim financing for the acquisition of properties and was fully repaid on September 19, 2006, using the proceeds from the issuance of common stock.

On September 19, 2006, we issued 2.0 million common shares at $74.51 per share (after deducting underwriting discounts and fees) netting approximately $149.2 million in cash proceeds before other expenses of the offering. The proceeds were used on an interim basis to repay debt from the acquisition of three properties in New England and for general corporate purposes. Ultimately, the proceeds will be used to redeem our currently outstanding Series B preferred shares on November 27, 2006 at a redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date of approximately $0.16 per share, for an aggregate redemption price of approximately $25.16 per share.

On September 28, 2006, we reopened the 6.0% and 6.2% fixed rate notes that were initially issued on July 17, 2006. We issued an additional $55.0 million of fixed rate notes, which mature on July 15, 2012 and bear interest at 6.0%, and an additional $70.0 million of fixed rate notes, which mature on January 15, 2017, and bear interest at 6.2%. The additional note issuances are fully fungible, rank equally with and form a single issue and series with the initial notes issued on July 17, 2006. Our net proceeds from the September 2006 note offerings after issuance premiums, underwriting fees and accrued interest were $130.1 million. These proceeds were used to reduce the borrowings under our unsecured credit facility and for general corporate purposes.

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

On August 2, 2006, we announced a regular quarterly cash dividend of $0.575 per share on our common shares, resulting in an indicated annual rate of $2.30 per share, an increase of $0.08 annually. The regular common dividend was payable on October 16, 2006, to common shareholders of record as of September 22, 2006.

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces as leases on these spaces expire. In 2006 and 2007, we anticipate that tenants with leases for over 700,000 square feet of retail space that has been under redevelopment will begin paying rent. As redevelopment properties are completed, spaces that were out of service begin generating revenue; in addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases. For example, many of the leases with rents commencing in 2006 were signed in 2005 or earlier, and leases signed in 2004, 2005 and year-to-date 2006 on spaces for which there was a previous tenant have on average been renewed at double digit base rent increases. On spaces where the tenant leases are expiring later in 2006, our analysis of current market rents as compared to rents on the existing leases leads us to expect that the base rents in new leases will have double-digit weighted average increases over the base rents currently in place.

At September 30, 2006 the leasable square feet in our shopping centers was 95.6% occupied and 97.3% leased. The leased rate is higher than the occupied rate due to spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. We believe that our occupancy rate will decrease somewhat over the next four quarters as we seek to re-lease up to 107,000 square feet of space that we anticipate becoming vacant due to the Chapter 7 liquidation of Tower Records and Storehouse Furniture. Our occupancy and leased rates are subject to variability over time due to acquisitions and the timing of the start and stabilization of our redevelopment projects.

Santana Row

Santana Row, located in San Jose, California, includes approximately 563,000 square feet of retail space, 295 residential rental units, and a ground lease to a 213-room hotel. The 295 residential units include 259 residential units delivered in 2005 and 2006 plus 36 pre-existing residential units. The 295 residential rental units do not include 219 units that have been sold as condominiums. Our total investment in Santana Row, excluding future phases, is anticipated to be approximately $435 million (which includes the 563,000 square feet of retail space, the 295 residential rental units, the related common areas and infrastructure and $13 million invested in restaurant ventures) net of insurance proceeds received related to the 2002 fire and proceeds from the sale of the 219 residential units.

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

Acquisitions

We anticipate growth in earnings in 2006 from acquisitions of neighborhood and community shopping centers in our primary markets in the East and West regions, as well as a reduction in earnings from selective dispositions. Any growth in earnings from acquisitions is contingent, however, on our potential ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may also affect our success in achieving growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the acquisition.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

			Change
	2006	2005	Dollars	%
	(Dollar amounts in thousands)
Rental income	$321,009	$290,317	$30,692	10.6%
Other property income	5,743	6,406	(663)	-10.3%
Mortgage interest income	3,778	4,040	(262)	-6.5%

Total property revenue	330,530	300,763	29,767	9.9%
Rental expenses	63,156	62,190	966	1.6%
Real estate taxes	32,785	28,241	4,544	16.1%

Total property expenses	95,941	90,431	5,510	6.1%

Property operating income	234,589	210,332	24,257	11.5%
Other interest income	2,088	1,946	142	7.3%
Income from real estate partnership	533	349	184	52.7%
Interest expense	(75,183)	(65,554)	(9,629)	14.7%
General and administrative expense	(15,747)	(14,441)	(1,306)	9.0%
Depreciation and amortization	(72,056)	(66,130)	(5,926)	9.0%

Total other, net	(160,365)	(143,830)	(16,535)	11.5%

Income from continuing operations before minority interests	74,224	66,502	7,722	11.6%
Minority interests	(3,483)	(4,003)	520	-13.0%
Loss from discontinued operations	(336)	(362)	26	-7.2%
Gain on sale of real estate	23,866	17,347	6,519	37.6%

Net income	$94,271	$79,484	$14,787	18.6%

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

Property Revenues

Total property revenue increased $29.8 million, or 9.9%, to $330.5 million in the nine months ended September 30, 2006 compared to $300.8 million in the nine months ended September 30, 2005. The percentage leased at our shopping centers increased to 97.3% at September 30, 2006 compared to 95.5% at September 30, 2005 due primarily to new leases signed at existing properties. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants, and percentage rent. Rental income increased $30.7 million, or 10.6%, to $321.0 million in the nine months ended September 30, 2006 compared to $290.3 million in the nine months ended September 30, 2005, due primarily to the following:

•	an increase of $11.3 million attributable to properties acquired in 2006 and 2005,

•	an increase of $8.7 million at same-center properties due to increased rental rates on new leases and increased occupancy,

•	an increase of $5.8 million at Santana Row due primarily to leasing newly constructed residential rental units and increased rental rates on new retail leases, and

•	an increase of $4.7 million at redevelopment properties due to increased occupancy and increased rental rates on new leases.

Other Property Income

Other property income decreased $0.7 million, or 10.3%, to $5.7 million in the nine months ended September 30, 2006 compared to $6.4 million in the nine months ended September 30, 2005. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. During the nine months ended September 30, 2006, there was a decrease of $1.3 million in lease termination fees partially offset by a $0.6 million increase in income from restaurant partnerships.

Mortgage Interest Income

Mortgage interest income decreased $0.3 million, or 6.5%, to $3.8 million in the nine months ended September 30, 2006 compared to $4.0 million in the nine months ended September 30, 2005. The decrease is primarily due to an amendment to the $17.7 million mortgage note receivable secured by a hotel in San Jose, California which was executed on August 4, 2006 and decreased the interest rate from 14% per annum to 9% per annum.

Property Expenses

Total property operating expenses increased $5.5 million, or 6.1%, to $95.9 million in the nine months ended September 30, 2006 compared to $90.4 million in the nine months ended September 30, 2005. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $1.0 million, or 1.6%, to $63.2 million in the nine months ended September 30, 2006 compared to $62.2 million in the nine months ended September 30, 2005. This increase is due primarily to the following:

•	an increase of $2.1 million at Santana Row due primarily to higher repair and maintenance expenses and common area costs associated with the newly constructed residential rental units placed into service, and

•	an increase of $2.1 million, attributable to properties acquired in 2006 and 2005,

partially offset by

•	a decrease of $1.8 million due to lower snow removal costs, and

•	a decrease of $0.7 million due to lower insurance costs.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income decreased to 19.3% in the nine months ended September 30, 2006 from 21.0% in the nine months ended September 30, 2005.

Real Estate Taxes

Real estate tax expense increased $4.5 million, or 16.1%, to $32.8 million in the nine months ended September 30, 2006 compared to $28.2 million in the nine months ended September 30, 2005. This increase is due to the following:

•	an increase of $1.8 million at Santana Row due primarily to a change in estimated real estate taxes recorded in June 2005. This change in estimate resulted from receiving final real estate tax assessments that decreased our real estate taxes for retail real estate and increased our real estate taxes for residential units at Santana Row by $1.1 million in 2005. The related residential units impacted by this change in estimate are being sold as condominiums and therefore, the increase in residential real estate taxes is included in discontinued operations as discussed below;

•	an increase of $1.4 million, attributable to properties acquired in 2006 and 2005, and

•	an increase of $1.2 million, due to higher assessments at same-center properties.

Property Operating Income

Property operating income increased $24.3 million, or 11.5%, to $234.6 million in the nine months ended September 30, 2006 compared to $210.3 million in the nine months ended September 30, 2005. This increase is due primarily to the following:

•	growth in same-center earnings,

•	earnings attributable to properties acquired in 2005 and 2006, and

•	growth in earnings at redevelopment properties and Santana Row.

Other

Interest Expense

Interest expense increased $9.6 million, or 14.7%, to $75.2 million in the nine months ended September 30, 2006 compared to $65.6 million in the nine months ended September 30, 2005. This increase is primarily due to the following:

•	an increase of $4.3 million due to higher borrowings to finance our acquisitions,

•	an increase of $2.2 million due to higher interest rates on certain borrowings,

•	an increase of $2.0 million due to a decrease in capitalized interest, and

•	an increase of less than $1.0 million due to an increase in participation on capital leases.

Gross interest costs were $77.6 million and $70.0 million in the nine months ended September 30, 2006 and 2005, respectively. Capitalized interest amounted to $2.4 million and $4.4 million in the nine months ended September 30, 2006 and September 30, 2005, respectively. Capitalized interest decreased due primarily to placing the newly constructed residential rental units at Santana Row and retail development at Assembly Square into service.

General and Administrative Expense

General and administrative expense increased $1.3 million, or 9.0%, to $15.7 million in the nine months ended September 30, 2006 compared to $14.4 million in the nine months ended September 30, 2005. This is primarily due to an increase in wages and bonuses, and increased grant expense under SFAS No. 123(R) being partially offset by an increase in wages, bonuses and grant expense capitalized as a result of increased leasing and redevelopment activities.

Depreciation and Amortization

Depreciation and amortization expense increased $5.9 million, or 9.0%, to $72.1 million in the nine months ended September 30, 2006 from $66.1 million in the nine months ended September 30, 2005. This increase is due primarily to depreciation on acquired properties, improvements at same-center properties, and placing into service the newly constructed residential rental units at Santana Row, located in California, and retail development at Assembly Square, located in New England.

Minority Interests

Income to minority partners decreased $0.5 million, or 13.0% to $3.5 million in the nine months ended September 30, 2006 from $4.0 million in the nine months ended September 30, 2005. This decrease is due primarily to a decrease in the interest held by minority partners partially offset by an increase in earnings at properties held in non-wholly owned partnerships.

Loss from Discontinued Operations

Loss from discontinued operations represents the operating loss of properties that have been disposed, which is required to be reported separately from results of ongoing operations. The reported operating loss of $0.3 million and $0.4 million in the nine months ended September 30, 2006 and 2005, respectively, represent the operating loss for the period during which we owned properties sold in 2006 and 2005. The loss for 2005 includes an unfavorable change in estimated real estate taxes recorded in June 2005 for the residential units sold as condominiums at Santana Row. This change in estimate resulted from receiving final real estate tax assessments for the condominiums sold at Santana Row that were greater than our estimated accrual.

Gain on Sale of Real Estate

The gain on sale of real estate in 2006 increased $6.5 million to $23.9 million in the nine months ended September 30, 2006 compared to $17.3 million in the nine months ended September 30, 2005. All of the properties sold in the nine months ended September 30, 2006 (Greenlawn Plaza and condominiums at Santana Row) and the nine months ended September 30, 2005 (properties in Tempe, Arizona; Winter Park, Florida; Carver, Massachusetts and condominiums at Santana Row) resulted in gains.

Warranty reserves for condominium units sold at Santana Row are established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. Our warranty and latent construction defect reserve is calculated based upon historical industry experience and current known factors. Variables used in the calculation of the warranty reserves, as well as the adequacy of the reserve based on the number of condominium units still under warranty, are reviewed on a periodic basis. Claims are directly charged to the reserves as they arise. Although we consider the warranty reserves to be adequate, there can be no assurance that the reserve will prove to be adequate over time to cover losses due to the difference between the assumptions used to estimate the warranty reserves and actual losses.

During the third quarter of 2006, when we closed on the sale of the last unit, we reassessed and increased our warranty reserve by $2.5 million. This increase reduced our gain on sale of condominium units. The warranty reserve is included in accounts payable and accrued expenses.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of regional directors, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the nine months ended September 30, 2006 and 2005. The results of properties classified as discontinued operations have been excluded for rental income, total revenue and property operating income from the following table.

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
East
Rental income	$249,111	$229,221
Total revenue	$254,520	$234,053
Property operating income (1)	$184,452	$166,567
Property operating income as a percent of total revenue	72.5%	71.2%
Total assets	$1,629,636	$1,348,641
Gross leasable area (square feet)	15,945	14,920
West
Rental income	$71,898	$61,096
Total revenue	$76,010	$66,710
Property operating income (1)	$50,137	$43,765
Property operating income as a percent of total revenue	66.0%	65.6%
Total assets	$875,512	$879,588
Gross leasable area (square feet)	2,605	2,375

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Illinois and Michigan. As of September 30, 2006, the East region consisted of 78 properties and was 97.8% leased.

Rental income for the East region increased $19.9 million to $249.1 million in the nine months ended September 30, 2006 compared to $229.2 million in the nine months ended September 30, 2005 due primarily to the following:

•	an increase of $6.9 million at same-center properties due primarily to increased rental rates on new leases and increased occupancy,

•	an increase of 5.6 million at redevelopment properties due primarily to increased occupancy and increased rental rates on new leases,

•	an increase of $4.2 million at Assembly Square due primarily to increased occupancy, and

•	an increase of $3.2 million attributable to properties acquired in 2005 and 2006.

Property operating income for the East region increased $17.9 million due primarily to the increase in rental income discussed above partially offset by a $2.1 million increase in real estate tax expense due primarily to acquisitions and higher assessments on our same-center and redevelopment properties. As a result of these changes, the ratio of property operating income to total revenue for the East region improved to 72.5% in the nine months ended September 30, 2006 from 71.2% in the nine months ended September 30, 2005.

West

The West region extends from Texas to the West Coast. As of September 30, 2006, the West region consisted of 34 properties, including Santana Row, and was 94.2% leased.

Rental income for the West region increased $10.8 million to $71.9 million in the nine months ended September 30, 2006 from $61.1 million in the nine months ended September 30, 2005 due primarily to the following:

•	an increase of $5.8 million at Santana Row due primarily to leasing newly constructed residential units and increased rental rates on new retail leases, and

•	an increase of $4.1 million attributable to the acquisition of Crow Canyon in December 2005.

Property operating income for the West region increased $6.4 million due primarily to the increase in rental income discussed above partially offset by a $2.5 million increase in real estate taxes. As previously discussed, the increase in real estate taxes is due primarily to a favorable change in estimate for retail real estate taxes at Santana Row recorded in June 2005. As a result of these changes, the ratio of property operating income to total revenue for the West region improved to 66.0% in the nine months ended September 30, 2006 from 65.6% in the nine months ended September 30, 2005.

The overall return on investment in our West region is significantly less than the overall return on investment in our East region. This is due primarily to the following factors:

•	the generally lower bases in our East properties which were generally acquired before the West properties,

•	current occupancy rates at Houston Street in San Antonio, Texas are below our portfolio average, and

•	the phasing into service of Santana Row.

We expect that returns on investment in our West region will continue to rise as Santana Row and Houston Street come into service, but that they will not necessarily rise to the same level of overall returns that are generated in our East region because of the higher bases in our West properties.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

			Change
	2006	2005	Dollars	%
	(Dollar amounts in thousands)
Rental income	$110,511	$96,772	$13,739	14.2%
Other property income	1,787	2,437	(650)	-26.7%
Mortgage interest income	1,107	1,310	(203)	-15.5%

Total property revenue	113,405	100,519	12,886	12.8%
Rental expenses	20,826	19,746	1,080	5.5%
Real estate taxes	11,709	9,968	1,741	17.5%

Total property expenses	32,535	29,714	2,821	9.5%

Property operating income	80,870	70,805	10,065	14.2%
Other interest income	1,495	254	1,241	488.6%
Income from real estate partnership	196	126	70	55.6%
Interest expense	(26,149)	(21,664)	(4,485)	20.7%
General and administrative expense	(6,265)	(4,957)	(1,308)	26.4%
Depreciation and amortization	(23,979)	(22,093)	(1,886)	8.5%

Total other, net	(54,702)	(48,334)	(6,368)	13.2%

Income from continuing operations before minority interests	26,168	22,471	3,697	16.5%
Minority interests	(1,086)	(1,208)	122	-10.1%
Loss from discontinued operations	(193)	(46)	(147)	319.6%
Gain on sale of real estate	95	9,463	(9,368)	-99.0%

Net income	$24,984	$30,680	$(5,696)	-18.6%

Property Revenues

Total property revenue increased $12.9 million, or12.8%, to $113.4 million in the three months ended September 30, 2006 compared to $100.5 million in the three months ended September 30, 2005. The percentage leased at our shopping centers increased to 97.3% at September 30, 2006 compared to 95.5% at September 30, 2005 due primarily to new leases signed at existing properties. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $13.7 million, or 14.2%, to $110.5 million in the three months ended September 30, 2006 compared to $96.8 million in the three months ended September 30, 2005 due primarily to the following:

•	an increase of $5.0 million attributable to properties acquired in 2006 and 2005,

•	an increase of $3.5 million at same-center properties due to increased rental rates on new leases and increased occupancy,

•	an increase of $2.4 million at Santana Row due primarily to leasing newly constructed residential rental units, and

•	an increase of $2.3 million at redevelopment properties due to increased occupancy and increased rental rates on new leases.

Other Property Income

Other property income decreased $0.7 million, or 26.7%, to $1.8 million in the three months ended September 30, 2006 compared to $2.4 million in the three months ended September 30, 2005. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is due primarily to a decrease in lease termination fees.

Mortgage Interest Income

Mortgage interest income decreased $0.2 million, or 15.5%, to $1.1 million in the three months ended September 30, 2006 compared to $1.3 million in the three months ended September 30, 2005. The decrease is primarily due to an amendment of our $17.7 million mortgage note receivable secured by a hotel in San Jose, California which was executed on August 4, 2006 and decreased the interest rate from 14% per annum to 9% per annum.

Property Expenses

Total property expenses increased $2.8 million, or 9.5%, to $32.5 million in the three months ended September 30, 2006 compared to $29.7 million in the three months ended September 30, 2005. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $1.1 million, or 5.5%, to $20.8 million in the three months ended September 30, 2006 compared to $19.7 million in the three months ended September 30, 2005. This increase is due primarily to the following:

•	an increase of $0.8 million, attributable to properties acquired in 2005 and 2006, and

•	an increase of $0.7 million at Santana Row due primarily to higher repair and maintenance expenses and common area costs associated with the newly constructed residential units placed into service.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income decreased to 18.5% in the three months ended September 30, 2006 from 19.9% in the three months ended September 30, 2005.

Real Estate Taxes

Real estate tax expense increased $1.7 million, or 17.5%, to $11.7 million in the three months ended September 30, 2006 compared to $10.0 million in the three months ended September 30, 2005. This increase is due primarily to increased taxes of $0.8 million related to properties acquired and $0.8 million related to higher assessments at our same-center and redevelopment properties.

Property Operating Income

Property operating income increased $10.1 million, or 14.2%, to $80.9 million in the three months ended September 30, 2006 compared to $70.8 million in the three months ended September 30, 2005. This increase is due primarily to the following:

•	earnings attributable to properties acquired in 2005 and 2006,

•	growth in same-center earnings, and

•	growth in earnings at Santana Row and redevelopment properties.

Same-center property operating income increased 5.5% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This increase is primarily due to increased rental income associated with new leases, higher real estate tax recoveries, and increased occupancy. When redevelopment and expansion properties are included with same-center results, property operating income increased by 6.9% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Other

Interest Expense

Interest expense increased $4.5 million, or 20.7%, to $26.1 million in the three months ended September 30, 2006 compared to $21.7 million in the three months ended September 30, 2005. This increase is primarily due to the following:

•	an increase of $1.9 million due to higher borrowings to finance our acquisitions,

•	an increase of $1.4 million due to higher interest rates on certain borrowings, and

•	an increase of less than $1.0 million due to a decrease in capitalized interest.

Gross interest costs were $27.2 million and $23.5 million in the three months ended September 30, 2006 and 2005, respectively. Capitalized interest amounted to $1.1 million and $1.9 million in the three months ended September 30, 2006 and September 30, 2005, respectively. Capitalized interest decreased due primarily to placing the newly constructed residential rental units at Santana Row and retail development at Assembly Square into service.

General and Administrative Expense

General and administrative expense increased $1.3 million, or 26.4%, to $6.3 million in the three months ended September 30, 2006 compared to $5.0 million in the three months ended September 30, 2005. This is primarily due to an increase in wages and bonuses, and increased grant expense under SFAS No. 123(R) being partially offset by an increase in wages, bonuses and grant expense capitalized as a result of increased leasing and redevelopment activities.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million, or 8.5%, to $24.0 million in the three months ended September 30, 2006 from $22.1 million in the three months ended September 30, 2005. This increase is due primarily to depreciation on improvements at same-center properties, acquired properties and placing into service the newly constructed residential rental units at Santana Row, located in California, and retail development at Assembly Square, located in New England.

Minority Interests

Income to minority partners decreased $0.1 million, or 10.1%, to $1.1 million in the three months ended September 30, 2006 compared to $1.2 million in the three months ended September 30, 2005. This is due to a decrease in the interest held by minority partners offset by an increase in earnings at properties held in non-wholly owned partnerships.

Loss from Discontinued Operations

Loss from discontinued operations represents the operating loss of properties that have been disposed, which is required to be reported separately from results of ongoing operations. The reported operating loss of $0.2 million and less than $0.1 million in the three months ended September 30, 2006 and 2005, respectively, represent the operating loss for the period during which we owned properties sold in 2006 and 2005.

Gain on Sale of Real Estate

The gain on sale of real estate in 2006 decreased $9.4 million to $0.1 million in the three months ended September 30, 2006 compared to $9.5 million in the three months ended September 30, 2005. All of the properties sold in the three months ended September 30, 2006 (condominiums at Santana Row) and the three months ended September 30, 2005 (Shaw’s Plaza in Carver, Massachusetts and condominiums at Santana Row) resulted in gains.

Warranty reserves for condominium units sold at Santana Row are established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. Our warranty and latent construction defect reserve is calculated based upon historical industry experience and current known factors. Variables used in the calculation of the warranty reserves, as well as the adequacy of the reserve based on the number of condominium units still under warranty, are reviewed on a periodic basis. Claims are directly charged to the reserves as they arise. Although we consider the warranty reserves to be adequate, there can be no assurance that the reserve will prove to be adequate over time to cover losses due to the difference between the assumptions used to estimate the warranty reserves and actual losses.

During the third quarter of 2006, when we closed on the sale of the last unit, we reassessed and increased our warranty reserve by $2.5 million. This increase reduced our gain on sale of condominium units. The warranty reserve is included in accounts payable and accrued expenses.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of regional directors, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the three months ended September 30, 2006 and 2005. The results of properties classified as discontinued operations have been excluded for rental income, total revenue and property operating income from the following table.

	Three Months Ended September 30,
	2006	2005
	(In thousands)
East
Rental income	$86,442	$76,277
Total revenue	$88,091	$77,928
Property operating income (1)	$64,294	$55,771
Property operating income as a percent of total revenue	73.0%	71.6%
Total assets	$1,629,636	$1,348,641
Gross leasable area (square feet)	15,945	14,920
West
Rental income	$24,069	$20,495
Total revenue	$25,314	$22,591
Property operating income (1)	$16,576	$15,034
Property operating income as a percent of total revenue	65.5%	66.5%
Total assets	$875,512	$879,588
Gross leasable area (square feet)	2,605	2,375

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $10.2 million to $86.4 million in the three months ended September 30, 2006 compared to $76.3 million in the three months ended September 30, 2005 due primarily to the following:

•	an increase of $4.2 million at same-center properties due to increased rental rates on new leases and increased occupancy,

•	an increase of $3.4 million attributable to properties acquired in 2006 and 2005, and

•	an increase of $2.6 million of redevelopment properties.

Property operating income for the East region increased $8.5 million due primarily to the increase in rental income discussed above partially offset by a $1.1 million increase in real estate taxes due primarily to the acquisition of properties and higher assessments on our same-center and redevelopment properties. As a result of these changes, the ratio of property operating income to total revenue for the East region improved to 73.0% in the three months ended September 30, 2006 from 71.6% in the three months ended September 30, 2005.

West

Rental income for the West region increased $3.6 million to $24.1 million in the three months ended September 30, 2006 from $20.5 million in the three months ended September 30, 2005 due primarily to an increase of $2.4 million at Santana Row. The increase in rental income at Santana Row is due primarily to leasing newly constructed residential units and increased rental rates on new retail leases.

Property operating income for the West region increased $1.5 million due primarily to the increase in rental income discussed above partially offset by a $0.6 million increase in real estate taxes and a $0.6 million increase in rental expenses due primarily to the acquisition of Crow Canyon. As a result of these changes, the ratio of property operating income to total revenue for the West region decreased to 65.5% in the three months ended September 30, 2006 from 66.5% in the three months ended September 30, 2005.

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

Cash and cash equivalents were $66.4 million at September 30, 2006, which is a $57.8 million increase from the balance of cash and cash equivalents at December 31, 2005. This increase is primarily due to the issuance of $125.0 million of notes on September 28, 2006, of which all of the proceeds could not be used to pay down our revolving credit facility due to the maturity dates of certain bid-rate loans. Subsequent to the end of the quarter, the excess cash was used to pay down our revolving credit facility. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300.0 million unsecured revolving credit facility that matures July 28, 2010, subject to a one-year extension at our option. We intend to utilize our revolving credit facility to initially finance the acquisition of properties and meet other short-term working capital requirements.

Summary of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash provided by operating activities	$140,455	$134,865
Cash used in investing activities	(233,282)	(101,713)
Cash provided by (used in) financing activities	150,612	(47,054)

Increase (decrease) in cash and cash equivalents	57,785	(13,902)
Cash and cash equivalents, beginning of year	8,639	30,475

Cash and cash equivalents, end of period	$66,424	$16,573

Net cash provided by operating activities increased by $5.6 million to $140.5 million during the nine months ended September 30, 2006 from $134.9 million during the nine months ended September 30, 2005. The increase was primarily attributable to:

•	$3.7 million decrease in cash used for working capital due primarily to higher accrued expense balances, and

•	$1.9 million higher net income before gain on sale of real estate, depreciation and amortization, minority interest, and other non-cash expenses.

Net cash used in investing activities increased approximately $131.6 million to $233.3 million during the nine months ended September 30, 2006 from $101.7 million during the nine months ended September 30, 2005. The decrease was primarily attributable to:

•	$156.8 million increase in acquisitions of real estate,

•	$13.0 million net proceeds from early repayment of mortgage and other notes receivable received in 2005,

•	$5.0 million increase in net contributions to real estate partnership due primarily to additional acquisitions by the real estate partnership,

partially offset by

•	$23.2 million decrease in capital expenditures due primarily to lower development and redevelopment expenditures, and

•	$21.0 million increase in proceeds from the sale of real estate.

Net cash provided by financing activities increased approximately $197.7 million to $150.6 million during the nine months ended September 30, 2006 from $47.1 million used during the nine months ended September 30, 2005. The increase was primarily attributable to:

•	$376.2 million in net proceeds from the issuance of senior debentures,

•	$149.2 million in net proceeds from the issuance of common shares in a public offering,

partially offset by

•	$250.3 million repayment of three-year and five-year term loans,

•	$40.5 million repayment of medium term notes,

•	$20.5 million decrease in net borrowings on our revolving credit facility, and

•	$16.2 million increase in dividends paid to shareholders.

Off-Balance Sheet Arrangements

Other than the joint venture funding commitments described in the next paragraph and items disclosed in the Contractual Commitments Table below, we have no off-balance sheet arrangements as of September 30, 2006 that are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored, shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $37 million and $86 million, respectively, of equity capital to acquire properties. No assurances can be made that we will identify properties that meet the acquisition requirements of the Partnership. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method. In total, at September 30, 2006, the Partnership had $77.4 million of mortgage notes outstanding.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of September 30, 2006:

	Commitments Due by Period
	Total	Remainder of 2006	2007-2008	2009-2010	After 2010
	(In thousands)
Debt	$1,362,519	$862	$169,262	$265,135	$927,260
Capital lease obligations, principal only	147,901	316	2,792	3,449	141,344
Operating leases	282,031	1,138	9,182	9,066	262,645
Real estate commitments	131,008	66,666	4,342	—	60,000
Development and redevelopment obligations	110,843	43,056	67,787	—	—

Total contractual cash obligations	$2,034,302	$112,038	$253,365	$277,650	$1,391,249

In addition to the amounts set forth in the table above, the following potential commitments exist:

(a)	Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of September 30, 2006, our estimated maximum liability upon exercise of the put option would range from approximately $40 million to $45 million.

(b)	Under the terms of two other partnerships which own properties in southern California with a cost of approximately $29.0 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash and the purchase price for the other partnership will be paid using our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

(c)	Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. We estimate our total obligation under the Agreement to be in the range of $1.6 million to $3.0 million. As of September 30, 2006, we have funded approximately $1.3 million related to this obligation. In anticipation of further shortfalls of incremental tax revenues to the City, we have accrued approximately $0.3 million as of September 30, 2006 to cover additional payments we may be obligated to make as part of the project costs. Prior to the expiration of the Agreement on September 30, 2014, we could be required to provide funding beyond the $0.3 million currently accrued. However, we do not anticipate that our obligation would exceed $0.6 million in any year or $3 million in total. If the Zone creates sufficient tax increment funding to repay the City’s debt prior to the expiration of the Agreement, we will be eligible to receive reimbursement of amounts paid for debt service shortfalls together with interest thereon.

(d)	Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of September 30, 2006, a total of 377,210 operating units are outstanding.

(e)	In addition to our contractual obligations, we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. In addition, future rental commitments are not reflected as commitments until the underlying leased space has been delivered for use. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of Santana Row and Assembly Square.

(f)	We are the guarantor for the “non-recourse carve outs” under mortgage notes totaling $36.7 million that are secured by three properties owned by subsidiaries of our unconsolidated joint venture with affiliates of Clarion Lion Properties Fund, a discretionary fund created and advised by ING Clarion Partners. We are not guaranteeing the debt itself. The joint venture indemnifies us for any loss we incur under these guarantees.

(g)	Upon completion in or around the fourth quarter of 2006, we expect to take possession of approximately 37,000 square feet of retail space under a capital lease. The term of the capital lease is 99 years from the date of possession and requires annual cash payments of approximately $374,000 and will be adjusted every 20 years based on the Consumer Price Index and other factors.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of September 30, 2006:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2006	Interest Rate as of September 30, 2006	Maturity Date
	(Dollars in thousands)
Mortgage Loans (1)
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,791	6.510%	October 1, 2008
164 E. Houston Street	345	110	7.500%	October 6, 2008
Mercer Mall	Acquired	4,529	8.375%	April 1, 2009
Federal Plaza	36,500	34,311	6.750%	June 1, 2011
Tysons Station	7,000	6,402	7.400%	September 1, 2011
Crow Canyon	Acquired	22,032	5.400%	August 11, 2013
Barracks Road	44,300	42,763	7.950%	November 1, 2015
Hauppauge	16,700	16,121	7.950%	November 1, 2015
Lawrence Park	31,400	30,311	7.950%	November 1, 2015
Wildwood	27,600	26,643	7.950%	November 1, 2015
Wynnewood	32,000	30,890	7.950%	November 1, 2015
Brick Plaza	33,000	31,751	7.415%	November 1, 2015
Mount Vernon (2)	13,250	12,341	5.660%	April 15, 2028
Bath	Acquired	10,036	7.130%	July 1, 2028
Chelsea	Acquired	8,416	5.360%	January 15, 2031

Subtotal		286,447
Unamortized Net Premium		588

Total Mortgage Loans		287,035
Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	1,672	10.00%	January 31, 2013
Unsecured Variable Rate
Revolving credit facilities (3)	N/A	75,000	LIBOR + 0.425%	July 27, 2010
Escondido (Municipal Bonds) (4)	9,400	9,400	3.760%	October 1, 2016

Total Notes Payable		86,072
Senior Notes and Debentures
Unsecured Fixed Rate
6.125% Notes (5)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
6.00% Notes	175,000	175,000	6.000%	July 15, 2012
5.65% Notes	125,000	125,000	5.650%	June 1, 2016
6.20% Notes	200,000	200,000	6.200%	January 15, 2017
7.48% Debentures (6)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (7)	40,000	40,000	6.820%	August 1, 2027

Subtotal		990,000
Unamortized Net Premium		2,488

Total Senior Notes and Debentures		992,488
Capital Lease Obligations
Various		147,901	Various	Various through 2077

Total Debt and Capital Lease Obligations		$1,513,496

1)	Mortgage loans do not include our 30% share ($23.2 million) of the $77.4 million debt of the partnership with Clarion Lion Properties Fund.
2)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
3)	The maximum amount drawn under our revolving credit facility during the nine months ended September 30, 2006 was $246 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.48% and 5.81% for the nine and three months ended September 30, 2006, respectively. On July 28, 2006, we refinanced our then-existing revolving credit facility with a new $300.0 million unsecured revolving facility that matures on July 27, 2010, subject to a one-year extension at our option.

4)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
5)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.
6)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.
7)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2006, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

	Secured	Capital Lease	Unsecured		Total
		(In thousands)
Reminder of 2006	$814	$316	$47		$1,177
2007	4,500	1,330	150,204		156,034
2008	14,332	1,462	226		16,020
2009	9,302	1,658	175,250		186,210
2010	5,309	1,791	75,275	(1)	82,375
2011 and thereafter (2)	252,190	141,344	675,070		1,068,604

	$286,447	$147,901	$1,076,072		$1,510,420	(3)

Our organizational documents do not limit the level or amount of debt that we may incur.

1)	Includes $75 million outstanding under our revolving credit facility.
2)	Includes $12.3 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013 and $90 million of unsecured debt that may be called by the holders beginning August 1, 2007 as to $40 million thereof and beginning August 15, 2008 as to $50 million thereof.
3)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium on certain mortgage loans, senior notes and debentures as of September 30, 2006.

Interest Rate Hedging

We enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in the nine months ended September 30, 2006 and 2005, and we do not anticipate it will have a significant effect in the future.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net income	$94,271	$79,484	$24,984	$30,680
Gain on sale of real estate	(23,866)	(17,347)	(95)	(9,463)
Depreciation and amortization of real estate assets	65,452	61,754	21,570	20,506
Amortization of initial direct costs of leases	5,378	5,195	1,814	1,768
Depreciation of joint venture real estate assets	553	471	236	157

Funds from operations	141,788	129,557	48,509	43,648
Dividends on preferred stock	(8,607)	(8,607)	(2,869)	(2,869)
Income attributable to operating partnership units	660	573	182	215

Funds from operations available for common shareholders	$133,841	$121,523	$45,822	$40,994

Weighted average number of common shares, diluted (1)	53,815	53,405	54,066	53,559

Funds from operations available for common shareholders, per diluted share	$2.49	$2.28	$0.85	$0.77

(1)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive in the computation of diluted EPS for the periods presented.

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

We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We are exposed to credit loss in the event of non-performance by the counter party to our interest rate swap used to fix the LIBOR on a notional amount of $150.0 million. The counterparty of this swap has a long-term debt rating of “A” by Standard and Poor’s Rating Service and “A1” by Moody’s Investor Service as of September 30, 2006. This swap expires on October 8, 2006.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2028 or through 2077 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2006 we had $1.3 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at September 30, 2006 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $65.8 million. If interest rates on our fixed-rate debt instruments at September 30, 2006 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $73.9 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2006, we had $84.4 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $0.8 million, and our net income and cash flows for the year would decrease by approximately $0.8 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.8 million, and our net income and cash flows for the year would increase by approximately $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2003, First National Mortgage Company filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleged that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave First National Mortgage Company the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The plaintiff is seeking an unspecified amount of monetary damages. A trial as to liability only was held and on June 27, 2006, a jury rendered a verdict against us. We have filed a motion for judgment as a matter of law or, in the alternative, for a new trial. We are also requesting that the court certify the case for immediate appeal in the event the motion for judgment as a matter of law and motion for a new trial are denied. A hearing on these motions was held in September 2006. The court has not yet ruled on either of these motions. If our motions are denied and we are not successful in having the jury verdict reversed by an immediate appeal, the case will proceed to a trial on the issue of damages which will not occur for at least nine months. The complaint did not specify the amount of damages claimed and we cannot make a reasonable estimate of potential damages until experts are retained and additional discovery is completed on the damages issue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interests of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. On September 29, 2006, we issued 25,000 common shares to redeem 25,000 operating partnership units. These shares were issued in reliance on an exemption from the registration requirements of the Securities Act of 1933.

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

FEDERAL REALTY INVESTMENT TRUST

/s/ Donald C. Wood
November 6, 2006	Donald C. Wood, President, Chief Executive Officer and
Trustee (Principal Executive Officer)

/s/ Larry E. Finger
November 6, 2006	Larry E. Finger, Executive Vice President and Chief
Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated herein by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; and 6.20% Notes due 2017 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.10	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.11	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	Amendment to Restricted Share Award Agreement dated December 8, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description

10.15	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeff Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) (the “2002 2Q Form 10-Q”) and incorporated herein by reference)

10.18	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.20	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.22	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 (the “2002 3Q Form 10-Q”) and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the 2002 3Q Form 10-Q and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.25	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	Severance Agreement between the Trust and Dawn Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.27	Amendment to Severance Agreement between the Trust and Dawn Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.31	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.32	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.33	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1) to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)