Form 10-K
period 2006-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2007-03-01
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes    ☐ No

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

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 30, 2006 was $3.7 billion.

The number of Registrant’s common shares outstanding on February 23, 2007 was 55,428,896.

FEDERAL REALTY INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for Registrant’s 2007 annual meeting of shareholders to be held in May 2007 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS

References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.

General

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of December 31, 2006, we owned, had a majority interest in, or controlled 111 community and neighborhood shopping centers and mixed-use properties comprising approximately 18.8 million square feet, located primarily in densely populated and affluent communities with relatively high barriers to entry throughout the Northeast and Mid-Atlantic United States, as well as in California. In total, these 111 commercial properties were 96.5% leased at December 31, 2006. A joint venture in which we own a 30% interest owned six neighborhood shopping centers totaling approximately 0.7 million square feet as of December 31, 2006. In total, the joint venture properties in which we own an interest were 98.7% leased at December 31, 2006. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 39 consecutive years. Revenue, property operating income, total assets and other financial information of each reportable segment are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

Business Objectives and Strategies

Our primary business objective is to own, manage, acquire and redevelop a portfolio of high quality retail properties, with the dominant property type being grocery anchored community and neighborhood shopping centers, that will:

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

•

monitoring the physical appearance of our properties and the construction quality, condition and design of the buildings and other improvements located on our properties to maximize our ability to attract customers and thereby generate higher rents and occupancy rates;

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

Our investments primarily fall into one of the following four categories:

•	renovating, expanding, reconfiguring and/or retenanting our existing properties to take advantage of under-utilized land or existing square footage to increase revenue;

•

acquiring community and neighborhood shopping centers, located in densely populated or affluent areas where barriers to entry for further development are high, and that have possibilities for enhancing operating performance through renovation, expansion, reconfiguration and/or retenanting;

•

renovating or expanding tenant spaces for tenants capable of producing higher sales, and therefore, paying higher rents, including expanding space available to an existing tenant that is performing well but is operating out of an old or otherwise inefficient store format; and

•

acquiring, in partnership with longer term investors who contribute a substantial portion of the equity needed to acquire those properties, stabilized community and neighborhood shopping centers, located in densely populated or affluent areas where barriers to entry for further development are high.

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

•

taking advantage of market opportunities to refinance existing debt, reduce interest costs and manage our debt maturity schedule so that a significant portion of our debt does not mature in any one year;

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

•

the issuance of operating units in a new or existing “downREIT partnership” that is controlled and consolidated by us (generally operating units in a “downREIT” partnership are issued in exchange for a tax deferred contribution of property; these units receive the same distributions as our common shares and the holders of these units have the right to exchange their units for cash or the same number of our common shares, at our option), or

•	the use of joint venture arrangements.

Employees

At December 31, 2006, we had 221 full-time employees and 114 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Tax Status

We elected to be taxed as a real estate investment trust for federal income tax purposes beginning with our taxable year ended December 31, 1962. As a REIT, we are generally not subject to federal income tax on REIT taxable income that we distribute to our shareholders. Under the internal revenue Code of 1986, as amended, which we refer to as the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of REIT taxable income each year. We will be subject to federal income tax on our taxable income (including any applicable alternative minimum tax) at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed REIT taxable income.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row, which occurred between August 2005 and August 2006, were conducted through a TRS. As a result of these condominium sales, our TRS incurred approximately $2.4 million and $3.5 million of income taxes in 2006 and 2005, respectively. Other than the condominium sales, our TRS activities have been limited and they did not incur any significant income taxes.

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

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and for reimbursement of real estate taxes and expenses of operating the property. General economic downturns and other conditions affecting the retail industry may affect the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Any reduction in our tenants’ ability to pay base rent, percentage rent or other charges, including the filing by any of our tenants for bankruptcy protection, may adversely affect our financial condition and results of operations.

Our net income depends on the success and continued presence of our “anchor” tenants.

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. This could reduce our net income.

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

We have a substantial amount of debt. As of December 31, 2006, we had approximately $1.7 billion of debt outstanding. Of that outstanding debt, approximately $285 million was secured by 15 of our properties and approximately $149 million represented capital lease obligations on 12 of our properties. In addition, we own a 30% interest in a joint venture that had $77.4 million of debt secured by six properties as of December 31, 2006. In total, approximately $1.6 billion of our debt as of December 31, 2006, which includes all of our property secured debt (including the property secured debt of the joint venture) and our capital lease obligations, is fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. We do not have a policy limiting the ratio of our debt to total capitalization or assets. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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

As of December 31, 2006, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Our development activities have inherent risks.

The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. We generally do not intend to undertake on our own construction of any new large-scale mixed-use, ground-up development projects; however, we do intend to complete the development and construction of remaining phases of projects we already have started, such as Bethesda Row in Bethesda, Maryland, Santana Row in San Jose, California, and Assembly Square in Somerville, Massachusetts. We may undertake development of these and other projects if it is justifiable on a risk-adjusted return basis. If additional phases of any of our existing projects or if any new projects are not successful, it may adversely affect our financial condition and results of operations.

In addition to the risks associated with real estate investment in general as described elsewhere, the risks associated with our remaining development activities include:

•	significant time lag between commencement and completion subjects us to greater risks due to fluctuation in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction costs, including labor and material costs; and

•

possible delay in completion of a project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or acts of God (such as fires, earthquakes or floods).

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

•	we may not be able to identify suitable properties to acquire or may be unable to complete the acquisition of the properties we identify;

•	we may not be able to integrate an acquisition into our existing operations successfully;

•

properties we redevelop or acquire may, within the time frames we project, fail to achieve the occupancy or rental rates we project at the time we make the decision to invest, which may result in the properties’ failure to achieve the returns we projected;

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

Our growth strategy is focused on the redevelopment of properties we already own and the acquisition of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are generally required to distribute to our shareholders at least 90% of our REIT taxable income each year to continue to qualify as a real estate investment trust, or REIT, for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. Equity capital could include our common shares or preferred shares. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt and preferred shares.

Of our approximately $1.7 billion of debt outstanding as of December 31, 2006, approximately $107 million bears interest at variable rates and was unhedged. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. Although we have in the past and may in the future enter into hedging arrangements or other transactions as to a portion of our variable rate debt to limit our exposure to rising interest rates, the amounts we are required to pay under the variable rate debt to which the hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost of issuing additional debt securities or preferred shares.

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

Our organizational documents do not limit the amount of funds that we may invest in properties and assets jointly with other persons or entities and as of February 23, 2007, excluding our joint venture with Clarion Lion Properties Fund, we hold eight shopping centers and five urban retail and mixed-use properties jointly with other persons. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, and that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives. Although we hold the managing general partnership or membership interest in all of our existing co-investments as of February 23, 2007, we must obtain the consent of the co-investor or meet defined criteria to sell or to finance five of these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.

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

The terms of our partnership require that certain acquisition opportunities be presented first to the joint venture, which limits our ability to acquire properties for our own account which could, in turn, limit our ability to grow. Our investment in this joint venture is also subject to the risks described above for jointly owned investments. As of December 31, 2006, this joint venture owned six properties.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions and applicable income tax regulations that have been issued under the Code. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying rents and other income. Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our REIT taxable income. In addition, new legislation, new regulations, new administrative interpretations or new court decisions may significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

As a REIT, we must make generally annual distributions to shareholders of at least 90% of our REIT taxable income. We are subject to income tax on amounts of undistributed REIT taxable income and net capital gain. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. We intend to make distributions to shareholders to comply with the Code’s distribution provisions and to avoid federal income and excise tax. We may need to borrow funds to meet our distribution requirements because:

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

We may amend or revise our business policies without your approval.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

As of December 31, 2006, we owned or had a majority ownership interest in 111 community and neighborhood shopping centers and retail mixed-used properties comprising approximately 18.8 million square feet, located primarily in densely populated and affluent communities throughout the Northeast and Mid-Atlantic United States, as well as California. In addition, we own one apartment complex in Maryland. No single property accounted for over 10% of our 2006 total revenue or net income. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

We operate our business on an asset management model, where small, focused teams are responsible for a portfolio of assets. We have divided our portfolio of properties into two operating regions: the East and West. Each region is operated under the direction of one or more asset managers, with dedicated leasing, property management and financial staff, and operates largely autonomously with respect to day-to-day operating decisions.

Tenant Diversification

As of December 31, 2006, we had approximately 2,300 leases, ranging from sole proprietors to major national retailers. No one tenant or affiliated group of tenants accounted for more than 2.5% of our annualized base rent as of December 31, 2006. As a result of our tenant diversification, we believe our exposure to any recent and future bankruptcy filing in the retail sector has not been and will not be significant.

Geographic Diversification

Our 112 properties (including our one apartment complex) are located in 14 states and the District of Columbia. The following table shows, by region and state within the region, the number of properties, the gross leasable area of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2006.

Region and State	Number of Properties	Gross Leasable Area	Percentage of Gross Leasable Area
		(In square feet)
East region
Virginia	17	3,348,000	17.8%
Maryland	12	3,033,000	16.1%
New Jersey	10	2,679,000	14.3%
Pennsylvania(1)	11	2,397,000	12.8%
Massachusetts	7	1,577,000	8.4%
New York	7	1,148,000	6.1%
Illinois	4	757,000	4.0%
Connecticut	3	317,000	1.7%
New Hampshire	2	294,000	1.6%
Michigan	1	217,000	1.2%
District of Columbia	2	168,000	0.9%
North Carolina	1	159,000	0.8%
Maine	1	101,000	0.5%

Total East region	78	16,195,000	86.2%

West region
California	25	2,434,000	12.9%
Texas	9	171,000	0.9%

Total West region	34	2,605,000	13.8%

Total all regions(2)	112	18,800,000	100.0%

(1)	We also own two participating mortgages totaling approximately $28.3 million secured by multiple buildings in Manayunk, Pennsylvania.

(2)	These 112 properties are operated as 86 real estate projects.

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

Commercial property leases generally range from 3 to 10 years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2006, represented approximately 2.8% of total revenues.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2006 for each of the 10 years beginning with 2007 and after 2016 in the aggregate, in both cases, assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2006.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2007	1,219,000	7%	23,325,000	6.9%
2008	1,910,000	11%	30,702,000	9.1%
2009	2,270,000	13%	40,989,000	12.1%
2010	1,586,000	9%	32,106,000	9.5%
2011	1,761,000	10%	42,903,000	12.7%
2012	1,734,000	10%	29,966,000	8.8%
2013	995,000	5%	19,772,000	5.8%
2014	1,112,000	6%	24,893,000	7.3%
2015	840,000	5%	16,360,000	4.8%
2016	922,000	5%	19,617,000	5.8%
Thereafter	3,518,000	19%	58,220,000	17.2%

Total	17,867,000	100%	$338,853,000	100.0%

Retail and Residential Properties

The following table sets forth information concerning all properties in which we owned an equity interest, had a leasehold interest, or controlled and are consolidated as of December 31, 2006. Except as otherwise noted, we are the sole owner of our retail properties. Principal tenants are the largest tenants in the property based on square feet leased or are tenants important to a property’s success due to their ability to attract retail customers.

EAST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
7770 Richmond Highway Alexandria, VA 22036	1974	2006	61,000	100%	Gold’s Gym
Allwood Clifton, NJ 07013(3)	1958	1988	50,000	100%	Stop & Shop
Andorra Philadelphia, PA 19128	1953	1988	267,000	100%	Acme Markets Kohl’s Staples L.A. Fitness
Assembly Square/Sturtevant Somerville, MA 02145	2005	2005	554,000	100%	Bed, Bath & Beyond Christmas Tree Shops Kmart Staples TJ Maxx A.C. Moore Sports Authority
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	280,000	100%	Acme Markets Lord & Taylor L.A. Fitness
Barracks Road Charlottesville, VA 22905	1958	1985	488,000	100%	Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy
Bath Shopping Center Bath, ME 04530	1978	2006	101,000	96%	Shaw’s Supermarket CVS
Bethesda Row Bethesda, MD 20814(7)	1945-1991 2001	1993-2006	477,000	94%	Barnes & Noble Giant Food Landmark Theater Washington Sports Club
Blue Star Watchung, NJ 07060(3)	1959	1988	410,000	99%	Shop Rite Kohl’s Michaels Toys R Us Marshalls
Brick Plaza Brick Township, NJ 08723(6)	1958	1989	409,000	100%	A&P Supermarket Barnes & Noble Loews Theatres Sports Authority
Bristol Bristol, CT 06010	1959	1995	275,000	97%	Stop & Shop TJ Maxx
Brunswick North Brunswick, NJ 08902(3)	1957	1988	303,000	99%	A&P Supermarket A.J.Wright L.A. Fitness
Chelsea Commons I & II Chelsea, MA 02150	1962	2006	179,000	99%	Sav-A-Lot Home Depot

Retail and Residential Properties—continued

EAST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
Congressional Plaza Rockville, MD 20852(4)	1965	1965	338,000	91%	Buy Buy Baby Whole Foods Container Store
Congressional Plaza Residential Rockville, MD 20852(4)	2003	1965	146 units	96%
Courthouse Center Rockville, MD 20852(5)	1970	1997	38,000	97%
Clifton Clifton, NJ 07013(3)	1959	1988	80,000	100%	Drug Fair Dollar Express
Crossroads Highland Park, IL 60035	1959	1993	173,000	95%	Comp USA Golfsmith Guitar Center
Dedham Dedham, MA 02026	1959	1993	241,000	94%	Pier 1 Imports Star Market
Eastgate Chapel Hill, NC 27514	1963	1986	159,000	90%	Earth Fare Stein Mart
Ellisburg Circle Cherry Hill, NJ 08034	1959	1992	267,000	89%	Genuardi’s Stein Mart
Falls Plaza Falls Church, VA 22046	1962	1967	73,000	100%	Giant Food
Falls Plaza – East Falls Church, VA 22046	1960	1972	71,000	100%	CVS Staples
Feasterville Feasterville, PA 19047	1958	1980	111,000	100%	Genuardi’s OfficeMax
Federal Plaza Rockville, MD 20852	1970	1989	247,000	99%	Comp USA Ross Dress For Less TJ Maxx
Finley Square Downers Grove, IL 60515	1974	1995	315,000	97%	Bed, Bath & Beyond Sports Authority
Flourtown Flourtown, PA 19031	1957	1980	181,000	96%	Genuardi’s
Forest Hills Forest Hills, NY	1937-1987	1997	85,000	100%	Midway Theatre Duane Reade Gap
Friendship Center Washington, D.C 20015	1998	2001	119,000	100%	Maggiano’s Borders Books Linens ‘n Things
Fresh Meadows Queens, NY 11365	1949	1997	403,000	95%	Cineplex Odeon Filene’s Basement Kohl’s Associated Food Stores
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	198,000	99%	Bed, Bath & Beyond Borders Books and Music Ross Dress For Less
Garden Market Western Springs, IL 60558	1958	1994	140,000	96%	Dominick’s Walgreens
Governor Plaza Glen Burnie, MD 21961	1963	1985	269,000	100%	Office Depot Comp USA Bally’s Total Fitness Aldi

Retail and Residential Properties—continued

EAST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	100%	Bed, Bath & Beyond Best Buy Farmer Jacks DSW
Greenwich Avenue Greenwich Avenue, CT	1995	1994-1996	42,000	100%	Saks Fifth Avenue
Hamilton Hamilton, NJ 08690(3)	1961	1988	190,000	93%	Shop Rite Stevens Furniture A.C. Moore
Hauppauge Hauppauge, NY 11788	1963	1998	133,000	98%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746(3)	1962	1988	279,000	100%	Barnes & Noble Bed, Bath & Beyond Buy Buy Baby Toys R Us
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	85%	Whole Foods
Key Road Keene, NH 03431	1968	2006	76,000	100%	Petco
Lancaster Lancaster, PA 17601(3)	1958	1980	107,000	100%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	216,000	98%	Marshalls Redner’s Market
Laurel Centre Laurel, MD 20707	1956	1986	386,000	98%	Giant Food Marshalls Toys R Us
Lawrence Park Broomall, PA 19008	1972	1980	353,000	100%	Acme Markets TJ Maxx CHI CVS Home Goods
Leesburg Plaza Leesburg, VA 20176(5)	1967	1998	236,000	99%	Giant Food Pier 1 Imports Office Depot Champion Billiards Petsmart
Linden Square Wellesley, MA 02481	1960	2006	100,000	95%	Roche Brothers Supermarket Fitness Club for Women Wellesley Volkswagen, Buick
Loehmann’s Plaza Fairfax, VA 22042	1971	1983	250,000	98%	Bally’s Total Fitness Loehmann’s Dress Shop
Melville Mall Huntington, NY 11747(12)	1974	2006	248,000	100%	Waldbaum’s Marshalls Kohl’s
Mercer Mall Lawrenceville, NJ 08648(3)	1975	2003	501,000	94%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite

Retail and Residential Properties—continued

EAST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
Mid-Pike Plaza Rockville, MD 20852(3)	1963	1982	309,000	100%	Bally’s Total Fitness Linens ‘n Things Toys R Us A.C. Moore Filene’s Basement
Mount Vernon Plaza Alexandria, VA 22306(5)(6)	1972	2003	284,000	94%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels
Northeast Philadelphia, PA 19114	1959	1983	287,000	85%	Burlington Coat Factory Marshalls
North Dartmouth North Dartmouth, MA 02747	2004	2006	183,000	100%	Stop & Shop Lowe’s Home Center
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	96%	Dominick’s
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	100%	Whole Foods
Pan Am Fairfax, VA 22031	1979	1993	227,000	100%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202(6)	2001-2002	1999	296,000	98%	Harris Teeter Bed, Bath & Beyond Cost Plus World Market Bally’s Total Fitness DSW
Perring Plaza Baltimore, MD 21134	1963	1985	402,000	98%	Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Pike 7 Plaza Vienna, VA 22180(5)	1968	1997	164,000	90%	Staples TJ Maxx
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	100%	TJ Maxx Victory Supermarket
Quince Orchard Gaithersburg, MD 20877(6)	1975	1993	253,000	100%	Circuit City Magruders Staples
Riverside Keene, NH 03431	1966	2006	218,000	100%	Shaw’s Supermarket Brooks Pharmacy Walmart
Rockville Town Square Rockville, MD 20852(13)	N/A	N/A	N/A	N/A
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings	1960	1971	282 units	95%
Rutgers Franklin, N.J. 08873(3)	1973	1988	267,000	91%	Stop & Shop Kmart
Sam’s Park & Shop Washington, DC 20008	1930	1995	49,000	100%	Petco
Saugus Plaza Saugus, MA 01906	1976	1996	171,000	100%	Kmart Stop & Shop

Retail and Residential Properties—continued

EAST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
Shirlington Arlington, VA 22206	1940	1995	214,000	98%	Carlyle Grand Café Cineplex Odeon
South Valley Shopping Center Alexandria, VA 22306(5)	1966	2003	221,000	99%	Home Depot TJ Maxx
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	97%	Virginia Fine Wine Talbots
Town Center of New Britain New Britain, PA 18901	1969	2006	125,000	87%	Giant Food Rite Aid
Troy Parsippany-Troy, NJ 07054	1966	1980	202,000	99%	Comp USA Pathmark Toys R Us A. C. Moore
Tysons Station Falls Church, VA 22043	1954	1978	50,000	100%	Trader Joes
Wildwood Bethesda, MD 20814	1958	1969	85,000	100%	CVS Balducci’s
Willow Grove Willow Grove, PA 19090	1953	1984	215,000	100%	Barnes & Noble Marshalls Toys R Us
The Shops at Willow Lawn Richmond, VA 23230	1957	1983	467,000	89%	Kroger Old Navy Staples
Wynnewood Wynnewood, PA 19096	1948	1996	255,000	98%	Bed, Bath & Beyond Borders Books Genuardi’s Old Navy

Total East Region—Retail			16,195,000	97%
Total East Region—Residential			428 units	95%

WEST REGION
Colorado Blvd Pasadena, CA	1922	1996-1998	69,000	100%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA(3)	1980	2005	225,000	96%	Albertson’s Loehmann’s Rite Aid
Escondido Promenade Escondido, CA 92029(8)	1987	1996	222,000	98%	Toys R Us TJ Maxx Cost Plus
Fifth Avenue San Diego, CA(11)	1888-1995	1996-1997	51,000	82%	Urban Outfitters
Hermosa Avenue Hermosa Beach, CA(10)	1922	1997	23,000	78%
Hollywood Blvd Hollywood, CA(10)	1921-1991	1999	149,000	72%	L.A. Fitness
Houston Street San Antonio, TX	1890-1935	1998-1999	171,000	72%	Hotel Valencia
King’s Court Los Gatos, CA 95032(5)(6)	1960	1998	79,000	100%	Lunardi’s Supermarket Longs Drug Store
Old Town Center Los Gatos, CA 95030	1962	1997	94,000	97%	Borders Books and Music Gap Kids Banana Republic

Retail and Residential Properties—continued

WEST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
150 Post Street San Francisco, CA 94108	1965	1997	103,000	92%	Brooks Brothers
Santana Row – Retail San Jose, CA 95128	2002	1997	563,000	97%	Crate & Barrel Borders Books Container Store Best Buy CineArts Theatre
Santana Row – Residential San Jose, CA 95128	2003-2006	1997	295 units	95%
Third Street Promenade Santa Monica, CA(9)	1888-1995	1996-2000	211,000	97%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate Shopping Center San Jose, CA	1960-1966	2004	645,000	99%	Safeway Target Burlington Coat Factory Barnes & Noble Ross

Total West Region—Retail			2,605,000	94%
Total West Region—Residential			295 units	95%

Total All Regions—Retail			18,800,000	97%
Total All Regions—Residential			723 units	95%

(1)	Represents the physical square footage of the commercial portion of the property, which may differ from the gross leasable square footage used to express percentage leased. Some of our properties include office space which is included in this square footage but is not material in total.
(2)	Retail percentage leased is expressed as a percentage of rentable commercial square feet occupied or subject to a lease under which rent is currently payable and includes square feet covered by leases for stores not yet opened. Residential percentage leased is expressed as a percentage of units occupied or subject to a lease.
(3)	We have a leasehold interest in this property.
(4)	We own a 64.1% membership interest in this property.
(5)	We own this property in a “downREIT” structure.
(6)	All or a portion of this property is subject to a long-term ground lease.
(7)	This property contains nine buildings; six are subject to a leasehold interest, one is subject to a ground lease and two are owned 100% by us.
(8)	We own the controlling interest in this center.
(9)	We own 100% of eight buildings and a 90% general partnership interest in one building.
(10)	We own a 90% general partnership interest in these buildings.
(11)	We own 100% of three buildings and a 90% general partnership interest in one building
(12)	On October 16, 2006, the Trust acquired control of Melville Mall through a 20 year master lease and secondary financing to the owner. The master lease includes a purchase option in 2021 for $5.0 million plus the assumption of the owner’s $25.8 million first mortgage. Because the Trust controls this property and retains substantially all of the economic benefit and risk associated with it, we consolidate this property and its operations.
(13)	We acquired approximately 152,000 square feet of gross leasable area, and we intend to acquire an additional 32,000 square feet of gross leasable area. No square footage has been placed in service. The Grand Opening is scheduled for May 2007.

ITEM 3.    LEGAL PROCEEDINGS

In May 2003, First National Mortgage Company filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleged that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave First National Mortgage Company the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The plaintiff is seeking an unspecified amount of monetary damages. A trial as to liability only was held and on June 27, 2006, a jury rendered a verdict against us. A case management conference has been scheduled for March 23, 2007, at which time we expect a schedule to be set for additional discovery and a trial date on the issue of damages. The complaint did not specify the amount of damages claimed and we cannot make a reasonable estimate of potential damages until experts are retained and additional discovery is completed on the damages issue.

We are also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we, through our management agent, engaged in fraud by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only began on February 26, 2007 and if we are found liable, a trial will be held to determine the amount of damages. Based on the evidence and information available to us, we believe there is a reasonable possibility that a verdict may be rendered against us. If a verdict is rendered against us, we will seek indemnification from the third party management company that negotiated the lease on our behalf. We cannot assess with any certainty at this time the potential damages for which we would be liable if a verdict is rendered against us or the potential amounts we would recover against the third party management company; however, if a verdict is rendered against us, there may be a material adverse impact on our net income in the period during which our indemnification claim is pending.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange under the symbol “FRT.” Listed below are the high and low closing prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

	Price Per Share		Dividends Declared Per Share
	High	Low
2006
Fourth quarter	$87.15	$73.47	$0.575
Third quarter	$76.42	$69.37	$0.575
Second quarter	$72.43	$64.72	$0.555
First quarter	$75.38	$61.63	$0.755	(1)
2005
Fourth quarter	$65.55	$56.62	$0.755	(1)
Third quarter	$65.73	$58.19	$0.555
Second quarter	$60.82	$47.91	$0.555
First quarter	$51.98	$46.50	$0.505

(1)	Includes regular dividend of $0.555 and special dividend of $0.20 resulting from the sales of condominiums at Santana Row.

On February 23, 2007, there were 4,449 holders of record of our common shares.

Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our REIT taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of REIT taxable income. State income taxes are not material to our operations or cash flows.

Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our annual dividend rate for 39 consecutive years.

Our total annual dividends paid per common share for 2006 and 2005 were $2.440 per share and $2.320 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2007 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Code Sec. 857(b)(3) to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are taxable to the shareholder as long-term capital gains. For 2005, a portion of our distributions was designated as capital gain dividend.

The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2006	2005
Ordinary dividend	$1.813	$1.601
Ordinary dividend eligible for 15% tax rate	0.066	0.093
Return of capital	0.561	—
Capital gain	—	0.626

	$2.440	$2.320

Distributions on our 8.5% Series B Cumulative Redeemable Preferred Shares were paid at the rate of $2.125 per share per annum, prior to distributions on our common shares. On November 27, 2006, the Trust redeemed all 5,400,000 outstanding shares of our 8.5% Series B Cumulative Redeemable Preferred Shares at their redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date of $0.159 per share. We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

Recent Sales of Unregistered Shares

All equity securities sold by us during 2006 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No equity securities were purchased by us during 2006. However, 4,919 common shares were placed into treasury as a result of restricted shares forfeited by former employees.

ITEM 6.    SELECTED FINANCIAL DATA

The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended 2002 through 2005 has been reclassified to conform to the presentation for the year ended 2006.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$438,201	$393,548	$368,299	$334,865	$297,286
Property operating income(1)	$317,994	$284,361	$256,321	$229,810	$203,361
Income from continuing operations	$95,076	$84,433	$64,041	$67,500	$38,648
Income before gain on sale of real estate	$94,756	$83,864	$70,104	$74,444	$45,833
Gain on sale of real estate	$23,956	$30,748	$14,052	$20,053	$19,101
Loss on abandoned developments held for sale	$—	$—	$—	$—	$(9,647)
Net income	$118,712	$114,612	$84,156	$94,497	$55,287
Net income available for common shareholders	$103,514	$103,137	$72,681	$75,990	$35,862
Net cash provided by operating activities(2)	$184,401	$174,941	$174,148	$136,393	$131,372
Net cash used in investing activities(2)	$(317,429)	$(152,730)	$(157,611)	$(98,166)	$(185,983)
Net cash (used in ) provided by financing activities(2)	$135,884	$(44,047)	$(21,030)	$(26,382)	$60,171
Dividends declared on common shares	$133,066	$124,928	$101,969	$93,889	$82,273
Weighted average number of common shares outstanding:
Basic	53,469	52,533	51,008	47,379	41,624
Diluted	53,962	53,050	51,547	48,619	42,882
Earnings per common share, basic:
Income from continuing operations	$1.50	$1.39	$1.03	$1.03	$0.46
Discontinued operations	0.44	0.57	0.39	0.57	0.40

Total	$1.94	$1.96	$1.42	$1.60	$0.86

Earnings per common share, diluted:
Income from continuing operations	$1.48	$1.37	$1.02	$1.03	$0.46
Discontinued operations	0.44	0.57	0.39	0.56	0.39

Total	$1.92	$1.94	$1.41	$1.59	$0.85

Dividends declared per common share	$2.46	$2.37	$1.99	$1.95	$1.93

Other Data:
Funds from operations available to common shareholders(3)(4)	$177,113	$163,544	$148,671	$131,257	$80,856
EBITDA(5)	$316,783	$292,465	$258,143	$243,956	$183,488
Adjusted EBITDA(5)	$292,827	$261,717	$244,091	$223,903	$174,034
Ratio of EBITDA to combined fixed charges and preferred share dividends(5)(6)	2.6x	2.7x	2.5x	2.2x	1.7x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(5)(6)	2.4x	2.4x	2.4x	2.1x	1.6x

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Balance Sheet Data:
Real estate at cost	$3,204,258	$2,829,321	$2,666,276	$2,470,149	$2,306,826
Total assets	$2,688,606	$2,350,852	$2,266,896	$2,141,185	$1,996,662
Mortgage, construction loans and capital lease obligations	$460,398	$419,713	$410,885	$414,357	$383,812
Notes payable	$109,024	$316,755	$325,051	$361,323	$207,711
Senior notes and debentures	$1,127,508	$653,675	$568,121	$532,750	$532,284
Convertible subordinated debentures	$—	$—	$—	$—	$75,000
Redeemable preferred shares	$—	$135,000	$135,000	$135,000	$235,000
Shareholders’ equity	$784,078	$774,847	$790,534	$691,374	$644,287
Number of common shares outstanding	55,321	52,891	52,137	49,201	43,535

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.
(2)	Determined in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 95, Statement of Cash Flows.
(3)	Funds from Operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with the U.S. GAAP, plus depreciation and amortization of real estate assets and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	2006	2005	2004	2003	2002
	(In thousands)
Net income	$118,712	$114,612	$84,156	$94,497	$55,287
Gain on sale of real estate	(23,956)	(30,748)	(14,052)	(20,053)	(19,101)
Depreciation and amortization of real estate assets	88,649	82,752	81,649	68,202	58,605
Amortization of initial direct costs of leases	7,390	6,972	7,151	5,801	4,750
Depreciation of joint venture real estate assets	768	630	187	—	—

Funds from operations	191,563	174,218	159,091	148,447	99,541
Dividends on preferred stock	(10,423)	(11,475)	(11,475)	(15,084)	(19,425)
Income attributable to operating partnership units	748	801	1,055	1,317	740
Preferred stock redemption costs	(4,775)	—	—	(3,423)	—

Funds from operations available for common shareholders	$177,113	$163,544	$148,671	$131,257	$80,856

(4)	Includes $3.1 million and $8.0 million of insurance recoveries in 2004 and 2003, respectively, attributable to rental income lost at Santana Row as a result of the August 2002 fire. Insurance recoveries received in 2005 were insignificant. Excluding these items, funds from operations available for common shareholders in 2004 and 2003 would have been $145.6 million and $123.3 million, respectively.
(5)	The SEC has stated that EBITDA is a non-GAAP measure as calculated in the table below. Adjusted EBITDA is a non-GAAP measure that means net income or loss plus net interest expense, income taxes, depreciation and amortization, gain or loss on sale of real estate and impairments of real estate if any. Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our ability to service debt and because it approximates a key covenant in material notes. Adjusted EBITDA should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.

The reconciliation of Adjusted EBITDA to net income for the periods presented is as follows:

	2006	2005	2004	2003	2002
	(In thousands)
Net income	$118,712	$114,612	$84,156	$94,497	$55,287
Depreciation and amortization	97,879	91,503	90,438	75,503	64,529
Interest expense	102,808	88,566	85,058	75,232	65,058
Other interest income	(2,616)	(2,216)	(1,509)	(1,276)	(1,386)

EBITDA	316,783	292,465	258,143	243,956	183,488
Gain on sale of real estate	(23,956)	(30,748)	(14,052)	(20,053)	(19,101)
Loss on abandoned developments held for sale	—	—	—	—	9,647

Adjusted EBITDA	$292,827	$261,717	$244,091	$223,903	$174,034

(6)	Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount and expense and the portion of rent expense representing an interest factor. Preferred share dividends consist of dividends paid on preferred shares and preferred stock redemption costs. Our Series A preferred shares were redeemed in full in June 2003 and our Series B preferred shares were redeemed in full in November 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of December 31, 2006, we owned or had a majority interest in 111 community and neighborhood shopping centers and mixed-use properties comprising approximately 18.8 million square feet. Our properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. In total, these 111 commercial properties were 96.5% leased at December 31, 2006. A joint venture in which we own a 30% interest owned four neighborhood shopping centers totaling approximately 0.7 million square feet as of December 31, 2006. In total, the joint venture properties in which we own an interest were 98.7% leased at December 31, 2006. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 39 consecutive years.

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

Revenue Recognition and Accounts Receivable

Leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. We make estimates of the collectibility of our accounts receivable related to base rents, straight-line rents, expense reimbursements and other revenue or income taking into account our expertise in the retail sector, tenant credit information both internally and externally available, payment history, industry trends, tenant credit-worthiness and the length of remaining lease terms over which certain of these amounts will be collected. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a certain portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. These estimates have a direct impact on our net income. Historically, we have recognized bad debt expense between 0.5% and 1.0% of rental income and it was 0.2% in 2006. An increase in our bad debt expense would decrease our net income. For example, if we had experienced an increase in bad debt of 0.5% of rental income in 2006, our net income would have been reduced by approximately $2.2 million.

Real Estate

The nature of our business as an owner, redeveloper and operator of retail shopping centers and mixed-use properties means that we invest significant amounts of capital. Depreciation and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. We capitalize real estate investments and depreciate them in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives. The cost of our real estate investments, less salvage value, if any, is charged to depreciation expense over the estimated life of the asset using straight-line rates for financial statement purposes. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates and, therefore, to our depreciation rates. These reviews take into account the historical retirement and replacement of our assets, the repairs required to maintain the condition of our assets, the cost of redevelopments that may extend the useful lives of our assets and general economic and real estate factors. A newly developed neighborhood shopping center building would typically have an economic useful life of 50 to 60 years, but since many of our assets are not newly developed buildings, estimating the useful lives of assets that are long-lived as well as their salvage value requires significant management judgment. The longer the economic useful life, the lower the depreciation charged to that asset in a fiscal period will be, which in turn will increase our net income. Similarly, having a shorter economic useful life would increase the depreciation for a fiscal period and decrease our net income.

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

We are required to make subjective assessments as to the useful lives of our real estate for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. Certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen competition or changes in customer shopping habits could substantially alter our assumptions regarding our ability to realize the return on investment in the property and therefore reduce the economic life of the asset and affect the amount of depreciation expense to charge against both the current and future revenues. We periodically review the lives of assets and any decrease in asset lives could have the effect of increasing depreciation expense while any analysis indicating that lives are longer than we have assumed could have the effect of decreasing depreciation expense. In order to determine the impact on depreciation expense of a different average life of our real estate assets taken as a whole, we used 25 years, which is the approximate average life of all assets being depreciated at the end of 2006. If the estimated useful lives of all real estate assets being depreciated were increased by one year, the consolidated annual depreciation expense would have decreased by approximately $3.7 million.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired, and broadens the presentation of discontinued operations to include components of an entity comprising operations and cash flows that can be distinguished operationally and for financial reporting purposes from the rest of the entity. As a result, the sale of a property, or the classification of a property as held for sale, requires us to report the results of operations and cash flows of that property as “discontinued operations.”

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 was issued to reduce the diversity in practice associated with certain aspects of recognition, disclosure and measurement related to accounting for uncertain income tax positions. We are required to adopt FIN 48 effective January 1, 2007. We do not believe the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statements misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are commonly referred to as the “roll-over” method and the “iron curtain” method. The roll-over method quantifies the amount by which the current income statement is misstated. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each the income statement, balance sheet and the related disclosures. This approach is commonly referred to as the “dual approach.” We adopted SAB 108 during the fourth quarter of 2006 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 did not impact our financial positions, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123R. We are required to adopt SFAS No. 157 effective January 1, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

Property Acquisitions and Dispositions

A summary of our significant acquisitions in 2006 and 2005 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
Year ended December 31, 2006
January 20	4900 Hampden Lane	Bethesda, MD	35,000	$12.0
January 27	7770 Richmond Hwy	Alexandria, VA	60,000	$9.9
June 29	Town Center of New Britain	New Britain, PA	126,000	$12.8
August 24	Key Road Plaza	Keene, NH	76,000	$14.5
August 24	Riverside Plaza	Keene, NH	218,000	$24.0
August 24	Bath Shopping Center	Bath, ME	101,000	$22.8	(1)
August 24	Linden Square	Wellesley, MA	261,000	$99.6
August 24	North Dartmouth	North Dartmouth, MA	183,000	$27.5
August 25	Chelsea Commons	Chelsea, MA	180,000	$20.1	(2)
Various after September 13	Rockville Town Square	Rockville, MD	152,000	$5.9	(4)
October 16	Melville Mall	Huntington, NY	248,000	$60.0	(3)

		Total	1,640,000	$309.1

Year ended December 31, 2005
March 1	Assembly Sq./Sturtevant St.	Somerville, MA	551,000	$66.4
December 29	Crow Canyon Commons	San Ramon, CA	228,000	$47.5	(5)

		Total	779,000	$113.9

(1)	Purchase price includes the assumption of debt with a fair value of approximately $11.1 million.
(2)	Purchase price includes the assumption of debt with a fair value of approximately $8.0 million.
(3)	The Trust controls and consolidates Melville Mall at its approximate fair value of $60.0 million. We gained control of Melville Mall through a 20-year master lease and $34.1 million secondary financing to the owner. The master lease includes a purchase option in 2021 for $5.0 million plus the assumption of the owner’s $25.8 million first mortgage.
(4)	We intend to acquire an additional 32,000 square feet of gross leasable area. No square footage has been placed in service. The Grand Opening is scheduled for May 2007.
(5)	Purchase price includes $22.3 million for an assumed mortgage.

Generally, our acquisitions are initially financed by available cash and borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. On occasion we assume mortgages in the connection with certain acquisitions as noted in the acquisitions table above.

The Linden Square acquisition is currently undergoing redevelopment. After the initial phases of the redevelopment are completed the project will include approximately 222,000 square feet of retail, 17,000 square feet of office, seven affordable residential units, and a car dealership. The initial phases of redevelopment are expected to be complete in 2008.

The Assembly Square/Sturtevant Street acquisition includes an approximately 332,000 square foot enclosed mall in the City of Somerville, Massachusetts, for which the redevelopment into a power center was completed in 2006, and an adjacent ten-acre 220,000 square foot retail/industrial complex. As of December 31, 2006, we have invested a total of $112 million in the property.

The acquisition of Assembly Square also included zoning entitlements to add four mixed-use buildings on 3.5 acres, which could include approximately 41,000 square feet of retail space, 51,000 square feet of office space and 239 residential units. The acquisition also included an option to purchase adjacent land parcels, all of which are zoned for dense, mixed-use development. We expect to structure any future development of Assembly Square in a manner designed to mitigate our risk which may include selling entitlements or co-developing with other real estate companies.

On October 16, 2006, we acquired the leasehold interest in Melville Mall, an approximately 248,000 square feet shopping center located in Huntington, New York, under a 20-year master lease. Additionally, we loaned the owner of Melville Mall $34.1 million secured by a second mortgage on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption of the first mortgage and repayment of our second mortgage. As a result of these transactions, we control this property and retain substantially all of the economic benefits and risks associated with it. Accordingly, upon acquiring the leasehold interest, we consolidated this property and its operations.

The following table provides a summary of significant acquisitions made by our unconsolidated real estate partnership in 2006 and 2005:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
June 5, 2006	Greenlawn Plaza(1)	Huntington, NY	102,000	$20.4
June 8, 2006	Barcroft Plaza	Falls Church, VA	90,000	$25.1

		Total	192,000	$45.5

(1)	This property was acquired from the Trust.

A summary of our significant dispositions in 2006 and 2005 is as follows:

Sales Date	Property	Location	Year Acquired or Built	Gross Leasable Area	Sales Price	Gain
				(In square feet)	(In millions)
Year ended December 31, 2006
January-August	Santana Row Condominiums (89 units)(1)	San Jose, CA	2002	N/A	$64.1	$16.5	(2)
June 5	Greenlawn Plaza	Huntington, NY	2000	102,000	$20.4	$7.4	(3)

		Total		102,000	$84.5	$23.9

Year ended December 31, 2005
February 15	420 & 501 South Mill	Tempe, AZ	1998	40,000	$13.7	$4.0
June 2	Cone & Andary Buildings	Winter Park, FL	1996	28,000	$11.1	$3.5
July 12	Shaw’s Plaza	Carver, MA	2004	75,000	$4.0	—
Various after August 26	Santana Row Condominiums (130 units)	San Jose, CA	2002	N/A	$89.2	$23.5	(4)

		Total		143,000	$118.0	$31.0

(1)	As of August 25, 2006, we had sold all of the 219 condominium units we currently intend to sell at Santana Row.
(2)	Gain of $16.5 million is net of $2.4 million in taxes.
(3)	This property was contributed to our real estate partnership in which we own a 30% interest. Accordingly, we recognized a partial gain of $7.4 million on this sale related to the 70% equity interest contributed.
(4)	Gain of $23.5 million is net of $3.4 million in taxes.

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

On August 4, 2006, we amended the $17.7 million second mortgage note receivable which is secured by a hotel in San Jose, California. The amended note decreased the interest rate from 14% to 9% per annum, requires monthly payments of principal and interest based on a 15-year amortization schedule and matures on August 20, 2016.

In connection with the acquisitions of Bath Shopping Center and Chelsea Commons on August 24, 2006 and August 25, 2006, we assumed two mortgage notes, one in connection with each property, with fair values of approximately $11.1 million and $8.0 million, respectively. The Bath Shopping Center and Chelsea Commons mortgages mature on July 1, 2028 and January 15, 2031, respectively, and bear interest at 7.13% and 5.36%, respectively. Both notes require monthly payments of principal and interest.

On August 24, 2006, we entered into a $150 million unsecured credit agreement (the “Bridge Loan”) bearing interest at LIBOR plus 42.5 basis points and maturing on December 29, 2006. The Bridge Loan was used to provide interim financing for the acquisition of properties and was fully repaid on September 19, 2006, using the proceeds from the issuance of common stock.

On September 19, 2006, we issued 2.0 million common shares at $74.51 per share (after deducting underwriting discounts and fees) netting approximately $149.2 million in cash proceeds before other expenses of the offering. The proceeds were used on an interim basis to repay debt from the acquisition of three properties in New England and for general corporate purposes. Ultimately, the proceeds were used to redeem the Series B preferred shares on November 27, 2006.

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

On October 16, 2006, we acquired the leasehold interest in Melville Mall. The fee interest in the property was encumbered by an existing mortgage note with a fair value of approximately $25.2 million. This mortgage note bears interest at 5.25% per annum, requires monthly payments of interest and principal based on a 25-year amortization schedule and matures on September 1, 2014. We are required to make the payment on this mortgage as part of our rent payment under our lease. Because we control this property and retain substantially all of the economic benefits and risks associated with it, we consolidate this property, its operations and this mortgage note.

On November 27, 2006, we redeemed all 5,400,000 outstanding shares of our 8.5% Series B Cumulative Redeemable Preferred Shares, no par value. The Series B Preferred Shares were redeemed at their redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date of approximately $0.16 per share, for an aggregate redemption price of approximately $25.16 per share or $135.9 million in total. Dividends on the Series B Preferred Shares ceased to accrue on November 27, 2006. The redemption also resulted in a deemed dividend of $4.8 million for the difference between the redemption amount and carrying cost.

On December 1, 2006, we issued $135.0 million of fixed rate notes, which mature on December 1, 2013 and bear interest at 5.4%. Our net proceeds from these note offerings after underwriting fees were $134.2 million. The proceeds were used for general corporate purposes, including repaying amounts outstanding under our revolving credit facility.

Outlook

General

We anticipate our 2007 income from continuing operations to grow in comparison to our 2006 income from continuing operations. We expect this income growth primarily to be generated by a combination of the following:

•	increased earnings in our same center portfolio and from properties under redevelopment; and

•	increased earnings as we expand our portfolio through property acquisitions.

On November 6, 2006, we announced a regular quarterly cash dividend of $0.575 per share on our common shares, resulting in an indicated annual rate of $2.30 per share. The regular common dividend was payable on January 16, 2007, to common shareholders of record as of January 2, 2007.

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces as leases on these spaces expire. We anticipate investments in redevelopment projects of approximately $109 million and $97 million to stabilize in 2007 and 2008, respectively. As redevelopment properties are completed, spaces that were out of service begin generating revenue; in addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases. For example, many of the leases with rents commencing in 2006 were signed in 2005 or earlier, and leases signed in 2004, 2005 and 2006 on spaces for which there was a previous tenant have on average been renewed at double digit base rent increases. On spaces where the tenant leases are expiring in 2007, our analysis of current market rents as compared to rents on the existing leases leads us to expect that, on average, the base rents in new leases will have double-digit weighted average increases over the base rents currently in place.

At December 31, 2006 the leasable square feet in our shopping centers was 95.4% occupied and 96.5% leased. The leased rate is higher than the occupied rate due to spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy percentage and leased percentage increased from 93.9% and 96.3%, respectively at December 31, 2005, to 95.6% and 97.3%, respectively, at September 30, 2006. However, our occupancy percentage and leased percentage decreased as of December 31, 2006 due to 93,000 square feet vacated as a result of the Chapter 7 liquidation of Tower Records and Storehouse Furniture. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

Santana Row

Santana Row, located in San Jose, California, includes approximately 563,000 square feet of retail space, 295 residential rental units, and a ground lease to a 213-room hotel. The 295 residential units include 259 residential units delivered in 2005 and 2006 plus 36 pre-existing residential units. The 295 residential rental units do not include 219 units that have been sold as condominiums. Our total investment in Santana Row, excluding future phases, is approximately $431 million (which includes the 563,000 square feet of retail space, the 295 residential rental units, the related common areas and infrastructure and $13 million invested in restaurant ventures) net of insurance proceeds received related to the 2002 fire and proceeds from the sale of the 219 residential units.

We are developing a master plan for the remaining parcels at Santana Row which comprise approximately 13.4 acres of land. Our remaining entitlements consist of approximately 135,000 square feet of retail space, 897 residential units and either a 191-room hotel or an additional 190 residential units. We are evaluating the feasibility of utilizing these entitlements in future development at Santana Row but there is no guaranty that we will ultimately pursue or complete any part of the development of the remaining parcels.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

			Change
	2006	2005	(Dollars)	%Change
	(Dollar amounts in thousands)
Rental income	$438,201	$393,548	$44,653	11.3%
Other property income	7,726	9,551	(1,825)	-19.1%
Mortgage interest income	5,095	5,370	(275)	-5.1%

Total property revenues	451,022	408,469	42,553	10.4%

Rental expenses	88,130	84,736	3,394	4.0%
Real estate taxes	44,898	39,372	5,526	14.0%

Total property expenses	133,028	124,108	8,920	7.2%

Property operating income	317,994	284,361	33,633	11.8%
Other interest income	2,545	2,215	330	14.9%
Income from real estate partnership	656	493	163	33.1%
Interest expense	(102,808)	(88,566)	(14,242)	16.1%
General and administrative expense	(21,340)	(19,909)	(1,431)	7.2%
Depreciation and amortization	(97,618)	(88,927)	(8,691)	9.8%

Total other, net	(218,565)	(194,694)	(23,871)	12.3%

Income from continuing operations before minority interests	99,429	89,667	9,762	10.9%
Minority interests	(4,353)	(5,234)	881	-16.8%
Loss from discontinued operations	(320)	(569)	249	-43.8%
Gain on sale of real estate	23,956	30,748	(6,792)	-22.1%

Net income	$118,712	$114,612	$4,100	3.6%

Same Center

Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant development, redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. Santana Row is considered under development in 2006, 2005 and 2004 and as such is excluded from same-center results.

Property Revenues

Total property revenue increased $42.6 million, or 10.4%, to $451.0 million in 2006 compared to $408.5 million in 2005. The percentage leased at our shopping centers increased to 96.5% at December 31, 2006 compared to 96.3% at December 31, 2005 as the square feet for new leases signed at existing properties exceeded the square footage vacated in 2006, including the 93,000 square feet vacated in the fourth quarter of 2006 as a result of the Chapter 7 liquidation of Tower Records and Storehouse Furniture. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $44.7 million, or 11.3%, to $438.2 million in 2006 compared to $393.5 million in 2005, due primarily to the following:

•	an increase of $20.2 million attributable to properties acquired in 2006 and 2005,

•	an increase of $11.8 million at same-center properties due to increased rental rates on new leases and increased occupancy,

•	an increase of $7.1 million at redevelopment properties due to increased occupancy and increased rental rates on new leases, and

•	an increase of $6.5 million at Santana Row due primarily to leasing newly constructed residential rental units, increased rental rates on new retail leases, and increased occupancy.

Other Property Income

Other property income decreased $1.8 million, or 19.1%, to $7.7 million in 2006 compared to $9.6 million in 2005. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. In 2006, the decrease is primarily due to a $1.9 million decrease in lease termination fees.

Mortgage Interest Income

Mortgage interest income decreased $0.3 million, or 5.1%, to $5.1 million in 2006 compared to $5.4 million in 2005. The decrease is primarily due to the following:

•

a decrease of $0.4 million resulting from an amendment to our mortgage note receivable secured by a hotel in San Jose, California, executed on August 4, 2006, which decreased the interest rate from 14% to 9% per annum;

•	a decrease of $0.3 million related to the pay-off of a $5.9 million mortgage note receivable in August 23, 2005;

partially offset by

•	an increase of $0.3 million related to higher participating interest.

Property Expenses

Total property operating expenses increased $8.9 million, or 7.2%, to $133.0 million in 2006 compared to $124.1 million in 2005. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $3.4 million, or 4.0%, to $88.1 million in 2006 compared to $84.7 million in 2005. This increase is due primarily to the following:

•	an increase of $3.2 million, attributable to properties acquired in 2006 and 2005,

•

an increase of $2.5 million at Santana Row due primarily to higher repair and maintenance expenses and common area costs associated with the newly constructed residential rental units placed into service,

•	an increase of $1.7 million in repairs and maintenance, excluding snow removal, at same-center and redevelopment properties, and

•	an increase of $0.9 million in utilities at same-center and redevelopment properties,

partially offset by

•	a decrease of $3.0 million due to lower snow removal costs at same-center and redevelopment properties, and

•	a decrease of $2.0 million due to lower bad debt expense at same-center and redevelopment properties.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income decreased to 19.8% in 2006 from 21.0% in 2005.

Real Estate Taxes

Real estate tax expense increased $5.5 million, or 14.0%, to $44.9 million in 2006 compared to $39.4 million in 2005. This increase is due to the following:

•	an increase of $2.7 million, attributable to properties acquired in 2006 and 2005;

•

an increase of $2.1 million at Santana Row due primarily to higher assessments and a change in estimated real estate taxes recorded in June 2005. This change in estimate resulted from receiving final real estate tax assessments that decreased our real estate taxes for retail real estate and increased our real estate taxes for residential units at Santana Row by $1.1 million in 2005. The related residential units impacted by this change in estimate were sold as condominiums and therefore, the increase in residential real estate taxes is included in discontinued operations as discussed below; and

•	an increase of $0.6 million, due to higher assessments at same-center properties.

Property Operating Income

Property operating income increased $33.6 million, or 11.8%, to $318.0 million in 2006 compared to $284.4 million in 2005. This increase is due primarily to the following:

•	earnings attributable to properties acquired in 2005 and 2006,

•	growth in same-center earnings, and

•	growth in earnings at redevelopment properties and Santana Row.

Other

Interest Expense

Interest expense increased $14.2 million, or 16.1%, to $102.8 million in 2006 compared to $88.6 million in 2005. This increase is primarily due to the following:

•	an increase of $8.5 million due to higher borrowings to finance our acquisitions,

•	an increase of $3.0 million due to higher interest rates on certain borrowings,

•	an increase of $1.6 million due to a decrease in capitalized interest, and

•	an increase of $1.0 million due to an increase in participation on capital leases.

Gross interest costs were $106.9 million and $94.2 million in 2006 and 2005, respectively. Capitalized interest amounted to $4.1 million and $5.7 million in 2006 and 2005, respectively. Capitalized interest decreased due primarily to placing the newly constructed residential rental units at Santana Row and retail development at Assembly Square into service partially offset by capitalized interest related to construction at Linden Square which was acquired in 2006.

General and Administrative Expense

General and administrative expense increased $1.4 million, or 7.2%, to $21.3 million in 2006 compared to $19.9 million in 2005. This is primarily due to an increase in compensation (including increased grant expense under SFAS No. 123(R)) being partially offset by an increase in compensation capitalized as a result of increased leasing and redevelopment activities.

Depreciation and Amortization

Depreciation and amortization expense increased $8.7 million, or 9.8%, to $97.6 million in 2006 from $88.9 million in 2005. This increase is due primarily to depreciation on acquired properties, improvements at same-center properties and placing into service the newly constructed residential rental units at Santana Row, and retail development at Assembly Square.

Minority Interests

Income to minority partners decreased $0.9 million, or 16.8% to $4.4 million in 2006 from $5.2 million in 2005. This decrease is due primarily to a decrease in earnings at a property under redevelopment which is held in a non-wholly owned partnership, and a decrease in operating units held by partners in certain of our “downREIT” partnerships.

Loss from Discontinued Operations

Loss from discontinued operations represents the operating loss of properties that have been disposed, and is required to be reported separately from results of ongoing operations. The reported operating loss of $0.3 million and $0.6 million in 2006 and 2005, respectively, represent the operating loss for the period during which we owned properties sold in 2006 and 2005, respectively. The loss for 2005 includes an unfavorable change in estimated real estate taxes recorded in June 2005 for the residential units sold as condominiums at Santana Row. This change in estimate resulted from receiving final real estate tax assessments for the condominiums sold at Santana Row that were greater than our estimated accrual.

Gain on Sale of Real Estate

The gain on sale of real estate decreased $6.8 million to $24.0 million in 2006 compared to $30.7 million in 2005. All of the properties sold in 2006 (Greenlawn Plaza and condominiums at Santana Row) and in 2005 (properties in Tempe, Arizona; Winter Park, Florida; Shaw’s Plaza in Carver, Massachusetts and condominiums at Santana Row) resulted in gains.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

			Change
	2005	2004	(Dollars)	% Change
	(Dollar amounts in thousands)
Rental income	$393,548	$368,299	$25,249	6.9%
Other property income	9,551	10,398	(847)	-8.1%
Mortgage interest income	5,370	4,915	455	9.3%

Total property revenues	408,469	383,612	24,857	6.5%

Rental expenses	84,736	89,940	(5,204)	-5.8%
Real estate taxes	39,372	37,351	2,021	5.4%

Total property expenses	124,108	127,291	(3,183)	-2.5%

Property operating income	284,361	256,321	28,040	10.9%
Other interest income	2,215	1,504	711	47.3%
Income from real estate partnership	493	205	288	140.5%
Interest expense	(88,566)	(85,058)	(3,508)	4.1%
General and administrative expense	(19,909)	(18,164)	(1,745)	9.6%
Depreciation and amortization	(88,927)	(86,597)	(2,330)	2.7%

Total other, net	(194,694)	(188,110)	(6,584)	3.5%

Income from continuing operations before minority interests	89,667	68,211	21,456	31.5%
Minority interests	(5,234)	(4,170)	(1,064)	25.5%
Income (loss) from discontinued operations	(569)	6,063	(6,632)	-109.4%
Gain on sale of real estate	30,748	14,052	16,696	118.8%

Net income	$114,612	$84,156	$30,456	36.2%

Property Revenues

Total property revenues increased $24.9 million, or 6.5%, to $408.5 million in 2005 compared to $383.6 million in 2004. The percentage leased at our commercial properties increased to 96.3% at December 31, 2005 compared to 95.1% at December 31, 2004 due primarily to new leases signed at existing properties. Changes in the components of property revenue are discussed below.

Rental income

Rental income consists primarily of minimum rent, cost recoveries from tenants, and percentage rent. Rental income increased $25.2 million, or 6.9%, to $393.5 million in 2005 compared to $368.3 million in 2004. This increase is due primarily to the following:

•	on a same center basis, an increase of $10.3 million due mainly to increased rental rates on new leases and increased occupancy,

•	an increase of $8.9 million at redevelopment properties and Santana Row due primarily to increased occupancy, and

•	an increase of $7.7 million attributable to the properties acquired in 2005 and 2004, primarily Westgate Mall and Assembly Square/Sturtevant Street,

partially offset by

•	a decrease of approximately $3.1 million related to income recognized in 2004 attributable to proceeds from the Santana Row fire insurance settlement.

Other Property Income

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

Mortgage Interest Income

Interest on mortgage notes receivable increased $0.5 million, or 9.3%, to $5.4 million in 2005 compared to $4.9 million in 2004. This increase is due primarily to an increase in the weighted average effective interest rate on notes outstanding.

Property Expenses

Total property operating expenses decreased $3.2 million, or 2.5%, to $124.1 million in 2005 compared to $127.3 million in 2004. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses decreased $5.2 million, or 5.8%, to $84.7 million in 2005 compared to $89.9 million in 2004. This decrease is primarily due to the following:

•	a decrease of $4.5 million due to lower bad debt expense and insurance premiums, and

•	a decrease of $2.0 million due to lower write-offs of fixed assets and deferred lease costs related primarily to early lease terminations,

partially offset by

•	an increase of $1.7 million in maintenance expense at same center properties due primarily to higher snow removal costs in the East region, and

•	an increase of $1.2 million in expenses attributable to the additional properties acquired during 2005 and 2004.

As a result of these changes in rental expenses, rental income and other property income, rental expense as a percentage of rental income plus other property income decreased from 23.7% in 2004 to 21.0% in 2005.

Real Estate Taxes

Real estate tax expense increased $2.0 million, or 5.4%, to $39.4 million in 2005 compared to $37.4 million in 2004. This increase in 2005 is due largely to increased taxes of $1.5 million attributable to acquired properties and higher tax assessments for our properties.

Property Operating Income

Property operating income increased $28.0 million, or 10.9%, to $284.4 million in 2005 compared to $256.3 million in 2004. Income recognized from fire insurance proceeds attributable to rental income lost at Santana Row due to the August 2002 fire amounted to approximately $3.1 million in 2004 and was insignificant in 2005. Excluding these proceeds, property operating income increased $31.1 million.

This increase is due primarily to the following:

•	growth in same center earnings,

•	growth in Santana Row earnings due to higher rental income and lower operating expenses,

•	growth at redevelopment properties where occupancy has increased, and

•	earnings attributable to our 2005 and 2004 acquisitions.

Other

Other Interest Income

Other interest income increased $0.7 million to $2.2 million in 2005 compared to $1.5 million in 2004. This increase is due primarily to non-recurring additional interest income from the early pay-off of a $7.5 million note receivable in June 2005.

Interest Expense

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

General and Administrative Expense

General and administrative expenses increased by $1.7 million, or 9.6%, to $19.9 million in 2005 compared to $18.2 million in 2004. This increase resulted primarily from increased compensation.

Depreciation and Amortization

Depreciation and amortization expense increased $2.3 million, or 2.7%, to $88.9 million in 2005 compared to $86.6 million in 2004. This increase is primarily due to depreciation and amortization on properties acquired.

Minority Interests

Income to minority partners increased $1.1 million to $5.2 million in 2005 compared to $4.2 million in 2004. This is the result of increased earnings at majority-owned real estate partnerships partially offset by a decrease in the interest held by the minority partners.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations represents the operating loss or income of properties that have been disposed, which is required to be reported separately from results of ongoing operations. The reported loss of $0.6 million and income of $6.1 million in 2005 and 2004, respectively, represents the operating (loss) income for the period during which we owned the properties sold in 2005 and 2004.

Gain on Sale of Real Estate

The gain on sale of real estate increased $16.7 million to $30.7 million in 2005 compared to $14.1 million in 2004. Each of the properties sold in 2005 (properties in Tempe, Arizona; Winter Park, Florida; Shaw’s Plaza in Carver, Massachusetts and condominiums at Santana Row) and 2004 (land parcels at Village at Shirlington, Magruders Center, Plaza del Mercado and properties in West Hartford and Avon, Connecticut) resulted in a gain.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of regional directors, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following selected key segment data is presented for 2006, 2005 and 2004. The results of properties classified as discontinued operations have been excluded from rental income, total revenue, and property operating income from the following table.

	2006	2005	2004
	(Dollars in thousands)
East
Rental income	$340,968	$310,063	$293,291
Total revenue	$348,894	$317,044	$300,012
Property operating income(1)	$252,425	$226,086	$207,940
Property operating income as a percent of total revenue	72.4%	71.3%	69.3%
Total assets	$1,725,790	$1,368,925	$1,264,135
Gross leasable square feet	16,195	14,941	14,482
West
Rental income	$97,233	$83,485	$75,008
Total revenue	$102,128	$91,425	$83,600
Property operating income(1)	$65,569	$58,275	$48,381
Property operating income as a percent of total revenue	64.2%	63.7%	57.9%
Total assets	$876,400	$908,621	$911,136
Gross leasable square feet	2,605	2,610	2,408

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

The East region extends roughly from New England south through metropolitan Washington, D.C. and further south through Virginia and North Carolina. This region also includes several properties in Illinois and Michigan. As of December 31, 2006, the East region consisted of 78 properties (including our one apartment complex) and was 96.9% leased.

Total revenue in our East region increased $31.9 million, or 10.0%, in 2006 and $17.0 million, or 5.7%, in 2005. These increases are primarily attributable to acquisitions and increased rental rates and occupancy. Growth in total revenue attributable to acquisitions was $15.0 million in 2006 and $3.1 million in 2005. The percentage leased was 97%, 97% and 96% at December 31, 2006, 2005, and 2004, respectively. The ratio of property operating income to total revenue was 72.4%, 71.3% and 69.3% in 2006, 2005 and 2004, respectively. The improvement in this ratio has primarily resulted from increased rental rates, increased occupancy and lower bad debt expense.

West

The West region extends from Texas to the West Coast. As of December 31, 2006, the West region consisted of 34 properties, including Santana Row, and was 93.8% leased.

Total revenue in our West region increased $10.7 million, or 11.7%, in 2006 and $7.8 million, or 9.4%, in 2005. These increases are primarily attributable to growth in total revenue at Santana Row as additional phases were brought into service, and acquisitions. These increases in rental revenue were partially offset by decreases in fire insurance proceeds of $3.1 million and $5.0 million in 2005 and 2004, respectively. The insurance proceeds were included in rental income as they relate largely to lost rents on delayed openings of the residential and retail units and rental concessions to tenants due to the August 2002 fire at Santana Row. Growth in total revenue attributable to acquisitions was $5.3 million and $4.5 million in 2006 and 2005, respectively. The percentage leased was 94%, 94% and 93% at December 31, 2006, 2005, and 2004, respectively. The ratio of property operating income to total revenue was 64.2%, 63.7% and 57.9% in 2006, 2005 and 2004, respectively. The improvement in this ratio in 2005 is due primarily to increased occupancy at Santana Row and decreased operating expenses resulting from leasing, marketing and other start-up activities related to Santana Row.

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

We expect that returns on investment in our West region will continue to rise over time, but that they will not necessarily rise to the same level of overall returns that are generated in our East region because of the lower historical basis in our East Coast properties.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we generally generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our shareholders in the form of dividends. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our REIT taxable income.

Our short-term liquidity requirements consist primarily of obligations under our capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring expenditures, non-recurring expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders, if any. Overall capital requirements in 2007 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of future phases of existing properties.

Our long-term capital requirements consist primarily of maturities under our long-term debt, development and redevelopment costs and potential acquisitions. We expect to fund these through a combination of sources which we believe will be available to us, including additional and replacement unsecured and secured borrowings, issuance of additional equity, joint venture relationships relating to existing properties or new acquisitions, and property dispositions.

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

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. We may, from time to time, seek to obtain funds by the following means:

•	additional equity offerings,

•	unsecured debt financing and/or mortgage financings, and

•	other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative debt structure.

The following factors could affect our ability to meet our liquidity requirements:

•	we may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	restrictions in our debt instruments or preferred stock equity may prohibit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Cash and cash equivalents were $11.5 million and $8.6 million at December 31, 2006 and December 31, 2005, respectively. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300.0 million unsecured revolving credit facility that matures July 28, 2010, subject to a one-year extension at our option. We intend to utilize our revolving credit facility to finance the initial acquisition of properties and meet other short-term working capital requirements.

Summary of Cash Flows for 2006 and 2005

	Year Ended December 31,
	2006	2005
	(In thousands)
Cash provided by operating activities	$184,401	$174,941
Cash used in investing activities	(317,429)	(152,730)
Cash provided by (used in) financing activities	135,884	(44,047)

Increase (decrease) in cash and cash equivalents	2,856	(21,836)
Cash and cash equivalents, beginning of year	8,639	30,475

Cash and cash equivalents, end of year	$11,495	$8,639

Net cash provided by operating activities increased by $9.5 million to $184.4 million during the year ended December 31, 2006 from $174.9 million during the year ended December 31, 2005. The increase was primarily attributable to:

•	$12.0 million higher net income before gain on sale of real estate, depreciation and amortization, and minority interest;

partially offset by

•	$2.5 million increased use of cash for working capital due mainly to higher prepaid and other asset balances.

Net cash used in investing activities increased approximately $164.7 million to $317.4 million during the year ended December 31, 2006 from $152.7 million during the year ended December 31, 2005. The increase was primarily attributable to:

•	$170.1 million increase in acquisitions of real estate;

•	$30.8 million decrease in proceeds from the sale of real estate;

•	$9.5 million decreased cash from net payoff of mortgage and other note receivables; and

•	$4.9 million capital contribution to a real estate partnership;

partially offset by

•	$50.0 million decrease in capital expenditures primarily due to a decrease in development and redevelopment activities.

Net cash provided by financing activities increased approximately $179.9 million to $135.9 million provided during the year ended December 31, 2006 from $44.0 million used during the year ended December 31, 2005. The increase was primarily attributable to:

•	$385.9 million increase in net proceeds from the issuance of senior debentures;

•	$150.0 million in net proceeds from the issuance of note payable;

•	$147.0 million in net proceeds from the issuance of common shares in a public offering; and

•	$43.0 million decrease in net payments on our revolving credit facility;

partially offset by

•	$401.0 million increase in repayment of mortgages, capital leases and notes payable;

•	$135.0 million redemption of Series B preferred shares; and

•	$9.3 million increase in dividends paid to common and preferred shareholders.

Off-Balance Sheet Arrangements

Other than the restaurants and joint venture funding commitments described in the next paragraph and items disclosed in the Contractual Commitments Table below, we have no off-balance sheet arrangements as of December 31, 2006 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We are restaurant joint venture partners in eight restaurants at Santana Row. Our investment balance in the restaurant joint ventures was approximately $8.6 million and $6.8 million at December 31, 2006 and 2005, respectively. Our equity in earnings from the restaurant joint ventures was $1.5 million, $1.3 million and $1.1 million in 2006, 2005 and 2004, respectively.

In July 2004, we entered into a joint venture arrangement by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored, shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $37 million and $86 million, respectively, of equity capital to acquire properties. No assurances can be made that we will identify properties that meet the acquisition requirements of the Partnership. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. In 2004, the Partnership acquired four shopping centers in the East for $75.8 million, and in 2006, the Partnership acquired an additional two shopping centers in the East for $45.5 million. We account for our interest in the partnership using the equity method. In total, at December 31, 2006, the Partnership had $77.4 million of mortgage notes outstanding.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2006:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Current and long-term debt	$1,545,097	$154,997	$200,417	$222,839	$966,844
Capital lease obligations, principal only	149,361	1,315	3,245	3,869	140,932
Operating leases	280,789	4,598	9,113	9,111	257,967
Real estate commitments	129,019	69,019	—	—	60,000
Development and redevelopment obligations	98,252	88,739	9,513	—	—

Total contractual cash obligations	$2,202,518	$318,668	$222,288	$235,819	$1,425,743

In addition to the amounts set forth in the table above, the following potential commitments exist:

(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2006, our estimated maximum liability upon exercise of the put option would range from approximately $40 million to $45 million.

(b) Under the terms of two other partnerships which own properties in southern California with a cost of approximately $38 million, if certain leasing and revenue levels are obtained for the properties owned by the partnerships, the other partners may require us to purchase their partnership interests at a formula price based upon property operating income. The purchase price for one of the partnerships will be paid in cash and the purchase price for the other partnership will be paid using our common shares or, subject to certain conditions, cash. In those partnerships, if the other partners do not redeem their interests, we may choose to purchase the limited partnership interests upon the same terms.

(c) Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. As of December 31, 2006, we have funded approximately $1.3 million related to this obligation. In anticipation of further shortfalls of incremental tax revenues to the City, we have accrued approximately $0.3 million as of December 31, 2006 to cover additional payments we may be obligated to make as part of the project costs.

(d) Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2006, a total of 377,210 operating units are outstanding.

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

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of December 31, 2006:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2006	Interest Rate as of December 31, 2006	Maturity Date
	(Dollars in thousands)
Mortgage loans(1)
Secured fixed rate
Leesburg Plaza	$9,900	$9,760	6.510%	October 1, 2008
164 E. Houston Street	345	98	7.500%	October 6, 2008
Mercer Mall	Acquired	4,512	8.375%	April 1, 2009
Federal Plaza	36,500	34,192	6.750%	June 1, 2011
Tysons Station	7,000	6,366	7.400%	September 1, 2011
Crow Canyon	Acquired	21,945	5.400%	August 11, 2013
Melville Mall(2)	Acquired	25,702	5.250%	September 1, 2014
Barracks Road	44,300	42,614	7.950%	November 1, 2015
Hauppauge	16,700	16,065	7.950%	November 1, 2015
Lawrence Park	31,400	30,205	7.950%	November 1, 2015
Wildwood	27,600	26,550	7.950%	November 1, 2015
Wynnewood	32,000	30,782	7.950%	November 1, 2015
Brick Plaza	33,000	31,631	7.415%	November 1, 2015
Mount Vernon(3)	13,250	12,268	5.660%	April 15, 2028
Bath	Acquired	9,999	7.130%	July 1, 2028
Chelsea	Acquired	8,384	5.360%	January 15, 2031

Subtotal		311,073
Net unamortized mortgage discount		(36)

Total mortgage loans		311,037

Notes payable
Unsecured fixed rate
Perring Plaza renovation	3,087	1,624	10.000%	January 31, 2013
Unsecured variable rate
Revolving credit facilities(4)	300,000	98,000	LIBOR + 0.425%	July 27, 2010
Escondido (Municipal bonds)(5)	9,400	9,400	3.760%	October 1, 2016

Total notes payable		109,024

Senior notes and debentures
Unsecured fixed rate
6.125% notes(6)	150,000	150,000	6.325%	November 15, 2007
8.75% notes	175,000	175,000	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures(7)	50,000	50,000	7.480%	August 15, 2026
6.82% medium term notes(8)	$40,000	40,000	6.820%	August 1, 2027

Subtotal		1,125,000
Unamortized net premium		2,508

Total senior notes and debentures		1,127,508

Capital lease obligations
Various		149,361	Various	Various through 2077

Total debt and capital lease obligations		$1,696,930

(1)	Mortgage loans do not include our 30% share ($23.2 million) of the $77.4 million debt of the partnership with Clarion Lion Properties Fund.
(2)	The Trust acquired control of Melville Mall through a 20-year master lease and secondary financing. Because the Trust controls this property and retains substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not a legal obligation of the Trust.
(3)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

(4)	The revolving credit facility offers a one-year extension option. The maximum amount drawn under the facility during 2006 was $297.0 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.6% for the year ended December 31, 2006.
(5)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
(6)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.
(7)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.
(8)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2006, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of December 31, 2006 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

	Secured	Capital Leases	Unsecured		Total
	(In thousands)
2007	$4,793	$1,315	$150,204		$156,312
2008	14,968	1,523	226		16,717
2009	9,973	1,722	175,250		186,945
2010	6,016	1,860	98,275	(1)	106,151	(1)
2011	43,244	2,009	75,304		120,557	(3)
2012 and thereafter(2)	232,079	140,932	734,765		1,107,776	(3)

	$311,073	$149,361	$1,234,024		$1,694,458

Our organizational documents do not limit the level or amount of debt that we may incur.

(1)	Includes $98 million outstanding under our revolving credit facility.
(2)	Includes the Mount Vernon projected mortgage loan balance of $10.0 million as of April 15, 2013 that may be required to be paid on or after April 15, 2013. Amount also includes $90 million of unsecured debt that may be called by the holders beginning August 1, 2007 as to $40 million thereof and beginning August 15, 2008 as to $50 million thereof.
(3)	Total debt maturities differs from the total reported on the consolidated balance sheet due to unamortized discounts and premiums as of December 31, 2006.

Interest Rate Hedging

We enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in 2006, 2005 and 2004, and we do not anticipate it will have a significant effect in the future.

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

We also purchased an interest rate swap that terminated in March 2006, with a notional amount of $40.5 million upon issuance of our 6.99% Medium Term Notes, which reduced the effective interest rate from 6.99% to 6.894%.

REIT Qualification

We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to generally our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute 90% of our REIT taxable income to our shareholders.

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

An increase or decrease in FFO available for common shareholders does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis unless necessary for us to maintain REIT status. However, we must generally distribute 90% of our REIT taxable income to remain qualified as a REIT. Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Net income	$118,712	$114,612	$84,156
Gain on sale of real estate	(23,956)	(30,748)	(14,052)
Depreciation and amortization of real estate assets	88,649	82,752	81,649
Amortization of initial direct costs of leases	7,390	6,972	7,151
Depreciation of joint venture real estate assets	768	630	187

Funds from operations	191,563	174,218	159,091
Dividends on preferred stock	(10,423)	(11,475)	(11,475)
Income attributable to operating partnership units	748	801	1,055
Preferred stock redemption costs	(4,775)	—	—

Funds from operations available for common shareholders	$177,113	$163,544	$148,671

Weighted average number of common shares, diluted	54,351	53,469	52,257
Funds from operations available for common shareholders, per diluted share	$3.26	$3.06	$2.85

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

We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We were exposed to credit loss in the event of non-performance by the counter party to our interest rate swap used to fix the LIBOR portion of our $150 million term loan. The counterparty of this swap had a long-term debt rating of “A” by Standard and Poor’s Rating Service and “A1” by Moody’s Investor Service. As of December 31, 2006, we were not party to any open derivative financial instruments.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2028 or through 2077 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. Interest rate fluctuations may affect the fair value of our fixed rate debt instruments, however. At December 31, 2006 we had $1.4 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at December 31, 2006 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $73.2 million. If interest rates on our fixed-rate debt instruments at December 31, 2006 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $83.4 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2006, we had $107.4 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased by 1.0% our annual interest expense would increase by approximately $1.1 million, and our net income and cash flows for the year would decrease by approximately $1.1 million. Conversely, if interest rates decreased by 1.0%, our annual interest expense would decrease by approximately $1.1 million, and our net income and cash flows for the year would increase by approximately $1.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Quarterly Assessment

We carried out an assessment as of December 31, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.

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

Statement of Our Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Trust’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”).

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.) The tables and narrative in the Proxy Statement identifying our Trustees and Board committees under the caption “Election of Trustees” and “Corporate Governance” and the section of the Proxy Statement entitled “Executive Officers” are incorporated herein by reference.

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

The sections of the Proxy Statement entitled “Summary Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Trustee Compensation” and “Compensation Discussion and Analysis” are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The sections of the Proxy Statement entitled “Share Ownership” and “Equity Compensation Plan Information” are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

The sections of the Proxy Statement entitled “Certain Relationship and Related Transactions” and “Independence of Trustees” are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of the Proxy Statement entitled “Ratification of Independent Registered Public Accounting Firm” and “Relationship with Independent Registered Public Accounting Firm” are incorporated herein by reference.

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

(b) See Exhibit Index

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 27 day of February, 2007.

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

Signature	Title	Date

/s/ DONALD C. WOOD Donald C. Wood	Chief Executive Officer, Trustee (Principal Executive Officer)	February 27, 2007

/s/ LARRY E. FINGER Larry E. Finger	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 27, 2007

/s/ JOSEPH S. VASSALLUZZO Joseph S. Vassalluzzo	Non-Executive Chairman	February 27, 2007

/s/ JON E. BORTZ Jon Bortz	Trustee	February 27, 2007

/s/ DAVID W. FAEDER David W. Faeder	Trustee	February 27, 2007

/s/ KRISTIN GAMBLE Kristin Gamble	Trustee	February 27, 2007

/s/ WALTER F. LOEB Walter F. Loeb	Trustee	February 27, 2007

/s/ GAIL P. STEINEL Gail P. Steinel	Trustee	February 27, 2007

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

Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective based on those criteria, as of the end of our most recent fiscal year.

Our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page F-3.

Report Of Independent Registered Public Accounting Firm

Trustees and shareholders of Federal Realty Investment Trust

We have audited management’s assessment, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting, that Federal Realty Investment Trust (a Maryland real estate investment trust) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (the Trust) as of December 31, 2006 and 2005, and the related consolidated statements of operations, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 26, 2007

Report Of Independent Registered Public Accounting Firm

Trustees and shareholders of Federal Realty Investment Trust

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (the Trust) as of December 31, 2006 and 2005, and the related consolidated statements of operations, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2007 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 26, 2007

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)
ASSETS
Real estate, at cost
Operating	$3,104,484	$2,731,694
Construction-in-progress	99,774	50,593
Discontinued operations	—	47,034

	3,204,258	2,829,321
Less accumulated depreciation and amortization	(740,507)	(663,750)

Net real estate	2,463,751	2,165,571
Cash and cash equivalents	11,495	8,639
Accounts and notes receivable	47,493	38,161
Mortgage notes receivable	40,756	40,531
Investment in real estate partnership	10,322	9,375
Prepaid expenses and other assets	106,172	83,168
Debt issuance costs, net of accumulated amortization of $7,474 and $7,592, respectively	8,617	5,407

TOTAL ASSETS	$2,688,606	$2,350,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$311,037	$270,898
Obligations under capital leases	149,361	148,815
Notes payable	109,024	316,755
Senior notes and debentures	1,127,508	653,675
Accounts payable and accrued expenses	97,727	88,089
Dividends payable	31,809	31,268
Security deposits payable	10,126	8,807
Other liabilities and deferred credits	45,745	38,505

Total liabilities	1,882,337	1,556,812
Minority interests	22,191	19,193
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
8.5% Series B Cumulative Redeemable Preferred Shares, (stated at liquidation preference $25 per share), 0 and 5,400,000 shares, respectively	—	135,000
Common shares, $.01 par, 100,000,000 shares authorized, 56,805,816 and 54,371,057 issued, respectively	568	544
Additional paid in capital	1,281,217	1,114,732
Accumulated dividends in excess of net income	(467,369)	(437,817)
Treasury shares at cost, 1,485,279 and 1,480,360 respectively	(28,807)	(28,794)
Deferred compensation on restricted shares	—	(9,704)
Notes receivable from issuance of common shares	(1,531)	(1,792)
Accumulated other comprehensive income	—	2,678

Total shareholders’ equity	784,078	774,847

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,688,606	$2,350,852

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
REVENUE
Rental income	$438,201	$393,548	$368,299
Other property income	7,726	9,551	10,398
Mortgage interest income	5,095	5,370	4,915

	451,022	408,469	383,612

EXPENSES
Rental	88,130	84,736	89,940
Real estate taxes	44,898	39,372	37,351
General and administrative	21,340	19,909	18,164
Depreciation and amortization	97,618	88,927	86,597

	251,986	232,944	232,052

OPERATING INCOME	199,036	175,525	151,560
Other interest income	2,545	2,215	1,504
Interest expense	(102,808)	(88,566)	(85,058)
Income from real estate partnership	656	493	205
Minority interests	(4,353)	(5,234)	(4,170)

INCOME FROM CONTINUING OPERATIONS	95,076	84,433	64,041
DISCONTINUED OPERATIONS
(Loss) income from discontinued operations	(320)	(569)	6,063
Gain on sale of real estate, net of taxes	23,956	30,748	14,052

Results from discontinued operations	23,636	30,179	20,115

NET INCOME	118,712	114,612	84,156
Dividends on preferred stock	(10,423)	(11,475)	(11,475)
Preferred stock redemption costs	(4,775)	—	—

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$103,514	$103,137	$72,681

EARNINGS PER COMMON SHARE, BASIC
Income from continuing operations available for common shareholders	$1.50	$1.39	$1.03
(Loss) income from discontinued operations	(0.01)	(0.01)	0.12
Gain on sale of real estate	0.45	0.58	0.27

	$1.94	$1.96	$1.42

Weighted average number of common shares, basic	53,469	52,533	51,008

EARNINGS PER COMMON SHARE, DILUTED
Income from continuing operations available for common shareholders	$1.48	$1.37	$1.02
(Loss) income from discontinued operations	(0.01)	(0.01)	0.12
Gain on sale of real estate	0.45	0.58	0.27

	$1.92	$1.94	$1.41

Weighted average number of common shares, diluted	53,962	53,050	51,547

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2006			2005			2004
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital
	(In thousands, except share data)
Common shares
Balance, beginning of year	54,371,057	$544	$1,114,732	53,616,827	$536	$1,108,213	50,670,851	$507	$980,227
Cumulative effect of change in accounting principle	—	—	(6,416)	—	—	—	—	—	—
Exercise of stock options	266,579	2	8,843	409,920	4	10,947	348,888	3	8,586
Shares issued under dividend reinvestment plan	44,077	—	3,101	62,579	1	3,424	82,391	1	3,439
Grants of common shares	—	—	—	78,591	1	4,061	84,617	1	3,632
Share-based compensation expense (SFAS No. 123 (R)	84,217	1	6,490
Reclassification for preferred stock redemption	—	—	4,775	—	—	—	—	—	—
Issuance of shares in public offering	2,002,670	20	149,077	—	—	—	2,186,749	22	99,011
Conversion and redemption of OP units	37,216	1	615	203,140	2	(12,806)	203,130	2	8,686
Shares issued to purchase partnership interests	—	—	—	—	—	—	40,201	—	1,862
Deferred stock compensation associated with variable accounting (APB No. 25)	—	—	—	—	—	893	—	—	2,770

Balance, end of year	56,805,816	$568	$1,281,217	54,371,057	$544	$1,114,732	53,616,827	$536	$1,108,213

Accumulated dividends in excess of net income
Balance, beginning of year		$(437,817)			$(416,026)			$(386,738)
Net income		118,712			114,612			84,156
Dividends declared to common shareholders		(133,066)			(124,928)			(101,969)
Preferred share dividends		(10,423)			(11,475)			(11,475)
Preferred share redemption costs		(4,775)			—			—

Balance, end of year		$(467,369)			$(437,817)			$(416,026)

Treasury shares
Balance, beginning of year	(1,480,360)	$(28,794)		(1,480,202)	$(28,786)		(1,470,275)	$(28,445)
Unvested shares forfeited	(4,919)	(13)		(158)	(8)		(9,927)	(341)

Balance, end of year	(1,485,279)	$(28,807)		(1,480,360)	$(28,794)		(1,480,202)	$(28,786)

Deferred compensation on unvested shares
Balance, beginning of year		$(9,704)			$(8,641)			$(5,474)
Cumulative effect of change in accounting principle		9,704
Shares issued, net of forfeitures		—			(3,494)			(3,099)
Vesting of shares		—			2,431			(68)

Balance, end of year		$—			$(9,704)			$(8,641)

Notes receivable from issuance of common shares
Balance, beginning of year		$(1,792)			$(2,083)			$(3,615)
Loans issued		—			—			(411)
Loans paid		261			291			1,943

Balance, end of year		$(1,531)			$(1,792)			$(2,083)

Accumulated other comprehensive income (loss)
Balance, beginning of year		$2,678			$2,321			$(87)
Change due to recognizing gain on securities		—			60			27
Change in valuation on interest rate swaps		(1,493)			297			2,381
Change due to termination of hedge relationship (included in income)		(1,185)			—			—

Balance, end of year		$—			$2,678			$2,321

Comprehensive income
Net income		$118,712			$114,612			$84,156
Change due to recognizing gain on securities		—			60			27
Change in valuation on interest rate swaps		(1,493)			297			2,381

Total comprehensive income		$117,219			$114,969			$86,564

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$118,712	$114,612	$84,156
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	97,879	91,503	90,438
Gain on sale of real estate	(23,956)	(30,748)	(14,052)
Equity in income from real estate partnership	(656)	(493)	(205)
Minority interests	4,353	5,234	4,170
Other, net	75	4,302	3,336
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Increase in accounts receivable	(3,786)	(3,274)	(1,879)
(Increase) decrease in prepaid expenses and other assets	(9,114)	(3,964)	4,255
(Decrease) increase in accounts payable, security deposits and prepaid rent	(1,118)	(1,277)	1,394
Increase (decrease) in accrued expenses	2,012	(954)	2,535

Net cash provided by operating activities	184,401	174,941	174,148

INVESTING ACTIVITIES
Acquisition of real estate	(266,984)	(96,920)	(101,688)
Capital expenditures—development and redevelopment	(95,718)	(143,981)	(53,374)
Capital expenditures—other	(23,961)	(25,676)	(38,112)
Proceeds from sale of real estate	82,345	113,141	56,125
Investment in real estate partnership	(4,960)	(13)	(9,426)
Distribution from real estate partnership in excess of earnings	631	—	—
Leasing costs	(8,628)	(8,628)	(7,964)
(Issuance) repayment of mortgage and other notes receivable, net	(154)	9,347	(3,172)

Net cash used in investing activities	(317,429)	(152,730)	(157,611)

FINANCING ACTIVITIES
Net borrowings (repayment) under revolving credit facility, net of costs	43,457	500	(44,750)
Issuance of senior debentures, net of costs	509,892	124,013	74,099
Issuance of note payable, net of costs	149,979	—	—
Repayment of senior debentures	(40,500)	(40,000)	(39,500)
Repayment of mortgages, capital leases and notes payable	(405,552)	(4,555)	(3,623)
Redemption of Series B preferred shares	(135,000)	—	—
Issuance of common shares	158,190	11,234	109,051
Dividends paid to common and preferred shareholders	(139,845)	(130,500)	(108,756)
Distributions to minority interests	(4,737)	(4,739)	(7,551)

Net cash provided by (used in) financing activities	135,884	(44,047)	(21,030)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,856	(21,836)	(4,493)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,639	30,475	34,968

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,495	$8,639	$30,475

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row beginning in August 2005 were conducted through a TRS. As a result of these condominium sales, our TRS incurred approximately $2.4 million and $3.5 million of income taxes in 2006 and 2005, respectively. Prior to 2005, our TRS activities were limited and they did not incur any significant income taxes.

Principles of Consolidation and Estimates

Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity. The equity interests of other investors are reflected as minority interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control or manage, using the equity method of accounting.

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

Revenue Recognition and Accounts Receivable

Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue or income. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a certain portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. At December 31, 2006 and 2005, accounts receivable include approximately $24.8 million and $19.1 million, respectively, related to straight-line rents. At December 31, 2006 and 2005 our allowance for doubtful accounts was $6.2 million and $6.3 million, respectively.

Real Estate

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

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The application of SFAS No. 66 can be complex and requires us to make assumptions. We believe the criteria of SFAS No. 66 was met for all real estate sold during 2006, 2005 and 2004 and accordingly, the full gain related to these sales was recognized at the time of sale.

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

We are the lessee of certain land and buildings. We classify our leases of land and building as operating or capital leases in accordance with the provisions of SFAS No. 13, “Accounting for Leases.”

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

Cash and Cash Equivalents

We define cash as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances in individual banks may exceed insurable amounts.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of lease costs, prepaid property taxes and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and salaries and related costs of personnel directly related to time spent obtaining a lease. Capitalized lease costs are amortized over the life of the related lease. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. Other assets also include the premiums paid for split dollar life insurance covering several officers and former officers which were approximately $4.6 million and $4.5 million at December 31, 2006 and December 31, 2005, respectively.

Debt Issuance Costs

Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method.

Derivative Instruments

We enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in 2006, 2005 and 2004, and we do not anticipate it will have a significant effect in the future.

In January 2004, we entered into an interest rate swap to fix the LIBOR portion of our $150 million term loan issued in October of 2003. This swap fixed the LIBOR portion at 2.401% through October 2006. The full notional amount of this swap qualified as a cash flow hedge until we repaid the $150 million term loan on July 17, 2006. We did not redesignate this swap and the related $1.2 million included in accumulated other comprehensive income was recognized into earnings.

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

We also purchased an interest rate swap that terminated March 2006, with a notional amount of $40.5 million upon issuance of our 6.99% Medium Term Notes, which reduced the effective interest rate from 6.99% to 6.894%.

Acquisition, Development and Construction Loan Arrangements

We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. Using guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled “ADC Arrangements” (“the Third Notice”), we evaluate each investment to determine whether the loan arrangement qualifies under the Third Notice as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. Generally, we receive additional interest on these loans, however we never receive in excess of 50% of the residual profit in the project (as defined in the Third Notice) and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof) the loans qualify for loan accounting. The amounts under ADC arrangements are presented as mortgage notes receivable at December 31, 2006 and 2005.

Earnings Per Share

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in our earnings. In 2006, 2005 and 2004, operating partnership units were excluded from diluted EPS as the conversion of these units would have resulted in an anti-dilutive effect.

The following table sets forth the reconciliation between basic and diluted EPS:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$95,076	$84,433	$64,041
Preferred stock dividends	(10,423)	(11,475)	(11,475)
Preferred stock redemption costs	(4,775)	—	—

Income from continuing operations available for common shareholders	79,878	72,958	52,566
Loss (income) from discontinued operations	(320)	(569)	6,063
Gain on sale of real estate	23,956	30,748	14,052

Net income available for common shareholders, basic and dilutive	$103,514	$103,137	$72,681

DENOMINATOR
Weighted average common shares outstanding—basic	53,469	52,533	51,008
Effect of dilutive securities:
Stock options	389	517	539
Unvested stock	104	—	—

Weighted average common shares outstanding—dilutive	53,962	53,050	51,547

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.50	$1.39	$1.03
(Loss) income from discontinued operations	(0.01)	(0.01)	0.12
Gain on sale of real estate	0.45	0.58	0.27

	$1.94	$1.96	$1.42

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.48	$1.37	$1.02
(Loss) income from discontinued operations	(0.01)	(0.01)	0.12
Gain on sale of real estate	0.45	0.58	0.27

	$1.92	$1.94	$1.41

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

Share-Based Compensation Subsequent to the Adoption of SFAS No. 123(R)

A summary of share-based compensation expense included in net income for the year ended December 31, 2006 is as follows:

Year Ended December 31, 2006
(In thousands)
Share-based compensation incurred
Grants of common shares	$5,156
Grants of options	1,334

6,490
Capitalized share-based compensation	(620)

Share-based compensation expensed	$5,870

If we had not adopted SFAS No. 123(R), our net income for the twelve and three months ended December 31, 2006 would have excluded share-based compensation related to options of $1.3 million and $0.5 million, respectively, and included variable stock compensation related to our performance shares of $1.5 million and $0.6 million, respectively. Under SFAS No. 123(R), the compensation associated with our unvested performance shares is now fixed at their grant-date fair value. Accordingly, if we had not adopted SFAS No. 123(R), our income from continuing operations, net income, basic earnings per share and dilutive earnings per share for the twelve and three months ended December 31, 2006 would not have been materially different. While there are certain differences between SFAS No. 123 and 123(R), we believe the pro forma disclosures under SFAS No. 123 presented below approximate the effect of SFAS No. 123(R) for the twelve and three months ended December 31, 2005.

Pro Forma Information for Period Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock based compensation.

	2005	2004
	(In thousands, except per share data)
Net income, as reported	$114,612	$84,156
Stock-based employee compensation cost included in net income	3,992	3,497
Stock-based employee compensation cost under the fair value method for all rewards	(3,802)	(2,800)

Pro forma net income—basic	$114,802	$84,853

Earnings Per Share:
Basic, as reported	$1.96	$1.42
Basic, pro forma	$1.97	$1.44
Net income available for common shareholders, diluted	$103,137	$72,681
Stock-based employee compensation cost included in net income	3,992	3,497
Stock-based employee compensation cost under the fair value method for all rewards	(3,802)	(2,800)

Pro forma net income—diluted	$103,327	$73,378

Earnings Per Share:
Diluted, as reported	$1.94	$1.41
Diluted, pro forma	$1.95	$1.42

Redemption of Preferred Stock

On November 27, 2006, we redeemed our $135 million 8.5% Series B Cumulative Redeemable Preferred Shares at their face value. The original issuance costs of $4.8 million were charged to shareholders’ equity when the shares were issued. On July 31, 2003, the Emerging Issues Task Force provided clarification on the treatment of the difference between the redemption value and the carrying value, adjusting for issuance costs, for GAAP financial reporting. As a result, our Consolidated Statement of Operations for the year ended December 31, 2006 reflects a charge of $4.8 million in “Preferred stock redemption costs” as a reduction of net income in computing net income available for common shareholders.

Variable Interest Entities

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

Our investment balance in these restaurant joint ventures was approximately $8.6 million and $6.8 million at December 31, 2006 and 2005, respectively. Our equity in earnings from these restaurant joint ventures was $1.5 million, $1.3 million and $1.1 million in 2006, 2005 and 2004, respectively. Our investment balances and earnings from mortgage notes receivable and our real estate partnership are presented in our consolidated balance sheets and consolidated statements of operations.

From December 29, 2005 to June 5, 2006, a third party intermediary was the legal owner of Crow Canyon Commons, but we controlled the property and retained all of the economic benefit and risk associated with the property. Accordingly, we consolidated the property and its operations beginning December 29, 2005.

On October 16, 2006, we acquired the leasehold interest in Melville Mall under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption of the first mortgage and repayment of the second mortgage. We have determined that this property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, beginning October 16, 2006, we consolidated this property and its operations.

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides additional information related to the Consolidated Statements of Cash Flows:

	2006		2005	2004
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$106,877		$94,257	$90,179
Interest capitalized	(4,069)		(5,691)	(5,121)

Interest expense	$102,808		$88,566	$85,058

Cash paid for interest	$92,054		$84,796	$80,614

Cash paid for income taxes	$5,979	(1)	$82	$181

NON-CASH FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisitions	$44,297		$22,258	$—

(1)	Cash paid for income taxes for 2006 includes $5.5 million related to the sales of condominiums at Santana Row which were conducted through a TRS.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 was issued to reduce the diversity in practice associated with certain aspects of recognition, disclosure and measurement related to accounting for uncertain income tax positions. We are required to adopt FIN 48 effective January 1, 2007. We do not believe the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statements misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are commonly referred to as the “roll-over” method and “iron curtain” method. The roll-over method quantifies the amount by which the current income statement is misstated. The iron curtain quantifies the error as the cumulative amount by which the current year balance sheet is misstated.

SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each the income statement, balance sheet and the related disclosures. This approach is commonly referred to as the “dual approach.” We adopted SAB 108 during the fourth quarter of 2006 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial positions, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123R. We are required to adopt SFAS No. 157 effective January 1, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

NOTE 2.   REAL ESTATE

A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2006
Retail and mixed-use properties	$2,885,451	$630,600	$311,073
Retail properties under capital leases	291,944	101,951	149,361
Residential	26,863	7,956	—

	$3,204,258	$740,507	$460,434	(1)

December 31, 2005
Retail and mixed-use properties	$2,540,395	$563,391	$270,898
Retail properties under capital leases	262,083	92,943	148,815
Residential	26,843	7,416	—

	$2,829,321	$663,750	$419,713

(1)	The encumbrances as of December 31, 2006, differs from the balance sheet due to the net unamortized discount on mortgages payable.

Retail and mixed-use properties includes the residential portion of our Santana Row development property. The residential property investments are comprised of our investments in Rollingwood Apartments and Crest Apartments at Congressional Plaza.

A summary of our significant acquisitions in 2006 and 2005 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price (1)
			(In square feet)	(In millions)
Year ended December 31, 2006
January 20	4900 Hampden Lane	Bethesda, MD	35,000	$12.0
January 27	7770 Richmond Hwy	Alexandria, VA	60,000	$9.9
June 29	Town Center of New Britain	New Britain, PA	126,000	$12.8
August 24	Key Road Plaza	Keene, NH	76,000	$14.5
August 24	Riverside Plaza	Keene, NH	218,000	$24.0	(2)
August 24	Bath Shopping Center	Bath, ME	101,000	$22.8	(3)
August 24	Linden Square	Wellesley, MA	261,000	$99.6	(4)
August 24	North Dartmouth	North Dartmouth, MA	183,000	$27.5
August 25	Chelsea Commons	Chelsea, MA	180,000	$20.1	(5)
Various after September 13	Rockville Town Square	Rockville, MD	152,000	$5.9	(6)
October 16	Melville Mall	Huntington, NY	248,000	$60.0	(7)

		Total	1,640,000	$309.1

Year ended December 31, 2005
March 1	Assembly Sq./Sturtevant St.	Somerville, MA	551,000	$66.4	(8)
December 29	Crow Canyon Commons	San Ramon, CA	228,000	$47.5	(9)

		Total	779,000	$113.9

(1)	If not specifically noted, the net assets acquired that were allocated to other assets for “above market leases” and liabilities for “below market leases” were not significant.

(2)	Approximately $0.4 million and $3.9 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(3)	Approximately $2.2 million of the net assets acquired were allocated to other assets for “above market leases.” Purchase price includes the assumption of debt with a fair value of approximately $11.1 million.
(4)	Approximately $2.2 million and $1.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(5)	Approximately $2.5 million and $0.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively. Purchase price includes the assumption of debt with a fair value of approximately $8.0 million.
(6)	We intend to acquire an additional 32,000 square feet of gross leasable area. No square footage has been placed in service. The Grand Opening is scheduled for May 2007.
(7)	The Trust controls and consolidates Melville Mall at its approximate fair value of $60.0 million. We gained control of Melville Mall through a 20-year master lease and $34.1 million secondary financing to the owner. The master lease includes a purchase option in 2021 for $5.0 million plus the assumption of the owner’s $25.8 million first mortgage. Approximately $0.1 million and $4.5 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.
(8)	Approximately $3.4 million and $5.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively.
(9)	Approximately $0.8 million and $3.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases”, respectively. Additionally, the purchase price includes $22.3 million for an assumed mortgage.

A summary of our significant dispositions in 2006 and 2005 is as follows:

Sales Date	Property	Location	Year Acquired or Built	Gross Leasable Area	Sales Price	Gain
				(In square feet)	(In millions)
Year ended December 31, 2006
January-August	Santana Row Condominiums (89 units)(1)	San Jose, CA	2002	N/A	$64.1	$16.5	(2)
June 5	Greenlawn Plaza	Huntington, NY	2000	102,000	$20.4	$7.4	(3)

		Total		102,000	$84.5	$23.9

Year ended December 31, 2005
February 15	420 & 501 South Mill	Tempe, AZ	1998	40,000	$13.7	$4.0
June 2	Cone & Andary Buildings	Winter Park, FL	1996	28,000	$11.1	$3.5
July 12	Shaw’s Plaza	Carverm MA	2004	75,000	$4.0	—
Various after August 26	Santana Row Condominiums (130 units)	San Jose, CA	2002	N/A	$89.2	$23.5	(4)

		Total		143,000	$118.0	$31.0

(1)	As of August 25, 2006, we had sold all of the 219 condominium units we currently intend to sell at Santana Row.
(2)	Gain of $16.5 million is net of $2.4 million in taxes.
(3)	This property was contributed to our real estate partnership in which we own a 30% interest. Accordingly, we recognized a partial gain of $7.4 million on this sale related to the 70% equity interest contributed.
(4)	Gain of $23.5 million is net of $3.4 million in taxes.

NOTE 3.   MORTGAGE NOTES RECEIVABLE

At December 31, 2006 and 2005, we had mortgage notes receivable with an aggregate carrying amount of $40.8 million and $40.5 million, respectively, which are both net of a valuation allowance of $5.0 million. These mortgage notes are due over various terms from August 2016 to May 2021. At December 31, 2006 and 2005, our mortgages had a weighted average interest rate of 10.0% and 11.90%, respectively. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and, upon sale of the properties, we will share in the appreciation of the properties.

On August 4, 2006, we amended the $17.7 million second mortgage note receivable which is secured by a hotel in San Jose, California. The amended note decreased the interest rate from 14% to 9% per annum, requires monthly payments of principal and interest based on a 15-year amortization schedule and matures on August 20, 2016.

We made a $5.9 million loan secured by a building in San Francisco, California in January 2001 that was originally due February 28, 2003 but was not repaid on the due date. The loan was renegotiated with an interest rate of 6.0% and repaid in full on August 23, 2005.

NOTE 4.   REAL ESTATE PARTNERSHIP

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. The Partnership plans to acquire up to $350 million of stabilized, supermarket-anchored shopping centers in the Trust’s East and West regions. Federal Realty and Clarion have committed to contribute to the Partnership up to $37 million and $86 million, respectively, of equity capital to acquire properties. No assurances can be made that we will identify properties that meet the acquisition requirements of the Partnership. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. In 2004, the venture acquired four shopping centers in the East for $75.8 million and in 2006, the venture acquired an additional two shopping centers in the East for $45.5 million. As of December 31, 2006, we have made total contributions of $14.4 million and received total distributions of $2.0 million. We account for our interest in the Partnership using the equity method.

The following are the summarized operating results and the financial position of the Partnership:

	Year Ended December 31,		Period from Inception (July 1, 2004) to December 31,
	2006	2005	2004
	(In thousands)
OPERATING RESULTS
Revenue	$10,523	$8,384	$2,489
Expenses
Depreciation and amortization	2,767	2,099	626
Other operating expenses	2,828	2,178	565
Interest expense	3,506	2,464	616
Total expenses	9,101	6,741	1,807
Net income	$1,422	$1,643	$682

Our share of net income from real estate partnership	$656	$493	$205

	December 31,
	2006	2005
	(In thousands)
BALANCE SHEETS
Real estate, net	$123,478	$79,050
Cash	2,116	1,452
Other assets	4,064	3,599

Total assets	$129,658	$84,101

Mortgages payable	$77,425	$47,225
Other liabilities	6,716	5,506
Partners’ capital	45,517	31,370

Total liabilities and partners’ capital	$129,658	$84,101

Our share of unconsolidated debt	$23,228	$14,168

Our investment in real estate partnership	$10,322	$9,375

For mortgage notes totaling $36.7 million at December 31, 2006 that are secured by three properties owned by subsidiaries of the Partnership, we are the guarantor for the obligations of the joint venture, which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

NOTE 5.   ACQUIRED IN-PLACE LEASES

Acquired above market leases are included in prepaid expenses and other assets and had a balance, net of amortization, of $13.4 million and $6.0 million at December 31, 2006 and 2005, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance, net of amortization, of $33.2 million and $25.7 million at December 31, 2006 and 2005, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income included net amortization from acquired in-place leases of $2.5 million, $1.6 million and $1.7 million in 2006, 2005 and 2004, respectively.

The amortization expense for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2007	$1,632	4,636
2008	1,500	3,466
2009	1,295	2,336
2010	1,037	2,080
2011	889	1,859
Thereafter	7,011	18,824

	$13,364	$33,201

NOTE 6.   DEBT

The following is a summary of our total debt outstanding as of December 31, 2006 and December 31, 2005:

	Principal Balance as of December 31,		Interest Rate as of December 31, 2006	Maturity Date
Description of Debt	2006	2005
	(Dollars in thousands)
Mortgage loans
Leesburg Plaza	$9,760	$9,881	6.510%	October 1, 2008
164 E. Houston St.	98	145	7.500%	October 6, 2008
Mercer Mall	4,512	4,578	8.375%	April 1, 2009
Federal Plaza	34,192	34,675	6.750%	June 1, 2011
Tysons Station	6,366	6,505	7.400%	September 1, 2011
Crow Canyon	21,945	22,258	5.400%	August 11, 2013
Melville Mall	25,702	—	5.250%	September 1, 2014
Barracks Road	42,614	43,193	7.950%	November 1, 2015
Hauppauge	16,065	16,283	7.950%	November 1, 2015
Lawrence Park	30,205	30,615	7.950%	November 1, 2015
Wildwood	26,550	26,910	7.950%	November 1, 2015
Wynnewood	30,782	31,200	7.950%	November 1, 2015
Brick Plaza	31,631	32,099	7.415%	November 1, 2015
Mount Vernon	12,268	12,556	5.660%	April 15, 2028
Bath	9,999	—	7.130%	July 1, 2028
Chelsea	8,384	—	5.360%	January 15, 2031

Subtotal	311,073	270,898
Net unamortized mortgage discount	(36)	—

Total mortgage loans	311,037	270,898

Notes payable
Revolving credit facility	98,000	—	LIBOR+0.425%	July 27, 2010
Revolving credit facility	—	55,500	—	October 8, 2006
Term note with banks	—	100,000	—	October 8, 2006
Term note with banks	—	150,000	—	October 8, 2008
Perring Plaza renovation	1,624	1,810	10.000%	January 31, 2013
Escondido (Municipal bonds)	9,400	9,400	3.760%	October 1, 2016
Other	—	45	—	Various

Total notes payable	109,024	316,755

Senior notes and debentures
6.99% medium term notes	—	40,500	—	March 10, 2006
6.125% notes	150,000	150,000	6.325%	November 15, 2007
8.75% notes	175,000	175,000	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	—	6.000%	July 15, 2012
5.40% notes	135,000	—	5.400%	December 1, 2013
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	—	6.200%	January 15, 2017
7.48% debentures	50,000	50,000	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal	1,125,000	655,500
Net amortized debt premium (discount)	2,508	(1,825)

Total senior notes and debentures	1,127,508	653,675

Capital lease obligations	149,361	148,815	Various	Various through 2077

Total debt and capital lease obligations	$1,696,930	$1,390,143

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

In connection with the acquisitions of Bath Shopping Center and Chelsea Commons on August 24, 2006 and August 25, 2006, we assumed two mortgage notes, one in connection with each property, with fair values of approximately $11.1 million and $8.0 million, respectively. The Bath Shopping Center and Chelsea Commons mortgages mature on July 1, 2028 and January 15, 2031, respectively, and bear interest at 7.13% and 5.36%, respectively. Both notes require monthly payments of principal and interest.

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

On October 16, 2006, we acquired the leasehold interest in Melville Mall which had an existing mortgage note with a fair value of approximately $25.2 million. This mortgage note bears interest at 5.25% per annum, requires monthly payments of interest and principal based on a 25-year amortization schedule and matures on September 1, 2014. Because we control this property and retain substantially all of the economic benefits and risks associated with it, we consolidate it, its operations and this mortgage.

On December 1, 2006, we issued $135.0 million of fixed rate notes, which mature on December 1, 2013 and bear interest at 5.4%. Our net proceeds from these note offerings after underwriting fees were $134.2 million. The proceeds were used for general corporate purposes, including repaying amounts outstanding under our revolving credit facility.

The maximum amount of borrowings outstanding under our revolving credit facility during 2006, 2005 and 2004 was $297.0 million, $159.7 million and $165.0 million, respectively and the average amount of borrowings outstanding was $106.0 million , $105.1 million and $74.4 million, respectively. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 5.6%, 3.7% and 2.2%.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholder’s equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2006, we were in compliance with all loan covenants.

Scheduled principal payments on mortgage loans, notes payable, senior notes and debentures as of December 31, 2006 are as follows:

	Mortgage Notes		Notes Payable		Senior Notes and Debentures		Total Principal
	(In thousands)
Year ending December 31,
2007	$4,793		$204		$150,000		$154,997
2008	14,968		226		—		15,194
2009	9,972		249		175,000		185,221
2010	6,016		98,275	(1)	—		104,291
2011	43,245		304		75,000		118,549
Thereafter	232,079		9,766		725,000		966,845

	$311,073	(2)	$109,024		$1,125,000	(2)	$1,545,097

(1)	Maturities in 2010 include $98 million drawn under the Trust’s $300 million four-year revolving credit facility.
(2)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized discount or premium on certain senior notes, debentures and mortgage payables.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2006, are as follows:

(In thousands)
Year Ending December 31,
2007	$14,182
2008	14,260
2009	14,334
2010	14,335
2011	14,335
Thereafter	433,305

504,751
Less amount representing interest	(355,390)

Present value	$149,361

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

Certain of our capital lease obligations require payments based on the performance of the related properties in addition to the minimum payment amounts set forth above. The additional performance based payments were $5.6 million, $4.6 million and $3.9 million in 2006, 2005 and 2004, respectively.

NOTE 7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$420,061	$449,130	$587,653	$599,667
Senior notes	$1,127,508	$1,146,767	$653,675	$675,278

NOTE 8.   COMMITMENTS AND CONTINGENCIES

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

We are also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we, through our management agent, engaged in fraud by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only began on February 26, 2007 and if we are found liable, a trial will be held to determine the amount of damages. Based on the evidence and information available to us, we believe there is a reasonable possibility that a verdict may be rendered against us. If a verdict is rendered against us, we will seek indemnification from the third party management company that negotiated the lease on our behalf. We cannot assess with any certainty at this time the potential damages for which we would be liable if a verdict is rendered against us or the potential amounts we would recover against the third party management company; however, if a verdict is rendered against us, there may be a material adverse impact on our net income in the period during which our indemnification claim is pending.

We also have one litigation matter filed against us in May 2003 which alleges that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The plaintiff is seeking an unspecified amount of monetary damages. A trial as to liability only was held and on June 27, 2006, a jury rendered a verdict against us. A case management conference has been scheduled for March 23, 2007, at which time we expect a schedule to be set for additional discovery and a trial date on the issue of damages. The complaint did not specify the amount of damages claimed and we cannot make a reasonable estimate of potential damages until experts are retained and additional discovery is completed on the damages issue. If we are not successful in overturning the jury verdict, there likely will be a material adverse impact on our net income in the period in which it is both probable that we will have to pay the damages and such damages can be reasonably estimated.

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

At December 31, 2006 and 2005, our reserves for warranties and general liability costs were $10.4 million and $6.2 million, respectively. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2006 and 2005, we made payments related to warranty claims of $0.5 million and $0, respectively.

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2006, our estimated maximum liability upon exercise of the put option would range from approximately $40 million to $45 million. In conjunction with the construction of the apartments at the property that were completed in 2003, 8.03% of the third party’s interest in Congressional Plaza was re-allocated to us, effective January 1, 2004, thereby lowering the third party’s ownership percentage from 37.50% to its current level of 29.47%, as a result of our having funded approximately $7 million of the third party’s share of the redevelopment cost.

Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2006, a total of 377,210 operating units are outstanding.

Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. As of December 31, 2006, we have funded approximately $1.3 million related to this obligation. In anticipation of further shortfalls of incremental tax revenues to the City, we have accrued approximately $0.3 million as of December 31, 2006 to cover additional payments we may be obligated to make as part of the project costs.

We have three leases in which the lessor has a put option, which would require us to purchase the properties during the remaining lease term. If the lessor were to exercise this option in 2007, the purchase price would be approximately $63.0 million.

A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.

As of December 31, 2006 in connection with renovation and development projects, the Trust has contractual obligations of approximately $101.0 million.

We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2006:

(In thousands)
Year Ending December 31,
2007	$4,598
2008	4,584
2009	4,529
2010	4,537
2011	4,574
Thereafter	257,967

$280,789

NOTE 9. DIVIDENDS

A summary of dividends declared and paid per share is as follows:

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$2.460	$2.440	$2.370	$2.320	$1.990	$1.975
8.5% Series B Cumulative Redeemable Preferred	$1.753	$2.284	$2.125	$2.125	$2.125	$2.125

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2006	2005	2004
Common shares
Ordinary dividend	$1.813	$1.601	$1.876
Ordinary dividend eligible for 15% rate	0.066	0.093	—
Return of capital	0.561	—	—
Capital gain	—	0.626	0.099

	$2.440	$2.320	$1.975

8.5% Series B Cumulative Redeemable Preferred
Ordinary dividend	$2.284	$1.551	$2.019
Capital gain	—	0.574	0.106

	$2.284	$2.125	$2.125

On November 6, 2006, the Trustees declared a quarterly cash dividend of $0.575 per common share, payable January 16, 2007 to common shareholders of record on January 2, 2007. Dividends declared in 2006 include a $0.20 special dividend paid on March 30, 2006. On November 27, 2006, the Trust redeemed all 5,400,000 outstanding shares of its Series B Cumulative Redeemable Preferred Shares. Dividends on the Series B Preferred Shares ceased to accrue on November 27, 2006.

NOTE 10.   SHAREHOLDERS’ EQUITY

On September 19, 2006, we issued 2.0 million common shares at $74.51 per share (after deducting underwriting discounts and fees) netting approximately $149.1 million in cash proceeds before other expenses of the offering. The proceeds were used on an interim basis to repay debt from the acquisition of three properties in New England and for general corporate purposes. Ultimately, the proceeds were used to redeem the Series B preferred shares on November 27, 2006.

On November 27, 2006, we redeemed all 5,400,000 outstanding shares of our 8.5% Series B Cumulative Redeemable Preferred Shares, no par value. The Series B Preferred Shares were redeemed at their redemption price of $25.00 per share, plus accrued and unpaid dividends through the redemption date of approximately $0.16 per share, for an aggregate redemption price of approximately $25.16 per share or $135.9 million in total. The redemption also resulted in a deemed dividend of $4.8 million for the difference between the redemption amount and carrying cost. Dividends on the Series B Preferred Shares ceased to accrue on November 27, 2006.

We have a Dividend Reinvestment Plan, whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2006, 2005 and 2004, 44,077 shares, 62,579 shares and 82,391 shares, respectively, were issued under the Plan.

NOTE 11.   OPERATING LEASES

Our 111 shopping center and mixed use properties at December 31, 2006 are located in 14 states and the District of Columbia. There are approximately 2,300 tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.5% of annualized base rent.

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

Minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties as of December 31, 2006 are as follows:

(In thousands)
Year Ending December 31,
2007	$337,417
2008	317,799
2009	287,047
2010	253,132
2011	214,736
Thereafter	1,548,439

$2,958,570

NOTE 12.   COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Minimum rents	$341,457	$306,287	$284,904
Cost reimbursement	83,387	75,649	71,456
Percentage rent	7,142	6,211	5,531
Other	6,215	5,401	6,408

	$438,201	$393,548	$368,299

Minimum rents include $5.7 million, $7.6 million and $3.6 million for 2006, 2005 and 2004, respectively, to recognize minimum rents on a straight-line basis. Straight-line rental income in 2005 includes the impact of changes in estimates of the collectibility of certain long-term receivables which increased straight-line rental income by $1.2 million. In addition, minimum rents include $2.5 million, $1.6 million and $1.7 million for 2006, 2005 and 2004, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141.

The principal components of rental expense are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Repairs and maintenance	$29,756	$27,410	$23,897
Management fees and costs	13,175	11,976	13,251
Utilities	15,210	14,121	15,220
Payroll—properties	6,935	7,260	7,757
Ground rent	6,138	5,281	5,389
Insurance	6,034	6,197	7,512
Other	10,882	12,491	16,914

	$88,130	$84,736	$89,940

NOTE 13.   DISCONTINUED OPERATIONS

Results of properties sold constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Rental revenue from discontinued operations	$824	$7,367	$13,120
(Loss) income from discontinued operations	$(320)	$(569)	$6,063

NOTE 14.   SHARE-BASED COMPENSATION PLANS

As of December 31, 2006, we have grants outstanding under two share-based compensation plans. Our 1993 Long Term Incentive Plan (‘the 1993 Plan”) authorized the grant of share options, common shares and other share-based awards for up to 5,500,000 shares of common stock. The 1993 Plan expired in May 2003. In May 2001, our shareholders approved our 2001 Long Term Incentive Plan (“the 2001 Plan”) which authorized the grant of share options, common shares and other share-based awards for an additional 1,750,000 shares of common stock.

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

As a result of the exercise of options, we had notes outstanding from our officers and employees for $1.5 million and $1.8 million at December 31, 2006 and 2005, respectively. These notes bear interest at LIBOR plus a market-rate spread with the rate adjusted annually on the anniversary date. These notes are collateralized by the shares with recourse to the borrower and have five-year terms. Options awards made in 2001 and later do not provide for employees to be able to exercise their options with a loan from the Trust.

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

The following table provides a summary of the weighted-average assumption used to value options:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Volatility	18.7%	18.0%	20.0%
Expected dividend yield	4.9%	3.8%	4.6%
Expected term (in years)	3.8	5.0	5.3
Risk free interest rate	4.6%	4.1%	4.5%

The following table provides a summary of option activity for 2006, 2005, 2004:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2003	1,462,040	$24.86
Granted	187,500	42.86
Exercised	(348,868)	24.62
Forfeited or expired	(69,331)	30.58

Outstanding at December 31, 2004	1,231,341	$27.34
Granted	164,500	58.46
Exercised	(409,889)	26.71
Forfeited or expired	(27,497)	41.78

Outstanding at December 31, 2005	958,455	$32.52
Granted	366,966	69.01
Exercised	(266,539)	33.18
Forfeited or expired	(149,801)	36.86

Outstanding at December 31, 2006	909,081	$46.36	6.7	$35,127

Exercisable at December 31, 2006	439,644	$25.89	4.2	$25,988

The weighted-average grant-date fair value of options granted during 2006, 2005 and 2004 was $7.97 per share, $7.01 per share and $6.13 per share, respectively. The total cash received from options exercised during 2006, 2005 and 2004 was $8.8 million, $10.9 million and $8.6 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $10.9 million.

In 2004 and 2003, tax loans were made in connection with restricted share grants to certain of our officers and in connection with the Share Purchase Plans. The balance of these loans was $300,000 at December 31, 2004. These loans were paid in full in May, 2005.

In 2005 and 2004, 78,591 common shares and 84,617 common shares, respectively, were awarded to key employees, under various incentive compensation programs designed to directly link a significant portion of their current and long term compensation to the prosperity of the Trust and its shareholders.

The following table provides a summary of share activity for 2006:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2005	227,407	$38.28
Granted	84,217	68.18
Vested	(103,453)	40.10
Forfeited	(4,477)	51.18

Unvested at December 31, 2006	203,694	$49.43

The weighted-average grant-date fair value of stock awarded in 2006, 2005 and 2004 was $68.18, $51.35 and $42.94, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2006 was $7.0 million.

We recorded stock compensation expense of $6.5 million, $3.9 million and $3.5 million for 2006, 2005 and 2004, respectively, under our long term incentive plans. As of December 31, 2006, there was $8.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.9 years with a weighted-average period of 1.2 years.

On February 12, 2007, common shares and options were awarded under various incentive compensation plans as follows:

Award	Vesting Term	Beneficiary
89,183 Restricted shares	3 years	Officers and key employees
42,404 Options	5 years	Officers and key employees
2,637 Shares	Immediate	Trustees

All of the restricted share awards granted on February 12, 2007, were made under our 2001 Plan.

NOTE 15.   SAVINGS AND RETIREMENT PLANS

We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $15,000, $14,000 and $13,000 for 2006, 2005 and 2004, respectively. Under the plan, we contribute 50% of each employee’s first 5% of contributions. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our employees are immediately eligible to become plan participants. Effective as of January 1, 2005 employees are eligible to receive matching contributions immediately on their participation, however, these matching payments will not vest until their first anniversary of employment. Our expense for the years ended December 31, 2006, 2005 and 2004 was approximately $342,000, $333,000 and $252,000, respectively.

A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994. The plan allows the participants to defer income until the earlier of age 65 or termination of employment. As of December 31, 2006, we are liable to participants for approximately $5.5 million under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying financial statements.

NOTE 16.   SUBSEQUENT EVENTS

On January 30, 2007, we acquired 1020 Revere Beach Parkway, a 17,000 square foot vacant building for $2.5 million. This property is located in the Boston suburb of Chelsea, Massachusetts adjacent to our Chelsea Commons property. The Trust’s leasing and development teams are currently evaluating re-tenanting scenarios.

On February 13, 2007, the Trustees declared a quarterly dividend of $0.575 per common share payable on April 16, 2007 to shareholders of record on March 13, 2007.

NOTE 17.   SEGMENT INFORMATION

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

A summary of our operations by geographic region is presented below:

	Year Ended December 31, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$340,968	$97,233	$—	$438,201
Other property income	4,763	2,963	—	7,726
Mortgage interest income	3,163	1,932	—	5,095
Rental expenses	(60,606)	(27,524)	—	(88,130)
Real estate taxes	(35,863)	(9,035)	—	(44,898)

Property operating income	252,425	65,569	—	317,994
General and administrative expense	—	—	(21,340)	(21,340)
Depreciation and amortization	(66,427)	(29,433)	(1,758)	(97,618)
Other interest income	2,152	393	—	2,545
Interest expense	—	—	(102,808)	(102,808)
Income from real estate partnership	—	—	656	656

Income before continuing operations and minority interests	$188,150	$36,529	$(125,250)	$99,429
Minority interests	—	—	(4,353)	(4,353)
(Loss) income from discontinued operations	—	—	(320)	(320)
Gain on sale of real estate	—	—	23,956	23,956

Net income	$188,150	$36,529	$(105,967)	$118,712

Total assets	$1,725,790	$876,400	$86,416	$2,688,606

	Year Ended December 31, 2005
	East	West	Other	Total
	(In thousands)
Rental income	$310,063	$83,485	$—	$393,548
Other property income	4,163	5,388	—	9,551
Mortgage interest income	2,818	2,552	—	5,370
Rental expenses	(58,348)	(26,388)	—	(84,736)
Real estate taxes	(32,610)	(6,762)	—	(39,372)

Property operating income	226,086	58,275	—	284,361
General and administrative expense	—	—	(19,909)	(19,909)
Depreciation and amortization	(62,395)	(25,063)	(1,469)	(88,927)
Other interest income	2,121	94	—	2,215
Interest expense	—	—	(88,566)	(88,566)
Income from real estate partnership	—	—	493	493

Income before continuing operations and minority interests	$165,812	$33,306	$(109,451)	$89,667
Minority interests	—	—	(5,234)	(5,234)
(Loss) income from discontinued operations	—	—	(569)	(569)
Gain on sale of real estate	—	—	30,748	30,748

Net income	$165,812	$33,306	$(84,506)	$114,612

Total assets	$1,368,925	$908,621	$73,306	$2,350,852

	Year Ended December 31, 2004
	East	West	Other	Total
	(In thousands)
Rental income	$293,291	$75,008	$—	$368,299
Other property income	3,882	6,516	—	10,398
Mortgage interest income	2,839	2,076	—	4,915
Rental expenses	(60,453)	(29,487)	—	(89,940)
Real estate taxes	(31,619)	(5,732)	—	(37,351)

Property operating income	207,940	48,381	—	256,321
General and administrative expense	—	—	(18,164)	(18,164)
Depreciation and amortization	(62,590)	(22,581)	(1,426)	(86,597)
Other interest income	1,397	107	—	1,504
Interest expense	—	—	(85,058)	(85,058)
Income from real estate partnership	—	—	205	205

Income before continuing operations and minority interests	$146,747	$25,907	$(104,443)	$68,211
Minority interests	—	—	(4,170)	(4,170)
(Loss) income from discontinued operations	—	—	6,063	6,063
Gain on sale of real estate	—	—	14,052	14,052

Net income	$146,747	$25,907	$(88,498)	$84,156

Total assets	$1,264,135	$911,136	$91,625	$2,266,896

NOTE 18.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2006
Rental income (1)	$104,964	$105,533	$110,511	$117,193
Net income	$31,031	$38,256	$24,984	$24,441
Net income available for common shareholders	$28,162	$35,387	$22,115	$17,850
Earnings per common share — basic	$0.53	$0.67	$0.42	$0.32
Earnings per common share — diluted	$0.53	$0.66	$0.41	$0.32

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2005
Rental income (1)	$97,783	$95,762	$96,772	$103,231
Net income	$23,997	$24,807	$30,680	$35,128
Net income available for common shareholders	$21,128	$21,938	$27,811	$32,260
Earnings per common share — basic	$0.40	$0.42	$0.53	$0.61
Earnings per common share — diluted	$0.40	$0.41	$0.52	$0.61

(1)	As required by SFAS No. 144, rental income has been reduced to reflect the results of discontinued operations. Rental income from these discontinued assets, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2006 rental income (loss) from discontinued operations	$569	$304	$(64)	$15
2005 rental income from discontinued operations	$2,314	$2,415	$1,577	$1,061

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION

December 31, 2006

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (San Francisco)	CA	$	$11,685	$9,181	$15,356	$11,685	$24,537	$36,222	$6,167	1908	10/23/97	35 years
7770 RICHMOND HIGHWAY (Virginia)	VA		1,025	9,018	—	1,025	9,018	10,043	258	1974	01/27/06	35 years
ALLWOOD (New Jersey)	NJ	3,048		3,920	(36)	—	3,884	3,884	2,244	1958	12/12/88	35 years
ANDORRA (Pennsylvania)	PA		2,432	12,346	8,245	2,432	20,591	23,023	10,604	1953	01/12/88	35 years
ASSEMBLY SQUARE (Massachusetts)	MA		35,268	34,196	42,586	35,268	76,782	112,050	2,979	2005	03/01/05	35 years
BALA CYNWYD (Pennsylvania)	PA		3,565	14,466	8,250	3,566	22,715	26,281	8,699	1955	09/22/93	35 years
BARRACKS ROAD (Virginia)	VA	42,615	4,363	16,459	21,494	4,363	37,953	42,316	25,797	1958	12/31/85	35 years
BATH SHOPPING CENTER (Maine)	ME	9,999	2,264	17,489	—	2,264	17,489	19,753	176	1978	08/24/06	35 years
BETHESDA ROW (Maryland)	MD	12,576	17,448	24,944	73,552	15,750	98,496	114,246	20,590	1945-2000	12/31/93 & 1/20/06	35 -50 years
BLUESTAR (New Jersey)	NJ	23,261	—	29,922	7,162	—	37,084	37,084	20,844	1959	12/12/88	35 years
BRICK PLAZA (New Jersey)	NJ	31,631	—	24,715	31,155	3,788	52,082	55,870	27,056	1958	12/28/89	35 years
BRISTOL (Connecticut)	CT		3,856	15,959	4,401	3,856	20,360	24,216	7,049	1959	9/22/95	35 years
BRUNSWICK (New Jersey)	NJ	9,683	—	12,456	10,094	—	22,550	22,550	11,541	1957	12/12/88	35 years
CHELSEA COMMONS (Massachusetts)	MA	8,384	3,779	14,254	1	3,779	14,255	18,034	134	1962	08/25/06	35 years
CLIFTON (New Jersey)	NJ	2,834	—	3,646	1,373	—	5,019	5,019	2,999	1959	12/12/88	35 years
CONGRESSIONAL PLAZA (Maryland)	MD		2,793	7,424	59,541	1,020	66,965	67,985	30,448	1965	04/01/65	35 years
COURTHOUSE CENTER (Maryland)	MD		1,750	1,869	979	1,750	2,848	4,598	1,073	1975	12/17/97	35 years
CROSSROADS (Illinois)	IL		4,635	11,611	6,565	4,635	18,176	22,811	8,149	1959	07/19/93	35 years
CROW CANYON COMMONS (California)	CA	21,945	—	50,585	720	—	51,305	51,305	1,470	Late 1970's	12/29/05	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2006

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions			Land	Building and Improvements		Land	Building and Improvements	Total
DEDHAM PLAZA (Massachusetts)	MA		12,287	12,918	4,579	12,287	17,497	29,784	7,617	1959	12/31/93	35 years
EASTGATE (North Carolina)	NC		1,608	5,775	9,953	1,608	15,728	17,336	9,114	1963	12/18/86	35 years
ELLISBURG CIRCLE (New Jersey)	NJ		4,028	11,309	11,577	4,013	22,886	26,899	11,491	1959	10/16/92	35 years
ESCONDIDO PROMENADE (California)	CA		11,505	12,147	2,828	11,505	14,975	26,480	4,202	1987	12/31/96	35 years
FALLS PLAZA (Virginia)	VA		1,260	735	6,172	1,260	6,907	8,167	2,690	1962	09/30/67	22 3/4 years
FALLS PLAZA East (Virginia)	VA		538	535	2,266	559	2,780	3,339	3,033	1960	10/05/72	25 years
FEASTERVILLE (Pennsylvania)	PA		1,431	1,600	8,643	1,402	10,243	11,645	6,511	1958	07/23/80	20 years
FEDERAL PLAZA (Maryland)	MD	34,192	10,216	17,895	34,211	10,216	52,106	62,322	24,795	1970	06/29/89	35 years
FIFTH AVENUE (4)	CA		3,844	1,352	7,502	3,844	8,854	12,698	2,382	1888-1995	1996-1997	35 years
FINLEY SQUARE (Illinois)	IL		9,252	9,544	10,281	9,252	19,825	29,077	8,688	1974	04/27/95	35 years
FLOURTOWN (Pennsylvania)	PA		1,345	3,943	4,374	1,345	8,317	9,662	5,999	1957	04/25/80	35 years
FOREST HILLS (3)	NY		5,891	6,051	12,113	6,197	17,858	24,055	4,509	1937-1987	12/16/97	35 years
FRESH MEADOWS (New York)	NY		24,625	25,255	17,512	24,627	42,765	67,392	13,389	1946-1949	12/05/97	35 years
FRIENDSHIP CTR (District of Columbia)	DC		12,696	20,803	(190)	12,696	20,613	33,309	3,158	1998	09/21/01	35 years
GAITHERSBURG SQUARE (Maryland)	MD		7,701	5,271	12,573	5,973	17,844	23,817	9,923	1966	04/22/93	35 years
GARDEN MARKET (Illinois)	IL		2,677	4,829	3,769	2,677	8,598	11,275	3,285	1958	07/28/94	35 years
GOVERNOR PLAZA (Maryland)	MD		2,068	4,905	14,373	2,068	19,278	21,346	10,647	1963	10/01/85	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2006

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions			Land	Building and Improvements		Land	Building and Improvements	Total
GRATIOT PLAZA (Michigan)	MI		525	1,601	15,935	525	17,536	18,061	8,303	1964	03/29/73	25 3/4 years
GREENWICH AVENUE (2)	CT		8,064	6,866	1,068	8,064	7,934	15,998	2,563	1900-1991	1994- 1996	35 years
HAMILTON (New Jersey)	NJ	4,201	—	5,405	2,453	—	7,858	7,858	5,001	1961	12/12/88	35 years
HAUPPAUGE (New York)	NY	16,064	8,791	15,262	3,336	8,791	18,598	27,389	4,476	1963	08/06/98	35 years
HOUSTON STREET (Texas) (9)	TX	97	14,680	1,976	45,816	14,778	47,694	62,472	9,597	var	1998- 1999	35 years
HUNTINGTON (New York)	NY	12,434	—	16,008	5,349	—	21,357	21,357	13,279	1962	12/12/88	35 years
IDYLWOOD PLAZA (Virginia)	VA		4,308	10,026	672	4,308	10,698	15,006	4,039	1991	04/15/94	35 years
KEY ROAD (New Hampshire)	NH		1,319	13,331	—	1,319	13,331	14,650	127	1968	08/24/06	35 years
KINGS COURT (California)	CA		—	10,714	808	—	11,522	11,522	3,771	1960	08/24/98	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	8,749	—	10,852	10,852	5,340	1958	04/24/80	22 years
LANGHORNE SQUARE (Pennsylvania)	PA		720	2,974	14,455	720	17,429	18,149	8,553	1966	01/31/85	35 years
LAUREL (Maryland)	MD		7,458	22,525	16,130	7,459	38,654	46,113	23,617	1956	08/15/86	35 years
LAWRENCE PARK (Pennsylvania)	PA	30,205	5,723	7,160	15,796	5,734	22,945	28,679	17,810	1972	07/23/80	22 years
LEESBURG PLAZA (Virginia)	VA	9,760	8,184	10,722	11,792	8,184	22,514	30,698	3,386	1967	09/15/98	35 years
LINDEN SQUARE (Massachusetts)	MA		79,382	19,247	11,902	79,382	31,149	110,531	146	1950-1990	08/24/06	35 years
LOEHMANN'S PLAZA (Virginia)	VA		1,237	15,096	13,600	1,248	28,685	29,933	15,998	1971	07/21/83	35 years
MELVILLE MALL (New York)	NY	25,702	35,622	32,882	—	35,622	32,882	68,504	235	1974	10/16/06	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2006

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions			Land	Building and Improvements		Land	Building and Improvements	Total
MERCER MALL (New Jersey)	NJ	57,894	4,488	70,076	27,364	4,932	96,996	101,928	10,578	1975	10/14/03	25 - 35 years
MID PIKE PLAZA (Maryland)	MD	10,041	—	10,335	7,510	—	17,845	17,845	9,247	1963	05/18/82	50 years
MOUNT VERNON PLAZA (Virginia)	VA	12,268	—	19,401	22,962	—	42,363	42,363	3,202	2003	03/31/03	35 years
NORTH DARTMOUTH (Massachusetts)	MA		27,214	—	—	27,214	—	27,214	—	2004	08/24/06	35 years
NORTHEAST (Pennsylvania)	PA		1,152	10,596	10,433	1,153	21,028	22,181	13,630	1959	08/30/83	35 years
NORTH LAKE COMMONS (Illinois)	IL		2,782	8,604	2,031	2,628	10,635	13,263	3,929	1989	04/27/94	35 years
OLD KEENE MILL (Virginia)	VA		638	998	3,755	638	4,753	5,391	4,171	1968	06/15/76	33 1/3 years
OLD TOWN CENTER (California)	CA		3,420	2,765	27,191	3,420	29,956	33,376	9,689	1997-1998	10/22/97	35 years
OTHER (California) (5)	CA		19,496	25,752	16,731	14,678	42,483	57,161	7,568	var	1996-1999	35 years
PAN AM SHOPPING CENTER (Virginia)	VA		8,694	12,929	5,969	8,695	18,897	27,592	8,149	1979	02/05/93	35 years
PENTAGON ROW (Virginia)	VA		—	2,955	85,004	—	87,959	87,959	16,304	1999-2002	1998	35 years
PERRING PLAZA (Maryland)	MD		2,800	6,461	17,060	2,800	23,521	26,321	13,978	1963	10/01/85	35 years
PIKE 7 (Virginia)	VA		9,709	22,799	1,324	9,709	24,123	33,832	7,452	1968	03/31/97	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA		3,319	8,457	3,241	3,319	11,698	15,017	5,328	1967	12/23/94	35 years
QUINCE ORCHARD PLAZA (Maryland)	MD		3,197	7,949	9,206	2,928	17,155	20,083	8,999	1975	04/22/93	35 years
RIVERSIDE (New Hampshire)	NH		2,426	26,456	—	2,426	26,456	28,882	242	1966	08/24/06	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD		—	5,255	9,030	—	14,285	14,285	2	2005-2007	2006 -2007	N/A

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2006

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Descriptions			Land	Building and Improvements		Land	Building and Improvements	Total
ROLLINGWOOD APTS. (Maryland)	MD		552	2,246	4,028	572	6,254	6,826	6,154	1960	01/15/71	25 years
RUTGERS (New Jersey)	NJ	11,217	—	14,429	2,995	—	17,424	17,424	8,628	1973	12/12/88	35 years
SAM’S PARK & SHOP (District of Columbia)	DC		4,840	6,319	1,047	4,840	7,366	12,206	2,633	1930	12/01/95	35 years
SANTANA ROW (California)-PIS	CA		41,969	1,161	419,912	49,844	413,198	463,042	36,291	1999-2002	03/05/97	40 - 50 years
SAUGUS (Massachusetts)	MA		4,383	8,291	923	4,383	9,214	13,597	2,902	1976	10/01/96	35 years
SHIRLINGTON (Virginia)	VA	1,777	9,761	14,808	18,616	5,798	33,424	39,222	7,895	1940	12/21/95	35 years
SOUTH VALLEY SHOPPING CENTER (Virginia)	VA		9,043	5,082	8,052	9,043	13,134	22,177	1,038	2003	3/21/03	35 years
THIRD STREET PROMENADE (9)	CA		22,645	12,709	38,717	22,644	51,427	74,071	14,892	1888-2000	1996-2000	35 years
TOWER (Virginia)	VA		7,170	10,518	1,362	7,129	11,880	19,009	3,350	1953-1960	08/24/98	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA		1,282	12,285	256	1,282	12,541	13,823	179	1969	06/29/06	35 years
TROY (New Jersey)	NJ		3,126	5,193	13,273	3,126	18,466	21,592	13,408	1966	07/23/80	22 years
TYSONS STATION (Virginia)	VA	6,366	388	453	2,612	475	2,978	3,453	2,786	1954	01/17/78	17 years
WESTGATE MALL (California)	CA		6,319	107,284	1,949	6,319	109,233	115,552	7,365	1960-1966	03/31/04	35 years
WILDWOOD (Maryland)	MD	26,550	9,111	1,061	7,384	9,111	8,445	17,556	6,890	1958	05/05/69	33 1/3 years
WILLOW GROVE (Pennsylvania)	PA		1,499	6,643	18,537	1,499	25,180	26,679	15,787	1953	11/20/84	35 years
WILLOW LAWN (Virginia)	VA		3,192	7,723	62,879	7,790	66,004	73,794	31,936	1957	12/05/83	35 years
WYNNEWOOD (Pennsylvania)	PA	30,783	8,055	13,759	14,063	8,055	27,822	35,877	9,954	1948	10/29/96	35 years

TOTALS		$460,434	$606,518	$1,124,977	$1,487,251	$609,294	$2,594,964	$3,204,258	$740,507

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2006

Reconciliation of Total Cost

(in thousands)

Balance, December 31, 2003	$2,470,150
Additions during period
Acquisitions	118,066
Improvements	131,986
Deduction during period—disposition and retirements of property	(53,926)

Balance, December 31, 2004	2,666,276
Additions during period
Acquisitions	119,194
Improvements	157,104
Deduction during period—disposition and retirements of property	(113,253)

Balance, December 31, 2005	2,829,321
Additions during period
Acquisitions	317,287
Improvements	112,930
Deduction during period—disposition and retirements of property	(55,280)

Balance, December 31, 2006	$3,204,258

(A)	For Federal tax purposes, the aggregate cost basis is approximately $2.8 billion as of December 31, 2006.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2006

Reconciliation of Accumulated

Depreciation and Amortization

(in thousands)

Balance, December 31, 2003	$514,177
Additions during period—depreciation and amortization expense	82,551
Deductions during period—disposition and retirements of property	(1,390)

Balance, December 31, 2004	595,338
Additions during period—depreciation and amortization expense	83,656
Deductions during period—disposition and retirements of property	(15,244)

Balance, December 31, 2005	663,750
Additions during period—depreciation and amortization expense	89,564
Deductions during period—disposition and retirements of property	(12,807)

Balance, December 31, 2006	$740,507

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

Year Ended December 31, 2006

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Mortgage on Hotel in San Jose, CA	9%	August 2016	Principal and interest; balloon payment due at maturity (2)	—	$17,495	$12,451

Mortgage on retail buildings in Philadelphia, PA	Greater of prime plus 2% or 10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	19,055	19,055	(3)

Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only; balloon payment due at maturity	—	9,250	9,250

					$45,800	$40,756

(1)	For Federal tax purposes, the aggregate tax basis is approximately $45.8 million as of December 31, 2006. No payments are delinquent on these mortgages.
(2)	This note was amended on August 4, 2006. The amended note decreased the interest from 14% to 9% per annum, and requires monthly payments of principal and interest based on 15-year amortization schedule.
(3)	This mortgage is available for up to $25.0 million.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE—CONTINUED

Three Years Ended December 31, 2006

Reconciliation of Carrying Amount

(in thousands)

Balance, December 31, 2003	$41,500
Additions during period:
Issuance of loans	6,153
Deductions during period:
Collection and satisfaction of loans	(223)
Allowance for collectibility	(4,521)

Balance, December 31, 2004	42,909
Additions during period:
Issuance of loans	4,974
Deductions during period:
Collection and satisfaction of loans	(6,871)
Allowance for collectibility	(481)

Balance, December 31, 2005	40,531
Additions during period:
Issuance of loans	4,321
Deductions during period:
Collection and satisfaction of loans	(4,055)
Allowance for collectibility	(280)
Amortization of discount	239

Balance, December 31, 2006	$40,756

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 8 1/2% Series B Cumulative Redeemable Preferred Shares (previously filed as Exhibit 4.1 to the Trust’s Registration Statement on Form 8-A filed on November 26, 2001 (File No. 1-07533) (the “2001 Form 8-A”) and incorporated herein by reference)

4.3	Specimen 8 1/2% Series B Cumulative Redeemable Preferred Share certificate (previously filed as Exhibit 4.2 to the 2001 Form 8-A and incorporated herein by reference)

4.4	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.5	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; and 5.40% Notes due 2013 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998, as incorporated by reference as Exhibit 4.7 to the Trust’s Registration Statement on Form S-3 (File No. 333-135159) filed on June 20, 2006, and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement on Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

1

EXHIBIT INDEX

Exhibit No.	Description
10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	* Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	* Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.10	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.11	* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	* Amendment to Restricted Share Award Agreement dated December 8, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	* Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

2

EXHIBIT INDEX

Exhibit No.	Description
10.15	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	* Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.17	* Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) (the “2002 2Q Form 10-Q”) and incorporated herein by reference)

10.18	* Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	* Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.20	* Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.21	* Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.22	* Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 (the “2002 3Q Form 10-Q”) and incorporated herein by reference)

10.23	* Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the 2002 3Q Form 10-Q and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s Registration Statement on Form S-8 (File No. 333-60364) filed on May 7, 2001 and incorporated herein by reference)

10.25	* Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	* Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.27	* Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

3

EXHIBIT INDEX

Exhibit No.	Description
10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.31	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.32	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.33	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1) to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

21.1	Subsidiaries of Federal Realty Investment Trust (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

*	Management contract or compensatory plan to be filed under Item 15(b) of Form 10-K.

4