Form 10-Q
period 2007-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2007-05-02
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of Registrant’s common shares outstanding on April 30, 2007 was 56,354,345.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2007

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(In thousands, except per share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating	$3,318,605	$3,084,731
Construction-in-progress	104,963	99,774
Assets held for sale (discontinued operations)	19,753	19,753

	3,443,321	3,204,258
Less accumulated depreciation and amortization	(763,575)	(740,507)

Net real estate	2,679,746	2,463,751
Cash and cash equivalents	15,987	11,495
Accounts and notes receivable	50,996	47,493
Mortgage notes receivable	40,716	40,756
Investment in real estate partnership	31,661	10,322
Prepaid expenses and other assets	102,021	106,172
Debt issuance costs, net of accumulated amortization of $7,912 and $7,474, respectively	8,236	8,617

TOTAL ASSETS	$2,929,363	$2,688,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$383,694	$311,037
Obligations under capital leases	149,067	149,361
Notes payable, including revolving credit facility	168,475	109,024
Senior notes and debentures	1,127,528	1,127,508
Accounts payable and accrued expenses	96,407	97,727
Dividends payable	32,663	31,809
Security deposits payable	11,065	10,126
Other liabilities and deferred credits	54,862	45,745

Total liabilities	2,023,761	1,882,337
Minority interests	38,623	22,191
Commitments and contingencies (Note E)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 and 0 shares, respectively, issued and outstanding	9,997	—
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 57,832,082 and 56,805,816 issued, respectively	578	568
Additional paid-in capital	1,363,394	1,281,217
Accumulated dividends in excess of net income	(476,652)	(467,369)
Treasury shares at cost, 1,485,279 shares	(28,807)	(28,807)
Notes receivable from issuance of common shares	(1,531)	(1,531)

Total shareholders’ equity	866,979	784,078

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,929,363	$2,688,606

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
REVENUE
Rental income	$118,933	$104,964
Other property income	2,438	2,094
Mortgage interest income	1,130	1,322

Total revenue	122,501	108,380

EXPENSES
Rental	25,648	22,065
Real estate taxes	11,665	10,551
General and administrative	5,604	4,501
Depreciation and amortization	26,357	23,906

Total operating expense	69,274	61,023

OPERATING INCOME	53,227	47,357
Other interest income	350	263
Interest expense	(29,317)	(24,280)
Income from real estate partnership	284	148
Minority interests	(1,296)	(1,073)

INCOME FROM CONTINUING OPERATIONS	23,248	22,415

DISCONTINUED OPERATIONS
Loss from discontinued operations	(112)	(121)
Gain on sale of real estate	—	8,737

Results from discontinued operations	(112)	8,616

NET INCOME	23,136	31,031
Dividends on preferred stock	(36)	(2,869)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$23,100	$28,162

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.42	$0.37
Discontinued operations	—	0.16

	$0.42	$0.53

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.41	$0.37
Discontinued operations	—	0.16

	$0.41	$0.53

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	For the Three Months Ended March 31, 2007
	Preferred Stock		Common Shares		Additional Paid-in Capital	Accumulated Dividends In Excess of Net Income	Treasury Shares		Notes Receivable from Issuance of Common Shares	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2006	—	$—	56,805,816	$568	$1,281,217	$(467,369)	(1,485,279)	$(28,807)	$(1,531)	$784,078

Net income	—	—	—	—	—	23,136	—	—	—	23,136
Dividends declared to common shareholders	—	—	—	—	—	(32,383)	—	—	—	(32,383)
Dividends declared to preferred shareholders	—	—	—	—	—	(36)	—	—	—	(36)
Exercise of stock options	—	—	37,221	—	1,749	—	—	—	—	1,749
Shares issued under dividend reinvestment plan	—	—	8,387	—	720	—	—	—	—	720
Share-based compensation expense	—	—	96,592	1	1,822	—	—	—	—	1,823
Conversions and cash redemptions of downREIT operating partnership units	—	—	—	—	(62)	—	—	—	—	(62)
Common shares issued	—	—	884,066	9	77,948	—	—	—	—	77,957
Preferred shares issued	399,896	9,997	—	—	—	—	—	—	—	9,997

BALANCE AT MARCH 31, 2007	399,896	$9,997	57,832,082	$578	$1,363,394	$(476,652)	(1,485,279)	$(28,807)	$(1,531)	$866,979

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net income	$23,136	$31,031
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	26,484	24,037
Gain on sale of real estate	—	(8,737)
Equity in income from real estate partnership	(284)	(148)
Minority interests	1,296	1,073
Other, net	(600)	357
Changes in assets and liabilities net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(1,588)	157
Decrease in prepaid expenses and other assets	3,074	1,044
Increase (decrease) in accounts payable, security deposits and prepaid rent	4,924	(849)
Decrease in accrued expenses	(757)	(564)

Net cash provided by operating activities	55,685	47,401
INVESTING ACTIVITIES
Acquisition of real estate	(24,593)	(20,847)
Capital expenditures—development and redevelopment	(25,983)	(20,206)
Capital expenditures—other	(4,603)	(2,971)
Proceeds from sale of real estate	—	33,925
Investment in real estate partnership	(21,628)	—
Distribution from real estate partnership in excess of earnings	156	—
Leasing costs	(2,118)	(1,709)
Repayment (issuance) of mortgage and other notes receivable, net	175	(91)

Net cash used in investing activities	(78,594)	(11,899)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	59,500	43,500
Repayment of senior debentures	—	(40,500)
Repayment of mortgages, capital leases and notes payable	(1,719)	(1,291)
Issuance of common shares	2,469	2,558
Dividends paid to common and preferred shareholders	(31,810)	(42,830)
Distributions to minority interests	(1,039)	(786)

Net cash provided by (used in) financing activities	27,401	(39,349)

Increase (decrease) in cash and cash equivalents	4,492	(3,847)
Cash and cash equivalents at beginning of year	11,495	8,639

Cash and cash equivalents at end of period	$15,987	$4,792

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code of 1986 (the “Code”). A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row, which went from August 2005 through August 2006, were conducted through a TRS. Other than the sales of these condominiums, our TRS activities have not been material.

Basis of Presentation

Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity. The equity interests of other investors are reflected as minority interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to current period presentation

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$31,250	$24,984
Interest capitalized	(1,933)	(704)

Interest expense	$29,317	$24,280

Cash paid for interest	$23,755	$17,543
Cash paid for income taxes	$658	$1,912	(1)
NON-CASH TRANSACTIONS:
Mortgage loans assumed with acquisition	$73,979	$—
Common shares issued with acquisition	$77,957	$—
Preferred shares issued with acquisition	$9,997	$—
DownREIT operating partnership units issued with acquisition	$16,358	$—

(1)	Cash paid for income taxes for the three months ended March 31, 2006 includes $1.6 million related to the sales of condominiums at Santana Row which were conducted through a TRS.

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 was issued to reduce the diversity in practice associated with certain aspects of recognition, disclosure and measurement related to accounting for uncertain income tax positions. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operation, or cash flows. We recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2003. As of March 31, 2007, we had no material unrecognized tax benefits.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). We are required to adopt SFAS No. 157 effective January 1, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We do not expect SFAS No. 159 to have a material impact on our financial statements.

NOTE B—REAL ESTATE

The following table provides a summary of acquisitions made by us and our consolidated affiliates during the three months ended March 31, 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
January 30, 2007	1020 Revere Beach Parkway	Chelsea, MA	17,000	$2.5	(1)
February 28, 2007	Crow Canyon Crest	San Ramon, CA	17,000	$10.9	(2)
March 8, 2007	The White Marsh Portfolio: (4)	White Marsh, MD		$189.4	(3)
	THE AVENUE at White Marsh		296,000
	White Marsh Plaza		79,000
	The Shoppes at Nottingham Square		186,000
	Byron Station		13,000
	White Marsh Ground Leases		40,000

	Total		648,000	$202.8

(1)	The building acquired is located adjacent to our Chelsea Commons property and is currently vacant. As such, no amounts were allocated to “above market leases” or “below market leases”.
(2)	As part of the preliminary purchase price allocation, approximately $0.4 million and $1.8 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(3)	A preliminary allocation of the purchase price has been made and will be finalized after various valuation studies are complete.
(4)	The White Marsh Portfolio was purchased using $11.5 million of cash plus a combination of common stock and convertible preferred stock, downREIT operating partnership units, and the assumption of mortgage loans through a merger with Nottingham Properties, Inc. The acquisition also included ground leases covering 50,000 square feet of office space which are not included in gross leasable area and approximately 405 hotel rooms.

On April 5, 2007, we sold Bath Shopping Center, which is located in Bath, Maine for $21.8 million, resulting in a net gain of approximately $0.9 million. The property was acquired in August 2006 as part of a larger portfolio. The property has been classified as held for sale, and its operations are included in discontinued operations for all periods presented.

NOTE C—REAL ESTATE PARTNERSHIP

We have entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. We and Clarion both hold a 0.1% general partner interest in the Partnership, and our remaining interests in the Partnership are held in the form of limited partner interests. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. We also have the opportunity to receive performance based earnings through our partnership interest. We account for our interest in the Partnership using the equity method.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
OPERATING RESULTS
Revenue	$3,531	$2,008
Expenses
Depreciation and amortization	975	548
Other operating expenses	905	581
Interest expense	1,074	615

Total expenses	2,954	1,744

Net income	$577	$264

Our share of net income from real estate partnership	$284	$148

	March 31, 2007	December 31, 2006
	(In thousands)
BALANCE SHEETS
Real estate, net	$194,655	$123,478
Cash	3,448	2,116
Other assets	5,996	4,064

Total assets	$204,099	$129,658

Mortgages payable	$77,425	$77,425
Other liabilities	9,799	6,716
Partners’ capital	116,875	45,517

Total liabilities and partners’ capital	$204,099	$129,658

Our share of unconsolidated debt	$23,228	$23,228
Our investment in real estate partnership	$31,661	$10,322

For mortgages payable totaling $36.7 million that are secured by three properties owned by subsidiaries of the Partnership, we are the guarantor for the obligations of the joint venture which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

The following table provides a summary of acquisitions made by the Partnership, during the three months ended March 31, 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
February 15, 2007	Free State Shopping Center	Bowie, MD	278,000	$64.1
February 20, 2007	Lake Barcroft Shopping Center(1)	Falls Church, VA	9,000	$6.0

			287,000	$70.1

(1)	On April 10, 2007, the Partnership entered into a mortgage note for approximately $4.2 million. The mortgage note is secured by the Lake Barcroft property which was acquired in February 2007 and is adjacent to and operated as part of Barcroft Plaza. The note matures on July 1, 2016, bears interest at 5.71% per annum and requires monthly payments of interest only.

NOTE D—DEBT

In connection with the acquisition of the White Marsh portfolio on March 8, 2007, we assumed four mortgage notes as follows:

Property	Fair Value (1)		Maturity Date	Stated Annual Interest Rate
	(In millions	)
THE AVENUE at White Marsh	$61.9		January 1, 2015	5.46%
White Marsh Plaza	6.4		April 1, 2013	5.96%
White Marsh Plaza	4.5		April 1, 2013	6.18%
Byron Station	1.2		December 31, 2008	6.06%

Total	$74.0

(1)	The aggregate face amount of the mortgage notes is $73.6 million. However, in accordance with GAAP, these mortgage notes were recorded at their fair value of $74.0 million.

With the exception of one of the mortgage notes on White Marsh Plaza, all of the mortgage notes assumed require monthly payments of principal and interest. The $4.5 million mortgage note on White Marsh Plaza is interest only through the maturity date.

During the three months ended March 31, 2007, the maximum amount of borrowings outstanding under our revolving credit facility was $164.0 million and the weighted average amount of borrowings outstanding was $136.4 million. Our revolving credit facility had a weighed average interest rate, before amortization of debt fees, of 5.7% for the three months ended March 31, 2007.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholder’s equity and debt coverage ratios and a maximum ratio of debt to net worth. At March 31, 2007, we were in compliance with all loan covenants.

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

We are also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we, through our management agent, engaged in fraud by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only has been concluded but no decision is expected to be rendered for 60-120 days. If we are found liable, a trial will be held to determine the amount of damages. Based on the evidence and information available to us, we believe there is a reasonable possibility that we will be successful against the litigation, however, if a verdict is rendered against us, we will seek indemnification from the third party management company that negotiated the lease on our behalf. We cannot assess with any certainty at this time the potential damages for which we would be liable if a verdict is rendered against us or the potential amounts we would recover against the third party management company; however, if a verdict is rendered against us, there may be a material adverse impact on our net income in the period during which our indemnification claim is pending.

We also have one litigation matter filed against us in May 2003 which alleges that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The plaintiff is seeking an unspecified amount of monetary damages. A trial as to liability only was held on June 27, 2006 and a jury rendered a verdict against us. A trial date on the issue of damages has been set for March 2008. The complaint did not specify the amount of damages claimed and we cannot make a reasonable estimate of potential damages until experts are retained and additional discovery is completed on the damages issue. The additional discovery is not expected to commence until June 2007. No appeal of the judgment can be taken until the trial on damages has been completed. If we are not successful in overturning the jury verdict, there likely will be a material adverse impact on our net income in the period in which it is both probable that we will have to pay the damages and such damages can be reasonably estimated.

NOTE F—SHAREHOLDERS’ EQUITY

On March 8, 2007, as part of the consideration to acquire the White Marsh portfolio, we issued (i) 884,066 common shares at $88.18 per share, par value $0.01 per share, (ii) 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) at the liquidation preference of $25 per share, par value $0.01 per share, and (iii) 185,504 downREIT operating partnership units at $88.18 per share. The Series 1 Preferred Shares will accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.

The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2007			2006
	Declared		Paid	Declared		Paid
	(In thousands)
Common shares	$0.575		$0.575	$0.755	(1)	$0.755	(1)
5.417% Series 1 Cumulative Convertible Preferred	$0.090	(2)	$—	$—		$—
8.5% Series B Cumulative Preferred (3)	$—		$—	$0.531		$0.531

(1)	Includes regular dividend declared and paid of $0.555 and special dividend of $0.200 resulting from the sales of condominiums at Santana Row.
(2)	The Series 1 Preferred Shares were issued on March 8, 2007. The dividend declared on the Series 1 Preferred Shares is for the period from March 8, 2007 through and including March 31, 2007.
(3)	On November 27, 2006, the Trust redeemed all 5,400,000 outstanding shares of its Series B Cumulative Redeemable Preferred Shares. Dividends on the Series B Preferred Shares ceased to accrue on November 27, 2006.

NOTE G—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Minimum rents
Retail and commercial	$88,059	$78,988
Residential	3,610	2,494
Cost reimbursement	23,937	20,309
Percentage rent	1,994	1,934
Other	1,333	1,239

	$118,933	$104,964

Minimum rents include $1.9 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $0.9 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141. Residential minimum rents consist of the entire rental amounts at Rollingwood Apartments, the Crest at Congressional Plaza Apartments and residential units at Santana Row, excluding those units sold as condominiums and included in discontinued operations.

NOTE H—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Share-based compensation incurred
Common shares	$1,574	$1,221
Options	249	231

	1,823	1,452
Capitalized share-based compensation	(202)	(152)

Share-based compensation expense	$1,621	$1,300

NOTE I—EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$23,248	$22,415
Preferred stock dividends	(36)	(2,869)

Income from continuing operations available for common shareholders	23,212	19,546
(Loss) income from discontinued operations	(112)	8,616

Net income available for common shareholders, basic and dilutive	$23,100	$28,162

DENOMINATOR
Weighted average common shares outstanding—basic	55,422	52,731

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Effect of dilutive securities:
Stock options	406	413
Unvested stock	93	110

Weighted average common shares outstanding—dilutive (1)	55,921	53,254

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.42	$0.37
Discontinued operations	—	0.16

	$0.42	$0.53

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.41	$0.37
Discontinued operations	—	0.16

	$0.41	$0.53

(1)	The conversion of downREIT operating partnership units and Series 1 Preferred Stock are anti-dilutive for all periods presented. Accordingly, downREIT operating partnership units and Series 1 Preferred Stock have been excluded from the weighted average common shares used to compute diluted earnings per share.

NOTE J—SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A summary of our operations by geographic region is presented below:

	Three Months Ended March 31, 2007
	East	West	Other	Total
	(In thousands)
Rental income	$93,434	$25,499	$—	$118,933
Other property income	1,628	810	—	2,438
Mortgage interest income	737	393	—	1,130
Rental expenses	(19,075)	(6,573)	—	(25,648)
Real estate taxes	(9,540)	(2,125)	—	(11,665)

Property operating income	67,184	18,004	—	85,188
General and administrative expense	—	—	(5,604)	(5,604)
Depreciation and amortization	(18,765)	(7,358)	(234)	(26,357)
Other interest income	309	41	—	350
Interest expense	—	—	(29,317)	(29,317)
Income from real estate partnership	—	—	284	284

Income from continuing operations before minority interests	48,728	10,687	(34,871)	24,544
Minority interests	—	—	(1,296)	(1,296)
(Loss) income from discontinued operations	—	—	(112)	(112)
Gain on sale of real estate	—	—	—	—

Net income	$48,728	$10,687	$(36,279)	$23,136

Total assets at end of period	$1,935,597	$882,241	$111,525	$2,929,363

	Three Months Ended March 31, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$81,230	$23,734	$—	$104,964
Other property income	1,262	832	—	2,094
Mortgage interest income	713	609	—	1,322
Rental expenses	(15,406)	(6,659)	—	(22,065)
Real estate taxes	(8,435)	(2,116)	—	(10,551)

Property operating income	59,364	16,400	—	75,764
General and administrative expense	—	—	(4,501)	(4,501)
Depreciation and amortization	(16,461)	(7,228)	(217)	(23,906)
Other interest income	238	25	—	263
Interest expense	—	—	(24,280)	(24,280)
Income from real estate partnership	—	—	148	148

Income from continuing operations before minority interests	43,141	9,197	(28,850)	23,488
Minority interests	—	—	(1,073)	(1,073)
(Loss) income from discontinued operations	—	—	(121)	(121)
Gain on sale of real estate	—	—	8,737	8,737

Net income	$43,141	$9,197	$(21,307)	$31,031

Total assets at end of period	$1,393,356	$888,261	$66,252	$2,347,869

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007.

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

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006, before making any investments in us.

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of March 31, 2007, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 91 predominantly retail real estate projects comprising approximately 19.6 million square feet, located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. In total, the real estate projects were 96.6% leased at March 31, 2007. A joint venture in which we own a 30% interest owned six neighborhood shopping centers totaling approximately 0.9 million square feet as of March 31, 2007. In total, the joint venture properties in which we own an interest were 98.3% leased at March 31, 2007. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 39 consecutive years.

2007 Property Acquisitions and Dispositions

The following table provides a summary of acquisitions made by us and our consolidated affiliates during the three months ended March 31, 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
January 30, 2007	1020 Revere Beach Parkway	Chelsea, MA	17,000	$2.5
February 28, 2007	Crow Canyon Crest	San Ramon, CA	17,000	$10.9
March 8, 2007	The White Marsh Portfolio: (1)	White Marsh, MD		$189.4
	THE AVENUE at White Marsh		296,000
	White Marsh Plaza		79,000
	The Shoppes at Nottingham Square		186,000
	Byron Station		13,000
	White Marsh Ground Leases		40,000

	Total		648,000	$202.8

(1)	The White Marsh Portfolio was purchased using $11.5 million of cash plus a combination of common stock and convertible preferred stock, downREIT operating partnership units, and the assumption of mortgage loans through a merger with Nottingham Properties, Inc. The acquisition also included ground leases covering 50,000 square feet of office space which are not included in gross leasable area and approximately 405 hotel rooms.

On April 5, 2007, we sold Bath Shopping Center, which is located in Bath, Maine for $21.8 million, resulting in a net gain of approximately $0.9 million. The property was acquired in August 2006 as part of a larger portfolio. The property has been classified as held for sale, and its operations are included in discontinued operations for all periods presented.

The following table provides a summary of acquisitions made by our unconsolidated real estate partnership during the three months ended March 31, 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
February 15, 2007	Free State Shopping Center	Bowie, MD	278,000	$64.1
February 20, 2007	Lake Barcroft Shopping Center	Falls Church, VA	9,000	$6.0

			287,000	$70.1

2007 Significant Debt, Equity and Other Transactions

In connection with the acquisition of the White Marsh portfolio on March 8, 2007, we assumed four mortgage notes as follows:

Property	Fair Value (1)		Maturity Date	Stated Annual Interest Rate
	(In millions	)
THE AVENUE at White Marsh	$61.9		January 1, 2015	5.46%
White Marsh Plaza	6.4		April 1, 2013	5.96%
White Marsh Plaza	4.5		April 1, 2013	6.18%
Byron Station	1.2		December 31, 2008	6.06%

Total	$74.0

(1)	The aggregate face amount of the mortgage notes is $73.6 million. However, in accordance with GAAP, these mortgage notes were recorded at their fair value of $74.0 million.

On March 8, 2007, as part of the consideration to acquire the White Marsh portfolio, we issued (i) 884,066 common shares at $88.18 per share, par value $0.01 per share, (ii) 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) at the liquidation preference of $25 per share, par value $0.01 per share, and (iii) 185,504 downREIT operating partnership units at $88.18 per share. The Series 1 Preferred Shares will accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.

On April 10, 2007, our unconsolidated real estate partnership entered into a mortgage note for approximately $4.2 million. The mortgage note is secured by the Lake Barcroft property which was acquired in February 2007 and is adjacent to and operated as part of Barcroft Plaza. The note matures on July 1, 2016, bears interest at 5.71% per annum and requires monthly payments of interest only.

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

On February 13, 2007, we announced a regular quarterly cash dividend of $0.575 per share on our common shares, resulting in an indicated annual rate of $2.30 per share. The regular common dividend was payable on April 16, 2007, to common shareholders of record as of March 13, 2007.

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces as leases on these spaces expire. We anticipate investments in redevelopment projects of approximately $109 million and $97 million to stabilize in 2007 and 2008, respectively. As redevelopment properties are completed, spaces that were out of service begin generating revenue; in addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases. For example, many of the leases with rents commencing in 2007 were signed in 2006 or earlier, and leases signed in 2005, 2006 and year-to-date 2007 on spaces for which there was a previous tenant have on average been renewed at double digit base rent increases. On spaces where the tenant leases are expiring later in 2007, our analysis of current market rents as compared to rents on the existing leases leads us to expect that the base rents in new leases will have double-digit weighted average increases over the base rents currently in place.

At March 31, 2007, the leasable square feet in our shopping centers was 95.3% occupied and 96.6% leased. The leased rate is higher than the occupied rate due to spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

Acquisitions

We anticipate growth in earnings from acquisitions of neighborhood and community shopping centers in our primary markets in the East and West regions, as well as a reduction in earnings from selective dispositions. Any growth in earnings from acquisitions is contingent, however, on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may also affect our success in achieving growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2007 AND 2006

			Change
	2007	2006	Dollars	%
	(Dollar amounts in thousands)
Rental income	$118,933	$104,964	$13,969	13.3%
Other property income	2,438	2,094	344	16.4%
Mortgage interest income	1,130	1,322	(192)	-14.5%

Total property revenue	122,501	108,380	14,121	13.0%
Rental expenses	25,648	22,065	3,583	16.2%
Real estate taxes	11,665	10,551	1,114	10.6%

Total property expenses	37,313	32,616	4,697	14.4%

Property operating income	85,188	75,764	9,424	12.4%
Other interest income	350	263	87	33.1%
Income from real estate partnership	284	148	136	91.9%
Interest expense	(29,317)	(24,280)	5,037	20.7%
General and administrative expense	(5,604)	(4,501)	1,103	24.5%
Depreciation and amortization	(26,357)	(23,906)	2,451	10.3%

Total other, net	(60,644)	(52,276)	8,368	16.0%

Income from continuing operations before minority interests	24,544	23,488	1,056	4.5%
Minority interests	(1,296)	(1,073)	223	20.8%
Loss from discontinued operations	(112)	(121)	(9)	-7.4%
Gain on sale of real estate	—	8,737	(8,737)	-100.0%

Net income	$23,136	$31,031	$(7,895)	-25.4%

Property Revenues

Total property revenue increased $14.1 million, or 13.0%, to $122.5 million in the three months ended March 31, 2007 compared to $108.4 million in the three months ended March 31, 2006. The percentage leased at our shopping centers increased to 96.6% at March 31, 2007 compared to 96.2% at March 31, 2006 due primarily to new leases signed at existing properties. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $14.0 million, or 13.3%, to $118.9 million in the three months ended March 31, 2007 compared to $105.0 million in the three months ended March 31, 2006 due primarily to the following:

•	an increase of $6.6 million attributable to properties acquired in 2007 and 2006 and the completion of the power- center at Assembly Square Mall,

•	an increase of $4.4 million at same-center properties due to increased rental rates on new leases,

•	an increase of $1.9 million at redevelopment properties due to increased occupancy and increased rental rates on new leases, and

•	an increase of $1.1 million at Santana Row residential due primarily to leasing of residential units, which were leased-up throughout 2006.

Other Property Income

Other property income increased $0.3 million, or 16.4%, to $2.4 million in the three months ended March 31, 2007 compared to $2.1 million in the three months ended March 31, 2006. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is due primarily to an increase in equity in earnings from our investment in various restaurants at Santana Row.

Mortgage Interest Income

Mortgage interest income decreased $0.2 million, or 14.5%, to $1.1 million in the three months ended March 31, 2007 compared to $1.3 million in the three months ended March 31, 2006. This decrease is primarily due to an amendment of our $17.7 million secondary mortgage note receivable secured by a hotel in San Jose, California which was executed on August 4, 2006 and decreased the interest rate from 14% per annum to 9% per annum.

Property Expenses

Total property expenses increased $4.7 million, or 14.4%, to $37.3 million in the three months ended March 31, 2007 compared to $32.6 million in the three months ended March 31, 2006. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $3.6 million, or 16.2%, to $25.6 million in the three months ended March 31, 2007 compared to $22.1 million in the three months ended March 31, 2006. This increase is due primarily to the following:

•	an increase of $1.9 million at same-center properties due primarily to higher snow removal cost, and

•	an increase of $1.3 million attributable to properties acquired in 2007 and 2006 and the completion of the power- center at Assembly Square Mall.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 21.1% in the three months ended March 31, 2007 from 20.6% in the three months ended March 31, 2006.

Real Estate Taxes

Real estate tax expense increased $1.1 million, or 10.6%, to $11.7 million in the three months ended March 31, 2007 compared to $10.6 million in the three months ended March 31, 2006. This increase is due primarily to increased taxes of $0.8 million related to properties acquired in 2007 and 2006 and Assembly Square Mall and $0.4 million related to higher assessments at our same-center, redevelopment and Santana Row properties.

Property Operating Income

Property operating income increased $9.4 million, or 12.4%, to $85.2 million in the three months ended March 31, 2007 compared to $75.8 million in the three months ended March 31, 2006. This increase is due primarily to the following:

•	earnings attributable to properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	growth in same-center earnings,

•	growth in earnings at Santana Row residential, and

•	growth in earnings at redevelopment properties.

Same-center property operating income increased 4.1% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase is due primarily to increased rental income associated with new leases. When redevelopment and expansion properties are included with same-center results, property operating income increased by 4.5% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Other

Interest Expense

Interest expense increased $5.0 million, or 20.7%, to $29.3 million in the three months ended March 31, 2007 compared to $24.3 million in the three months ended March 31, 2006. This increase is due primarily to the following:

•	an increase of $6.1 million due to higher borrowings to finance our acquisitions,

offset by

•	an increase of $1.2 million in capitalized interest.

Gross interest costs were $31.3 million and $25.0 million in the three months ended March 31, 2007 and 2006, respectively. Capitalized interest amounted to $1.9 million and $0.7 million in the three months ended March 31, 2007 and 2006, respectively. Capitalized interest increased due primarily to development at Linden Square which was acquired in August 2006.

General and Administrative Expense

General and administrative expense increased $1.1 million, or 24.5%, to $5.6 million in the three months ended March 31, 2007 compared to $4.5 million in the three months ended March 31, 2006. This is primarily due to an increase in wages and bonuses and increased stock based compensation expense.

Depreciation and Amortization

Depreciation and amortization expense increased $2.5 million, or 10.3%, to $26.4 million in the three months ended March 31, 2007 from $23.9 million in the three months ended March 31, 2006. This increase is due primarily to acquisitions and improvements at same-center properties.

Minority Interests

Income to minority partners increased $0.2 million, or 20.8%, to $1.3 million in the three months ended March 31, 2007 compared to $1.1 million in the three months ended March 31, 2006. This increase is due primarily to increase in earnings at properties held in non-wholly owned partnerships.

Loss from Discontinued Operations

Loss from discontinued operations represents the operating loss of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating loss of $0.1 million for both the three months ended March 31, 2007 and 2006, represents the operating loss for the period during which we owned properties sold in 2007 and 2006.

Gain on Sale of Real Estate

No properties were sold in the three months ended March 31, 2007, and the gain on sale of real estate was $8.7 million in the three months ended March 31, 2006. All of the properties sold in the three months ended March 31, 2006 (Shaw’s Plaza in Carver, Massachusetts and condominiums at Santana Row) resulted in gains.

Segment Results

We operate our business on an asset management model, where property management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of regional directors, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the three months ended March 31, 2007 and 2006. The results of properties classified as discontinued operations have been excluded for rental income, total revenue and property operating income from the following table.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
East
Rental income	$93,434	$81,230
Total revenue	$95,799	$83,205
Property operating income (1)	$67,184	$59,364
Property operating income as a percent of total revenue	70.1%	71.3%
Total assets	$1,935,597	$1,393,356
Gross leasable area (square feet)	16,981	15,039

West
Rental income	$25,499	$23,734
Total revenue	$26,702	$25,175
Property operating income (1)	$18,004	$16,400
Property operating income as a percent of total revenue	67.4%	65.1%
Total assets	$882,241	$888,261
Gross leasable area (square feet)	2,626	2,605

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $12.2 million to $93.4 million in the three months ended March 31, 2007 compared to $81.2 million in the three months ended March 31, 2006 due primarily to the following:

•	an increase of $6.6 million attributable to properties acquired in 2007 and 2006 and the completion of the power center at Assembly Square Mall,

•	an increase of $3.6 million at same-center properties due to increased rental rates on new leases and increased occupancy, and

•	an increase of $2.0 million of redevelopment properties.

Property operating income for the East region increased $7.8 million due primarily to the increase in rental income discussed above partially offset by a $3.7 million increase in rental expense due to the acquisition of properties and additional snow removal costs and a $1.1 million increase in real estate taxes due primarily to the acquisition of properties and higher assessments on our same-center and redevelopment properties. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 70.1% in the three months ended March 31, 2007 from 71.3% in the three months ended March 31, 2006.

West

Rental income for the West region increased $1.8 million to $25.5 million in the three months ended March 31, 2007 from $23.7 million in the three months ended March 31, 2006 due primarily to an increase of $1.2 million at Santana Row. The increase in rental income at Santana Row is due primarily to leasing residential units which were leased-up throughout 2006 and increased rental rates on new retail leases.

Property operating income for the West region increased $1.6 million due primarily to the increase in rental income discussed above partially offset by a $0.2 million decrease in mortgage interest income due to an amendment of our $17.7 million mortgage note receivable secured by a hotel in San Jose, California, which was executed on August 14, 2006 and decreased the interest rate from 14% per annum to 9% per annum. As a result of these changes, the ratio of property operating income to total revenue for the West region increased to 67.4% in the three months ended March 31, 2007 from 65.1% in the three months ended March 31, 2006.

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

Cash and cash equivalents were $16.0 million at March 31, 2007, which is a $4.5 million increase from the balance of cash and cash equivalents at December 31, 2006. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300.0 million unsecured revolving credit facility that matures July 27, 2010, subject to a one-year extension at our option. We intend to utilize our revolving credit facility to initially finance the acquisition of properties and meet other short-term working capital requirements.

Summary of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash provided by operating activities	$55,685	$47,401
Cash used in investing activities	(78,594)	(11,899)
Cash provided by (used in) financing activities	27,401	(39,349)

Increase (decrease) in cash and cash equivalents	4,492	(3,847)
Cash and cash equivalents, beginning of year	11,495	8,639

Cash and cash equivalents, end of period	$15,987	$4,792

Net cash provided by operating activities increased by $8.3 million to $55.7 million during the three months ended March 31, 2007 from $47.4 million during the three months ended March 31, 2006. The increase was primarily attributable to:

•	$5.9 million decrease in cash used for working capital due primarily to higher accounts payable and lower prepaid balances, and

•	$2.4 million higher net income before gain on sale of real estate, depreciation and amortization, minority interest, and other non-cash expenses.

Net cash used in investing activities increased approximately $66.7 million to $78.6 million during the three months ended March 31, 2007 from $11.9 million during the three months ended March 31, 2006. The increase was primarily attributable to:

•	$33.9 million decrease in proceeds from the sale of real estate,

•	$21.6 million contribution to our unconsolidated real estate partnership due to additional acquisitions by the real estate partnership,

•	$7.4 million increase in capital expenditures primarily for development and redevelopment activities, and

•	$3.7 million increase in acquisitions of real estate.

Net cash provided by financing activities increased approximately $66.8 million to $27.4 million during the three months ended March 31, 2007 from $39.3 million used during the three months ended March 31, 2006. The increase was primarily attributable to:

•	$40.5 million repayment of senior debentures in 2006,

•	$16.0 million increase in net borrowings on our revolving credit facility, and

•	$11.0 million decrease in dividends paid to shareholders due primarily to $10.6 million of special dividends paid in 2006.

Off-Balance Sheet Arrangements

We are joint venture partners in eight restaurants at Santana Row. Our investment balance in the restaurant joint ventures was approximately $9.8 million and $8.6 million at March 31, 2007 and December 31, 2006, respectively. Our equity in earnings from the restaurant joint ventures was $0.5 million and $0.3 million at March 31, 2007 and 2006, respectively.

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method. In total, at March 31, 2007, the Partnership had $77.4 million of mortgages payable outstanding. For mortgages payable totaling $36.7 million that are secured by three properties owned by subsidiaries of the

Partnership, we are the guarantor for the obligations of the joint venture which are commonly referred to as “non-recourse carve-outs.” We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of March 31, 2007:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2007	Stated Interest Rate as of March 31, 2007	Maturity Date
	(Dollars in thousands)
Mortgage Loans (1)
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,726	6.510%	October 1, 2008
164 E. Houston Street	345	86	7.500%	October 6, 2008
Byron Station	Acquired	1,180	6.060%	December 31, 2008
Mercer Mall	Acquired	4,494	8.375%	April 1, 2009
Federal Plaza	36,500	34,058	6.750%	June 1, 2011
Tysons Station	7,000	6,330	7.400%	September 1, 2011
White Marsh Plaza (2)	Acquired	10,546	6.040%	April 1, 2013
Crow Canyon	Acquired	21,854	5.400%	August 11, 2013
Melville Mall	Acquired	25,553	5.250%	September 1, 2014
THE AVENUE at White Marsh	Acquired	61,764	5.460%	January 1, 2015
Barracks Road	44,300	42,462	7.950%	November 1, 2015
Hauppauge	16,700	16,008	7.950%	November 1, 2015
Lawrence Park	31,400	30,097	7.950%	November 1, 2015
Wildwood	27,600	26,455	7.950%	November 1, 2015
Wynnewood	32,000	30,672	7.950%	November 1, 2015
Brick Plaza	33,000	31,509	7.415%	November 1, 2015
Mount Vernon (3)	13,250	12,193	5.660%	April 15, 2028
Bath	Acquired	9,961	7.130%	July 1, 2028
Chelsea	Acquired	8,350	5.360%	January 15, 2031

Subtotal		383,298
Unamortized Net Premium		396

Total Mortgage Loans		383,694

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	1,575	10.00%	January 31, 2013
Unsecured Variable Rate
Revolving credit facilities (4)	300,000	157,500	LIBOR + 0.425%	July 27, 2010
Escondido (Municipal Bonds) (5)	9,400	9,400	3.484%	October 1, 2016

Total Notes Payable		168,475

Senior Notes and Debentures
Unsecured Fixed Rate
6.125% Notes (6)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
6.00% Notes	175,000	175,000	6.000%	July 15, 2012
5.40% Notes	135,000	135,000	5.400%	December 1, 2013
5.65% Notes	125,000	125,000	5.650%	June 1, 2016
6.20% Notes	200,000	200,000	6.200%	January 15, 2017
7.48% Debentures (7)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes (8)	40,000	40,000	6.820%	August 1, 2027

Subtotal		1,125,000
Unamortized Net Premium		2,528

Total Senior Notes and Debentures		1,127,528
Capital Lease Obligations
Various		149,067	Various	Various through 2106

Total Debt and Capital Lease Obligations		$1,828,764

1)	Mortgage loans do not include our 30% share ($23.2 million) of the $77.4 million debt of the partnership with Clarion Lion Properties Fund.
2)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage notes secured by this property. The loan balance represents an interest only note of $4.35 million at a rate of 6.18% and the remaining balance at a rate of 5.96%.
3)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
4)	The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2007 was $164 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.7% for the three months ended March 31, 2007. This credit facility is subject to a one-year extension at our option.
5)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
6)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%.

7)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.
8)	Beginning on August 1, 2007, the notes are redeemable by the holders thereof at the original purchase price of $1,000 per note.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2007, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

	Secured	Capital Lease	Unsecured		Total
		(In thousands)
Reminder of 2007	$4,378	$1,021	$150,155		$155,554
2008	17,383	1,523	226		19,132
2009	11,307	1,722	175,250		188,279
2010	7,427	1,860	157,775	(1)	167,062
2011	44,735	2,009	75,304		122,048
2012 and thereafter (2)	298,068	140,932	734,765		1,173,765

	$383,298	$149,067	$1,293,475		$1,825,840	(3)

Our organizational documents do not limit the level or amount of debt that we may incur.

1)	Includes $157.5 million outstanding under our revolving credit facility.
2)	Includes $12.3 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013 and $90 million of unsecured debt that may be called by the holders beginning August 1, 2007 as to $40 million thereof and beginning August 15, 2008 as to $50 million thereof.
3)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium on certain mortgage loans, senior notes and debentures as of March 31, 2007.

Interest Rate Hedging

We enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in the three months ended March 31, 2007 and 2006, and we do not anticipate it will have a significant effect in the future. We had no hedging instruments outstanding during the three months ended March 31, 2007.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Net income	$23,136	$31,031
Gain on sale of real estate	—	(8,737)
Depreciation and amortization of real estate assets	23,942	21,874
Amortization of initial direct costs of leases	2,070	1,739
Depreciation of real estate partnership assets	268	165

Funds from operations	49,416	46,072
Dividends on preferred stock	(36)	(2,869)
Income attributable to operating partnership units	245	233

Funds from operations available for common shareholders	$49,625	$43,436

Weighted average number of common shares, diluted (1)	56,345	53,662

Funds from operations available for common shareholders, per diluted share	$0.88	$0.81

(1)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive in the computation of diluted EPS for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We had no hedging instruments outstanding during the three months ended March 31, 2007.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2007 we had $1.5 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at March 31, 2007 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $75.7 million. If interest rates on our fixed-rate debt instruments at March 31, 2007 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $84.9 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2007, we had $166.9 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $1.7 million, and our net income and cash flows for the year would decrease by approximately $1.7 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $1.7 million, and our net income and cash flows for the year would increase by approximately $1.7 million.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2003, First National Mortgage Company filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleged that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave First National Mortgage Company the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The plaintiff is seeking an unspecified amount of monetary damages. A trial as to liability only was held on June 27, 2006 and a jury rendered a verdict against us. A trial date on the issue of damages has been set foe March 2008. The complaint did not specify the amount of damages claimed and we cannot make a reasonable estimate of potential damages until experts are retained and additional discovery is completed on the damages issue. The additional discovery is not expected to commence until June 2007. No appeal of the judgment can be taken until the trial on damages has been completed.

We are also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we, through our management agent, engaged in fraud by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only has been concluded but no decision is expected to be rendered for 60-120 days. If we are found liable, a trial will be held to determine the amount of damages. Based on the evidence and information available to us, we believe there is a reasonable possibility that we will be successful against the litigation, however, if a verdict is rendered against us, we will seek indemnification from the third party management company that negotiated the lease on our behalf. We cannot assess with any certainty at this time the potential damages for which we would be liable if a verdict is rendered against us or the potential amounts we would recover against the third party management company; however, if a verdict is rendered against us, there may be a material adverse impact on our net income in the period during which our indemnification claim is pending.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 1, 2007. These factors include, but are not limited to, the following:

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

Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interests of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. On January 10, 2007, we redeemed 1,000 operating partnership units for cash. On April 16, 2007, we redeemed an additional 4,000 operating partnership units for cash.

On March 8, 2007, we acquired the White Marsh Portfolio for which part of the consideration consisted of the issuance of (i) 884,066 common shares, (ii) 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (iii) 185,504 downREIT operating partnership units. On April 19, 2007, we registered the common shares and the shares which will be tendered on conversion by the preferred shareholders or downREIT operating partnership unit holders.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

We intend to hold our Annual Meeting of Shareholders on May 2, 2007.

Item 6.	Exhibits

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

/s/ DONALD C. WOOD
May 2, 2007	Donald C. Wood, President, Chief Executive Officer and Trustee
(Principal Executive Officer)

/s/ LARRY E. FINGER
May 2, 2007	Larry E. Finger, Executive Vice President and
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8 filed on March 13, 2007, (File No. 333-142231) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.6	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; and 5.40% Notes due 2013 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.7	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description
10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.10	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.11	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	Amendment to Restricted Share Award Agreement dated December 8, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.17	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) (the “2002 2Q Form 10-Q”) and incorporated herein by reference)

10.18	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.20	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.22	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 (the “2002 3Q Form 10-Q”) and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the 2002 3Q Form 10-Q and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.25	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	Severance Agreement between the Trust and Dawn Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.27	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.31	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.32	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.33	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1) to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)