Form 10-Q
period 2007-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2007-10-31
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of Registrant’s common shares outstanding on October 29, 2007 was 56,626,861.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating	$3,331,957	$3,025,210
Construction-in-progress	132,450	99,774
Assets held for sale (discontinued operations)	15,987	79,274

	3,480,394	3,204,258
Less accumulated depreciation and amortization	(805,610)	(740,507)

Net real estate	2,674,784	2,463,751
Cash and cash equivalents	10,281	11,495
Accounts and notes receivable	59,964	47,493
Mortgage notes receivable	40,630	40,756
Investment in real estate partnership	30,198	10,322
Prepaid expenses and other assets	106,550	106,172
Debt issuance costs, net of accumulated amortization of $6,307 and $4,986, respectively	7,452	8,617

TOTAL ASSETS	$2,929,859	$2,688,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$375,601	$311,037
Obligations under capital leases	152,862	149,361
Notes payable, including revolving credit facility	178,873	109,024
Senior notes and debentures	1,127,567	1,127,508
Accounts payable and accrued expenses	99,461	97,727
Dividends payable	34,891	31,809
Security deposits payable	11,259	10,126
Other liabilities and deferred credits	53,068	45,745

Total liabilities	2,033,582	1,882,337
Minority interests	34,354	22,191
Commitments and contingencies (Note E)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 and 0 shares, respectively, issued and outstanding	9,997	—
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 58,091,319 and 56,805,816 issued, respectively	581	568
Additional paid-in capital	1,374,590	1,281,217
Accumulated dividends in excess of net income	(493,635)	(467,369)
Treasury shares at cost, 1,487,407 and 1,485,279 shares, respectively	(28,807)	(28,807)
Notes receivable from issuance of common shares	(803)	(1,531)

Total shareholders’ equity	861,923	784,078

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,929,859	$2,688,606

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands, except per share data)
REVENUE
Rental income	$360,655	$319,673
Other property income	9,645	5,747
Mortgage interest income	3,386	3,778

Total revenue	373,686	329,198
EXPENSES
Rental	76,002	63,242
Real estate taxes	36,320	32,651
General and administrative	18,271	15,747
Depreciation and amortization	78,543	71,808

Total operating expense	209,136	183,448

OPERATING INCOME	164,550	145,750
Other interest income	994	2,088
Interest expense	(89,577)	(75,110)
Income from real estate partnership	1,120	533

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	77,087	73,261
Minority interests	(4,309)	(3,483)

INCOME FROM CONTINUING OPERATIONS	72,778	69,778
DISCONTINUED OPERATIONS
Income from discontinued operations	1,642	627
(Loss) gain on sale of real estate from discontinued operations	(1,051)	16,425

Results from discontinued operations	591	17,052

INCOME BEFORE GAIN ON SALE OF REAL ESTATE	73,369	86,830
Gain on sale of real estate	—	7,441

NET INCOME	73,369	94,271
Dividends on preferred stock	(307)	(8,607)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$73,062	$85,664

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.30	$1.16
Discontinued operations	0.01	0.32
Gain on sale of real estate	—	0.14

	$1.31	$1.62

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.29	$1.14
Discontinued operations	0.01	0.32
Gain on sale of real estate	—	0.14

	$1.30	$1.60

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2007	2006
	(In thousands, except per share data)
REVENUE
Rental income	$123,559	$109,371
Other property income	4,650	1,787
Mortgage interest income	1,129	1,107

Total revenue	129,338	112,265
EXPENSES
Rental	26,502	20,768
Real estate taxes	12,985	11,602
General and administrative	6,631	6,265
Depreciation and amortization	26,071	23,722

Total operating expense	72,189	62,357

OPERATING INCOME	57,149	49,908
Other interest income	313	1,495
Interest expense	(30,533)	(26,076)
Income from real estate partnership	473	196

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	27,402	25,523
Minority interests	(1,629)	(1,086)

INCOME FROM CONTINUING OPERATIONS	25,773	24,437
DISCONTINUED OPERATIONS
Income from discontinued operations	642	452
(Loss) gain on sale of real estate from discontinued operations	(2,900)	95

Results from discontinued operations	(2,258)	547

NET INCOME	23,515	24,984
Dividends on preferred stock	(136)	(2,869)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$23,379	$22,115

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.46	$0.41
Discontinued operations	(0.04)	0.01

	$0.42	$0.42

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.45	$0.40
Discontinued operations	(0.04)	0.01

	$0.41	$0.41

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	For the Nine Months Ended September 30, 2007
	Preferred Stock		Common Shares		Additional Paid-in Capital	Accumulated Dividends In Excess of Net Income	Treasury Shares		Notes Receivable from Issuance of Common Shares	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2006	—	$—	56,805,816	$568	$1,281,217	$(467,369)	(1,485,279)	$(28,807)	$(1,531)	$784,078
Net income	—	—	—	—	—	73,369	—	—	—	73,369
Dividends declared to common shareholders	—	—	—	—	—	(99,328)	—	—	—	(99,328)
Dividends declared to preferred shareholders	—	—	—	—	—	(307)	—	—	—	(307)
Exercise of stock options	—	—	91,546	1	4,190	—	—	—	—	4,191
Shares issued under dividend reinvestment plan	—	—	25,051	—	2,132	—	—	—	—	2,132
Share-based compensation expense	—	—	108,084	1	5,393	—	—	—	—	5,394
Conversions and cash redemptions of downREIT operating partnership units	—	—	176,756	2	3,715	—	—	—	—	3,717
Common shares issued	—	—	884,066	9	77,943	—	—	—	—	77,952
Preferred shares issued	399,896	9,997	—	—	—	—	—	—	—	9,997
Unvested shares forfeited	—	—	—	—	—	—	(2,128)	—	—	—
Loans paid	—	—	—	—	—	—	—	—	728	728

BALANCE AT SEPTEMBER 30, 2007	399,896	$9,997	58,091,319	$581	$1,374,590	$(493,635)	(1,487,407)	$(28,807)	$(803)	$861,923

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net income	$73,369	$94,271
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	79,457	72,318
Loss (gain) on sale of real estate	1,051	(23,866)
Equity in income from real estate partnership	(1,120)	(533)
Minority interests	4,309	3,483
Other, net	(2,461)	(1,582)
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Increase in accounts receivable	(4,989)	(2,457)
Decrease (increase) in prepaid expenses and other assets	2,267	(7,034)
Increase (decrease) in accounts payable, security deposits and prepaid rent	4,909	(472)
Increase in accrued expenses	1,942	6,327

Net cash provided by operating activities	158,734	140,455
INVESTING ACTIVITIES
Acquisition of real estate	(49,573)	(224,274)
Capital expenditures—development and redevelopment	(91,410)	(62,450)
Capital expenditures—other	(14,487)	(17,408)
Proceeds from sale of real estate	51,857	82,345
Investment in real estate partnership	(20,418)	(4,958)
Distribution from real estate partnership in excess of earnings	405	—
Leasing costs	(6,975)	(6,155)
Repayment (issuance) of mortgage and other notes receivable, net	538	(382)

Net cash used in investing activities	(130,063)	(233,282)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	70,000	20,460
Issuance of senior debentures	—	376,214
Repayment of senior debentures	—	(40,500)
Repayment of mortgages, capital leases and notes payable	(5,639)	(254,022)
Issuance of common shares	7,051	159,326
Dividends paid to common and preferred shareholders	(96,785)	(107,450)
Distributions to minority interests	(4,512)	(3,416)

Net cash (used in) provided by financing activities	(29,885)	150,612

(Decrease) increase in cash and cash equivalents	(1,214)	57,785
Cash and cash equivalents at beginning of year	11,495	8,639

Cash and cash equivalents at end of period	$10,281	$66,424

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

September 30, 2007

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, each of which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Code”). A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row, which occurred between August 2005 and August 2006, and the sales of Bath Shopping Center, Key Road Plaza and Riverside Plaza in 2007 were conducted through a TRS. Other than these sales, our TRS activities have not been material.

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

In June 2006, we sold Greenlawn Plaza to our unconsolidated real estate partnership resulting in a gain of $7.4 million. In our 2006 Form 10-K, the operations of the property prior to June 2006 and the gain on sale of real estate were included in discontinued operations. However, due to our continuing involvement in the property, Greenlawn Plaza does not qualify for discontinued operations classification under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we have reclassified the results of operations through the date of sale to continuing operations and reclassified the gain on sale from “gain on sale of real estate from discontinued operations” to “gain on sale of real estate.” This reclassification does not impact net income.

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

Revenue Recognition and Accounts Receivable

Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue or income. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a certain portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the non-recognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At September 30, 2007 and December 31, 2006, accounts receivable include approximately $31.2 million and $24.8 million, respectively, related to straight-line rents. At September 30, 2007 and December 31, 2006, our allowance for doubtful accounts was $6.9 million and $6.2 million, respectively.

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$95,778	$77,560
Interest capitalized	(6,026)	(2,377)
Interest expense related to discontinued operations	(175)	(73)

Interest expense	$89,577	$75,110

Cash paid for interest	$92,776	$68,022
Cash paid for income taxes	$1,742	$3,836 (1)
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Mortgage loans assumed with acquisitions	$79,987	$—
Common shares issued with acquisition	$77,957	$—
Preferred shares issued with acquisition	$9,997	$—
DownREIT operating partnership units issued with acquisition	$16,358	$—

(1)	Cash paid for income taxes for the nine months ended September 30, 2006 includes $3.2 million related to the sales of condominiums at Santana Row which were conducted through a TRS.

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 was issued to reduce the diversity in practice associated with certain aspects of recognition, disclosure and measurement related to accounting for uncertain income tax positions. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows. We recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2003. As of September 30, 2007, we had no material unrecognized tax benefits.

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

NOTE B—REAL ESTATE

The following table provides a summary of significant acquisitions made by us and our consolidated affiliates during the nine months ended September 30, 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
February 28, 2007	Crow Canyon Crest	San Ramon, CA	17,000	$10.9	(1)
March 8, 2007	The White Marsh Portfolio: (2)	White Marsh, MD		189.4	(3)
	THE AVENUE at White Marsh		296,000
	White Marsh Plaza		79,000
	The Shoppes at Nottingham Square		186,000
	White Marsh Other		53,000
May 30, 2007	Shoppers’ World	Charlottesville, VA	169,000	27.2	(4)(5)

	Total		800,000	$227.5

(1)	Approximately $0.4 million and $1.8 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(2)	The White Marsh Portfolio was purchased using $11.5 million of cash plus a combination of common stock and convertible preferred stock, downREIT operating partnership units, and the assumption of mortgage loans through a merger with Nottingham Properties, Inc. The acquisition also included ground leases covering 50,000 square feet of office space and a hotel which are not included in gross leasable area.
(3)	Approximately $3.6 million and $9.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(4)	As part of the preliminary purchase price allocation, approximately $1.3 million and $1.6 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(5)	On May 30, 2007, we entered into a Section 1031 like-kind exchange agreement with a third party intermediary related to the acquisition of Shoppers’ World. The exchange agreement is for a maximum of 180 days and allows us to defer gains on sale of other properties sold within this period. Until the termination of this exchange agreement, the third party intermediary is the legal owner of the property, although we control the property and retain all of the economic benefits and risks associated with the property. This property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, commencing on May 30, 2007, we consolidate the property and its operations. On October 11, 2007, we sold two properties located in Forest Hills, New York which completes the Section 1031 exchange. We now own this property directly.

The following table provides a summary of significant dispositions made by us and our consolidated affiliates during the nine months ended September 30, 2007. All three properties were acquired in August 2006 by a TRS as part of a larger portfolio. The properties are classified as held for sale as of December 31, 2006, and their operations are included in discontinued operations for all periods presented.

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

On October 11, 2007, we sold two properties located in Forest Hills, New York for $33.2 million, resulting in a net gain of approximately $19.0 million. The properties are classified as held for sale and their operations are included in discontinued operations for all periods presented.

The revenues from all properties included in discontinued operations were $4.4 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively, and $0.7 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively.

NOTE C—REAL ESTATE PARTNERSHIP

We have entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership, and Clarion owns 70%. We and Clarion both hold a 0.1% general partner interest in the Partnership, and our remaining interests in the Partnership are held in the form of limited partner interests. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. We also have the opportunity to receive performance based earnings through our partnership interest. We account for our interest in the Partnership using the equity method.

The following tables provide summarized operating results and the financial position of the Partnership:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
OPERATING RESULTS
Revenue	$12,903	$7,489	$4,935	$3,139
Expenses
Depreciation and amortization	3,300	1,972	1,163	867
Other operating expenses	3,136	1,836	1,190	687
Interest expense	3,343	2,433	1,137	1,076

Total expenses	9,779	6,241	3,490	2,630

Net income	$3,124	$1,248	$1,445	$509

Our share of net income from real estate partnership	$1,120	$533	$473	$196

	September 30, 2007	December 31, 2006
	(In thousands)
BALANCE SHEETS
Real estate, net	$192,564	$123,478
Cash	2,572	2,116
Other assets	7,212	4,064

Total assets	$202,348	$129,658

Mortgages payable	$81,582	$77,425
Other liabilities	8,740	6,716
Partners’ capital	112,026	45,517

Total liabilities and partners’ capital	$202,348	$129,658

Our share of unconsolidated debt	$24,475	$23,228
Our investment in real estate partnership	$30,198	$10,322

For mortgages payable totaling $36.7 million that are secured by three properties owned by subsidiaries of the Partnership, we are the guarantor for the obligations of the joint venture which are commonly referred to as “non-recourse carve-outs.” The guarantees do not have a finite term; however, once the lenders have been repaid in accordance with the loan documents, the only likely basis for a claim on the guarantee is for loss to the lender as a result of potential future environmental liability at the properties to which the loans relate. We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees. We are currently working with these lenders to substitute the Partnership for us as the guarantor of these loans and expect to complete the substitution this year.

The following table provides a summary of acquisitions made by the Partnership, during the nine months ended September 30, 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
February 15, 2007	Free State Shopping Center	Bowie, MD	278,000	$64.1
February 20, 2007	Lake Barcroft Shopping Center(1)	Falls Church, VA	9,000	6.0

	Total		287,000	$70.1

(1)	The property acquired is adjacent to and operated as part of Barcroft Plaza which is also owned by the Partnership.

On April 10, 2007, the Partnership entered into a mortgage note for approximately $4.2 million. The mortgage note is secured by the Lake Barcroft property and Barcroft Plaza. The note matures on July 1, 2016, bears interest at 5.71% per annum and requires monthly payments of interest only.

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

During the nine months and three months ended September 30, 2007, the maximum amount of borrowings outstanding under our $300 million revolving credit facility was $203 million and $200 million, respectively. The weighted average amount of borrowings outstanding was $159 million and $172 million for the nine months and three months ended September 30, 2007, respectively. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 5.71% and 5.79% for the nine months and three months ended September 30, 2007, respectively.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholder’s equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2007, we were in compliance with all loan covenants.

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

Because of particular facts and circumstances that we became knowledgeable of during the third quarter of 2007, we reassessed our initial warranty reserve covering the particular damages related to defects in certain fixtures which were upgraded during the condominium conversion. Based on current estimates, we believe the range of possible incremental expense is between $2.9 million and $8.3 million, net of taxes of $2.2 million and $3.2 million, respectively. The full extent of damages and required repairs on any particular unit cannot be determined until after work on that unit begins. To date, we have completed the repairs in only a limited number of units. The extent of the damages encountered in those units, and the resulting costs to repair, varied considerably. Accordingly, our current estimates are based on limited and varying actual costs. We are continuing our evaluation of this matter and we have increased our reserve by $2.9 million to the low end of our estimated potential obligation related to these particular damages. This range excludes any amounts we may recover from insurance or the consultants that perform such work. In the event that our evaluation allows us to develop a better estimate of these damages, we will accrue such amount. This increase reduces our gain on sale of condominium units which were sold during 2005 and 2006. The increase in the reserve is included in “Loss on sale of real estate from discontinued operations”. The warranty reserve is included in accounts payable and accrued expenses. Although we consider the warranty reserves to be adequate, there can be no assurance that the reserve will prove to be adequate over time to cover losses due to the difference between the assumptions used to estimate the warranty reserves and actual losses.

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

We are involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we and our management agent acted improperly by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only has been concluded and post-trial briefs have been filed, but no decision has been rendered. One of the plaintiffs in the matter has filed for bankruptcy protection and as a result, the judge in our case has stayed further proceedings in the case. If we are found liable once the stay has been lifted, a trial will be held to determine the amount of damages. Based on the information available to us, we believe there is a reasonable possibility that we will be found liable. If a verdict is rendered against us, we may seek indemnification from the third party management company that negotiated the lease on our behalf. We cannot assess with any certainty at this time the potential damages for which we would be liable if a verdict is rendered against us or the potential amounts we might recover against the third party management company; however, if a verdict is rendered against us, there may be a material adverse impact on our net income in the period during which our indemnification claim is pending.

We also have one litigation matter filed against us in May 2003 which alleges that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages has been set for March 2008. The complaint did not specify the amount of damages claimed. We have now received reports from our experts and the plaintiff’s experts which show potential damages ranging from $600,000 to $24 million. We cannot make a reasonable estimate of potential damages until discovery is completed on the damages issue and the court rules on various legal issues impacting the calculation of damages. We intend to appeal the jury verdict; however, no appeal of the judgment can be taken until the trial on damages has been completed. If we are not successful in overturning the jury verdict, we will be liable for damages. Depending on the amount of damages awarded, it is possible, there could be a material adverse impact on our net income in the period in which it is both probable that we will have to pay the damages and such damages can be reasonably estimated. In any event, management does not believe it will have a material impact on our financial position.

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

The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2007				2006
	Declared		Paid		Declared		Paid
Common shares	$1.760		$1.725		$1.885	(1)	$1.865	(1)
5.417% Series 1 Cumulative Convertible Preferred	$0.767	(2)	$0.429	(2)	$—		$—
8.5% Series B Cumulative Preferred (3)	$—		$—		$1.593		$1.593

(1)	Includes regular dividend declared and paid of $1.685 and $1.665, respectively, and special dividend of $0.200 resulting from the sales of condominiums at Santana Row.

(2)	The Series 1 Preferred Shares were issued on March 8, 2007. The dividend declared on the Series 1 Preferred Shares is for the period from March 8, 2007 through and including September 30, 2007; the dividend paid is for the period March 8, 2007 through and including June 30, 2007.
(3)	On November 27, 2006, the Trust redeemed all 5,400,000 outstanding shares of its Series B Cumulative Redeemable Preferred Shares. Dividends on the Series B Preferred Shares ceased to accrue on November 27, 2006.

NOTE G—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Minimum rents
Retail and commercial	$269,015	$240,738	$91,406	$81,782
Residential	11,277	9,172	3,935	3,558
Cost reimbursement	71,045	60,795	25,377	20,962
Percentage rent	4,846	4,656	1,193	1,506
Other	4,472	4,312	1,648	1,563

Total rental income	$360,655	$319,673	$123,559	$109,371

Minimum rents include $6.5 million and $4.7 million for the nine months ended September 30, 2007 and 2006, respectively, and $1.8 million and $1.5 million for the three months ended September 30, 2007 and 2006, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $2.0 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively, and $0.8 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141. Residential minimum rents consist of the entire rental amounts at Rollingwood Apartments, the Crest at Congressional Plaza Apartments and residential units at Santana Row, excluding those units sold as condominiums and included in discontinued operations.

NOTE H—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Share-based compensation incurred
Common shares	$4,565	$3,977	$1,523	$1,596
Options	829	813	278	305

	5,394	4,790	1,801	1,901
Capitalized share-based compensation	(609)	(464)	(200)	(157)

Share-based compensation expense	$4,785	$4,326	$1,601	$1,744

NOTE I—EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$72,778	$69,778	$25,773	$24,437
Preferred stock dividends	(307)	(8,607)	(136)	(2,869)

Income from continuing operations available for common shareholders	72,471	61,171	25,637	21,568
Results from discontinued operations	591	17,052	(2,258)	547
Gain on sale of real estate	—	7,441	—	—

Net income available for common shareholders, basic and dilutive	$73,062	$85,664	$23,379	$22,115

DENOMINATOR
Weighted average common shares outstanding—basic	55,967	52,923	56,302	53,187
Effect of dilutive securities:
Stock options	371	397	332	385
Unvested stock	66	98	56	104

Weighted average common shares outstanding—dilutive (1)	56,404	53,418	56,690	53,676

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.30	$1.16	$0.46	$0.41
Discontinued operations	0.01	0.32	(0.04)	0.01
Gain on sale of real estate	—	0.14	—	—

	$1.31	$1.62	$0.42	$0.42

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.29	$1.14	$0.45	$0.40
Discontinued operations	0.01	0.32	(0.04)	0.01
Gain on sale of real estate	—	0.14	—	—

	$1.30	$1.60	$0.41	$0.41

(1)	The conversion of downREIT operating partnership units and Series 1 Preferred Shares are anti-dilutive for all periods presented. Accordingly, downREIT operating partnership units and Series 1 Preferred Shares have been excluded from the weighted average common shares used to compute diluted earnings per share.

NOTE J—SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A summary of our operations by geographic region is presented below:

	Nine Months Ended September 30, 2007
	East	West	Other	Total
	(In thousands)
Rental income	$283,594	$77,061	$—	$360,655
Other property income	7,047	2,598	—	9,645
Mortgage interest income	2,211	1,175	—	3,386
Rental expenses	(54,383)	(21,619)	—	(76,002)
Real estate taxes	(30,037)	(6,283)	—	(36,320)

Property operating income	208,432	52,932	—	261,364
General and administrative expense	—	—	(18,271)	(18,271)
Depreciation and amortization	(55,271)	(22,537)	(735)	(78,543)
Other interest income	884	110	—	994
Interest expense	—	—	(89,577)	(89,577)
Income from real estate partnership	—	—	1,120	1,120

Income from continuing operations before minority interests	154,045	30,505	(107,463)	77,087
Minority interests	—	—	(4,309)	(4,309)
Income from discontinued operations	—	—	1,642	1,642
Loss on sale of real estate from discontinued operations	—	—	(1,051)	(1,051)

Net income	$154,045	$30,505	$(111,181)	$73,369

Total assets at end of period	$1,947,507	$877,934	$104,418	$2,929,859

	Nine Months Ended September 30, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$248,030	$71,643	$—	$319,673
Other property income	3,233	2,514	—	5,747
Mortgage interest income	2,242	1,536	—	3,778
Rental expenses	(44,251)	(18,991)	—	(63,242)
Real estate taxes	(26,149)	(6,502)	—	(32,651)

Property operating income	183,105	50,200	—	233,305
General and administrative expense	—	—	(15,747)	(15,747)
Depreciation and amortization	(49,271)	(21,354)	(1,183)	(71,808)
Other interest income	868	109	1,111	2,088
Interest expense	—	—	(75,110)	(75,110)
Income from real estate partnership	—	—	533	533

Income from continuing operations before minority interests	134,702	28,955	(90,396)	73,261
Minority interests	—	—	(3,483)	(3,483)
Income from discontinued operations	—	—	627	627
Gain on sale of real estate from discontinued operations	—	—	16,425	16,425
Gain on sale of real estate	—	—	7,441	7,441

Net income	$134,702	$28,955	$(69,386)	$94,271

Total assets at end of period	$1,629,636	$875,512	$134,974	$2,640,122

	Three Months Ended September 30, 2007
	East	West	Other	Total
	(In thousands)
Rental income	$98,072	$25,487	$—	$123,559
Other property income	3,608	1,042	—	4,650
Mortgage interest income	737	392	—	1,129
Rental expenses	(18,793)	(7,709)	—	(26,502)
Real estate taxes	(11,041)	(1,944)	—	(12,985)

Property operating income	72,583	17,268	—	89,851
General and administrative expense	—	—	(6,631)	(6,631)
Depreciation and amortization	(18,206)	(7,620)	(245)	(26,071)
Other interest income	282	31	—	313
Interest expense	—	—	(30,533)	(30,533)
Income from real estate partnership	—	—	473	473

Income from continuing operations before minority interests	54,659	9,679	(36,936)	27,402
Minority interests	—	—	(1,629)	(1,629)
Income from discontinued operations	—	—	642	642
Loss on sale of real estate from discontinued operations	—	—	(2,900)	(2,900)

Net income	$54,659	$9,679	$(40,823)	$23,515

Total assets at end of period	$1,947,507	$877,934	$104,418	$2,929,859

	Three Months Ended September 30, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$85,207	$24,164	$—	$109,371
Other property income	940	847	—	1,787
Mortgage interest income	737	370	—	1,107
Rental expenses	(14,082)	(6,686)	—	(20,768)
Real estate taxes	(9,318)	(2,284)	—	(11,602)

Property operating income	63,484	16,411	—	79,895
General and administrative expense	—	—	(6,265)	(6,265)
Depreciation and amortization	(16,512)	(7,018)	(192)	(23,722)
Other interest income	338	46	1,111	1,495
Interest expense	—	—	(26,076)	(26,076)
Income from real estate partnership	—	—	196	196

Income from continuing operations before minority interests	47,310	9,439	(31,226)	25,523
Minority interests	—	—	(1,086)	(1,086)
Income from discontinued operations	—	—	452	452
Gain on sale of real estate from discontinued operations	—	—	95	95

Net income	$47,310	$9,439	$(31,765)	$24,984

Total assets at end of period	$1,629,636	$875,512	$134,974	$2,640,122

NOTE K—SUBSEQUENT EVENT

On October 26, 2007, we acquired the fee interest in Mid-Pike Plaza located in Rockville, Maryland and Huntington Shopping Center located in Huntington, New York. Prior to the acquisition, we had a leasehold interest in these properties and a capital lease obligation. In addition, on October 26, 2007, we sold our leasehold interest in six properties, Allwood, Blue Star, Brunswick, Clifton, Hamilton and Rutgers Shopping Centers, located in New Jersey. The capital lease obligations of all 8 of the properties totaling $76.5 million at September 30, 2007, were extinguished as part of the transactions.

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

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of September 30, 2007, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 88 predominantly retail real estate projects comprising approximately 19.5 million square feet, located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. In total, the real estate projects were 96.4% leased at September 30, 2007. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of September 30, 2007. In total, the joint venture properties in which we own an interest were 98.0% leased at September 30, 2007. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 40 consecutive years.

2007 Property Acquisitions and Dispositions

The following table provides a summary of significant acquisitions made by us and our consolidated affiliates during the nine months ended September 30, 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
February 28, 2007	Crow Canyon Crest	San Ramon, CA	17,000	$10.9
March 8, 2007	The White Marsh Portfolio:	White Marsh, MD		189.4	(1)
	THE AVENUE at White Marsh		296,000
	White Marsh Plaza		79,000
	The Shoppes at Nottingham Square		186,000
	White Marsh Other		53,000
May 30, 2007	Shoppers’ World	Charlottesville, VA	169,000	27.2	(2)

	Total		800,000	$227.5

(1)	The White Marsh Portfolio was purchased using $11.5 million of cash plus a combination of common stock and convertible preferred stock, downREIT operating partnership units, and the assumption of mortgage loans through a merger with Nottingham Properties, Inc. The acquisition also included ground leases covering 50,000 square feet of office space and a hotel which are not included in gross leasable area.
(2)

On May 30, 2007, we entered into a Section 1031 like-kind exchange agreement with a third party intermediary related to the acquisition of Shoppers’ World. The exchange agreement is for a maximum of 180 days and allows us to defer gains on sale of other properties sold within this period. Until the termination of this exchange agreement, the third party intermediary is the legal owner of the property, although we control the property and retain all of the economic benefits and risks associated with the property. This property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, commencing on May 30, 2007, we consolidate the property and its operations. On October 11, 2007, we sold two properties located in Forest Hills, New York which completes the Section 1031 exchange. We now own this property directly.

The following table provides a summary of significant dispositions made by us and our consolidated affiliates during the nine months ended September 30, 2007. All three properties were acquired in August 2006 by a TRS as part of a larger portfolio. The properties are classified as held for sale as of December 31, 2006, and their operations are included in discontinued operations for all periods presented.

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

On October 11, 2007, we sold two properties located in Forest Hills, New York for $33.2 million, resulting in a net gain of approximately $19.0 million. The properties are classified as held for sale and their operations are included in discontinued operations for all periods presented.

The revenues from all properties included in discontinued operations were $4.4 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively, and $0.7 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively.

The following table provides a summary of acquisitions made by our unconsolidated real estate partnership during the nine months ended September 30, 2007:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
February 15, 2007	Free State Shopping Center	Bowie, MD	278,000	$64.1
February 20, 2007	Lake Barcroft Shopping Center(1)	Falls Church, VA	9,000	6.0

	Total		287,000	$70.1

(1)	The property acquired is adjacent to and operated as part of Barcroft Plaza which is also owned by our unconsolidated real estate partnership.

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

Because of particular facts and circumstances that we became knowledgeable of during the third quarter of 2007, we reassessed our initial warranty reserve covering the particular damages related to defects in certain fixtures which were upgraded during the condominium conversion. Based on current estimates, we believe the range of possible incremental expense is between $2.9 million and $8.3 million, net of taxes of $2.2 million and $3.2 million, respectively. The full extent of damages and required repairs on any particular unit cannot be determined until after work on that unit begins. To date, we have completed the repairs in only a limited number of units. The extent of the damages encountered in those units, and the resulting costs to repair, varied considerably. Accordingly, our current estimates are based on limited and varying actual costs. We are continuing our evaluation of this matter and we have increased our reserve by $2.9 million to the low end of our estimated potential obligation related to these particular damages. This range excludes any amounts we may recover from insurance or the consultants that perform such work. In the event that our evaluation allows us to develop a better estimate of these damages, we will accrue such amount. This increase reduces our gain on sale of condominium units which were sold during 2005 and 2006. The increase in the reserve is included in “Loss on sale of real estate from discontinued operations”. The warranty reserve is included in accounts payable and accrued expenses. Although we consider the warranty reserves to be adequate, there can be no assurance that the reserve will prove to be adequate over time to cover losses due to the difference between the assumptions used to estimate the warranty reserves and actual losses.

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

On April 10, 2007, our unconsolidated real estate partnership entered into a mortgage note for approximately $4.2 million. The mortgage note is secured by the Lake Barcroft property which was acquired in February 2007 and by Barcroft Plaza. The Lake Barcroft property is adjacent to and operated as part of Barcroft Plaza. The note matures on July 1, 2016, bears interest at 5.71% per annum and requires monthly payments of interest only.

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

On August 1, 2007, we announced a regular quarterly cash dividend of $0.61 per share on our common shares, resulting in an indicated annual rate of $2.44 per share. The regular common dividend was payable on October 15, 2007, to common shareholders of record as of September 21, 2007.

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces as leases on these spaces expire. We anticipate investments in redevelopment projects of approximately $110 million and $100 million to stabilize in 2007 and 2008, respectively. As redevelopment properties are completed, spaces that were out of service begin generating revenue; in addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases. For example, leases signed in 2005, 2006 and year-to-date 2007 on spaces for which there was a previous tenant have on average been renewed at double digit cash basis base rent increases. On spaces where the tenant leases are expiring over the next few years, our analysis of current market rents as compared to rents on the existing leases leads us to expect that the base rents on new leases will have double-digit weighted average increases over the cash basis base rents currently in place.

At September 30, 2007, the leasable square feet in our shopping centers was 95.1% occupied and 96.4% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

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

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

			Change
	2007	2006	Dollars	%
	(Dollar amounts in thousands)
Rental income	$360,655	$319,673	$40,982	12.8%
Other property income	9,645	5,747	3,898	67.8%
Mortgage interest income	3,386	3,778	(392)	-10.4%

Total property revenue	373,686	329,198	44,488	13.5%
Rental expenses	76,002	63,242	12,760	20.2%
Real estate taxes	36,320	32,651	3,669	11.2%

Total property expenses	112,322	95,893	16,429	17.1%

Property operating income	261,364	233,305	28,059	12.0%
Other interest income	994	2,088	(1,094)	-52.4%
Income from real estate partnership	1,120	533	587	110.1%
Interest expense	(89,577)	(75,110)	(14,467)	19.3%
General and administrative expense	(18,271)	(15,747)	(2,524)	16.0%
Depreciation and amortization	(78,543)	(71,808)	(6,735)	9.4%

Total other, net	(184,277)	(160,044)	(24,233)	15.1%

Income from continuing operations before minority interests	77,087	73,261	3,826	5.2%
Minority interests	(4,309)	(3,483)	(826)	23.7%
Income from discontinued operations	1,642	627	1,015	161.9%
(Loss) gain on sale of real estate from discontinued operations	(1,051)	16,425	(17,476)	-106.4%
Gain on sale of real estate	—	7,441	(7,441)	-100.0%

Net income	$73,369	$94,271	$(20,902)	-22.2%

Property Revenues

Total property revenue increased $44.5 million, or 13.5%, to $373.7 million in the nine months ended September 30, 2007 compared to $329.2 million in the nine months ended September 30, 2006. The percentage leased at our shopping centers decreased to 96.4% at September 30, 2007 compared to 97.3% at September 30, 2006 due primarily to vacancies caused by the Chapter 7 liquidation of Tower Records during the fourth quarter of 2006 and CompUSA during 2007. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $41.0 million, or 12.8%, to $360.7 million in the nine months ended September 30, 2007 compared to $319.7 million in the nine months ended September 30, 2006 due primarily to the following:

•	an increase of $24.8 million attributable to properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	an increase of $8.6 million at same-center properties due to increased rental rates on new leases and increased cost recoveries,

•	an increase of $6.9 million at redevelopment properties due to increased occupancy, increased rental rates on new leases and increased cost recoveries,

•	an increase of $1.9 million at Santana Row residential due primarily to leasing of residential units throughout 2006,

offset by

•	a decrease of $0.8 million related to the sale of Greenlawn Plaza to our unconsolidated real estate partnership in June 2006.

Other Property Income

Other property income increased $3.9 million, or 67.8%, to $9.6 million in the nine months ended September 30, 2007 compared to $5.7 million in the nine months ended September 30, 2006. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is due primarily to an increase in lease and other termination fees at same-center properties.

Mortgage Interest Income

Mortgage interest income decreased $0.4 million, or 10.4%, to $3.4 million in the nine months ended September 30, 2007 compared to $3.8 million in the nine months ended September 30, 2006. This decrease is primarily due to an amendment of our $17.7 million secondary mortgage note receivable secured by a hotel at our Santana Row project in San Jose, California which was executed on August 4, 2006 and decreased the interest rate from 14% per annum to 9% per annum.

Property Expenses

Total property expenses increased $16.4 million, or 17.1%, to $112.3 million in the nine months ended September 30, 2007 compared to $95.9 million in the nine months ended September 30, 2006. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $12.8 million, or 20.2%, to $76.0 million in the nine months ended September 30, 2007 compared to $63.2 million in the nine months ended September 30, 2006. This increase is due primarily to the following:

•	an increase of $4.3 million attributable to properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	an increase of $3.1 million in repairs and maintenance at same-center and redevelopment properties due primarily to higher snow removal and maintenance costs,

•	an increase of $1.6 million in utilities at same-center and redevelopment properties,

•	an increase of $1.1 million in insurance at our same-center and redevelopment properties,

•	an increase of $0.9 million in legal fees related to the litigation at a shopping center in New Jersey and at Santana Row, and

•	an increase of $0.6 million attributable to Santana Row Residential.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 20.5% in the nine months ended September 30, 2007 from 19.4% in the nine months ended September 30, 2006.

Real Estate Taxes

Real estate tax expense increased $3.7 million, or 11.2%, to $36.3 million in the nine months ended September 30, 2007 compared to $32.7 million in the nine months ended September 30, 2006. This increase is due primarily to increased taxes of $2.7 million related to properties acquired in 2007 and 2006 and Assembly Square Mall and $1.0 million related to higher assessments at our same-center, redevelopment and Santana Row residential properties.

Property Operating Income

Property operating income increased $28.1 million, or 12.0%, to $261.4 million in the nine months ended September 30, 2007 compared to $233.3 million in the nine months ended September 30, 2006. This increase, as discussed above, is due primarily to the following:

•	earnings attributable to properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	growth in same-center earnings,

•	growth in earnings at redevelopment properties, and

•	growth in earnings at Santana Row residential.

Other

Interest Expense

Interest expense increased $14.5 million, or 19.3%, to $89.6 million in the nine months ended September 30, 2007 compared to $75.1 million in the nine months ended September 30, 2006. This increase is due primarily to the following:

•	an increase of $20.5 million due to higher borrowings to finance our acquisitions,

offset by

•	an increase of $3.6 million in capitalized interest,

•	a decrease of $2.0 million due to a lower overall weighted average borrowing rate, and

•	a decrease of $0.2 million due to lower participation on certain capital leases.

Gross interest costs were $95.6 million and $77.5 million in the nine months ended September 30, 2007 and 2006, respectively. Capitalized interest amounted to $6.0 million and $2.4 million in the nine months ended September 30, 2007 and 2006, respectively. Capitalized interest increased due primarily to development at Linden Square which was acquired in August 2006 and redevelopment at Arlington East.

General and Administrative Expense

General and administrative expense increased $2.5 million, or 16.0%, to $18.3 million in the nine months ended September 30, 2007 compared to $15.7 million in the nine months ended September 30, 2006. This is primarily due to an increase in personnel and increased share-based and other compensation expense.

Depreciation and Amortization

Depreciation and amortization expense increased $6.7 million, or 9.4%, to $78.5 million in the nine months ended September 30, 2007 from $71.8 million in the nine months ended September 30, 2006. This increase is due primarily to acquisitions and capital improvements at same-center and redevelopment properties.

Minority Interests

Income to minority partners increased $0.8 million, or 23.7%, to $4.3 million in the nine months ended September 30, 2007 compared to $3.5 million in the nine months ended September 30, 2006. This increase is due primarily to an increase in earnings at properties held in non-wholly owned partnerships and an increase in operating partnership units issued to acquire the White Marsh portfolio in March 2007.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $1.6 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively, represents the operating income for the period during which we owned properties sold or to be sold in 2007 and 2006.

(Loss) Gain on Sale of Real Estate From Discontinued Operations

The loss on sale of real estate from discontinued operations of $1.1 million during the nine months ended September 30, 2007 is due to a $2.9 million increase in the warranty reserve, net of taxes, related to condominiums sold in 2006 and 2005 at

Santana Row partially offset by a gain on sale of $1.8 million primarily related to the sales of Bath Shopping Center, Key Road Plaza, and Riverside Plaza. The gain on sale of real estate from discontinued operations of $16.4 million for the nine months ended September 30, 2006, was due to the sale of condominiums at Santana Row.

Gain on Sale of Real Estate

The gain on sale of real estate includes properties which we maintained continuing involvement through our unconsolidated real estate partnership. No properties were sold in 2007 for which we maintained continuing involvement. One property, Greenlawn Plaza, was sold in 2006 to our unconsolidated real estate partnership, which resulted in a $7.4 million gain.

Segment Results

We operate our business on an asset management model, where asset management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of asset managers, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the nine months ended September 30, 2007 and 2006. The results of properties classified as discontinued operations have been excluded for rental income, total revenue and property operating income from the following table.

	Nine Months Ended September 30,
	2007	2006
	(In thousands, except percentages and square feet)
East
Rental income	$283,594	$248,030
Total revenue	$292,852	$253,505
Property operating income (1)	$208,432	$183,105
Property operating income as a percent of total revenue	71.2%	72.2%
Total assets	$1,947,507	$1,629,636
Gross leasable area (square feet)	16,879	15,945
West
Rental income	$77,061	$71,643
Total revenue	$80,834	$75,693
Property operating income (1)	$52,932	$50,200
Property operating income as a percent of total revenue	65.5%	66.3%
Total assets	$877,934	$875,512
Gross leasable area (square feet)	2,628	2,605

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $35.6 million, or 14.3%, to $283.6 million in the nine months ended September 30, 2007 compared to $248.0 million in the nine months ended September 30, 2006 due primarily to the following:

•	an increase of $24.3 million attributable to properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	an increase of $7.4 million at same-center properties due to increased rental rates on new leases and increased cost recoveries,

•	an increase of $5.1 million at redevelopment properties

offset by

•	a decrease of $0.8 million related to the sale of Greenlawn Plaza to our unconsolidated real estate partnership in June 2006.

Property operating income for the East region increased $25.3 million due primarily to the increase in rental income discussed above and an increase in lease and other termination fees. These increases in income were partially offset by a $10.1 million increase in rental expense due to the acquisition of properties, increased snow removal costs, repairs and maintenance costs, insurance costs, and additional legal costs and a $3.9 million increase in real estate taxes due primarily to the acquisition of properties and higher assessments on our same-center and redevelopment properties. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 71.2% in the nine months ended September 30, 2007 from 72.2% in the nine months ended September 30, 2006.

West

Rental income for the West region increased $5.4 million, or 7.6%, to $77.1 million in the nine months ended September 30, 2007 from $71.6 million in the nine months ended September 30, 2006 due primarily to the following:

•	an increase of $3.0 million at Santana Row due to leasing residential units throughout 2006, increased retail occupancy and increased rental rates on new retail leases, and

•	an increase of $1.8 million at redevelopment projects.

Property operating income for the West region increased $2.7 million due primarily to the increase in rental income discussed above partially offset by a $2.4 million increase in rental expense and real estate taxes primarily at Santana Row and a $0.4 million decrease in mortgage interest income due to an amendment of our $17.7 million mortgage note receivable secured by a hotel at our Santana Row project in San Jose, California, which was executed on August 14, 2006 and decreased the interest rate from 14% per annum to 9% per annum. As a result of these changes, the ratio of property operating income to total revenue for the West region decreased to 65.5% in the nine months ended September 30, 2007 from 66.3% in the nine months ended September 30, 2006.

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

			Change
	2007	2006	Dollars	%
	(Dollar amounts in thousands)
Rental income	$123,559	$109,371	$14,188	13.0%
Other property income	4,650	1,787	2,863	160.2%
Mortgage interest income	1,129	1,107	22	2.0%

Total property revenue	129,338	112,265	17,073	15.2%
Rental expenses	26,502	20,768	5,734	27.6%
Real estate taxes	12,985	11,602	1,383	11.9%

Total property expenses	39,487	32,370	7,117	22.0%

Property operating income	89,851	79,895	9,956	12.5%
Other interest income	313	1,495	(1,182)	-79.1%
Income from real estate partnership	473	196	277	141.3%
Interest expense	(30,533)	(26,076)	(4,457)	17.1%
General and administrative expense	(6,631)	(6,265)	(366)	5.8%
Depreciation and amortization	(26,071)	(23,722)	(2,349)	9.9%

Total other, net	(62,449)	(54,372)	(8,077)	14.9%

Income from continuing operations before minority interests	27,402	25,523	1,879	7.4%
Minority interests	(1,629)	(1,086)	(543)	50.0%
Income from discontinued operations	642	452	190	42.0%
(Loss) gain on sale of real estate from discontinued operations	(2,900)	95	(2,995)	-3,152.6%

Net income	$23,515	$24,984	$(1,469)	-5.9%

Property Revenues

Total property revenue increased $17.1 million, or 15.2%, to $129.3 million in the three months ended September 30, 2007 compared to $112.3 million in the three months ended September 30, 2006. The percentage leased at our shopping centers decreased slightly to 96.4% at September 30, 2007 compared to 97.3% at September 30, 2006 due primarily to vacancies caused by the Chapter 7 liquidation of Tower Records during the fourth quarter of 2006 and CompUSA during 2007. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $14.2 million, or 13.0%, to $123.6 million in the three months ended September 30, 2007 compared to $109.4 million in the three months ended September 30, 2006 due primarily to the following:

•	an increase of $10.6 million attributable to properties acquired in 2007 and 2006,

•	an increase of $2.5 million at same-center properties due to increased rental rates on new leases and increased cost recoveries,

•	an increase of $1.1 million at redevelopment properties due to increased occupancy, increased rental rates on new leases and increased cost recoveries, and

•	an increase of $0.3 million at Santana Row residential due primarily to leasing of residential units throughout 2006.

Other Property Income

Other property income increased $2.9 million, or 160.2%, to $4.7 million in the three months ended September 30, 2007 compared to $1.8 million in the three months ended September 30, 2006. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is due primarily to an increase in lease and other termination fees at same-center properties.

Property Expenses

Total property expenses increased $7.1 million, or 22.0%, to $39.5 million in the three months ended September 30, 2007 compared to $32.4 million in the three months ended September 30, 2006. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $5.7 million, or 27.6%, to $26.5 million in the three months ended September 30, 2007 compared to $20.8 million in the three months ended September 30, 2006. This increase is due primarily to the following:

•	an increase of $1.7 million attributable to properties acquired in 2007 and 2006,

•	an increase of $1.3 million in repairs and maintenance and insurance at same-center and redevelopment properties,

•	an increase of $0.7 million in utility costs at same-center and redevelopment properties,

•	an increase of $0.7 million in bad debt expense at same-center and redevelopment properties due to recoveries in 2006 of receivables previously considered uncollectible, and

•	an increase of $0.3 million in legal fees related to the litigation at a shopping center in New Jersey and at Santana Row.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 20.7% in the three months ended September 30, 2007 from 18.7% in the three months ended September 30, 2006.

Real Estate Taxes

Real estate tax expense increased $1.4 million, or 11.9%, to $13.0 million in the three months ended September 30, 2007 compared to $11.6 million in the three months ended September 30, 2006. This increase is due primarily to increased taxes of $1.5 million related to properties acquired in 2007 and 2006.

Property Operating Income

Property operating income increased $10.0 million, or 12.5%, to $89.9 million in the three months ended September 30, 2007 compared to $79.9 million in the three months ended September 30, 2006. This increase is due primarily to the following:

•	earnings attributable to properties acquired in 2007 and 2006,

•	growth in same-center earnings, and

•	growth in earnings at redevelopment properties.

Other

Interest Expense

Interest expense increased $4.5 million, or 17.1%, to $30.5 million in the three months ended September 30, 2007 compared to $26.1 million in the three months ended September 30, 2006. This increase is due primarily to the following:

•	an increase of $6.9 million due to higher borrowings to finance our acquisitions, offset by

•	a decrease of $1.5 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.9 million in capitalized interest.

Gross interest costs were $32.5 million and $27.1 million in the three months ended September 30, 2007 and 2006, respectively. Capitalized interest amounted to $1.9 million and $1.1 million in the three months ended September 30, 2007 and 2006, respectively. Capitalized interest increased due primarily to development at Linden Square which was acquired in August 2006 and redevelopment at Arlington East.

General and Administrative Expense

General and administrative expense increased $0.4 million, or 5.8%, to $6.6 million in the three months ended September 30, 2007 compared to $6.3 million in the three months ended September 30, 2006. This is primarily due to an increase in personnel, wages and legal costs.

Depreciation and Amortization

Depreciation and amortization expense increased $2.3 million, or 9.9%, to $26.1 million in the three months ended September 30, 2007 from $23.7 million in the three months ended September 30, 2006. This increase is due primarily to acquisitions and capital improvements at same-center and redevelopment properties.

Minority Interests

Income to minority partners increased $0.5 million, or 50.0%, to $1.6 million in the three months ended September 30, 2007 compared to $1.1 million in the three months ended September 30, 2006. This increase is due primarily to an increase in earnings at properties held in non-wholly owned partnerships and an increase in operating partnership units issued to acquire the White Marsh portfolio in March 2007.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.6 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively, represents the operating income for the period during which we owned properties sold or to be sold in 2007 and 2006.

(Loss) Gain on Sale of Real Estate from Discontinued Operations

The loss on sale of real estate from discontinued operations of $2.9 million during the three months ended September 30, 2007 relates to an increase in the warranty reserve for condominiums sold in 2006 and 2005 at Santana Row. The gain of $0.1 million during the three months ended September 30, 2006 is related to the sale of condominiums at Santana Row.

Segment Results

We operate our business on an asset management model, where asset management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of asset managers, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the three months ended September 30, 2007 and 2006. The results of properties classified as discontinued operations have been excluded for rental income, total revenue and property operating income from the following table.

	Three Months Ended September 30,
	2007	2006
	(In thousands, except percentages and square feet)
East
Rental income	$98,072	$85,207
Total revenue	$102,417	$86,884
Property operating income (1)	$72,583	$63,484
Property operating income as a percent of total revenue	70.9%	73.1%
Total assets	$1,947,507	$1,629,636
Gross leasable area (square feet)	16,879	15,945
West
Rental income	$25,487	$24,164
Total revenue	$26,921	$25,381
Property operating income (1)	$17,268	$16,411
Property operating income as a percent of total revenue	64.1%	64.7%
Total assets	$877,934	$875,512
Gross leasable area (square feet)	2,628	2,605

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $12.9 million, or 15.1%, to $98.1 million in the three months ended September 30, 2007 compared to $85.2 million in the three months ended September 30, 2006 due primarily to the following:

•	an increase of $10.4 million attributable to properties acquired in 2007 and 2006,

•	an increase of $2.1 million at same-center properties due to increased rental rates on new leases and increased cost recoveries,

•	an increase of $0.7 million at redevelopment properties.

Property operating income for the East region increased $9.1 million due primarily to the increase in rental income discussed above and an increase in lease and other termination income. These increases in income were partially offset by a $4.7 million increase in rental expense due to the acquisition of properties and increases in expenses at same-center and redevelopment properties, and a $1.7 million increase in real estate taxes due primarily to the acquisition of properties and higher assessments on our same-center and redevelopment properties. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 70.9% in the three months ended September 30, 2007 from 73.1% in the three months ended September 30, 2006.

West

Rental income for the West region increased $1.3 million, or 5.5%, to $25.5 million in the three months ended September 30, 2007 from $24.2 million in the three months ended September 30, 2006 due primarily to the following:

•	an increase of $0.5 million at Santana Row due to leasing residential units throughout 2006, increased retail occupancy, and increased rental rates on new retail leases, and

•	an increase of $0.5 million at redevelopment projects.

Property operating income for the West region increased $0.9 million due primarily to the increase in rental income discussed above partially offset by a $0.7 million increase in rental expenses and real estate taxes. As a result of these changes, the ratio of property operating income to total revenue for the West region decreased to 64.1% in the three months ended September 30, 2007 from 64.7% in the three months ended September 30, 2006.

Subsequent Event

On October 26, 2007, we acquired the fee interest in Mid-Pike Plaza located in Rockville, Maryland and Huntington Shopping Center located in Huntington, New York. Prior to the acquisition, we had a leasehold interest in these properties and a capital lease obligation. In addition, on October 26, 2007, we sold our leasehold interest in six properties, Allwood, Blue Star, Brunswick, Clifton, Hamilton and Rutgers Shopping Centers, located in New Jersey. The capital lease obligations of all 8 of the properties totaling $76.5 million at September 30, 2007, were extinguished as part of the transactions.

New Accounting Standards Implemented

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 was issued to reduce the diversity in practice associated with certain aspects of recognition, disclosure and measurement related to accounting for uncertain income tax positions. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows. We recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2003. As of September 30, 2007, we had no material unrecognized tax benefits.

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

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. We may, from time to time, seek to obtain funds by the following means:

•	additional equity offerings,

•	unsecured debt financing and/or mortgage financings, and

•	other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative capital structure.

The following factors could affect our ability to meet our liquidity requirements:

•	we may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•

restrictions in our debt instruments or preferred stock equity may prohibit us from incurring debt or issuing equity under certain circumstances, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

We seek to maintain a laddered maturity schedule of debt maturities such that a disproportionate amount of debt maturities does not occur in any one year. Consistent therewith, we have less than $175 million of debt maturities occurring through December 31, 2008 and despite the current turmoil in the credit markets, we believe that we will be able to refinance these maturities at interest rates not materially higher than currently being paid on this debt.

Cash and cash equivalents were $10.3 million at September 30, 2007, which is a $1.2 million decrease from the balance of cash and cash equivalents at December 31, 2006. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300.0 million unsecured revolving credit facility that matures July 27, 2010, subject to a one-year extension at our option. We intend to utilize our revolving credit facility to initially finance the acquisition of properties and meet other short-term working capital requirements.

Summary of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash provided by operating activities	$158,734	$140,455
Cash used in investing activities	(130,063)	(233,282)
Cash (used in) provided by financing activities	(29,885)	150,612

(Decrease) increase in cash and cash equivalents	(1,214)	57,785
Cash and cash equivalents, beginning of year	11,495	8,639

Cash and cash equivalents, end of period	$10,281	$66,424

Net cash provided by operating activities increased $18.3 million to $158.7 million during the nine months ended September 30, 2007 from $140.5 million during the nine months ended September 30, 2006. The increase was primarily attributable to:

•	$10.5 million higher net income before gain on sale of real estate, equity in income from real estate partnership, depreciation and amortization, minority interest, and other non-cash expenses, and

•	$7.8 million decrease in cash used for working capital due primarily to higher accounts payable and lower prepaid balances.

Net cash used in investing activities decreased $103.2 million to $130.1 million during the nine months ended September 30, 2007 from $233.3 million during the nine months ended September 30, 2006. The decrease was primarily attributable to:

•	$174.7 million decrease in acquisitions of real estate, and

•	$0.9 million increase in repayments of mortgage and note receivable partially offset by

•	$30.5 million decrease in proceeds from the sale of real estate,

•	$26.0 million increase in capital expenditures primarily for development and redevelopment activities,

•	$15.5 million increase in contributions to our unconsolidated real estate partnership due to additional acquisitions by the real estate partnership, and

•	$0.8 million increase in leasing costs.

Net cash used in financing activities increased $180.5 million to $29.9 million during the nine months ended September 30, 2007 from $150.6 million provided during the nine months ended September 30, 2006. The increase was primarily attributable to:

•	$376.2 million in net proceeds from the issuance of senior debentures in 2006,

•	$149.2 million in net proceeds from the issuance of common shares in a public offering in 2006, and

•	$1.1 million increase in distributions to minority interests partially offset by

•	$250.3 million repayment of three-year and five-year term loans in 2006,

•	$49.5 million increase in net borrowings on our revolving credit facility,

•	$40.5 million repayment of senior debentures in 2006, and

•

$10.7 million decrease in dividends paid to shareholders due primarily to $10.6 million of special common dividends paid in 2006 and a $8.4 million decrease in preferred share dividends offset by an increase in the common dividend rate in 2007.

Off-Balance Sheet Arrangements

We are joint venture partners in eight restaurants at Santana Row. Our investment balance in the restaurant joint ventures was approximately $8.1 million and $8.6 million at September 30, 2007 and December 31, 2006, respectively. Our equity in earnings from the restaurant joint ventures was $1.6 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively.

In July 2004, we entered into a joint venture arrangement (“the Partnership”) by forming a limited partnership with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership, and Clarion owns 70%. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method. In total, at September 30, 2007, the Partnership had $81.6 million of mortgages payable outstanding. For mortgages payable totaling $36.7 million that are secured by three properties owned by subsidiaries of the Partnership, we are the guarantor for the obligations of the joint venture which are commonly referred to as “non-recourse carve-outs.” The guarantees do not have a finite term; however, once the lenders have been repaid in accordance with the loan documents, the only likely basis for a claim on the guarantee is for loss to the lender as a result of potential future environmental liability at the properties to which the loans relate. We are not guaranteeing repayment of the debt itself. The Partnership indemnifies us for any loss we incur under these guarantees. We are currently working with these lenders to substitute the Partnership for us as the guarantor of these loans and expect to complete the substitution this year.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of September 30, 2007:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2007	Stated Interest Rate as of September 30, 2007	Maturity Date
	(Dollars in thousands)
Mortgage Loans (1)
Secured Fixed Rate
Leesburg Plaza	$9,900	$9,665	6.510%	October 1, 2008
164 E. Houston Street	345	60	7.500%	October 6, 2008
White Marsh other	Acquired	1,159	6.060%	December 31, 2008
Mercer Mall	Acquired	4,458	8.375%	April 1, 2009
Federal Plaza	36,500	33,803	6.750%	June 1, 2011
Tysons Station	7,000	6,255	7.400%	September 1, 2011
White Marsh Plaza (2)	Acquired	10,410	6.040%	April 1, 2013
Crow Canyon	Acquired	21,680	5.400%	August 11, 2013
Melville Mall	Acquired	25,250	5.250%	September 1, 2014
THE AVENUE at White Marsh	Acquired	61,281	5.460%	January 1, 2015
Barracks Road	44,300	42,149	7.950%	November 1, 2015
Hauppauge	16,700	15,889	7.950%	November 1, 2015
Lawrence Park	31,400	29,875	7.950%	November 1, 2015
Wildwood	27,600	26,260	7.950%	November 1, 2015
Wynnewood	32,000	30,446	7.950%	November 1, 2015
Brick Plaza	33,000	31,257	7.415%	November 1, 2015
Shoppers’ World	Acquired	6,010	5.910%	January 31, 2021
Mount Vernon (3)	13,250	12,041	5.660%	April 15, 2028
Chelsea	Acquired	8,285	5.360%	January 15, 2031

Subtotal		376,233
Unamortized Net Discount		(632)

Total Mortgage Loans		375,601

Notes Payable
Unsecured Fixed Rate
Perring Plaza Renovation	3,087	1,473	10.000%	January 31, 2013
Unsecured Variable Rate
Revolving credit facilities (4)	300,000	168,000	LIBOR + 0.425%	July 27, 2010
Escondido (Municipal Bonds) (5)	9,400	9,400	3.671%	October 1, 2016

Total Notes Payable		178,873

Senior Notes and Debentures
Unsecured Fixed Rate
6.125% Notes (6)	150,000	150,000	6.325%	November 15, 2007
8.75% Notes	175,000	175,000	8.750%	December 1, 2009
4.50% Notes	75,000	75,000	4.500%	February 15, 2011
6.00% Notes	175,000	175,000	6.000%	July 15, 2012
5.40% Notes	135,000	135,000	5.400%	December 1, 2013
5.65% Notes	125,000	125,000	5.650%	June 1, 2016
6.20% Notes	200,000	200,000	6.200%	January 15, 2017
7.48% Debentures (7)	50,000	50,000	7.480%	August 15, 2026
6.82% Medium Term Notes	40,000	40,000	6.820%	August 1, 2027

Subtotal		1,125,000
Unamortized Net Premium		2,567

Total Senior Notes and Debentures		1,127,567
Capital Lease Obligations
Various		152,862	Various	Various through 2106

Total Debt and Capital Lease Obligations		$1,834,903

1)	Mortgage loans do not include our 30% share ($24.5 million) of the $81.6 million debt of the partnership with Clarion Lion Properties Fund.
2)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage notes secured by this property. The loan balance represents an interest only note of $4.4 million at a rate of 6.18% and the remaining balance at a rate of 5.96%.

3)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
4)	The maximum amount drawn under our revolving credit facility during the nine and three months ended September 30, 2007 was $203 million and $200 million, respectively. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.71% and 5.79% for the nine and three months ended September 30, 2007, respectively. This credit facility is subject to a one-year extension at our option.
5)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
6)	We purchased an interest rate lock to hedge a planned note offering. A hedge loss of $1.5 million associated with this hedge is being amortized into the note offering, thereby increasing the effective interest rate on these notes to 6.325%. We are currently in the process of obtaining new financing to finance the maturity of those notes.
7)	On August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2007, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant or default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

The following is a summary of our debt maturities as of September 30, 2007:

	Secured	Capital Lease	Unsecured		Total
	(In thousands)
Reminder of 2007	$1,168	$428	$150,053		$151,649
2008	17,320	1,432	226		18,978
2009	11,232	1,626	175,250		188,108
2010	7,344	1,757	168,275	(1)	177,376
2011	44,645	1,899	75,304		121,848
2012 and thereafter (2)	294,524	145,720	734,765		1,175,009

	$376,233	$152,862	$1,303,873		$1,832,968	(3)

Our organizational documents do not limit the level or amount of debt that we may incur.

1)	Includes $168.0 million outstanding under our revolving credit facility which is subject to a one-year extension.
2)	Includes $10.0 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013 and $50 million of unsecured debt that may be called by the holders on August 15, 2008.
3)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium discount on certain mortgage loans, senior notes and debentures as of September 30, 2007.

Interest Rate Hedging

We had no hedging instruments outstanding during the nine months ended September 30, 2007. However, we may enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in the nine months ended September 30, 2007 and 2006, and we do not anticipate it will have a significant effect in the future. We had no hedging instruments outstanding during the nine months ended September 30, 2007.

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

An increase or decrease in FFO available for common shareholders does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis unless necessary for us to maintain REIT status. However, we must distribute at least 90% of our REIT taxable income (including net capital gain) to remain qualified as a REIT. Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net income	$73,369	$94,271	$23,515	$24,984
Loss (gain) on sale of real estate	1,051	(23,866)	2,900	(95)
Depreciation and amortization of real estate assets	71,910	65,452	23,651	21,570
Amortization of initial direct costs of leases	6,122	5,378	1,945	1,814
Depreciation of joint venture real estate assets	915	553	324	236

Funds from operations	153,367	141,788	52,335	48,509
Dividends on preferred stock	(307)	(8,607)	(136)	(2,869)
Income attributable to operating partnership units	923	660	279	182

Funds from operations available for common shareholders	$153,983	$133,841	$52,478	$45,822

Weighted average number of common shares, diluted (1)	56,885	53,815	57,148	54,066

Funds from operations available for common shareholders, per diluted share	$2.71	$2.49	$0.92	$0.85

(1)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive in the computation of diluted EPS for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We had no hedging instruments outstanding during the nine months ended September 30, 2007.

Interest Rate Risk

The following discusses the effect of hypothetical changes in market rates of interest on interest expense for our variable rate debt and on the fair value of our total outstanding debt, including our fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not purport to take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure.

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2007 we had $1.5 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at September 30, 2007 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $67.0 million. If interest rates on our fixed-rate debt instruments at September 30, 2007 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $74.9 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2007, we had $177.4 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $1.8 million, and our net income and cash flows for the year would decrease by approximately $1.8 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $1.8 million, and our net income and cash flows for the year would increase by approximately $1.8 million.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2003, First National Mortgage Company filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleged that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave First National Mortgage Company the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages has been set for March 2008. The complaint did not specify the amount of damages claimed. We have now received reports from our experts and the plaintiff’s experts which show potential damages ranging from $600,000 to $24 million. We cannot make a reasonable estimate of potential damages until discovery is completed on the damages issue and the court rules on various legal issues impacting the calculation of damages. We intend to appeal the jury verdict; however, no appeal of the judgment can be taken until the trial on damages has been completed. If we are not successful in overturning the jury verdict, we will be liable for damages. Depending on the amount of damages awarded, it is possible, there could be a material adverse impact on our net income in the period in which it is both probable that we will have to pay the damages and such damages can be reasonably estimated. In any event, management does not believe it will have a material impact on our financial position.

We are also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we and our management agent acted improperly by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only has been concluded and post-trial briefs have been filed, but no decision has been rendered. One of the plaintiffs in the matter has filed for bankruptcy protection and as a result, the judge in our case has stayed further proceedings in the case. If we are found liable once the stay has been lifted, a trial will be held to determine the amount of damages. Based on the information available to us, we believe there is a reasonable possibility that we will be found liable. If a verdict is rendered against us, we may seek indemnification from the third party management company that negotiated the lease on our behalf. We cannot assess with any certainty at this time the potential damages for which we would be liable if a verdict is rendered against us or the potential amounts we might recover against the third party management company; however, if a verdict is rendered against us, there may be a material adverse impact on our net income in the period during which our indemnification claim is pending.

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

Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interests of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. On August 3, 2007, we redeemed 146,248 operating partnership units for an equivalent number of our common shares. On September 14, 2007, we redeemed 30,508 operating partnership units for an equivalent number of our common shares.

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

FEDERAL REALTY INVESTMENT TRUST

October 31, 2007	/s/ DONALD C. WOOD
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

October 31, 2007	/s/ LARRY E. FINGER
Larry E. Finger,
Executive Vice President and
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8 filed on March 13, 2007, (File No. 333-142231) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November , 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.6	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; and 5.40% Notes due 2013 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.7	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1983 Stock Option Plan and 1985 Non-Qualified Stock Option Plan of Federal Realty Investment Trust (previously filed as exhibits to the Trust’s Registration Statement in Form S-8 (File No. 33-55111), filed on August 17, 1994 and incorporated herein by reference)

10.2	1985 Non-Qualified Stock Option Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description
10.3	1991 Share Purchase Plan (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 1-07533) and incorporated herein by reference)

10.4	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.5	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.6	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.7	Performance Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.8	Restricted Share Award Agreement dated as of February 9, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 1999 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.10	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.11	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.12	Amendment to Restricted Share Award Agreement dated December 8, 2000 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) (the “2000 Form 10-K”) and incorporated herein by reference)

10.13	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the 2000 Form 10-K and incorporated herein by reference)

10.14	Restricted Share Award Agreement dated as of February 15, 2000 between the Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) (the “2001 Form 10-K”) and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the 2001 Form 10-K and incorporated herein by reference)

10.16	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.17	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) (the “2002 2Q Form 10-Q”) and incorporated herein by reference)

10.18	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Combined Incentive and Non-Qualified Stock Option Agreement dated February 28, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.20	Performance Share Award Agreement between the Trust and Donald C. Wood dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.21	Performance Share Award Agreement between the Trust and Jeffrey S. Berkes dated February 28, 2002 (previously filed as a portion of Exhibit 10 to the 2002 2Q Form 10-Q and incorporated herein by reference)

10.22	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 (the “2002 3Q Form 10-Q”) and incorporated herein by reference)

10.23	Amendment to Stock Option Agreement dated August 15, 2002 between Federal Realty Investment Trust and Jeffrey S. Berkes (previously filed as a portion of Exhibit 10 to the 2002 3Q Form 10-Q and incorporated herein by reference)

10.24	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.25	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Don Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.26	Severance Agreement between the Trust and Dawn Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.27	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.28	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.29	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.30	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.31	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.32	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.33	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1) to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

10.34	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the 2007 2Q Form 10-Q and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)