Form 10-K
period 2007-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2008-02-27
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007

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

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 30, 2007 was $4.4 billion.

The number of Registrant’s common shares outstanding on February 22, 2008 was 58,754,117.

FEDERAL REALTY INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for Registrant’s 2008 annual meeting of shareholders to be held in May 2008 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS

References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.

General

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2007, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 82 predominantly retail real estate projects comprising approximately 18.2 million square feet. In total, these 82 real estate projects were 96.7% leased at December 31, 2007. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2007. In total, the joint venture properties in which we own an interest were 98.3% leased at December 31, 2007. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 40 consecutive years. Revenue, property operating income, and other financial information of each reportable segment are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the financial statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

We were founded in 1962 as a real estate investment trust under the laws of the District of Columbia and re-formed as a real estate investment trust in the state of Maryland in 1999. Our principal executive offices are located at 1626 East Jefferson Street, Rockville, Maryland 20852 and our telephone number is (301) 998-8100. Our Web site address is www.federalrealty.com. The information contained on our Web site is not a part of this report.

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

Our investments primarily fall into one of the following five categories:

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

•	developing the retail portions of mixed-use properties and developing other portions of mixed-use properties we already own; and

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

Employees

At February 22, 2008, we had 301 full-time employees and 155 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row, which occurred between August 2005 and August 2006, and the sales of Bath Shopping Center, Key Road Plaza and Riverside Plaza in 2007 were conducted through a TRS. In 2007, 2006, and 2005, our TRS incurred approximately $1.5 million, $2.4 million and $3.5 million, respectively, of income taxes.

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

Retailers at our properties also face increasing competition from outlet stores, discount shopping clubs, superstores, and other forms of marketing of goods and services, such as direct mail, electronic commerce and telemarketing. This competition could contribute to lease defaults and insolvency of tenants.

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

As of December 31, 2007, we had approximately $1.6 billion of debt outstanding. Of that outstanding debt, approximately $349.4 million was secured by 18 of our properties and approximately $76.1 million represented capital lease obligations on four of our properties. In addition, we own a 30% interest in a joint venture that had $81.5 million of debt secured by six properties as of December 31, 2007. Approximately $1.4 billion (87%) of our debt as of December 31, 2007, which includes all of our property secured debt and our capital lease obligations, is fixed rate debt. Our joint venture’s debt of $81.5 million is also fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. We do not have a policy limiting the ratio of our debt to total capitalization or assets. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions, redevelopments and other appropriate business opportunities that may arise in the future;

•	limit our ability to make distributions on our outstanding common shares and preferred shares;

•	make it difficult to satisfy our debt service requirements;

•	require us to dedicate increased amounts of our cash flow from operations to payments on fixed rate debt upon refinancing or on our variable rate, unhedged debt, if interest rates rise;

•	limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business;

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

As of December 31, 2007, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

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

In addition to the risks associated with real estate investment in general as described elsewhere, the risks associated with our remaining development activities include:

•	significant time lag between commencement and completion subjects us to greater risks due to fluctuations in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction costs, including labor and material costs; and

•

possible delay in completion of a project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or acts of God (such as fires, earthquakes or floods).

Redevelopments and acquisitions may fail to perform as expected.

Our investment strategy includes the redevelopment and acquisition of community and neighborhood shopping centers in densely populated areas with high average household incomes and significant barriers to adding competitive retail supply. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

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

Of our approximately $1.6 billion of debt outstanding as of December 31, 2007, approximately $209.4 million bears interest at variable rates and was unhedged. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. Although we have in the past and may in the future enter into hedging arrangements or other transactions as to a portion of our variable rate debt to limit our exposure to rising interest rates, the amounts we are required to pay under the variable rate debt to which the hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost of refinancing or issuing additional debt securities or preferred shares.

Our performance and value are subject to general risks associated with the real estate industry.

Our economic performance and the value of our real estate assets, and, consequently, the value of our investments, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. As a real estate company, we are susceptible to the following real estate industry risks:

•	economic downturns in general, or in the areas where our properties are located;

•	adverse changes in local real estate market conditions, such as an oversupply or reduction in demand;

•	changes in tenant preferences that reduce the attractiveness of our properties to tenants;

•	zoning or regulatory restrictions;

•	decreases in market rental rates;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	costs associated with the need to periodically repair, renovate and re-lease space; and

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

Our organizational documents do not limit the amount of funds that we may invest in properties and assets jointly with other persons or entities and as of February 22, 2008, excluding our joint venture with Clarion Lion Properties Fund, we hold ten predominantly retail real estate projects jointly with other persons. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, and that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives. Although we hold the managing general partnership or membership interest in all of our existing co-investments as of February 22, 2008, we must obtain the consent of the co-investor or meet defined criteria to sell or to finance three of these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.

In addition, on July 1, 2004, we entered into a joint venture with affiliates of Clarion Lion Properties Fund for purposes of acquiring properties. Although we are the managing general partner of that entity, we have only a 30% ownership interest in that entity. Our partner’s consent is required to take certain actions with respect to the properties acquired by the venture, and as a result, we may not be able to take actions that we believe are necessary or desirable to protect or increase the value of the property or the property’s income stream. Pursuant to the terms of our partnership, we must obtain our partner’s consent to do the following:

•	enter into new anchor tenant leases, modify existing anchor tenant leases or enforce remedies against anchor tenants;

•	make certain repairs, renovations or other changes or improvements to properties; and

•	sell or finance the property with secured debt.

The terms of our partnership require that certain acquisition opportunities be presented first to the joint venture, which limits our ability to acquire properties for our own account which could, in turn, limit our ability to grow. Our investment in this joint venture is also subject to the risks described above for jointly owned investments. As of December 31, 2007, this joint venture owned seven properties.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

General

As of December 31, 2007, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 82 predominantly retail real estate projects comprising approximately 18.2 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as California. No single property accounted for over 10% of our 2007 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

We operate our business on an asset management model, where asset management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: the East and West. Property management teams consist of asset managers, leasing agents, development staff and financial personnel each of whom has responsibility for a distinct portfolio.

Tenant Diversification

As of December 31, 2007, we had approximately 2,400 leases, with tenants ranging from sole proprietors to major national retailers. No one tenant or affiliated group of tenants accounted for more than 2.5% of our annualized base rent as of December 31, 2007. As a result of our tenant diversification, we believe our exposure to any recent and future bankruptcy filing in the retail sector has not been and will not be significant.

Geographic Diversification

Our 82 real estate projects are located in 12 states and the District of Columbia. The following table shows, by region and state within the region, the number of projects, the gross leasable area of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2007.

Region and State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
East region
Maryland	17	3,809,000	20.9%
Virginia	15	3,607,000	19.8%
Pennsylvania(1)	11	2,394,000	13.2%
Massachusetts	7	1,651,000	9.1%
New Jersey	4	1,384,000	7.6%
New York	5	1,110,000	6.1%
Illinois	4	757,000	4.2%
Connecticut	2	315,000	1.7%
Michigan	1	217,000	1.2%
District of Columbia	2	168,000	0.9%
North Carolina	1	156,000	0.8%

Total East region	69	15,568,000	85.5%

West region
California	12	2,450,000	13.5%
Texas	1	177,000	1.0%

Total West region	13	2,627,000	14.5%

Total all regions	82	18,195,000	100.0%

(1)	Additionally, we own two participating mortgages totaling approximately $28.3 million secured by multiple buildings in Manayunk, Pennsylvania.

Leases, Lease Terms and Lease Expirations

Our leases are classified as operating leases and typically are structured to require the monthly payment of minimum rents in advance, subject to periodic increases during the term of the lease, percentage rents based on the level of sales achieved by tenants, and reimbursement of a majority of on-site operating expenses and real estate taxes. These features in our leases reduce our exposure to higher costs and allow us to participate in improved tenant sales.

Commercial property leases generally range from 3 to 10 years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2007, represented approximately 3.3% of total rental revenues.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2007 for each of the 10 years beginning with 2008 and after 2017 in the aggregate, in both cases, assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2007.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2008	1,273,000	7%	$21,948,000	6%
2009	2,050,000	12%	39,036,000	11%
2010	1,623,000	9%	33,002,000	9%
2011	1,788,000	10%	43,408,000	12%
2012	1,995,000	12%	43,926,000	12%
2013	1,532,000	9%	30,912,000	9%
2014	1,148,000	7%	26,387,000	8%
2015	809,000	5%	17,209,000	5%
2016	822,000	5%	20,448,000	6%
2017	1,027,000	6%	23,194,000	7%
Thereafter	3,221,000	18%	53,580,000	15%

Total	17,288,000	100%	$353,050,000	100%

Retail and Residential Properties

The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or controlled and are consolidated as of December 31, 2007. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

EAST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
Andorra Philadelphia, PA 19128	1953	1988	267,000	99%	Acme Markets Kohl’s Staples L.A. Fitness
Assembly Square/Sturtevant Street Somerville, MA 02145	2005	2005-2007	554,000	100%	Bed, Bath & Beyond Christmas Tree Shops Kmart Staples TJ Maxx A.C. Moore Sports Authority
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	280,000	100%	Acme Markets Lord & Taylor L.A. Fitness
Barracks Road Charlottesville, VA 22905	1958	1985	488,000	100%	Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy
Bethesda Row Bethesda, MD 20814(7)	1945-1991 2001	1993-2006	477,000	92%	Barnes & Noble Giant Food Landmark Theater
Brick Plaza Brick Township, NJ 08723(6)	1958	1989	409,000	100%	A&P Supermarket Barnes & Noble AMC Loews Sports Authority
Bristol Bristol, CT 06010	1959	1995	273,000	98%	Stop & Shop TJ Maxx
Chelsea Commons Chelsea, MA 02150	1962-1969	2006-2007	196,000	91%	Sav-A-Lot Home Depot
Congressional Plaza Rockville, MD 20852(4)	1965	1965	338,000	91%	Buy Buy Baby Whole Foods Container Store
Congressional Plaza Residential Rockville, MD 20852(4)	2003	1965	146 units	90%
Courthouse Center Rockville, MD 20852(5)	1970	1997	37,000	81%
Crossroads Highland Park, IL 60035	1959	1993	173,000	89%	Golfsmith Guitar Center
Dedham Dedham, MA 02026	1959	1993	242,000	91%	Star Market
Eastgate Chapel Hill, NC 27514	1963	1986	156,000	97%	Stein Mart
Ellisburg Circle Cherry Hill, NJ 08034	1959	1992	268,000	99%	Genuardi’s Stein Mart
Falls Plaza/Falls Plaza—East Falls Church, VA 22046	1960-1962	1967-1972	144,000	99%	Giant Food CVS Staples

Retail and Residential Properties—continued

EAST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
Feasterville Feasterville, PA 19047	1958	1980	111,000	100%	Genuardi’s OfficeMax
Federal Plaza Rockville, MD 20852	1970	1989	248,000	99%	Micro Center Ross Dress For Less TJ Maxx
Finley Square Downers Grove, IL 60515	1974	1995	315,000	98%	Bed, Bath & Beyond Petsmart
Flourtown Flourtown, PA 19031	1957	1980	180,000	89%	Genuardi’s
Forest Hills Forest Hills, NY	1937-1987	1997	46,000	100%	Midway Theatre
Friendship Center Washington, D.C 20015	1998	2001	119,000	100%	Maggiano’s Borders Books Linens ‘n Things
Fresh Meadows Queens, NY 11365	1949	1997	403,000	95%	AMC Loews Filene’s Basement Kohl’s Associated Food Stores
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	209,000	99%	Bed, Bath & Beyond Borders Books Ross Dress For Less
Garden Market Western Springs, IL 60558	1958	1994	140,000	96%	Dominick’s Walgreens
Governor Plaza Glen Burnie, MD 21961	1963	1985	269,000	100%	Office Depot Bally’s Total Fitness Aldi
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	100%	Bed, Bath & Beyond Best Buy Kroger DSW
Greenwich Avenue Greenwich Avenue, CT	1993	1995	42,000	100%	Saks Fifth Avenue
Hauppauge Hauppauge, NY 11788	1963	1998	133,000	99%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007	279,000	100%	Barnes & Noble Bed, Bath & Beyond Buy Buy Baby Toys R Us
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	100%	Whole Foods
Lancaster Lancaster, PA 17601(3)	1958	1980	107,000	99%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	216,000	100%	Marshalls Redner’s Warehouse Market
Laurel Centre Laurel, MD 20707	1956	1986	386,000	99%	Giant Food Marshalls
Lawrence Park Broomall, PA 19008	1972	1980	353,000	100%	Acme Markets TJ Maxx CHI Home Goods
Leesburg Plaza Leesburg, VA 20176(5)	1967	1998	236,000	99%	Giant Food Pier 1 Imports Office Depot Petsmart

Retail and Residential Properties—continued

EAST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
Linden Square Wellesley, MA 02481	1960	2006/2007	156,000	93%	Roche Brothers Supermarket CVS Fitness Club for Women Wellesley Volkswagen, Buick
Loehmann’s Plaza Fairfax, VA 22042	1971	1983	268,000	96%	Bally’s Total Fitness Loehmann’s Dress Shop
Melville Mall Huntington, NY 11747(9)	1974	2006	248,000	100%	Waldbaum’s Marshalls Kohl’s
Mercer Mall Lawrenceville, NJ 08648(3)	1975	2003	501,000	100%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite
Mid-Pike Plaza Rockville, MD 20852	1963	1982/2007	309,000	100%	Bally’s Total Fitness Linens ‘n Things Toys R Us A.C. Moore Filene’s Basement
Mount Vernon/South Valley/7770 Richmond Hwy Alexandria, VA 22306(5)(6)	1966-1974	2003-2006	566,000	97%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels Home Depot TJ Maxx Gold’s Gym
Northeast Philadelphia, PA 19114	1959	1983	285,000	93%	Burlington Coat Factory Marshalls
North Dartmouth North Dartmouth, MA 02747	2004	2006	183,000	100%	Stop & Shop Lowe’s Home Center
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	93%	Dominick’s
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	186,000	100%	Lowes’ Home Center
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	100%	Whole Foods
Pan Am Fairfax, VA 22031	1979	1993	227,000	100%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202(6)	2001-2002	1998	296,000	100%	Harris Teeter Bed, Bath & Beyond Cost Plus World Market Bally’s Total Fitness DSW
Perring Plaza Baltimore, MD 21134	1963	1985	402,000	99%	Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Pike 7 Plaza Vienna, VA 22180(5)	1968	1997	164,000	100%	DSW Staples TJ Maxx
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	100%	TJ Maxx Hannaford

Retail and Residential Properties—continued

EAST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
Quince Orchard Gaithersburg, MD 20877(6)	1975	1993	253,000	98%	Circuit City Magruders Staples
Rockville Town Square Rockville, MD 20852	2006-2007	2006-2007	182,000	100%	CVS Gold’s Gym
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings	1960	1971	282 units	96%
Sam’s Park & Shop Washington, DC 20008	1930	1995	49,000	90%	Petco
Saugus Plaza Saugus, MA 01906	1976	1996	171,000	94%	Kmart Super Stop & Shop
Village at Shirlington Arlington, VA 22206(11)	1940	1995	245,000	99%	AMC Loews Carlyle Grand Café Harris Teeter
Shoppers’ World Charlottesville, VA 23230	1975-2001	2007	170,000	96%	Whole Foods Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	71%	Talbots
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	88%	Giant Food Rite Aid
Troy Parsippany-Troy, NJ 07054	1966	1980	207,000	88%	Pathmark A.C. Moore
Tysons Station Falls Church, VA 22043	1954	1978	49,000	100%	Trader Joes
THE AVENUE at White Marsh Baltimore, MD 21236(5)	1997	2007	298,000	98%	AMC Loews Old Navy Barnes & Noble A.C. Moore
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	98%	Giant Food
White Marsh Other Baltimore, MD 21236	1985	2007	52,000	100%
Wildwood Bethesda, MD 20814	1958	1969	85,000	98%	CVS Balducci’s
Willow Grove Willow Grove, PA 19090	1953	1984	215,000	99%	Barnes & Noble Marshalls Toys R Us
Shops at Willow Lawn Richmond, VA 23230	1957	1983	476,000	91%	Kroger Old Navy Ross Staples
Wynnewood Wynnewood, PA 19096	1948	1996	255,000	96%	Bed, Bath & Beyond Borders Books Genuardi’s Old Navy

Total East Region—Retail			15,568,000	97%
Total East Region—Residential			428 units	94%

Retail and Residential Properties—continued

WEST REGION	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Percentage Leased(2)	Principal Tenant(s)
150 Post Street San Francisco, CA 94108	1965	1997	102,000	96%	Brooks Brothers H & M
Colorado Blvd Pasadena, CA(6)	1922	1996-1998	69,000	100%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA(3)	1980-2006	2005-2007	242,000	91%	Albertson’s Loehmann’s Rite Aid
Escondido Promenade Escondido, CA 92029(8)	1987	1996	222,000	98%	Toys R Us TJ Maxx Cost Plus
Fifth Avenue San Diego, CA	1888-1995	1996-1997	51,000	83%	Urban Outfitters
Hermosa Avenue Hermosa Beach, CA	1922	1997	22,000	100%
Hollywood Blvd Hollywood, CA(10)	1921-1991	1999	150,000	85%	DSW L.A. Fitness
Houston Street San Antonio, TX	1890-1935	1998	177,000	73%	Hotel Valencia
Kings Court Los Gatos, CA 95032(5)(6)	1960	1998	79,000	100%	Lunardi’s Supermarket Longs Drug Store
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	95,000	96%	Borders Books Gap Kids Banana Republic
Santana Row – Retail San Jose, CA 95128	2002	1997	562,000	100%	Crate & Barrel Borders Books Container Store Best Buy CineArts Theatre
Santana Row – Residential San Jose, CA 95128	2003-2006	1997	295 units	96%
Third Street Promenade Santa Monica, CA	1888-2000	1996-2000	211,000	98%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate Shopping Center San Jose, CA	1960-1966	2004	645,000	99%	Safeway Target Burlington Coat Factory Barnes & Noble Ross

Total West Region—Retail			2,627,000	95%
Total West Region—Residential			295 units	96%

Total All Regions—Retail			18,195,000	97%
Total All Regions—Residential			723 units	95%

(1)	Represents the physical square footage of the commercial portion of the property, which may differ from the gross leasable square footage used to express percentage leased. Some of our properties include office space which is included in this square footage but is not material in total.
(2)	Retail percentage leased is expressed as a percentage of rentable commercial square feet occupied or subject to a lease under which rent is currently payable and includes square feet covered by leases for stores not yet opened. Residential percentage leased is expressed as a percentage of units occupied or subject to a lease.
(3)	We have a leasehold interest in this property.

(4)	We own a 64.1% membership interest in this property.
(5)	We own this property in a “downREIT” structure.
(6)	All or a portion of this property is subject to a long-term ground lease.
(7)	This property contains nine buildings; six are subject to a leasehold interest, one is subject to a ground lease and two are owned 100% by us.
(8)	We own the controlling interest in this center.
(9)	On October 16, 2006, the Trust acquired control of Melville Mall through a 20 year master lease and secondary financing to the owner. The master lease includes a purchase option in 2021 for $5.0 million plus the assumption of the owner’s $25.8 million first mortgage. Because the Trust controls this property and retains substantially all of the economic benefit and risk associated with it, we consolidate this property and its operations.
(10)	We own a 90% general partnership interest in these buildings.
(11)	A portion of this property is subject to a capital lease obligation.

ITEM 3.    LEGAL PROCEEDINGS

In May 2003, First National Mortgage Company filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleged that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave First National Mortgage Company the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages has been set for April 2008. The complaint did not specify the amount of damages claimed. We have now received reports from our experts and the plaintiff’s experts which show potential damages ranging from $600,000 to $24 million. We cannot make a reasonable estimate of potential damages until discovery is completed on the damages issue and the court rules on various legal issues impacting the calculation of damages. We intend to appeal the jury verdict; however, no appeal of the judgment can be taken until the trial on damages has been completed. If we are not successful in overturning the jury verdict, we will be liable for damages. Depending on the amount of damages awarded, it is possible there could be a material adverse impact on our net income in the period in which it becomes both probable that we will have to pay the damages and such damages can be reasonably estimated. In any event, management does not believe it will have a material impact on our financial position.

We are also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we and our management agent acted improperly by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only has been concluded and post-trial briefs have been filed, but no decision has been rendered. One of the plaintiffs in the matter has filed for bankruptcy protection and as a result, the judge in our case has stayed further proceedings in the case. If we are found liable once the stay has been lifted, a trial will be held to determine the amount of damages. Based on the information available to us, we believe there is a reasonable possibility that we will be found liable. If a verdict is rendered against us, we may seek indemnification from the third party management company that negotiated the lease on our behalf. We cannot assess with any certainty at this time the potential damages for which we would be liable if a verdict is rendered against us or the potential amounts we might recover against the third party management company; however, if a verdict is rendered against us, there may be a material adverse impact on our net income in the period in which it becomes both probable that we will have to pay the damages and such damages can be reasonably estimated. In any event, management does not believe it will have a material impact on our financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange under the symbol “FRT.” Listed below are the high and low closing prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

	Price Per Share		Dividends Declared Per Share
	High	Low
2007
Fourth quarter	$95.19	$78.58	$0.610
Third quarter	$88.92	$73.82	$0.610
Second quarter	$92.59	$75.27	$0.575
First quarter	$97.12	$81.93	$0.575
2006
Fourth quarter	$87.15	$73.47	$0.575
Third quarter	$76.42	$69.37	$0.575
Second quarter	$72.43	$64.72	$0.555
First quarter	$75.38	$61.63	$0.755	(1)

(1)	Includes regular dividend of $0.555 and special dividend of $0.20 resulting from the sales of condominiums at Santana Row.

On February 22, 2008, there were 4,385 holders of record of our common shares.

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

Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 40 consecutive years.

Our total annual dividends paid per common share for 2007 and 2006 were $2.335 per share and $2.440 per share (including a $0.20 special dividend), respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2008 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Code Sec. 857(b)(3) to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are taxable to the shareholder as long-term capital gains.

The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2007	2006
Ordinary dividend	$2.174	$1.813
Ordinary dividend eligible for 15% tax rate	0.044	0.066
Return of capital	—	0.561
Capital gain	0.117	—

	$2.335	$2.440	(1)

(1)	Includes a special dividend of $0.20 resulting from the sales of condominiums at Santana Row.

Distributions on our 5.417% Series 1 Cumulative Convertible Preferred Shares were paid at the rate of $1.354 per share per annum commencing on the issuance date of March 8, 2007. We do not believe that the preferential rights available to the holders of our preferred shares or the financial covenants contained in our debt agreements had or will have an adverse effect on our ability to pay dividends in the normal course of business to our common shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

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

Recent Sales of Unregistered Shares

All equity securities sold by us during 2007 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No equity securities were purchased by us during 2007. However, 2,326 common shares were placed into treasury as a result of restricted shares forfeited by former employees.

ITEM 6.    SELECTED FINANCIAL DATA

The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended 2003 through 2006 has been reclassified to conform to the presentation for the year ended 2007.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$468,498	$414,979	$375,927	$351,101	$318,549
Property operating income(1)	$338,269	$301,574	$272,304	$245,253	$219,675
Income from continuing operations	$96,380	$90,552	$83,247	$63,755	$67,716
Gain on sale of real estate	$94,768	$23,956	$30,748	$14,052	$20,053
Net income	$195,537	$118,712	$114,612	$84,156	$94,497
Net income available for common shareholders	$195,095	$103,514	$103,137	$72,681	$75,990
Net cash provided by operating activities(2)	$214,209	$186,654	$174,941	$174,148	$136,393
Net cash used in investing activities(2)	$(151,439)	$(317,429)	$(152,730)	$(157,611)	$(98,166)
Net cash (used in) provided by financing activities(2)	$(23,574)	$133,631	$(44,047)	$(21,030)	$(26,382)
Dividends declared on common shares	$135,102	$133,066	$124,928	$101,969	$93,889
Weighted average number of common shares outstanding:
Basic	56,108	53,469	52,533	51,008	47,379
Diluted	56,543	53,962	53,050	51,547	48,619
Earnings per common share, basic:
Continuing operations	$1.71	$1.41	$1.36	$1.02	$1.04
Discontinued operations	1.77	0.39	0.60	0.40	0.56
Gain on sale of real estate	—	0.14	—	—	—

Total	$3.48	$1.94	$1.96	$1.42	$1.60

Earnings per common share, diluted:
Continuing operations	$1.70	$1.40	$1.35	$1.01	$1.04
Discontinued operations	1.75	0.38	0.59	0.40	0.55
Gain on sale of real estate	—	0.14	—	—	—

Total	$3.45	$1.92	$1.94	$1.41	$1.59

Dividends declared per common share(3)	$2.37	$2.46	$2.37	$1.99	$1.95

Other Data:
Funds from operations available to common shareholders(4)(5)	$206,762	$177,113	$163,544	$148,671	$131,257
EBITDA(6)	$417,560	$316,783	$292,465	$258,143	$243,956
Adjusted EBITDA(6)	$322,792	$292,827	$261,717	$244,091	$223,903
Ratio of EBITDA to combined fixed charges and preferred share dividends(6)(7)	3.3x	2.6x	2.7x	2.5x	2.2x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(6)(7)	2.5x	2.4x	2.4x	2.4x	2.1x

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Balance Sheet Data:
Real estate at cost	$3,452,847	$3,204,258	$2,829,321	$2,666,276	$2,470,149
Total assets	$2,989,297	$2,688,606	$2,350,852	$2,266,896	$2,141,185
Mortgage, construction loans and capital lease obligations	$450,084	$460,398	$419,713	$410,885	$414,357
Notes payable	$210,820	$109,024	$316,755	$325,051	$361,323
Senior notes and debentures	$977,556	$1,127,508	$653,675	$568,121	$532,750
Preferred stock	$9,997	$—	$135,000	$135,000	$135,000
Shareholders’ equity	$1,114,632	$784,078	$774,847	$790,534	$691,374
Number of common shares outstanding	58,646	55,321	52,891	52,137	49,201

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.
(2)	Determined in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 95, Statement of Cash Flows.
(3)	The 2006 and 2005 dividends declared per common share each include a special dividend of $0.20 resulting from the sales of condominiums at Santana Row.
(4)	Funds from Operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performances. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with the U.S. GAAP, plus depreciation and amortization of real estate assets and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	2007	2006	2005	2004	2003
	(In thousands)
Net income	$195,537	$118,712	$114,612	$84,156	$94,497
Gain on sale of real estate	(94,768)	(23,956)	(30,748)	(14,052)	(20,053)
Depreciation and amortization of real estate assets	95,565	88,649	82,752	81,649	68,202
Amortization of initial direct costs of leases	8,473	7,390	6,972	7,151	5,801
Depreciation of joint venture real estate assets	1,241	768	630	187	—

Funds from operations	206,048	191,563	174,218	159,091	148,447
Dividends on preferred stock	(442)	(10,423)	(11,475)	(11,475)	(15,084)
Income attributable to operating partnership units	1,156	748	801	1,055	1,317
Preferred stock redemption costs	—	(4,775)	—	—	(3,423)

Funds from operations available for common shareholders	$206,762	$177,113	$163,544	$148,671	$131,257

(5)	Includes $3.1 million and $8.0 million of insurance recoveries in 2004 and 2003, respectively, attributable to rental income lost at Santana Row as a result of the August 2002 fire. Insurance recoveries received in 2005 were insignificant.
(6)	The SEC has stated that EBITDA is a non-GAAP measure as calculated in the table below. Adjusted EBITDA is a non-GAAP measure that means net income or loss plus net interest expense, income taxes, depreciation and amortization, gain or loss on sale of real estate and impairments of real estate if any. Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our ability to service debt and because it approximates a key covenant in material notes. Adjusted EBITDA should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.

The reconciliation of Adjusted EBITDA to net income for the periods presented is as follows:

	2007	2006	2005	2004	2003
	(In thousands)
Net income	$195,537	$118,712	$114,612	$84,156	$94,497
Depreciation and amortization	105,966	97,879	91,503	90,438	75,503
Interest expense	117,394	102,808	88,566	85,058	75,232
Other interest income	(1,337)	(2,616)	(2,216)	(1,509)	(1,276)

EBITDA	417,560	316,783	292,465	258,143	243,956
Gain on sale of real estate	(94,768)	(23,956)	(30,748)	(14,052)	(20,053)

Adjusted EBITDA	$322,792	$292,827	$261,717	$244,091	$223,903

(7)	Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount and expense and the portion of rent expense representing an interest factor. Preferred share dividends consist of dividends paid on preferred shares and preferred stock redemption costs. Our Series A preferred shares were redeemed in full in June 2003 and our Series B preferred shares were redeemed in full in November 2006.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of December 31, 2007, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 82 predominantly retail real estate projects comprising approximately 18.2 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. In total, these 82 real estate projects were 96.7% leased at December 31, 2007. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2007. In total, the joint venture properties in which we own an interest were 98.3% leased at December 31, 2007. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 40 consecutive years.

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

Revenue Recognition and Accounts Receivable

Leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. We make estimates of the collectibility of our accounts receivable related to base rents, straight-line rents, expense reimbursements and other revenue or income taking into account our expertise in the retail sector, tenant credit information both internally and externally available, payment history, industry trends, tenant credit-worthiness and the length of remaining lease terms over which certain of these amounts will be collected. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a certain portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2007 and 2006, accounts receivable include approximately $32.0 million and $24.8 million, respectively, related to straight-line rents. These estimates have a direct impact on our net income.

Historically, we have recognized bad debt expense between 0.4% and 1.4% of rental income and it was 0.4% in 2007. An increase in our bad debt expense would decrease our net income. For example, if we had experienced an increase in bad debt of 0.5% of rental income in 2007, our net income would have been reduced by approximately $2.3 million.

Real Estate

The nature of our business as an owner, redeveloper and operator of retail shopping centers and mixed-use properties means that we invest significant amounts of capital. Depreciation and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. We capitalize real estate investments and depreciate them in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives. The cost of our real estate investments, less salvage value, if any, is charged to depreciation expense over the estimated life of the asset using straight-line rates for financial statement purposes. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates and, therefore, to our depreciation rates. These reviews take into account the historical retirement and replacement of our assets, the repairs required to maintain the condition of our assets, the cost of redevelopments that may extend the useful lives of our assets and general economic and real estate factors. A newly developed neighborhood shopping center building would typically have an economic useful life of 50 to 60 years, but since many of our assets are not newly developed buildings, estimating the useful lives of assets that are long-lived as well as their salvage value requires significant management judgment. Certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen competition or changes in customer shopping habits could substantially alter our assumptions regarding our ability to realize the expected return on investment in the property and therefore reduce the economic life of the asset and affect the amount of depreciation expense to be charged against both the current and future revenues. These assessments have a direct impact on our net income. The longer the economic useful life, the lower the depreciation charged to that asset in a fiscal period will be, which in turn will increase our net income. Similarly, having a shorter economic useful life would increase the depreciation for a fiscal period and decrease our net income.

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

Real Estate Acquisitions

Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets and liabilities (consisting of above-market and below-market leases, in-place leases and tenant relationships), and assumed debt in accordance with SFAS No. 141, Business Combinations. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. We evaluate the useful life of each amortizable intangible asset each reporting period and account for any changes in such estimated useful life over the revised remaining useful life.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired, and broadens the presentation of discontinued operations to include components of an entity comprising operations and cash flows that can be distinguished operationally and for financial reporting purposes from the rest of the entity. As a result, the sale of a property, or the classification of a property as held for sale, requires us to report the results of operations of that property as “discontinued operations.”

We are required to make estimates of undiscounted cash flows in determining whether there is an impairment of an asset. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because recording an impairment charge results in a negative adjustment to net income.

Contingencies

We are sometimes involved in lawsuits, warranty claims, and environmental matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

Any difference between our estimate of a potential loss and the actual outcome would result in an increase or decrease to net income. In addition, we reserve for estimated losses, if any, associated with warranties given to a buyer at the time an asset is sold or other potential liabilities relating to that sale, taking any insurance policies into account. These warranties may extend up to ten years and the calculation of potential liability requires significant judgment. Any changes to our estimated warranty losses would result in an increase or decrease in net income.

Self-Insurance

We are self-insured for general liability costs up to predetermined retained amounts per claim, and we believe that we maintain adequate accruals to cover our retained liability. We currently do not maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuary valuations and future increases in costs of claims, when making these determinations. If our liability costs differ from these accruals, it will increase or decrease our net income.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). We are required to adopt the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008; we are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We do not intend to make this fair value election and, therefore, we do not expect SFAS No. 159 to have an impact on our financial position, results of operations, or cash flows.

On December 4, 2007, the FASB issued Statement No. 141 (R), Business Combinations (“SFAS No. 141 (R)”) and Statement No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). The new standards significantly change the accounting and reporting of business combination transactions and minority interests in the consolidated financial statements; these changes include expensing all acquisition related transaction costs, recognizing contingent consideration arrangements at their acquisition date fair values with subsequent changes generally reflected in earnings, recognizing 100% of the fair values of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest and recognizing a non-controlling interest as equity in the consolidated financial statements. We are required to adopt SFAS No. 141 (R) for business combination transactions for which the acquisition date is on or after January 1, 2009 and SFAS No. 160 on January 1, 2009. We are currently evaluating the impact SFAS No. 141 (R) and SFAS No. 160 will have on our financial position, results of operations, and cash flows.

Property Acquisitions and Dispositions

A summary of our significant acquisitions in 2007 and 2006 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price (1)
			(In square feet)	(In millions)
Year ended December 31, 2007
February 28	Crow Canyon Crest	San Ramon, CA	17,000	$10.9	(1)
March 8	The White Marsh Portfolio: (2)	White Marsh, MD		189.4	(3)
	THE AVENUE at White Marsh		296,000
	The Shoppes at Nottingham Square		186,000
	White Marsh Plaza		79,000
	White Marsh Other		53,000
May 30	Shoppers’ World	Charlottesville, VA	169,000	27.2	(4)
October 26	Mid-Pike Plaza	Rockville, MD	—	45.2	(5)
October 26	Huntington Shopping Center	Huntington, NY	—	37.7	(5)

		Total	800,000	$310.4

Year ended December 31, 2006
January 20	4900 Hampden Lane	Bethesda, MD	35,000	$12.0
January 27	7770 Richmond Hwy	Alexandria, VA	60,000	9.9
June 29	Town Center of New Britain	New Britain, PA	126,000	12.8
August 24	Key Road Plaza	Keene, NH	76,000	14.5
August 24	Riverside Plaza	Keene, NH	218,000	24.0
August 24	Bath Shopping Center	Bath, ME	101,000	22.8
August 24	Linden Square	Wellesley, MA	261,000	99.6
August 24	North Dartmouth	North Dartmouth, MA	183,000	27.5
August 25	Chelsea Commons	Chelsea, MA	180,000	20.1
Various after September 13	Rockville Town Square	Rockville, MD	152,000	5.9	(6)
October 16	Melville Mall	Huntington, NY	248,000	60.0	(7)

		Total	1,640,000	$309.1

(1)	Approximately $0.4 million and $1.8 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(2)	The White Marsh Portfolio was purchased using $11.5 million of cash plus a combination of common stock and convertible preferred stock, downREIT operating partnership units, and the assumption of mortgage loans through a merger with Nottingham Properties, Inc. The acquisition also included ground leases covering 50,000 square feet of office space and a hotel which are not included in gross leasable area.
(3)	Approximately $3.6 million and $9.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(4)	Approximately $0.8 million and $2.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(5)	On October 26, 2007, we completed an exchange transaction whereby we sold our leasehold interests in six New Jersey properties and acquired the fee interests in Mid-Pike Plaza and Huntington Shopping Center. Prior to the transaction, we held leasehold interests in all eight properties. The transaction was completed as a 1031 tax-deferred exchange and involved a cash payment of $17.2 million. All eight properties were previously encumbered by capital lease obligations which were extinguished as part of the transaction.
(6)	We acquired an additional 30,000 square feet of gross leasable area in 2007.

(7)	The Trust controls and consolidates Melville Mall at its approximate fair value of $60.0 million. We gained control of Melville Mall through a 20-year master lease and $34.1 million secondary financing to the owner. The master lease includes a purchase option in 2021 for $5.0 million plus the assumption of the owner’s first mortgage that has a balance of $25.1 million at December 31, 2007.

Generally, our acquisitions are initially financed by available cash and borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. On occasion we also finance our acquisitions through the issuance of common stock, preferred stock, or downREIT units as well as through the assumption of mortgages.

On November 16, 2007, we purchased the 10% minority interest in three properties located at our Fifth Avenue, Hermosa Avenue and Third Street Promenade projects for $5.7 million. We now own 100% of these properties.

The Linden Square acquisition is currently undergoing redevelopment. After the initial phases of the redevelopment are completed the project will include approximately 222,000 square feet of retail, 17,000 square feet of office, seven affordable residential units, and a car dealership. The initial phases of redevelopment are expected to be complete in 2008.

The following table provides a summary of acquisitions made by our unconsolidated real estate partnership in 2007 and 2006:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
Year ended December 31, 2007
February 15	Free State Shopping Center	Bowie, MD	278,000	$64.1
February 20	Lake Barcroft Shopping Center(1)	Falls Church, VA	9,000	6.0

		Total	287,000	$70.1

Year ended December 31, 2006
June 5	Greenlawn Plaza(2)	Huntington, NY	102,000	$20.4
June 8	Barcroft Plaza	Falls Church, VA	90,000	25.1

		Total	192,000	$45.5

(1)	The property acquired is adjacent to and operated as part of Barcroft Plaza which is also owned by the Partnership.
(2)	This property was acquired from the Trust.

A summary of our significant dispositions in 2007 and 2006 is as follows:

Sale Date	Property	Location	Year Acquired or Built	Gross Leasable Area	Sales Price	Gain
				(In square feet)	(In millions)
Year ended December 31, 2007
April 5	Bath Shopping Center	Bath, ME	2006	101,000	$21.8	$0.6	(1)
June 20	Key Road Plaza	Keene, NH	2006	76,000	15.3	0.4	(2)
June 20	Riverside Plaza	Keene, NH	2006	218,000	25.9	0.5	(3)
October 11	Forest Hills Shopping Center	Forest Hills, NY	1997	39,500	33.2	19.1	(4)
October 26	New Jersey Leasehold Interests:				65.7	79.6	(5)
	Allwood Shopping Center	Clifton, NJ	1988	50,000
	Blue Star Shopping Center	Watchung, NJ	1988	410,000
	Brunswick Shopping Center	North Brunswick, NJ	1988	303,000
	Clifton Shopping Center	Clifton, NJ	1988	80,000
	Hamilton Shopping Center	Hamilton, NJ	1988	190,000
	Rutgers Shopping Center	Franklin, NJ	1988	267,000

		Total		1,734,500	$161.9	$100.2

Year ended December 31, 2006
January - August	Santana Row Condominiums (89 units) (6)	San Jose, CA	2002	N/A	$64.1	$16.5	(7)
June 5	Greenlawn Plaza	Huntington, NY	2000	102,000	20.4	7.4	(8)

		Total		102,000	$84.5	$23.9

(1)	Gain of $0.6 million is net of $0.3 million in taxes.
(2)	Gain of $0.4 million is net of $0.1 million in taxes.
(3)	Gain of $0.5 million is net of $0.1 million in taxes.
(4)	We sold two of three retail buildings located in Forest Hills, NY.
(5)	On October 26, 2007, we completed an exchange transaction whereby we sold our leasehold interests in six New Jersey properties and acquired the fee interests in Mid-Pike Plaza and Huntington Shopping Center. The transaction was completed as a 1031 tax-deferred exchange and involved a cash payment of $17.2 million. All eight properties were previously encumbered by capital lease obligations which were extinguished as part of the transaction.
(6)	As of August 25, 2006, we had sold all of the 219 condominium units we planned to sell at Santana Row.
(7)	Gain of $16.5 million is net of $2.4 million in taxes.
(8)	This property was contributed to our real estate partnership in which we own a 30% interest. Accordingly, we recognized a partial gain of $7.4 million on this sale related to the 70% equity interest contributed.

The proceeds from our dispositions were used to pay down our revolving credit facility and for general corporate purposes.

Warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. Our warranty and latent construction defect reserves are calculated based upon historical industry experience and current known factors. Variables used in the calculation of the warranty reserves, as well as the adequacy of the reserves based on the number of condominium units still under warranty, are reviewed on a periodic basis.

During the third and fourth quarters of 2007, we became aware of certain facts and circumstances that caused us to reassess our initial reserve for damages related to defective work done by third party contractors while upgrades were made to the units being prepared for sale. Based on current estimates, we believe the range of possible incremental cost is between $5.1 million and $9.3 million, net of taxes of $1.9 million and $2.6 million, respectively, before insurance recoveries. The full extent of damages and required repairs on any particular unit cannot be determined until we have evaluated whether there was defective work in the unit and determined the extent of damages (if any) caused by the defective work. We are still in the process of evaluating units for potential damage arising from the defective work and, to date, have completed the repairs caused by the defective work in only a limited number of units. The extent of the damages encountered in those units, and the resulting costs to repair, varied considerably. Accordingly, our current estimates are based on limited and varying actual costs. We are continuing our evaluation of this matter, and in 2007, we increased our reserves by $5.1 million, net of taxes of $1.9 million, to the low end of our estimated range of potential obligation related to these particular damages. This range excludes any amounts we may recover from insurance or the contractors responsible for the defective work. In the event that our evaluation allows us to develop a better estimate of these damages, we will adjust our estimate accordingly. This increase reduces our gain on sale of condominium units that were sold during 2005 and 2006. The increase in the reserve is included in “Discontinued operations—gain on sale of real estate”. The reserve is included in accounts payable and accrued expenses. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.

2007 Significant Debt, Equity and Other Transactions

On March 8, 2007, as part of the consideration to acquire the White Marsh portfolio, we issued (i) 884,066 common shares at $88.18 per share, par value $0.01 per share, (ii) 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) at the liquidation preference of $25 per share, par value $0.01 per share, and (iii) 185,504 downREIT operating partnership units at $88.18 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.

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

On October 26, 2007, we acquired the fee interest in Mid-Pike Plaza and Huntington Shopping Center and sold our leasehold interest in six properties, Allwood, Blue Star, Brunswick, Clifton, Hamilton and Rutgers Shopping Centers. Prior to the transaction, we had capital lease obligations totaling $76.4 million on all eight properties. The capital lease obligations were extinguished as part of the transactions.

On November 9, 2007, we entered into a $200 million unsecured term loan bearing interest at LIBOR plus 57.5 basis points. The loan matures on November 6, 2008, subject to a one-year extension at our option and is prepayable without penalty. The spread over LIBOR is subject to adjustment based on our credit rating.

On November 15, 2007, we repaid our 6.125% senior notes with a principal amount of $150.0 million. These notes were repaid with funds borrowed on our $200 million unsecured term loan.

On December 27, 2007, we issued 2.0 million common shares at $81.21 per share, for cash proceeds of approximately $162.4 million before other expenses of the offering. The proceeds were used on an interim basis to repay our revolving credit facility.

Effective December 31, 2007, Larry Finger, our former Chief Financial Officer, was no longer employed by the Trust. Under his existing severance agreement, his departure was treated as a termination without cause. As a result, we recognized approximately $0.6 million related to the accelerated vesting of unvested shares and options and $0.4 million related to a cash payment to Mr. Finger. These amounts are included in general and administrative expenses in the consolidated statement of income.

Outlook

General

We anticipate our 2008 income from continuing operations to grow in comparison to our 2007 income from continuing operations. We expect this income growth primarily to be generated by a combination of the following:

•	increased earnings in our same-center portfolio and from properties under redevelopment; and

•	increased earnings as we expand our portfolio through property acquisitions.

On October 31, 2007, we announced a regular quarterly cash dividend of $0.61 per share on our common shares, resulting in an indicated annual rate of $2.44 per share. The regular common dividend was payable on January 15, 2008, to common shareholders of record as of January 2, 2008.

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces as leases on these spaces expire. For example, leases signed in 2005, 2006 and 2007 on spaces for which there was a previous tenant have on average been renewed at double digit cash base rent increases. On spaces where the tenant leases are expiring over the next few years, our analysis of current market rents as compared to rents on the existing leases leads us to expect that the base rents on new leases will have double-digit weighted average increases over the cash basis base rents currently in place. We anticipate investments in redevelopment projects of approximately $104 million and $55 million to stabilize in 2008 and 2009, respectively. As redevelopment properties are completed, spaces that were out of service begin generating revenue; in addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases.

At December 31, 2007 the leasable square feet in our shopping centers was 95.4% occupied and 96.7% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved, or that are awaiting permits and therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

Acquisitions

We anticipate further growth in earnings from the acquisition of neighborhood and community shopping centers in our primary markets in the East and West regions, as well as a reduction in earnings from selective dispositions. We continue to evaluate potential acquisitions in additional markets.

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

Results of Operations

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

			Change
	2007	2006	Dollars	%
	(Dollar amounts in thousands)
Rental income	$468,498	$414,979	$53,519	12.9%
Other property income	12,834	7,461	5,373	72.0%
Mortgage interest income	4,560	5,095	(535)	-10.5%

Total property revenues	485,892	427,535	58,357	13.6%

Rental expenses	100,389	84,763	15,626	18.4%
Real estate taxes	47,234	41,198	6,036	14.7%

Total property expenses	147,623	125,961	21,662	17.2%

Property operating income	338,269	301,574	36,695	12.2%
Other interest income	921	2,042	(1,121)	-54.9%
Income from real estate partnership	1,395	656	739	112.7%
Interest expense	(111,365)	(95,234)	(16,131)	16.9%
General and administrative expense	(25,575)	(21,340)	(4,235)	19.8%
Depreciation and amortization	(101,675)	(92,793)	(8,882)	9.6%

Total other, net	(236,299)	(206,669)	(29,630)	14.3%

Income from continuing operations before minority interests	101,970	94,905	7,065	7.4%
Minority interests	(5,590)	(4,353)	(1,237)	28.4%
Discontinued operations—income	4,389	4,204	185	4.4%
Discontinued operations—gain on sale of real estate	94,768	16,515	78,253	473.8%
Gain on sale of real estate	—	7,441	(7,441)	-100.0%

Net income	$195,537	$118,712	$76,825	64.7%

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

Property Revenues

Total property revenue increased $58.4 million, or 13.6%, to $485.9 million in 2007 compared to $427.5 million in 2006. The percentage leased at our shopping centers increased to 96.7% at December 31, 2007 compared to 96.5% at December 31, 2006. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $53.5 million, or 12.9%, to $468.5 million in 2007 compared to $415.0 million in 2006, due primarily to the following:

•	an increase of $32.0 million attributable to properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	an increase of $11.6 million at same-center properties due to increased rental rates on new leases and increased cost recoveries,

•	an increase of $8.9 million at redevelopment properties due to increased occupancy, increased rental rates on new leases and increased cost recoveries,

•	an increase of $2.2 million at Santana Row residential due primarily to leasing of residential units,

partially offset by

•	a decrease of $0.8 million related to the sale of Greenlawn Plaza to our unconsolidated real estate partnership in June 2006.

Other Property Income

Other property income increased $5.4 million, or 72.0%, to $12.8 million in 2007 compared to $7.5 million in 2006. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. In 2007, the increase is primarily due to an increase in lease and other termination fees at our same-center properties, an increase in marketing income, and an increase in management fee income.

Property Expenses

Total property expenses increased $21.7 million, or 17.2%, to $147.6 million in 2007 compared to $126.0 million in 2006. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $15.6 million, or 18.4%, to $100.4 million in 2007 compared to $84.8 million in 2006. This increase is due primarily to the following:

•	an increase of $5.7 million attributable to properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	an increase of $4.6 million in repairs and maintenance at same-center and redevelopment properties due primarily to higher snow removal and maintenance costs,

•	an increase of $1.3 million in bad debt expense at same-center and redevelopment properties due to amounts recovered in 2006 of receivables previously deemed uncollectible,

•	an increase of $1.1 million in utilities at same-center and redevelopment properties,

•	an increase of $0.9 million in legal fees related to the litigation at a shopping center in New Jersey and at Santana Row,

•	an increase of $0.8 million in insurance at same-center and redevelopment projects, and

•	an increase of $0.7 million attributable to Santana Row residential.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 20.9% in 2007 from 20.1% in 2006.

Real Estate Taxes

Real estate tax expense increased $6.0 million, or 14.7%, to $47.2 million in 2007 compared to $41.2 million in 2006. This increase is due primarily to increased taxes of $3.8 million related to properties acquired in 2007 and 2006 and Assembly Square Mall and $2.4 million related to higher assessments at our same-center, redevelopment and Santana Row residential properties.

Property Operating Income

Property operating income increased $36.7 million, or 12.2%, to $338.3 million in 2007 compared to $301.6 million in 2006. This increase is due primarily to the following:

•	earnings attributable to properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	growth in same-center earnings,

•	growth in earnings at redevelopment properties, and

•	growth in earnings at Santana Row residential.

Other

Interest Expense

Interest expense increased $16.1 million, or 16.9%, to $111.4 million in 2007 compared to $95.2 million in 2006. This increase is primarily due to the following:

•	an increase of $23.4 million due to higher borrowings to finance our acquisitions,

partially offset by

•	an increase of $3.8 million in capitalized interest,

•	a decrease of $1.8 million due to a lower overall weighted average borrowing rate, and

•	a decrease of $1.4 million due to the termination of the Mid-Pike and Huntington capital leases on October 26, 2007, as part of the acquisition of the fee interests in these properties.

Gross interest costs were $119.2 million and $99.3 million in 2007 and 2006, respectively. Capitalized interest amounted to $7.9 million and $4.1 million in 2007 and 2006, respectively. Capitalized interest increased due primarily to redevelopment at Linden Square, which was acquired in 2006, and redevelopment at Arlington East (Bethesda Row).

General and Administrative Expense

General and administrative expense increased $4.2 million, or 19.8%, to $25.6 million in 2007 compared to $21.3 million in 2006. This is primarily due to an increase in personnel, primarily in our asset management department, and increased share-based and other compensation expense. Approximately $1.0 million of the increase is due to additional stock and other compensation expense related to the departure of Larry Finger, our Chief Financial Officer, effective December 31, 2007.

Depreciation and Amortization

Depreciation and amortization expense increased $8.9 million, or 9.6%, to $101.7 million in 2007 from $92.8 million in 2006. This increase is due primarily to acquisitions and capital improvements at same-center and redevelopment properties.

Minority Interests

Income to minority partners increased $1.2 million, or 28.4%, to $5.6 million in 2007 from $4.4 million in 2006. This increase is due primarily to an increase in earnings at properties held in non-wholly owned partnerships and an increase in operating partnership units issued to acquire the White Marsh portfolio in March 2007.

Discontinued Operations—Income

Income from discontinued operations represents the income of properties that have been disposed, or will be disposed, which is required to be reported separately from results of ongoing operations. The reported income of $4.4 million and $4.2 million in 2007 and 2006, respectively, represent the income for the period during which we owned properties sold, or deemed held for sale, in 2007 and 2006.

Discontinued Operations—Gain on Sale of Real Estate

The gain on sale of real estate from discontinued operations of $94.8 million for the year ended December 31, 2007 is due to a $100.2 million gain primarily related to the sales of Bath Shopping Center, Key Road Plaza, Riverside Plaza, two properties in Forest Hills, and Allwood, Blue Star, Brunswick, Clifton, Hamilton and Rutgers Shopping Centers, partially offset by a $5.1 million increase in the reserve, net of taxes, for the reassessment of damages in 2007 of defective work completed when making upgrades to certain condominiums sold in 2006 and 2005 at Santana Row. The gain on sale of real estate from discontinued operations of $16.5 million for the year ended December 31, 2006, was due to the sale of condominiums at Santana Row.

Gain on Sale of Real Estate

The gain on sale of real estate includes properties in which we maintained continuing involvement through our unconsolidated real estate partnership. No properties in which we maintained continuing involvement were sold in 2007. One property, Greenlawn Plaza, was sold in 2006 to our unconsolidated real estate partnership, which resulted in a $7.4 million gain.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

			Change
	2006	2005	Dollars	%
	(Dollar amounts in thousands)
Rental income	$414,979	$375,927	$39,052	10.4%
Other property income	7,461	9,511	(2,050)	-21.6%
Mortgage interest income	5,095	5,370	(275)	-5.1%

Total property revenues	427,535	390,808	36,727	9.4%

Rental expenses	84,763	82,055	2,708	3.3%
Real estate taxes	41,198	36,449	4,749	13.0%

Total property expenses	125,961	118,504	7,457	6.3%

Property operating income	301,574	272,304	29,270	10.7%
Other interest income	2,042	1,731	311	18.0%
Income from real estate partnership	656	493	163	33.1%
Interest expense	(95,234)	(81,617)	(13,617)	16.7%
General and administrative expense	(21,340)	(19,909)	(1,431)	7.2%
Depreciation and amortization	(92,793)	(84,521)	(8,272)	9.8%

Total other, net	(206,669)	(183,823)	(22,846)	12.4%

Income from continuing operations before minority interests	94,905	88,481	6,424	7.3%
Minority interests	(4,353)	(5,234)	881	-16.8%
Discontinued operations—income	4,204	617	3,587	581.4%
Discontinued operations—gain on sale of real estate	16,515	30,748	(14,233)	-46.3%
Gain on sale of real estate	7,441	—	7,441	100.0%

Net income	$118,712	$114,612	$4,100	3.6%

Property Revenues

Total property revenues increased $36.7 million, or 9.4%, to $427.5 million in 2006 compared to $390.8 million in 2005. The percentage leased at our commercial properties increased to 96.5% at December 31, 2006 compared to 96.3% at December 31, 2005 due primarily to new leases signed at existing properties. Changes in the components of property revenue are discussed below.

Rental income

Rental income consists primarily of minimum rent, cost recoveries from tenants, and percentage rent. Rental income increased $39.1 million, or 10.4%, to $415.0 million in 2006 compared to $375.9 million in 2005. This increase is due primarily to the following:

•	an increase of $17.8 million attributable to the properties acquired in 2006 and 2005,

•	an increase of $10.1 million at same-center properties due primarily to increased rental rates on new leases and increased occupancy,

•	an increase of $6.6 million at redevelopment properties due primarily to increased occupancy and increased rental rates on new leases, and

•	an increase of $6.5 million at Santana Row due primarily to leasing newly constructed residential units, increased rental rates on new retail leases, and increased occupancy,

partially offset by

•	a decrease of $1.0 million related to the sale of Greenlawn Plaza to our unconsolidated real estate partnership in June 2006.

Other Property Income

Other property income decreased $2.1 million, or 21.6%, to $7.5 million in 2006 compared to $9.5 million in 2005. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees and temporary tenant income. In 2006, the decrease is primarily due to a decrease in lease termination fees.

Property Expenses

Total property operating expenses increased $7.5 million, or 6.3%, to $126.0 million in 2006 compared to $118.5 million in 2005. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $2.7 million, or 3.3%, to $84.8 million in 2006 compared to $82.1 million in 2005. This increase is primarily due to the following:

•	an increase of $2.9 million in expenses attributable to properties acquired in 2006 and 2005,

•	an increase of $2.5 million at Santana Row due primarily to higher repair and maintenance expenses and common area costs associated with newly constructed residential units placed into service, and

•	an increase of $0.9 million in utility costs at same-center and redevelopment properties,

partially offset by

•	a decrease of $1.2 million in bad debt expense due to recoveries in 2006 of receivables previously deemed uncollectible, and

•	a decrease of $1.0 million in repairs and maintenance expense at same-center and redevelopment properties due primarily to a decrease in snow removal costs.

As a result of these changes in rental expenses, rental income and other property income, rental expense as a percentage of rental income plus other property income decreased to 20.1% in 2006 from 21.3% in 2005.

Real Estate Taxes

Real estate tax expense increased $4.7 million, or 13.0%, to $41.2 million in 2006 compared to $36.4 million in 2005. The increase is due to the following:

•	an increase of $2.3 million attributable to properties acquired in 2006 and 2005,

•

an increase of $2.1 million at Santana Row due primarily to higher assessments and a change in estimated real estate taxes recorded in June 2005. This change in estimate resulted from our receipt of the final real estate tax assessments, which decreased our real estate taxes for retail real estate and increased our real estate taxes for residential units at Santana Row by $1.1 million in 2005. The related residential units impacted by this change in estimate were sold as condominiums and, therefore, the increase in residential real estate taxes is included in discontinued operations as discussed below, and

•	an increase of $0.4 million due to higher assessments at same-center properties.

Property Operating Income

Property operating income increased $29.3 million, or 10.7%, to $301.6 million in 2006 compared to $272.3 million in 2005. This increase is due primarily to the following:

•	earnings attributable to properties acquired in 2006 and 2005,

•	growth in same-center earnings, and

•	growth in earnings at redevelopment properties and Santana Row.

Other

Interest Expense

Interest expense increased $13.6 million, or 16.7%, to $95.2 million in 2006 compared to $81.6 million in 2005. This increase is due primarily to the following:

•	an increase of $8.0 million due to higher borrowings to finance our acquisitions,

•	an increase of $3.6 million due to higher interest rates on certain borrowings,

•	an increase of $1.6 million due to a decrease in capitalized interest.

Gross interest costs were $99.3 million and $87.3 million in 2006 and 2005, respectively. Capitalized interest amounted to $4.1 million and $5.7 million in 2006 and 2005, respectively. Capitalized interest decreased due primarily to the placement into service of newly constructed residential rental units at Santana Row and retail development at Assembly Square, partially offset by capitalized interest related to construction at Linden Square, which was acquired in 2006.

General and Administrative Expense

General and administrative expenses increased by $1.4 million, or 7.2%, to $21.3 million in 2006 compared to $19.9 million in 2005. This is primarily due to an increase in compensation (including increased grant expense under SFAS No. 123(R)), partially offset by an increase in compensation capitalized as a result of increased redevelopment activities.

Depreciation and Amortization

Depreciation and amortization expense increased $8.3 million, or 9.8%, to $92.8 million in 2006 compared to $84.5 million in 2005. This increase is due primarily to depreciation on acquired properties, improvements at same-center properties, the placement into service of the newly constructed residential rental units at Santana Row, and retail development at Assembly Square.

Minority Interests

Income to minority partners decreased $0.9 million, or 16.8%, to $4.4 million in 2006 from $5.2 million in 2005. This decrease is due primarily to a decrease in earnings at a property under redevelopment which is held in a non-wholly owned partnership, and a decrease in operating units held by partners in certain of our “downREIT” partnerships.

Discontinued Operations—Income

Income from discontinued operations represents the income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported income of $4.2 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively, represents the income for the period during which we owned properties sold or to be sold between 2005 and 2007.

Discontinued Operations—Gain on Sale of Real Estate

The gain on sale of real estate from discontinued operations of $16.5 million for 2006 is due to the sale of condominiums at Santana Row. The gain on sale of real estate from discontinued operations of $30.7 million for 2005 was due to the sales of properties in Tempe, Arizona and Winter Park, Florida, Shaw’s Plaza in Carver, Massachusetts and condominiums at Santana Row in San Jose, California.

Gain on Sale of Real Estate

The gain on sale of real estate includes properties in which we maintained continuing involvement through our unconsolidated real estate partnership. One property, Greenlawn Plaza, was sold in 2006 to our unconsolidated real estate partnership, which resulted in a $7.4 million gain. No properties in which we maintained continuing involvement were sold in 2005.

Segment Results

We operate our business on an asset management model, where asset management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Property management teams consist of asset managers, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following selected key segment data is presented for 2007, 2006 and 2005. The results of properties classified as discontinued operations have been excluded from rental income, total revenue, and property operating income from the following table.

	2007	2006	2005
	(Dollars and square feet in thousands)
East
Rental income	$363,698	$318,176	$292,688
Total revenue	$375,857	$325,928	$299,658
Property operating income(1)	$267,704	$236,968	$214,352
Property operating income as a percent of total revenue	71.2%	72.7%	71.5%
Gross leasable square feet	15,568	16,195	14,941
West
Rental income	$104,800	$96,803	$83,239
Total revenue	$110,035	$101,607	$91,150
Property operating income(1)	$70,565	$64,606	$57,952
Property operating income as a percent of total revenue	64.1%	63.6%	63.6%
Gross leasable square feet	2,627	2,605	2,610

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $45.5 million, or 14.3%, to $363.7 million in 2007 compared to $318.2 million in 2006 due primarily to the following:

•	an increase of $31.3 million attributable to properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	an increase of $9.0 million at same-center properties due to increased rental rates on new leases and increased cost recoveries, and

•	an increase of $6.4 million at redevelopment properties,

partially offset by

•	a decrease of $0.8 million related to the sale of Greenlawn Plaza to our unconsolidated real estate partnership in June 2006.

Property operating income for the East region increased $30.7 million in 2007 due primarily to the increase in rental income discussed above and an increase of $2.8 million in lease and other termination fees. These increases in income were partially offset by a $13.7 million increase in rental expense due to the acquisition of properties, increased snow removal costs, repairs and maintenance costs, insurance costs, and additional legal costs and a $5.5 million increase in real estate taxes due primarily to the acquisition of properties and higher assessments on our same-center and redevelopment properties. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 71.2% in 2007 from 72.7% in 2006.

Rental income for the East region increased $25.5 million, or 8.7%, to $318.2 million in 2006 compared to $292.7 million in 2005 due primarily to the following:

•	an increase of $12.4 million attributable to properties acquired in 2006 and 2005,

•	an increase of $9.4 million at same-center properties due to increased rental rates on new leases and increased cost recoveries, and

•	an increase of $6.6 million at redevelopment properties,

partially offset by

•	a decrease of $1.0 million related to the sale of Greenlawn Plaza to our unconsolidated real estate partnership in June 2006.

Property operating income for the East region increased $22.6 million in 2006 due primarily to the increase in rental income discussed above. These increases in income were partially offset by a $1.2 million increase in rental expense primarily due to the acquisition of properties offset by lower snow removal costs, and a $2.5 million increase in real estate taxes due primarily to the acquisition of properties and increased assessments at same-center properties. As a result of these changes, the ratio of property operating income to total revenue for the East region increased to 72.7% in 2006 from 71.5% in 2005.

West

Rental income for the West region increased $8.0 million, or 8.3%, to $104.8 million in 2007 from $96.8 million in 2006 due primarily to the following:

•	an increase of $4.0 million at Santana Row due to leasing residential units throughout 2006, increased retail occupancy and increased rental rates on new retail leases, and

•	an increase of $2.5 million at a redevelopment project.

Property operating income for the West region increased $6.0 million in 2007 due primarily to the increase in rental income discussed above, partially offset by a $2.5 million increase in rental expense and real estate taxes primarily at Santana Row and a $0.4 million decrease in mortgage interest income due to an amendment of our $17.7 million mortgage note receivable secured by the hotel at our Santana Row project in San Jose, California, which was executed on August 14, 2006 and decreased the interest rate from 14% per annum to 9% per annum. As a result of these changes, the ratio of property operating income to total revenue for the West region increased to 64.1% in 2007 from 63.6% in 2006.

Rental income for the West region increased $13.6 million, or 16.3%, to $96.8 million in 2006 from $83.2 million in 2005 due primarily to the following:

•	an increase of $6.5 million at Santana Row due to leasing residential units throughout 2006 and increased retail occupancy, and

•	an increase of $5.4 million attributable to the acquisition of Crow Canyon Commons in 2005.

Property operating income for the West region increased $6.7 million in 2006 due primarily to the increase in rental income discussed above, partially offset by a $3.8 million increase in rental expense and real estate taxes primarily at Santana Row and a $2.5 million decrease in other property income primarily due to a decrease in lease termination fees. The ratio of property operating income to total revenue for the West region stayed constant at 63.6% in 2006 and 2005.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we generally generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our shareholders in the form of dividends. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our REIT taxable income.

Our short-term liquidity requirements consist primarily of obligations under our capital and operating leases, normal recurring operating expenses, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring expenditures, non-recurring expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements in 2008 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of future phases of existing properties.

Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. We expect to fund these through a combination of sources which we believe will be available to us, including additional and replacement unsecured and secured borrowings, issuance of additional equity, joint venture relationships relating to existing properties or new acquisitions, and property dispositions.

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

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. We may, from time to time, seek to obtain funds by the following means:

•	additional equity offerings,

•	unsecured debt financing and/or secured mortgage financings, and

•	other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative debt structure.

The following factors could affect our ability to meet our liquidity requirements:

•	we may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	restrictions in our debt instruments or preferred stock equity may prohibit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

We seek to maintain a staggered schedule of debt maturities such that a disproportionate amount of debt maturities does not occur in any one year. Consistent therewith, we have less than $220 million of debt maturities occurring through December 31, 2008, $200 million of which can be extended for one-year at our option. Despite the current turmoil in the credit markets, we believe that we will be able to refinance these maturities.

Cash and cash equivalents were $50.7 million and $11.5 million at December 31, 2007 and 2006, respectively. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300.0 million unsecured revolving credit facility that matures July 27, 2010, subject to a one-year extension at our option. No amounts were outstanding on the revolving credit facility at December 31, 2007. We intend to utilize our revolving credit facility to finance the initial acquisition of properties and meet other short-term working capital requirements.

Summary of Cash Flows for 2007 and 2006

	Year Ended December 31,
	2007	2006
	(In thousands)
Cash provided by operating activities	$214,209	$186,654
Cash used in investing activities	(151,439)	(317,429)
Cash (used in) provided by financing activities	(23,574)	133,631

Increase in cash and cash equivalents	39,196	2,856
Cash and cash equivalents, beginning of year	11,495	8,639

Cash and cash equivalents, end of year	$50,691	$11,495

Net cash provided by operating activities increased by $27.6 million to $214.2 million during the year ended December 31, 2007 from $186.7 million during the year ended December 31, 2006. The increase was primarily attributable to:

•	$10.0 million higher net income before gain on sale of real estate, depreciation and amortization, minority interest and other non-cash items, and

•	$17.6 million increase in cash provided for working capital due primarily to lower prepaid expenses and other assets and higher prepaid rent balances.

Net cash used in investing activities decreased approximately $166.0 million to $151.4 million during the year ended December 31, 2007 from $317.4 million during the year ended December 31, 2006. The decrease was due primarily to:

•	$197.5 million decrease in acquisitions of real estate,

partially offset by

•	$17.7 million increase in capital expenditures due primarily to an increase in development and redevelopment activities, and

•	$15.5 million increase in capital contributions to our unconsolidated real estate partnership to fund acquisitions.

Net cash used in financing activities increased approximately $157.2 million to $23.6 million used during the year ended December 31, 2007 from $133.6 million provided during the year ended December 31, 2006. The increase was due primarily to:

•	$509.9 million in net proceeds from the issuance of senior notes in 2006 and no issuances of senior notes in 2007,

•	$139.2 million increase in net repayments on our revolving credit facility,

•	$109.5 million increase in repayment of senior notes, and

•	$2.2 million increase in distributions to minority interests,

partially offset by

•	$397.9 million decrease in repayment of mortgages, capital leases and notes payable,

•	$135.0 million redemption of Series B preferred shares in 2006,

•	$49.5 million increase in net proceeds from the issuance of notes payable,

•	$12.7 million increase in net proceeds from the issuance of common shares, and

•

$8.4 million decrease in dividends paid to shareholders due primarily to $10.6 million of special common dividends paid in 2006 and a $13.0 million decrease in preferred share dividends paid offset by an increase in the common dividend rate in 2007.

Off-Balance Sheet Arrangements

Other than the restaurants and joint venture funding commitments described in the next paragraph and items disclosed in the Contractual Commitments Table below, we have no off-balance sheet arrangements as of December 31, 2007 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We are joint venture partners in eight restaurants at Santana Row. Our investment balance in the restaurant joint ventures was approximately $7.9 million and $8.6 million at December 31, 2007 and 2006, respectively. Our equity in earnings from the restaurant joint ventures was $2.2 million, $1.5 million and $1.3 million in 2007, 2006 and 2005, respectively.

We have a joint venture arrangement with affiliates of Clarion Lion Properties Fund (“Clarion”), a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the partnership, and Clarion owns 70%. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the partnership using the equity method. In total, at December 31, 2007, the Partnership had $81.5 million of mortgage notes outstanding.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2007:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Current and long-term debt	$1,560,423	$217,084	$194,101	$302,745	$846,493
Capital lease obligations	268,524	6,939	13,810	13,819	233,956
Operating leases	289,541	4,796	9,509	9,521	265,715
Real estate commitments	145,438	11,320	44,023	—	90,095
Development and redevelopment obligations	55,057	54,481	472	104	—
Contractual operating obligations	14,472	7,427	6,663	382	—

Total contractual cash obligations	$2,333,455	$302,047	$268,578	$326,571	$1,436,259

In addition to the amounts set forth in the table above, the following potential commitments exist:

(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2007, our estimated maximum liability upon exercise of the put option would range from approximately $46 million to $51 million.

(b) Under the terms of one other partnership which owns a project in southern California, if certain leasing and revenue levels are obtained for the property owned by the partnership, the other partner may require us to purchase their partnership interest at a formula price based upon property operating income. The purchase price for the partnership will be paid using our common shares or, subject to certain conditions, cash. If the other partner does not redeem their interest, we may choose to purchase the limited partnership interest upon the same terms.

(c) Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. As of December 31, 2007, we have funded approximately $1.3 million related to this obligation. In anticipation of further shortfalls of incremental tax revenues to the City, we have accrued approximately $0.3 million as of December 31, 2007 to cover additional payments we may be obligated to make as part of the project costs.

(d) Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2007, a total of 380,938 operating units are outstanding.

(e) In addition to our contractual obligations, we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of existing properties, including Santana Row and Assembly Square.

(f) At December 31, 2007, we had letters of credit outstanding of approximately $10.6 million. The majority of these letters of credit are collateral for existing indebtedness and other obligations of the Trust.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of December 31, 2007:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2007	Stated Interest Rate as of December 31, 2007	Maturity Date
	(Dollars in thousands)
Mortgage loans(1)
Secured fixed rate
Leesburg Plaza	$9,900	$9,631	6.510%	October 1, 2008
164 E. Houston Street	345	46	7.500%	October 6, 2008
White Marsh Other	Acquired	1,149	6.060%	December 31, 2008
Mercer Mall	Acquired	4,441	8.375%	April 1, 2009
Federal Plaza	36,500	33,675	6.750%	June 1, 2011
Tysons Station	7,000	6,217	7.400%	September 1, 2011
White Marsh Plaza(2)	Acquired	10,350	6.040%	April 1, 2013
Crow Canyon	Acquired	21,588	5.400%	August 11, 2013
Melville Mall(3)	Acquired	25,095	5.250%	September 1, 2014
THE AVENUE at White Marsh	Acquired	61,035	5.460%	January 1, 2015
Barracks Road	44,300	41,988	7.950%	November 1, 2015
Hauppauge	16,700	15,828	7.950%	November 1, 2015
Lawrence Park	31,400	29,761	7.950%	November 1, 2015
Wildwood	27,600	26,159	7.950%	November 1, 2015
Wynnewood	32,000	30,330	7.950%	November 1, 2015
Brick Plaza	33,000	31,128	7.415%	November 1, 2015
Shoppers’ World	Acquired	5,980	5.910%	January 31, 2021
Mount Vernon(4)	13,250	11,962	5.660%	April 15, 2028
Chelsea	Acquired	8,240	5.360%	January 15, 2031

Subtotal		374,603
Net unamortized discount		(628)

Total mortgage loans		373,975

Notes payable
Unsecured fixed rate
Perring Plaza renovation	3,087	1,420	10.000%	January 31, 2013
Unsecured variable rate
Term note(5)	200,000	200,000	LIBOR + 0.575%	November 6, 2008
Revolving credit facility (6)	300,000	—	LIBOR + 0.425%	July 27, 2010
Escondido (Municipal bonds)(7)	9,400	9,400	3.474%	October 1, 2016

Total notes payable		210,820

Senior notes and debentures
Unsecured fixed rate
8.75% notes	175,000	175,000	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures(8)	50,000	50,000	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal		975,000
Net unamortized premium		2,556

Total senior notes and debentures		977,556

Capital lease obligations
Various		76,109	Various	Various through 2106

Total debt and capital lease obligations		$1,638,460

(1)	Mortgage loans do not include our 30% share ($24.5 million) of the $81.5 million debt of the partnership with Clarion Lion Properties Fund.
(2)	The stated interest rate represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest-only note of $4.35 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.

(3)	The Trust acquired control of Melville Mall through a 20-year master lease and secondary financing. Because the Trust controls this property and retains substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not a legal obligation of the Trust.
(4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
(5)	The term note offers a one-year extension option. The weighted average effective interest rate, before amortization of debt fees, was 5.27% for the period from November 9, 2007 through December 31, 2007.
(6)	The revolving credit facility offers a one-year extension option. The maximum amount drawn under the facility during 2007 was $244.0 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 5.63% for the year ended December 31, 2007.
(7)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
(8)	Beginning on August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2007, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Below are the aggregate principal payments required as of December 31, 2007 under our debt financing arrangements by year. Scheduled principal installments and amounts due at maturity are included.

	Secured	Capital Leases	Unsecured		Total
	(In thousands)
2008	$16,858	$1,076	$200,226	(1)	$218,160
2009	11,232	1,216	175,250		187,698
2010	7,344	1,305	275	(2)	8,924
2011	44,645	1,399	75,304		121,348
2012	7,460	1,500	175,336		184,296
Thereafter(3)	287,064	69,613	559,429		916,106

	$374,603	$76,109	$1,185,820		$1,636,532	(4)

Our organizational documents do not limit the level or amount of debt that we may incur.

(1)	Includes $200 million outstanding on our term note which is subject to a one-year extension at our option.
(2)	Our $300 million four-year revolving credit facility is subject to a one-year extension at our option. As of December 31, 2007, there is $0 drawn under this credit facility.
(3)	Includes the Mount Vernon projected mortgage loan balance of $10.0 million as of April 15, 2013 that may be required to be paid on or after April 15, 2013. Amount also includes $50 million of unsecured debt that may be called by the holders beginning August 15, 2008.
(4)	Total debt maturities differs from the total reported on the consolidated balance sheet due to unamortized discounts and premiums as of December 31, 2007.

Interest Rate Hedging

As of December 31, 2007, we have no outstanding hedging instruments. We may enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in 2007, 2006 and 2005, and we do not anticipate it will have a significant effect in the future.

In August 2002, in anticipation of a $150 million senior unsecured note offering, we entered into a treasury lock that fixed the five year treasury rate at 3.472% through August 19, 2002. On August 16, 2002, we priced the senior unsecured notes with a scheduled closing date of August 21, 2002 and closed on the associated rate lock. Five-year treasury rates declined between the pricing period and the settlement of the rate lock and therefore, we paid $1.5 million to settle the rate lock. As a result of the August 19, 2002 fire at Santana Row, we did not proceed with the note offering at that time. However, we consummated a $150 million, 6.125% Senior Unsecured Note offering on November 2002, and thus, the hedge loss was amortized into interest expense over the life of these notes which matured on November 15, 2007.

REIT Qualification

We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to generally our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute at least 90% of our REIT taxable income to our shareholders.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Net income	$195,537	$118,712	$114,612
Gain on sale of real estate	(94,768)	(23,956)	(30,748)
Depreciation and amortization of real estate assets	95,565	88,649	82,752
Amortization of initial direct costs of leases	8,473	7,390	6,972
Depreciation of joint venture real estate assets	1,241	768	630

Funds from operations	206,048	191,563	174,218
Dividends on preferred stock	(442)	(10,423)	(11,475)
Income attributable to operating partnership units	1,156	748	801
Preferred stock redemption costs	—	(4,775)	—

Funds from operations available for common shareholders	$206,762	$177,113	$163,544

Weighted average number of common shares, diluted	56,999	54,351	53,469
Funds from operations available for common shareholders, per diluted share	$3.63	$3.26	$3.06

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

As of December 31, 2007, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

Interest Rate Risk

The following discusses the effect of hypothetical changes in market rates of interest on interest expense for our variable rate debt and on the fair value of our total outstanding debt, including our fixed-rate debt. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our debt. Quoted market prices were used to estimate the fair value of our marketable senior notes and debentures and discounted cash flow analysis is generally used to estimate the fair value of our mortgages and notes payable. Considerable judgment is necessary to estimate the fair value of financial instruments. This analysis does not purport to take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure.

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2007 we had $1.4 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at December 31, 2007 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $70.1 million. If interest rates on our fixed-rate debt instruments at December 31, 2007 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $71.0 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2007, we had $209.4 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased by 1.0% our annual interest expense would increase by approximately $2.1 million, and our net income and cash flows for the year would decrease by approximately $2.1 million. Conversely, if interest rates decreased by 1.0%, our annual interest expense would decrease by approximately $2.1 million, and our net income and cash flows for the year would increase by approximately $2.1 million.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CON TROLS	AND PROCEDURES

Quarterly Assessment

We carried out an assessment as of December 31, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.

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

Our internal control over financial reporting is also assessed on an ongoing basis by personnel in our Accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information is important both for the evaluation generally and because the Section 302 certifications require that our Chief Executive Officer and our Chief Financial Officer disclose that information to the Audit Committee of our Board of Trustees and our

independent auditors and also require us to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is defined in Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

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

Statement of Our Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

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

(2) Financial Statement Schedules

Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-35.

(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 25 day of February, 2008.

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

Signature	Title	Date

/s/ DONALD C. WOOD Donald C. Wood	Chief Executive Officer, Trustee (Principal Executive Officer)	February 25, 2008

/s/ JOSEPH M. SQUERI Joseph M. Squeri	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2008

/s/ JOSEPH S. VASSALLUZZO Joseph S. Vassalluzzo	Non-Executive Chairman	February 26, 2008

/s/ JON E. BORTZ Jon Bortz	Trustee	February 25, 2008

/s/ DAVID W. FAEDER David W. Faeder	Trustee	February 25, 2008

/s/ KRISTIN GAMBLE Kristin Gamble	Trustee	February 26, 2008

/s/ GAIL P. STEINEL Gail P. Steinel	Trustee	February 25, 2008

/s/ WARREN M. THOMPSON Warren M. Thompson	Trustee	February 25, 2008

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

Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective, based on those criteria, as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders of Federal Realty Investment Trust

We have audited Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries’ (the Trust) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federal Realty Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Federal Realty Investment Trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Federal Realty Investment Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Realty Investment Trust and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 25, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 25, 2008

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders of Federal Realty Investment Trust

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (the Trust) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1) and (2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, the Trust adopted SFAS No. 123R “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 25, 2008

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS
Real estate, at cost
Operating	$3,304,922	$2,931,391
Construction-in-progress	147,925	99,774
Assets held for sale (discontinued operations)	—	173,093

	3,452,847	3,204,258
Less accumulated depreciation and amortization	(756,703)	(740,507)

Net real estate	2,696,144	2,463,751
Cash and cash equivalents	50,691	11,495
Accounts and notes receivable	61,108	47,493
Mortgage notes receivable	40,638	40,756
Investment in real estate partnership	29,646	10,322
Prepaid expenses and other assets	103,620	106,172
Debt issuance costs, net of accumulated amortization of $4,815 and $4,986, respectively	7,450	8,617

TOTAL ASSETS	$2,989,297	$2,688,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$373,975	$311,037
Capital lease obligations	76,109	95,116
Notes payable	210,820	109,024
Senior notes and debentures	977,556	1,127,508
Capital lease obligations of assets held for sale	—	54,245
Accounts payable and accrued expenses	99,360	97,727
Dividends payable	36,142	31,809
Security deposits payable	10,703	10,126
Other liabilities and deferred credits	58,182	45,745

Total liabilities	1,842,847	1,882,337
Minority interests	31,818	22,191
Commitments and contingencies (Note 9)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 and 0 shares issued and outstanding, respectively	9,997	—
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 60,133,270 and 56,805,816 issued, respectively	601	568
Additional paid-in capital	1,541,020	1,281,217
Accumulated dividends in excess of net income	(407,376)	(467,369)
Treasury shares at cost, 1,487,605 and 1,485,279 shares, respectively	(28,807)	(28,807)
Notes receivable from issuance of common shares	(803)	(1,531)

Total shareholders’ equity	1,114,632	784,078

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,989,297	$2,688,606

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
REVENUE
Rental income	$468,498	$414,979	$375,927
Other property income	12,834	7,461	9,511
Mortgage interest income	4,560	5,095	5,370

Total revenue	485,892	427,535	390,808

EXPENSES
Rental	100,389	84,763	82,055
Real estate taxes	47,234	41,198	36,449
General and administrative	25,575	21,340	19,909
Depreciation and amortization	101,675	92,793	84,521

Total operating expenses	274,873	240,094	222,934

OPERATING INCOME	211,019	187,441	167,874
Other interest income	921	2,042	1,731
Interest expense	(111,365)	(95,234)	(81,617)
Income from real estate partnership	1,395	656	493

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	101,970	94,905	88,481
Minority interests	(5,590)	(4,353)	(5,234)

INCOME FROM CONTINUING OPERATIONS	96,380	90,552	83,247
DISCONTINUED OPERATIONS
Discontinued operations—income	4,389	4,204	617
Discontinued operations—gain on sale of real estate	94,768	16,515	30,748

Results from discontinued operations	99,157	20,719	31,365

INCOME BEFORE GAIN ON SALE OF REAL ESTATE	195,537	111,271	114,612
Gain on sale of real estate	—	7,441	—

NET INCOME	195,537	118,712	114,612
Dividends on preferred stock	(442)	(10,423)	(11,475)
Preferred stock redemption costs	—	(4,775)	—

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$195,095	$103,514	$103,137

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.71	$1.41	$1.36
Discontinued operations	1.77	0.39	0.60
Gain on sale of real estate	—	0.14	—

	$3.48	$1.94	$1.96

Weighted average number of common shares, basic	56,108	53,469	52,533

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.70	$1.40	$1.35
Discontinued operations	1.75	0.38	0.59
Gain on sale of real estate	—	0.14	—

	$3.45	$1.92	$1.94

Weighted average number of common shares, diluted	56,543	53,962	53,050

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Shares		Additional Paid-in Capital	Accumulated Dividends In Excess of Net Income	Treasury Shares		Deferred Compensation On Restricted Shares	Notes Receivable From the Issuance of Common Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2004	5,400	$135,000	53,616,827	$536	$1,108,213	$(416,026)	(1,480,202)	$(28,786)	$(8,641)	$(2,083)	$2,321	$790,534
Comprehensive income:
Net income	—	—	—	—	—	114,612	—	—	—	—	—	114,612
Change due to recognizing gain on securities	—	—	—	—	—	—	—	—	—	—	60	60
Change in valuation on interest rate swaps	—	—	—	—	—	—	—	—	—	—	297	297

Total comprehensive income												114,969
Dividends declared to common shareholders	—	—	—	—	—	(124,928)	—	—	—	—	—	(124,928)
Dividends declared to preferred shareholders	—	—	—	—	—	(11,475)	—	—	—	—	—	(11,475)
Exercise of stock options	—	—	409,920	4	10,947	—	—	—	—	—	—	10,951
Shares issued under dividend reinvestment plan	—	—	62,579	1	3,424	—	—	—	—	—	—	3,425
Grants of restricted common shares	—	—	78,591	1	4,061	—	—	—	(3,494)	—	—	568
Vesting of restricted common shares	—	—	—	—	—	—	—	—	2,431	—	—	2,431
Deferred sock compensation associated with variable accounting (APB No. 25)	—	—	—	—	893	—	—	—	—	—	—	893
Conversion and redemption of OP units			203,140	2	(12,806)	—	—	—	—	—	—	(12,804)
Unvested shares forfeited	—	—	—	—	—	—	(158)	(8)	—	—	—	(8)
Loans paid	—	—	—	—	—	—	—	—	—	291	—	291

BALANCE AT DECEMBER 31, 2005	5,400	$135,000	54,371,057	$544	$1,114,732	$(437,817)	(1,480,360)	$(28,794)	$(9,704)	$(1,792)	$2,678	$774,847
Comprehensive income:
Net income	—	—	—	—	—	118,712	—	—	—	—	—	118,712
Change in valuation on interest rate swaps	—	—	—	—	—	—	—	—	—	—	(1,493)	(1,493)

Total comprehensive income												117,219
Change due to termination of hedge relationship	—	—	—	—	—	—	—	—	—	—	(1,185)	(1,185)
Dividends declared to common shareholders	—	—	—	—	—	(133,066)	—	—	—	—	—	(133,066)
Dividends declared to preferred shareholders	—	—	—	—	—	(10,423)	—	—	—	—	—	(10,423)
Common shares issued	—	—	2,002,670	20	149,077	—	—	—	—	—	—	149,097
Exercise of stock options	—	—	266,579	2	8,843	—	—	—	—	—	—	8,845
Shares issued under dividend reinvestment plan	—	—	44,077	—	3,101	—	—	—	—	—	—	3,101
Share-based compensation expense (SFAS No.123 (R))	—	—	84,217	1	6,490	—	—	—	—	—	—	6,491
Cumulative effect of change in accounting principle	—	—	—	—	(6,416)	—	—	—	9,704	—	—	3,288
Conversion and redemption of OP units	—	—	37,216	1	615	—	—	—	—	—	—	616
Preferred shares redeemed	(5,400)	(135,000)	—	—	4,775	(4,775)	—	—	—	—	—	(135,000)
Unvested shares forfeited	—	—	—	—	—	—	(4,919)	(13)	—	—	—	(13)
Loans paid	—	—	—	—	—	—	—	—	—	261	—	261

BALANCE AT DECEMBER 31, 2006	—	$—	56,805,816	$568	$1,281,217	$(467,369)	(1,485,279)	$(28,807)	$—	$(1,531)	$—	$784,078
Net income	—	—	—	—	—	195,537	—	—	—	—	—	195,537
Dividends declared to common shareholders	—	—	—	—	—	(135,102)	—	—	—	—	—	(135,102)
Dividends declared to preferred shareholders	—	—	—	—	—	(442)	—	—	—	—	—	(442)
Common shares issued	—	—	2,884,099	29	240,162	—	—	—	—	—	—	240,191
Exercise of stock options	—	—	106,117	1	5,066	—	—	—	—	—	—	5,067
Shares issued under dividend reinvestment plan	—	—	32,615	—	2,821	—	—	—	—	—	—	2,821
Share-based compensation expense (SFAS No.123 (R))	—	—	127,867	1	8,039	—	—	—	—	—	—	8,040
Conversion and redemption of OP units	—	—	176,756	2	3,715	—	—	—	—	—	—	3,717
Preferred shares issued	399,896	9,997	—	—	—	—	—	—	—	—	—	9,997
Unvested shares forfeited	—	—	—	—	—	—	(2,326)	—	—	—	—	—
Loans paid	—	—	—	—	—	—	—	—	—	728	—	728

BALANCE AT DECEMBER 31, 2007	399,896	$9,997	60,133,270	$601	$1,541,020	$(407,376)	(1,487,605)	$(28,807)	$—	$(803)	$—	$1,114,632

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$195,537	$118,712	$114,612
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	105,966	97,879	91,503
Gain on sale of real estate	(94,768)	(23,956)	(30,748)
Equity in income from real estate partnership	(1,395)	(656)	(493)
Minority interests	5,590	4,353	5,234
Other, net	(2,267)	2,328	4,302
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Decrease in accounts receivable	(6,743)	(3,786)	(3,274)
Decrease (increase) in prepaid expenses and other assets	3,002	(11,792)	(3,667)
Increase in accounts payable, and accrued expenses	266	2,846	752
Increase (decrease) in security deposits and other liabilities	9,021	726	(3,280)

Net cash provided by operating activities	214,209	186,654	174,941

INVESTING ACTIVITIES
Acquisition of real estate	(69,487)	(266,984)	(96,920)
Capital expenditures—development and redevelopment	(111,600)	(95,718)	(149,494)
Capital expenditures—other	(25,755)	(23,961)	(20,163)
Proceeds from sale of real estate	83,979	82,345	113,141
Investment in real estate partnership	(20,427)	(4,960)	(13)
Distribution from real estate partnership in excess of earnings	967	631	—
Leasing costs	(9,756)	(8,628)	(8,628)
Repayment (issuance) of mortgage and other notes receivable, net	640	(154)	9,347

Net cash used in investing activities	(151,439)	(317,429)	(152,730)

FINANCING ACTIVITIES
Net (repayment) borrowings under revolving credit facility, net of costs	(98,000)	41,209	500
Issuance of note payable, net of costs	199,525	149,979	—
Issuance of senior notes	—	509,887	124,013
Repayment of senior notes	(150,000)	(40,500)	(40,000)
Repayment of mortgages, capital leases and notes payable	(7,603)	(405,552)	(4,555)
Redemption of Series B preferred shares	—	(135,000)	—
Issuance of common shares	170,855	161,292	14,111
Dividends paid to common and preferred shareholders	(131,443)	(142,947)	(133,377)
Distributions to minority interests	(6,908)	(4,737)	(4,739)

Net cash (used in) provided by financing activities	(23,574)	133,631	(44,047)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,196	2,856	(21,836)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,495	8,639	30,475

CASH AND CASH EQUIVALENTS, END OF YEAR	$50,691	$11,495	$8,639

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Code”). A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row, which occurred between August 2005 and August 2006, and the sales of Bath Shopping Center, Key Road Plaza and Riverside Plaza in 2007 were conducted through a TRS. Other than these sales, our TRS activities have not been material.

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

Reclassifications

Certain prior year amounts in the 2007 consolidated financial statements have been reclassified to conform to current period presentation.

In June 2006, we sold Greenlawn Plaza to our unconsolidated real estate partnership resulting in a gain of $7.4 million. In our 2006 Form 10-K, the operations of the property prior to June 2006 and the gain on sale of real estate were included in discontinued operations. However, due to our continuing involvement in the property, Greenlawn Plaza does not qualify for discontinued operations classification under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we have reclassified the results of operations through the date of sale to continuing operations and reclassified the gain on sale from “discontinued operations—gain on sale of real estate” to “gain on sale of real estate.” This reclassification did not impact net income.

Revenue Recognition and Accounts Receivable

Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue or income. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a certain portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2007 and 2006, accounts receivable include approximately $32.0 million and $24.8 million, respectively, related to straight-line rents. At December 31, 2007 and 2006, our allowance for doubtful accounts was $7.0 million and $6.2 million, respectively.

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 15 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced. In 2007, 2006 and 2005, depreciation expense was $93.4 million, $85.7 million and $77.9 million, respectively, which includes depreciation expense for assets under capital lease obligations.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The application of SFAS No. 66 can be complex and requires us to make assumptions. We believe the criteria of SFAS No. 66 was met for all real estate sold during 2007, 2006 and 2005.

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

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances in individual banks may exceed insurable amounts.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of lease costs, prepaid property taxes and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and salaries and related costs of personnel directly related to time spent obtaining a lease. Capitalized lease costs are amortized over the life of the related lease. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. Other assets also include the premiums paid for split dollar life insurance covering several officers and former officers which were approximately $4.6 million at December 31, 2007 and 2006.

Debt Issuance Costs

Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method.

Derivative Instruments

We enter into interest rate swaps and treasury rate locks that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We do not purchase derivatives for speculation. Our cash flow hedges are recorded at fair value. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income and reclassified to earnings when the hedged item affects earnings. The ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. Hedge ineffectiveness did not have a significant impact on earnings in 2007, 2006 and 2005, and we do not anticipate it will have a significant effect in the future.

In January 2004, we entered into an interest rate swap to fix the LIBOR portion of our $150 million term loan issued in October 2003. This swap fixed the LIBOR portion at 2.401% through October 2006. The full notional amount of this swap qualified as a cash flow hedge until we repaid the $150 million term loan on July 17, 2006. We did not redesignate this swap and the related $1.2 million included in accumulated other comprehensive income was recognized into earnings.

In August 2002, in anticipation of a $150 million senior unsecured note offering, we entered into a treasury lock that fixed the five year treasury rate at 3.472% through August 19, 2002. On August 16, 2002, we priced the senior unsecured notes with a scheduled closing date of August 21, 2002 and closed on the associated rate lock. Five-year treasury rates declined between the pricing period and the settlement of the rate lock and therefore, we paid $1.5 million to settle the rate lock. As a result of the August 19, 2002 fire at Santana Row, we did not proceed with the note offering at that time. However, we consummated a $150 million, 6.125% Senior Unsecured Note offering in November 2002, and thus, the hedge loss was amortized into interest expense over the life of these notes through maturity on November 15, 2007.

We also purchased an interest rate swap that terminated March 2006, with a notional amount of $40.5 million upon issuance of our 6.99% Medium Term Notes, which reduced the effective interest rate from 6.99% to 6.894%.

Acquisition, Development and Construction Loan Arrangements

We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. Using guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled “ADC Arrangements” (“the Third Notice”), we evaluate each investment to determine whether the loan arrangement qualifies under the Third Notice as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. Generally, we receive additional interest on these loans, however we never receive in excess of 50% of the residual profit in the project (as defined in the Third Notice) and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof) the loans qualify for loan accounting. The amounts under ADC arrangements are presented as mortgage notes receivable at December 31, 2007 and 2006.

Share Based Compensation

Prior to January 1, 2006, we accounted for stock based compensation under the recognition and measurement provisions of Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, no stock based compensation costs were recognized in the Statement of Operations for stock options as our options granted had an exercise price equal to the market value of our common shares on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method. Under this transition method, compensation cost recognized beginning January 1, 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to January 1, 2006, we used the Black-Scholes model to value stock options and we continue to use this model to value stock options issued subsequent to January 1, 2006.

On January 1, 2006, we recorded the cumulative effect of adopting SFAS No. 123(R). This cumulative effect resulted in decreasing accrued liabilities by $3.3 million and increasing shareholders’ equity by $3.3 million. These balance sheet changes related to deferred compensation on unvested shares. Under SFAS No. 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation expense is now recorded over the requisite service period with an offsetting credit to equity (generally additional paid-in capital).

If we had not adopted SFAS No. 123(R), our net income for 2006 would have excluded share-based compensation related to options of $1.3 million and included variable stock compensation related to our performance shares of $1.5 million. Under SFAS No. 123(R), the compensation associated with our unvested performance shares is now fixed at their grant-date fair value. Accordingly, if we had not adopted SFAS No. 123(R), our income from continuing operations, net income, basic earnings per share and dilutive earnings per share for 2006 would not have been materially different. While there are certain differences between SFAS No. 123 and 123(R), we believe the pro forma disclosures under SFAS No. 123 presented below approximate the effect of SFAS No. 123(R) for the year ended December 31, 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock based compensation, prior to January 1, 2006.

2005
(In thousands, except per share data)
Net income available for common shareholders, as reported	$103,137
Stock-based employee compensation cost included in net income	3,992
Stock-based employee compensation cost under the fair value method for all awards	(3,802)

Net income available for common shareholders, pro forma	$103,327

Earnings Per Share:
Basic, as reported	$1.96
Basic, pro forma	$1.97
Diluted, as reported	$1.94
Diluted, pro forma	$1.95

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

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities.” FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46-R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We have evaluated the applicability of FIN 46-R to our investments in certain restaurant joint ventures and our real estate partnership with affiliates of Clarion Lion Properties Fund and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. We have also evaluated the applicability of FIN 46-R to our mortgage loans receivable and determined that they are not variable interest entities.

Our investment balance in these restaurant joint ventures was approximately $7.9 million and $8.6 million at December 31, 2007 and 2006, respectively. Our equity in earnings from these restaurant joint ventures was $2.2 million, $1.5 million and $1.3 million in 2007, 2006 and 2005, respectively. Our investment balances and earnings from mortgage notes receivable and our real estate partnership are presented in our consolidated balance sheets and consolidated statements of operations.

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

From May 30, 2007 to October 11, 2007, a third party intermediary was the legal owner of Shoppers’ World, but we controlled the property and retained all of the economic benefit and risk associated with the property. Accordingly, we consolidated the property and its operations beginning May 30, 2007.

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides additional information related to the Consolidated Statements of Cash Flows:

	2007	2006	2005
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$125,259	$106,877	$94,257
Interest capitalized	(7,865)	(4,069)	(5,691)
Interest expense related to discontinued operations	(6,029)	(7,574)	(6,949)

Interest expense	$111,365	$95,234	$81,617

Cash paid for interest, net of amounts capitalized	$117,554	$91,612	$84,242

Cash paid for income taxes	$1,126	$5,098 (1)	$82

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisitions	$79,987	$44,297	$22,258
Common shares issued with acquisitions	$77,957	$—	$—
Extinguishment of capital lease obligations	$76,449	$—	$—
DownREIT operating partnership units issued with acquisitions	$16,358	$—	$—
Preferred shares issued with acquisitions	$9,997	$—	$—

(1)	Cash paid for income taxes for 2006 includes $4.1 million related to the sales of condominiums at Santana Row which were conducted through a TRS.

Accounting for Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 was issued to reduce the diversity in practice associated with certain aspects of recognition, disclosure and measurement related to accounting for uncertain income tax positions. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows. We recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2003. As of December 31, 2007, we had no material unrecognized tax benefits.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). We are required to adopt the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008; we are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We do not intend to make this fair value election and, therefore, we do not expect SFAS No. 159 to have an impact on our financial position, results of operations, or cash flows.

On December 4, 2007, the FASB issued Statement No. 141 (R), Business Combinations (“SFAS No. 141 (R)”) and Statement No. 160 “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). The new standards significantly change the accounting and reporting of business combination transactions and minority interests in the consolidated financial statements; these changes include expensing all acquisition related transaction costs, recognizing contingent consideration arrangements at their acquisition date fair values with subsequent changes generally reflected in earnings, recognizing 100% of the fair values of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest and recognizing a non-controlling interest as equity in the consolidated financial statements. We are required to adopt SFAS No. 141 (R) for business combination transactions for which the acquisition date is on or after January 1, 2009 and SFAS No. 160 on January 1, 2009. We are currently evaluating the impact SFAS No. 141 (R) and SFAS No. 160 will have on our financial position, results of operations, and cash flows.

NOTE 2.   REAL ESTATE

A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2007
Retail and mixed-use properties	$3,224,196	$(717,257)	$373,975
Retail properties under capital leases	201,544	(30,957)	76,109
Residential	27,107	(8,489)	—

	$3,452,847	$(756,703)	$450,084

December 31, 2006
Retail and mixed-use properties	$2,885,451	$(630,600)	$311,037
Retail properties under capital leases	291,944	(101,951)	149,361
Residential	26,863	(7,956)	—

	$3,204,258	$(740,507)	$460,398

Retail and mixed-use properties includes the residential portion of Santana Row. The residential property investments are comprised of our investments in Rollingwood Apartments and Crest Apartments at Congressional Plaza.

A summary of our significant acquisitions in 2007 and 2006 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price (1)
			(In square feet)	(In millions)
Year ended December 31, 2007
February 28	Crow Canyon Crest	San Ramon, CA	17,000	$10.9	(1)
March 8	The White Marsh Portfolio: (2)	White Marsh, MD		189.4	(3)
	THE AVENUE at White Marsh		296,000
	The Shoppes at Nottingham Square		186,000
	White Marsh Plaza		79,000
	White Marsh Other		53,000
May 30	Shoppers’ World	Charlottesville, VA	169,000	27.2	(4)
October 26	Mid-Pike Plaza	Rockville, MD	—	45.2	(5)
October 26	Huntington Shopping Center	Huntington, NY	—	37.7	(5)

		Total	800,000	$310.4

Year ended December 31, 2006
January 20	4900 Hampden Lane	Bethesda, MD	35,000	$12.0
January 27	7770 Richmond Hwy	Alexandria, VA	60,000	9.9
June 29	Town Center of New Britain	New Britain, PA	126,000	12.8
August 24	Key Road Plaza	Keene, NH	76,000	14.5
August 24	Riverside Plaza	Keene, NH	218,000	24.0
August 24	Bath Shopping Center	Bath, ME	101,000	22.8
August 24	Linden Square	Wellesley, MA	261,000	99.6
August 24	North Dartmouth	North Dartmouth, MA	183,000	27.5
August 25	Chelsea Commons	Chelsea, MA	180,000	20.1
Various after September 13	Rockville Town Square	Rockville, MD	152,000	5.9	(6)
October 16	Melville Mall	Huntington, NY	248,000	60.0	(7)

		Total	1,640,000	$309.1

(1)	Approximately $0.4 million and $1.8 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(2)	The White Marsh Portfolio was purchased using $11.5 million of cash plus a combination of common stock and convertible preferred stock, downREIT operating partnership units, and the assumption of mortgage loans through a merger with Nottingham Properties, Inc. The acquisition also included ground leases covering 50,000 square feet of office space and a hotel which are not included in gross leasable area.
(3)	Approximately $3.6 million and $9.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(4)	Approximately $0.8 million and $2.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(5)	On October 26, 2007, we completed an exchange transaction whereby we sold our leasehold interests in six New Jersey properties and acquired the fee interests in Mid-Pike Plaza and Huntington Shopping Center. Prior to the transaction, we held leasehold interests in all eight properties. The transaction was completed as a 1031 tax-deferred exchange and involved a cash payment of $17.2 million. All eight properties were previously encumbered by capital lease obligations which were extinguished as part of the transaction.
(6)	We acquired an additional 30,000 square feet of gross leasable area in 2007.
(7)	The Trust controls and consolidates Melville Mall at its approximate fair value of $60.0 million. We gained control of Melville Mall through a 20-year master lease and $34.1 million secondary financing to the owner. The master lease includes a purchase option in 2021 for $5.0 million plus the assumption of the owner’s first mortgage that has a balance of $25.1 million at December 31, 2007.

On November 16, 2007, we purchased the 10% minority interest in three properties located at our Fifth Avenue, Hermosa Avenue and Third Street Promenade projects for $5.7 million. We now own 100% of these properties.

A summary of our significant dispositions in 2007 and 2006 is as follows:

Sale Date	Property	Location	Year Acquired or Built	Gross Leasable Area	Sales Price	Gain
				(In square feet)	(In millions)
Year ended December 31, 2007
April 5	Bath Shopping Center	Bath, ME	2006	101,000	$21.8	$0.6	(1)
June 20	Key Road Plaza	Keene, NH	2006	76,000	15.3	0.4	(2)
June 20	Riverside Plaza	Keene, NH	2006	218,000	25.9	0.5	(3)
October 11	Forest Hills Shopping Center	Forest Hills, NY	1997	39,500	33.2	19.1	(4)
October 26	New Jersey Leasehold Interests:				65.7	79.6	(5)
	Allwood Shopping Center	Clifton, NJ	1988	50,000
	Blue Star Shopping Center	Watchung, NJ	1988	410,000
	Brunswick Shopping Center	North Brunswick, NJ	1988	303,000
	Clifton Shopping Center	Clifton, NJ	1988	80,000
	Hamilton Shopping Center	Hamilton, NJ	1988	190,000
	Rutgers Shopping Center	Franklin, NJ	1988	267,000

		Total		1,734,500	$161.9	$100.2

Year ended December 31, 2006
January-August	Santana Row Condominiums (89 units)(6)	San Jose, CA	2002	N/A	$64.1	$16.5	(7)
June 5	Greenlawn Plaza	Huntington, NY	2000	102,000	20.4	7.4	(8)

		Total		102,000	$84.5	$23.9

(1)	Gain of $0.6 million is net of $0.3 million in taxes.
(2)	Gain of $0.4 million is net of $0.1 million in taxes.
(3)	Gain of $0.5 million is net of $0.1 million in taxes.
(4)	We sold two of three retail buildings located in Forest Hills, NY.
(5)	On October 26, 2007, we completed an exchange transaction whereby we sold our leasehold interests in six New Jersey properties and acquired the fee interests in Mid-Pike Plaza and Huntington Shopping Center. The transaction was completed as a 1031 tax-deferred exchange and involved a cash payment of $17.2 million. All eight properties were previously encumbered by capital lease obligations which were extinguished as part of the transaction.
(6)	As of August 25, 2006, we had sold all of the 219 condominium units we planned to sell at Santana Row.
(7)	Gain of $16.5 million is net of $2.4 million in taxes.
(8)	This property was contributed to our real estate partnership in which we own a 30% interest. Accordingly, we recognized a partial gain of $7.4 million on this sale related to the 70% equity interest contributed.

NOTE 3.   MORTGAGE NOTES RECEIVABLE

At December 31, 2007 and 2006, we had mortgage notes receivable with an aggregate carrying amount of $40.6 million and $40.8 million, respectively, which are net of a valuation allowance of $4.6 million and $5.0 million, respectively. These mortgage notes are due over various terms from August 2016 to May 2021. At December 31, 2007 and 2006, our mortgages had a weighted average interest rate of 10.0%. Interest income is accrued as earned. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and, upon sale of the properties, we will share in the appreciation of the properties.

On August 4, 2006, we amended the $17.7 million second mortgage note receivable which is secured by a hotel in San Jose, California. The amended note decreased the interest rate from 14% to 9% per annum, requires monthly payments of principal and interest based on a 15-year amortization schedule and matures on August 20, 2016.

NOTE 4.   REAL ESTATE PARTNERSHIP

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners. We own 30% of the equity in the Partnership, and Clarion owns 70%. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. As of December 31, 2007, we have made total contributions of $34.8 million and received total distributions of $4.4 million. We account for our interest in the Partnership using the equity method.

The following are the summarized operating results and the financial position of the Partnership:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
OPERATING RESULTS
Revenue	$17,566	$10,523	$8,384
Expenses
Other operating expenses	4,478	2,828	2,178
Depreciation and amortization	4,471	2,767	2,099
Interest expense	4,478	3,506	2,464

Total expenses	13,427	9,101	6,741

Net income	$4,139	$1,422	$1,643

Our share of net income from real estate partnership	$1,395	$656	$493

	December 31,
	2007	2006
	(In thousands)
BALANCE SHEETS
Real estate, net	$191,747	$123,478
Cash	1,453	2,116
Other assets	7,173	4,064

Total assets	$200,373	$129,658

Mortgages payable	$81,540	$77,425
Other liabilities	8,691	6,716
Partners’ capital	110,142	45,517

Total liabilities and partners’ capital	$200,373	$129,658

Our share of unconsolidated debt	$24,462	$23,228

Our investment in real estate partnership	$29,646	$10,322

For mortgages payable totaling $36.7 million that are secured by three properties owned by subsidiaries of the Partnership, we were the guarantor for the obligations of the joint venture which are commonly referred to as “non-recourse carve-outs.” The guarantees do not have a finite term; however, once the lenders have been repaid in accordance with the loan documents, the only likely basis for a claim on the guarantee is for loss to the lender as a result of potential future environmental liability at the properties to which the loans relate. We were not guaranteeing repayment of the debt itself. The Partnership would indemnify us for any loss we were to incur under these guarantees. As of November 2007, we are no longer the guarantor on the loans.

The following table provides a summary of acquisitions made by our unconsolidated real estate partnership in 2007 and 2006:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
Year ended December 31, 2007
February 15	Free State Shopping Center	Bowie, MD	278,000	$64.1
February 20	Lake Barcroft Shopping Center(1)	Falls Church, VA	9,000	6.0

		Total	287,000	$70.1

Year ended December 31, 2006
June 5	Greenlawn Plaza(2)	Huntington, NY	102,000	$20.4
June 8	Barcroft Plaza	Falls Church, VA	90,000	25.1

		Total	192,000	$45.5

(1)	The property acquired is adjacent to and operated as part of Barcroft Plaza which is also owned by the Partnership.
(2)	This property was acquired from the Trust.

On April 10, 2007, our unconsolidated real estate partnership entered into a mortgage note for approximately $4.2 million. The mortgage note is secured by the Lake Barcroft property, which was acquired in February 2007, and by Barcroft Plaza. The Lake Barcroft property is adjacent to and operated as part of Barcroft Plaza. The note matures on July 1, 2016, bears interest at 5.71% per annum and requires monthly payments of interest only.

NOTE 5.   ACQUIRED IN-PLACE LEASES

Acquired above market leases are included in prepaid expenses and other assets and had a balance of $17.6 million and $16.0 million at December 31, 2007 and 2006, respectively, and accumulated amortization of $4.7 million and $2.6 million at December 31, 2007 and 2006, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance of $46.0 million and $41.4 million at December 31, 2007 and 2006, respectively, and accumulated amortization of $13.3 million and $8.2 million at December 31, 2007 and 2006, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income included net amortization from acquired in-place leases of $2.9 million, $2.5 million and $1.6 million in 2007, 2006 and 2005, respectively. The remaining weighted-average amortization period as of December 31, 2007, is 9.8 years and 13.4 years for above market leases and below market leases, respectively.

The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2008	$2,061	$4,526
2009	1,725	3,329
2010	1,446	2,799
2011	1,211	2,512
2012	920	2,268
Thereafter	5,552	17,325

	$12,915	$32,759

NOTE 6.  DEBT

The following is a summary of our total debt outstanding as of December 31, 2007 and 2006:

	Principal Balance as of December 31,		Stated Interest Rate as of December 31, 2007	Maturity Date
Description of Debt	2007	2006
	(Dollars in thousands)
Mortgage loans
Leesburg Plaza	$9,631	$9,760	6.510%	October 1, 2008
164 E. Houston Street	46	98	7.500%	October 6, 2008
White Marsh Other	1,149	—	6.060%	December 31, 2008
Mercer Mall	4,441	4,512	8.375%	April 1, 2009
Federal Plaza	33,675	34,192	6.750%	June 1, 2011
Tysons Station	6,217	6,366	7.400%	September 1, 2011
White Marsh Plaza	10,350	—	6.040%	April 1, 2013
Crow Canyon	21,588	21,945	5.400%	August 11, 2013
Melville Mall	25,095	25,702	5.250%	September 1, 2014
THE AVENUE at White Marsh	61,035	—	5.460%	January 1, 2015
Barracks Road	41,988	42,614	7.950%	November 1, 2015
Hauppauge	15,828	16,065	7.950%	November 1, 2015
Lawrence Park	29,761	30,205	7.950%	November 1, 2015
Wildwood	26,159	26,550	7.950%	November 1, 2015
Wynnewood	30,330	30,782	7.950%	November 1, 2015
Brick Plaza	31,128	31,631	7.415%	November 1, 2015
Shoppers’ World	5,980	—	5.910%	January 31, 2021
Mount Vernon	11,962	12,268	5.660%	April 15, 2028
Bath	—	9,999	—	July 1, 2028
Chelsea	8,240	8,384	5.360%	January 15, 2031

Subtotal	374,603	311,073
Net unamortized discount	(628)	(36)

Total mortgage loans	373,975	311,037

Notes payable
Term note	200,000	—	LIBOR+0.575%	November 6, 2008
Revolving credit facility	—	98,000	LIBOR+0.425%	July 27, 2010
Perring Plaza renovation	1,420	1,624	10.000%	January 31, 2013
Escondido (Municipal bonds)	9,400	9,400	3.474%	October 1, 2016

Total notes payable	210,820	109,024

Senior notes and debentures
6.125% notes	—	150,000	—	November 15, 2007
8.75% notes	175,000	175,000	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures	50,000	50,000	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal	975,000	1,125,000
Net unamortized premium	2,556	2,508

Total senior notes and debentures	977,556	1,127,508

Capital lease obligations	76,109	95,116	Various	Various through 2106
Capital lease obligations of assets held for sale	—	54,245	Various	January 1, 2016

Total debt and capital lease obligations	$1,638,460	$1,696,930

In connection with the acquisition of the White Marsh portfolio and Shoppers’ World, we assumed five mortgage notes as follows:

Property	Fair Value (1)	Maturity Date	Stated Annual Interest Rate
	(In millions )
THE AVENUE at White Marsh	$61.9	January 1, 2015	5.46%
White Marsh Plaza	$6.4	April 1, 2013	5.96%
White Marsh Plaza	$4.5	April 1, 2013	6.18%
White Marsh Other	$1.2	December 31, 2008	6.06%
Shoppers’ World	$6.0	January 31, 2021	5.91%

(1)	The aggregate face amount of the mortgage notes is $79.7 million. However, in accordance with GAAP, these mortgage notes were recorded at their fair value of $80.0 million.

With the exception of one of the mortgage notes on White Marsh Plaza, all of the mortgage notes assumed require monthly payments of principal and interest. The $4.5 million mortgage note on White Marsh Plaza is interest only through the maturity date.

On October 26, 2007, we acquired the fee interest in Mid-Pike Plaza and Huntington Shopping Center and sold our leasehold interest in six properties, Allwood, Blue Star, Brunswick, Clifton, Hamilton and Rutgers Shopping Centers. Prior to the transaction, we had capital lease obligations totaling $76.4 million on all eight properties. The capital lease obligations were extinguished as part of the transaction. The capital lease obligations for the six properties sold are included in “capital lease obligations of assets held for sale” on the balance sheet.

On November 9, 2007, we entered into a $200 million unsecured term loan bearing interest at LIBOR plus 57.5 basis points. The loan matures on November 6, 2008, subject to a one-year extension at our option and is prepayable without penalty. The spread over LIBOR is subject to adjustment based on our credit rating. The loan had a weighted average interest rate of 5.3% for 2007.

On November 15, 2007, we repaid our 6.125% senior notes with a principal amount of $150.0 million. These notes were repaid with funds borrowed on our $200 million unsecured term loan.

The maximum amount of borrowings outstanding under our $300 million revolving credit facility during 2007, 2006 and 2005 was $244.0 million, $297.0 million and $159.7 million, respectively. The weighted average amount of borrowings outstanding was $154.3 million, $106.0 million and $105.1 million for 2007, 2006 and 2005, respectively. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 5.6%, 5.6% and 3.7% for 2007, 2006 and 2005, respectively. In addition, we are required to pay an annual facility fee of $0.5 million. The loan matures on July 27, 2010, subject to a one-year extension at our option.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholder’s equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2007, we were in compliance with all loan covenants.

Scheduled principal payments on mortgage loans, notes payable, senior notes and debentures as of December 31, 2007 are as follows:

	Mortgage Loans	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2008	$16,858	$200,226	(1)	$—	$217,084
2009	11,232	250		175,000	186,482
2010	7,344	275	(2)	—	7,619
2011	44,645	304		75,000	119,949
2012	7,460	336		175,000	182,796
Thereafter(3)	287,064	9,429		550,000	846,493

	$374,603	$210,820		$975,000	$1,560,423	(4)

(1)	Includes $200 million outstanding on our term note which is subject to a one-year extension at our option.
(2)	Our $300 million four-year revolving credit facility is subject to a one-year extension at our option. As of December 31, 2007, there is $0 drawn under this credit facility.
(3)	Includes the Mount Vernon projected mortgage loan balance of $10.0 million as of April 15, 2013 that may be required to be paid on or after April 15, 2013. Amount also includes $50 million of unsecured debt that may be called by the holders beginning August 15, 2008.
(4)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized discount or premium on certain senior notes, debentures and mortgage payables.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2007, are as follows:

(In thousands)
Year Ending December 31,
2008	$6,939
2009	6,905
2010	6,905
2011	6,905
2012	6,914
Thereafter	233,956

268,524
Less amount representing interest	(192,415)

Present value	$76,109

Certain of our capital lease obligations required payments based on the performance of the related properties in addition to the minimum payment amounts set forth above. The additional performance based payments were $4.1 million, $5.6 million and $4.6 million in 2007, 2006 and 2005, respectively and is included in “discontinued operations–income.” All capital leases with performance based payments were extinguished in October 2007.

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. The fair value of our mortgages payable, notes payable, and senior notes and debentures is sensitive to fluctuations in interest rates. Quoted market prices were used to estimate the fair value of our marketable senior notes and debentures and discounted cash flow analysis is generally used to estimate the fair value of our mortgages and notes payable. Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our mortgages payable, notes payable and senior notes and debentures is as follows:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$584,795	$603,200	$420,061	$449,130
Senior notes	$977,556	$979,562	$1,127,508	$1,146,767

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

We are involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we and our management agent acted improperly by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only has been concluded and post-trial briefs have been filed, but no decision has been rendered. One of the plaintiffs in the matter has filed for bankruptcy protection and as a result, the judge in our case has stayed further proceedings in the case. If we are found liable once the stay has been lifted, a trial will be held to determine the amount of damages. Based on the information available to us, we believe there is a reasonable possibility that we will be found liable. If a verdict is rendered against us, we may seek indemnification from the third party management company that negotiated the lease on our behalf. We cannot assess with any certainty at this time the potential damages for which we would be liable if a verdict is rendered against us or the potential amounts we might recover against the third party management company; however, if a verdict is rendered against us, there may be a material adverse impact on our net income in the period in which it becomes both probable that we will have to pay the damages and such damages can be reasonably estimated. In any event, management does not believe it will have a material impact on our financial position.

We also have one litigation matter filed against us in May 2003 which alleges that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages has been set for April 2008. The complaint did not specify the amount of damages claimed. We have now received reports from our experts and the plaintiff’s experts which show potential damages ranging from $600,000 to $24 million. We cannot make a reasonable estimate of potential damages until discovery is completed on the damages issue and the court rules on various legal issues impacting the calculation of damages. We intend to appeal the jury verdict; however, no appeal of the judgment can be taken until the trial on damages has been completed. If we are not successful in overturning the jury verdict, we will be liable for damages. Depending on the amount of damages awarded, it is possible there could be a material adverse impact on our net income in the period in which it becomes both probable that we will have to pay the damages and such damages can be reasonably estimated. In any event, management does not believe it will have a material impact on our financial position.

We reserve for estimated losses, if any, associated with warranties given to a buyer at the time real estate is sold or other potential liabilities relating to that sale, taking any insurance policies into account. These warranties may extend up to ten years and require significant judgment. Any increases to our estimated warranty losses would usually result in a decrease in net income.

Warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. Our warranty and latent construction defect reserves are calculated based upon historical industry experience and current known factors. Variables used in the calculation of the warranty reserves, as well as the adequacy of the reserves based on the number of condominium units still under warranty, are reviewed on a periodic basis.

During the third and fourth quarters of 2007, we became aware of certain facts and circumstances that caused us to reassess our initial reserve for damages related to defective work done by third party contractors while upgrades were made to the units being prepared for sale. Based on current estimates, we believe the range of possible incremental cost is between $5.1 million and $9.3 million, net of taxes of $1.9 million and $2.6 million, respectively, before insurance recoveries. The full extent of damages and required repairs on any particular unit cannot be determined until we have evaluated whether there was defective work in the unit and determined the extent of damages (if any) caused by the defective work. We are still in the process of evaluating units for potential damage arising from the defective work and, to date, have completed the repairs caused by the defective work in only a limited number of units. The extent of the damages encountered in those units, and the resulting costs to repair, varied considerably. Accordingly, our current estimates are based on limited and varying actual costs. We are continuing our evaluation of this matter, and in 2007, we increased our reserves by $5.1 million, net of taxes of $1.9 million, to the low end of our estimated range of potential obligation related to these particular damages. This range excludes any amounts we may recover from insurance or the contractors responsible for the defective work. In the event that our evaluation allows us to develop a better estimate of these damages, we will adjust our estimate accordingly. This increase reduces our gain on sale of condominium units that were sold during 2005 and 2006. The increase in the reserve is included in “Discontinued operations—gain on sale of real estate”. The reserve is included in accounts payable and accrued expenses. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.

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

At December 31, 2007 and 2006, our reserves for warranties and general liability costs were $16.0 million and $10.4 million, respectively. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2007 and 2006, we made payments from these reserves of $2.4 million and $1.0 million, respectively.

At December 31, 2007, we had letters of credit outstanding of approximately $10.6 million. The majority of these letters of credit are collateral for existing indebtedness and other obligations of the Trust.

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2007, our estimated maximum liability upon exercise of the put option would range from approximately $46 million to $51 million.

Street Retail San Antonio LP, a wholly owned subsidiary of the Trust, entered into a Development Agreement (the “Agreement”) in 2000 with the City of San Antonio, Texas (the “City”) related to the redevelopment of land and buildings that we own along Houston Street. Under the Agreement, we are required to issue an annual letter of credit, commencing on October 1, 2002 and ending on September 30, 2014, that covers our designated portion of the debt service should the incremental tax revenue generated in the Zone not cover the debt service. We posted a letter of credit with the City on September 25, 2002 for $0.8 million, and the letter of credit remains outstanding. As of December 31, 2007, we have funded approximately $1.3 million related to this obligation. In anticipation of further shortfalls of incremental tax revenues to the City, we have accrued approximately $0.3 million as of December 31, 2007 to cover additional payments we may be obligated to make as part of the project costs.

Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2007, a total of 380,938 operating units are outstanding.

We have three leases in which the lessor has a put option, which would require us to purchase the properties during the remaining lease term. If the lessor were to exercise this option in 2008, the purchase price would be approximately $44.0 million.

A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.

A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million and the assumption of the owner’s debt which is $25.1 million at December 31, 2007. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million and the assumption of the owner’s debt.

As of December 31, 2007 in connection with renovation and development projects, the Trust has contractual obligations of approximately $55.1 million.

We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2007:

(In thousands)
Year Ending December 31,
2008	$4,796
2009	4,750
2010	4,759
2011	4,798
2012	4,723
Thereafter	265,715

$289,541

NOTE 9.  SHAREHOLDERS’ EQUITY

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

On December 27, 2007, we issued 2.0 million common shares at $81.21 per share, for cash proceeds of approximately $162.4 million before other expenses of the offering. The proceeds were used on an interim basis to repay our revolving credit facility.

We have a Dividend Reinvestment Plan, whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2007, 2006 and 2005, 32,615 shares, 44,077 shares and 62,579 shares, respectively, were issued under the Plan.

NOTE 10.   DIVIDENDS

A summary of dividends declared and paid per share is as follows:

	Year Ended December 31,
	2007		2006				2005
	Declared	Paid	Declared		Paid		Declared		Paid
Common shares	$2.370	$2.335	$2.460	(1)	$2.440	(1)	$2.370	(1)	$2.320	(1)
5.417% Series 1 Cumulative Convertible Preferred (2)	$1.106	$0.767	$—		$—		$—		$—
8.5% Series B Cumulative Redeemable Preferred (3)	$—	$—	$1.753		$2.284		$2.125		$2.125

(1)	Includes a special dividend declared and paid of $0.20 resulting from the sales of condominiums at Santana Row.
(2)	On March 8, 2007, as part of the consideration to acquire the White Marsh portfolio, we issued 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred shares. The Series 1 Preferred are paid dividends on a quarterly basis at a rate of 5.417% per year.
(3)	On November 27, 2006, the Trust redeemed all 5,400,000 outstanding shares of its Series B Cumulative Redeemable Preferred Shares. Dividends on the Series B Preferred Shares ceased to accrue on November 27, 2006.

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2007	2006	2005
Common shares
Ordinary dividend	$2.174	$1.813	$1.601
Ordinary dividend eligible for 15% rate	0.044	0.066	0.093
Return of capital	—	0.561	—
Capital gain	0.117	—	0.626

	$2.335	$2.440	$2.320

5.417% Series 1 Cumulative Convertible Preferred
Ordinary dividend	$0.714	$—	$—
Ordinary dividend eligible for 15% rate	0.015	—	—
Capital gain	0.038	—	—

	$0.767	$—	$—

8.5% Series B Cumulative Redeemable Preferred
Ordinary dividend	$—	$2.284	$1.551
Capital gain	—	—	0.574

	$—	$2.284	$2.125

On October 31, 2007, the Trustees declared a quarterly cash dividend of $0.61 per common share, payable January 15, 2008 to common shareholders of record on January 2, 2008.

NOTE 11.   OPERATING LEASES

Our 82 predominantly retail shopping center and mixed use properties at December 31, 2007 are located in 12 states and the District of Columbia. There are approximately 2,400 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.5% of annualized base rent.

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

Minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties as of December 31, 2007 are as follows:

(In thousands)
Year Ending December 31,
2008	$352,272
2009	329,477
2010	298,288
2011	260,944
2012	222,404
Thereafter	1,353,704

$2,817,089

NOTE 12.   COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Minimum rents
Retail and commercial	$347,938	$311,631	$285,764
Residential	15,312	12,805	7,407
Cost reimbursement	91,482	77,659	71,599
Percentage rent	7,884	6,921	5,879
Other	5,882	5,963	5,278

	$468,498	$414,979	$375,927

Minimum rents include $8.2 million, $5.7 million and $7.9 million for 2007, 2006 and 2005, respectively, to recognize minimum rents on a straight-line basis. Straight-line rental income in 2005 includes the impact of changes in estimates of the collectibility of certain long-term receivables which increased straight-line rental income by $1.2 million. In addition, minimum rents include $2.9 million, $2.5 million and $1.6 million for 2007, 2006 and 2005, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141.

The principal components of rental expense are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Repairs and maintenance	$35,416	$28,378	$25,811
Utilities	16,837	14,814	13,821
Management fees and costs	13,127	12,479	11,384
Payroll properties	7,448	6,904	7,242
Insurance	6,891	5,493	5,763
Ground rent	6,002	6,041	5,278
Marketing	4,539	3,953	4,118
Other operating	10,129	6,701	8,638

	$100,389	$84,763	$82,055

NOTE 13.   DISCONTINUED OPERATIONS

Results of properties sold constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenue from discontinued operations	$21,221	$24,331	$25,117
Income from discontinued operations	$4,389	$4,204	$617

NOTE 14.   SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Share-based compensation incurred
Grants of common shares	$6,867	$5,156	$3,992
Grants of options	1,173	1,334	—

	8,040	6,490	3,992
Capitalized share-based compensation	(805)	(620)	—

Share-based compensation expensed	$7,235	$5,870	$3,992

As of December 31, 2007, we have grants outstanding under two share-based compensation plans. In May 2007, our shareholders approved an amendment to the 2001 Long Term Incentive Plan (“the 2001 Plan”), originally established in May 2001, which increased the authorization to grant share options, common shares and other share-based awards from 1,750,000 shares of common stock to 3,250,000 shares of common stock. Our 1993 Long Term Incentive Plan (‘the 1993 Plan”) authorized the grant of share options, common shares and other share-based awards for up to 5,500,000 shares of common stock. The 1993 Plan expired in May 2003.

Option awards under the 2001 Plan and the 1993 Plan are required to have an exercise price at least equal to the closing trading price of our common shares on the date of grant. Options and share awards under these plans generally vest over 3 to 5 years and option awards typically have a 10-year contractual term. We pay dividends on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control. Additionally, the vesting on certain option and share awards can accelerate in part or in full upon retirement based on the age of the retiree or upon termination without cause.

As a result of the exercise of options, we had notes outstanding from our officers and employees for $0.8 million and $1.5 million at December 31, 2007 and 2006, respectively. These notes bear interest at LIBOR plus a market-rate spread with the rate adjusted annually on the anniversary date. These notes are collateralized by the shares with recourse to the borrower and have five-year terms. Option awards made in 2001 and later do not provide for employees to be able to exercise their options with a loan from the Trust.

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

The following table provides a summary of the weighted-average assumption used to value options:

	Year Ended December 31,
	2007	2006	2005
Volatility	20.0%	18.7%	18.0%
Expected dividend yield	3.4%	4.9%	3.8%
Expected term (in years)	4.1	3.8	5.0
Risk free interest rate	4.7%	4.6%	4.1%

The following table provides a summary of option activity for 2007:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2006	909,081	$46.36
Granted	69,404	89.84
Exercised	(106,117)	47.75
Forfeited or expired	(21,740)	69.98

Outstanding at December 31, 2007	850,628	$49.13	5.8	$28,654

Exercisable at December 31, 2007	499,572	$33.30	4.1	$24,412

The weighted-average grant-date fair value of options granted during 2007, 2006 and 2005 was $14.48 per share, $7.97 per share and $7.01 per share, respectively. The total cash received from options exercised during 2007, 2006 and 2005 was $5.1 million, $8.8 million and $10.9 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $4.1 million and $10.9 million, respectively.

The following table provides a summary of share activity for 2007:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2006	203,694	$49.43
Granted	127,867	91.13
Vested	(130,829)	47.46
Forfeited	(2,326)	83.91

Unvested at December 31, 2007	198,406	$77.21

The weighted-average grant-date fair value of stock awarded in 2007, 2006 and 2005 was $91.13, $68.18 and $51.35, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2007 and 2006 was $10.7 million and $7.0 million, respectively.

As of December 31, 2007, there was $12.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.9 years with a weighted-average period of 1.4 years.

Effective December 31, 2007, Larry Finger, our former Chief Financial Officer, was no longer employed by the Trust. Under his existing severance agreement, his departure was treated as a termination without cause. As a result, we recognized approximately $0.6 million related to the accelerated vesting of unvested shares and options and $0.4 million related to a cash payment to Mr. Finger. These amounts are included in general and administrative expenses in the consolidated statement of income.

On February 10, 2008, common shares and options were awarded under various incentive compensation plans as follows:

Award	Vesting Term	Beneficiary
91,896 Restricted shares	3 to 6 years	Officers and key employees
202,117 Options	3 to 6 years	Officers and key employees
4,115 Shares	Immediate	Trustees

NOTE 15.   SAVINGS AND RETIREMENT PLANS

We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $15,500, $15,000 and $14,000 for 2007, 2006 and 2005, respectively. Under the plan, we contribute 50% of each employee’s first 5% of contributions. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our employees are immediately eligible to become plan participants. Effective as of January 1, 2005 employees are eligible to receive matching contributions immediately on their participation, however, these matching payments will not vest until their first anniversary of employment. Our expense for the years ended December 31, 2007, 2006 and 2005 was approximately $365,000, $342,000 and $333,000, respectively.

A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994. The plan allows the participants to defer income until the earlier of age 65 or termination of employment. As of December 31, 2007, we are liable to participants for approximately $6.2 million under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying financial statements.

NOTE 16.    EARNINGS PER SHARE

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in our earnings. In 2007, 2006 and 2005, operating partnership units and Series 1 Preferred Shares were excluded from diluted EPS as the conversion of these units would have resulted in an anti-dilutive effect.

The following table sets forth the reconciliation between basic and diluted EPS:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$96,380	$90,552	$83,247
Preferred stock dividends	(442)	(10,423)	(11,475)
Preferred stock redemption costs	—	(4,775)	—

Income from continuing operations available for common shareholders	95,938	75,354	71,772
Discontinued operations – income	4,389	4,204	617
Discontinued operations – gain on sale of real estate	94,768	16,515	30,748
Gain on sale of real estate	—	7,441	—

Net income available for common shareholders, basic and dilutive	$195,095	$103,514	$103,137

DENOMINATOR
Weighted average common shares outstanding—basic	56,108	53,469	52,533
Effect of dilutive securities:
Stock options	365	389	517
Unvested stock	70	104	—

Weighted average common shares outstanding—dilutive	56,543	53,962	53,050

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.71	$1.41	$1.36
Discontinued operations	1.77	0.39	0.60
Gain on sale of real estate	—	0.14	—

	$3.48	$1.94	$1.96

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.70	$1.40	$1.35
Discontinued operations	1.75	0.38	0.59
Gain on sale of real estate	—	0.14	—

	$3.45	$1.92	$1.94

NOTE 17.    SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A summary of our operations by geographic region is presented below:

	Year Ended December 31, 2007
	East	West	Other	Total
	(In thousands)
Rental income	$363,698	$104,800	$—	$468,498
Other property income	9,156	3,678	—	12,834
Mortgage interest income	3,003	1,557	—	4,560
Rental expenses	(70,510)	(29,879)	—	(100,389)
Real estate taxes	(37,643)	(9,591)	—	(47,234)

Property operating income	267,704	70,565	—	338,269
General and administrative expense	—	—	(25,575)	(25,575)
Depreciation and amortization	(70,348)	(30,285)	(1,042)	(101,675)
Other interest income	754	167	—	921
Interest expense	—	—	(111,365)	(111,365)
Income from real estate partnership	—	—	1,395	1,395

Income from continuing operations before minority interests	$198,110	$40,447	$(136,587)	$101,970
Minority interests	—	—	(5,590)	(5,590)
Discontinued operations—income	—	—	4,389	4,389
Discontinued operations—gain on sale of real estate	—	—	94,768	94,768

Net income	$198,110	$40,447	$(43,020)	$195,537

Total assets	$1,988,181	$887,112	$114,004	$2,989,297

	Year Ended December 31, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$318,176	$96,803	$—	$414,979
Other property income	4,589	2,872	—	7,461
Mortgage interest income	3,163	1,932	—	5,095
Rental expenses	(56,797)	(27,966)	—	(84,763)
Real estate taxes	(32,163)	(9,035)	—	(41,198)

Property operating income	236,968	64,606	—	301,574
General and administrative expense	—	—	(21,340)	(21,340)
Depreciation and amortization	(61,602)	(29,433)	(1,758)	(92,793)
Other interest income	1,649	393	—	2,042
Interest expense	—	—	(95,234)	(95,234)
Income from real estate partnership	—	—	656	656

Income from continuing operations before minority interests	$177,015	$35,566	$(117,676)	$94,905
Minority interests	—	—	(4,353)	(4,353)
Discontinued operations—income	—	—	4,204	4,204
Discontinued operations—gain on sale of real estate	—	—	16,515	16,515
Gain on sale of real estate	—	—	7,441	7,441

Net income	$177,015	$35,566	$(93,869)	$118,712

Total assets	$1,745,273	$881,676	$61,657	$2,688,606

	Year Ended December 31, 2005
	East	West	Other	Total
	(In thousands)
Rental income	$292,688	$83,239	$—	$375,927
Other property income	4,153	5,358	—	9,511
Mortgage interest income	2,817	2,553	—	5,370
Rental expenses	(55,619)	(26,436)	—	(82,055)
Real estate taxes	(29,687)	(6,762)	—	(36,449)

Property operating income	214,352	57,952	—	272,304
General and administrative expense	—	—	(19,909)	(19,909)
Depreciation and amortization	(58,000)	(25,067)	(1,454)	(84,521)
Other interest income	1,674	57	—	1,731
Interest expense	—	—	(81,617)	(81,617)
Income from real estate partnership	—	—	493	493

Income from continuing operations before minority interests	$158,026	$32,942	$(102,487)	$88,481
Minority interests	—	—	(5,234)	(5,234)
Discontinued operations—income	—	—	617	617
Gain on sale of real estate	—	—	30,748	30,748

Net income	$158,026	$32,942	$(76,356)	$114,612

NOTE 18.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2007
Revenue (1)	$115,263	$118,954	$124,281	$127,394
Net income	$23,136	$26,718	$23,515	$122,168
Net income available for common shareholders	$23,100	$26,583	$23,379	$122,033
Earnings per common share—basic	$0.42	$0.47	$0.42	$2.16
Earnings per common share—diluted	$0.41	$0.47	$0.41	$2.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2006
Revenue (1)	$103,373	$103,778	$107,426	$112,958
Net income	$31,031	$38,256	$24,984	$24,441
Net income available for common shareholders	$28,162	$35,387	$22,115	$17,850
Earnings per common share—basic	$0.53	$0.67	$0.42	$0.32
Earnings per common share—diluted	$0.53	$0.66	$0.41	$0.32

(1)	As required by SFAS No. 144, revenue has been reduced to reflect the results of discontinued operations. Revenue from discontinued operations, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2007 revenue from discontinued operations	$7,737	$6,092	$5,708	$1,684
2006 revenue from discontinued operations	$5,579	$5,288	$5,915	$7,549

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION

December 31, 2007

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (San Francisco)	CA	$—	$11,685	$9,181	$16,350	$11,685	$25,531	$37,216	$7,678	1908	10/23/97	35 years
7770 RICHMOND HIGHWAY (Virginia)	VA	—	1,025	9,018	2	1,004	9,041	10,045	517	1974	01/27/06	35 years
ANDORRA (Pennsylvania)	PA	—	2,432	12,346	8,219	2,432	20,565	22,997	11,551	1953	01/12/88	35 years
ASSEMBLY SQUARE (Massachusetts)	MA	—	38,319	34,196	50,379	39,069	83,825	122,894	5,274	2005	2005-2007	35 years
THE AVENUE AT WHITE MARSH (Maryland)	MD	61,094	20,682	72,432	206	20,682	72,638	93,320	2,165	1997	03/08/07	35 years
BALA CYNWYD (Pennsylvania)	PA	—	3,565	14,466	8,520	3,566	22,985	26,551	9,306	1955	09/22/93	35 years
BARRACKS ROAD (Virginia)	VA	41,988	4,363	16,459	23,010	4,363	39,469	43,832	26,960	1958	12/31/85	35 years
BETHESDA ROW (Maryland)	MD	12,576	17,448	24,944	109,500	15,749	136,143	151,892	23,588	1945-2007	12/31/93 & 01/20/06	35-50 years
BRICK PLAZA (New Jersey)	NJ	31,128	—	24,715	31,285	3,788	52,212	56,000	30,043	1958	12/28/89	35 years
BRISTOL (Connecticut)	CT	—	3,856	15,959	4,701	3,856	20,660	24,516	7,779	1959	09/22/95	35 years
CHELSEA COMMONS (Massachusetts)	MA	7,833	5,232	15,396	13	5,137	15,504	20,641	575	1962/1969	08/25/06 & 01/30/07	35 years
CONGRESSIONAL PLAZA (Maryland)	MD	—	2,793	7,424	57,986	1,020	67,183	68,203	32,670	1965/2003	04/01/65	35 years
COURTHOUSE CENTER (Maryland)	MD	—	1,750	1,869	730	1,750	2,599	4,349	938	1975	12/17/97	35 years
CROSSROADS (Illinois)	IL	—	4,635	11,611	6,673	4,635	18,284	22,919	8,805	1959	07/19/93	35 years
CROW CANYON COMMONS (California)	CA	21,588	8,638	54,575	1,259	8,638	55,834	64,472	3,106	Late 1970’s/2006	12/29/05 & 02/28/07	35 years
DEDHAM PLAZA (Massachusetts)	MA	—	12,287	12,918	5,110	12,287	18,028	30,315	8,212	1959	12/31/93	35 years
EASTGATE (North Carolina)	NC	—	1,608	5,775	15,376	1,608	21,151	22,759	9,769	1963	12/18/86	35 years
ELLISBURG CIRCLE (New Jersey)	NJ	—	4,028	11,309	11,912	4,013	23,236	27,249	12,313	1959	10/16/92	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2007

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
ESCONDIDO PROMENADE (California)	CA	—	11,505	12,147	4,354	11,505	16,501	28,006	4,744	1987	12/31/96	35 years
FALLS PLAZA (Virginia)	VA	—	1,798	1,270	8,522	1,819	9,771	11,590	5,765	1960/1962	09/30/67 & 10/05/72	25 years
FEASTERVILLE (Pennsylvania)	PA	—	1,431	1,600	8,733	1,452	10,312	11,764	6,865	1958	07/23/80	20 years
FEDERAL PLAZA (Maryland)	MD	33,675	10,216	17,895	34,002	10,216	51,897	62,113	26,233	1970	06/29/89	35 years
FIFTH AVENUE (California) (4)	CA	—	3,844	1,352	7,742	3,874	9,064	12,938	2,833	1888-1995	1996-1997	35 years
FINLEY SQUARE (Illinois)	IL	—	9,252	9,544	10,420	9,252	19,964	29,216	9,621	1974	04/27/95	35 years
FLOURTOWN (Pennsylvania)	PA	—	1,345	3,943	7,749	1,495	11,542	13,037	6,236	1957	04/25/80	35 years
FOREST HILLS (New York) (1)	NY	—	2,885	2,885	2,309	3,010	5,069	8,079	1,628	1937-1987	12/16/97	35 years
FRESH MEADOWS (New York)	NY	—	24,625	25,255	18,240	24,627	43,493	68,120	15,428	1946-1949	12/05/97	35 years
FRIENDSHIP CTR (District of Columbia)	DC	—	12,696	20,803	(170)	12,696	20,633	33,329	3,748	1998	09/21/01	35 years
GAITHERSBURG SQUARE (Maryland)	MD	—	7,701	5,271	10,877	5,973	17,876	23,849	10,726	1966	04/22/93	35 years
GARDEN MARKET (Illinois)	IL	—	2,677	4,829	4,009	2,677	8,838	11,515	3,661	1958	07/28/94	35 years
GOVERNOR PLAZA (Maryland)	MD	—	2,068	4,905	14,034	2,068	18,939	21,007	10,676	1963	10/01/85	35 years
GRATIOT PLAZA (Michigan)	MI	—	525	1,601	16,007	525	17,608	18,133	9,205	1964	03/29/73	25 3/4 years
GREENWICH AVENUE (Connecticut) (2)	CT	—	8,064	6,866	1,068	8,064	7,934	15,998	2,793	1900-1993	1995	35 years
HAUPPAUGE (New York)	NY	15,828	8,791	15,262	3,458	8,791	18,720	27,511	5,117	1963	08/06/98	35 years
HOUSTON STREET (Texas) (9)	TX	46	14,680	1,976	45,712	14,778	47,590	62,368	12,797	var	1998-1999	35 years
HUNTINGTON (New York)	NY	—	—	16,008	21,747	11,713	26,042	37,755	5,524	1962	12/12/88 & 10/26/07	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2007

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
IDYLWOOD PLAZA (Virginia)	VA	—	4,308	10,026	1,205	4,308	11,231	15,539	4,426	1991	04/15/94	35 years
KINGS COURT (California)	CA	—	—	10,714	809	—	11,523	11,523	4,299	1960	08/24/98	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	8,769	—	10,872	10,872	5,622	1958	04/24/80	22 years
LANGHORNE SQUARE (Pennsylvania)	PA	—	720	2,974	14,982	720	17,956	18,676	9,056	1966	01/31/85	35 years
LAUREL (Maryland)	MD	—	7,458	22,525	17,391	7,576	39,798	47,374	24,859	1956	08/15/86	35 years
LAWRENCE PARK (Pennsylvania)	PA	29,761	5,723	7,160	16,170	5,734	23,319	29,053	18,732	1972	07/23/80	22 years
LEESBURG PLAZA (Virginia)	VA	9,631	8,184	10,722	14,950	8,184	25,672	33,856	4,535	1967	09/15/98	35 years
LINDEN SQUARE (Massachusetts)	MA	—	79,382	19,247	33,169	79,370	52,428	131,798	496	1960-2007	08/24/06	35 years
LOEHMANN’S PLAZA (Virginia)	VA	—	1,237	15,096	14,397	1,248	29,482	30,730	17,019	1971	07/21/83	35 years
MELVILLE MALL (New York)	NY	24,573	35,622	32,882	6	35,622	32,888	68,510	1,174	1974	10/16/06	35 years
MERCER MALL (New Jersey)	NJ	56,827	4,488	70,076	29,481	5,032	99,013	104,045	14,122	1975	10/14/03	25-35 years
MID PIKE PLAZA (Maryland)	MD	—	—	10,335	33,468	7,517	36,286	43,803	3,854	1963	05/18/82 & 10/26/07	50 years
MOUNT VERNON PLAZA (Virginia)	VA	11,962	—	19,401	24,380	—	43,781	43,781	4,964	1972	03/31/03	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA	—	1,282	12,285	384	1,262	12,689	13,951	559	1969	06/29/06	35 years
NORTH DARTMOUTH (Massachusetts)	MA	—	27,214	—	—	27,214	—	27,214	—	2004	08/24/06	—
NORTHEAST (Pennsylvania)	PA	—	1,152	10,596	9,943	1,153	20,538	21,691	13,417	1959	08/30/83	35 years
NORTH LAKE COMMONS (Illinois)	IL	—	2,782	8,604	2,021	2,628	10,779	13,407	4,278	1989	04/27/94	35 years
OLD KEENE MILL (Virginia)	VA	—	638	998	4,071	638	5,069	5,707	4,360	1968	06/15/76	33 1/3 years
OLD TOWN CENTER (California)	CA	—	3,420	2,765	27,472	3,420	30,237	33,657	11,074	1962, 1997-1998	10/22/97	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2007

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
OTHER (California) (5)	CA	—	19,496	25,752	15,172	14,930	45,490	60,420	8,869	var	1996-1999	35 years
PAN AM SHOPPING CENTER (Virginia)	VA	—	8,694	12,929	6,222	8,695	19,150	27,845	8,813	1979	02/05/93	35 years
PENTAGON ROW (Virginia)	VA	—	—	2,955	84,942	—	87,897	87,897	19,404	1999-2002	1998	35 years
PERRING PLAZA (Maryland)	MD	—	2,800	6,461	17,157	2,800	23,618	26,418	14,850	1963	10/01/85	35 years
PIKE 7 (Virginia)	VA	—	9,709	22,799	2,139	9,709	24,938	34,647	8,260	1968	03/31/97	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA	—	3,319	8,457	3,256	3,319	11,713	15,032	5,702	1967	12/23/94	35 years
QUINCE ORCHARD PLAZA (Maryland)	MD	—	3,197	7,949	9,112	2,928	17,330	20,258	9,737	1975	04/22/93	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	—	—	8,092	19,341	—	27,433	27,433	491	2005-2007	2006-2007	50 years
ROLLINGWOOD APTS. (Maryland)	MD	—	552	2,246	4,268	572	6,494	7,066	6,183	1960	01/15/71	25 years
SAM’S PARK & SHOP (District of Columbia)	DC	—	4,840	6,319	1,067	4,840	7,386	12,226	2,897	1930	12/01/95	35 years
SANTANA ROW (California)	CA	—	41,969	1,161	428,085	49,725	421,490	471,215	46,863	1999-2006	03/05/97	40-50 years
SAUGUS (Massachusetts)	MA	—	4,383	8,291	936	4,383	9,227	13,610	3,243	1976	10/01/96	35 years
SHIRLINGTON (Virginia)	VA	6,240	9,761	14,808	21,307	5,798	40,078	45,876	9,138	1940	12/21/95	35 years
SHOPPERS’ WORLD (Virginia)	VA	5,926	10,211	18,863	15	10,211	18,878	29,089	376	1975-2001	05/30/07	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD	—	2,928	12,849	7	2,928	12,856	15,784	370	2005-2006	03/08/07	35 years
SOUTH VALLEY SHOPPING CENTER (Virginia)	VA	—	9,043	5,082	8,877	9,143	13,859	23,002	1,741	1966	03/21/03	35 years
THIRD STREET PROMENADE (California) (9)	CA	—	22,645	12,709	42,160	24,668	52,846	77,514	17,039	1888-2000	1996-2000	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2007

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
TOWER (Virginia)	VA	—	7,170	10,518	2,068	7,129	12,627	19,756	3,863	1953-1960	08/24/98	35 years
TROY (New Jersey)	NJ	—	3,126	5,193	14,195	4,028	18,486	22,514	14,217	1966	07/23/80	22 years
TYSONS STATION (Virginia)	VA	6,217	388	453	2,658	475	3,024	3,499	2,850	1954	01/17/78	17 years
WESTGATE MALL (California)	CA	—	6,319	107,284	2,158	6,319	109,442	115,761	10,213	1960-1966	03/31/04	35 years
WHITE MARSH PLAZA (Maryland)	MD	10,643	3,478	21,413	6	3,478	21,419	24,897	657	1987	03/08/07	35 years
WHITE MARSH OTHER (Maryland)	MD	1,152	61,913	1,843	1	61,913	1,844	63,757	60	1985	03/08/07	35 years
WILDWOOD (Maryland)	MD	26,159	9,111	1,061	7,478	9,111	8,539	17,650	7,052	1958	05/05/69	33 1/3 years
WILLOW GROVE (Pennsylvania)	PA	—	1,499	6,643	18,677	1,499	25,320	26,819	16,744	1953	11/20/84	35 years
WILLOW LAWN (Virginia)	VA	—	3,192	7,723	64,209	7,790	67,334	75,124	34,239	1957	12/05/83	35 years
WYNNEWOOD (Pennsylvania)	PA	30,330	8,055	13,759	14,239	8,055	27,998	36,053	11,137	1948	10/29/96	35 years

TOTALS		$450,084	$709,857	$1,130,126	$1,612,864	$735,889	$2,716,958	$3,452,847	$756,703

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2007

Reconciliation of Total Cost

(In thousands)

Balance, December 31, 2004	$2,666,276
Additions during period
Acquisitions	119,194
Improvements	157,104
Deduction during period—disposition and retirements of property	(113,253)

Balance, December 31, 2005	$2,829,321
Additions during period
Acquisitions	317,287
Improvements	112,930
Deduction during period—disposition and retirements of property	(55,280)

Balance, December 31, 2006	$3,204,258
Additions during period
Acquisitions	313,934
Improvements	140,613
Deduction during period—disposition and retirements of property	(205,958)

Balance, December 31, 2007	$3,452,847

(A)	For Federal tax purposes, the aggregate cost basis is approximately $2.9 billion as of December 31, 2007.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2007

Reconciliation of Accumulated

Depreciation and Amortization

(In thousands)

Balance, December 31, 2004	$595,338
Additions during period—depreciation and amortization expense	83,656
Deductions during period—disposition and retirements of property	(15,244)

Balance, December 31, 2005	$663,750
Additions during period—depreciation and amortization expense	89,564
Deductions during period—disposition and retirements of property	(12,807)

Balance, December 31, 2006	$740,507
Additions during period—depreciation and amortization expense	96,454
Deductions during period—disposition and retirements of property	(80,258)

Balance, December 31, 2007	$756,703

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

Year Ended December 31, 2007

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Mortgage on Hotel in San Jose, CA	9%	August 2016	Principal and interest; balloon payment due at maturity (2)	—	$16,940	$12,326

Mortgage on retail buildings in Philadelphia, PA	Greater of prime plus 2% or 10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	19,062	19,062	(3)

Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only; balloon payment due at maturity	—	9,250	9,250

					$45,252	$40,638

(1)	For Federal tax purposes, the aggregate tax basis is approximately $45.3 million as of December 31, 2007.
(2)	This note was amended on August 4, 2006. The amended note decreased the interest from 14% to 9% per annum, and requires monthly payments of principal and interest based on 15-year amortization schedule.
(3)	This mortgage is available for up to $25.0 million.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE—CONTINUED

Three Years Ended December 31, 2007

Reconciliation of Carrying Amount

(In thousands)

Balance, December 31, 2004	$42,909
Additions during period:
Issuance of loans	4,974
Deductions during period:
Collection and satisfaction of loans	(6,871)
Allowance for collectibility	(481)

Balance, December 31, 2005	$40,531
Additions during period:
Issuance of loans	4,321
Deductions during period:
Collection and satisfaction of loans	(4,055)
Allowance for collectibility	(280)
Amortization of discount	239

Balance, December 31, 2006	$40,756
Additions during period:
Issuance of loans	8
Deductions during period:
Collection and satisfaction of loans	(556)
Amortization of discount	430

Balance, December 31, 2007	$40,638

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.6	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; and 5.40% Notes due 2013 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.7	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

1

EXHIBIT INDEX

Exhibit No.	Description
10.3	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.4	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.5	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.6	* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.7	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.8	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.9	* Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.10	* Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) and incorporated herein by reference)

10.11	* Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.12	* Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 and incorporated herein by reference)

10.13	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.14	* Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.15	* Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

2

EXHIBIT INDEX

Exhibit No.	Description
10.16	* Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.20	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.21	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1) to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

10.22	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-07533) and incorporated herein by reference)

10.23	Restricted Share Award Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (filed herewith)

10.24	Severance Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (filed herewith)

10.25	Credit Agreement dated as of November 9, 2007, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (filed herewith)

10.26	Consulting Agreement between the Trust and Larry E. Finger dated January 1, 2008 (filed herewith)

21.1	Subsidiaries of Federal Realty Investment Trust (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

*	Management contract or compensatory plan to be filed under Item 15(b) of Form 10-K.

3