Form 10-Q
period 2008-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2008-05-07
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of Registrant’s common shares outstanding on May 5, 2008 was 58,788,447.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2008

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating	$3,350,969	$3,304,922
Construction-in-progress	143,834	147,925

	3,494,803	3,452,847
Less accumulated depreciation and amortization	(778,805)	(756,703)

Net real estate	2,715,998	2,696,144
Cash and cash equivalents	27,654	50,691
Accounts and notes receivable	64,588	61,108
Mortgage notes receivable	40,698	40,638
Investment in real estate partnership	29,551	29,646
Prepaid expenses and other assets	93,626	103,620
Debt issuance costs, net of accumulated amortization of $5,254 and $4,815, respectively	7,015	7,450

TOTAL ASSETS	$2,979,130	$2,989,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$372,333	$373,975
Capital lease obligations	75,845	76,109
Notes payable	210,766	210,820
Senior notes and debentures	977,513	977,556
Accounts payable and accrued expenses	95,757	99,360
Dividends payable	36,219	36,142
Security deposits payable	10,731	10,703
Other liabilities and deferred credits	55,197	58,182

Total liabilities	1,834,361	1,842,847
Minority interests	32,280	31,818
Commitments and contingencies (Note E)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 60,268,689 and 60,133,270 issued, respectively	603	601
Additional paid-in capital	1,545,304	1,541,020
Accumulated dividends in excess of net income	(413,376)	(407,376)
Treasury shares at cost, 1,487,905 and 1,487,605 shares, respectively	(28,807)	(28,807)
Notes receivable from issuance of common shares	(692)	(803)
Accumulated other comprehensive loss	(540)	—

Total shareholders’ equity	1,112,489	1,114,632

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,979,130	$2,989,297

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
REVENUE
Rental income	$122,721	$111,763
Other property income	3,386	2,370
Mortgage interest income	1,116	1,130

Total revenue	127,223	115,263

EXPENSES
Rental expenses	27,327	24,298
Real estate taxes	12,563	10,568
General and administrative	6,934	5,608
Depreciation and amortization	25,400	24,912

Total operating expenses	72,224	65,386

OPERATING INCOME	54,999	49,877
Other interest income	341	225
Interest expense	(24,353)	(27,337)
Income from real estate partnership	331	284

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	31,318	23,049
Minority interests	(1,332)	(1,296)

INCOME FROM CONTINUING OPERATIONS	29,986	21,753
DISCONTINUED OPERATIONS
Income from discontinued operations	—	1,383

Results from discontinued operations	—	1,383

NET INCOME	29,986	23,136
Dividends on preferred stock	(135)	(36)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$29,851	$23,100

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.51	$0.39
Discontinued operations	—	0.03

	$0.51	$0.42

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.51	$0.39
Discontinued operations	—	0.02

	$0.51	$0.41

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	For the Three Months Ended March 31, 2008
					Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income			Notes Receivable from the Issuance of Common Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock		Common Shares				Treasury Shares
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2007	399,896	$9,997	60,133,270	$601	$1,541,020	$(407,376)	(1,487,605)	$(28,807)	$(803)	$—	$1,114,632
Comprehensive income:
Net income	—	—	—	—	—	29,986	—	—	—	—	29,986
Change in valuation of interest rate swaps	—	—	—	—	—		—	—	—	(540)	(540)

Total comprehensive income	—	—	—	—	—		—	—	—	—	29,446
Dividends declared to common shareholders	—	—	—	—	—	(35,851)	—	—	—	—	(35,851)
Dividends declared to preferred shareholders	—	—	—	—	—	(135)	—	—	—	—	(135)
Common shares issued	—	—	63	—	5	—	—	—	—	—	5
Exercise of stock options	—	—	27,834	—	1,423	—	—	—	—	—	1,423
Shares issued under dividend reinvestment plan	—	—	9,793	—	689	—	—	—	—	—	689
Share-based compensation expense	—	—	97,729	2	2,167	—	—	—	—	—	2,169
Unvested shares forfeited	—	—	—	—	—	—	(300)	—	—	—	—
Loans paid	—	—	—	—	—	—	—	—	111		111

BALANCE AT MARCH 31, 2008	399,896	$9,997	60,268,689	$603	$1,545,304	$(413,376)	(1,487,905)	$(28,807)	$(692)	$(540)	$1,112,489

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES
Net income	$29,986	$23,136
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	25,400	26,484
Income from real estate partnership	(331)	(284)
Minority interests	1,332	1,296
Other, net	192	(600)
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Increase in accounts receivable	(1,131)	(1,588)
Decrease in prepaid expenses and other assets	3,366	3,074
(Decrease) increase in accounts payable and accrued expenses	(4,618)	2,706
(Decrease) increase in security deposits and other liabilities	(1,776)	1,461

Net cash provided by operating activities	52,420	55,685
INVESTING ACTIVITIES
Acquisition of real estate	—	(24,593)
Capital expenditures—development and redevelopment	(28,388)	(25,983)
Capital expenditures—other	(7,842)	(4,603)
Investment in real estate partnership	—	(21,628)
Distribution from real estate partnership in excess of earnings	95	156
Leasing costs	(1,996)	(2,118)
(Issuance) repayment of mortgage and other notes receivable, net	(684)	175

Net cash used in investing activities	(38,815)	(78,594)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	—	59,500
Repayment of mortgages, capital leases and notes payable	(2,039)	(1,719)
Issuance of common shares	2,228	2,469
Dividends paid to common and preferred shareholders	(35,909)	(31,810)
Distributions to minority interests	(922)	(1,039)

Net cash (used in) provided by financing activities	(36,642)	27,401

(Decrease) increase in cash and cash equivalents	(23,037)	4,492
Cash and cash equivalents at beginning of year	50,691	11,495

Cash and cash equivalents at end of period	$27,654	$15,987

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of March 31, 2008, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 82 predominantly retail real estate projects.

We operate in a manner intended to enable us to qualify as a real estate investment trust (or REIT) for federal income tax purposes. A REIT that distributes at least 90% of its REIT taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, federal income taxes on our REIT taxable income have been and are generally expected to be immaterial. We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states. Such state taxes also have not been material.

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

Basis of Presentation

Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity. The equity interests of other investors are reflected as minority interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control or manage, using the equity method of accounting. Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to current period presentation.

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$26,143	$31,416
Interest capitalized	(1,790)	(1,933)
Interest expense related to discontinued operations	—	(2,146)

Interest expense	$24,353	$27,337

Cash paid for interest, net of amounts capitalized	$24,027	$23,863

Cash paid for income taxes	$100	$875

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Change in valuation of interest rate swap	$(540)	$—
Mortgage loans assumed with acquisition	$—	$73,979
Common shares issued with acquisition	$—	$77,957
Preferred shares issued with acquisition	$—	$9,997
DownREIT operating partnership units issued with acquisition	$—	$16,358

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008; the adoption did not have a material impact on our financial position, results of operations or cash flows. We are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

SFAS 157 establishes a hierarchy for inputs used in measuring fair value as follows:

1.	Level 1 Inputs – quoted prices in active markets for identical assets or liabilities
2.	Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities
3.	Level 3 Inputs – unobservable inputs

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our derivative instruments, as further discussed in Note D, are measured using Level 2 inputs.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We did not make this fair value election when we adopted SFAS No. 159 effective January 1, 2008, and, therefore, it did not have an impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

NOTE B—REAL ESTATE

During the three months ended March 31, 2008, we had no acquisitions or dispositions.

The revenues from all properties included in discontinued operations were $0 and $7.7 million for the three months ended March 31, 2008 and 2007, respectively.

NOTE C—REAL ESTATE PARTNERSHIP

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion (“Clarion”). We own 30% of the equity in the Partnership, and Clarion owns 70%. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
OPERATING RESULTS
Revenue	$4,680	$3,531
Expenses
Other operating expenses	1,339	905
Depreciation and amortization	1,185	975
Interest expense	1,135	1,074

Total expenses	3,659	2,954

Net income	$1,021	$577

Our share of net income from real estate partnership	$331	$284

	March 31, 2008	December 31, 2007
	(In thousands)
BALANCE SHEETS
Real estate, net	$190,747	$191,747
Cash	1,869	1,453
Other assets	6,813	7,173

Total assets	$199,429	$200,373

Mortgages payable	$81,497	$81,540
Other liabilities	7,963	8,691
Partners’ capital	109,969	110,142

Total liabilities and partners’ capital	$199,429	$200,373

Our share of unconsolidated debt	$24,449	$24,462

Our investment in real estate partnership	$29,551	$29,646

NOTE D—DEBT

We use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and do not enter into derivative instruments for speculative purposes.

On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term note through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. Both swaps were designated and qualified as cash flow hedges and are recorded at fair value.

We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income, and the ineffective portion of changes in the fair value of our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not have an impact on earnings for the three months ended March 31, 2008. The change in fair value of these swaps from inception through March 31, 2008 is a liability of $0.5 million, which is included in accounts payable and accrued expenses on the balance sheet and accumulated other comprehensive loss in the statement of shareholders’ equity. The fair value of the interest rate swap agreements are based upon the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate market pricing models and observable inputs. Amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the variable rate debt through the termination date of November 6, 2008.

During the three months ended March 31, 2008, the maximum amount of borrowings outstanding under our $300 million revolving credit facility was $7.0 million. The weighted average amount of borrowings outstanding was $0.8 million for the three months ended March 31, 2008. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 4.44% for the three months ended March 31, 2008.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholder’s equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2008, we were in compliance with all loan covenants.

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

We have a litigation matter filed against us in May 2003 which alleges that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008; however, the judge has not yet issued a ruling. Reports from our experts and the plaintiff’s experts show potential damages ranging from $600,000 to $24 million. Pending the judge’s ruling, we cannot make a reasonable estimate of potential damages. We intend to appeal the jury verdict; however, no appeal of the judgment can be taken until the judge issues his ruling on damages. If we are not successful in overturning the jury verdict, we will be liable for damages. Depending on the amount of damages awarded, it is possible there could be a material adverse impact on our net income in the period in which it becomes both probable that we will have to pay the damages and such damages can be reasonably estimated. In any event, management does not believe it will have a material impact on our financial position.

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

NOTE F—SHAREHOLDERS’ EQUITY

The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2008		2007
	Declared	Paid	Declared		Paid
Common shares	$0.610	$0.610	$0.575		$0.575
5.417% Series 1 Cumulative Convertible Preferred	$0.339	$0.339	$0.090	(1)	$—

(1)	The Series 1 Preferred Shares were issued on March 8, 2007. The dividend declared on the Series 1 Preferred Shares is for the period from March 8, 2007 through and including March 31, 2007.

NOTE G—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Minimum rents
Retail and commercial	$90,287	$82,917
Residential	4,013	3,610
Cost reimbursement	24,744	22,024
Percentage rent	2,378	1,923
Other	1,299	1,289

Total rental income	$122,721	$111,763

Minimum rents include $1.6 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $0.6 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141. Residential minimum rents consist of the rental amounts at Rollingwood Apartments, the Crest at Congressional Plaza Apartments and residential rental units at Santana Row.

NOTE H—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Share-based compensation incurred
Grants of common shares	$1,846	$1,574
Grants of options	323	249

	2,169	1,823
Capitalized share-based compensation	(297)	(202)

Share-based compensation expensed	$1,872	$1,621

NOTE I—EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$29,986	$21,753
Preferred stock dividends	(135)	(36)

Income from continuing operations available for common shareholders	29,851	21,717
Results from discontinued operations	—	1,383

Net income available for common shareholders, basic and diluted	$29,851	$23,100

DENOMINATOR
Weighted average common shares outstanding—basic	58,503	55,422
Effect of dilutive securities:
Stock options	277	406
Unvested stock	31	93

Weighted average common shares outstanding—diluted (1)	58,811	55,921

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.51	$0.39
Discontinued operations	—	0.03

	$0.51	$0.42

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.51	$0.39
Discontinued operations	—	0.02

	$0.51	$0.41

(1)	The conversion of downREIT operating partnership units and Series 1 Preferred Shares are anti-dilutive for all periods presented. Accordingly, downREIT operating partnership units and Series 1 Preferred Shares have been excluded from the weighted average common shares used to compute diluted earnings per share.

NOTE J—SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A summary of our operations by geographic region is presented below:

	Three Months Ended March 31, 2008
	East	West	Other	Total
	(In thousands)
Rental income	$95,458	$27,263	$—	$122,721
Other property income	2,800	586	—	3,386
Mortgage interest income	737	379	—	1,116
Rental expenses	(20,543)	(6,784)	—	(27,327)
Real estate taxes	(10,093)	(2,470)	—	(12,563)

Property operating income	68,359	18,974	—	87,333
General and administrative expense	—	—	(6,934)	(6,934)
Depreciation and amortization	(17,765)	(7,448)	(187)	(25,400)
Other interest income	256	85	—	341
Interest expense	—	—	(24,353)	(24,353)
Income from real estate partnership	—	—	331	331

Income from continuing operations before minority interests	50,850	11,611	(31,143)	31,318
Minority interests	—	—	(1,332)	(1,332)

Net income	$50,850	$11,611	$(32,475)	$29,986

Total assets at end of period	$2,007,754	$881,294	$90,082	$2,979,130

	Three Months Ended March 31, 2007
	East	West	Other	Total
	(In thousands)
Rental income	$86,264	$25,499	$—	$111,763
Other property income	1,560	810	—	2,370
Mortgage interest income	737	393	—	1,130
Rental expenses	(17,725)	(6,573)	—	(24,298)
Real estate taxes	(8,443)	(2,125)	—	(10,568)

Property operating income	62,393	18,004	—	80,397
General and administrative expense	—	—	(5,608)	(5,608)
Depreciation and amortization	(17,320)	(7,358)	(234)	(24,912)
Other interest income	184	41	—	225
Interest expense	—	—	(27,337)	(27,337)
Income from real estate partnership	—	—	284	284

Income from continuing operations before minority interests	45,257	10,687	(32,895)	23,049
Minority interests	—	—	(1,296)	(1,296)
Income from discontinued operations	—	—	1,383	1,383

Net income	$45,257	$10,687	$(32,808)	$23,136

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 27, 2008.

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

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007, before making any investments in us.

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of March 31, 2008, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 82 predominantly retail real estate projects comprising approximately 18.2 million square feet. In total, the real estate projects were 96.1% leased at March 31, 2008. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of March 31, 2008. In total, the joint venture properties in which we own an interest were 97.8% leased at March 31, 2008. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 40 consecutive years.

2008 Property Acquisitions and Dispositions

During the three months ended March 31, 2008, we had no acquisitions or dispositions.

2008 Significant Debt, Equity and Other Transactions

On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term note through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. Both swaps were designated and qualified as cash flow hedges and are recorded at fair value.

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

On February 12, 2008, we announced a regular quarterly cash dividend of $0.61 per share on our common shares, resulting in an indicated annual rate of $2.44 per share. The regular common dividend was payable on April 15, 2008, to common shareholders of record as of March 19, 2008.

We continue to see a positive impact on our income as a result of the redevelopment of our shopping centers and higher rental rates on existing spaces as leases on these spaces expire. For example, leases signed in 2006, 2007 and year-to-date 2008 on spaces for which there was a previous tenant have on average been renewed at double digit cash-basis base rent increases. On spaces where the tenant leases are expiring over the next few years, our analysis of current market rents as compared to rents on the existing leases leads us to expect that the base rents on new leases will have double-digit weighted average increases over the cash-basis base rents currently in place. We have redevelopment projects with projected costs of approximately $90 million and $73 million stabilizing in 2008 and 2009, respectively. As redevelopment properties are completed, spaces that were out of service begin generating revenue; in addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases.

At March 31, 2008, the leasable square feet in our shopping centers was 94.6% occupied and 96.1% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

The current economic environment may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Any reduction in our tenants’ ability to pay base rent, percentage rent or other charges, including the filing by any of our tenants for bankruptcy protection, may adversely affect our financial condition and results of operations. We believe the locations of our centers should minimize the negative impact of the economic environment however, we continue to monitor our tenants’ operating performance as well as trends in the retail industry.

Acquisitions

We anticipate growth in earnings from the acquisition of neighborhood and community shopping centers in our primary markets in the East and West regions, as well as a reduction in earnings from selective dispositions. We continue to evaluate potential acquisitions in additional markets.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2008 AND 2007

			Change
	2008	2007	Dollars	%
	(Dollar amounts in thousands)
Rental income	$122,721	$111,763	$10,958	9.8%
Other property income	3,386	2,370	1,016	42.9%
Mortgage interest income	1,116	1,130	(14)	-1.2%

Total property revenue	127,223	115,263	11,960	10.4%

Rental expenses	27,327	24,298	3,029	12.5%
Real estate taxes	12,563	10,568	1,995	18.9%

Total property expenses	39,890	34,866	5,024	14.4%

Property operating income	87,333	80,397	6,936	8.6%
Other interest income	341	225	116	51.6%
Income from real estate partnership	331	284	47	16.5%
Interest expense	(24,353)	(27,337)	2,984	-10.9%
General and administrative expense	(6,934)	(5,608)	(1,326)	23.6%
Depreciation and amortization	(25,400)	(24,912)	(488)	2.0%

Total other, net	(56,015)	(57,348)	1,333	-2.3%

Income from continuing operations before minority interests	31,318	23,049	8,269	35.9%
Minority interests	(1,332)	(1,296)	(36)	2.8%
Income from discontinued operations	—	1,383	(1,383)	-100.0%

Net income	$29,986	$23,136	$6,850	29.6%

Property Revenues

Total property revenue increased $12.0 million, or 10.4%, to $127.2 million in the three months ended March 31, 2008 compared to $115.3 million in the three months ended March 31, 2007. The percentage leased at our shopping centers decreased slightly to 96.1% at March 31, 2008 compared to 96.6% at March 31, 2007. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $11.0 million, or 9.8%, to $122.7 million in the three months ended March 31, 2008 compared to $111.8 million in the three months ended March 31, 2007 due primarily to the following:

•	an increase of $6.4 million attributable to properties acquired in 2007,

•	an increase of $3.0 million at same-center properties due to increased rental rates on new leases, increased cost recoveries and increased percentage rent, and

•	an increase of $1.6 million at redevelopment properties due primarily to increased rental rates on new leases.

Other Property Income

Other property income increased $1.0 million, or 42.9%, to $3.4 million in the three months ended March 31, 2008 compared to $2.4 million in the three months ended March 31, 2007. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is due primarily to an increase in lease and other termination fees at same-center and redevelopment properties.

Property Expenses

Total property expenses increased $5.0 million, or 14.4%, to $39.9 million in the three months ended March 31, 2008 compared to $34.9 million in the three months ended March 31, 2007. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $3.0 million, or 12.5%, to $27.3 million in the three months ended March 31, 2008 compared to $24.3 million in the three months ended March 31, 2007. This increase is due primarily to the following:

•	an increase of $1.2 million attributable to properties acquired in 2007,

•	an increase of $0.8 million in repairs and maintenance at same-center and redevelopment properties,

•	an increase of $0.4 million in marketing expense at redevelopment properties,

•	an increase of $0.4 million in bad debt expense at same-center properties, and

•	an increase of $0.3 million in utility costs at same-center and redevelopment properties.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased slightly to 21.7% in the three months ended March 31, 2008 from 21.3% in the three months ended March 31, 2007.

Real Estate Taxes

Real estate tax expense increased $2.0 million, or 18.9%, to $12.6 million in the three months ended March 31, 2008 compared to $10.6 million in the three months ended March 31, 2007. This increase is due primarily to an increase of $1.0 million related to properties acquired in 2007 and an increase of $0.9 million related to higher tax assessments at same-center properties.

Property Operating Income

Property operating income increased $6.9 million, or 8.6%, to $87.3 million in the three months ended March 31, 2008 compared to $80.4 million in the three months ended March 31, 2007. This increase is due primarily to the following:

•	earnings attributable to properties acquired in 2007,

•	growth in same-center earnings, and

•	growth in earnings at redevelopment properties.

Other

Interest Expense

Interest expense decreased $3.0 million, or 10.9%, to $24.4 million in the three months ended March 31, 2008 compared to $27.3 million in the three months ended March 31, 2007. This decrease is due primarily to the following:

•	a decrease of $1.5 million due to the termination of the Mid-Pike and Huntington capital leases on October 26, 2007, as part of the acquisition of the fee interests in these properties,

•	a decrease of $1.1 million due to a lower overall weighted average borrowing rate, and

•	a decrease of $0.5 million due to lower borrowings.

Gross interest costs were $26.1 million and $29.3 million in the three months ended March 31, 2008 and 2007, respectively. Capitalized interest was $1.8 million and $1.9 million in the three months ended March 31, 2008 and 2007, respectively.

General and Administrative Expense

General and administrative expense increased $1.3 million, or 23.6%, to $6.9 million in the three months ended March 31, 2008 compared to $5.6 million in the three months ended March 31, 2007. Approximately $0.9 million of the increase is due to legal and other fees related to the litigation over a parcel of land adjacent to Santana Row and other legal matters. The remaining increase is primarily due to an increase in personnel and share-based and other compensation expense.

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million, or 2.0%, to $25.4 million in the three months ended March 31, 2008 from $24.9 million in the three months ended March 31, 2007. This increase is due primarily to acquisitions and capital improvements at same-center and redevelopment properties.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. No properties were sold or to be sold for the three months ended March 31, 2008. The reported operating income of $1.4 million for the three months ended March 31, 2007, represents the operating income for the period during which we owned properties sold or to be sold in 2007.

Segment Results

We operate our business on an asset management model, where asset management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Asset management teams consist of asset managers, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the three months ended March 31, 2008 and 2007. The results of properties classified as discontinued operations have been excluded for rental income, total revenue and property operating income from the following table.

	Three Months Ended March 31,
	2008	2007
	(Dollars and square feet in thousands)
East
Rental income	$95,458	$86,264
Total revenue	$98,995	$88,561
Property operating income (1)	$68,359	$62,393
Property operating income as a percent of total revenue	69.1%	70.5%
Gross leasable area (square feet)	15,569	16,981
West
Rental income	$27,263	$25,499
Total revenue	$28,228	$26,702
Property operating income (1)	$18,974	$18,004
Property operating income as a percent of total revenue	67.2%	67.4%
Gross leasable area (square feet)	2,628	2,626

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $9.2 million, or 10.7%, to $95.5 million in the three months ended March 31, 2008 compared to $86.3 million in the three months ended March 31, 2007 due primarily to the following:

•	an increase of $6.2 million attributable to properties acquired in 2007,

•	an increase of $1.7 million at same-center properties due primarily to increased rental rates on new leases, increased cost recoveries and increased percentage rent, and

•	an increase of $1.3 million at redevelopment properties.

Property operating income for the East region increased $6.0 million due primarily to the increase in rental income discussed above and an increase in lease and other termination income. These increases in income were partially offset by a $2.8 million increase in rental expense due to the acquisition of properties and increases in expenses at same-center and redevelopment properties, and a $1.7 million increase in real estate taxes due primarily to the acquisition of properties and higher assessments on our same-center properties. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 69.1% in the three months ended March 31, 2008 from 70.5% in the three months ended March 31, 2007.

West

Rental income for the West region increased $1.8 million, or 6.9%, to $27.3 million in the three months ended March 31, 2008 from $25.5 million in the three months ended March 31, 2007 due primarily to the following:

•	an increase of $1.3 million at same-center properties due primarily to increased residential rental rates at Santana Row, increased rental rates on new retail leases, and increased percentage rent,

•	an increase of $0.3 million at redevelopment projects, and

•	an increase of $0.2 million attributable to a property acquired in 2007.

Property operating income for the West region increased $1.0 million due primarily to the increase in rental income discussed above partially offset by a $0.6 million increase in rental expenses and real estate taxes. As a result of these changes, the ratio of property operating income to total revenue for the West region decreased to 67.2% in the three months ended March 31, 2008 from 67.4% in the three months ended March 31, 2007.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008; the adoption did not have a material impact on our financial position, results of operations or cash flows. We are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We did not make this fair value election when we adopted SFAS No. 159 effective January 1, 2008, and, therefore, it did not have an impact on our financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

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

It is management’s intention that we continually have access to the capital resources necessary to expand and develop our business. As a result, we intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. We may, from time to time, seek to obtain funds by the following means:

•	additional equity offerings,

•	unsecured debt financing and/or mortgage financings, and

•	other debt and equity alternatives, including formation of joint ventures, in a manner consistent with our intention to operate with a conservative debt structure.

The following factors could affect our ability to meet our liquidity requirements:

•	we may be unable to obtain debt or equity financing on favorable terms, or at all, as a result of our financial condition or market conditions at the time we seek additional financing;

•	restrictions in our debt instruments or preferred stock equity may prohibit us from incurring debt or issuing equity at all or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

We seek to maintain a staggered maturity schedule of debt maturities such that a disproportionate amount of debt maturities does not occur in any one year. Consistent therewith, we have less than $220 million of debt maturities occurring through December 31, 2008, $200 million of which can be extended for one-year at our option. Despite the current instability in the credit markets, we believe that we will be able to refinance these maturities.

Cash and cash equivalents were $27.7 million at March 31, 2008, which is a $23.0 million decrease from the balance of cash and cash equivalents at December 31, 2007. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300.0 million unsecured revolving credit facility that matures July 27, 2010, subject to a one-year extension at our option. We utilize our revolving credit facility to finance the initial acquisition of properties and meet other short-term working capital requirements.

Summary of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash provided by operating activities	$52,420	$55,685
Cash used in investing activities	(38,815)	(78,594)
Cash (used in) provided by financing activities	(36,642)	27,401

(Decrease) increase in cash and cash equivalents	(23,037)	4,492
Cash and cash equivalents, beginning of year	50,691	11,495

Cash and cash equivalents, end of period	$27,654	$15,987

Net cash provided by operating activities decreased $3.3 million to $52.4 million during the three months ended March 31, 2008 from $55.7 million during the three months ended March 31, 2007. The decrease was primarily attributable to:

•	$9.8 million decrease in cash provided for working capital due primarily to decreases in accounts payable, accrued expenses and prepaid rent partially offset by

•	$6.5 million higher net income before gain on sale of real estate, income from real estate partnership, depreciation and amortization, minority interests, and other non-cash expenses.

Net cash used in investing activities decreased $39.8 million to $38.8 million during the three months ended March 31, 2008 from $78.6 million during the three months ended March 31, 2007. The decrease was primarily attributable to:

•	$24.6 million decrease in acquisitions of real estate,

•	$21.6 million decrease in contributions to our unconsolidated real estate partnership due to acquisitions by the real estate partnership in 2007,

partially offset by

•	$5.6 million increase in capital expenditures.

Net cash used in financing activities increased $64.0 million to $36.6 million during the three months ended March 31, 2008 from $27.4 million provided during the three months ended March 31, 2007. The increase was primarily attributable to:

•	$59.5 million decrease in net borrowings on our revolving credit facility and

•	$4.1 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.

Off-Balance Sheet Arrangements

We are joint venture partners in eight restaurants at Santana Row. Our investment balance in the restaurant joint ventures was approximately $7.9 million at March 31, 2008 and December 31, 2007. Our equity in earnings from the restaurant joint ventures was $0.2 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively.

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion (“Clarion”). We own 30% of the equity in the Partnership, and Clarion owns 70%. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method. In total, at March 31, 2008, the Partnership had $81.5 million of mortgages payable outstanding.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of March 31, 2008:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2008	Stated Interest Rate as of March 31, 2008	Maturity Date
	(Dollars in thousands)
Mortgage loans (1)
Secured fixed rate
Leesburg Plaza	$9,900	$9,597	6.510%	October 1, 2008
164 E. Houston Street	345	32	7.500%	October 6, 2008
White Marsh Other	Acquired	1,142	6.060%	December 31, 2008
Mercer Mall	Acquired	4,421	8.375%	April 1, 2009
Federal Plaza	36,500	33,539	6.750%	June 1, 2011
Tysons Station	7,000	6,178	7.400%	September 1, 2011
White Marsh Plaza (2)	Acquired	10,289	6.040%	April 1, 2013
Crow Canyon	Acquired	21,495	5.400%	August 11, 2013
Melville Mall (3)	Acquired	24,939	5.250%	September 1, 2014
THE AVENUE at White Marsh	Acquired	60,786	5.460%	January 1, 2015
Barracks Road	44,300	41,823	7.950%	November 1, 2015
Hauppauge	16,700	15,766	7.950%	November 1, 2015
Lawrence Park	31,400	29,644	7.950%	November 1, 2015
Wildwood	27,600	26,057	7.950%	November 1, 2015
Wynnewood	32,000	30,211	7.950%	November 1, 2015
Brick Plaza	33,000	30,996	7.415%	November 1, 2015
Shoppers’ World	Acquired	5,949	5.910%	January 31, 2021
Mount Vernon (4)	13,250	11,883	5.660%	April 15, 2028
Chelsea	Acquired	8,206	5.360%	January 15, 2031

Subtotal		372,953
Net unamortized discount		(620)

Total mortgage loans		372,333

Notes payable
Unsecured fixed rate
Term note (5)	200,000	200,000	LIBOR + 0.575%	November 6, 2008
Perring Plaza renovation	3,087	1,366	10.000%	January 31, 2013
Unsecured variable rate
Revolving credit facilities (6)	300,000	—	LIBOR + 0.425%	July 27, 2010
Escondido (Municipal bonds) (7)	9,400	9,400	2.406%	October 1, 2016

Total notes payable		210,766

Senior notes and debentures
Unsecured fixed rate
8.75% notes	175,000	175,000	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures (8)	50,000	50,000	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal		975,000
Net unamortized premium		2,513

Total senior notes and debentures		977,513

Capital lease obligations
Various		75,845	Various	Various through 2106

Total debt and capital lease obligations		$1,636,457

1)	Mortgage loans do not include our 30% share ($24.4 million) of the $81.5 million debt of the partnership with Clarion Lion Properties Fund.
2)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.35 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.

3)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.
4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
5)	The term note offers a one-year extension at our option. On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of this debt through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. The weighted average effective interest rate, before amortization of debt fees, was 4.21% for the three months ended March 31, 2008.
6)	The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2008 was $7.0 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 4.44% for the three months ended March 31, 2008. This credit facility is subject to a one-year extension at our option.
7)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
8)	On August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2008, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant or default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

The following is a summary of our debt maturities as of March 31, 2008:

	Secured	Capital Lease	Unsecured		Total
	(In thousands)
Reminder of 2008	$15,208	$812	$200,172	(1)	$216,192
2009	11,232	1,216	175,250		187,698
2010	7,344	1,305	275	(2)	8,924
2011	44,645	1,399	75,304		121,348
2012	7,460	1,500	175,336		184,296
2013 and thereafter (3)	287,064	69,613	559,429		916,106

	$372,953	$75,845	$1,185,766		$1,634,564	(4)

Our organizational documents do not limit the level or amount of debt that we may incur.

1)	Includes $200 million outstanding on our term note which is subject to a one-year extension at our option.
2)	Our $300 million four-year revolving credit facility is subject to a one-year extension at our option. As of March 31, 2008, there was $0 drawn under this credit facility.
3)	Includes $10.0 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013 and $50 million of unsecured debt that may be called by the holders on August 15, 2008.
4)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of March 31, 2008.

Interest Rate Hedging

We use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and do not enter into derivative instruments for speculative purposes.

On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term note through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. Both swaps were designated and qualified as cash flow hedges and are recorded at fair value.

We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income, and the ineffective portion of changes in the fair value of our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not have an impact on earnings for the three months ended March 31, 2008. The change in fair value of these swaps from inception through March 31, 2008 is a liability of $0.5 million, which is included in accounts payable and accrued expenses on the balance sheet and accumulated other comprehensive loss in the statement of shareholders’ equity. The fair value of the interest rate swap agreements are based upon the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate market pricing models and observable inputs. Amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the variable rate debt through the termination date of November 6, 2008.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	For the Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Net income	$29,986	$23,136
Depreciation and amortization of real estate assets	22,950	23,942
Amortization of initial direct costs of leases	2,022	2,070
Depreciation of joint venture real estate assets	330	268

Funds from operations	55,288	49,416
Dividends on preferred stock	(135)	(36)
Income attributable to operating partnership units	232	245

Funds from operations available for common shareholders	$55,385	$49,625

Weighted average number of common shares, diluted (1)	59,192	56,345

Funds from operations available for common shareholders, per diluted share	$0.94	$0.88

(1)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive in the computation of diluted EPS for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We are exposed to credit loss in the event of non-performance by the counter party to our interest rate swap agreements used to fix the variable portion of our $200 million term note. The counter party of these swaps has a long-term debt rating of “AA-” by Standards and Poor’s Rating Service and “Aa2” by Moody’s Investor Service as of March 31, 2008.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2008 we had $1.4 billion of fixed-rate debt outstanding. On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term note through November 6, 2008 which effectively fixed the interest rate on the term note. If interest rates on our fixed-rate debt instruments at March 31, 2008 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $57.9 million. If interest rates on our fixed-rate debt instruments at March 31, 2008 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $66.8 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2008, we had $9.4 million of variable rate debt outstanding excluding the $200 million term loan as the interest rate is effectively fixed by our two swap agreements. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $90,000, and our net income and cash flows for the year would decrease by approximately $90,000. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $90,000, and our net income and cash flows for the year would increase by approximately $90,000.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In May 2003, First National Mortgage Company filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleged that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave First National Mortgage Company the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008; however, the judge has not yet issued a ruling. Reports from our experts and the plaintiff’s experts show potential damages ranging from $600,000 to $24 million. Pending the judge’s ruling, we cannot make a reasonable estimate of potential damages. We intend to appeal the jury verdict; however, no appeal of the judgment can be taken until the judge issues his ruling on damages. If we are not successful in overturning the jury verdict, we will be liable for damages. Depending on the amount of damages awarded, it is possible, there could be a material adverse impact on our net income in the period in which it becomes both probable that we will have to pay the damages and such damages can be reasonably estimated. In any event, management does not believe it will have a material impact on our financial position.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 27, 2008. These factors include, but are not limited to, the following:

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

We intend to hold our Annual Meeting of Shareholders on May 7, 2008.

Item 6.	Exhibits

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

May 7, 2008	/s/ DONALD C. WOOD
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

May 7, 2008	/s/ JOSEPH M. SQUERI
Joseph M. Squeri,
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.6	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; and 5.40% Notes due 2013 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.7	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description

10.3	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.4	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.5	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.6	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.7	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.8	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.9	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.10	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) and incorporated herein by reference)

10.11	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.12	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 and incorporated herein by reference)

10.13	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.14	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

Exhibit No.	Description

10.16	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.20	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.21	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

10.22	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-07533) and incorporated herein by reference)

10.23	Restricted Share Award Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.23 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No 1-07533) (the “2007 Form 10-K”) and incorporated herein by reference)

10.24	Severance Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.24 to the 2007 Form 10-K and incorporated herein by reference)

10.25	Credit Agreement dated as of November 9, 2007, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.25 to the 2007 Form 10-K and incorporated herein by reference)

10.26	Consulting Agreement between the Trust and Larry E. Finger dated January 1, 2008 (previously filed as Exhibit 10.26 to the 2007 Form 10-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)