Form 10-Q
period 2008-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2008-07-30
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of Registrant’s common shares outstanding on July 28, 2008 was 58,913,384.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2008

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating	$3,458,460	$3,304,922
Construction-in-progress	110,929	147,925

	3,569,389	3,452,847
Less accumulated depreciation and amortization	(801,752)	(756,703)

Net real estate	2,767,637	2,696,144
Cash and cash equivalents	20,281	50,691
Accounts and notes receivable	66,431	61,108
Mortgage notes receivable	40,488	40,638
Investment in real estate partnership	29,400	29,646
Prepaid expenses and other assets	95,757	103,620
Debt issuance costs, net of accumulated amortization of $5,715 and $4,815, respectively	6,553	7,450

TOTAL ASSETS	$3,026,547	$2,989,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$370,942	$373,975
Capital lease obligations	75,589	76,109
Notes payable	241,933	210,820
Senior notes and debentures	977,470	977,556
Accounts payable and accrued expenses	99,861	99,360
Dividends payable	36,297	36,142
Security deposits payable	11,074	10,703
Other liabilities and deferred credits	70,100	58,182

Total liabilities	1,883,266	1,842,847
Minority interests	32,037	31,818
Commitments and contingencies (Note E)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 60,392,445 and 60,133,270 issued, respectively	604	601
Additional paid-in capital	1,550,612	1,541,020
Accumulated dividends in excess of net income	(420,469)	(407,376)
Treasury shares at cost, 1,488,310 and 1,487,605 shares, respectively	(28,807)	(28,807)
Notes receivable from issuance of common shares	(647)	(803)
Accumulated other comprehensive loss	(46)	—

Total shareholders’ equity	1,111,244	1,114,632

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,026,547	$2,989,297

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,
	2008	2007
	(In thousands, except per share data)
REVENUE
Rental income	$123,952	$115,281
Other property income	4,624	2,546
Mortgage interest income	1,118	1,127

Total revenue	129,694	118,954

EXPENSES
Rental expenses	26,306	23,501
Real estate taxes	14,346	11,215
General and administrative	7,039	6,114
Depreciation and amortization	27,795	25,493

Total operating expenses	75,486	66,323

OPERATING INCOME	54,208	52,631
Other interest income	209	207
Interest expense	(24,476)	(28,178)
Income from real estate partnership	442	363

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	30,383	25,023
Minority interests	(1,409)	(1,384)

INCOME FROM CONTINUING OPERATIONS	28,974	23,639
DISCONTINUED OPERATIONS
Income from discontinued operations	—	1,230
Gain on sale of real estate from discontinued operations	—	1,849

Results from discontinued operations	—	3,079

NET INCOME	28,974	26,718
Dividends on preferred stock	(135)	(135)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$28,839	$26,583

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.49	$0.42
Discontinued operations	—	0.05

	$0.49	$0.47

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.49	$0.42
Discontinued operations	—	0.05

	$0.49	$0.47

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands, except per share data)
REVENUE
Rental income	$246,673	$227,045
Other property income	8,010	4,916
Mortgage interest income	2,234	2,257

Total revenue	256,917	234,218

EXPENSES
Rental expenses	53,633	47,799
Real estate taxes	26,909	21,783
General and administrative	13,973	11,722
Depreciation and amortization	53,195	50,405

Total operating expenses	147,710	131,709

OPERATING INCOME	109,207	102,509
Other interest income	550	432
Interest expense	(48,829)	(55,515)
Income from real estate partnership	773	647

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	61,701	48,073
Minority interests	(2,741)	(2,681)

INCOME FROM CONTINUING OPERATIONS	58,960	45,392
DISCONTINUED OPERATIONS
Income from discontinued operations	—	2,613
Gain on sale of real estate from discontinued operations	—	1,849

Results from discontinued operations	—	4,462

NET INCOME	58,960	49,854
Dividends on preferred stock	(271)	(171)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$58,689	$49,683

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.00	$0.81
Discontinued operations	—	0.08

	$1.00	$0.89

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.00	$0.80
Discontinued operations	—	0.08

	$1.00	$0.88

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	For the Six Months Ended June 30, 2008
	Preferred Stock		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Treasury Shares		Notes Receivable from the Issuance of Common Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2007	399,896	$9,997	60,133,270	$601	$1,541,020	$(407,376)	(1,487,605)	$(28,807)	$(803)	$—	$1,114,632
Comprehensive income:
Net income	—	—	—	—	—	58,960	—	—	—	—	58,960
Change in valuation of interest rate swaps	—	—	—	—	—	—	—	—	—	(46)	(46)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	58,914
Dividends declared to common shareholders	—	—	—	—	—	(71,782)	—	—	—	—	(71,782)
Dividends declared to preferred shareholders	—	—	—	—	—	(271)	—	—	—	—	(271)
Common shares issued	—	—	117	—	9	—	—	—	—	—	9
Exercise of stock options	—	—	142,445	1	4,112	—	—	—	—	—	4,113
Shares issued under dividend reinvestment plan	—	—	18,266	—	1,356	—	—	—	—	—	1,356
Share-based compensation expense (SFAS No 123 (R))	—	—	98,347	2	4,175	—	—	—	—	—	4,177
Conversion and redemption of OP units	—	—	—	—	(60)	—	—	—	—	—	(60)
Unvested shares forfeited	—	—	—	—	—	—	(705)	—	—	—	—
Loans paid	—	—	—	—	—	—	—	—	156	—	156

BALANCE AT JUNE 30, 2008	399,896	$9,997	60,392,445	$604	$1,550,612	$(420,469)	(1,488,310)	$(28,807)	$(647)	$(46)	$1,111,244

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES
Net income	$58,960	$49,854
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	53,195	53,385
Gain on sale of real estate	—	(1,849)
Income from real estate partnership	(773)	(647)
Minority interests	2,741	2,681
Other, net	303	(1,853)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(1,809)	176
Decrease in prepaid expenses and other assets	6,088	9,439
Decrease in accounts payable and accrued expenses	(3,583)	(2,440)
Increase in security deposits and other liabilities	7,861	1,485

Net cash provided by operating activities	122,983	110,231
INVESTING ACTIVITIES
Acquisition of real estate	(42,630)	(49,498)
Capital expenditures—development and redevelopment	(48,828)	(63,009)
Capital expenditures—other	(12,569)	(7,106)
Proceeds from sale of real estate	—	51,857
Investment in real estate partnership	—	(20,414)
Distribution from real estate partnership in excess of earnings	203	408
Leasing costs	(5,484)	(5,238)
(Issuance) repayment of mortgage and other notes receivable, net	(349)	253

Net cash used in investing activities	(109,657)	(92,747)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	29,000	49,000
Repayment of mortgages, capital leases and notes payable	(3,758)	(3,656)
Issuance of common shares	5,634	4,732
Dividends paid to common and preferred shareholders	(71,896)	(64,229)
Distributions to minority interests	(2,716)	(3,108)

Net cash used in financing activities	(43,736)	(17,261)

(Decrease) increase in cash and cash equivalents	(30,410)	223
Cash and cash equivalents at beginning of year	50,691	11,495

Cash and cash equivalents at end of period	$20,281	$11,718

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

June 30, 2008

(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of June 30, 2008, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 83 predominantly retail real estate projects.

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$52,098	$63,305
Interest capitalized	(3,269)	(4,086)
Interest expense related to discontinued operations	—	(3,704)

Interest expense	$48,829	$55,515

Cash paid for interest, net of amounts capitalized	$46,142	$58,622

Cash paid for income taxes	$354	$1,532

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Decrease in valuation of interest rate swap	$(46)	$—
Note payable issued with acquisition	$2,221	$—
Mortgage loans assumed with acquisition	$—	$79,987
Common shares issued with acquisition	$—	$77,957
Preferred shares issued with acquisition	$—	$9,997
DownREIT operating partnership units issued with acquisition	$—	$16,358

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008; the adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, we are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value as follows:

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

NOTE B—REAL ESTATE

The following table provides a summary of the significant acquisition we made during the six months ended June 30, 2008:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
May 30, 2008	Del Mar Village	Boca Raton, FL	154,000	$41.7

As part of the preliminary purchase price allocation, approximately $2.6 million and $6.6 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively. This allocation will be finalized after various valuation studies are complete.

In conjunction with the acquisition, we entered into a Reverse Section 1031 like-kind exchange agreement with a third party intermediary. The exchange agreement is for a maximum of 180 days and allows us to defer gains on sale of other properties sold within this period. Until the earlier of termination of this exchange agreement or November 26, 2008, the third party intermediary is the legal owner of the property, although we control the property and retain all of the economic benefits and risks associated with the property. This property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, as of May 30, 2008, we consolidated the property and its operations.

During the six months ended June 30, 2008, we had no dispositions. The revenues from all properties included in discontinued operations were $6.1 million and $13.8 million for the three and six months ended June 30, 2007, respectively.

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

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
OPERATING RESULTS
Revenue	$4,806	$4,437	$9,486	$7,968
Expenses
Other operating expenses	1,166	1,041	2,505	1,946
Depreciation and amortization	1,192	1,162	2,377	2,137
Interest expense	1,135	1,132	2,270	2,206

Total expenses	3,493	3,335	7,152	6,289

Net income	$1,313	$1,102	$2,334	$1,679

Our share of net income from real estate partnership	$442	$363	$773	$647

	June 30, 2008	December 31, 2007
	(In thousands)
BALANCE SHEETS
Real estate, net	$189,656	$191,747
Cash	2,484	1,453
Other assets	6,516	7,173

Total assets	$198,656	$200,373

Mortgages payable	$81,454	$81,540
Other liabilities	7,624	8,691
Partners’ capital	109,578	110,142

Total liabilities and partners’ capital	$198,656	$200,373

Our share of unconsolidated debt	$24,436	$24,462

Our investment in real estate partnership	$29,400	$29,646

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

We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income, and the ineffective portion of changes in the fair value of our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not have an impact on earnings for the six months ended June 30, 2008. The fair value of these swaps at June 30, 2008 is a liability of $46,000, which is included in accounts payable and accrued expenses on the balance sheet and accumulated other comprehensive loss in the statement of shareholders’ equity. The fair value of the interest rate swap agreements are based upon the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate market pricing models and observable inputs. Amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the variable rate debt through the termination date of November 6, 2008.

During the three and six months ended June 30, 2008, the maximum amount of borrowings outstanding under our $300 million revolving credit facility was $48.0 million. The weighted average amount of borrowings outstanding was $18.0 million and $9.4 million for the three months and six months ended June 30, 2008, respectively. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 2.98% and 3.04% for the three and six months ended June 30, 2008, respectively.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholder’s equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2008, we were in compliance with all loan covenants.

On June 16, 2008, we received notice that a holder of our 7.48% debentures will redeem $20.8 million of the outstanding balance on August 15, 2008. The notice period for additional redemptions on the debentures expired as of June 30, 2008.

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

We are also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we and our management agent acted improperly by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only was concluded in April 2007, and in May 2008, a judgment was entered that ruled in our favor on certain legal issues and against us on other legal issues. As to those matters where the court ruled against us and determined that we are liable, a trial as to damages will be held but no trial date has yet been set. Because we have not completed discovery on the issue of damages, we cannot make a reasonable estimate of potential damages at this time. In lieu of pursuing an indemnification claim against the third party management agent that negotiated the lease on our behalf, we have entered into an agreement with the management agent that provides a framework for sharing litigation costs and payment of any damages that may be awarded to the plaintiff. Depending on the amount of damages actually awarded in this matter, and subject to the arrangement in place with the third party management agent, it is possible that there may be a material adverse impact on our net income in the period in which it becomes both probable that we will have to pay the damages and such damages can be reasonably estimated.

In any event, management does not believe that either matter, individually or in the aggregate, will have a material impact on our financial position.

NOTE F—SHAREHOLDERS’ EQUITY

The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2008		2007
	Declared	Paid	Declared		Paid
Common shares	$1.220	$1.220	$1.150		$1.150
5.417% Series 1 Cumulative Convertible Preferred	$0.677	$0.677	$0.429	(1)	$0.090	(1)

(1)	The Series 1 Preferred Shares were issued on March 8, 2007. The dividend declared on the Series 1 Preferred Shares is for the period from March 8, 2007 through and including June 30, 2007. The dividend paid is for the period March 8, 2007 through and including June 30, 2007.

NOTE G—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Minimum rents
Retail and commercial	$91,759	$87,378	$182,046	$170,295
Residential	4,112	3,733	8,125	7,342
Cost reimbursement	24,980	21,077	49,724	43,102
Percentage rent	1,761	1,644	4,139	3,567
Other	1,340	1,449	2,639	2,739

Total rental income	$123,952	$115,281	$246,673	$227,045

Minimum rents include $1.4 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively, and $3.0 million and $4.4 million for the six months ended June 30, 2008 and 2007, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $0.7 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $1.3 million for each of the six months ended June 30, 2008 and 2007, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141. Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, the Crest at Congressional Plaza Apartments, Santana Row, and for 2008, Arlington East (Bethesda Row). The first rental units at Arlington East were delivered and became rent paying in late May 2008. Lease-up of these rental units will continue through 2008.

NOTE H—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Share-based compensation incurred
Grants of common shares	$1,605	$1,468	$3,451	$3,042
Grants of options	403	302	726	551

	2,008	1,770	4,177	3,593
Capitalized share-based compensation	(306)	(207)	(603)	(409)

Share-based compensation expense	$1,702	$1,563	$3,574	$3,184

NOTE I—EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$28,974	$23,639	$58,960	$45,392
Preferred stock dividends	(135)	(135)	(271)	(171)

Income from continuing operations available for common shareholders	28,839	23,504	58,689	45,221
Results from discontinued operations	—	3,079	—	4,462

Net income available for common shareholders, basic and diluted	$28,839	$26,583	$58,689	$49,683

DENOMINATOR
Weighted average common shares outstanding—basic	58,636	56,168	58,570	55,797
Effect of dilutive securities:
Stock options	270	374	273	390
Unvested stock	28	49	29	71

Weighted average common shares outstanding—diluted (1)	58,934	56,591	58,872	56,258

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.49	$0.42	$1.00	$0.81
Discontinued operations	—	0.05	—	0.08

	$0.49	$0.47	$1.00	$0.89

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.49	$0.42	$1.00	$0.80
Discontinued operations	—	0.05	—	0.08

	$0.49	$0.47	$1.00	$0.88

(1)	The conversions of downREIT operating partnership units and Series 1 Preferred Shares are anti-dilutive for all periods presented. Accordingly, downREIT operating partnership units and Series 1 Preferred Shares have been excluded from the weighted average common shares used to compute diluted earnings per share.

NOTE J—SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A summary of our operations by geographic region is presented below:

	Three Months Ended June 30, 2008
	East	West	Other	Total
	(In thousands)
Rental income	$96,935	$27,017	$—	$123,952
Other property income	3,711	913	—	4,624
Mortgage interest income	731	387	—	1,118
Rental expenses	(18,308)	(7,998)	—	(26,306)
Real estate taxes	(11,742)	(2,604)	—	(14,346)

Property operating income	71,327	17,715	—	89,042
General and administrative expense	—	—	(7,039)	(7,039)
Depreciation and amortization	(19,649)	(7,943)	(203)	(27,795)
Other interest income	142	67	—	209
Interest expense	—	—	(24,476)	(24,476)
Income from real estate partnership	—	—	442	442

Income from continuing operations before minority interests	51,820	9,839	(31,276)	30,383
Minority interests	—	—	(1,409)	(1,409)

Net income	$51,820	$9,839	$(32,685)	$28,974

Total assets at end of period	$2,018,555	$925,749	$82,243	$3,026,547

	Three Months Ended June 30, 2007
	East	West	Other	Total
	(In thousands)
Rental income	$89,205	$26,076	$—	$115,281
Other property income	1,800	746	—	2,546
Mortgage interest income	738	389	—	1,127
Rental expenses	(16,237)	(7,264)	—	(23,501)
Real estate taxes	(9,001)	(2,214)	—	(11,215)

Property operating income	66,505	17,733	—	84,238
General and administrative expense	—	—	(6,114)	(6,114)
Depreciation and amortization	(17,689)	(7,560)	(244)	(25,493)
Other interest income	169	38	—	207
Interest expense	—	—	(28,178)	(28,178)
Income from real estate partnership	—	—	363	363

Income from continuing operations before minority interests	48,985	10,211	(34,173)	25,023
Minority interests	—	—	(1,384)	(1,384)
Income from discontinued operations	—	—	1,230	1,230
Gain on sale of real estate from discontinued operations	—	—	1,849	1,849

Net income	$48,985	$10,211	$(32,478)	$26,718

	Six Months Ended June 30, 2008
	East	West	Other	Total
	(In thousands)
Rental income	$192,392	$54,281	$—	$246,673
Other property income	6,509	1,501	—	8,010
Mortgage interest income	1,468	766	—	2,234
Rental expenses	(38,851)	(14,782)	—	(53,633)
Real estate taxes	(21,835)	(5,074)	—	(26,909)

Property operating income	139,683	36,692	—	176,375
General and administrative expense	—	—	(13,973)	(13,973)
Depreciation and amortization	(37,414)	(15,391)	(390)	(53,195)
Other interest income	399	151	—	550
Interest expense	—	—	(48,829)	(48,829)
Income from real estate partnership	—	—	773	773

Income from continuing operations before minority interests	102,668	21,452	(62,419)	61,701
Minority interests	—	—	(2,741)	(2,741)

Net income	$102,668	$21,452	$(65,160)	$58,960

Total assets at end of period	$2,018,555	$925,749	$82,243	$3,026,547

	Six Months Ended June 30, 2007
	East	West	Other	Total
	(In thousands)
Rental income	$175,470	$51,575	$—	$227,045
Other property income	3,360	1,556	—	4,916
Mortgage interest income	1,475	782	—	2,257
Rental expenses	(33,944)	(13,855)	—	(47,799)
Real estate taxes	(17,444)	(4,339)	—	(21,783)

Property operating income	128,917	35,719	—	164,636
General and administrative expense	—	—	(11,722)	(11,722)
Depreciation and amortization	(35,040)	(15,163)	(202)	(50,405)
Other interest income	353	79	—	432
Interest expense	—	—	(55,515)	(55,515)
Income from real estate partnership	—	—	647	647

Income from continuing operations before minority interests	94,230	20,635	(66,792)	48,073
Minority interests	—	—	(2,681)	(2,681)
Income from discontinued operations	—	—	2,613	2,613
Gain on sale of real estate from discontinued operations	—	—	1,849	1,849

Net income	$94,230	$20,635	$(65,011)	$49,854

NOTE K—SUBSEQUENT EVENTS

On July 1, 2008, we paid off the $9.6 million mortgage loan on Leesburg Plaza which had an original maturity date of October 1, 2008. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

On July 11, 2008, we acquired the fee interest in 7015 and 7045 Beracasa Way in Boca Raton, Florida, for $6.7 million. These two buildings total approximately 25,000 square feet and are adjacent to our Del Mar Village shopping center.

On July 15, 2008, we exercised a one-year extension for our $200 million term note and extended the maturity date to November 6, 2009.

On July 16, 2008, we acquired the fee interest in Phase 2 of Chelsea Commons, which is located in the Boston suburb of Chelsea, Massachusetts, for $8.0 million. This property includes four pad sites that total approximately 26,000 square feet and is adjacent to our Chelsea Commons property.

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

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of June 30, 2008, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 83 predominantly retail real estate projects comprising approximately 18.4 million square feet. In total, the real estate projects were 95.8% leased and 94.3% occupied at June 30, 2008. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of June 30, 2008. In total, the joint venture properties in which we own an interest were 97.9% leased and 97.7% occupied at June 30, 2008.

2008 Property Acquisitions

The following table provides a summary of the significant acquisition we made during the six months ended June 30, 2008:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
May 30, 2008	Del Mar Village	Boca Raton, FL	154,000	$41.7

As part of the preliminary purchase price allocation, approximately $2.6 million and $6.6 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively. This allocation will be finalized after various valuation studies are complete.

In conjunction with the acquisition, we entered into a Reverse Section 1031 like-kind exchange agreement with a third party intermediary. The exchange agreement is for a maximum of 180 days and allows us to defer gains on sale of other properties sold within this period. Until the earlier of termination of this exchange agreement or November 26, 2008, the third party intermediary is the legal owner of the property, although we control the property and retain all of the economic benefits and risks associated with the property. This property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, as of May 30, 2008, we consolidated the property and its operations.

2008 Significant Debt, Equity and Other Transactions

On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term note through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. Both swaps were designated and qualified as cash flow hedges and are recorded at fair value, which was a liability of $46,000 at June 30, 2008.

On June 16, 2008, we received notice that a holder of our 7.48% debentures will redeem $20.8 million of the outstanding balance on August 15, 2008. The notice period for additional redemptions on the debentures has expired as of June 30, 2008.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property redevelopments, and

•	expansion of our portfolio through property acquisitions.

Our same-center growth is primarily driven by increases in rental rates on new leases. The infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain high occupancy and continue to increase rental rates. We seek to maintain a mix of strong national, regional, and local retailers. At June 30, 2008, no single tenant accounted for more than 2.7% of annualized base rent.

We continue to see a positive impact from redevelopment of our shopping centers. In 2008 and 2009, we have redevelopment projects with projected costs of approximately $93 million and $73 million, respectively, stabilizing. As redevelopment properties are completed, spaces that were out of service and newly created spaces begin generating revenue. In addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases at improved centers.

We continue to review acquisition opportunities in our primary markets in the East and West regions that complement our portfolio and provide long term opportunities. Additionally, in May 2008, we acquired our first property in South Florida and continue to evaluate further acquisitions in the South Florida market. Generally, our acquisitions do not initially contribute significantly to earnings growth; however, they provide long term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition.

The current economic environment may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Any reduction in our tenants’ ability to pay base rent, percentage rent or other charges, including the filing by any of our tenants for bankruptcy protection, may adversely affect our financial condition and results of operations. We believe the locations of our centers and diverse tenant base should minimize the negative impact of the economic environment; however, we continue to monitor our tenants’ operating performance as well as trends in the retail industry.

We continue to maintain a strong balance sheet and a conservative capital structure. We seek to maintain a staggered schedule of debt maturities such that a disproportionate amount of debt maturities does not occur in any one year.

At June 30, 2008, the leasable square feet in our shopping centers was 94.3% occupied and 95.8% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2008 AND 2007

			Change
	2008	2007	Dollars	%
	(Dollar amounts in thousands)
Rental income	$123,952	$115,281	$8,671	7.5%
Other property income	4,624	2,546	2,078	81.6%
Mortgage interest income	1,118	1,127	(9)	-0.8%

Total property revenue	129,694	118,954	10,740	9.0%

Rental expenses	26,306	23,501	2,805	11.9%
Real estate taxes	14,346	11,215	3,131	27.9%

Total property expenses	40,652	34,716	5,936	17.1%

Property operating income	89,042	84,238	4,804	5.7%
Other interest income	209	207	2	1.0%
Income from real estate partnership	442	363	79	21.8%
Interest expense	(24,476)	(28,178)	3,702	-13.1%
General and administrative expense	(7,039)	(6,114)	(925)	15.1%
Depreciation and amortization	(27,795)	(25,493)	(2,302)	9.0%

Total other, net	(58,659)	(59,215)	556	-0.9%

Income from continuing operations before minority interests	30,383	25,023	5,360	21.4%
Minority interests	(1,409)	(1,384)	(25)	1.8%
Income from discontinued operations	—	1,230	(1,230)	-100.0%
Gain on sale of real estate from discontinued operations	—	1,849	(1,849)	-100.0%

Net income	$28,974	$26,718	$2,256	8.4%

Property Revenues

Total property revenue increased $10.7 million, or 9.0%, to $129.7 million in the three months ended June 30, 2008 compared to $119.0 million in the three months ended June 30, 2007. The percentage occupied at our shopping centers decreased slightly to 94.3% at June 30, 2008 compared to 94.7% at June 30, 2007. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $8.7 million, or 7.5%, to $124.0 million in the three months ended June 30, 2008 compared to $115.3 million in the three months ended June 30, 2007 due primarily to the following:

•	an increase of $4.8 million at same-center properties due to increased rental rates on new leases, increased cost reimbursements and increased percentage rent,

•	an increase of $2.2 million at redevelopment properties due primarily to increased rental rates on new leases and increased cost reimbursements, and

•	an increase of $1.7 million attributable to properties acquired in 2007 and 2008.

Other Property Income

Other property income increased $2.1 million, or 81.6%, to $4.6 million in the three months ended June 30, 2008 compared to $2.5 million in the three months ended June 30, 2007. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is due primarily to an increase in lease termination fees at same-center and redevelopment properties.

Property Expenses

Total property expenses increased $5.9 million, or 17.1%, to $40.7 million in the three months ended June 30, 2008 compared to $34.7 million in the three months ended June 30, 2007. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $2.8 million, or 11.9%, to $26.3 million in the three months ended June 30, 2008 compared to $23.5 million in the three months ended June 30, 2007. This increase is due primarily to the following:

•	an increase of $1.8 million in repairs and maintenance at same-center and redevelopment properties,

•	an increase of $0.5 million attributable to properties acquired in 2007 and 2008, and

•	an increase of $0.4 million in bad debt expense at same-center and redevelopment properties,

partially offset by

•	a decrease of $0.4 million in insurance expense at same-center properties.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 20.5% in the three months ended June 30, 2008 from 19.9% in the three months ended June 30, 2007.

Real Estate Taxes

Real estate tax expense increased $3.1 million, or 27.9%, to $14.3 million in the three months ended June 30, 2008 compared to $11.2 million in the three months ended June 30, 2007. This increase is due primarily to an increase of $2.7 million related to higher tax assessments at same-center and redevelopment properties and an increase of $0.4 million related to properties acquired in 2007 and 2008.

Property Operating Income

Property operating income increased $4.8 million, or 5.7%, to $89.0 million in the three months ended June 30, 2008 compared to $84.2 million in the three months ended June 30, 2007. This increase is due primarily to the following:

•	growth in same-center earnings,

•	earnings attributable to properties acquired in 2007 and 2008, and

•	growth in earnings at redevelopment properties.

Other

Interest Expense

Interest expense decreased $3.7 million, or 13.1%, to $24.5 million in the three months ended June 30, 2008 compared to $28.2 million in the three months ended June 30, 2007. This decrease is due primarily to the following:

•	a decrease of $1.6 million due to lower borrowings,

•	a decrease of $1.4 million due to the termination of the Mid-Pike and Huntington capital leases on October 26, 2007, as part of the acquisition of the fee interests in these properties, and

•	a decrease of $1.3 million due to a lower overall weighted average borrowing rate,

partially offset by

•	a decrease of $0.7 million in capitalized interest.

Gross interest costs were $26.0 million and $30.3 million in the three months ended June 30, 2008 and 2007, respectively. Capitalized interest was $1.5 million and $2.2 million in the three months ended June 30, 2008 and 2007, respectively.

General and Administrative Expense

General and administrative expense increased $0.9 million, or 15.1%, to $7.0 million in the three months ended June 30, 2008 compared to $6.1 million in the three months ended June 30, 2007. Approximately $0.5 million of the increase is due to legal and other fees related to the litigation over a parcel of land adjacent to Santana Row and other legal matters.

Depreciation and Amortization

Depreciation and amortization expense increased $2.3 million, or 9.0%, to $27.8 million in the three months ended June 30, 2008 from $25.5 million in the three months ended June 30, 2007. This increase is due primarily to capital improvements at same-center and redevelopment properties.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. No properties were sold for the three months ended June 30, 2008. The reported operating income of $1.2 million for the three months ended June 30, 2007, represents the operating income for the period during which we owned properties sold in 2007.

Gain on Sale of Real Estate from Discontinued Operations

No properties were sold in the three months ended June 30, 2008. The gain on sale of real estate from discontinued operations of $1.8 million for the three months ended June 30, 2007 was due to the sales of Bath Shopping Center, Key Road Plaza and Riverside Plaza.

Segment Results

We operate our business on an asset management model, where asset management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Asset management teams consist of asset managers, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the three months ended June 30, 2008 and 2007. The results of properties classified as discontinued operations have been excluded for rental income, total revenue and property operating income from the following table.

	Three Months Ended June 30,
	2008	2007
	(Dollars and square feet in thousands)
East
Rental income	$96,935	$89,205
Total revenue	$101,377	$91,743
Property operating income (1)	$71,327	$66,505
Property operating income as a percent of total revenue	70.4%	72.5%
Gross leasable area (square feet)	15,769	16,842
West
Rental income	$27,017	$26,076
Total revenue	$28,317	$27,211
Property operating income (1)	$17,715	$17,733
Property operating income as a percent of total revenue	62.6%	65.2%
Gross leasable area (square feet)	2,630	2,626

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $7.7 million, or 8.7%, to $96.9 million in the three months ended June 30, 2008 compared to $89.2 million in the three months ended June 30, 2007 due primarily to the following:

•	an increase of $4.0 million at same-center properties due primarily to increased rental rates on new leases and increased cost reimbursements,

•	an increase of $2.0 million at redevelopment properties, and

•	an increase of $1.7 million attributable to properties acquired in 2007 and 2008.

Property operating income for the East region increased $4.8 million due primarily to the increase in rental income discussed above and an increase in lease termination income. These increases in income were partially offset by a $2.1 million increase in rental expense due to increases in expenses at same-center and redevelopment properties and the acquisition of properties, and a

$2.7 million increase in real estate taxes due primarily to higher assessments and tax rates on our same-center and redevelopment properties and property acquisitions. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 70.4% in the three months ended June 30, 2008 from 72.5% in the three months ended June 30, 2007. The gross leaseable area in the East region decreased 1.1 million square feet due primarily to the sale of six properties in New Jersey in October 2007, the results of which are included in discontinued operations.

West

Rental income for the West region increased $0.9 million, or 3.6%, to $27.0 million in the three months ended June 30, 2008 from $26.1 million in the three months ended June 30, 2007 due primarily to the following:

•

an increase of $0.8 million at same-center properties due primarily to increased residential rental rates at Santana Row, increased rental rates on new retail leases, and increased percentage rent, and

•	an increase of $0.2 million at redevelopment projects.

Property operating income for the West region remained constant at $17.7 million due primarily to the increase in rental income discussed above offset by a $0.4 million increase in demolition costs in connection with a redevelopment project and a $0.7 million increase in other rental expenses and real estate taxes. As a result of these changes, the ratio of property operating income to total revenue for the West region decreased to 62.6% in the three months ended June 30, 2008 from 65.2% in the three months ended June 30, 2007.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2008 AND 2007

			Change
	2008	2007	Dollars	%
	(Dollar amounts in thousands)
Rental income	$246,673	$227,045	$19,628	8.6%
Other property income	8,010	4,916	3,094	62.9%
Mortgage interest income	2,234	2,257	(23)	-1.0%

Total property revenue	256,917	234,218	22,699	9.7%

Rental expenses	53,633	47,799	5,834	12.2%
Real estate taxes	26,909	21,783	5,126	23.5%

Total property expenses	80,542	69,582	10,960	15.8%

Property operating income	176,375	164,636	11,739	7.1%
Other interest income	550	432	118	27.3%
Income from real estate partnership	773	647	126	19.5%
Interest expense	(48,829)	(55,515)	6,686	-12.0%
General and administrative expense	(13,973)	(11,722)	(2,251)	19.2%
Depreciation and amortization	(53,195)	(50,405)	(2,790)	5.5%

Total other, net	(114,674)	(116,563)	1,889	-1.6%

Income from continuing operations before minority interests	61,701	48,073	13,628	28.3%
Minority interests	(2,741)	(2,681)	(60)	2.2%
Income from discontinued operations	—	2,613	(2,613)	-100.0%
Gain on sale of real estate from discontinued operations	—	1,849	(1,849)	-100.0%

Net income	$58,960	$49,854	$9,106	18.3%

Property Revenues

Total property revenue increased $22.7 million, or 9.7%, to $256.9 million in the six months ended June 30, 2008 compared to $234.2 million in the six months ended June 30, 2007. The percentage occupied at our shopping centers decreased slightly to 94.3% at June 30, 2008 compared to 94.7% at June 30, 2007. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $19.6 million, or 8.6%, to $246.7 million in the six months ended June 30, 2008 compared to $227.0 million in the six months ended June 30, 2007 due primarily to the following:

•	an increase of $8.9 million attributable to properties acquired in 2007 and 2008,

•	an increase of $7.2 million at same-center properties due to increased rental rates on new leases, increased cost reimbursements and increased percentage rent, and

•	an increase of $3.6 million at redevelopment properties due primarily to increased rental rates on new leases and increased cost reimbursements.

Other Property Income

Other property income increased $3.1 million, or 62.9%, to $8.0 million in the six months ended June 30, 2008 compared to $4.9 million in the six months ended June 30, 2007. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is due primarily to an increase in lease termination fees at same-center and redevelopment properties.

Property Expenses

Total property expenses increased $11.0 million, or 15.8%, to $80.5 million in the six months ended June 30, 2008 compared to $69.6 million in the six months ended June 30, 2007. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $5.8 million, or 12.2%, to $53.6 million in the six months ended June 30, 2008 compared to $47.8 million in the six months ended June 30, 2007. This increase is due primarily to the following:

•	an increase of $2.5 million in repairs and maintenance at same-center and redevelopment properties,

•	an increase of $2.0 million attributable to properties acquired in 2007 and 2008,

•	an increase of $0.8 million in marketing expense at redevelopment properties,

•	an increase of $0.8 million in bad debt expense at same-center and redevelopment properties,

partially offset by

•	a decrease of $0.7 million in insurance expense at same-center properties.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 21.1% in the six months ended June 30, 2008 from 20.6% in the six months ended June 30, 2007.

Real Estate Taxes

Real estate tax expense increased $5.1 million, or 23.5%, to $26.9 million in the six months ended June 30, 2008 compared to $21.8 million in the six months ended June 30, 2007. This increase is due primarily to an increase of $3.3 million related to higher tax assessments at same-center and redevelopment properties and an increase of $1.8 million related to properties acquired in 2007 and 2008.

Property Operating Income

Property operating income increased $11.7 million, or 7.1%, to $176.4 million in the six months ended June 30, 2008 compared to $164.6 million in the six months ended June 30, 2007. This increase is due primarily to the following:

•	earnings attributable to properties acquired in 2007 and 2008,

•	growth in same-center earnings, and

•	growth in earnings at redevelopment properties.

Other

Interest Expense

Interest expense decreased $6.7 million, or 12.0%, to $48.8 million in the six months ended June 30, 2008 compared to $55.5 million in the six months ended June 30, 2007. This decrease is due primarily to the following:

•	a decrease of $2.9 million due to the termination of the Mid-Pike and Huntington capital leases on October 26, 2007, as part of the acquisition of the fee interests in these properties,

•	a decrease of $2.4 million due to a lower overall weighted average borrowing rate, and

•	a decrease of $2.2 million due to lower borrowings,

partially offset by

•	a decrease of $0.8 million in capitalized interest.

Gross interest costs were $52.1 million and $59.6 million in the six months ended June 30, 2008 and 2007, respectively. Capitalized interest was $3.3 million and $4.1 million in the six months ended June 30, 2008 and 2007, respectively.

General and Administrative Expense

General and administrative expense increased $2.3 million, or 19.2%, to $14.0 million in the six months ended June 30, 2008 compared to $11.7 million in the six months ended June 30, 2007. Approximately $1.4 million of the increase is due to legal and other fees related to the litigation over a parcel of land adjacent to Santana Row and other legal matters.

Depreciation and Amortization

Depreciation and amortization expense increased $2.8 million, or 5.5%, to $53.2 million in the six months ended June 30, 2008 from $50.4 million in the six months ended June 30, 2007. This increase is due primarily to acquisitions and capital improvements at same-center and redevelopment properties.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. No properties were sold for the six months ended June 30, 2008. The reported operating income of $2.6 million for the six months ended June 30, 2007, represents the operating income for the period during which we owned properties sold in 2007.

Gain on Sale of Real Estate from Discontinued Operations

No properties were sold in the six months ended June 30, 2008. The gain on sale of real estate from discontinued operations of $1.8 million for the six months ended June 30, 2007 was due to the sales of Bath Shopping Center, Key Road Plaza and Riverside Plaza.

Segment Results

We operate our business on an asset management model, where asset management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Asset management teams consist of asset managers, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the six months ended June 30, 2008 and 2007. The results of properties classified as discontinued operations have been excluded for rental income, total revenue and property operating income from the following table.

	Six Months Ended June 30,
	2008	2007
	(Dollars and square feet in thousands)
East
Rental income	$192,392	$175,470
Total revenue	$200,369	$180,305
Property operating income (1)	$139,683	$128,917
Property operating income as a percent of total revenue	69.7%	71.5%
Gross leasable area (square feet)	15,769	16,842
West
Rental income	$54,281	$51,575
Total revenue	$56,548	$53,913
Property operating income (1)	$36,692	$35,719
Property operating income as a percent of total revenue	64.9%	66.3%
Gross leasable area (square feet)	2,630	2,626

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $16.9 million, or 9.6%, to $192.4 million in the six months ended June 30, 2008 compared to $175.5 million in the six months ended June 30, 2007 due primarily to the following:

•	an increase of $8.7 million attributable to properties acquired in 2007 and 2008,

•	an increase of $5.2 million at same-center properties due primarily to increased rental rates on new leases and increased cost reimbursements, and

•	an increase of $3.1 million at redevelopment properties.

Property operating income for the East region increased $10.8 million due primarily to the increase in rental income discussed above and an increase in lease termination income. These increases in income were partially offset by a $4.9 million increase in rental expense due to the acquisition of properties and increases in expenses at same-center and redevelopment properties, and a $4.4 million increase in real estate taxes due primarily to the acquisition of properties and higher assessments on our same-center properties. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 69.7% in the six months ended June 30, 2008 from 71.5% in the six months ended June 30, 2007. The gross leaseable area in the East region decreased 1.1 million square feet due primarily to the sale of six properties in New Jersey in October 2007, the results of which are included in discontinued operations.

West

Rental income for the West region increased $2.7 million, or 5.2%, to $54.3 million in the six months ended June 30, 2008 from $51.6 million in the six months ended June 30, 2007 due primarily to the following:

•	an increase of $2.0 million at same-center properties due primarily to increased residential rental rates at Santana Row, increased rental rates on new retail leases, and increased percentage rent,

•	an increase of $0.5 million at redevelopment projects, and

•	an increase of $0.1 million attributable to a property acquired in 2007.

Property operating income for the West region increased $1.0 million due primarily to the increase in rental income discussed above partially offset by a $0.2 million increase in demolition costs in connection with redevelopment and a $1.5 million increase in other rental expenses and real estate taxes. As a result of these changes, the ratio of property operating income to total revenue for the West region decreased to 64.9% in the six months ended June 30, 2008 from 66.3% in the six months ended June 30, 2007.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008; the adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, we are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

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

We seek to maintain a staggered schedule of debt maturities such that a disproportionate amount of debt maturities does not occur in any one year. In July 2008, we extended the maturity date of our $200 million term loan from November 6, 2008 to November 6, 2009. Consistent therewith, as of June 30, 2008, we had approximately $35 million of debt maturities occurring through December 31, 2008.

Cash and cash equivalents were $20.3 million at June 30, 2008, which is a $30.4 million decrease from the balance of cash and cash equivalents at December 31, 2007. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300.0 million unsecured revolving credit facility that matures July 27, 2010, subject to a one-year extension at our option. We utilize our revolving credit facility to finance the initial acquisition of properties and meet other short-term working capital requirements.

Summary of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash provided by operating activities	$122,983	$110,231
Cash used in investing activities	(109,657)	(92,747)
Cash used in financing activities	(43,736)	(17,261)

(Decrease) increase in cash and cash equivalents	(30,410)	223
Cash and cash equivalents, beginning of year	50,691	11,495

Cash and cash equivalents, end of period	$20,281	$11,718

Net cash provided by operating activities increased $12.8 million to $123.0 million during the six months ended June 30, 2008 from $110.2 million during the six months ended June 30, 2007. The increase was primarily attributable to $12.9 million higher net income before gain on sale of real estate, income from real estate partnership, depreciation and amortization, minority interests, and other non-cash expenses.

Net cash used in investing activities increased $16.9 million to $109.7 million during the six months ended June 30, 2008 from $92.7 million during the six months ended June 30, 2007. The increase was primarily attributable to:

•	$51.9 million decrease in proceeds from sale of real estate,

partially offset by

•	$20.4 million decrease in contributions to our unconsolidated real estate partnership due to acquisitions by the real estate partnership in 2007,

•	$8.7 million decrease in capital expenditures, and

•	$6.9 million decrease in acquisitions of real estate.

Net cash used in financing activities increased $26.5 million to $43.7 million during the six months ended June 30, 2008 from $17.3 million during the six months ended June 30, 2007. The increase was primarily attributable to:

•	$20.0 million decrease in net borrowings on our revolving credit facility and

•	$7.7 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.

Off-Balance Sheet Arrangements

We are joint venture partners in eight restaurants at Santana Row. Our investment balance in the restaurant joint ventures was approximately $7.9 million at June 30, 2008 and December 31, 2007. Our equity in earnings from the restaurant joint ventures was $0.5 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion (“Clarion”). We own 30% of the equity in the Partnership, and Clarion owns 70%. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method. In total, at June 30, 2008, the Partnership had $81.5 million of mortgages payable outstanding.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of June 30, 2008:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2008	Stated Interest Rate as of June 30, 2008	Maturity Date
	(Dollars in thousands)
Mortgage loans (1)
Secured fixed rate
Leesburg Plaza (2)	$9,900	$9,564	6.510%	October 1, 2008
164 E. Houston Street	345	19	7.500%	October 6, 2008
White Marsh Other	Acquired	1,131	6.060%	December 31, 2008
Mercer Mall	Acquired	4,409	8.375%	April 1, 2009
Federal Plaza	36,500	33,400	6.750%	June 1, 2011
Tysons Station	7,000	6,138	7.400%	September 1, 2011
White Marsh Plaza (3)	Acquired	10,248	6.040%	April 1, 2013
Crow Canyon	Acquired	21,404	5.400%	August 11, 2013
Melville Mall (4)	Acquired	24,780	5.250%	September 1, 2014
THE AVENUE at White Marsh	Acquired	60,533	5.460%	January 1, 2015
Barracks Road	44,300	41,712	7.950%	November 1, 2015
Hauppauge	16,700	15,724	7.950%	November 1, 2015
Lawrence Park	31,400	29,565	7.950%	November 1, 2015
Wildwood	27,600	25,987	7.950%	November 1, 2015
Wynnewood	32,000	30,130	7.950%	November 1, 2015
Brick Plaza	33,000	30,907	7.415%	November 1, 2015
Shoppers’ World	Acquired	5,918	5.910%	January 31, 2021
Mount Vernon (5)	13,250	11,803	5.660%	April 15, 2028
Chelsea	Acquired	8,182	5.360%	January 15, 2031

Subtotal		371,554
Net unamortized discount		(612)

Total mortgage loans		370,942

Notes payable
Unsecured fixed rate
Term note (6)	200,000	200,000	LIBOR + 0.575%	November 6, 2009
Other	2,221	2,223	6.50%	April 1, 2012
Perring Plaza renovation	3,087	1,310	10.000%	January 31, 2013
Unsecured variable rate
Revolving credit facility (7)	300,000	29,000	LIBOR + 0.425%	July 27, 2010
Escondido (Municipal bonds) (8)	9,400	9,400	2.125%	October 1, 2016

Total notes payable		241,933

Senior notes and debentures
Unsecured fixed rate
8.75% notes	175,000	175,000	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures (9)	50,000	50,000	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal		975,000
Net unamortized premium		2,470

Total senior notes and debentures		977,470

Capital lease obligations
Various		75,589	Various	Various through 2106

Total debt and capital lease obligations		$1,665,934

1)	Mortgage loans do not include our 30% share ($24.4 million) of the $81.5 million debt of the partnership with Clarion Lion Properties Fund.

2)	This mortgage loan and accrued interest were paid off on July 1, 2008.

3)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.35 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.

4)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.

5)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

6)	In July 2008, we exercised our option and extended the maturity date from November 6, 2008 to November 6, 2009. On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of this debt through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. The weighted average effective interest rate, before amortization of debt fees, was 3.41% and 3.81% for the three and six months ended June 30, 2008, respectively.

7)	The maximum amount drawn under our revolving credit facility during both the three and six months ended June 30, 2008 was $48.0 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 2.98% and 3.04% for the three and six months ended June 30, 2008, respectively. This credit facility is subject to a one-year extension at our option.

8)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.

9)	On August 15, 2008, the debentures are redeemable by the holders thereof at the original purchase price of $1,000 per debenture. On June 16, 2008, we received notice that one of the holders will redeem $20.8 million on August 15, 2008. The notice period for additional redemptions has expired.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2008, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant or default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

The following is a summary of our debt maturities as of June 30, 2008:

	Secured	Capital Lease	Unsecured		Total
	(In thousands)
Remainder of 2008	$13,808	$556	$20,854	(1)	$35,218
2009	11,232	1,216	376,141	(2)	388,589
2010	7,344	1,305	29,861	(3)	38,510
2011	44,646	1,399	75,720		121,765
2012	7,460	1,500	175,728		184,688
2013 and thereafter (3)	287,064	69,613	538,629		895,306

	$371,554	$75,589	$1,216,933		$1,664,076	(4)

Our organizational documents do not limit the level or amount of debt that we may incur.

1)	Includes $20.8 million of unsecured debt that was put to us by one of the holders and is due on August 15, 2008.

2)	Includes $200 million outstanding on our term note. In July 2008, we exercised the extension option on the term note such that the maturity date is now November 6, 2009.

3)	Our $300 million four-year revolving credit facility is subject to a one-year extension at our option. As of June 30, 2008, there was $29.0 million drawn under this credit facility.

4)	Includes $10.0 million under the Mount Vernon mortgage loan that may be required to be paid on or after April 15, 2013.

4)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of June 30, 2008.

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

We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income, and the ineffective portion of changes in the fair value of our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not have an impact on earnings for the six months ended June 30, 2008. The fair value of these swaps at June 30, 2008 is a liability of $46,000, which is included in accounts payable and accrued expenses on the balance sheet and accumulated other comprehensive loss in the statement of shareholders’ equity. The fair value of the interest rate swap agreements are based upon the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate market pricing models and observable inputs. Amounts reported in accumulated other comprehensive loss will be reclassified to interest expense as interest payments are made on the variable rate debt through the termination date of November 6, 2008.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income	$28,974	$26,718	$58,960	$49,854
Gain on sale of real estate	—	(1,849)	—	(1,849)
Depreciation and amortization of real estate assets	25,050	24,317	48,000	48,259
Amortization of initial direct costs of leases	2,283	2,107	4,305	4,177
Depreciation of joint venture real estate assets	331	323	661	591

Funds from operations	56,638	51,616	111,926	101,032
Dividends on preferred stock	(135)	(135)	(271)	(171)
Income attributable to operating partnership units	231	399	463	644

Funds from operations available for common shareholders	$56,734	$51,880	$112,118	$101,505

Weighted average number of common shares, diluted (1)	59,311	57,149	59,251	56,750

Funds from operations available for common shareholders, per diluted share	$0.96	$0.91	$1.89	$1.79

(1)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive in the computation of diluted EPS for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We are exposed to credit loss in the event of non-performance by the counter party to our interest rate swap agreements used to fix the variable portion of our $200 million term note. The counter party of these swaps has a long-term debt rating of “AA-” by Standards and Poor’s Rating Service and “Aa2” by Moody’s Investor Service as of June 30, 2008.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2008 we had $1.4 billion of fixed-rate debt outstanding. On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term note through November 6, 2008 which effectively fixed the interest rate on the term note. If interest rates on our fixed-rate debt instruments at June 30, 2008 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $55.9 million. If interest rates on our fixed-rate debt instruments at June 30, 2008 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $64.9 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At June 30, 2008, we had $38.4 million of variable rate debt outstanding excluding the $200 million term loan as the interest rate is effectively fixed by our two swap agreements. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $0.4 million, and our net income and cash flows for the year would decrease by approximately $0.4 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.4 million, and our net income and cash flows for the year would increase by approximately $0.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

We are also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we and our management agent acted improperly by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only was concluded in April 2007, and in May 2008, a judgment was entered that ruled in our favor on certain legal issues and against us on other legal issues. As to those matters where the court ruled against us and determined that we are liable, a trial as to damages will be held but no trial date has yet been set. Because we have not completed discovery on the issue of damages, we cannot make a reasonable estimate of potential damages at this time. In lieu of pursuing an indemnification claim against the third party management agent that negotiated the lease on our behalf, we have entered into an agreement with the management agent that provides a framework for sharing litigation costs and payment of any damages that may be awarded to the plaintiff. Depending on the amount of damages actually awarded in this matter, and subject to the arrangement in place with the third party management agent, it is possible that there may be a material adverse impact on our net income in the period in which it becomes both probable that we will have to pay the damages and such damages can be reasonably estimated.

In any event, management does not believe that either matter, individually or in the aggregate, will have a material impact on our financial position.

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

Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interests of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended June 30, 2008, the following operating partnership units were redeemed for cash:

Redemption Date	Number of Operating Partnership Units	Cash or Common Shares
April 3, 2008	348	Cash
April 7, 2008	2,000	Cash
May 13, 2008	2,330	Cash

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

During the fiscal quarter ended June 30, 2008, we submitted certain matters to a vote of our shareholders through the notice of annual meeting of shareholders and the solicitation of proxies related thereto. The proxy materials related to our annual meeting of shareholders were distributed beginning March 28, 2008, and the annual meeting of shareholders was held on May 7, 2008 in Rockville, Maryland. As of March 19, 2008, the record date prior to such meeting, 58,771,951 of our common shares were outstanding. At the annual shareholders meeting on May 7, 2008, 49,562,184 shares of our common stock were presented in person or by proxy, representing 84.3% of our outstanding shares. The following table sets forth the matters presented for a vote by the shareholders and the votes cast for and against such matters:

	Matter	Votes for	Votes against	Abstentions
(1)	Election of Mr. Warren M. Thompson as a Class III Independent Trustee with a term serving until the 2011 Annual Meeting	48,723,555	788,510	49,835
(2)	Election of Mr. Donald C. Wood as a Class III Non-Independent Trustee with a term serving until the 2011 Annual Meeting	48,753,854	749,638	58,404
(3)	The ratification of the appointment of Grant Thornton LLP as the Trust’s independent registered public accounting firm for the year ending December 31, 2008	49,091,113	430,171	40,898
(4)	The consideration of a shareholder proposal to request that our Board of Trustees take the actions necessary to declassify our board of trustees	31,676,027	8,988,511	292,473

The terms of office of the following Trustees continued after the meeting: Gail P. Steinel, Joseph S. Vassalluzzo, Jon E. Bortz, David W. Faeder and Kristin Gamble.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

July 30, 2008	/s/ DONALD C. WOOD
Donald C. Wood,
President, Chief Executive Officer and Trustee (Principal Executive Officer)

July 30, 2008	/s/ JOSEPH M. SQUERI
Joseph M. Squeri,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.6	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; and 5.40% Notes due 2013 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.7	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.3	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.4	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.5	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.6	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

Exhibit No.	Description

10.7	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.8	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.9	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.10	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) and incorporated herein by reference)

10.11	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.12	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 and incorporated herein by reference)

10.13	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.14	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.16	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.20	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.21	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

10.22	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-07533) and incorporated herein by reference)

10.23	Restricted Share Award Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.23 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No 1-07533) (the “2007 Form 10-K”) and incorporated herein by reference)

10.24	Severance Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.24 to the 2007 Form 10-K and incorporated herein by reference)

10.25	Credit Agreement dated as of November 9, 2007, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.25 to the 2007 Form 10-K and incorporated herein by reference)

Exhibit No.	Description

10.26	Consulting Agreement between the Trust and Larry E. Finger dated January 1, 2008 (previously filed as Exhibit 10.26 to the 2007 Form 10-K and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)