Form 10-Q
period 2008-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2008-10-29
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of Registrant’s common shares outstanding on October 27, 2008 was 58,974,451.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2008

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating	$3,547,709	$3,267,081
Construction-in-progress	91,169	147,925
Assets held for sale (discontinued operations)	—	37,841

	3,638,878	3,452,847
Less accumulated depreciation and amortization	(822,291)	(756,703)

Net real estate	2,816,587	2,696,144
Cash and cash equivalents	48,991	50,691
Accounts and notes receivable	69,439	61,108
Mortgage notes receivable	40,437	40,638
Investment in real estate partnership	29,422	29,646
Prepaid expenses and other assets	100,192	103,620
Debt issuance costs, net of accumulated amortization of $6,123 and $4,815, respectively	6,474	7,450

TOTAL ASSETS	$3,111,542	$2,989,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$392,199	$373,975
Capital lease obligations	63,783	76,109
Notes payable	341,912	210,820
Senior notes and debentures	956,627	977,556
Accounts payable and accrued expenses	92,589	99,360
Dividends payable	38,701	36,142
Security deposits payable	11,364	10,703
Other liabilities and deferred credits	65,617	58,182

Total liabilities	1,962,792	1,842,847
Minority interests	32,085	31,818
Commitments and contingencies (Note E)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 60,466,238 and 60,133,270 issued, respectively	605	601
Additional paid-in capital	1,556,608	1,541,020
Accumulated dividends in excess of net income	(421,824)	(407,376)
Treasury shares at cost, 1,492,173 and 1,487,605 shares, respectively	(28,807)	(28,807)
Notes receivable from issuance of common shares	—	(803)
Accumulated other comprehensive income	86	—

Total shareholders’ equity	1,116,665	1,114,632

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,111,542	$2,989,297

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2008	2007
	(In thousands, except per share data)
REVENUE
Rental income	$126,654	$117,801
Other property income	4,005	4,634
Mortgage interest income	1,108	1,129

Total revenue	131,767	123,564

EXPENSES
Rental expenses	27,562	25,225
Real estate taxes	14,760	12,030
General and administrative	5,391	7,172
Depreciation and amortization	28,642	25,045

Total operating expenses	76,355	69,472

OPERATING INCOME	55,412	54,092
Other interest income	115	192
Interest expense	(25,337)	(28,732)
Income from real estate partnership	407	473

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	30,597	26,025
Minority interests	(1,315)	(1,629)

INCOME FROM CONTINUING OPERATIONS	29,282	24,396
DISCONTINUED OPERATIONS
Income from discontinued operations	382	2,019
Gain (loss) on sale of real estate from discontinued operations	7,438	(2,900)

Results from discontinued operations	7,820	(881)

NET INCOME	37,102	23,515
Dividends on preferred stock	(136)	(136)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$36,966	$23,379

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.50	$0.43
Discontinued operations	0.13	(0.01)

	$0.63	$0.42

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.50	$0.43
Discontinued operations	0.13	(0.02)

	$0.63	$0.41

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands, except per share data)
REVENUE
Rental income	$371,792	$343,821
Other property income	12,015	9,550
Mortgage interest income	3,342	3,386

Total revenue	387,149	356,757

EXPENSES
Rental expenses	81,011	73,024
Real estate taxes	41,331	33,767
General and administrative	19,451	18,894
Depreciation and amortization	81,837	75,450

Total operating expenses	223,630	201,135

OPERATING INCOME	163,519	155,622
Other interest income	662	623
Interest expense	(74,166)	(84,247)
Income from real estate partnership	1,180	1,120

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	91,195	73,118
Minority interests	(4,056)	(4,309)

INCOME FROM CONTINUING OPERATIONS	87,139	68,809
DISCONTINUED OPERATIONS
Income from discontinued operations	1,485	5,611
Gain (loss) on sale of real estate from discontinued operations	7,438	(1,051)

Results from discontinued operations	8,923	4,560

NET INCOME	96,062	73,369
Dividends on preferred stock	(406)	(307)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$95,656	$73,062

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.48	$1.23
Discontinued operations	0.15	0.08

	$1.63	$1.31

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.47	$1.22
Discontinued operations	0.15	0.08

	$1.62	$1.30

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

(Unaudited)

	For the Nine Months Ended September 30, 2008
	Preferred Stock		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Treasury Shares		Notes Receivable from the Issuance of Common Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2007	399,896	$9,997	60,133,270	$601	$1,541,020	$(407,376)	(1,487,605)	$(28,807)	$(803)	$—	$1,114,632
Comprehensive income:
Net income	—	—	—	—	—	96,062	—	—	—	—	96,062
Change in valuation of interest rate swaps	—	—	—	—	—	—	—	—	—	86	86

Comprehensive income	—	—	—	—	—	—	—	—	—	—	96,148
Dividends declared to common shareholders	—	—	—	—	—	(110,104)	—	—	—	—	(110,104)
Dividends declared to preferred shareholders	—	—	—	—	—	(406)	—	—	—	—	(406)
Common shares issued	—	—	190	—	14	—	—	—	—	—	14
Exercise of stock options	—	—	204,853	2	7,569	—	—	—	—	—	7,571
Shares issued under dividend reinvestment plan	—	—	28,416	—	2,033	—	—	—	—	—	2,033
Share-based compensation expense	—	—	99,509	2	6,032	—	—	—	—	—	6,034
Conversion and redemption of OP units	—	—	—	—	(60)	—	—	—	—	—	(60)
Unvested shares forfeited	—	—	—	—	—	—	(4,568)	—	—	—	—
Loans paid	—	—	—	—	—	—	—	—	803	—	803

BALANCE AT SEPTEMBER 30, 2008	399,896	$9,997	60,466,238	$605	$1,556,608	$(421,824)	(1,492,173)	$(28,807)	$—	$86	$1,116,665

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
OPERATING ACTIVITIES
Net income	$96,062	$73,369
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	81,838	79,457
(Gain) loss on sale of real estate	(7,438)	1,051
Income from real estate partnership	(1,180)	(1,120)
Minority interests	4,056	4,309
Other, net	729	(2,461)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(2,877)	(4,989)
(Increase) decrease in prepaid expenses and other assets	(1,376)	2,267
(Decrease) increase in accounts payable and accrued expenses	(238)	3,559
Increase in security deposits and other liabilities	4,928	3,292

Net cash provided by operating activities	174,504	158,734
INVESTING ACTIVITIES
Acquisition of real estate	(99,580)	(49,573)
Capital expenditures—development and redevelopment	(75,624)	(91,410)
Capital expenditures—other	(22,606)	(14,487)
Proceeds from sale of real estate	38,062	51,857
Investment in real estate partnership	—	(20,418)
Distribution from real estate partnership in excess of earnings	200	405
Leasing costs	(7,524)	(6,975)
(Issuance) repayment of mortgage and other notes receivable, net	(135)	538

Net cash used in investing activities	(167,207)	(130,063)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	129,000	70,000
Repayment of senior debentures	(20,800)	—
Repayment of mortgages, capital leases and notes payable	(15,294)	(5,639)
Extension fee on term loan	(200)	—
Issuance of common shares	10,421	7,051
Dividends paid to common and preferred shareholders	(107,963)	(96,785)
Distributions to minority interests	(4,161)	(4,512)

Net cash used in financing activities	(8,997)	(29,885)

Decrease in cash and cash equivalents	(1,700)	(1,214)
Cash and cash equivalents at beginning of year	50,691	11,495

Cash and cash equivalents at end of period	$48,991	$10,281

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

September 30, 2008

(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of September 30, 2008, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 84 predominantly retail real estate projects.

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$78,274	$95,778
Interest capitalized	(4,108)	(6,026)
Interest expense related to discontinued operations	—	(5,505)

Interest expense	$74,166	$84,247

Cash paid for interest, net of amounts capitalized	$71,464	$86,605

Cash paid for income taxes	$444	$2,254

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Increase in valuation of interest rate swap	$86	$—
Mortgage loans assumed with acquisition	$32,465	$79,987
Extinguishment of capital lease obligation	$11,545	$—
Note payable issued with acquisition	$2,221	$—
Common shares issued with acquisition	$—	$77,957
Preferred shares issued with acquisition	$—	$9,997
DownREIT operating partnership units issued with acquisition	$—	$16,358

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

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to receive dividends (whether paid or unpaid) are participating securities, and should be included in computation of EPS pursuant to the two-class method. The FSP is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact, if any, the adoption of FSP EITF No. 03-6-1 will have on our consolidated financial statements.

NOTE B—REAL ESTATE

The following table provides a summary of the significant acquisitions we made during the nine months ended September 30, 2008:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
May 30, 2008	Del Mar Village	Boca Raton, FL	154,000	$41.7	(1)(2)
July 11, 2008	7015 & 7045 Beracasa Way	Boca Raton, FL	24,000	6.7	(2)(3)
July 16, 2008	Chelsea Commons Phase II	Chelsea, MA	26,000	8.0	(4)
September 4, 2008	Courtyard Shops	Wellington, FL	127,000	37.9	(2)(5)
September 25 and 30, 2008	Bethesda Row	Bethesda, MD	N/A	38.8	(6)

		Total	331,000	$133.1

(1)	Approximately $1.7 million and $7.4 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(2)	In conjunction with the acquisitions of Del Mar Village, 7015 & 7045 Beracasa Way, and Courtyard Shops, we entered into Reverse Section 1031 like-kind exchange agreements with a third party intermediary. The exchange agreements are for a maximum of 180 days and allow us to defer gains on sale of other properties sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediary is the legal owner of each property, although we control each property and retain all of the economic benefits and risks associated with the property. Each property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, we consolidate the properties and their operations.
(3)	As part of the preliminary purchase price allocation, approximately $0.2 million of the net assets acquired were allocated to other assets for “above market leases”. This allocation will be finalized after various valuation studies are complete. The two buildings acquired are adjacent to our Del Mar Village shopping center.
(4)	As part of the preliminary purchase price allocation, approximately $0.2 million and $0.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively. This allocation will be finalized after various valuation studies are complete. This property includes four pad sites that are adjacent to our Chelsea Commons property.
(5)	The purchase price allocation is preliminary and will be finalized after various valuation studies are complete.
(6)

On September 25 and 30, 2008, we completed exchange transactions whereby we sold our fee interest in four land parcels that were subject to long-term ground leases with tenants and acquired the fee interest in two land parcels under our Bethesda Row property. Prior to the transactions, the land parcels at Bethesda Row were encumbered by capital lease obligations which were extinguished as part of the transactions. The transactions were completed as 1031 tax deferred exchange transactions and involved net cash paid to us of $23.2 million.

The following table provides a summary of the significant dispositions we made during the nine months ended September 30, 2008.

Date	Property	City, State	Gross Leasable Area		Sales Price	Gain
			(In square feet)		(In millions)
September 25 and 30, 2008	Four Land Parcels: (1)				$38.8	$1.0
	The Shoppes at Nottingham Square	White Marsh, MD	134,000
	White Marsh Other	White Marsh, MD	N/A	(2)
	White Marsh Other	White Marsh, MD	3,000
	North Dartmouth	North Dartmouth, MA	135,000

(1)	On September 25 and 30, 2008, we completed exchange transactions whereby we sold our fee interest in four land parcels that were subject to long-term ground leases with tenants and acquired the fee interest in two land parcels under our Bethesda Row property. Three of the land parcels we sold were in White Marsh, MD, and one parcel was in North Dartmouth, MA. The transactions were completed as 1031 tax deferred exchange transactions and involved net cash paid to us of $23.2 million.
(2)	This land parcel was subject to a ground lease covering 50,000 square feet of office space not included in our gross leasable area.

The revenues from all properties included in discontinued operations were $0.7 million and $6.4 million for the three months ended September 30, 2008 and 2007, respectively, and $2.3 million and $21.3 million for the nine months ended September 30, 2008 and 2007, respectively.

In September 2008, we applied for a refund of taxes paid to the state of California related to our TRS activities, primarily the condominium units sold in 2005 and 2006 at Santana Row. The refund related to the condominium units of $1.1 million is included in “gain on sale of real estate from discontinued operations”.

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

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
OPERATING RESULTS
Revenue	$4,787	$4,935	$14,273	$12,903
Expenses
Other operating expenses	1,242	1,190	3,747	3,136
Depreciation and amortization	1,193	1,163	3,570	3,300
Interest expense	1,134	1,137	3,404	3,343

Total expenses	3,569	3,490	10,721	9,779

Net income	$1,218	$1,445	$3,552	$3,124

Our share of net income from real estate partnership	$407	$473	$1,180	$1,120

	September 30, 2008	December 31, 2007
	(In thousands)
BALANCE SHEETS
Real estate, net	$188,671	$191,747
Cash	2,374	1,453
Other assets	7,398	7,173

Total assets	$198,443	$200,373

Mortgages payable	$81,410	$81,540
Other liabilities	7,511	8,691
Partners’ capital	109,522	110,142

Total liabilities and partners’ capital	$198,443	$200,373

Our share of unconsolidated debt	$24,423	$24,462

Our investment in real estate partnership	$29,422	$29,646

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

We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income, and the ineffective portion of changes in the fair value of our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not have an impact on earnings for the nine months ended September 30, 2008. The fair value of these swaps at September 30, 2008 is an asset of $86,000 which is included in prepaid expenses and other assets on the balance sheet and accumulated other comprehensive income in the statement of shareholders’ equity. The fair value of the interest rate swap agreements are based upon the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate market pricing models and observable inputs. Amounts reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the variable rate debt through the termination date of November 6, 2008.

During the three and nine months ended September 30, 2008, the maximum amount of borrowings outstanding under our $300 million revolving credit facility was $142.0 million. The weighted average amount of borrowings outstanding was $91.4 million and $36.9 million for the three and nine months ended September 30, 2008, respectively. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 3.01% and 3.02% for the three and nine months ended September 30, 2008, respectively.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholder’s equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2008, we were in compliance with all loan covenants.

On July 1, 2008, we paid off the $9.6 million mortgage loan on Leesburg Plaza which had an original maturity date of October 1, 2008. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

On July 15, 2008, we exercised a one-year extension for our $200 million term note and extended the maturity date to November 6, 2009.

On August 15, 2008, one of the holders redeemed $20.8 million of the outstanding $50.0 million balance of our 7.48% debentures. The notice period for additional redemptions has expired. These debentures were repaid with funds borrowed on our $300 million revolving credit facility.

In connection with the acquisition of Courtyard Shops and two land parcels at Bethesda Row, we assumed three mortgage notes as follows:

Property	Fair Value (1)	Maturity Date	Stated Annual Interest Rate
	(In millions)
Courtyard Shops	$8.1	July 1, 2012	6.87%
Bethesda Row	$20.0	January 1, 2013	5.37%
Bethesda Row	$4.4	February 1, 2013	5.05%

(1)	The aggregate face amount of the mortgage notes is $32.2 million. However, in accordance with GAAP, these mortgage notes were recorded at their aggregate fair value of $32.5 million.

On September 25 and 30, 2008, we acquired the fee interest in two land parcels under our Bethesda Row property. Prior to the transactions, we had capital lease obligations totaling $11.5 million on the two land parcels which were extinguished as part of the transactions.

NOTE E—COMMITMENTS AND CONTINGENCIES

Warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. In 2006 and 2007, we increased our warranty reserves by $2.5 million and $5.1 million, respectively, net of taxes, related to defective work done by third party contractors while upgrades were made to certain units being prepared for sale. During 2007 and 2008, we evaluated the potentially affected units, and as of September 30, 2008, have substantially completed the inspections and repairs. The extent of the damages encountered in the units and the resulting costs to repair varied considerably amongst the units. As a result, we have adjusted the warranty reserve to reflect the actual costs expected to be incurred related to these issues which is approximately $2.4 million, net of $1.5 million of taxes. The change in the reserve of $5.2 million is included in “gain on sale of real estate from discontinued operations” in the three and nine months ended September 30, 2008.

These amounts do not reflect any amounts we may recover in the future from insurance or the contractors responsible for the defective work. Due to the inherent uncertainty related to the recovery from insurance or the contractor, we are unable to estimate an expected recovery; any recovery will be reflected in our financial statements once the amount is determinable, considered probable, and collectible.

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

NOTE F—SHAREHOLDERS’ EQUITY

The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2008		2007
	Declared	Paid	Declared		Paid
Common shares	$1.870	$1.830	$1.760		$1.725
5.417% Series 1 Cumulative Convertible Preferred	$1.016	$1.016	$0.767	(1)	$0.429	(1)

(1)	The Series 1 Preferred Shares were issued on March 8, 2007. The dividend declared on the Series 1 Preferred Shares is for the period from March 8, 2007 through and including September 30, 2007. The dividend paid is for the period March 8, 2007 through and including September 30, 2007.

NOTE G—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Minimum rents
Retail and commercial	$92,294	$87,332	$273,123	$256,649
Residential	4,845	3,935	12,970	11,277
Cost reimbursement	26,676	23,838	76,085	66,893
Percentage rent	1,298	1,125	5,428	4,692
Other	1,541	1,571	4,186	4,310

Total rental income	$126,654	$117,801	$371,792	$343,821

Minimum rents include $1.3 million and $1.8 million for the three months ended September 30, 2008 and 2007, respectively, and $4.2 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $0.6 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141. Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, the Crest at Congressional Plaza Apartments, Santana Row, and for 2008, Arlington East (Bethesda Row). The first rental units at Arlington East were delivered and became rent paying in late May 2008. Lease-up of these rental units will continue through 2008.

NOTE H—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Share-based compensation incurred
Grants of common shares	$1,544	$1,523	$4,995	$4,565
Grants of options	313	278	1,039	829

	1,857	1,801	6,034	5,394
Capitalized share-based compensation	(306)	(200)	(909)	(609)

Share-based compensation expense	$1,551	$1,601	$5,125	$4,785

NOTE I—EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$29,282	$24,396	$87,139	$68,809
Preferred stock dividends	(136)	(136)	(406)	(307)

Income from continuing operations available for common shareholders	29,146	24,260	86,733	68,502
Results from discontinued operations	7,820	(881)	8,923	4,560

Net income available for common shareholders, basic and diluted	$36,966	$23,379	$95,656	$73,062

DENOMINATOR
Weighted average common shares outstanding—basic	58,720	56,302	58,624	55,967
Effect of dilutive securities:
Stock options	201	332	249	371
Unvested stock	29	56	29	66

Weighted average common shares outstanding—diluted (1)	58,950	56,690	58,902	56,404

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.50	$0.43	$1.48	$1.23
Discontinued operations	0.13	(0.01)	0.15	0.08

	$0.63	$0.42	$1.63	$1.31

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.50	$0.43	$1.47	$1.22
Discontinued operations	0.13	(0.02)	0.15	0.08

	$0.63	$0.41	$1.62	$1.30

(1)	The conversions of downREIT operating partnership units and Series 1 Preferred Shares are anti-dilutive for all periods presented. Accordingly, downREIT operating partnership units and Series 1 Preferred Shares have been excluded from the weighted average common shares used to compute diluted earnings per share. Certain stock options and unvested shares have also been excluded from the calculation of diluted earnings per share as they are anti-dilutive.

NOTE J—SEGMENT INFORMATION

We operate our portfolio of properties in two geographic operating regions: East and West, which constitute our segments under Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

A summary of our operations by geographic region is presented below:

	Three Months Ended September 30, 2008
	East	West	Other	Total
	(In thousands)
Rental income	$97,975	$28,679	$—	$126,654
Other property income	2,841	1,164	—	4,005
Mortgage interest income	737	371	—	1,108
Rental expenses	(19,705)	(7,857)	—	(27,562)
Real estate taxes	(11,461)	(3,299)	—	(14,760)

Property operating income	70,387	19,058	—	89,445
General and administrative expense	—	—	(5,391)	(5,391)
Depreciation and amortization	(20,431)	(8,015)	(196)	(28,642)
Other interest income	64	51	—	115
Interest expense	—	—	(25,337)	(25,337)
Income from real estate partnership	—	—	407	407

Income from continuing operations before minority interests	50,020	11,094	(30,517)	30,597
Minority interests	—	—	(1,315)	(1,315)
Income from discontinued operations	—	—	382	382
Gain on sale of real estate from discontinued operations	—	—	7,438	7,438

Net income	$50,020	$11,094	$(24,012)	$37,102

Total assets at end of period	$2,127,747	$899,020	$84,775	$3,111,542

	Three Months Ended September 30, 2007
	East	West	Other	Total
	(In thousands)
Rental income	$92,314	$25,487	$—	$117,801
Other property income	3,592	1,042	—	4,634
Mortgage interest income	737	392	—	1,129
Rental expenses	(18,033)	(7,192)	—	(25,225)
Real estate taxes	(10,086)	(1,944)	—	(12,030)

Property operating income	68,524	17,785	—	86,309
General and administrative expense	—	—	(7,172)	(7,172)
Depreciation and amortization	(17,180)	(7,620)	(245)	(25,045)
Other interest income	161	31	—	192
Interest expense	—	—	(28,732)	(28,732)
Income from real estate partnership	—	—	473	473

Income from continuing operations before minority interests	51,505	10,196	(35,676)	26,025
Minority interests	—	—	(1,629)	(1,629)
Income from discontinued operations	—	—	2,019	2,019
Loss on sale of real estate from discontinued operations	—	—	(2,900)	(2,900)

Net income	$51,505	$10,196	$(38,186)	$23,515

	Nine Months Ended September 30, 2008
	East	West	Other	Total
	(In thousands)
Rental income	$288,832	$82,960	$—	$371,792
Other property income	9,350	2,665	—	12,015
Mortgage interest income	2,205	1,137	—	3,342
Rental expenses	(58,452)	(22,559)	—	(81,011)
Real estate taxes	(32,958)	(8,373)	—	(41,331)

Property operating income	208,977	55,830	—	264,807
General and administrative expense	—	—	(19,451)	(19,451)
Depreciation and amortization	(57,846)	(23,406)	(585)	(81,837)
Other interest income	460	202	—	662
Interest expense	—	—	(74,166)	(74,166)
Income from real estate partnership	—	—	1,180	1,180

Income from continuing operations before minority interests	151,591	32,626	(93,022)	91,195
Minority interests	—	—	(4,056)	(4,056)
Income from discontinued operations	—	—	1,485	1,485
Gain on sale of real estate from discontinued operations	—	—	7,438	7,438

Net income	$151,591	$32,626	$(88,155)	$96,062

Total assets at end of period	$2,127,747	$899,020	$84,775	$3,111,542

	Nine Months Ended September 30, 2007
	East	West	Other	Total
	(In thousands)
Rental income	$266,760	$77,061	$—	$343,821
Other property income	6,952	2,598	—	9,550
Mortgage interest income	2,211	1,175	—	3,386
Rental expenses	(51,977)	(21,047)	—	(73,024)
Real estate taxes	(27,484)	(6,283)	—	(33,767)

Property operating income	196,462	53,504	—	249,966
General and administrative expense	—	—	(18,894)	(18,894)
Depreciation and amortization	(52,178)	(22,537)	(735)	(75,450)
Other interest income	513	110	—	623
Interest expense	—	—	(84,247)	(84,247)
Income from real estate partnership	—	—	1,120	1,120

Income from continuing operations before minority interests	144,797	31,077	(102,756)	73,118
Minority interests	—	—	(4,309)	(4,309)
Income from discontinued operations	—	—	5,611	5,611
Loss on sale of real estate from discontinued operations	—	—	(1,051)	(1,051)

Net income	$144,797	$31,077	$(102,505)	$73,369

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of September 30, 2008, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 84 predominantly retail real estate projects comprising approximately 18.1 million square feet. In total, the real estate projects were 95.5% leased and 94.8% occupied at September 30, 2008. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of September 30, 2008. In total, the joint venture properties in which we own an interest were 97.6% leased at September 30, 2008.

2008 Property Acquisitions and Dispositions

The following table provides a summary of the significant acquisitions we made during the nine months ended September 30, 2008:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
May 30, 2008	Del Mar Village	Boca Raton, FL	154,000	$41.7	(1)(2)
July 11, 2008	7015 & 7045 Beracasa Way	Boca Raton, FL	24,000	6.7	(2)(3)
July 16, 2008	Chelsea Commons Phase II	Chelsea, MA	26,000	8.0	(4)
September 4, 2008	Courtyard Shops	Wellington, FL	127,000	37.9	(2)(5)
September 25 and 30, 2008	Bethesda Row	Bethesda, MD	N/A	38.8	(6)

		Total	331,000	$133.1

(1)	Approximately $1.7 million and $7.4 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(2)	In conjunction with the acquisitions of Del Mar Village, 7015 & 7045 Beracasa Way, and Courtyard Shops, we entered into Reverse Section 1031 like-kind exchange agreements with a third party intermediary. The exchange agreements are for a maximum of 180 days and allow us to defer gains on sale of other properties sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediary is the legal owner of each property, although we control each property and retain all of the economic benefits and risks associated with the property. Each property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, we consolidate the properties and their operations.
(3)	As part of the preliminary purchase price allocation, approximately $0.2 million of the net assets acquired were allocated to other assets for “above market leases”. This allocation will be finalized after various valuation studies are complete. The two buildings acquired are adjacent to our Del Mar Village shopping center.

(4)	As part of the preliminary purchase price allocation, approximately $0.2 million and $0.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively. This allocation will be finalized after various valuation studies are complete. This property includes four pad sites that are adjacent to our Chelsea Commons property.
(5)	The purchase price allocation is preliminary and will be finalized after various valuation studies are complete.
(6)	On September 25 and 30, 2008, we completed exchange transactions whereby we sold our fee interest in four land parcels that were subject to long-term ground leases with tenants and acquired the fee interest in two land parcels under our Bethesda Row property. Prior to the transactions, the land parcels at Bethesda Row were encumbered by capital lease obligations which were extinguished as part of the transactions. The transactions were completed as 1031 tax deferred exchange transactions and involved net cash paid to us of $23.2 million.

The following table provides a summary of the significant dispositions we made during the nine months ended September 30, 2008.

Date	Property	City, State	Gross Leasable Area		Sales Price	Gain
			(In square feet)		(In millions)
September 25 and 30, 2008	Four Land Parcels: (1)				$38.8	$1.0
	The Shoppes at Nottingham Square	White Marsh, MD	134,000
	White Marsh Other	White Marsh, MD	N/A	(2)
	White Marsh Other	White Marsh, MD	3,000
	North Dartmouth	North Dartmouth, MA	135,000

(1)	On September 25 and 30, 2008, we completed exchange transactions whereby we sold our fee interest in four land parcels that were subject to long-term ground leases with tenants and acquired the fee interest in two land parcels under our Bethesda Row property. Three of the land parcels we sold were in White Marsh, MD, and one parcel was in North Dartmouth, MA. The transactions were completed as 1031 tax deferred exchange transactions and involved net cash paid to us of $23.2 million.
(2)	This land parcel was subject to a ground lease covering 50,000 square feet of office space not included in our gross leasable area.

In September 2008, we applied for a refund of taxes paid to the state of California related to our TRS activities, primarily the condominium units sold in 2005 and 2006 at Santana Row. The refund related to the condominium units of $1.1 million is included in “gain on sale of real estate from discontinued operations”.

Warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. In 2006 and 2007, we increased our warranty reserves by $2.5 million and $5.1 million, respectively, net of taxes, related to defective work done by third party contractors while upgrades were made to certain units being prepared for sale. During 2007 and 2008, we evaluated the potentially affected units, and as of September 30, 2008, have substantially completed the inspections and repairs. The extent of the damages encountered in the units and the resulting costs to repair varied considerably amongst the units. As a result, we have adjusted the warranty reserve to reflect the actual costs expected to be incurred related to these issues which is approximately $2.4 million, net of $1.5 million of taxes. The change in the reserve of $5.2 million is included in “gain on sale of real estate from discontinued operations” in the three and nine months ended September 30, 2008.

These amounts do not reflect any amounts we may recover in the future from insurance or the contractors responsible for the defective work. Due to the inherent uncertainty related to the recovery from insurance or the contractor, we are unable to estimate an expected recovery; any recovery will be reflected in our financial statements once the amount is determinable, considered probable, and collectible.

2008 Significant Debt, Equity and Other Transactions

On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term note through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. Both swaps were designated and qualified as cash flow hedges and are recorded at fair value, which was an asset of $86,000 at September 30, 2008.

On July 1, 2008, we paid off the $9.6 million mortgage loan on Leesburg Plaza which had an original maturity date of October 1, 2008. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

On July 15, 2008, we exercised a one-year extension for our $200 million term note and extended the maturity date to November 6, 2009.

On August 15, 2008, one of the holders redeemed $20.8 million of the outstanding $50.0 million balance of our 7.48% debentures. The notice period for additional redemptions has expired. These debentures were repaid with funds borrowed on our $300 million revolving credit facility.

In connection with the acquisition of Courtyard Shops and two land parcels at Bethesda Row, we assumed three mortgage notes as follows:

Property	Fair Value (1)	Maturity Date	Stated Annual Interest Rate
	(In millions)
Courtyard Shops	$8.1	July 1, 2012	6.87%
Bethesda Row	$20.0	January 1, 2013	5.37%
Bethesda Row	$4.4	February 1, 2013	5.05%

(1)	The aggregate face amount of the mortgage notes is $32.2 million. However, in accordance with GAAP, these mortgage notes were recorded at their aggregate fair value of $32.5 million.

On September 25 and 30, 2008, we acquired the fee interest in two land parcels under our Bethesda Row property. Prior to the transactions, we had capital lease obligations totaling $11.5 million on the two land parcels which were extinguished as part of the transactions.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property redevelopments, and

•	expansion of our portfolio through property acquisitions.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals. The infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain high occupancy and continue to increase rental rates. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2008, no single tenant accounted for more than 2.6% of annualized base rent.

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

We continue to review acquisition opportunities in our primary markets in the East and West regions that complement our portfolio and provide long term opportunities. Additionally, in 2008, we acquired two properties in South Florida and continue to evaluate further acquisitions in the South Florida market. Generally, our acquisitions do not initially contribute significantly to earnings growth; however, they provide long term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition.

The current downturn in the economy may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. We have seen some tenants experiencing declining sales, vacating early, or filing for bankruptcy. Any reduction in our tenants’ ability to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. Further, our ability to re-lease vacant spaces may be negatively impacted by the current economic environment. While we believe the locations of our centers and diverse tenant base should decrease the negative impact of the economic environment, we may see an increase in vacancy that could have a negative impact to our revenue. We continue to monitor our tenants’ operating performance as well as trends in the retail industry to evaluate any future impact.

We continue to maintain a strong balance sheet and a conservative capital structure. We seek to maintain a staggered schedule of debt maturities such that a disproportionate amount of debt maturities does not occur in any one year.

At September 30, 2008, the leasable square feet in our shopping centers was 94.8% occupied and 95.5% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

			Change
	2008	2007	Dollars	%
	(Dollar amounts in thousands)
Rental income	$126,654	$117,801	$8,853	7.5%
Other property income	4,005	4,634	(629)	-13.6%
Mortgage interest income	1,108	1,129	(21)	-1.9%

Total property revenue	131,767	123,564	8,203	6.6%

Rental expenses	27,562	25,225	2,337	9.3%
Real estate taxes	14,760	12,030	2,730	22.7%

Total property expenses	42,322	37,255	5,067	13.6%

Property operating income	89,445	86,309	3,136	3.6%
Other interest income	115	192	(77)	-40.1%
Income from real estate partnership	407	473	(66)	-14.0%
Interest expense	(25,337)	(28,732)	3,395	-11.8%
General and administrative expense	(5,391)	(7,172)	1,781	-24.8%
Depreciation and amortization	(28,642)	(25,045)	(3,597)	14.4%

Total other, net	(58,848)	(60,284)	1,436	-2.4%

Income from continuing operations before minority interests	30,597	26,025	4,572	17.6%
Minority interests	(1,315)	(1,629)	314	-19.3%
Income from discontinued operations	382	2,019	(1,637)	-81.1%
Gain (loss) on sale of real estate from discontinued operations	7,438	(2,900)	10,338	-356.5%

Net income	$37,102	$23,515	$13,587	57.8%

Property Revenues

Total property revenue increased $8.2 million, or 6.6%, to $131.8 million in the three months ended September 30, 2008 compared to $123.6 million in the three months ended September 30, 2007. The percentage occupied at our shopping centers decreased slightly to 94.8% at September 30, 2008 compared to 95.1% at September 30, 2007. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $8.9 million, or 7.5%, to $126.7 million in the three months ended September 30, 2008 compared to $117.8 million in the three months ended September 30, 2007 due primarily to the following:

•	an increase of $5.8 million at same-center properties due to increased rental rates on new and renewal leases and increased cost reimbursements,

•	an increase of $2.4 million at redevelopment properties due primarily to increased rental rates on new leases including newly created spaces generating revenue and increased cost reimbursements, and

•	an increase of $1.2 million attributable to properties acquired in 2008.

Other Property Income

Other property income decreased $0.6 million, or 13.6%, to $4.0 million in the three months ended September 30, 2008 compared to $4.6 million in the three months ended September 30, 2007. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is due primarily to a decrease in lease and other termination fees at same-center properties partially offset by an increase at redevelopment properties.

Property Expenses

Total property expenses increased $5.1 million, or 13.6%, to $42.3 million in the three months ended September 30, 2008 compared to $37.3 million in the three months ended September 30, 2007. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $2.3 million, or 9.3%, to $27.6 million in the three months ended September 30, 2008 compared to $25.2 million in the three months ended September 30, 2007. This increase is due primarily to the following:

•	an increase of $1.3 million in repairs and maintenance and utilities at same-center and redevelopment properties,

•	an increase of $0.6 million in marketing at same-center and redevelopment properties,

•	an increase of $0.6 million in bad debt expense at same-center and redevelopment properties, and

•	an increase of $0.3 million attributable to properties acquired in 2008,

partially offset by

•	a decrease of $0.4 million in insurance expense at same-center properties.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 21.1% in the three months ended September 30, 2008 from 20.6% in the three months ended September 30, 2007.

Real Estate Taxes

Real estate tax expense increased $2.7 million, or 22.7%, to $14.8 million in the three months ended September 30, 2008 compared to $12.0 million in the three months ended September 30, 2007. This increase is due primarily to an increase of $2.6 million related to higher tax assessments at same-center and redevelopment properties and an increase of $0.2 million related to properties acquired in 2008.

Property Operating Income

Property operating income increased $3.1 million, or 3.6%, to $89.4 million in the three months ended September 30, 2008 compared to $86.3 million in the three months ended September 30, 2007. This increase is due primarily to the following:

•	growth in same-center earnings,

•	growth in earnings at redevelopment properties, and

•	earnings attributable to properties acquired in 2008.

Other

Interest Expense

Interest expense decreased $3.4 million, or 11.8%, to $25.3 million in the three months ended September 30, 2008 compared to $28.7 million in the three months ended September 30, 2007. This decrease is due primarily to the following:

•	a decrease of $2.1 million due to a lower overall weighted average borrowing rate,

•	a decrease of $1.6 million due to the termination of the Mid-Pike and Huntington capital leases on October 26, 2007, as part of the acquisition of the fee interests in these properties, and

•	a decrease of $0.8 million due to lower borrowings,

partially offset by

•	a decrease of $1.1 million in capitalized interest due primarily to substantial completion of our Arlington East (Bethesda Row) and Linden Square projects.

Gross interest costs were $26.2 million and $30.7 million in the three months ended September 30, 2008 and 2007, respectively. Capitalized interest was $0.8 million and $1.9 million in the three months ended September 30, 2008 and 2007, respectively.

General and Administrative Expense

General and administrative expense decreased $1.8 million, or 24.8%, to $5.4 million in the three months ended September 30, 2008 compared to $7.2 million in the three months ended September 30, 2007. The decrease is primarily due to lower personnel related costs and lower legal fees related to the litigation over a parcel of land adjacent to Santana Row and other legal matters.

Depreciation and Amortization

Depreciation and amortization expense increased $3.6 million, or 14.4%, to $28.6 million in the three months ended September 30, 2008 from $25.0 million in the three months ended September 30, 2007. This increase is due primarily to acquisitions and capital improvements at same-center and redevelopment properties.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.4 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively, represents the operating income for the period during which we owned properties sold in 2008 and 2007.

Gain (Loss) on Sale of Real Estate from Discontinued Operations

The gain on sale of real estate from discontinued operations of $7.4 million for the three months ended September 30, 2008 consists primarily of a $5.2 million decrease in the warranty reserve for condominium units sold at Santana Row in 2005 and 2006, $1.1 million of accrued state tax refunds related to the initial sales of the condominium units, and the sale of four land parcels in Maryland and Massachusetts resulting in a $1.0 million gain. The loss on sale of real estate from discontinued operations of $2.9 million for the three months ended September 30, 2007 relates to an increase in the warranty reserve for condominiums sold in 2006 and 2005 at Santana Row.

Segment Results

We operate our business on an asset management model, where asset management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Asset management teams consist of asset managers, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the three months ended September 30, 2008 and 2007. The results of properties classified as discontinued operations have been excluded for rental income, total revenue and property operating income from the following table.

	Three Months Ended September 30,
	2008	2007
	(Dollars and square feet in thousands)
East
Rental income	$97,975	$92,314
Total revenue	$101,553	$96,643
Property operating income (1)	$70,387	$68,524
Property operating income as a percent of total revenue	69.3%	70.9%
Gross leasable area (square feet)	15,509	16,879
West
Rental income	$28,679	$25,487
Total revenue	$30,214	$26,921
Property operating income (1)	$19,058	$17,785
Property operating income as a percent of total revenue	63.1%	66.1%
Gross leasable area (square feet)	2,621	2,628

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $5.7 million, or 6.1%, to $98.0 million in the three months ended September 30, 2008 compared to $92.3 million in the three months ended September 30, 2007 due primarily to the following:

•	an increase of $2.6 million at same-center properties due primarily to increased rental rates on new and renewal leases and increased cost reimbursements,

•	an increase of $2.4 million at redevelopment properties, and

•	an increase of $1.2 million attributable to properties acquired in 2008.

Property operating income for the East region increased $1.9 million due primarily to the increase in rental income discussed above partially offset by a $1.7 million increase in rental expense and a $1.4 million increase in real estate taxes due primarily to higher assessments on our same-center and redevelopment properties and property acquisitions. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 69.3% in the three months ended September 30, 2008 from 70.9% in the three months ended September 30, 2007. The gross leasable area in the East region decreased 1.4 million square feet due primarily to the sale of six properties in New Jersey in October 2007 and the sale of four land parcels in September 2008, the results of which are included in discontinued operations.

West

Rental income for the West region increased $3.2 million, or 12.5%, to $28.7 million in the three months ended September 30, 2008 from $25.5 million in the three months ended September 30, 2007 due primarily to an increase of $3.1 million at same-center properties due primarily to increased rental rates on new and renewal retail and residential leases and increased cost reimbursements.

Property operating income for the West region increased $1.3 million due primarily to the increase in rental income discussed above partially offset by a $1.4 million increase in real estate taxes due primarily to increased assessments and a $0.7 million increase in rental expenses. As a result of these changes, the ratio of property operating income to total revenue for the West region decreased to 63.1% in the three months ended September 30, 2008 from 66.1% in the three months ended September 30, 2007.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

			Change
	2008	2007	Dollars	%
	(Dollar amounts in thousands)
Rental income	$371,792	$343,821	$27,971	8.1%
Other property income	12,015	9,550	2,465	25.8%
Mortgage interest income	3,342	3,386	(44)	-1.3%

Total property revenue	387,149	356,757	30,392	8.5%

Rental expenses	81,011	73,024	7,987	10.9%
Real estate taxes	41,331	33,767	7,564	22.4%

Total property expenses	122,342	106,791	15,551	14.6%

Property operating income	264,807	249,966	14,841	5.9%
Other interest income	662	623	39	6.3%
Income from real estate partnership	1,180	1,120	60	5.4%
Interest expense	(74,166)	(84,247)	10,081	-12.0%
General and administrative expense	(19,451)	(18,894)	(557)	2.9%
Depreciation and amortization	(81,837)	(75,450)	(6,387)	8.5%

Total other, net	(173,612)	(176,848)	3,236	-1.8%

Income from continuing operations before minority interests	91,195	73,118	18,077	24.7%
Minority interests	(4,056)	(4,309)	253	-5.9%
Income from discontinued operations	1,485	5,611	(4,126)	-73.5%
Gain (loss) on sale of real estate from discontinued operations	7,438	(1,051)	8,489	-807.7%

Net income	$96,062	$73,369	$22,693	30.9%

Property Revenues

Total property revenue increased $30.4 million, or 8.5%, to $387.1 million in the nine months ended September 30, 2008 compared to $356.8 million in the nine months ended September 30, 2007. The percentage occupied at our shopping centers decreased slightly to 94.8% at September 30, 2008 compared to 95.1% at September 30, 2007. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $28.0 million, or 8.1%, to $371.8 million in the nine months ended September 30, 2008 compared to $343.8 million in the nine months ended September 30, 2007 due primarily to the following:

•	an increase of $11.3 million at same-center properties due to increased rental rates on new and renewal leases, increased cost reimbursements and increased percentage rent,

•	an increase of $10.4 million attributable to properties acquired in 2007 and 2008, and

•	an increase of $7.2 million at redevelopment properties due primarily to increased rental rates on new leases including newly created spaces generating revenue and increased cost reimbursements.

Other Property Income

Other property income increased $2.5 million, or 25.8%, to $12.0 million in the nine months ended September 30, 2008 compared to $9.6 million in the nine months ended September 30, 2007. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is due primarily to an increase in lease termination fees at redevelopment properties.

Property Expenses

Total property expenses increased $15.6 million, or 14.6%, to $122.3 million in the nine months ended September 30, 2008 compared to $106.8 million in the nine months ended September 30, 2007. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $8.0 million, or 10.9%, to $81.0 million in the nine months ended September 30, 2008 compared to $73.0 million in the nine months ended September 30, 2007. This increase is due primarily to the following:

•	an increase of $3.2 million in repairs and maintenance at same-center and redevelopment properties,

•	an increase of $2.4 million attributable to properties acquired in 2007 and 2008,

•	an increase of $1.2 million in bad debt expense at same-center and redevelopment properties,

•	an increase of $1.0 million in marketing expense at redevelopment properties, and

•	an increase of $0.7 million in utility expense at same-center and redevelopment properties,

partially offset by

•	a decrease of $1.1 million in insurance expense at same-center properties.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 21.1% in the nine months ended September 30, 2008 from 20.7% in the nine months ended September 30, 2007.

Real Estate Taxes

Real estate tax expense increased $7.6 million, or 22.4%, to $41.3 million in the nine months ended September 30, 2008 compared to $33.8 million in the nine months ended September 30, 2007. This increase is due primarily to an increase of $5.7 million related to higher tax assessments at same-center and redevelopment properties and an increase of $1.9 million related to properties acquired in 2007 and 2008.

Property Operating Income

Property operating income increased $14.8 million, or 5.9%, to $264.8 million in the nine months ended September 30, 2008 compared to $250.0 million in the nine months ended September 30, 2007. This increase is due primarily to the following:

•	earnings attributable to properties acquired in 2007 and 2008,

•	growth in earnings at redevelopment properties, and

•	growth in same-center earnings.

Other

Interest Expense

Interest expense decreased $10.1 million, or 12.0%, to $74.2 million in the nine months ended September 30, 2008 compared to $84.2 million in the nine months ended September 30, 2007. This decrease is due primarily to the following:

•	a decrease of $4.5 million due to a lower overall weighted average borrowing rate,

•	a decrease of $4.5 million due to the termination of the Mid-Pike and Huntington capital leases on October 26, 2007, as part of the acquisition of the fee interests in these properties, and

•	a decrease of $3.0 million due to lower borrowings,

partially offset by

•	a decrease of $1.9 million in capitalized interest due primarily to substantial completion of our Arlington East (Bethesda Row) and Linden Square projects

Gross interest costs were $78.3 million and $90.3 million in the nine months ended September 30, 2008 and 2007, respectively. Capitalized interest was $4.1 million and $6.0 million in the nine months ended September 30, 2008 and 2007, respectively.

General and Administrative Expense

General and administrative expense increased $0.6 million, or 2.9%, to $19.5 million in the nine months ended September 30, 2008, from $18.9 million in the nine months ended September 30, 2007. The increase is due primarily to higher legal costs related to the litigation over a parcel of land adjacent to Santana Row and other legal matters partially offset by lower personnel related costs.

Depreciation and Amortization

Depreciation and amortization expense increased $6.4 million, or 8.5%, to $81.8 million in the nine months ended September 30, 2008 from $75.5 million in the nine months ended September 30, 2007. This increase is due primarily to acquisitions and capital improvements at same-center and redevelopment properties.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $1.5 million and $5.6 million for the nine months ended September 30, 2008 and 2007, respectively, represents the operating income for the period during which we owned properties sold in 2008 and 2007.

Gain (Loss) on Sale of Real Estate from Discontinued Operations

The gain on sale of real estate from discontinued operations of $7.4 million for the nine months ended September 30, 2008 consists primarily of a $5.2 million decrease in the warranty reserve for condominium units sold at Santana Row in 2005 and 2006, $1.1 million of accrued state tax refunds related to the initial sales of the condominium units, and the sale of four land parcels in Maryland and Massachusetts resulting in a $1.0 million gain. The loss on sale of real estate from discontinued operations of $1.1 million during the nine months ended September 30, 2007 is due to a $2.9 million increase in the warranty reserve, related to condominiums sold at Santana Row, partially offset by a gain of $1.8 million primarily related to the sales of Bath Shopping Center, Key Road Plaza, and Riverside Plaza.

Segment Results

We operate our business on an asset management model, where asset management teams are responsible for a portfolio of assets. We manage our portfolio as two operating regions: East and West. Asset management teams consist of asset managers, leasing agents, development staff and financial personnel, each of whom has responsibility for a distinct portfolio.

The following table provides selected key segment data for the nine months ended September 30, 2008 and 2007. The results of properties classified as discontinued operations have been excluded for rental income, total revenue and property operating income from the following table.

	Nine Months Ended September 30,
	2008	2007
	(Dollars and square feet in thousands)
East
Rental income	$288,832	$266,760
Total revenue	$300,387	$275,923
Property operating income (1)	$208,977	$196,462
Property operating income as a percent of total revenue	69.6%	71.2%
Gross leasable area (square feet)	15,509	16,879
West
Rental income	$82,960	$77,061
Total revenue	$86,762	$80,834
Property operating income (1)	$55,830	$53,504
Property operating income as a percent of total revenue	64.3%	66.2%
Gross leasable area (square feet)	2,621	2,628

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $22.1 million, or 8.3%, to $288.8 million in the nine months ended September 30, 2008 compared to $266.8 million in the nine months ended September 30, 2007 due primarily to the following:

•	an increase of $10.2 million attributable to properties acquired in 2007 and 2008,

•	an increase of $6.7 million at redevelopment properties, and

•	an increase of $6.1 million at same-center properties due primarily to increased rental rates on new and renewal leases and increased cost reimbursements.

Property operating income for the East region increased $12.5 million due primarily to the increase in rental income discussed above and an increase in lease termination fees. These increases in income were partially offset by a $6.5 million increase in rental expense due to the acquisition of properties and increases in expenses at same-center and redevelopment properties, and a $5.5 million increase in real estate taxes due primarily to the acquisition of properties and higher assessments on our same-center and redevelopment properties. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 69.6% in the nine months ended September 30, 2008 from 71.2% in the nine months ended September 30, 2007. The gross leaseable area in the East region decreased 1.4 million square feet due primarily to the sale of six properties in New Jersey in October 2007 and the sale of four land parcels in September 2008, the results of which are included in discontinued operations.

West

Rental income for the West region increased $5.9 million, or 7.7%, to $83.0 million in the nine months ended September 30, 2008 from $77.1 million in the nine months ended September 30, 2007 due primarily to the following:

•

an increase of $5.2 million at same-center properties due primarily to increased residential rental rates at Santana Row, increased rental rates on new and renewal retail leases, and increased percentage rent,

•	an increase of $0.5 million at redevelopment properties, and

•	an increase of $0.2 million attributable to a property acquired in 2007.

Property operating income for the West region increased $2.3 million due primarily to the increase in rental income discussed above partially offset by a $2.1 million increase in real estate taxes and a $1.5 million increase in rental expenses. As a result of these changes, the ratio of property operating income to total revenue for the West region decreased to 64.3% in the nine months ended September 30, 2008 from 66.2% in the nine months ended September 30, 2007.

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

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to receive dividends (whether paid or unpaid) are participating securities, and should be included in computation of EPS pursuant to the two-class method. The FSP is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact, if any, the adoption of FSP EITF No. 03-6-1 will have on our consolidated financial statements.

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

Our long-term capital requirements consist primarily of maturities under our long-term debt, development and redevelopment costs and potential acquisitions. We expect to fund these through a combination of sources which we believe will be available to us, including additional and replacement secured and unsecured borrowings, issuance of additional equity, joint venture relationships relating to existing properties or new acquisitions and property dispositions. While we expect the funds will be available to us, the current downturn in the economy and dislocation in the capital markets could impair availability of funds and lead to less favorable interest rates when utilizing secured and unsecured borrowings.

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

We seek to maintain a staggered schedule of debt maturities such that a disproportionate amount of debt maturities does not occur in any one year. The largest year of maturities is in 2009 totaling $388.9 million of which $200 million matures in November 2009 and $175 million matures in December 2009. We intend to address the refinancing of this debt in advance of the respective maturities.

Cash and cash equivalents were $49.0 million at September 30, 2008, which is a $1.7 million decrease from the balance of cash and cash equivalents at December 31, 2007. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300.0 million unsecured revolving credit facility that matures July 27, 2010, subject to a one-year extension at our option. We have had no disruption in funding from any of the banks in our credit facility and expect our lenders will continue to provide funds under our credit facility.

Summary of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash provided by operating activities	$174,504	$158,734
Cash used in investing activities	(167,207)	(130,063)
Cash used in financing activities	(8,997)	(29,885)

Decrease in cash and cash equivalents	(1,700)	(1,214)
Cash and cash equivalents, beginning of year	50,691	11,495

Cash and cash equivalents, end of period	$48,991	$10,281

Net cash provided by operating activities increased $15.8 million to $174.5 million during the nine months ended September 30, 2008 from $158.7 million during the nine months ended September 30, 2007. The increase was primarily attributable to $19.5 million higher net income before gain on sale of real estate, income from real estate partnership, depreciation and amortization, minority interests, and other non-cash expenses.

Net cash used in investing activities increased $37.1 million to $167.2 million during the nine months ended September 30, 2008 from $130.1 million during the nine months ended September 30, 2007. The increase was primarily attributable to:

•	$50.0 million increase in acquisitions of real estate,

•	$13.8 million decrease in proceeds from sale of real estate,

partially offset by

•	$20.4 million decrease in contributions to our unconsolidated real estate partnership due to acquisitions by the real estate partnership in 2007, and

•	$7.7 million decrease in capital expenditures.

Net cash used in financing activities decreased $20.9 million to $9.0 million during the nine months ended September 30, 2008 from $29.9 million during the nine months ended September 30, 2007. The decrease was primarily attributable to:

•	$59.0 million increase in net borrowings on our revolving credit facility,

partially offset by

•	$20.8 million repayment of senior debentures,

•	$11.2 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, and

•	$9.7 million increase in repayment of mortgages, capital leases and notes payable due substantially to the payoff of the Leesburg mortgage in July 2008.

Off-Balance Sheet Arrangements

We are joint venture partners in eight restaurants at Santana Row. Our investment balance in the restaurant joint ventures was approximately $7.6 million and $7.9 million at September 30, 2008 and December 31, 2007, respectively. Our equity in earnings from the restaurant joint ventures was $1.0 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership, and Clarion owns 70%. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the Partnership using the equity method. In total, at September 30, 2008, the Partnership had $81.4 million of mortgages payable outstanding.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of September 30, 2008:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2008	Stated Interest Rate as of September 30, 2008	Maturity Date
	(Dollars in thousands)
Mortgage loans (1)
Secured fixed rate
164 E. Houston Street (2)	345	$5	7.500%	October 6, 2008
White Marsh Other	Acquired	1,120	6.060%	December 31, 2008
Mercer Mall	Acquired	4,390	8.375%	April 1, 2009
Federal Plaza	36,500	33,265	6.750%	June 1, 2011
Tysons Station	7,000	6,111	7.400%	September 1, 2011
Courtyard Shops	Acquired	7,782	6.870%	July 1, 2012
Bethesda Row	Acquired	19,996	5.370%	January 1, 2013
Bethesda Row	Acquired	4,459	5.050%	February 1, 2013
White Marsh Plaza (3)	Acquired	10,186	6.040%	April 1, 2013
Crow Canyon	Acquired	21,311	5.400%	August 11, 2013
Melville Mall (4)	Acquired	24,619	5.250%	September 1, 2014
THE AVENUE at White Marsh	Acquired	60,275	5.460%	January 1, 2015
Barracks Road	44,300	41,542	7.950%	November 1, 2015
Hauppauge	16,700	15,660	7.950%	November 1, 2015
Lawrence Park	31,400	29,445	7.950%	November 1, 2015
Wildwood	27,600	25,881	7.950%	November 1, 2015
Wynnewood	32,000	30,007	7.950%	November 1, 2015
Brick Plaza	33,000	30,771	7.415%	November 1, 2015
Shoppers’ World	Acquired	5,897	5.910%	January 31, 2021
Mount Vernon (5)	13,250	11,722	5.660%	April 15, 2028
Chelsea	Acquired	8,136	5.360%	January 15, 2031

Subtotal		392,580
Net unamortized discount		(381)

Total mortgage loans		392,199

Notes payable
Unsecured fixed rate
Term note (6)	200,000	200,000	LIBOR + 0.575%	November 6, 2009
Other	2,221	2,259	6.50%	April 1, 2012
Perring Plaza renovation	3,087	1,253	10.000%	January 31, 2013
Unsecured variable rate
Revolving credit facility (7)	300,000	129,000	LIBOR + 0.425%	July 27, 2010
Escondido (Municipal bonds) (8)	9,400	9,400	2.413%	October 1, 2016

Total notes payable		341,912

Senior notes and debentures
Unsecured fixed rate
8.75% notes	175,000	175,000	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures (9)	50,000	29,200	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal		954,200
Net unamortized premium		2,427

Total senior notes and debentures		956,627

Capital lease obligations
Various		63,783	Various	Various through 2106

Total debt and capital lease obligations		$1,754,521

1)	Mortgage loans do not include our 30% share ($24.4 million) of the $81.4 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.
2)	This mortgage loan and accrued interest was paid off on October 6, 2008.

3)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.35 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.
4)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.
5)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
6)	In July 2008, we exercised our option and extended the maturity date from November 6, 2008 to November 6, 2009. On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of this debt through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. The weighted average effective interest rate, before amortization of debt fees, was 3.41% and 3.68% for the three and nine months ended September 30, 2008, respectively.
7)	The maximum amount drawn under our revolving credit facility during both the three and nine months ended September 30, 2008 was $142.0 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 3.01% and 3.02% for the three and nine months ended September 30, 2008, respectively. This credit facility matures on July 27, 2010, subject to a one-year extension at our option.
8)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
9)	On August 15, 2008, one of the holders redeemed $20.8 million of the outstanding $50.0 million balance. The notice period for additional redemptions has expired.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2008, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant or default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.

The following is a summary of our debt maturities as of September 30, 2008:

	Secured	Capital Lease	Unsecured		Total
	(In thousands)
Remainder of 2008	$2,671	$295	$33		$2,999
2009	11,579	1,216	376,141		388,936
2010	7,714	1,305	129,861	(1)	138,880
2011	45,039	1,399	75,720		122,158
2012	14,661	1,500	175,728		191,889
2013 and thereafter	310,916	58,068	538,629		907,613

	$392,580	$63,783	$1,296,112		$1,752,475	(2)

1)	Our $300 million four-year revolving credit facility matures on July 27, 2010, subject to a one-year extension at our option. As of September 30, 2008, there was $129.0 million drawn under this credit facility.
2)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of September 30, 2008.

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

We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income, and the ineffective portion of changes in the fair value of our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not have an impact on earnings for the nine months ended September 30, 2008. The fair value of these swaps at September 30, 2008 is an asset of $86,000, which is included in prepaid expenses and other assets on the balance sheet and accumulated other comprehensive income in the statement of shareholders’ equity. The fair value of the interest rate swap agreements are based upon the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate market pricing models and observable inputs. Amounts reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the variable rate debt through the termination date of November 6, 2008.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income	$37,102	$23,515	$96,062	$73,369
(Gain) loss on sale of real estate	(7,438)	2,900	(7,438)	1,051
Depreciation and amortization of real estate assets	26,037	23,651	74,037	71,910
Amortization of initial direct costs of leases	2,136	1,945	6,441	6,122
Depreciation of joint venture real estate assets	331	324	992	915

Funds from operations	58,168	52,335	170,094	153,367
Dividends on preferred stock	(136)	(136)	(406)	(307)
Income attributable to operating partnership units	244	279	707	923

Funds from operations available for common shareholders	$58,276	$52,478	$170,395	$153,983

Weighted average number of common shares, diluted (1)	59,327	57,148	59,280	56,885

Funds from operations available for common shareholders, per diluted share	$0.98	$0.92	$2.87	$2.71

(1)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive in the computation of diluted EPS for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We also enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. We are exposed to credit loss in the event of non-performance by the counter party to our interest rate swap agreements used to fix the variable portion of our $200 million term note. The counter party of these swaps has a long-term debt rating of “AA-” by Standards and Poor’s Rating Service and “Aa2” by Moody’s Investor Service as of September 30, 2008.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2008, we had $1.4 billion of fixed-rate debt outstanding. On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term note through November 6, 2008 which effectively fixed the interest rate on the term note. If interest rates on our fixed-rate debt instruments at September 30, 2008 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $54.4 million. If interest rates on our fixed-rate debt instruments at September 30, 2008 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $55.0 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2008, we had $138.4 million of variable rate debt outstanding excluding the $200 million term loan as the interest rate is effectively fixed through November 6, 2008, by our two swap agreements. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $1.4 million, and our net income and cash flows for the year would decrease by approximately $1.4 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $1.4 million, and our net income and cash flows for the year would increase by approximately $1.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

October 29, 2008	/s/ DONALD C. WOOD
Donald C. Wood,
President, Chief Executive Officer and Trustee (Principal Executive Officer)

October 29, 2008	/s/ ANDREW P. BLOCHER
Andrew P. Blocher,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.6	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8 % Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; and 5.40% Notes due 2013 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.7	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.3	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.4	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.5	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.6	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

Exhibit No.	Description
10.7	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.8	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.9	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.10	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) and incorporated herein by reference)

10.11	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.12	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 and incorporated herein by reference)

10.13	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.14	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.16	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.20	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.21	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

10.22	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-07533) and incorporated herein by reference)

10.23	Restricted Share Award Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.23 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No 1-07533) (the “2007 Form 10-K”) and incorporated herein by reference)

10.24	Severance Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.24 to the 2007 Form 10-K and incorporated herein by reference)

10.25	Credit Agreement dated as of November 9, 2007, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.25 to the 2007 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.26	Consulting Agreement between the Trust and Larry E. Finger dated January 1, 2008 (previously filed as Exhibit 10.26 to the 2007 Form 10-K and incorporated herein by reference)

10.27	Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)