Form 10-K
period 2008-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2009-02-26
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual report pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 30, 2008 was $4.1 billion.

The number of Registrant’s common shares outstanding on February 24, 2009 was 59,075,627.

FEDERAL REALTY INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for Registrant’s 2009 annual meeting of shareholders to be held in May 2009 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS

References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.

General

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2008, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 84 predominantly retail real estate projects comprising approximately 18.1 million square feet. In total, the real estate projects were 95.0% leased and 94.3% occupied at December 31, 2008. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2008. In total, the joint venture properties in which we own an interest were 97.4% leased and occupied at December 31, 2008. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 41 consecutive years.

We were founded in 1962 as a real estate investment trust under the laws of the District of Columbia and re-formed as a real estate investment trust in the state of Maryland in 1999. Our principal executive offices are located at 1626 East Jefferson Street, Rockville, Maryland 20852 and our telephone number is (301) 998-8100. Our Web site address is www.federalrealty.com. The information contained on our website is not a part of this report.

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

Financing Strategies

Our financing strategies are designed to enable us to maintain a strong balance sheet while retaining sufficient flexibility to fund our operating and investing activities in the most cost-efficient way possible. Our financing strategies include:

•	maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;

•	managing our exposure to variable-rate debt;

•	maintaining an available line of credit to fund short-term operating needs;

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

Employees

At February 24, 2009, we had 276 full-time employees and 133 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. In 2008, 2007, and 2006, our TRS incurred approximately $(0.8) million, $1.5 million and $2.4 million, respectively, of income taxes, primarily related to sales of condominiums at Santana Row, sales of three properties in 2007, and our investment in certain restaurant joint ventures at Santana Row.

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

The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Under certain environmental laws, principally CERCLA, we, as the owner or operator of properties currently or previously owned, may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property. We may also be held liable to a governmental entity or third parties for property damage and for investigation and clean up costs incurred in connection with the contamination, whether or not we knew of, or were responsible for, such contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. Such costs or liabilities could exceed the value of the affected real estate. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease real estate or to borrow using the real estate as collateral.

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

Competition

Numerous commercial developers and real estate companies compete with us with respect to the leasing and the acquisition of properties. Some of these competitors may possess greater capital resources than we do, although we do not believe that any single competitor or group of competitors in any of the primary markets where our properties are located are dominant in that market. This competition may:

•	reduce the number of properties available for acquisition;

•	increase the cost of properties available for acquisition;

•	interfere with our ability to attract and retain tenants, leading to increased vacancy rates and/or reduced rents; and

•	adversely affect our ability to minimize expenses of operation.

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

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. The current downturn in the economy may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. We have seen tenants experiencing declining sales, vacating early, or filing for bankruptcy, as well as seeking rent relief from us as landlord. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, including the filing by any of our tenants for bankruptcy protection, may adversely affect our financial condition and results of operations.

Our net income depends on the success and continued presence of our “anchor” tenants.

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. As a result of the current downturn in the economy, we have seen a decrease in the number of tenants available to fill anchor spaces due to the recent bankruptcies. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may in certain categories see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income.

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

As of December 31, 2008, we had approximately $1.7 billion of debt outstanding. Of that outstanding debt, approximately $365.3 million was secured by 17 of our properties and approximately $63.5 million represented capital lease obligations on four of our properties. In addition, we own a 30% interest in a joint venture that had

$81.4 million of debt secured by six properties as of December 31, 2008. Approximately $1.4 billion (81%) of our debt as of December 31, 2008, which includes all of our property secured debt and our capital lease obligations, is fixed rate debt. Our joint venture’s debt of $81.4 million is also fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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

•

limit our ability to obtain any additional debt or equity financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, redevelopments or other general corporate purposes or to obtain such financing on favorable terms; and/or

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

We are obligated to comply with financial and other covenants pursuant to our debt obligations that could restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate payment under our debt.

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

As of December 31, 2008, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Our development activities have inherent risks.

The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. We generally do not intend to undertake on our own construction of any new large-scale mixed-use, ground-up development projects; however, we do intend to complete the development and construction of remaining phases of projects we already have started, such as Santana Row in San Jose, California. We may undertake development of these and other projects if it is justifiable on a risk-adjusted return basis. If additional phases of any of our existing projects or if any new projects are not successful, it may adversely affect our financial condition and results of operations.

In addition to the risks associated with real estate investment in general as described elsewhere, the risks associated with our remaining development activities include:

•	significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	expenditure of money and time on projects that may never be completed;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction or operating costs, including labor and material costs; and

•

possible delay in completion of a project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).

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

•

properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project, within the time frames we project, at the time we make the decision to invest, which may result in the properties’ failure to achieve the returns we projected;

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

Our growth strategy is focused on the redevelopment of properties we already own and the acquisition of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are generally required to distribute to our shareholders at least 90% of our REIT taxable income each year to continue to qualify as a real estate investment trust, or REIT, for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. The current recession and dislocation in the capital markets, however, has resulted in less favorable terms and availability than in recent years for debt financings. Equity capital could include our common shares or preferred shares. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the current recession, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt and preferred shares.

Of our approximately $1.7 billion of debt outstanding as of December 31, 2008, approximately $332.9 million bears interest at variable rates and was unhedged. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. Although we have in the past and may in the future enter into hedging arrangements or other transactions as to a portion of our variable rate debt to limit our exposure to rising interest rates, the amounts we are required to pay under the variable rate debt to which the hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.

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

Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions including being unable to sell a property at a return we believe is appropriate due to the current economic environment. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our shareholders.

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

Our organizational documents do not limit the amount of funds that we may invest in properties and assets jointly with other persons or entities and as of December 31, 2008, excluding our joint venture with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”) and properties owned in a “downREIT” structure, we hold three predominantly retail real estate projects jointly with other persons. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, and that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives. Although we hold the managing general partnership or membership interest in all of our existing co-investments as of December 31, 2008, we must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.

In addition, on July 1, 2004, we entered into a joint venture with Clarion for purposes of acquiring properties. Although we are the managing general partner of that entity, we have only a 30% ownership interest in that entity. Our partner’s consent is required to take certain actions with respect to the properties acquired by the venture, and as a result, we may not be able to take actions that we believe are necessary or desirable to protect or increase the value of the property or the property’s income stream. Pursuant to the terms of our partnership, we must obtain our partner’s consent to do the following:

•	enter into new anchor tenant leases, modify existing anchor tenant leases or enforce remedies against anchor tenants;

•	make certain repairs, renovations or other changes or improvements to properties; and

•	sell or finance the property with secured debt.

The terms of our partnership require that certain acquisition opportunities be presented first to the joint venture, which limits our ability to acquire properties for our own account which could, in turn, limit our ability to grow. Our investment in this joint venture is also subject to the risks described above for jointly owned investments. As of December 31, 2008, this joint venture owned seven properties.

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

Our existing properties, as well as properties we may acquire, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990. Investigation of a property may reveal non-compliance with this Act. The requirements of this Act, or of other federal, state or local laws or regulations, also may change in the future and restrict further renovations of our properties with respect to access for disabled persons. Future compliance with this Act may require expensive changes to the properties.

The revenues generated by our tenants could be negatively affected by various federal, state and local laws to which they are subject.

We and our tenants are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, consumer protection laws and state and local fire, life-safety and similar requirements that affect the use of the properties. The leases typically require that each tenant comply with all laws and regulations. Failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties. Non-compliance of this sort could reduce our revenues from a tenant, could require us to pay penalties or fines relating to any non-compliance, and could adversely affect our ability to sell or lease a property.

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

Qualification as a REIT involves the application of highly technical and complex Code provisions and applicable income tax regulations that have been issued under the Code. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying rents and certain other income. Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our REIT taxable income. In addition, new legislation, new regulations, new administrative interpretations or new court decisions may significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

In these circumstances, we might have to borrow funds on terms we might otherwise find unfavorable and we may have to borrow funds even if our management believes the market conditions make borrowing financially unattractive. Alternatively, if we are unable to borrow funds at acceptable terms, we could choose to pay a portion of our distributions in shares instead of cash.

To maintain our status as a REIT, we limit the amount of shares any one shareholder can own.

The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, actually or constructively, by five or fewer individuals (as defined in the Code). To protect our REIT status, our declaration of trust prohibits any one shareholder from owning (actually or constructively) more than 9.8% in value of the outstanding common shares or of any class or series of outstanding preferred shares. The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 9.8% in value of the outstanding common shares and/or a class or series of preferred shares (or the acquisition of an interest in an entity that owns common shares or preferred shares) by an individual or entity could cause that individual or entity (or another) to own constructively more than 9.8% in value of the outstanding capital stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 9.8% ownership limit.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

As of December 31, 2008, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 84 predominantly retail real estate projects comprising approximately 18.1 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the

United States, as well as California. No single property accounted for over 10% of our 2008 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

Tenant Diversification

As of December 31, 2008, we had approximately 2,450 leases, with tenants ranging from sole proprietors to major national retailers. No one tenant or affiliated group of tenants accounted for more than 2.6% of our annualized base rent as of December 31, 2008. As a result of our tenant diversification, we believe our exposure to any one recent or future bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.

Geographic Diversification

Our 84 real estate projects are located in 13 states and the District of Columbia. The following table shows, by region and state within the region, the number of projects, the gross leasable area of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2008.

Region and State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
Maryland	17	3,708,000	20.5%
Virginia	15	3,602,000	19.9%
California	12	2,453,000	13.6%
Pennsylvania(1)	11	2,405,000	13.3%
New Jersey	4	1,385,000	7.6%
Massachusetts	7	1,378,000	7.6%
New York	5	1,109,000	6.1%
Illinois	4	757,000	4.2%
Connecticut (1)	2	308,000	1.7%
Florida	2	308,000	1.7%
Michigan	1	217,000	1.2%
District of Columbia	2	168,000	0.9%
Texas	1	168,000	0.9%
North Carolina	1	153,000	0.8%

Total all regions	84	18,119,000	100.0%

(1)	Additionally, we own two participating mortgages totaling approximately $28.3 million secured by multiple buildings in Manayunk, Pennsylvania, and one $5.5 million loan secured by a property in Norwalk, Connecticut.

Leases, Lease Terms and Lease Expirations

Our leases are classified as operating leases and typically are structured to require the monthly payment of minimum rents in advance, subject to periodic increases during the term of the lease, percentage rents based on the level of sales achieved by tenants, and reimbursement of a majority of on-site operating expenses and real estate taxes. These features in our leases generally reduce our exposure to higher costs and allow us to participate in improved tenant sales.

Commercial property leases generally range from 3 to 10 years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2008, represented approximately 3.7% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2008 for each of the 10 years beginning with 2009 and after 2018 in the aggregate, in both cases, assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2008.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2009	1,128,000	7%	25,533,000	7%
2010	1,587,000	9%	34,589,000	9%
2011	1,972,000	12%	46,300,000	13%
2012	2,109,000	12%	46,894,000	13%
2013	2,070,000	12%	47,803,000	13%
2014	1,862,000	11%	38,065,000	10%
2015	914,000	5%	19,900,000	5%
2016	800,000	5%	19,691,000	5%
2017	1,056,000	6%	24,066,000	7%
2018	941,000	6%	17,840,000	5%
Thereafter	2,565,000	15%	49,213,000	13%

Total	17,004,000	100%	$369,894,000	100%

Retail and Residential Properties

The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or controlled and are consolidated as of December 31, 2008. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
California
150 Post Street San Francisco, CA 94108	1965	1997	102,000	$39.72	98%	Brooks Brothers H & M
Colorado Blvd Pasadena, CA(6)	1922	1996-1998	68,000	$36.63	99%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA(3)	1980-2006	2005-2007	242,000	$19.40	92%	Save Mart Loehmann’s Rite Aid
Escondido Promenade Escondido, CA 92029(8)	1987	1996	222,000	$23.09	95%	Toys R Us TJ Maxx Cost Plus World Market
Fifth Avenue San Diego, CA	1888-1995	1996-1997	51,000	$26.64	100%	Urban Outfitters
Hermosa Avenue Hermosa Beach, CA	1922	1997	22,000	$32.49	100%
Hollywood Blvd Hollywood, CA(10)	1921-1991	1999	153,000	$21.30	85%	DSW L.A. Fitness
Kings Court Los Gatos, CA 95032(5)(6)	1960	1998	79,000	$25.83	99%	Lunardi’s Supermarket Longs Drug Store
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	95,000	$30.65	95%	Borders Books Gap Kids Banana Republic
Santana Row—Retail San Jose, CA 95128	2002	1997	563,000	$44.07	98%	Crate & Barrel Borders Books Container Store Best Buy CineArts Theatre
Santana Row—Residential San Jose, CA 95128	2003-2006	1997	295 units	N/A	93%
Third Street Promenade Santa Monica, CA	1888-2000	1996-2000	211,000	$58.70	99%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate San Jose, CA	1960-1966	2004	645,000	$13.31	96%	Safeway Target Burlington Coat Factory Barnes & Noble Ross
Connecticut
Bristol Bristol, CT 06010	1959	1995	272,000	$12.06	86%	Stop & Shop TJ Maxx
Greenwich Avenue Greenwich Avenue, CT	1993	1995	36,000	$53.00	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, D.C 20015	1998	2001	119,000	$33.15	66%	Maggiano’s Borders Books
Sam’s Park & Shop Washington, DC 20008	1930	1995	49,000	$35.90	94%	Petco

Retail and Residential Properties—continued

	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Florida
Courtyard Shops Wellington, FL 33414	1990, 1998	2008	130,000	$18.48	92%	Publix
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008	178,000	$18.41	89%	Winn Dixie CVS
Illinois
Crossroads Highland Park, IL 60035	1959	1993	173,000	$19.24	71%	Golfsmith Guitar Center
Finley Square Downers Grove, IL 60515	1974	1995	315,000	$10.05	98%	Bed, Bath & Beyond Petsmart Buy Buy Baby
Garden Market Western Springs, IL 60558	1958	1994	140,000	$12.64	100%	Dominick’s Walgreens
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	$13.59	92%	Dominick’s
Maryland
Bethesda Row Bethesda, MD 20814(7)	1945-1991 2001	1993-2006 2008	521,000	$41.13	95%	Barnes & Noble Giant Food Landmark Theater
Bethesda Row Residential Bethesda, MD 20814(7)	2008	1993	180 units	N/A	94%
Congressional Plaza Rockville, MD 20852(4)	1965	1965	334,000	$29.78	95%	Buy Buy Baby Whole Foods Container Store
Congressional Plaza Residential Rockville, MD 20852(4)	2003	1965	146 units	N/A	97%
Courthouse Center Rockville, MD 20852	1970	1997	37,000	$19.12	77%
Federal Plaza Rockville, MD 20852	1970	1989	248,000	$29.15	96%	Micro Center Ross Dress For Less TJ Maxx
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	209,000	$22.35	93%	Bed, Bath & Beyond Borders Books Ross Dress For Less
Governor Plaza Glen Burnie, MD 21961	1963	1985	269,000	$15.10	100%	Office Depot Bally Total Fitness Aldi
Laurel Centre Laurel, MD 20707	1956	1986	386,000	$17.54	99%	Giant Food Marshalls
Mid-Pike Plaza Rockville, MD 20852	1963	1982/2007	308,000	$22.50	100%	Bally Total Fitness Toys R Us A.C. Moore Filene’s Basement
Perring Plaza Baltimore, MD 21134	1963	1985	402,000	$12.07	98%	Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Quince Orchard Gaithersburg, MD 20877(6)	1975	1993	248,000	$20.05	85%	Magruders Staples
Rockville Town Square Rockville, MD 20852	2006-2007	2006-2007	182,000	$32.09	99%	CVS Gold’s Gym

Retail and Residential Properties—continued

	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings	1960	1971	282 units	N/A	96%
THE AVENUE at White Marsh Baltimore, MD 21236(12)	1997	2007	298,000	$20.48	100%	AMC Loews Old Navy Barnes & Noble A.C. Moore
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	52,000	$36.26	100%
White Marsh Other Baltimore, MD 21236	1985	2007	49,000	$21.84	100%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$18.97	98%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	85,000	$69.19	100%	CVS Balducci’s
Massachusetts
Assembly Square Somerville, MA 02145	2005	2005-2008	332,000	$16.25	100%	Bed, Bath & Beyond Christmas Tree Shops Kmart Staples TJ Maxx A.C. Moore Sports Authority
Chelsea Commons Chelsea, MA 02150	1962-1969	2006-2008	222,000	$10.16	91%	Sav-A-Lot Home Depot
Dedham Dedham, MA 02026	1959	1993	242,000	$14.69	89%	Star Market
Linden Square Wellesley, MA 02481	1960	2006	214,000	$41.34	83%	Roche Brothers Supermarket CVS Fitness Club for Women Wellesley Volkswagen, Buick
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$13.80	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$15.03	100%	TJ Maxx Hannaford
Saugus Plaza Saugus, MA 01906	1976	1996	171,000	$10.53	94%	Kmart Super Stop & Shop
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$11.28	99%	Bed, Bath & Beyond Best Buy Kroger DSW
North Carolina
Eastgate Chapel Hill, NC 27514	1963	1986	153,000	$19.59	97%	Stein Mart
New Jersey
Brick Plaza Brick Township, NJ 08723(6)	1958	1989	409,000	$15.11	100%	A&P Supermarket Barnes & Noble AMC Loews Sports Authority

Retail and Residential Properties—continued

	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Ellisburg Circle Cherry Hill, NJ 08034	1959	1992	268,000	$14.51	99%	Genuardi’s Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(3)	1975	2003	501,000	$19.80	99%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite
Troy Parsippany-Troy, NJ 07054	1966	1980	207,000	$17.13	86%	Pathmark
New York
Forest Hills Forest Hills, NY	1937-1987	1997	46,000	$24.49	100%	Midway Theatre
Fresh Meadows Queens, NY 11365	1949	1997	403,000	$24.41	99%	AMC Loews Filene’s Basement Kohl’s Island of Gold
Hauppauge Hauppauge, NY 11788	1963	1998	133,000	$24.05	98%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007	279,000	$19.06	100%	Barnes & Noble Bed, Bath & Beyond Buy Buy Baby Toys R Us
Melville Mall Huntington, NY 11747(9)	1974	2006	248,000	$16.45	100%	Waldbaum’s Marshalls Kohl’s
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	267,000	$13.58	94%	Acme Markets Kohl’s Staples L.A. Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	280,000	$17.01	100%	Acme Markets Lord & Taylor L.A. Fitness
Feasterville Feasterville, PA 19047	1958	1980	111,000	$13.71	89%	Genuardi’s OfficeMax
Flourtown Flourtown, PA 19031	1957	1980	191,000	$20.69	87%	Genuardi’s
Lancaster Lancaster, PA 17601(3)	1958	1980	107,000	$15.24	94%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	216,000	$14.14	97%	Marshalls Redner’s Warehouse Market
Lawrence Park Broomall, PA 19008	1972	1980	353,000	$17.83	100%	Acme Markets TJ Maxx CHI Home Goods
Northeast Philadelphia, PA 19114	1959	1983	285,000	$10.62	92%	Burlington Coat Factory Marshalls
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$9.86	87%	Giant Food Rite Aid
Willow Grove Willow Grove, PA 19090	1953	1984	216,000	$19.21	99%	Barnes & Noble Marshalls Toys R Us
Wynnewood Wynnewood, PA 19096	1948	1996	255,000	$23.88	97%	Bed, Bath & Beyond Borders Books Genuardi’s Old Navy

Retail and Residential Properties—continued

	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Texas
Houston Street San Antonio, TX	1890-1935	1998	168,000	$19.68	76%	Hotel Valencia
Virginia
Barracks Road Charlottesville, VA 22905	1958	1985	488,000	$20.17	94%	Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy
Falls Plaza/Falls Plaza—East Falls Church, VA 22046	1960-1962	1967-1972	143,000	$26.74	99%	Giant Food CVS Staples
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$42.80	100%	Whole Foods
Leesburg Plaza Leesburg, VA 20176(5)	1967	1998	236,000	$21.33	99%	Giant Food Pier 1 Imports Office Depot Petsmart
Loehmann’s Plaza Fairfax, VA 22042	1971	1983	268,000	$25.96	97%	Bally Total Fitness Giant Food Loehmann’s Dress Shop
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(5)(6)	1966-1974	2003-2006	565,000	$15.07	95%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels Home Depot TJ Maxx Gold’s Gym
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$27.31	99%	Whole Foods
Pan Am Fairfax, VA 22031	1979	1993	227,000	$17.76	100%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202(6)	2001-2002	1998	296,000	$33.44	99%	Harris Teeter Bed, Bath & Beyond Cost Plus World Market Bally Total Fitness DSW
Pike 7 Plaza Vienna, VA 22180(5)	1968	1997	164,000	$31.13	100%	DSW Staples TJ Maxx
Shoppers’ World Charlottesville, VA 23230	1975-2001	2007	169,000	$11.43	97%	Whole Foods Staples
Shops at Willow Lawn Richmond, VA 23230	1957	1983	476,000	$16.09	87%	Kroger Old Navy Ross Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$25.43	69%	Talbots
Tyson’s Station Falls Church, VA 22043	1954	1978	49,000	$37.89	98%	Trader Joes
Village at Shirlington Arlington, VA 22206(11)	1940	1995	244,000	$30.59	98%	AMC Loews Carlyle Grand Café Harris Teeter

Total All Regions—Retail			18,119,000		95%
Total All Regions—Residential			903 units		95%

(1)	Represents the physical square footage of the commercial portion of the property, which may differ from the gross leasable square footage used to express percentage leased. Some of our properties include office space which is included in this square footage but is not material in total.
(2)	Retail percentage leased is expressed as a percentage of rentable commercial square feet occupied or subject to a lease under which rent is currently payable and includes square feet covered by leases for stores not yet opened. Residential percentage leased is expressed as a percentage of units occupied or subject to a lease.
(3)	We have a leasehold interest in this property.
(4)	We own a 64.1% membership interest in this property.
(5)	We own this property in a “downREIT” structure.
(6)	All or a portion of this property is owned pursuant to a ground lease.
(7)	This property contains nine buildings; six are owned 100% by us, one is subject to a leasehold interest, and two are subject to a ground lease.
(8)	We own the controlling interest in this center.
(9)	The Trust controls Melville Mall through a 20 year master lease and secondary financing to the owner. The master lease includes a purchase option in 2021 for $5.0 million plus the assumption of the owner’s $25.8 million first mortgage. Because the Trust controls this property and retains substantially all of the economic benefit and risk associated with it, we consolidate this property and its operations.
(10)	We own a 90% general partnership interest in these buildings.
(11)	A portion of this property is subject to a capital lease obligation.
(12)	50% of the ownership of this property is in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.

ITEM 3.    LEGAL PROCEEDINGS

In May 2003, First National Mortgage Company filed a complaint against us in the United States District Court for the Northern District of California. The complaint alleged that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave First National Mortgage Company the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008; however, the judge has not yet issued a ruling. Reports from our experts and the plaintiff’s experts show potential damages ranging from $600,000 to $24 million. Pending the judge’s ruling, we cannot make a reasonable estimate of potential damages. We will evaluate whether to appeal the jury verdict after the judge issues his ruling on damages taking into account a variety of factors including the amount of damages awarded. If we choose not to appeal or we appeal and are not successful in overturning the jury verdict, we will be liable for damages. Depending on the amount of damages awarded, it is possible, there could be a material adverse impact on our net income in the period in which it becomes both probable that we will have to pay the damages and such damages can be reasonably estimated. In any event, management does not believe this matter will have a material impact on our financial position.

We are also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we and our management agent acted improperly by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only was concluded in April 2007, and in May 2008, a judgment was entered that ruled in our favor on certain legal issues and against us on other legal issues. In December 2008, we reached a settlement with the plaintiff of those matters where the court ruled against us and determined that we are liable. The total settlement was $2.3 million of which we paid $1.15 million and the third party management agent paid $1.15 million. We are currently in the process of settling the amount of the portion of the plaintiff’s legal fees which we are required to pay; we expect the amount to be approximately $1.0 million of which we will pay 50% and the third party management agent will pay 50%. Our share of the total estimated settlement of $1.6 million is included in “general and administrative expense” in the statement of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange under the symbol “FRT.” Listed below are the high and low closing prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

	Price Per Share		Dividends Declared Per Share
	High	Low
2008
Fourth quarter	$84.96	$43.46	$0.650
Third quarter	$95.00	$61.87	$0.650
Second quarter	$85.00	$68.25	$0.610
First quarter	$83.41	$61.60	$0.610
2007
Fourth quarter	$95.19	$78.58	$0.610
Third quarter	$88.92	$73.82	$0.610
Second quarter	$92.59	$75.27	$0.575
First quarter	$97.12	$81.93	$0.575

On February 24, 2009, there were 4,115 holders of record of our common shares.

Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our REIT taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of REIT taxable income.

Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 41 consecutive years.

Our total annual dividends paid per common share for 2008 and 2007 were $2.480 per share and $2.335 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2009 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Code Sec. 857(b)(3) to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are taxable to the shareholder as long-term capital gains.

The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2008	2007
Ordinary dividend	$2.455	$2.174
Ordinary dividend eligible for 15% tax rate	0.025	0.044
Capital gain	—	0.117

	$2.480	$2.335

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

Recent Sales of Unregistered Shares

Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2008, 3,000 operating partnership units were redeemed for cash. All other equity securities sold by us during 2008 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No equity securities were purchased by us during 2008. However, 13,961 common shares were placed into treasury as a result of restricted shares forfeited by former employees.

ITEM 6.    SELECTED FINANCIAL DATA

The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended 2004 through 2007 has been reclassified to conform to the presentation for the year ended 2008.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$501,964	$465,728	$414,261	$375,655	$350,837
Property operating income(1)	$355,093	$336,862	$301,513	$273,398	$245,022
Income from continuing operations	$115,338	$94,009	$89,952	$83,058	$63,566
Gain on sale of real estate	$12,572	$94,768	$23,956	$30,748	$14,052
Net income	$129,787	$195,537	$118,712	$114,612	$84,156
Net income available for common shareholders	$129,246	$195,095	$103,514	$103,137	$72,681
Net cash provided by operating activities(2)	$228,285	$214,209	$186,654	$174,941	$174,148
Net cash used in investing activities(2)	$(207,567)	$(151,439)	$(317,429)	$(152,730)	$(157,611)
Net cash (used in) provided by financing activities(2)	$(56,186)	$(23,574)	$133,631	$(44,047)	$(21,030)
Dividends declared on common shares	$148,444	$135,102	$133,066	$124,928	$101,969
Weighted average number of common shares outstanding:
Basic	58,665	56,108	53,469	52,533	51,008
Diluted	58,914	56,543	53,962	53,050	51,547
Earnings per common share, basic:
Continuing operations	$1.96	$1.67	$1.40	$1.36	$1.02
Discontinued operations	0.24	1.81	0.40	0.60	0.40
Gain on sale of real estate	—	—	0.14	—	—

Total	$2.20	$3.48	$1.94	$1.96	$1.42

Earnings per common share, diluted:
Continuing operations	$1.95	$1.65	$1.39	$1.35	$1.01
Discontinued operations	0.24	1.80	0.39	0.59	0.40
Gain on sale of real estate	—	—	0.14	—	—

Total	$2.19	$3.45	$1.92	$1.94	$1.41

Dividends declared per common share(3)	$2.52	$2.37	$2.46	$2.37	$1.99

Other Data:
Funds from operations available to common shareholders(4)(5)(6)	$229,176	$206,762	$177,113	$163,544	$148,671
EBITDA(7)	$339,099	$417,560	$316,783	$292,465	$258,143
Adjusted EBITDA(7)	$326,527	$322,792	$292,827	$261,717	$244,091
Ratio of EBITDA to combined fixed charges and preferred share dividends(7)(8)	3.2x	3.3x	2.6x	2.7x	2.5x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(7)(8)	3.1x	2.5x	2.4x	2.4x	2.4x

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Balance Sheet Data:
Real estate, at cost	$3,673,685	$3,452,847	$3,204,258	$2,829,321	$2,666,276
Total assets	$3,092,776	$2,989,297	$2,688,606	$2,350,852	$2,266,896
Mortgages payable and capital lease obligations	$452,810	$450,084	$460,398	$419,713	$410,885
Notes payable	$336,391	$210,820	$109,024	$316,755	$325,051
Senior notes and debentures	$956,584	$977,556	$1,127,508	$653,675	$568,121
Preferred stock	$9,997	$9,997	$—	$135,000	$135,000
Shareholders’ equity	$1,114,602	$1,114,632	$784,078	$774,847	$790,534
Number of common shares outstanding	58,986	58,646	55,321	52,891	52,137

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure.
(2)	Determined in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 95, Statement of Cash Flows.
(3)	The 2006 and 2005 dividends declared per common share each include a special dividend of $0.20 resulting from the sales of condominiums at Santana Row.
(4)	Funds from Operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performances. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with the U.S. GAAP, plus depreciation and amortization of real estate assets and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	2008	2007	2006	2005	2004
	(In thousands)
Net income	$129,787	$195,537	$118,712	$114,612	$84,156
Gain on sale of real estate	(12,572)	(94,768)	(23,956)	(30,748)	(14,052)
Depreciation and amortization of real estate assets	101,450	95,565	88,649	82,752	81,649
Amortization of initial direct costs of leases	8,771	8,473	7,390	6,972	7,151
Depreciation of joint venture real estate assets	1,331	1,241	768	630	187

Funds from operations	228,767	206,048	191,563	174,218	159,091
Dividends on preferred stock	(541)	(442)	(10,423)	(11,475)	(11,475)
Income attributable to operating partnership units	950	1,156	748	801	1,055
Preferred stock redemption costs	—	—	(4,775)	—	—

Funds from operations available for common shareholders	$229,176	$206,762	$177,113	$163,544	$148,671

(5)	Includes a charge of $1.6 million in 2008 related to the settlement of a litigation matter relating to a shopping center in New Jersey. The matter is further discussed in Note 8 of the financial statements.
(6)	Includes $3.1 million of insurance recoveries in 2004 attributable to rental income lost at Santana Row as a result of the August 2002 fire. Insurance recoveries received in 2005 were insignificant.
(7)	The SEC has stated that EBITDA is a non-GAAP measure as calculated in the table below. Adjusted EBITDA is a non-GAAP measure that means net income or loss plus net interest expense, income taxes, depreciation and amortization, gain or loss on sale of real estate and impairments of real estate if any. Adjusted EBITDA is presented because we believe that it provides useful information to investors regarding our ability to service debt and because it approximates a key covenant in material notes. Adjusted EBITDA should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.

The reconciliation of Adjusted EBITDA to net income for the periods presented is as follows:

	2008	2007	2006	2005	2004
	(In thousands)
Net income	$129,787	$195,537	$118,712	$114,612	$84,156
Depreciation and amortization	111,068	105,966	97,879	91,503	90,438
Interest expense	99,163	117,394	102,808	88,566	85,058
Other interest income	(919)	(1,337)	(2,616)	(2,216)	(1,509)

EBITDA	339,099	417,560	316,783	292,465	258,143
Gain on sale of real estate	(12,572)	(94,768)	(23,956)	(30,748)	(14,052)

Adjusted EBITDA	$326,527	$322,792	$292,827	$261,717	$244,091

(8)	Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount and expense and the portion of rent expense representing an interest factor. Preferred share dividends consist of dividends paid on preferred shares and preferred stock redemption costs. Our Series B preferred shares were redeemed in full in November 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

We are an equity real estate investment trust specializing in the ownership, management, development and redevelopment of high quality retail and mixed-use properties. As of December 31, 2008, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 84 predominantly retail real estate projects comprising approximately 18.1 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. In total, the real estate projects were 95.0% leased and 94.3% occupied at December 31, 2008. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2008. In total, the joint venture properties in which we own an interest were 97.4% leased and occupied at December 31, 2008. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 41 consecutive years.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, which we refer to as GAAP, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” of this report. Management considers an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated results of operations or financial condition.

The most significant accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Revenue Recognition and Accounts Receivable

Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue or income. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a certain portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2008 and 2007, accounts receivable include approximately $37.2 million and $32.0 million, respectively, related to straight-line rents. These estimates have a direct impact on our net income.

At December 31, 2008 and 2007, our allowance for doubtful accounts was $11.8 million and $7.0 million, respectively. Historically, we have recognized bad debt expense between 0.4% and 1.4% of rental income and it was 1.2% in 2008. An increase in our bad debt expense would decrease our net income. For example, if we had experienced an increase in bad debt of 0.5% of rental income in 2008, our net income would have been reduced by approximately $2.5 million.

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

Land, buildings and real estate under development are recorded at cost. We compute depreciation using the straight-line method with useful lives ranging generally from 35 years to a maximum of 50 years on buildings and major improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements, which improve or extend the life of the asset, are capitalized and depreciated over the life of the lease or the estimated useful life of the improvements, whichever is shorter. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 20 years. Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including applicable salaries and the related direct costs, are capitalized. The capitalized costs associated with developments and redevelopments are depreciated over the life of the improvement. Capitalized costs associated with leases are depreciated or amortized over the base term of the lease. Unamortized leasing costs are charged to operating expense if the applicable tenant vacates before the expiration of its lease. Undepreciated tenant work is charged to operations if the applicable tenant vacates and the tenant work is replaced or has no future value.

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

Real Estate Acquisitions

Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets and liabilities (consisting of above-market and below-market leases, in-place leases and tenant relationships), and assumed debt in accordance with

SFAS No. 141, “Business Combinations.” Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires the presentation of discontinued operations to include components of an entity comprising operations and cash flows that can be distinguished operationally and for financial reporting purposes from the rest of the entity. As a result, the sale of a property, or the classification of a property as held for sale, typically requires us to reclassify the revenues and expenses associated with the property from continuing operations to “discontinued operations” for all periods presented.

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

Self-Insurance

We are self-insured for general liability costs up to predetermined retained amounts per claim, and we believe that we maintain adequate accruals to cover our retained liability. We currently do not maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuarial analysis and future increases in costs of claims, when making these determinations. If our liability costs differ from these accruals, it will increase or decrease our net income.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments under SFAS No. 123(R). We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008; the adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with the FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, we are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

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

On December 4, 2007, the FASB issued Statement No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141 (R) broadens and clarifies the definition of a business which will result in significantly more of our acquisitions being treated as business combinations rather than asset acquisitions. FAS 141 (R) is effective for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted and therefore, this will only impact prospective acquisitions with no change to the accounting for acquisitions completed prior to or on December 31, 2008. The new standard requires us to expense as incurred all acquisition related transaction costs which could include broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees; for acquisitions prior to January 1, 2009, these costs were capitalized as part of the acquisition cost. The impact to our financial statements will vary significantly depending on the number of acquisitions, size of the acquisitions, and location of the acquisitions. Based on acquisitions in the last three years, transaction costs for single asset acquisitions typically ranged from $0.1 million to $1.0 million with significantly higher transaction costs for an acquisition of a larger portfolio. The new standard includes several other changes to the accounting for business combinations including requiring contingent consideration to be measured at fair value at acquisition and subsequently remeasured through the income statement if accounted for as a liability as the fair value changes, any adjustments during the purchase price allocation period to be “pushed back” to the acquisition date with prior periods being adjusted for any changes, and the business combination to be accounted for on the acquisition date or the date control is obtained. During 2008, we expensed all acquisition related costs for acquisitions which did not close prior to December 31, 2008.

On December 4, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51” (“SFAS No. 160”). The new standard significantly changes the accounting and reporting of minority interests in the consolidated financial statements. The new standard requires a non-controlling interest, which is currently referred to as a minority interest, to be recognized as a component of equity rather than included in the mezzanine section of the balance sheet where it is currently presented. The terminology “minority interest” is changed to “noncontrolling interest”. The “minority interest” caption on the statement of operations will be reflected as “net income attributable to the noncontrolling interests” and shown after consolidated net income and will be an adjustment to reconcile to net income. This is a presentation only change for minority interest on both the balance sheet and statement of operations and will have no impact to net income, total liabilities and equity, and earnings per share. The statement also requires the recognition of 100% of the fair values of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest with subsequent acquisitions of the non-controlling interest recorded as equity transactions. SFAS No. 160 is effective January 1, 2009 and is to be applied prospectively except for the presentation changes to the balance sheet and income statement which will be applied retrospectively in the 2009 financial statements. Effective January 1, 2009, we will reclassify $32.4 million from the mezzanine section of the balance sheet to shareholders’ equity. The additional impact on the financial statements will vary depending on the level of transactions with entities involving non-controlling interests.

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

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to receive dividends (whether paid or unpaid) are participating securities, and should be included in computation of EPS pursuant to the two-class method. As part of our stock based compensation program, we issue restricted shares which vest over a three to six year period; these shares have non-forfeitable rights to dividends immediately after issuance. We currently exclude the unvested shares from the basic EPS calculation and include them using the treasury stock method in diluted earnings per share. We expect the adoption of FSP EITF No. 03-6-1 to result in a minimal decrease to our basic and diluted earnings per share calculations for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and will require retrospective application to all prior period EPS data presented in the financial statements; early adoption is not permitted.

In November 2008, the EITF issued Issue 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarified the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 clarified that equity method investments should initially be measured at cost, the issuance of shares by the investee would result in a gain or loss on issuance of shares reflected in the income statement of the equity investor, and that a loss in value of an equity investment which is other than a temporary decline should be recognized in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”. The consensus is effective on a prospective basis beginning on January 1, 2009; we do not expect EITF 08-6 to have a material impact on our financial position, results of operations, or cash flows.

Property Acquisitions and Dispositions

A summary of our significant acquisitions in 2008 and 2007 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
Year ended December 31, 2008
May 30	Del Mar Village	Boca Raton, FL	154,000	$41.7	(1)
July 11	7015 & 7045 Beracasa Way	Boca Raton, FL	24,000	6.7	(2)
July 16	Chelsea Commons Phase II	Chelsea, MA	26,000	8.0	(3)
September 4	Courtyard Shops	Wellington, FL	127,000	37.9	(4)
September 25 and 30	Bethesda Row	Bethesda, MD	N/A	38.8	(5)

		Total	331,000	$133.1

Year ended December 31, 2007
February 28	Crow Canyon Crest	San Ramon, CA	17,000	$10.9
March 8	The White Marsh Portfolio:(6)	White Marsh, MD		189.4
	THE AVENUE at White Marsh		296,000
	The Shoppes at Nottingham Square		186,000
	White Marsh Plaza		79,000
	White Marsh Other		53,000
May 30	Shoppers’ World	Charlottesville, VA	169,000	27.2
October 26	Mid-Pike Plaza	Rockville, MD	—	45.2	(7)
October 26	Huntington Shopping Center	Huntington, NY	—	37.7	(7)

		Total	800,000	$310.4

(1)	Approximately $1.7 million and $7.4 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(2)	Approximately $0.2 million of the net assets acquired were allocated to other assets for “above market leases”. The two buildings acquired are adjacent to our Del Mar Village shopping center.
(3)	Approximately $0.2 million and $0.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively. This property includes four pad sites that are adjacent to our Chelsea Commons property.
(4)	Approximately $0.6 million and $1.0 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(5)	On September 25 and 30, 2008, we completed exchange transactions whereby we sold our fee interest in four land parcels that were subject to long-term ground leases with tenants and acquired the fee interest in two land parcels under our Bethesda Row property. Prior to the transactions, the land parcels at Bethesda Row were encumbered by capital lease obligations which were extinguished as part of the transactions. The transactions were completed as 1031 tax deferred exchange transactions and involved net cash paid to us of $23.2 million.
(6)	The White Marsh Portfolio was purchased using $11.5 million of cash plus a combination of common stock and convertible preferred stock, downREIT operating partnership units, and the assumption of mortgage loans through a merger with Nottingham Properties, Inc. The acquisition also included ground leases covering 50,000 square feet of office space and a hotel which are not included in gross leasable area.
(7)	On October 26, 2007, we completed an exchange transaction whereby we sold our leasehold interests in six New Jersey properties and acquired the fee interests in Mid-Pike Plaza and Huntington Shopping Center. Prior to the transaction, we held leasehold interests in all eight properties. The transaction was completed as a 1031 tax-deferred exchange and involved a cash payment of $17.2 million. All eight properties were previously encumbered by capital lease obligations which were extinguished as part of the transaction.

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

A summary of our significant dispositions in 2008 and 2007 is as follows:

Sale Date	Property	Location	Year Acquired or Built	Gross Leasable Area		Sales Price	Gain
				(In square feet)		(In millions)
Year ended December 31, 2008
September 25 and 30	Four Land Parcels:(1)					$38.8	$0.9
	The Shoppes at Nottingham Square	White Marsh, MD	2007	134,000
	White Marsh Other	White Marsh, MD	2007	N/A	(2)
	White Marsh Other	White Marsh, MD	2007	3,000
	North Dartmouth	North Dartmouth, MA	2006	135,000
December 29	Greenwich Avenue	Greenwich, CT	1995	7,000		7.2	5.2	(3)

		Total		279,000		$46.0	$6.1

Year ended December 31, 2007
April 5	Bath Shopping Center	Bath, ME	2006	101,000		$21.8	$0.6	(4)
June 20	Key Road Plaza	Keene, NH	2006	76,000		15.3	0.4	(5)
June 20	Riverside Plaza	Keene, NH	2006	218,000		25.9	0.5	(6)
October 11	Forest Hills	Forest Hills, NY	1997	39,500		33.2	19.1	(7)
October 26	New Jersey Leasehold Interests:					65.7	79.6	(8)
	Allwood Shopping Center	Clifton, NJ	1988	50,000
	Blue Star Shopping Center	Watchung, NJ	1988	410,000
	Brunswick Shopping Center	North Brunswick, NJ	1988	303,000
	Clifton Shopping Center	Clifton, NJ	1988	80,000
	Hamilton Shopping Center	Hamilton, NJ	1988	190,000
	Rutgers Shopping Center	Franklin, NJ	1988	267,000

		Total		1,734,500		$161.9	$100.2

(1)	On September 25 and 30, 2008, we completed exchange transactions whereby we sold our fee interest in four land parcels that were subject to long-term ground leases with tenants and acquired the fee interest in two land parcels under our Bethesda Row property. Three of the land parcels we sold were in White Marsh, MD, and one parcel was in North Dartmouth, MA. The transactions were completed as 1031 tax deferred exchange transactions and involved net cash paid to us of $23.2 million.
(2)	This land parcel was subject to a ground lease covering 50,000 square feet of office space not included in our gross leasable area.
(3)	We sold one of two retail buildings located in Greenwich, CT.
(4)	Gain of $0.6 million is net of $0.3 million in taxes.
(5)	Gain of $0.4 million is net of $0.1 million in taxes.
(6)	Gain of $0.5 million is net of $0.1 million in taxes.
(7)	We sold two of three retail buildings located in Forest Hills, NY.
(8)	On October 26, 2007, we completed an exchange transaction whereby we sold our leasehold interests in six New Jersey properties and acquired the fee interests in Mid-Pike Plaza and Huntington Shopping Center. The transaction was completed as a 1031 tax-deferred exchange and involved a cash payment of $17.2 million. All eight properties were previously encumbered by capital lease obligations which were extinguished as part of the transaction.

The proceeds from our dispositions were used to pay down our revolving credit facility and for general corporate purposes.

In 2005 and 2006, warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. In 2006 and 2007, we increased our warranty reserves by $2.5 million and $5.1 million, respectively, net of taxes, related to defective work done by third party contractors while upgrades were made to certain units being prepared for sale. During 2007 and 2008, we evaluated the potentially affected units, and as of December 31, 2008, have completed the inspections and repairs. The extent of the damages encountered in the units and the resulting costs to repair varied considerably amongst the units. As a result, we have adjusted the warranty reserve to reflect the actual costs incurred related to these issues which is approximately $2.4 million, net of $1.5 million of taxes. The change in the reserve of $5.2 million is included in “Discontinued operations—gain on sale of real estate” in 2008. These amounts do not reflect any amounts we may recover in the future from insurance or the contractors responsible for the defective work. Due to the inherent uncertainty related to the recovery from insurance or the contractor, we are unable to estimate an expected recovery; any recovery will be reflected in our financial statements once the amount is determinable, considered probable, and collectible.

Litigation Settlement

During the fourth quarter 2008, we entered into an agreement to settle a litigation matter relating to a shopping center in New Jersey where a former tenant alleged that we and our management agent acted improperly by failing to disclose a condemnation action at the property that was pending when the lease was signed. In June 2008, we entered into an agreement with the management agent that provided a framework for sharing litigation costs and payment of any damages to the plaintiff. The final settlement totaled $2.3 million of which we paid $1.15 million and the third party management agent paid $1.15 million. We are currently in the process of settling the amount of the portion of the plaintiff’s legal fees which we are required to pay; we expect the amount to be approximately $1.0 million of which we will pay 50% and the third party management agent will pay 50%. Our share of the total estimated settlement of $1.6 million is included in “general and administrative expense” in the statement of operations.

2008 Significant Debt and Equity Transactions

On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term loan through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value until the swaps ended on November 6, 2008.

On July 1, 2008, we repaid the $9.6 million mortgage loan on Leesburg Plaza which had an original maturity date of October 1, 2008. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

On July 15, 2008, we exercised a one-year extension for our $200 million term loan extending the maturity date to November 6, 2009.

On August 15, 2008, one of the holders redeemed $20.8 million of the outstanding $50.0 million balance of our 7.48% debentures. The notice period for additional redemptions has expired. These debentures were repaid with funds borrowed on our $300 million revolving credit facility.

In connection with the acquisition of Courtyard Shops and two land parcels at Bethesda Row, we assumed three mortgage notes as follows:

Property	Fair Value(1)	Maturity Date	Stated Annual Interest Rate
	(In millions)
Courtyard Shops	$8.1	July 1, 2012	6.87%
Bethesda Row	$20.0	January 1, 2013	5.37%
Bethesda Row	$4.4	February 1, 2013	5.05%

(1)	The aggregate face amount of the mortgage notes is $32.2 million. However, in accordance with GAAP, these mortgage notes were recorded at their aggregate fair value of $32.5 million.

On September 25 and 30, 2008, we acquired the fee interest in two land parcels under our Bethesda Row property. Prior to the transactions, we had capital lease obligations totaling $11.5 million on the two land parcels which were extinguished as part of the transactions.

On December 31, 2008, we repaid the $1.1 million mortgage loan on one of our properties in White Marsh, MD, on its maturity date. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property redevelopments, and

•	expansion of our portfolio through property acquisitions.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals. The infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2008, no single tenant accounted for more than 2.6% of annualized base rent.

We continue to see a positive impact from redevelopment of our shopping centers. In 2009 and 2010, we have redevelopment projects stabilizing with projected costs of approximately $73 million and $16 million, respectively. As redevelopment properties are completed, spaces that were out of service and newly created spaces begin generating revenue. In addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases at improved centers.

We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long term opportunities. Additionally, in 2008, we acquired two properties in South Florida and continue to evaluate further acquisitions in the South Florida market. Generally, our acquisitions do not initially contribute significantly to earnings growth; however, they provide long term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition.

The current downturn in the economy may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. We have seen tenants experiencing declining sales, vacating early, or filing for bankruptcy, as well as seeking rent relief from us as landlord. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. Further, our ability to re-lease vacant spaces may be negatively impacted by the current economic environment. While we believe the locations of our centers and diverse tenant base should decrease the negative impact of the economic environment, we are likely to see an increase in vacancy that could have a negative impact to our revenue. We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate the future impact.

We continue to maintain a strong balance sheet and a conservative capital structure. We seek to maintain a schedule of debt maturities such that the amount of debt maturing in any one year is manageable with respect to our overall borrowing capacity.

At December 31, 2008, the leasable square feet in our shopping centers was 94.3% occupied and 95.0% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

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

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

			Change
	2008	2007	Dollars	%
	(Dollar amounts in thousands)
Rental income	$501,964	$465,728	$36,236	7.8%
Other property income	14,013	12,834	1,179	9.2%
Mortgage interest income	4,548	4,560	(12)	-0.3%

Total property revenues	520,525	483,122	37,403	7.7%

Rental expenses	109,718	99,363	10,355	10.4%
Real estate taxes	55,714	46,897	8,817	18.8%

Total property expenses	165,432	146,260	19,172	13.1%

Property operating income	355,093	336,862	18,231	5.4%
Other interest income	916	921	(5)	-0.5%
Income from real estate partnership	1,612	1,395	217	15.6%
Interest expense	(99,163)	(111,365)	12,202	-11.0%
General and administrative expense	(26,732)	(26,581)	(151)	0.6%
Depreciation and amortization	(111,022)	(101,633)	(9,389)	9.2%

Total other, net	(234,389)	(237,263)	2,874	-1.2%

Income from continuing operations before minority interests	120,704	99,599	21,105	21.2%
Minority interests	(5,366)	(5,590)	224	-4.0%
Discontinued operations—income	1,877	6,760	(4,883)	-72.2%
Discontinued operations—gain on sale of real estate	12,572	94,768	(82,196)	-86.7%

Net income	$129,787	$195,537	$(65,750)	-33.6%

Property Revenues

Total property revenue increased $37.4 million, or 7.7%, to $520.5 million in 2008 compared to $483.1 million in 2007. The percentage occupied at our shopping centers decreased to 94.3% at December 31, 2008 compared to 95.4% at December 31, 2007. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $36.2 million, or 7.8%, to $502.0 million in 2008 compared to $465.7 million in 2007, due primarily to the following:

•	an increase of $14.2 million at same-center properties due to increased rental rates on new and renewal leases, increased cost reimbursements and increased percentage rent,

•	an increase of $12.8 million attributable to properties acquired in 2008 and 2007,

•

an increase of $11.0 million at redevelopment properties due primarily to increased rental rates on new leases including newly created retail and residential spaces generating revenue and increased cost reimbursements, partially offset by

•	a decrease of $1.7 million related to the demolition of an operating property in 2008 for use in future development.

Other Property Income

Other property income increased $1.2 million, or 9.2%, to $14.0 million in 2008 compared to $12.8 million in 2007. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. In 2008, the increase is primarily due to an increase in lease termination fees at redevelopment properties partially offset by a decrease in income from our restaurant joint ventures.

Property Expenses

Total property expenses increased $19.2 million, or 13.1%, to $165.4 million in 2008 compared to $146.3 million in 2007. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $10.4 million, or 10.4%, to $109.7 million in 2008 compared to $99.4 million in 2007. This increase is due primarily to the following:

•	an increase of $3.7 million in bad debt expense at same-center properties,

•	an increase of $2.9 million attributable to properties acquired in 2008 and 2007

•	an increase of $2.9 million in repairs and maintenance at same-center and redevelopment properties,

•	an increase of $1.0 million in utility expense at same-center and redevelopment properties,

•	an increase of $1.0 million in marketing expense at redevelopment properties primarily due to costs related to Arlington East (Bethesda Row) which opened during 2008,

partially offset by

•	a decrease of $1.4 million in insurance expense at same-center and redevelopment properties.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 21.3% in 2008 from 20.8% in 2007.

Real Estate Taxes

Real estate tax expense increased $8.8 million, or 18.8%, to $55.7 million in 2008 compared to $46.9 million in 2007. This increase is due primarily to an increase of $6.7 million related to higher assessments at same-center and redevelopment properties and $2.2 million related to properties acquired in 2008 and 2007.

Property Operating Income

Property operating income increased $18.2 million, or 5.4%, to $355.1 million in 2008 compared to $336.9 million in 2007. As discussed above, this increase is due primarily to the following:

•	growth in earnings at redevelopment properties,

•	earnings attributable to properties acquired in 2008 and 2007, and

•	growth in same-center earnings.

Other

Interest Expense

Interest expense decreased $12.2 million, or 11.0%, to $99.2 million in 2008 compared to $111.4 million in 2007. This decrease is primarily due to the following:

•	a decrease of $7.4 million due to a lower overall weighted average borrowing rate,

•	a decrease of $4.7 million due to the termination of the Mid-Pike and Huntington capital leases on October 26, 2007, as part of the acquisition of the fee interests in these properties,

•	a decrease of $2.7 million due to lower borrowings,

partially offset by

•	a decrease of $2.6 million in capitalized interest due primarily to substantial completion of our Arlington East (Bethesda Row) and Linden Square projects.

Gross interest costs were $104.5 million and $119.2 million in 2008 and 2007, respectively. Capitalized interest amounted to $5.3 million and $7.9 million in 2008 and 2007, respectively.

General and Administrative Expense

General and administrative expense increased $0.2 million, or 0.6%, to $26.7 million in 2008 from $26.6 million in 2007. This is due to a $1.6 million litigation settlement in 2008 related to a shopping center in New Jersey partially offset by lower personnel related costs.

Depreciation and Amortization

Depreciation and amortization expense increased $9.4 million, or 9.2%, to $111.0 million in 2008 from $101.6 million in 2007. This increase is due primarily to acquisitions, placing into service newly completed redevelopment projects, and capital improvements at same-center and redevelopment properties.

Discontinued Operations—Income

Income from discontinued operations represents the income of properties that have been disposed, or will be disposed, which is required to be reported separately from results of ongoing operations. The reported income of $1.9 million and $6.8 million in 2008 and 2007, respectively, represents the income for the period during which we owned properties sold in 2008 and 2007.

Discontinued Operations—Gain on Sale of Real Estate

The gain on sale of real estate from discontinued operations of $12.6 million for 2008 consists primarily of a $5.2 million gain on the sale of one property in Connecticut, a $5.2 million decrease in the warranty reserve for condominium units sold at Santana Row in 2005 and 2006, $1.1 million in accrued state tax refunds applied for in 2008 related to the initial sales of the condominium units at Santana Row, and a $0.9 million gain on the sale of four land parcels in Maryland and Massachusetts.

The gain on sale of real estate from discontinued operations of $94.8 million for 2007 is due to a $100.2 million gain primarily related to the sales of Bath Shopping Center, Key Road Plaza, Riverside Plaza, two properties in Forest Hills, and Allwood, Blue Star, Brunswick, Clifton, Hamilton and Rutgers Shopping Centers, partially offset by a $5.1 million increase in the reserve, net of taxes, for the reassessment of damages in 2007 of defective work completed when making upgrades to certain condominiums sold in 2005 and 2006 at Santana Row.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

			Change
	2007	2006	Dollars	%
	(Dollar amounts in thousands)
Rental income	$465,728	$414,261	$51,467	12.4%
Other property income	12,834	7,460	5,374	72.0%
Mortgage interest income	4,560	5,095	(535)	-10.5%

Total property revenues	483,122	426,816	56,306	13.2%

Rental expenses	99,363	84,164	15,199	18.1%
Real estate taxes	46,897	41,139	5,758	14.0%

Total property expenses	146,260	125,303	20,957	16.7%

Property operating income	336,862	301,513	35,349	11.7%
Other interest income	921	2,042	(1,121)	-54.9%
Income from real estate partnership	1,395	656	739	112.7%
Interest expense	(111,365)	(95,234)	(16,131)	16.9%
General and administrative expense	(26,581)	(21,921)	(4,660)	21.3%
Depreciation and amortization	(101,633)	(92,751)	(8,882)	9.6%

Total other, net	(237,263)	(207,208)	(30,055)	14.5%

Income from continuing operations before minority interests	99,599	94,305	5,294	5.6%
Minority interests	(5,590)	(4,353)	(1,237)	28.4%
Discontinued operations—income	6,760	4,804	1,956	40.7%
Discontinued operations—gain on sale of real estate	94,768	16,515	78,253	473.8%
Gain on sale of real estate	—	7,441	(7,441)	-100.0%

Net income	$195,537	$118,712	$76,825	64.7%

Property Revenues

Total property revenues increased $56.3 million, or 13.2%, to $483.1 million in 2007 compared to $426.8 million in 2006. The percentage occupied at our shopping centers remained unchanged at 95.4% at December 31, 2007 and 2006. Changes in the components of property revenue are discussed below.

Rental income

Rental income consists primarily of minimum rent, cost recoveries from tenants, and percentage rent. Rental income increased $51.5 million, or 12.4%, to $465.7 million in 2007 compared to $414.3 million in 2006. This increase is due primarily to the following:

•	an increase of $30.0 million attributable to the properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	an increase of $11.6 million at same-center properties due to increased rental rates on new leases and increased cost reimbursements,

•	an increase of $8.9 million at redevelopment properties due primarily to increased occupancy, increased rental rates on new leases and increased cost reimbursements,

•	an increase of $2.2 million at Santana Row residential due primarily to leasing of residential units,

partially offset by

•	a decrease of $0.8 million related to the sale of Greenlawn Plaza to our unconsolidated real estate partnership in June 2006.

Other Property Income

Other property income increased $5.4 million, or 72.0%, to $12.8 million in 2007 compared to $7.5 million in 2006. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. In 2007, the increase is primarily due to an increase in lease and other termination fees at our same-center properties, an increase in marketing income and an increase in management fee income.

Property Expenses

Total property operating expenses increased $21.0 million, or 16.7%, to $146.3 million in 2007 compared to $125.3 million in 2006. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $15.2 million, or 18.1%, to $99.4 million in 2007 compared to $84.2 million in 2006. This increase is primarily due to the following:

•	an increase of $5.7 million in expenses attributable to properties acquired in 2007 and 2006 and the completion of the power-center at Assembly Square Mall,

•	an increase of $4.6 million in repairs and maintenance expense at same-center and redevelopment properties due primarily to higher snow removal and maintenance costs,

•	an increase of $1.3 million in bad debt expense at same-center and redevelopment properties primarily due to amounts recovered in 2006 of receivables previously deemed uncollectible,

•	an increase of $1.1 million in utilities at same-center and redevelopment properties,

•	an increase of $0.8 million in insurance at same-center and redevelopment properties, and

•	an increase of $0.7 million at Santana Row residential.

As a result of these changes in rental expenses, rental income and other property income, rental expense as a percentage of rental income plus other property income increased to 20.8% in 2007 from 20.0% in 2006.

Real Estate Taxes

Real estate tax expense increased $5.8 million, or 14.0%, to $46.9 million in 2007 compared to $41.1 million in 2006. This increase is due primarily to increased taxes of $3.5 million related to properties acquired in 2007 and 2006 and Assembly Square Mall and $2.3 million related to higher assessments and at our same-center, redevelopment and Santana Row residential properties.

Property Operating Income

Property operating income increased $35.3 million, or 11.7%, to $336.9 million in 2007 compared to $301.5 million in 2006. As discussed above, this increase is due primarily to the following:

•	earnings attributable to properties acquired in 2007 and 2006 and the completion of the power-center as Assembly Square Mall,

•	growth in same-center earnings,

•	growth in earnings at redevelopment properties, and

•	growth in earnings at Santana Row residential.

Other

Interest Expense

Interest expense increased $16.1 million, or 16.9%, to $111.4 million in 2007 compared to $95.2 million in 2006. This increase is due primarily to the following:

•	an increase of $23.4 million due to higher borrowings to finance our acquisitions,

partially offset by

•	an increase of $3.8 million in capitalized interest,

•	a decrease of $1.8 million due to a lower overall weighted average borrowing rate, and

•	a decrease of $1.4 million due to the termination of the Mid-Pike and Huntington capital leases on October 26, 2007, as a part of the acquisition of the fee interests in these properties.

Gross interest costs were $119.2 million and $99.3 million in 2007 and 2006, respectively. Capitalized interest amounted to $7.9 million and $4.1 million in 2007 and 2006, respectively. Capitalized interest increased due primarily to redevelopment at Linden Square, which was acquired in 2006, and redevelopment at Arlington East (Bethesda Row).

General and Administrative Expense

General and administrative expenses increased by $4.7 million, or 21.3%, to $26.6 million in 2007 compared to $21.9 million in 2006. This is primarily due to an increase in personnel, primarily in our asset management department, and increased share-based and other compensation expense. Approximately $1.0 million of the increase is due to additional stock and other compensation expense related to the departure of Larry Finger, our former Chief Financial Officer, effective December 31, 2007.

Depreciation and Amortization

Depreciation and amortization expense increased $8.9 million, or 9.6%, to $101.6 million in 2007 compared to $92.8 million in 2006. This increase is due primarily to acquisitions and capital improvements at same-center and redevelopment properties.

Minority Interests

Income to minority partners increased $1.2 million, or 28.4%, to $5.6 million in 2007 from $4.4 million in 2006. This increase is due primarily to an increase in earnings at properties held in non-wholly owned partnerships and an increase in operating units issued to acquire the White Marsh portfolio in March 2007.

Discontinued Operations—Income

Income from discontinued operations represents the income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported income of $6.8 million and $4.8 million for 2007 and 2006, respectively, represents the income for the period during which we owned properties sold in 2008, 2007 and 2006.

Discontinued Operations—Gain on Sale of Real Estate

The gain on sale of real estate from discontinued operations of $94.8 million for the year ended December 31, 2007 is due to a $100.2 million gain primarily related to the sales of Bath Shopping Center, Key Road Plaza, Riverside Plaza, two properties in Forest Hills, and Allwood, Blue Star, Brunswick, Clifton, Hamilton and Rutgers Shopping Centers, partially offset by a $5.1 million increase in the reserve, net of taxes, for the reassessment of damages in 2007 of defective work completed when making upgrades to certain condominiums sold in 2005 and 2006 at Santana Row. The gain on sale of real estate from discontinued operations of $16.5 million for the year ended December 31, 2006, was due to the sale of condominiums at Santana Row.

Gain on Sale of Real Estate

The gain on sale of real estate includes properties in which we maintained continuing involvement through our unconsolidated real estate partnership. No properties in which we maintained continuing involvement were sold in 2007. One property, Greenlawn Plaza, was sold in 2006 to our unconsolidated real estate partnership, which resulted in a $7.4 million gain.

Segment Results

The following table provides selected key segment data by geographic region for 2008, 2007 and 2006. While we believe we have only one reportable segment as defined by SFAS No. 131, we have provided additional information by geographic region as presented below. The results of properties classified as discontinued operations have been excluded from rental income, total revenue, and property operating income in the following table.

	2008	2007	2006
	(Dollars and square feet in thousands)
East
Rental income	$389,569	$360,928	$317,458
Total revenue	$404,440	$373,087	$325,209
Property operating income(1)	$281,479	$265,291	$236,326
Property operating income as a percent of total revenue	69.6%	71.1%	72.7%
Gross leasable square feet	15,498	15,568	16,195
West
Rental income	$112,395	$104,800	$96,803
Total revenue	$116,085	$110,035	$101,607
Property operating income(1)	$73,614	$71,571	$65,187
Property operating income as a percent of total revenue	63.4%	65.0%	64.2%
Gross leasable square feet	2,621	2,627	2,605

(1)	Property operating income consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of our regional operations, and we consider it to be a significant measure.

East

Rental income for the East region increased $28.6 million, or 7.9%, to $389.6 million in 2008 compared to $360.9 million in 2007 due primarily to the following:

•	an increase of $12.6 million attributable to properties acquired in 2008 and 2007,

•

an increase of $10.5 million at redevelopment properties due primarily to increased rental rates on new leases including newly created retail and residential spaces generating revenue and increased cost reimbursements,

•	an increase of $7.2 million at same-center properties due to increased rental rates on new and renewal leases and increased cost reimbursements,

partially offset by

•	a decrease of $1.7 million related to the demolition of an operating property in 2008 for use in future development.

Property operating income for the East region increased $16.2 million in 2008 due primarily to the increase in rental income discussed above and an increase in lease termination fees. These increases in income were partially offset by an $8.2 million increase in rental expense, and a $6.9 million increase in real estate taxes due primarily to the acquisition of properties and higher assessments on our same-center and redevelopment properties. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 69.6% in 2008 from 71.1% in 2007.

Rental income for the East region increased $43.5 million, or 13.7%, to $360.9 million in 2007 compared to $317.5 million in 2006 due primarily to the following:

•	an increase of $29.3 million attributable to properties acquired in 2007 and 2006, and the completion of the power-center at Assembly Square Mall,

•	an increase of $9.0 million at same-center properties due to increased rental rates on new leases and increased cost reimbursements,

•	an increase of $6.4 million at redevelopment properties,

partially offset by

•	a decrease of $0.8 million related to the sale of Greenlawn Plaza to our unconsolidated real estate partnership in June 2006.

Property operating income for the East region increased $29.0 million in 2007 due primarily to the increase in rental income discussed above and an increase in lease and other termination fees. These increases in income were partially offset by a $13.7 million increase in rental expense primarily due to the acquisition of properties, increased snow removal costs, repairs and maintenance costs, insurance costs and additional legal costs and a $5.2 million increase in real estate taxes due primarily to the acquisition of properties and higher assessments at our same-center and redevelopment properties. As a result of these changes, the ratio of property operating income to total revenue for the East region decreased to 71.1% in 2007 from 72.7% in 2006.

The gross leasable area in the East region decreased 0.7 million square feet from 2006 to 2008 due primarily to the sale of six properties in New Jersey in October 2007 and the sale of four land parcels in September 2008, the results of which are included in discontinued operations. The decrease was partially offset by 2007 and 2008 acquisitions.

West

Rental income for the West region increased $7.6 million, or 7.2%, to $112.4 million in 2008 from $104.8 million in 2007 due primarily to the following:

•

an increase of $6.9 million at same-center properties due primarily to increased residential rental rates at Santana Row, increased rental rates on new and renewal retail leases, and increased percentage rent,

•	an increase of $0.5 million at redevelopment properties, and

•	an increase of $0.2 million attributable to a property acquired in 2007.

Property operating income for the West region increased $2.0 million in 2008 due primarily to the increase in rental income discussed above, partially offset by a $2.1 million increase in rental expense and $1.9 million real estate taxes. As a result of these changes, the ratio of property operating income to total revenue for the West region decreased to 63.4% in 2008 from 65.0% in 2007.

Rental income for the West region increased $8.0 million, or 8.3%, to $104.8 million in 2007 from $96.8 million in 2006 due primarily to the following:

•	an increase of $4.0 million at Santana Row due to leasing residential units throughout 2006, increased retail occupancy, and increased rental rates on new retail leases,

•	an increase of $2.5 million at a redevelopment project,

•	an increase of $0.8 million at same-center properties, and

•	an increase of $0.7 million attributable to the acquisition of a property in 2007.

Property operating income for the West region increased $6.4 million in 2007 due primarily to the increase in rental income discussed above, partially offset by a $2.0 million increase in rental expense and real estate taxes primarily at Santana Row and a $0.4 million decrease in mortgage interest income due to an amendment of our $17.7 million mortgage note receivable secured by the hotel at our Santana Row project, which was executed on August 14, 2006, and decreased the interest rate from 14% per annum to 9% per annum. The ratio of property operating income to total revenue for the West region increased to 65.0% in 2007 from 64.2% in 2006.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we generally generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our common and preferred shareholders in the form of dividends. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our REIT taxable income.

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

We intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. In the short and long term, we may seek to obtain funds through the issuance of additional equity, unsecured and/or secured debt financings, joint venture relationships relating to existing properties or new acquisitions, and property dispositions that are consistent with this conservative structure.

We have approximately $380 million of debt maturing in 2009, of which $200 million matures in November 2009 and $175 million matures in December 2009. While the maturities do not occur until the end of 2009, we have commenced negotiations under several different alternatives to refinance the debt including a new term loan and encumbering additional properties with mortgage financing. We have identified assets that can provide up to $350 million of secured financing proceeds. The current recession and dislocation in the capital markets, however, has resulted in less favorable interest rates for debt financings. Notwithstanding adverse market conditions, we currently believe that cash flows from operations, secured and unsecured refinancing opportunities, and our revolving credit facility will be sufficient to finance our operations and fund our capital expenditures. Alternatively, if we are unable to access the secured and unsecured debt markets at acceptable terms, we may choose to issue common equity to meet our capital needs or pay a portion of our distributions in shares instead of cash. As we expect to address the fourth quarter 2009 maturities several months in advance, we expect to incur additional interest expense due to higher interest rates on such debt and due to a temporary increase in our debt outstanding until we can use the proceeds to retire maturing debt.

Our overall capital requirements in 2009 will depend not only on refinancing of the debt maturities, but also upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of future phases of existing properties. During 2008, 2007, and 2006, we expended approximately $104.2 million, $111.6 million, and $95.7 million, respectively, for development and redevelopment capital expenditures and approximately $33.8 million, $25.8 million, and $24.0 million, respectively for other capital expenditures. While the amount of future expenditures will depend on numerous factors, we expect to incur similar levels of capital expenditures in 2009 which will be funded on a short-term basis with the revolving credit facility and on a long-term basis, with longer term debt or equity. Although there is no intent at this time, if market conditions continue to deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

In addition to the adverse conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred stock may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Cash and cash equivalents were $15.2 million and $50.7 million at December 31, 2008 and 2007, respectively, however, cash and cash equivalents are not a good indicator of our liquidity. We have a $300 million unsecured revolving credit facility that matures July 27, 2010, subject to a one-year extension at our option, of which $123.5 million was outstanding at December 31, 2008. During 2008, the maximum amount of borrowings outstanding under our revolving credit facility was $159.0 million and the weighted average amount of borrowings outstanding was $61.4 million. We expect to continue to utilize our credit facility to fund short-term operating needs, including funding capital expenditures. To date, lenders have funded all of our draw requests under our credit facility and we expect our lenders will continue to fund those draws.

Summary of Cash Flows for 2008 and 2007

	Year Ended December 31,
	2008	2007
	(In thousands)
Cash provided by operating activities	$228,285	$214,209
Cash used in investing activities	(207,567)	(151,439)
Cash used in financing activities	(56,186)	(23,574)

(Decrease) increase in cash and cash equivalents	(35,468)	39,196
Cash and cash equivalents, beginning of year	50,691	11,495

Cash and cash equivalents, end of year	$15,223	$50,691

Net cash provided by operating activities increased by $14.1 million to $228.3 million during the year ended December 31, 2008 from $214.2 million during the year ended December 31, 2007. The increase was primarily attributable to:

•	$25.0 million higher net income before gain on sale of real estate, depreciation and amortization, minority interest and other non-cash items,

partially offset by

•	$10.9 million decrease in cash provided for working capital due primarily to lower accounts payable and accrued expense balances and lower prepaid rent balances.

Net cash used in investing activities increased approximately $56.1 million to $207.6 million during the year ended December 31, 2008 from $151.4 million during the year ended December 31, 2007. The increase was due primarily to:

•	$39.1 million decrease in proceeds from the sale of real estate,

•	$30.1 million increase in acquisitions of real estate, and

•	$5.9 million increase in cash used for net issuance of mortgage and other notes receivables primarily related to the funding of a $5.5 million secured loan in 2008,

partially offset by

•	$20.4 million decrease in contributions to our unconsolidated real estate partnership due to two acquisitions by the real estate partnership in 2007 and no capital contributions in 2008.

Net cash used in financing activities increased approximately $32.6 million to $56.2 million during the year ended December 31, 2008 from $23.6 million during the year ended December 31, 2007. The increase was due primarily to:

•	$199.5 million in net proceeds from the issuance of our $200 million term loan in 2007 and no issuances of notes payable in 2008,

•	$159.3 million decrease in net proceeds from the issuance of common shares,

•	$15.0 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, and

•	$10.9 million increase in repayment of mortgages, capital leases and notes payable,

partially offset by

•	$221.5 million increase in net borrowings on our revolving credit facility, and

•	$129.2 million decrease in repayment of senior notes primarily due to the repayment of our $150 million 6.125% senior notes in November 2007.

Off-Balance Sheet Arrangements

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership, and Clarion owns 70%. As of December 31, 2008, the Partnership owned seven retail real estate projects. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. We account for our interest in the partnership using the equity method and our investment in the Partnership was $29.3 million and $29.6 million at December 31, 2008 and 2007, respectively. In total, at December 31, 2008, the Partnership had $81.4 million of mortgage notes outstanding.

Other than the joint venture described above and items disclosed in the Contractual Commitments Table below, we have no off-balance sheet arrangements as of December 31, 2008 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2008:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Current and long-term debt	$1,680,310	$387,542	$252,834	$384,879	$655,055
Capital lease obligations	182,011	5,590	11,180	11,201	154,040
Operating leases	200,977	3,122	6,298	6,120	185,437
Real estate commitments	96,592	—	7,136	—	89,456
Development and redevelopment obligations	52,541	52,404	85	52	—
Contractual operating obligations	10,350	6,544	3,806	—	—

Total contractual cash obligations	$2,222,781	$455,202	$281,339	$402,252	$1,083,988

In addition to the amounts set forth in the table above, the following potential commitments exist:

(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2008, our estimated maximum liability upon exercise of the put option would range from approximately $42 million to $49 million.

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

(c) Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2008, a total of 373,260 operating units are outstanding.

(d) In addition to our contractual obligations, we have other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures including compensation agreements, non-recurring corporate expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Overall capital requirements will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of future phases of existing properties, including Santana Row and Assembly Square.

(e) At December 31, 2008, we had letters of credit outstanding of approximately $10.5 million which are collateral for existing indebtedness and other obligations of the Trust.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of December 31, 2008:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2008	Stated Interest Rate as of December 31, 2008	Maturity Date
	(Dollars in thousands)
Mortgage loans(1)
Secured fixed rate
Mercer Mall(2)	Acquired	$4,370	8.375%	April 1, 2009
Federal Plaza	36,500	33,128	6.750%	June 1, 2011
Tysons Station	7,000	6,070	7.400%	September 1, 2011
Courtyard Shops	Acquired	7,731	6.870%	July 1, 2012
Bethesda Row	Acquired	19,996	5.370%	January 1, 2013
Bethesda Row	Acquired	4,437	5.050%	February 1, 2013
White Marsh Plaza(3)	Acquired	10,122	6.040%	April 1, 2013
Crow Canyon	Acquired	21,214	5.400%	August 11, 2013
Melville Mall(4)	Acquired	24,456	5.250%	September 1, 2014
THE AVENUE at White Marsh	Acquired	60,016	5.460%	January 1, 2015
Barracks Road	44,300	41,368	7.950%	November 1, 2015
Hauppauge	16,700	15,595	7.950%	November 1, 2015
Lawrence Park	31,400	29,322	7.950%	November 1, 2015
Wildwood	27,600	25,773	7.950%	November 1, 2015
Wynnewood	32,000	29,882	7.950%	November 1, 2015
Brick Plaza	33,000	30,633	7.415%	November 1, 2015
Shoppers’ World	Acquired	5,865	5.910%	January 31, 2021
Mount Vernon(5)	13,250	11,640	5.660%	April 15, 2028
Chelsea	Acquired	8,101	5.360%	January 15, 2031

Subtotal		389,719
Net unamortized discount		(401)

Total mortgage loans		389,318

Notes payable
Unsecured fixed rate
Other	2,221	2,296	6.50%	April 1, 2012
Perring Plaza renovation	3,087	1,195	10.000%	January 31, 2013
Unsecured variable rate
Term loan(6)	200,000	200,000	LIBOR + 0.575%	November 6, 2009
Revolving credit facility(7)	300,000	123,500	LIBOR + 0.425%	July 27, 2010
Escondido (Municipal bonds)(8)	9,400	9,400	1.878%	October 1, 2016

Total notes payable		336,391

Senior notes and debentures
Unsecured fixed rate
8.75% notes(9)	175,000	175,000	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures(10)	50,000	29,200	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal		954,200
Net unamortized premium		2,384

Total senior notes and debentures		956,584

Capital lease obligations
Various		63,492	Various	Various through 2106

Total debt and capital lease obligations		$1,745,785

(1)	Mortgage loans do not include our 30% share ($24.4 million) of the $81.4 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.
(2)	On January 5, 2009, we repaid the $4.4 million mortgage with funds borrowed on our $300 million revolving credit facility.

(3)	The stated interest rate represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest-only loan of $4.35 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.
(4)	The Trust acquired control of Melville Mall through a 20-year master lease and secondary financing. Because the Trust controls this property and retains substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not a legal obligation of the Trust.
(5)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
(6)	In July 2008, we exercised our option extending the maturity date from November 6, 2008 to November 6, 2009. On February 21, 2008 we entered into two interest rate swap agreements to fix the variable portion of this debt through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined rate of 2.789%. The swap ended on November 6, 2008. The weighted average effective interest rate, before amortization of debt fees, was 3.56% for the year ended December 31, 2008.
(7)	The maximum amount drawn under the credit facility during 2008 was $159.0 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 3.0% for the year ended December 31, 2008. This credit facility matures on July 27, 2010, subject to a one-year extension at our option.
(8)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
(9)	On January 12, 2009 and February 5, 2009, we purchased and retired $5.0 million and $0.9 million, respectively, of the outstanding $175.0 million balance using funds borrowed on our $300 million revolving credit facility.
(10)	On August 15, 2008, one of the holders redeemed $20.8 million of the outstanding $50.0 million balance. The notice period for additional redemptions has expired.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2008, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.

The following is a summary of our debt maturities as of December 31, 2008:

	Secured	Capital Leases	Unsecured		Total
	(In thousands)
2009	$11,389	$1,220	$376,153		$388,762	(1)
2010	7,714	1,305	124,361	(2)	133,380
2011	45,039	1,399	75,720		122,158
2012	14,662	1,500	175,727		191,889
2013	59,460	1,609	135,030		196,099
Thereafter	251,455	56,459	403,600		711,514

	$389,719	$63,492	$1,290,591		$1,743,802	(3)

(1)	On January 2, 2009, we repaid the $4.4 million mortgage loan on Mercer Mall. On January 12, 2009 and February 5, 2009, we purchased and retired $5.0 million and $0.9 million, respectively, of the outstanding $175.0 million balance on our 8.75% notes. All repayments were made using funds borrowed on our $300 million revolving credit facility.
(2)	Our $300 million four-year revolving credit facility matures on July 27, 2010, subject to a one-year extension at our option. As of December 31, 2008, there is $123.5 million drawn under this credit facility.
(3)	Total debt maturities differs from the total reported on the consolidated balance sheet due to unamortized discounts and premiums as of December 31, 2008.

Interest Rate Hedging

We use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and do not enter into derivative instruments for speculative purposes. As of December 31, 2008, we had no outstanding hedging instruments.

Our cash flow hedges are recorded at fair value. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income, and the ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not have a significant impact on earnings in 2008, 2007 and 2006, and we do not anticipate it will have a significant effect in the future.

On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term loan through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value until the swaps ended on November 6, 2008.

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

An increase or decrease in FFO available for common shareholders does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis. However, we must generally distribute 90% of our REIT taxable income (including net capital gain) to remain qualified as a REIT. Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net income	$129,787	$195,537	$118,712
Gain on sale of real estate	(12,572)	(94,768)	(23,956)
Depreciation and amortization of real estate assets	101,450	95,565	88,649
Amortization of initial direct costs of leases	8,771	8,473	7,390
Depreciation of joint venture real estate assets	1,331	1,241	768

Funds from operations	228,767	206,048	191,563
Dividends on preferred stock	(541)	(442)	(10,423)
Income attributable to operating partnership units	950	1,156	748
Preferred stock redemption costs	—	—	(4,775)

Funds from operations available for common shareholders	$229,176	$206,762	$177,113

Weighted average number of common shares, diluted	59,292	56,999	54,351
Funds from operations available for common shareholders, per diluted share	$3.87	$3.63	$3.26

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

As of December 31, 2008, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2008 we had $1.4 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at December 31, 2008 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $47.0 million. If interest rates on our fixed-rate debt instruments at December 31, 2008 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $49.5 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2008, we had $332.9 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased by 1.0% our annual interest expense would increase by approximately $3.3 million, and our net income and cash flows for the year would decrease by approximately $3.3 million. Conversely, if interest rates decreased by 1.0%, our annual interest expense would decrease by approximately $3.3 million, and our net income and cash flows for the year would increase by approximately $3.3 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

Quarterly Assessment

We carried out an assessment as of December 31, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.

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

Internal Control over Financial Reporting

Establishing and maintaining internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, and effected by our employees, including management and our Board of Trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. This process includes policies and procedures that:

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

Scope of the Evaluations

The evaluation by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures and our internal control over financial reporting included a review of our procedures and procedures performed by internal audit, as well as discussions with our Disclosure Committee, independent public accountants and others in our organization, as appropriate. In conducting this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The evaluation of our disclosure controls and procedures and our internal control over financial reporting is done on a quarterly basis, so that the conclusions concerning the effectiveness of such controls can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Periodic Evaluation and Conclusion of Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of the end of our most recent fiscal year. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such internal control over financial reporting was effective as of the end of our most recent fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”).

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

(2) Financial Statement Schedules

Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-37.

(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 26th day of February, 2009.

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

Signature	Title	Date

/S/ DONALD C. WOOD Donald C. Wood	Chief Executive Officer, Trustee (Principal Executive Officer)	February 26, 2009

/S/ ANDREW P. BLOCHER Andrew P. Blocher	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2009

/S/ JOSEPH S. VASSALLUZZO Joseph S. Vassalluzzo	Non-Executive Chairman	February 26, 2009

/S/ JON E. BORTZ Jon Bortz	Trustee	February 26, 2009

/S/ DAVID W. FAEDER David W. Faeder	Trustee	February 26, 2009

/S/ KRISTIN GAMBLE Kristin Gamble	Trustee	February 26, 2009

/S/ GAIL P. STEINEL Gail P. Steinel	Trustee	February 26, 2009

/S/ WARREN M. THOMPSON Warren M. Thompson	Trustee	February 26, 2009

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

Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective, based on those criteria, as of December 31, 2008.

Grant Thornton LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders of Federal Realty Investment Trust

We have audited Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries’ (the Trust) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federal Realty Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Federal Realty Investment Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Federal Realty Investment Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Realty Investment Trust and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 25, 2009

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders of Federal Realty Investment Trust

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (the Trust) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1) and (2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 25, 2009

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)
ASSETS
Real estate, at cost
Operating	$3,567,035	$3,265,020
Construction-in-progress	106,650	147,925
Assets held for sale (discontinued operations)	—	39,902

	3,673,685	3,452,847
Less accumulated depreciation and amortization	(846,258)	(756,703)

Net real estate	2,827,427	2,696,144
Cash and cash equivalents	15,223	50,691
Accounts and notes receivable	73,688	61,108
Mortgage notes receivable	45,780	40,638
Investment in real estate partnership	29,252	29,646
Prepaid expenses and other assets	95,344	103,620
Debt issuance costs, net of accumulated amortization of $6,484 and $4,815, respectively	6,062	7,450

TOTAL ASSETS	$3,092,776	$2,989,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$389,318	$373,975
Capital lease obligations	63,492	76,109
Notes payable	336,391	210,820
Senior notes and debentures	956,584	977,556
Accounts payable and accrued expenses	86,950	99,360
Dividends payable	38,719	36,142
Security deposits payable	11,309	10,703
Other liabilities and deferred credits	63,059	58,182

Total liabilities	1,945,822	1,842,847
Minority interests	32,352	31,818
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred stock, authorized 15,000,000 shares, $.01 par:
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 60,487,244 and 60,133,270 issued, respectively	605	601
Additional paid-in capital	1,559,381	1,541,020
Accumulated dividends in excess of net income	(426,574)	(407,376)
Treasury shares at cost, 1,501,566 and 1,487,605 shares, respectively	(28,807)	(28,807)
Notes receivable from issuance of common shares	—	(803)

Total shareholders’ equity	1,114,602	1,114,632

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,092,776	$2,989,297

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
REVENUE
Rental income	$501,964	$465,728	$414,261
Other property income	14,013	12,834	7,460
Mortgage interest income	4,548	4,560	5,095

Total revenue	520,525	483,122	426,816

EXPENSES
Rental expenses	109,718	99,363	84,164
Real estate taxes	55,714	46,897	41,139
General and administrative	26,732	26,581	21,921
Depreciation and amortization	111,022	101,633	92,751

Total operating expenses	303,186	274,474	239,975

OPERATING INCOME	217,339	208,648	186,841
Other interest income	916	921	2,042
Interest expense	(99,163)	(111,365)	(95,234)
Income from real estate partnership	1,612	1,395	656

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	120,704	99,599	94,305
Minority interests	(5,366)	(5,590)	(4,353)

INCOME FROM CONTINUING OPERATIONS	115,338	94,009	89,952
DISCONTINUED OPERATIONS
Discontinued operations—income	1,877	6,760	4,804
Discontinued operations—gain on sale of real estate	12,572	94,768	16,515

Results from discontinued operations	14,449	101,528	21,319

INCOME BEFORE GAIN ON SALE OF REAL ESTATE	129,787	195,537	111,271
Gain on sale of real estate	—	—	7,441

NET INCOME	129,787	195,537	118,712
Dividends on preferred stock	(541)	(442)	(10,423)
Preferred stock redemption costs	—	—	(4,775)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$129,246	$195,095	$103,514

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.96	$1.67	$1.40
Discontinued operations	0.24	1.81	0.40
Gain on sale of real estate	—	—	0.14

	$2.20	$3.48	$1.94

Weighted average number of common shares, basic	58,665	56,108	53,469

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.95	$1.65	$1.39
Discontinued operations	0.24	1.80	0.39
Gain on sale of real estate	—	—	0.14

	$2.19	$3.45	$1.92

Weighted average number of common shares, diluted	58,914	56,543	53,962

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Shares		Additional Paid-in Capital	Accumulated Dividends In Excess of Net Income	Treasury Shares		Deferred Compensation On Restricted Shares	Notes Receivable From the Issuance of Common Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2005	5,400	$135,000	54,371,057	$544	$1,114,732	$(437,817)	(1,480,360)	$(28,794)	$(9,704)	$(1,792)	$2,678	$774,847
Comprehensive income:
Net income	—	—	—	—	—	118,712	—	—	—	—	—	118,712
Change in valuation on interest rate swaps	—	—	—	—	—	—	—	—	—	—	(1,493)	(1,493)

Total comprehensive income												117,219
Change due to termination of hedge relationship	—	—	—	—	—	—	—	—	—	—	(1,185)	(1,185)
Dividends declared to common shareholders	—	—	—	—	—	(133,066)	—	—	—	—	—	(133,066)
Dividends declared to preferred shareholders	—	—	—	—	—	(10,423)	—	—	—	—	—	(10,423)
Common shares issued	—	—	2,002,670	20	149,077	—	—	—	—	—	—	149,097
Exercise of stock options	—	—	266,579	2	8,843	—	—	—	—	—	—	8,845
Shares issued under dividend reinvestment plan	—	—	44,077	—	3,101	—	—	—	—	—	—	3,101
Share-based compensation expense (SFAS No.123 (R))	—	—	84,217	1	6,490	—	—	—	—	—	—	6,491
Cumulative effect of change in accounting principle	—	—	—	—	(6,416)	—	—	—	9,704	—	—	3,288
Conversion and redemption of OP units	—	—	37,216	1	615	—	—	—	—	—	—	616
Preferred shares redeemed	(5,400)	(135,000)	—	—	4,775	(4,775)	—	—	—	—	—	(135,000)
Unvested shares forfeited	—	—	—	—	—	—	(4,919)	(13)	—	—	—	(13)
Loans paid	—	—	—	—	—	—	—	—	—	261	—	261

BALANCE AT DECEMBER 31, 2006	—	—	56,805,816	568	1,281,217	(467,369)	(1,485,279)	(28,807)	—	(1,531)	—	784,078
Net income/comprehensive income	—	—	—	—	—	195,537	—	—	—	—	—	195,537
Dividends declared to common shareholders	—	—	—	—	—	(135,102)	—	—	—	—	—	(135,102)
Dividends declared to preferred shareholders	—	—	—	—	—	(442)	—	—	—	—	—	(442)
Common shares issued	—	—	2,884,099	29	240,162	—	—	—	—	—	—	240,191
Exercise of stock options	—	—	106,117	1	5,066	—	—	—	—	—	—	5,067
Shares issued under dividend reinvestment plan	—	—	32,615	—	2,821	—	—	—	—	—	—	2,821
Share-based compensation expense (SFAS No.123 (R))	—	—	127,867	1	8,039	—	—	—	—	—	—	8,040
Conversion and redemption of OP units	—	—	176,756	2	3,715	—	—	—	—	—	—	3,717
Preferred shares issued	399,896	9,997	—	—	—	—	—	—	—	—	—	9,997
Unvested shares forfeited	—	—	—	—	—	—	(2,326)	—	—	—	—	—
Loans paid	—	—	—	—	—	—	—	—	—	728	—	728

BALANCE AT DECEMBER 31, 2007	399,896	9,997	60,133,270	601	1,541,020	(407,376)	(1,487,605)	(28,807)	—	(803)	—	1,114,632
Net income/comprehensive income	—	—	—	—	—	129,787	—	—	—	—	—	129,787
Dividends declared to common shareholders	—	—	—	—	—	(148,444)	—	—	—	—	—	(148,444)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	—	—	—	(541)
Common shares issued	—	—	274	—	19	—	—	—	—	—	—	19
Exercise of stock options	—	—	214,853	2	8,006	—	—	—	—	—	—	8,008
Shares issued under dividend reinvestment plan	—	—	39,343	—	2,755	—	—	—	—	—	—	2,755
Share-based compensation expense (SFAS No.123 (R))	—	—	99,504	2	7,776	—	—	—	—	—	—	7,778
Conversion and redemption of OP units	—	—	—		(195)	—	—	—	—	—	—	(195)
Unvested shares forfeited	—	—	—	—	—	—	(13,961)	—	—	—	—	—
Loans paid	—	—	—	—	—	—	—	—	—	803	—	803

BALANCE AT DECEMBER 31, 2008	399,896	$9,997	60,487,244	$605	$1,559,381	$(426,574)	(1,501,566)	$(28,807)	$—	$—	$—	$1,114,602

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net income	$129,787	$195,537	$118,712
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	111,069	105,966	97,879
Gain on sale of real estate	(12,572)	(94,768)	(23,956)
Equity in income from real estate partnership	(1,612)	(1,395)	(656)
Minority interests	5,366	5,590	4,353
Other, net	1,585	(2,267)	2,328
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Increase in accounts receivable	(6,303)	(6,743)	(3,786)
Decrease (increase) in prepaid expenses and other assets	2,668	3,002	(11,792)
(Decrease) increase in accounts payable and accrued expenses	(4,329)	266	2,846
Increase in security deposits and other liabilities	2,626	9,021	726

Net cash provided by operating activities	228,285	214,209	186,654

INVESTING ACTIVITIES
Acquisition of real estate	(99,625)	(69,487)	(266,984)
Capital expenditures—development and redevelopment	(104,196)	(111,600)	(95,718)
Capital expenditures—other	(33,790)	(25,755)	(23,961)
Proceeds from sale of real estate	44,890	83,979	82,345
Investment in real estate partnership	—	(20,427)	(4,960)
Distribution from real estate partnership in excess of earnings	363	967	631
Leasing costs	(9,921)	(9,756)	(8,628)
(Issuance) repayment of mortgage and other notes receivable, net	(5,288)	640	(154)

Net cash used in investing activities	(207,567)	(151,439)	(317,429)

FINANCING ACTIVITIES
Net borrowings (repayment) under revolving credit facility, net of costs	123,500	(98,000)	41,209
Issuance of note payable, net of costs	—	199,525	149,979
Issuance of senior notes	—	—	509,887
Repayment of senior notes	(20,800)	(150,000)	(40,500)
Repayment of mortgages, capital leases and notes payable	(18,512)	(7,603)	(405,552)
Extension fee on term loan	(200)	—	—
Redemption of Series B preferred shares	—	—	(135,000)
Issuance of common shares	11,585	170,855	161,292
Dividends paid to common and preferred shareholders	(146,418)	(131,443)	(142,947)
Distributions to minority interests	(5,341)	(6,908)	(4,737)

Net cash (used in) provided by financing activities	(56,186)	(23,574)	133,631

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,468)	39,196	2,856
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	50,691	11,495	8,639

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,223	$50,691	$11,495

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust specializing in the ownership, management, development and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of December 31, 2008, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 84 predominantly retail real estate projects.

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Code”). A TRS is subject to federal and state income taxes. The sales of condominiums at Santana Row, which occurred between August 2005 and August 2006 were conducted through a TRS. Other than these sales, our TRS activities have not been material.

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

Reclassifications

Certain 2007 and 2006 amounts have been reclassified to conform to current period presentation.

Revenue Recognition and Accounts Receivable

Our leases with tenants are classified as operating leases. Substantially all such leases contain fixed escalations which occur at specified times during the term of the lease. Base rents are recognized on a straight-line basis from when the tenant controls the space through the term of the related lease, net of valuation adjustments, based on management’s assessment of credit, collection and other business risk. Percentage rents, which represent additional rents based upon the level of sales achieved by certain tenants, are recognized at the end of the lease year or earlier if we have determined the required sales level is achieved and the percentage rents are collectible. Real estate tax and other cost reimbursements are recognized on an accrual basis over the periods in which the related expenditures are incurred. For a tenant to terminate its lease agreement prior to the end of the agreed term, we may require that they pay a fee to cancel the lease agreement. Lease termination fees for which the tenant has relinquished control of the space are generally recognized on the termination date. When a lease is terminated early but the tenant continues to control the space under a modified lease agreement, the lease termination fee is generally recognized evenly over the remaining term of the modified lease agreement.

We make estimates of the collectibility of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue or income. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a certain portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2008 and 2007, accounts receivable include approximately $37.2 million and $32.0 million, respectively, related to straight-line rents. At December 31, 2008 and 2007, our allowance for doubtful accounts was $11.8 million and $7.0 million, respectively.

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2008, 2007 and 2006, depreciation expense was $101.3 million, $96.5 million and $89.6 million, respectively, including amounts included in discontinued operations and assets under capital lease obligations.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” sales are recognized at closing only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The application of SFAS No. 66 can be complex and requires us to make assumptions. We believe the criteria of SFAS No. 66 was met for all real estate sold during 2008, 2007 and 2006.

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

In June 2006, we sold Greenlawn Plaza to our unconsolidated real estate partnership resulting in a gain of $7.4 million. Due to our continuing involvement in the property, Greenlawn Plaza did not qualify for discontinued operations classification under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations through the date of sale are included in continuing operations and the gain on sale is included in “gain on sale of real estate.”

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances in individual banks may exceed insurable amounts.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of lease costs, prepaid property taxes and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and salaries and related costs of personnel directly related to time spent obtaining a lease. Capitalized lease costs are amortized over the life of the related lease. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. Other assets also include the premiums paid for split dollar life insurance covering several officers and former officers which were approximately $4.6 million at December 31, 2008 and 2007.

Debt Issuance Costs

Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method.

Derivative Instruments

We use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and do not enter into derivative instruments for speculative purposes. As of December 31, 2008 and 2007, we had no outstanding hedging instruments.

Our cash flow hedges are recorded at fair value. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income, and the ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not have a significant impact on earnings in 2008, 2007 and 2006, and we do not anticipate it will have a significant effect in the future.

Acquisition, Development and Construction Loan Arrangements

We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. Using guidance set forth in the Third Notice to Practitioners issued by the AICPA in February 1986 entitled “ADC Arrangements” (“the Third Notice”), we evaluate each investment to determine whether the loan arrangement qualifies under the Third Notice as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. Generally, we receive additional interest on these loans, however we never receive in excess of 50% of the residual profit in the project (as defined in the Third Notice) and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof) the loans qualify for loan accounting. The amounts under ADC arrangements are presented as mortgage notes receivable at December 31, 2008 and 2007.

Share Based Compensation

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

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities.” FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46-R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We have evaluated the applicability of FIN 46-R to our investments in certain joint ventures including our real estate partnership with affiliates of a discretionary fund created and advised by ING Clarion Partners and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. We have also evaluated the applicability of FIN 46-R to our mortgage loans receivable and determined that they are not variable interest entities. Our investment balances from our real estate partnership and mortgage notes receivable are presented in our consolidated balance sheets.

On October 16, 2006, we acquired the leasehold interest in Melville Mall under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption of the first mortgage and repayment of the second mortgage. We have determined that this property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, beginning October 16, 2006, we consolidated this property and its operations. As of December 31, 2008 and 2007, $24.5 million and $25.1 million, respectively, is included in mortgages payable for the mortgage loan secured by Melville Mall, however, the loan is not our legal obligation. At December 31, 2008, net real estate assets related to Melville Mall included in our consolidated balance sheet are approximately $66.5 million.

In conjunction with the acquisitions of several of our properties, we entered into Reverse Section 1031 like-kind exchange agreements with a third party intermediary. The exchange agreements are for a maximum of 180 days and allow us, for tax purposes, to defer gains on sale of other properties sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediary is the legal owner of each property, although we control each property and retain all of the economic benefits and risks associated with the property. Each property is held by a third party intermediary in a variable interest entity for which we are the primary beneficiary. Accordingly, we consolidate these properties and their operations even during the period they are held by a third party intermediary.

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

From May 30, 2008 to November 25, 2008, a third party intermediary was the legal owner of Del Mar Village, but we controlled the property and retained all of the economic benefit and risk associated with the property. Accordingly, we consolidated the property and its operations beginning May 30, 2008.

Effective on July 11, 2008 with the acquisition of 7015 & 7045 Beracasa Way and September 4, 2008 with the acquisition of Courtyard Shops, a third party intermediary was the legal owner of the respective property. Since we control both properties and retain all economic benefits and risks associated with the properties, we consolidated the properties and their operations effective on their respective acquisition dates. Quantitative information regarding significant assets and liabilities of these variable interest entities is included in Note 2 and Note 6 to these consolidated financial statements.

Accounting for Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 was issued to reduce the diversity in practice associated with certain aspects of recognition, disclosure and measurement related to accounting for uncertain income tax positions. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations, or cash flows. We recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2003. As of December 31, 2008 and 2007, we had no material unrecognized tax benefits.

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

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value as follows:

1.	Level 1 Inputs—quoted prices in active markets for identical assets or liabilities

2.	Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities

3.	Level 3 Inputs—unobservable inputs

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Our derivative instruments, as further discussed in Note 6, were measured using Level 2 inputs.

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

On December 4, 2007, the FASB issued Statement No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141 (R) broadens and clarifies the definition of a business which will result in significantly more of our acquisitions being treated as business combinations rather than asset acquisitions. FAS 141 (R) is effective for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted and therefore, this will only impact prospective acquisitions with no change to the accounting for acquisitions completed prior to or on December 31, 2008. The new standard requires us to expense as incurred all acquisition related transaction costs which could include broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees; for acquisitions prior to January 1, 2009, these costs were capitalized as part of the acquisition cost. The impact to our financial statements will vary significantly depending on the number of acquisitions, size of the acquisitions, and location of the acquisitions. Based on acquisitions in the last three years, transaction costs for single asset acquisitions typically ranged from $0.1 million to $1.0 million with significantly higher transaction costs for an acquisition of a larger portfolio. The new standard includes several other changes to the accounting for business combinations including requiring contingent consideration to be measured at fair value at acquisition and subsequently remeasured through the income statement if accounted for as a liability as the fair value changes, any adjustments during the purchase price allocation period to be “pushed back” to the acquisition date with prior periods being adjusted for any changes, and the business combination to be accounted for on the acquisition date or the date control is obtained. During 2008, we expensed all acquisition related costs for acquisitions which did not close prior to December 31, 2008.

On December 4, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51” (“SFAS No. 160”). The new standard significantly changes the accounting and reporting of minority interests in the consolidated financial statements. The new standard requires a non-controlling interest, which is currently referred to as a minority interest, to be recognized as a component of equity rather than included in the mezzanine section of the balance sheet where it is currently presented. The terminology “minority interest” is changed to “noncontrolling interest”. The “minority interest” caption on the statement of operations will be reflected as “net income attributable to the noncontrolling interests” and shown after consolidated net income and will be an adjustment to reconcile to net income. This is a presentation only change for minority interest on both the balance sheet and statement of operations and will have no impact to net income, total liabilities and equity, and earnings per share. The statement also requires the recognition of 100% of the fair values of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest with subsequent acquisitions of the non-controlling interest recorded as equity transactions. SFAS No. 160 is effective January 1, 2009 and is to be applied prospectively except for the presentation changes to the balance sheet and income statement which will be applied retrospectively in the 2009 financial statements. Effective January 1, 2009, we will reclassify $32.4 million from the mezzanine section of the balance sheet to shareholders’ equity. The additional impact on the financial statements will vary depending on the level of transactions with entities involving non-controlling interests.

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

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to receive dividends (whether paid or unpaid) are participating securities, and should be included in computation of EPS pursuant to the two-class method. As part of our stock based compensation program, we issue restricted shares which vest over a three to six year period; these shares have non-forfeitable rights to dividends immediately after issuance. We currently exclude the unvested shares from the basic EPS calculation and include them using the treasury stock method in diluted earnings per share. We expect the adoption of FSP EITF No. 03-6-1 to result in a minimal decrease to our basic and diluted earnings per share calculations for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008 and will require retrospective application to all prior period EPS data presented in the financial statements; early adoption is not permitted.

In November 2008, the EITF issued Issue 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarified the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 clarified that equity method investments should initially be measured at cost, the issuance of shares by the investee would result in a gain or loss on issuance of shares reflected in the income statement of the equity investor, and that a loss in value of an equity investment which is other than a temporary decline should be recognized in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”. The consensus is effective on a prospective basis beginning on January 1, 2009; we do not expect EITF 08-6 to have a material impact on our financial position, results of operations, or cash flows.

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides additional information related to the Consolidated Statements of Cash Flows:

	2008	2007	2006
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$104,464	$125,259	$106,877
Interest capitalized	(5,301)	(7,865)	(4,069)
Interest expense related to discontinued operations	—	(6,029)	(7,574)

Interest expense	$99,163	$111,365	$95,234

Cash paid for interest, net of amounts capitalized	$95,897	$117,125	$91,484

Cash paid for income taxes	$444	$1,427	$5,098 (1)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisitions	$32,452	$79,987	$44,297
Extinguishment of capital lease obligations	$11,545	$76,449	$—
Note payable issued with acquisitions	$2,221	$—	$—
Common shares issued with acquisitions	$—	$77,957	$—
DownREIT operating partnership units issued with acquisitions	$—	$16,358	$—
Preferred shares issued with acquisitions	$—	$9,997	$—

(1)	Cash paid for income taxes for 2006 includes $4.1 million related to the sales of condominiums at Santana Row which were conducted through a TRS.

NOTE 2.   REAL ESTATE

A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2008
Retail and mixed-use properties	$3,530,539	$(811,636)	$389,318
Retail properties under capital leases	115,784	(25,556)	63,492
Residential	27,362	(9,066)	—

	$3,673,685	$(846,258)	$452,810

December 31, 2007
Retail and mixed-use properties	$3,224,196	$(717,257)	$373,975
Retail properties under capital leases	201,544	(30,957)	76,109
Residential	27,107	(8,489)	—

	$3,452,847	$(756,703)	$450,084

Retail and mixed-use properties includes the residential portion of Santana Row and for 2008, Arlington East (Bethesda Row). The residential property investments are comprised of our investments in Rollingwood Apartments and Crest Apartments at Congressional Plaza.

A summary of our significant acquisitions in 2008 and 2007 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
Year ended December 31, 2008
May 30	Del Mar Village	Boca Raton, FL	154,000	$41.7	(1)
July 11	7015 & 7045 Beracasa Way	Boca Raton, FL	24,000	6.7	(2)
July 16	Chelsea Commons Phase II	Chelsea, MA	26,000	8.0	(3)
September 4	Courtyard Shops	Wellington, FL	127,000	37.9	(4)
September 25 and 30	Bethesda Row	Bethesda, MD	N/A	38.8	(5)

		Total	331,000	$133.1

Year ended December 31, 2007
February 28	Crow Canyon Crest	San Ramon, CA	17,000	$10.9	(6)
March 8	The White Marsh Portfolio:(7)	White Marsh, MD		189.4	(8)
	THE AVENUE at White Marsh		296,000
	The Shoppes at Nottingham Square		186,000
	White Marsh Plaza		79,000
	White Marsh Other		53,000
May 30	Shoppers’ World	Charlottesville, VA	169,000	27.2	(9)
October 26	Mid-Pike Plaza	Rockville, MD	—	45.2	(10)
October 26	Huntington Shopping Center	Huntington, NY	—	37.7	(10)

		Total	800,000	$310.4

(1)	Approximately $1.7 million and $7.4 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(2)	Approximately $0.2 million of the net assets acquired were allocated to other assets for “above market leases”. The two buildings acquired are adjacent to our Del Mar Village shopping center.
(3)	Approximately $0.2 million and $0.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively. This property includes four pad sites that are adjacent to our Chelsea Commons property.
(4)	Approximately $0.6 million and $1.0 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(5)	On September 25 and 30, 2008, we completed exchange transactions whereby we sold our fee interest in four land parcels that were subject to long-term ground leases with tenants and acquired the fee interest in two land parcels under our Bethesda Row property. Prior to the transactions, the land parcels at Bethesda Row were encumbered by capital lease obligations which were extinguished as part of the transactions. The transactions were completed as 1031 tax deferred exchange transactions and involved net cash paid to us of $23.2 million.
(6)	Approximately $0.4 million and $1.8 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(7)	The White Marsh Portfolio was purchased using $11.5 million of cash plus a combination of common stock and convertible preferred stock, downREIT operating partnership units, and the assumption of mortgage loans through a merger with Nottingham Properties, Inc. The acquisition also included ground leases covering 50,000 square feet of office space and a hotel which are not included in gross leasable area.
(8)	Approximately $3.6 million and $9.3 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(9)	Approximately $0.8 million and $2.1 million of the net assets acquired were allocated to other assets for “above market leases” and liabilities for “below market leases,” respectively.
(10)	On October 26, 2007, we completed an exchange transaction whereby we sold our leasehold interests in six New Jersey properties and acquired the fee interests in Mid-Pike Plaza and Huntington Shopping Center. Prior to the transaction, we held leasehold interests in all eight properties. The transaction was completed as a 1031 tax-deferred exchange and involved a cash payment of $17.2 million. All eight properties were previously encumbered by capital lease obligations which were extinguished as part of the transaction.

On November 16, 2007, we purchased the 10% minority interest in three properties located at our Fifth Avenue, Hermosa Avenue and Third Street Promenade projects for $5.7 million. We now own 100% of these properties.

A summary of our significant dispositions in 2008 and 2007 is as follows:

Sale Date	Property	Location	Year Acquired or Built	Gross Leasable Area		Sales Price	Gain
				(In square feet)		(In millions)
Year ended December 31, 2008
September 25 and 30	Four Land Parcels:(1)					$38.8	$0.9
	The Shoppes at Nottingham Square	White Marsh, MD	2007	134,000
	White Marsh Other	White Marsh, MD	2007	N/A	(2)
	White Marsh Other	White Marsh, MD	2007	3,000
	North Dartmouth	North Dartmouth, MA	2006	135,000
December 29	Greenwich Avenue	Greenwich, CT	1995	7,000		7.2	5.2	(3)

		Total		279,000		$46.0	$6.1

Year ended December 31, 2007
April 5	Bath Shopping Center	Bath, ME	2006	101,000		$21.8	$0.6	(4)
June 20	Key Road Plaza	Keene, NH	2006	76,000		15.3	0.4	(5)
June 20	Riverside Plaza	Keene, NH	2006	218,000		25.9	0.5	(6)
October 11	Forest Hills	Forest Hills, NY	1997	39,500		33.2	19.1	(7)
October 26	New Jersey Leasehold Interests:					65.7	79.6	(8)
	Allwood Shopping Center	Clifton, NJ	1988	50,000
	Blue Star Shopping Center	Watchung, NJ	1988	410,000
	Brunswick Shopping Center	North Brunswick, NJ	1988	303,000
	Clifton Shopping Center	Clifton, NJ	1988	80,000
	Hamilton Shopping Center	Hamilton, NJ	1988	190,000
	Rutgers Shopping Center	Franklin, NJ	1988	267,000

		Total		1,734,500		$161.9	$100.2

(1)	On September 25 and 30, 2008, we completed exchange transactions whereby we sold our fee interest in four land parcels that were subject to long-term ground leases with tenants and acquired the fee interest in two land parcels under our Bethesda Row property. Three of the land parcels we sold were in White Marsh, MD, and one parcel was in North Dartmouth, MA. The transactions were completed as 1031 tax deferred exchange transactions and involved net cash paid to us of $23.2 million.
(2)	This land parcel was subject to a ground lease covering 50,000 square feet of office space not included in our gross leasable area.
(3)	We sold one of two retail buildings located in Greenwich, CT.
(4)	Gain of $0.6 million is net of $0.3 million in taxes.
(5)	Gain of $0.4 million is net of $0.1 million in taxes.
(6)	Gain of $0.5 million is net of $0.1 million in taxes.
(7)	We sold two of three retail buildings located in Forest Hills, NY.
(8)	On October 26, 2007, we completed an exchange transaction whereby we sold our leasehold interests in six New Jersey properties and acquired the fee interests in Mid-Pike Plaza and Huntington Shopping Center. The transaction was completed as a 1031 tax-deferred exchange and involved a cash payment of $17.2 million. All eight properties were previously encumbered by capital lease obligations which were extinguished as part of the transaction.

NOTE 3.   MORTGAGE NOTES RECEIVABLE

At December 31, 2008 and 2007, we had mortgage notes receivable with an aggregate carrying amount of $45.8 million and $40.6 million, respectively, which are net of a valuation allowance of $4.2 million and $4.6 million, respectively. These mortgage notes are due over various terms from November 2009 to May 2021. At December 31, 2008 and 2007, our mortgages had a weighted average interest rate of 9.9%. Interest income is accrued as earned. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and, upon sale of the properties, we will share in the appreciation of the properties.

On November 5, 2008, we entered into an agreement to loan a third party up to $7.3 million which is secured by two properties. The loan has an initial term of one year and bears interest at LIBOR plus 725 basis points at a minimum of 10.0%. The borrower has two one-year extension options with interest at LIBOR plus 925 basis points at a minimum of 12.0%. Interest is due monthly in arrears and is payable out of net cash flow from the two properties. Any unpaid interest is due at maturity. The loan can be repaid at any time prior to maturity without penalty. As of December 31, 2008, we have funded $5.5 million to the borrower which is secured by one property.

NOTE 4.   REAL ESTATE PARTNERSHIP

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership, and Clarion owns 70%. As of December 31, 2008, the Partnership owned seven retail real estate projects. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. As of December 31, 2008, we have made total contributions of $34.8 million and received total distributions of $6.4 million. We account for our interest in the Partnership using the equity method.

The following tables provide summarized operating results and the financial position of the Partnership:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
OPERATING RESULTS
Revenue	$19,111	$17,566	$10,523
Expenses
Other operating expenses	5,185	4,478	2,828
Depreciation and amortization	4,792	4,471	2,767
Interest expense	4,537	4,478	3,506

Total expenses	14,514	13,427	9,101

Net income	$4,597	$4,139	$1,422

Our share of net income from real estate partnership	$1,612	$1,395	$656

	December 31,
	2008	2007
	(In thousands)
BALANCE SHEETS
Real estate, net	$187,910	$191,747
Cash	2,604	1,453
Other assets	7,066	7,173

Total assets	$197,580	$200,373

Mortgages payable	$81,365	$81,540
Other liabilities	7,363	8,691
Partners’ capital	108,852	110,142

Total liabilities and partners’ capital	$197,580	$200,373

Our share of unconsolidated debt	$24,410	$24,462

Our investment in real estate partnership	$29,252	$29,646

Our unconsolidated real estate partnership made no acquisitions in 2008. The following table provides a summary of acquisitions made by our unconsolidated real estate partnership in 2007:

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

NOTE 5.   ACQUIRED IN-PLACE LEASES

Acquired above market leases are included in prepaid expenses and other assets and had a balance of $19.1 million and $17.6 million at December 31, 2008 and 2007, respectively, and accumulated amortization of $6.6 million and $4.7 million at December 31, 2008 and 2007, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance of $53.1 million and $46.0 million at December 31, 2008 and 2007, respectively, and accumulated amortization of $16.6 million and $13.3 million at December 31, 2008 and 2007, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income included net amortization from acquired in-place leases of $2.2 million, $2.9 million and $2.5 million in 2008, 2007 and 2006, respectively. The remaining weighted-average amortization period as of December 31, 2008, is 8.9 years and 14.9 years for above market leases and below market leases, respectively.

The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2009	$2,247	$4,055
2010	1,871	3,437
2011	1,550	3,100
2012	1,175	2,805
2013	881	2,396
Thereafter	4,787	20,669

	$12,511	$36,462

NOTE 6.   DEBT

The following is a summary of our total debt outstanding as of December 31, 2008 and 2007:

	Principal Balance as of December 31,		Stated Interest Rate as of December 31, 2008	Maturity Date
Description of Debt	2008	2007
	(Dollars in thousands)
Mortgage loans
Leesburg Plaza	$—	$9,631	6.510%	October 1, 2008
164 E. Houston Street	—	46	7.500%	October 6, 2008
White Marsh Other	—	1,149	6.060%	December 31, 2008
Mercer Mall	4,370	4,441	8.375%	April 1, 2009
Federal Plaza	33,128	33,675	6.750%	June 1, 2011
Tysons Station	6,070	6,217	7.400%	September 1, 2011
Courtyard Shops	7,731	—	6.870%	July 1, 2012
Bethesda Row	19,996	—	5.370%	January 1, 2013
Bethesda Row	4,437	—	5.050%	February 1, 2013
White Marsh Plaza	10,122	10,350	6.040%	April 1, 2013
Crow Canyon	21,214	21,588	5.400%	August 11, 2013
Melville Mall	24,456	25,095	5.250%	September 1, 2014
THE AVENUE at White Marsh	60,016	61,035	5.460%	January 1, 2015
Barracks Road	41,368	41,988	7.950%	November 1, 2015
Hauppauge	15,595	15,828	7.950%	November 1, 2015
Lawrence Park	29,322	29,761	7.950%	November 1, 2015
Wildwood	25,773	26,159	7.950%	November 1, 2015
Wynnewood	29,882	30,330	7.950%	November 1, 2015
Brick Plaza	30,633	31,128	7.415%	November 1, 2015
Shoppers’ World	5,865	5,980	5.910%	January 31, 2021
Mount Vernon	11,640	11,962	5.660%	April 15, 2028
Chelsea	8,101	8,240	5.360%	January 15, 2031

Subtotal	389,719	374,603
Net unamortized discount	(401)	(628)

Total mortgage loans	389,318	373,975

Notes payable
Term loan	200,000	200,000	LIBOR+0.575%	November 6, 2009
Revolving credit facility	123,500	—	LIBOR+0.425%	July 27, 2010
Other	2,296	—	6.500%	April 1, 2012
Perring Plaza renovation	1,195	1,420	10.000%	January 31, 2013
Escondido (Municipal bonds)	9,400	9,400	1.878%	October 1, 2016

Total notes payable	336,391	210,820

Senior notes and debentures
8.75% notes	175,000	175,000	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures	29,200	50,000	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal	954,200	975,000
Net unamortized premium	2,384	2,556

Total senior notes and debentures	956,584	977,556

Capital lease obligations	63,492	76,109	Various	Various through 2106

Total debt and capital lease obligations	$1,745,785	$1,638,460

On February 21, 2008, we entered into two interest rate swap agreements to fix the variable portion of our $200 million term loan through November 6, 2008. The first swap fixed the variable rate at 2.725% on a notional amount of $100 million and the second swap fixed the variable rate at 2.852% on a notional amount of $100 million for a combined fixed rate of 2.789%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value until the swaps ended on November 6, 2008.

On July 1, 2008, we repaid the $9.6 million mortgage loan on Leesburg Plaza which had an original maturity date of October 1, 2008. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

On July 15, 2008, we exercised a one-year extension for our $200 million term loan extending the maturity date to November 6, 2009.

On August 15, 2008, one of the holders redeemed $20.8 million of the outstanding $50.0 million balance of our 7.48% debentures. The notice period for additional redemptions has expired. These debentures were repaid with funds borrowed on our $300 million revolving credit facility.

In connection with the acquisition of Courtyard Shops and two land parcels at Bethesda Row, we assumed three mortgage notes as follows:

Property	Fair Value(1)	Maturity Date	Stated Annual Interest Rate
	(In millions)
Courtyard Shops	$8.1	July 1, 2012	6.87%
Bethesda Row	$20.0	January 1, 2013	5.37%
Bethesda Row	$4.4	February 1, 2013	5.05%

(1)	The aggregate face amount of the mortgage notes is $32.2 million. However, in accordance with GAAP, these mortgage notes were recorded at their aggregate fair value of $32.5 million.

On September 25 and 30, 2008, we acquired the fee interest in two land parcels under our Bethesda Row property. Prior to the transactions, we had capital lease obligations totaling $11.5 million on the two land parcels which were extinguished as part of the transactions.

On December 31, 2008, we repaid the $1.1 million mortgage loan on one of our properties in White Marsh, MD, on its maturity date. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

The maximum amount of borrowings outstanding under our $300 million revolving credit facility during 2008, 2007 and 2006 was $159.0 million, $244.0 million and $297.0 million, respectively. The weighted average amount of borrowings outstanding was $61.4 million, $154.3 million and $106.0 million for 2008, 2007 and 2006, respectively. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 3.0%, 5.6% and 5.6% for 2008, 2007 and 2006, respectively. In addition, we are required to pay an annual facility fee of $0.5 million. The loan matures on July 27, 2010, subject to a one-year extension at our option.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholder’s equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2008, we were in compliance with all loan covenants.

Scheduled principal payments on mortgage loans, notes payable, senior notes and debentures as of December 31, 2008 are as follows:

	Mortgage Loans	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2009	$11,389	$201,153		$175,000	$387,542
2010	7,714	124,361	(1)	—	132,075
2011	45,039	720		75,000	120,759
2012	14,662	727		175,000	190,389
2013	59,460	30		135,000	194,490
Thereafter	251,455	9,400		394,200	655,055

	$389,719	$336,391		$954,200	$1,680,310	(2)

(1)	Our $300 million four-year revolving credit facility matures on July 27, 2010, subject to a one-year extension at our option. As of December 31, 2008, there is $123.5 million drawn under this credit facility.
(2)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized discount or premium on certain senior notes, debentures and mortgage payables.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2008, are as follows:

(In thousands)
Year Ending December 31,
2009	$5,590
2010	5,590
2011	5,590
2012	5,599
2013	5,602
Thereafter	154,040

182,011
Less amount representing interest	(118,519)

Present value	$63,492

Certain of our capital lease obligations required payments based on the performance of the related properties in addition to the minimum payment amounts set forth above. The additional performance based payments were $4.1 million and $5.6 million in 2007 and 2006, respectively and are included in “discontinued operations—income.” All capital leases with performance based payments were extinguished in October 2007.

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

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$725,709	$722,908	$584,795	$603,200
Senior notes and debentures	$956,584	$799,241	$977,556	$979,562

NOTE 8.   COMMITMENTS AND CONTINGENCIES

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

We have a litigation matter filed against us in May 2003 which alleges that a one page document entitled “Final Proposal,” which included language that it was subject to approval of formal documentation, constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008; however, the judge has not yet issued a ruling. Reports from our experts and the plaintiff’s experts show potential damages ranging from $600,000 to $24 million. Pending the judge’s ruling, we cannot make a reasonable estimate of potential damages. We will evaluate whether to appeal the jury verdict after the judge issues his ruling on damages taking into account a variety of factors including the amount of damages awarded. If we choose not to appeal or we appeal and are not successful in overturning the jury verdict, we will be liable for damages. Depending on the amount of damages awarded, it is possible there could be a material adverse impact on our net income in the period in which it becomes both probable that we will have to pay the damages and such damages can be reasonably estimated. In any event, management does not believe that this matter will have a material impact on our financial position.

We are also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant has alleged that we and our management agent acted improperly by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only was concluded in April 2007, and in May 2008, a judgment was entered that ruled in our favor on certain legal issues and against us on other legal issues. In December 2008, we reached a settlement with the plaintiff of those matters where the court ruled against us and determined that we are liable. The total settlement amount was $2.3 million of which we paid $1.15 million and the third party management agent paid $1.15 million. We are currently in the process of settling the amount of the portion of the plaintiff’s legal fees which we are required to pay; we expect the amount to be approximately $1.0 million of which we will pay 50% and the third party management agent will pay 50%. Our share of the total estimated settlement of $1.6 million is included in “general and administrative expense” in the statement of operations.

We reserve for estimated losses, if any, associated with warranties given to a buyer at the time real estate is sold or other potential liabilities relating to that sale, taking any insurance policies into account. These warranties may extend up to ten years and require significant judgment. Any increases to our estimated warranty losses would usually result in a decrease in net income.

In 2005 and 2006, warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. In 2006 and 2007, we increased our warranty reserves by $2.5 million and $5.1 million, respectively, net of taxes, related to defective work done by third party contractors while upgrades were made to certain units being prepared for sale. During 2007 and 2008, we evaluated the potentially affected units, and as of December 31, 2008, have substantially completed the inspections and repairs. The extent of the damages encountered in the units and the resulting costs to repair varied considerably amongst the units. As a result, we have adjusted the warranty reserve to reflect the actual costs incurred related to these issues which is approximately $2.4 million, net of $1.5 million of taxes. The change in the reserve of $5.2 million is included in “Discontinued operations—gain on sale of real estate” in 2008. These amounts do not reflect any amounts we may recover in the future from insurance or the contractors responsible for the defective work. Due to the inherent uncertainty related to the recovery from insurance or the contractor, we are unable to estimate an expected recovery; any recovery will be reflected in our financial statements once the amount is determinable, considered probable, and collectible.

We are self-insured for general liability costs up to predetermined retained amounts per claim, and we believe that we maintain adequate accruals to cover our retained liability. We currently do not maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims incurred but not yet reported. Management considers a number of factors, including third-party actuarial analysis and future increases in costs of claims, when making these determinations. If our liability costs exceed these accruals, it will reduce our net income.

At December 31, 2008 and 2007, our reserves for warranties and general liability costs were $8.6 million and $16.0 million, respectively. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2008 and 2007, we made payments from these reserves of $2.5 million and $2.4 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.

At December 31, 2008, we had letters of credit outstanding of approximately $10.5 million which are collateral for existing indebtedness and other obligations of the Trust.

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2008, our estimated maximum liability upon exercise of the put option would range from approximately $42 million to $49 million.

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

Under the terms of various other partnership agreements for entities, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2008, a total of 373,260 operating units are outstanding.

We have one ground lease in which the lessor has a put option, which would require us to purchase the property during the remaining lease term. If the lessor were to exercise this option in 2009, the purchase price would be approximately $7.1 million.

A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.

A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million and the assumption of the owner’s debt which is $24.5 million at December 31, 2008. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million and the assumption of the owner’s debt.

As of December 31, 2008 in connection with renovation and development projects, the Trust has contractual obligations of approximately $52.5 million.

We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2008:

(In thousands)
Year Ending December 31,
2009	3,122
2010	3,131
2011	3,167
2012	3,056
2013	3,064
Thereafter	185,437

$200,977

NOTE 9.   SHAREHOLDERS’ EQUITY

We have a Dividend Reinvestment Plan, whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2008, 2007 and 2006, 39,343 shares, 32,615 shares, and 44,077 shares, respectively, were issued under the Plan.

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

On December 27, 2007, we issued 2.0 million common shares at $81.21 per share, for cash proceeds of approximately $162.4 million before other expenses of the offering. The proceeds were used to reduce the amount outstanding on our revolving credit facility.

NOTE 10.   DIVIDENDS

A summary of dividends declared and paid per share is as follows:

	Year Ended December 31,
	2008		2007		2006
	Declared	Paid	Declared	Paid	Declared		Paid
Common shares	$2.520	$2.480	$2.370	$2.335	$2.460	(1)	$2.440	(1)
5.417% Series 1 Cumulative Convertible Preferred(2)	$1.354	$1.354	$1.106	$0.767	$—		$—
8.5% Series B Cumulative Redeemable Preferred(3)	$—	$—	$—	$—	$1.753		$2.284

(1)	Includes a special dividend declared and paid of $0.20 resulting from the sales of condominiums at Santana Row.
(2)	On March 8, 2007, as part of the consideration to acquire the White Marsh portfolio, we issued 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred shares. Dividends are paid on a quarterly basis at a rate of 5.417% per year.
(3)	On November 27, 2006, the Trust redeemed all 5,400,000 outstanding shares of its Series B Cumulative Redeemable Preferred Shares. Dividends on the Series B Preferred Shares ceased to accrue on November 27, 2006.

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2008	2007	2006
Common shares
Ordinary dividend	$2.455	$2.174	$1.813
Ordinary dividend eligible for 15% rate	0.025	0.044	0.066
Return of capital	—	—	0.561
Capital gain	—	0.117	—

	$2.480	$2.335	$2.440

5.417% Series 1 Cumulative Convertible Preferred
Ordinary dividend	$1.341	$0.714	$—
Ordinary dividend eligible for 15% rate	0.013	0.015	—
Capital gain	—	0.038	—

	$1.354	$0.767	$—

8.5% Series B Cumulative Redeemable Preferred
Ordinary dividend	$—	$—	$2.284
Capital gain	—	—	—

	$—	$—	$2.284

On October 29, 2008, the Trustees declared a quarterly cash dividend of $0.65 per common share, payable January 15, 2009 to common shareholders of record on January 2, 2009.

NOTE 11.   OPERATING LEASES

At December 31, 2008, our 84 predominantly retail shopping center and mixed use properties are located in 13 states and the District of Columbia. There are approximately 2,450 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.6% of annualized base rent.

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

As of December 31, 2008, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties are as follows:

(In thousands)
Year Ending December 31,
2009	367,354
2010	343,076
2011	305,344
2012	265,742
2013	215,761
Thereafter	1,224,073

$2,721,350

NOTE 12.   COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Minimum rents
Retail and commercial	$366,380	$345,486	$310,955
Residential	18,326	15,312	12,805
Cost reimbursement	103,381	91,164	77,617
Percentage rent	8,415	7,884	6,921
Other	5,462	5,882	5,963

	$501,964	$465,728	$414,261

Minimum rents include $5.8 million, $8.1 million and $5.7 million for 2008, 2007 and 2006, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $2.2 million, $2.9 million and $2.5 million for 2008, 2007 and 2006, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141.

The principal components of rental expenses are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Repairs and maintenance	$38,969	$35,403	$28,371
Utilities	18,112	16,837	14,814
Management fees and costs	14,082	13,127	12,479
Payroll properties	8,093	7,445	6,896
Bad debt expense	6,228	1,660	547
Ground rent	5,875	6,002	6,041
Insurance	5,510	6,888	5,491
Marketing	5,953	4,539	3,953
Other operating	6,896	7,462	5,572

	$109,718	$99,363	$84,164

NOTE 13.   DISCONTINUED OPERATIONS

Results of properties sold constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue from discontinued operations	$2,724	$23,990	$25,050
Income from discontinued operations	$1,877	$6,760	$4,804

In September 2008, we applied for a refund of taxes paid to the state of California related to our TRS activities, primarily the condominium units sold in 2005 and 2006 at Santana Row. The refund related to the condominium units of $1.1 million is included in “Discontinued operations—gain on sale of real estate.”

NOTE 14.   SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Share-based compensation incurred
Grants of common shares	$6,442	$6,867	$5,156
Grants of options	1,336	1,173	1,334

	7,778	8,040	6,490
Capitalized share-based compensation	(1,208)	(805)	(620)

Share-based compensation expensed	$6,570	$7,235	$5,870

As of December 31, 2008, we have grants outstanding under two share-based compensation plans. In May 2007, our shareholders approved an amendment to the 2001 Long Term Incentive Plan (“the 2001 Plan”), originally established in May 2001, which increased the authorization to grant share options, common shares and other share-based awards from 1,750,000 common shares of beneficial interest to 3,250,000 common shares of beneficial interest. Our 1993 Long Term Incentive Plan (‘the 1993 Plan”) authorized the grant of share options, common shares and other share-based awards for up to 5,500,000 common shares of beneficial interest. The 1993 Plan expired in May 2003.

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

Effective December 31, 2007, Larry Finger, our former Chief Financial Officer, was no longer employed by the Trust. Under his existing severance agreement, his departure was treated as a termination without cause. As a result, we recognized approximately $0.6 million related to the accelerated vesting of unvested shares and options and $0.4 million related to a cash payment to Mr. Finger. These amounts are included in general and administrative expenses in the 2007 consolidated statement of operations.

As a result of the exercise of options, we had notes outstanding from our officers and employees for $0.8 million at December 31, 2007; the notes were fully repaid during 2008. These notes bore interest at LIBOR plus a market-rate spread with the rate adjusted annually on the anniversary date and were collateralized by the shares with recourse to the borrower. Option awards made in 2001 and later do not provide for employees to be able to exercise their options with a loan from the Trust.

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

The following table provides a summary of the weighted-average assumption used to value options:

	Year Ended December 31,
	2008	2007	2006
Volatility	21.4%	20.0%	18.7%
Expected dividend yield	3.6%	3.4%	4.9%
Expected term (in years)	5.4	4.1	3.8
Risk free interest rate	2.7%	4.7%	4.6%

The following table provides a summary of option activity for 2008:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2007	850,628	$49.13
Granted	206,117	73.15
Exercised	(214,853)	37.36
Forfeited or expired	(16,546)	82.91

Outstanding at December 31, 2008	825,346	$57.52	6.4	$9,410

Exercisable at December 31, 2008	424,333	$42.71	4.6	$9,410

The weighted-average grant-date fair value of options granted during 2008, 2007 and 2006 was $10.46 per share, $14.48 per share and $7.97 per share, respectively. The total cash received from options exercised during 2008, 2007 and 2006 was $8.0 million, $5.1 million and $8.8 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $9.3 million, $4.1 million and $10.9 million, respectively.

The following table provides a summary of restricted share activity for 2008:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2007	198,406	$77.21
Granted	99,504	72.98
Vested	(98,658)	66.73
Forfeited	(13,961)	86.93

Unvested at December 31, 2008	185,291	$79.49

The weighted-average grant-date fair value of stock awarded in 2008, 2007 and 2006 was $72.98, $91.13 and $68.18, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2008, 2007 and 2006 was $5.9 million, $10.7 million and $7.0 million, respectively.

As of December 31, 2008, there was $12.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 5.1 years with a weighted-average period of 1.4 years.

Subsequent to December 31, 2008, common shares and options were awarded under various incentive compensation plans as follows:

Date	Award	Vesting Term	Beneficiary
February 17, 2009	71,975 Restricted shares	3 to 5 years	Officers and key employees
February 17, 2009	193,036 Options	5 years	Officers and key employees
January 2, 2009	6,039 Shares	Immediate	Trustees

NOTE 15.   SAVINGS AND RETIREMENT PLANS

We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $15,500, $15,500 and $15,000 for 2008, 2007 and 2006, respectively. Under the plan, we contribute 50% of each employee’s first 5% of contributions. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation, however, these matching payments will not vest until their first anniversary of employment. Our expense for the years ended December 31, 2008, 2007 and 2006 was approximately $397,000, $365,000 and $342,000, respectively.

A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2008, we are liable to participants for approximately $3.8 million under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying financial statements.

NOTE 16.   EARNINGS PER SHARE

We calculate basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“EPS”) is computed by dividing net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in our earnings. In 2008, 2007 and 2006, operating partnership units and Series 1 Preferred Shares were excluded from diluted EPS as the conversion of these units would have resulted in an anti-dilutive effect. Certain stock options and unvested shares have also been excluded from the calculation of diluted earnings per share as they are anti-dilutive.

The following table sets forth the reconciliation between basic and diluted EPS:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$115,338	$94,009	$89,952
Preferred stock dividends	(541)	(442)	(10,423)
Preferred stock redemption costs	—	—	(4,775)

Income from continuing operations available for common shareholders	114,797	93,567	74,754
Discontinued operations—income	1,877	6,760	4,804
Discontinued operations—gain on sale of real estate	12,572	94,768	16,515
Gain on sale of real estate	—	—	7,441

Net income available for common shareholders, basic and dilutive	$129,246	$195,095	$103,514

DENOMINATOR
Weighted average common shares outstanding—basic	58,665	56,108	53,469
Effect of dilutive securities:
Stock options	223	365	389
Unvested stock	26	70	104

Weighted average common shares outstanding—dilutive	58,914	56,543	53,962

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.96	$1.67	$1.40
Discontinued operations	0.24	1.81	0.40
Gain on sale of real estate	—	—	0.14

	$2.20	$3.48	$1.94

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.95	$1.65	$1.39
Discontinued operations	0.24	1.80	0.39
Gain on sale of real estate	—	—	0.14

	$2.19	$3.45	$1.92

NOTE 17.   SEGMENT INFORMATION

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership, management, development, and redevelopment of retail and mixed use properties. During 2008, we restructured our asset management and property operations groups and consequently, re-evaluated our reportable segments. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We evaluate financial performance using property operating income defined as total revenues less rental expenses and real estate taxes. No individual property constitutes more than 10% of our revenues or property operating income and we have no operations outside of the United States of America. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes. While we believe we have only one reportable segment as defined by SFAS No. 131, we have continued to provide additional information by geographic region as presented below.

	Year Ended December 31, 2008
	East	West	Other	Total
	(In thousands)
Rental income	$389,569	$112,395	$—	$501,964
Other property income	11,828	2,185	—	14,013
Mortgage interest income	3,043	1,505	—	4,548
Rental expenses	(78,717)	(31,001)	—	(109,718)
Real estate taxes	(44,244)	(11,470)	—	(55,714)

Property operating income	281,479	73,614	—	355,093
General and administrative expense	—	—	(26,732)	(26,732)
Depreciation and amortization	(78,631)	(31,576)	(815)	(111,022)
Other interest income	645	271	—	916
Interest expense	—	—	(99,163)	(99,163)
Income from real estate partnership	—	—	1,612	1,612

Income from continuing operations before minority interests	$203,493	$42,309	$(125,098)	$120,704
Minority interests	—	—	(5,366)	(5,366)
Discontinued operations—income	—	—	1,877	1,877
Discontinued operations—gain on sale of real estate	—	—	12,572	12,572

Net income	$203,493	$42,309	$(116,015)	$129,787

Total assets	$2,112,910	$907,760	$72,106	$3,092,776

	Year Ended December 31, 2007
	East	West	Other	Total
	(In thousands)
Rental income	$360,928	$104,800	$—	$465,728
Other property income	9,156	3,678	—	12,834
Mortgage interest income	3,003	1,557	—	4,560
Rental expenses	(70,490)	(28,873)	—	(99,363)
Real estate taxes	(37,306)	(9,591)	—	(46,897)

Property operating income	265,291	71,571	—	336,862
General and administrative expense	—	—	(26,581)	(26,581)
Depreciation and amortization	(70,306)	(30,285)	(1,042)	(101,633)
Other interest income	754	167	—	921
Interest expense	—	—	(111,365)	(111,365)
Income from real estate partnership	—	—	1,395	1,395

Income from continuing operations before minority interests	$195,739	$41,453	$(137,593)	$99,599
Minority interests	—	—	(5,590)	(5,590)
Discontinued operations—income	—	—	6,760	6,760
Discontinued operations—gain on sale of real estate	—	—	94,768	94,768

Net income	$195,739	$41,453	$(41,655)	$195,537

Total assets	$1,988,181	$887,112	$114,004	$2,989,297

	Year Ended December 31, 2006
	East	West	Other	Total
	(In thousands)
Rental income	$317,458	$96,803	$—	$414,261
Other property income	4,588	2,872	—	7,460
Mortgage interest income	3,163	1,932	—	5,095
Rental expenses	(56,779)	(27,385)	—	(84,164)
Real estate taxes	(32,104)	(9,035)	—	(41,139)

Property operating income	236,326	65,187	—	301,513
General and administrative expense	—	—	(21,921)	(21,921)
Depreciation and amortization	(61,560)	(29,433)	(1,758)	(92,751)
Other interest income	1,649	393	—	2,042
Interest expense	—	—	(95,234)	(95,234)
Income from real estate partnership	—	—	656	656

Income from continuing operations before minority interests	$176,415	$36,147	$(118,257)	$94,305
Minority interests	—	—	(4,353)	(4,353)
Discontinued operations—income	—	—	4,804	4,804
Discontinued operations—gain on sale of real estate	—	—	16,515	16,515
Gain on sale of real estate	—	—	7,441	7,441

Net income	$176,415	$36,147	$(93,850)	$118,712

Total assets	$1,745,273	$881,676	$61,657	$2,688,606

NOTE 18.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2008
Revenue(1)	$126,369	$128,837	$131,683	$133,636
Operating Income	$54,387	$53,584	$55,363	$54,005
Net income	$29,986	$28,974	$37,102	$33,725
Net income available for common shareholders	$29,851	$28,839	$36,966	$33,590
Earnings per common share—basic	$0.51	$0.49	$0.63	$0.57
Earnings per common share—diluted	$0.51	$0.49	$0.63	$0.57

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2007
Revenue(1)	$114,804	$118,241	$123,491	$126,586
Operating Income	$49,462	$51,969	$54,041	$53,176
Net income	$23,136	$26,718	$23,515	$122,168
Net income available for common shareholders	$23,100	$26,583	$23,379	$122,033
Earnings per common share—basic	$0.42	$0.47	$0.42	$2.16
Earnings per common share—diluted	$0.41	$0.47	$0.41	$2.14

(1)	As required by SFAS No. 144, revenue has been reduced to reflect the results of discontinued operations. Revenue from discontinued operations, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2008 revenue from discontinued operations	$854	$856	$834	$180
2007 revenue from discontinued operations	$8,196	$6,805	$6,496	$2,493

NOTE 19.   SUBSEQUENT EVENTS

On January 5, 2009, we repaid the $4.4 million mortgage loan on Mercer Mall which had an original maturity date of April 1, 2009. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

On January 12, 2009 and February 5, 2009, we purchased and retired $5.0 million and $0.9 million, respectively, of the outstanding $175.0 million balance of our 8.75% notes. The notes were repaid with funds borrowed on our $300 million revolving credit facility.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION

December 31, 2008

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date(s) Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (San Francisco)	CA	—	11,685	9,181	16,643	11,685	25,824	37,509	9,413	1908	10/23/97	35 years
ANDORRA (Pennsylvania)	PA	—	2,432	12,346	8,282	2,432	20,628	23,060	12,265	1953	01/12/88	35 years
ASSEMBLY SQUARE (Massachusetts)	MA	—	38,319	34,196	64,722	47,647	89,590	137,237	6,854	2005	2005-2008	35 years
THE AVENUE AT WHITE MARSH (Maryland)	MD	60,067	20,682	72,432	1,297	20,682	73,729	94,411	4,834	1997	03/08/07	35 years
BALA CYNWYD (Pennsylvania)	PA	—	3,565	14,466	16,180	3,566	30,645	34,211	10,018	1955	09/22/93	35 years
BARRACKS ROAD (Virginia)	VA	41,368	4,363	16,459	24,492	4,363	40,951	45,314	28,295	1958	12/31/85	35 years
BETHESDA ROW (Maryland)	MD	25,412	36,971	35,406	117,100	35,272	154,205	189,477	24,856	1945-2008	12/31/93, 1/20/06, 9/25/08, & 9/30/08	35-50 years
BRICK PLAZA (New Jersey)	NJ	30,633		24,715	31,675	3,788	52,602	56,390	32,091	1958	12/28/89	35 years
BRISTOL (Connecticut)	CT	—	3,856	15,959	6,799	3,856	22,758	26,614	8,596	1959	09/22/95	35 years
CHELSEA COMMONS (Massachusetts)	MA	7,711	9,417	19,466	136	9,417	19,602	29,019	1,070	1962/1969/2008	08/25/06, 1/30/07, & 7/16/08	35 years
COLORADO BLVD (California)	CA	—	5,262	4,071	7,339	5,262	11,410	16,672	5,397	1905/1915/1980	12/31/96 & 8/14/98	35 years
CONGRESSIONAL PLAZA (Maryland)	MD	—	2,793	7,424	60,064	2,793	67,488	70,281	34,664	1965/2003	04/01/65	35 years
COURTHOUSE CENTER (Maryland)	MD	—	1,750	1,869	604	1,750	2,473	4,223	923	1975	12/17/97	35 years
COURTYARD SHOPS (Florida)	FL	7,978	16,862	21,851	76	16,862	21,927	38,789	261	1990	09/04/08	35 years
CROSSROADS (Illinois)	IL	—	4,635	11,611	7,669	4,635	19,280	23,915	9,420	1959	07/19/93	35 years
CROW CANYON COMMONS (California)	CA	21,214	8,638	54,575	1,782	8,638	56,357	64,995	4,854	Late 1970's/2006	12/29/05 & 02/28/07	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2008

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date(s) Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
DEDHAM PLAZA (Massachusetts)	MA	—	12,287	12,918	6,023	12,287	18,941	31,228	8,588	1959	12/31/93	35 years
DEL MAR VILLAGE (Florida)	FL	—	14,218	39,559	84	14,218	39,643	53,861	741	1982/1984	5/30/08 & 7/11/08	35 years
EASTGATE (North Carolina)	NC	—	1,608	5,775	17,663	1,608	23,438	25,046	10,717	1963	12/18/86	35 years
ELLISBURG CIRCLE (New Jersey)	NJ	—	4,028	11,309	12,369	4,013	23,693	27,706	13,295	1959	10/16/92	35 years
ESCONDIDO PROMENADE (California)	CA	—	11,505	12,147	4,712	11,505	16,859	28,364	5,372	1987	12/31/96	35 years
FALLS PLAZA (Virginia)	VA	—	1,798	1,270	8,886	1,819	10,135	11,954	5,995	1960/1962	09/30/67 & 10/05/72	25 years
FEASTERVILLE (Pennsylvania)	PA	—	1,431	1,600	8,858	1,452	10,437	11,889	7,226	1958	07/23/80	20 years
FEDERAL PLAZA (Maryland)	MD	33,128	10,216	17,895	34,036	10,216	51,931	62,147	27,884	1970	06/29/89	35 years
FIFTH AVENUE (California)(4)	CA	—	3,844	1,352	7,773	3,874	9,095	12,969	3,293	1888-1995	1996-1997	35 years
FINLEY SQUARE (Illinois)	IL	—	9,252	9,544	12,494	9,252	22,038	31,290	10,666	1974	04/27/95	35 years
FLOURTOWN (Pennsylvania)	PA	—	1,345	3,943	10,109	1,470	13,927	15,397	6,402	1957	04/25/80	35 years
FOREST HILLS (New York)	NY	—	2,885	2,885	2,319	3,010	5,079	8,089	1,817	1937-1987	12/16/97	35 years
FRESH MEADOWS (New York)	NY	—	24,625	25,255	18,888	24,627	44,141	68,768	17,531	1946-1949	12/05/97	35 years
FRIENDSHIP CENTER (District of Columbia)	DC	—	12,696	20,803	(155)	12,696	20,648	33,344	4,343	1998	09/21/01	35 years
GAITHERSBURG SQUARE (Maryland)	MD	—	7,701	5,271	11,031	5,973	18,030	24,003	11,498	1966	04/22/93	35 years
GARDEN MARKET (Illinois)	IL	—	2,677	4,829	4,018	2,677	8,847	11,524	4,022	1958	07/28/94	35 years
GOVERNOR PLAZA (Maryland)	MD	—	2,068	4,905	15,036	2,068	19,941	22,009	11,283	1963	10/01/85	35 years
GRATIOT PLAZA (Michigan)	MI	—	525	1,601	16,600	525	18,201	18,726	10,092	1964	03/29/73	25 3/4 years
GREENWICH AVENUE (Connecticut)	CT	—	7,484	5,445	1,007	7,484	6,452	13,936	2,435	1900-1993	1995	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2008

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date(s) Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
HAUPPAUGE (New York)	NY	15,595	8,791	15,262	3,740	8,791	19,002	27,793	5,775	1963	08/06/98	35 years
HERMOSA AVE (California)	CA	—	1,116	280	4,020	1,368	4,048	5,416	1,513	1923	09/17/97	35 years
HOLLYWOOD BLVD. (California)	CA	—	8,300	16,920	13,883	8,300	30,803	39,103	3,883	1929/1991	3/22/99 & 6/18/99	35 years
HOUSTON STREET (Texas)(9)	TX	—	14,680	1,976	50,754	14,778	52,632	67,410	15,057	var	1998	35 years
HUNTINGTON (New York)	NY	—	—	16,008	22,555	11,713	26,850	38,563	6,360	1962	12/12/88 & 10/26/07	35 years
IDYLWOOD PLAZA (Virginia)	VA	—	4,308	10,026	1,315	4,308	11,341	15,649	4,837	1991	04/15/94	35 years
KINGS COURT (California)	CA	—	—	10,714	862	—	11,576	11,576	4,791	1960	08/24/98	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	8,737	—	10,840	10,840	5,798	1958	04/24/80	22 years
LANGHORNE SQUARE (Pennsylvania)	PA	—	720	2,974	15,269	720	18,243	18,963	9,590	1966	01/31/85	35 years
LAUREL (Maryland)	MD	—	7,458	22,525	17,837	7,576	40,244	47,820	26,090	1956	08/15/86	35 years
LAWRENCE PARK (Pennsylvania)	PA	29,322	5,723	7,160	16,743	5,734	23,892	29,626	19,653	1972	07/23/80	22 years
LEESBURG PLAZA (Virginia)	VA	—	8,184	10,722	15,328	8,184	26,050	34,234	5,739	1967	09/15/98	35 years
LINDEN SQUARE (Massachusetts)	MA	—	79,382	19,247	42,662	79,370	61,921	141,291	1,706	1960-2008	08/24/06	35 years
LOEHMANN'S PLAZA (Virginia)	VA	—	1,237	15,096	16,076	1,248	31,161	32,409	18,129	1971	07/21/83	35 years
MELVILLE MALL (New York)	NY	24,012	35,622	32,882	101	35,622	32,983	68,605	2,114	1974	10/16/06	35 years
MERCER MALL (New Jersey)	NJ	55,664	4,488	70,076	30,503	5,032	100,035	105,067	17,908	1975	10/14/03	25-35 years
MID PIKE PLAZA (Maryland)	MD	—	—	10,335	33,963	7,517	36,781	44,298	4,759	1963	05/18/82 & 10/26/07	50 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)	VA	11,640	10,068	33,501	33,509	10,147	66,931	77,078	9,970	1972/1966/1974	03/31/03, 3/21/03, & 1/27/06	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA	—	1,282	12,285	558	1,262	12,863	14,125	959	1969	06/29/06	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2008

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date(s) Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
NORTH DARTMOUTH (Massachusetts)	MA	—	27,214	—	(17,846)	9,366	2	9,368	—	2004	08/24/06	—
NORTHEAST (Pennsylvania)	PA	—	1,152	10,596	10,776	1,153	21,371	22,524	14,111	1959	08/30/83	35 years
NORTH LAKE COMMONS (Illinois)	IL	—	2,782	8,604	2,304	2,628	11,062	13,690	4,606	1989	04/27/94	35 years
OLD KEENE MILL (Virginia)	VA	—	638	998	4,451	638	5,449	6,087	4,554	1968	06/15/76	33 1/3 years
OLD TOWN CENTER (California)	CA	—	3,420	2,765	27,868	3,420	30,633	34,053	12,441	1962, 1997-1998	10/22/97	35 years
PAN AM SHOPPING CENTER (Virginia)	VA	—	8,694	12,929	6,602	8,695	19,530	28,225	9,414	1979	02/05/93	35 years
PENTAGON ROW (Virginia)	VA	—	—	2,955	84,847	—	87,802	87,802	22,431	1999 - 2002	1998	35 years
PERRING PLAZA (Maryland)	MD	—	2,800	6,461	17,348	2,800	23,809	26,609	15,679	1963	10/01/85	35 years
PIKE 7 (Virginia)	VA	—	9,709	22,799	2,327	9,709	25,126	34,835	9,103	1968	03/31/97	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA	—	3,319	8,457	3,874	3,319	12,331	15,650	6,070	1967	12/23/94	35 years
QUINCE ORCHARD PLAZA (Maryland)	MD	—	3,197	7,949	9,844	2,928	18,062	20,990	10,392	1975	04/22/93	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	—	—	8,092	29,186	—	37,278	37,278	1,854	2005 - 2007	2006 -2007	50 years
ROLLINGWOOD APTS. (Maryland)	MD	—	552	2,246	4,430	572	6,656	7,228	6,251	1960	01/15/71	25 years
SAM'S PARK & SHOP (District of Columbia)	DC	—	4,840	6,319	1,155	4,840	7,474	12,314	3,043	1930	12/01/95	35 years
SANTANA ROW (California)	CA	—	41,969	1,161	464,551	49,725	457,956	507,681	58,756	1999 - 2008	03/05/97	40 -50 years
SAUGUS (Massachusetts)	MA	—	4,383	8,291	1,019	4,383	9,310	13,693	3,573	1976	10/01/96	35 years
SHIRLINGTON (Virginia)	VA	6,259	9,761	14,808	25,749	5,798	44,520	50,318	10,566	1940, 2006-2008	12/21/95	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

December 31, 2008

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date(s) Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
SHOPPERS WORLD (Virginia)	VA	5,816	10,211	18,863	448	10,225	19,297	29,522	1,045	1975 -2001	05/30/07	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD	—	27,029	12,849	(12,308)	14,692	12,878	27,570	822	2005 -2006	03/08/07	35 years
THIRD STREET PROMENADE (California) (9)	CA	—	22,645	12,709	41,453	24,668	52,139	76,807	18,931	1888-2000	1996-2000	35 years
TOWER (Virginia)	VA	—	7,170	10,518	2,079	7,129	12,638	19,767	4,277	1953-1960	08/24/98	35 years
TROY (New Jersey)	NJ	—	3,126	5,193	15,420	4,028	19,711	23,739	14,664	1966	07/23/80	22 years
TYSON’S STATION (Virginia)	VA	6,070	388	453	2,826	475	3,192	3,667	2,881	1954	01/17/78	17 years
WESTGATE (California)	CA	—	6,319	107,284	2,561	6,319	109,845	116,164	13,104	1960-1966	03/31/04	35 years
WHITE MARSH PLAZA (Maryland)	MD	10,359	3,478	21,413	36	3,478	21,449	24,927	1,448	1987	03/08/07	35 years
WHITE MARSH OTHER (Maryland)	MD	—	37,812	1,843	(7,729)	30,076	1,850	31,926	132	1985	03/08/07	35 years
WILDWOOD (Maryland)	MD	25,773	9,111	1,061	7,514	9,111	8,575	17,686	7,313	1958	05/05/69	33 1/3 years
WILLOW GROVE (Pennsylvania)	PA	—	1,499	6,643	19,010	1,499	25,653	27,152	17,685	1953	11/20/84	35 years
WILLOW LAWN (Virginia)	VA	—	3,192	7,723	65,052	7,790	68,177	75,967	37,060	1957	12/05/83	35 years
WYNNEWOOD (Pennsylvania)	PA	29,882	8,055	13,759	14,399	8,055	28,158	36,213	12,410	1948	10/29/96	35 years

TOTALS		$452,810	$759,247	$1,200,166	$1,714,272	$762,611	$2,911,074	$3,673,685	$846,258

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2008

Reconciliation of Total Cost

(In thousands)

Balance, December 31, 2005	$2,829,321
Additions during period
Acquisitions	317,287
Improvements	112,930
Deduction during period—disposition and retirements of property	(55,280)

Balance, December 31, 2006	3,204,258
Additions during period
Acquisitions	313,934
Improvements	140,613
Deduction during period—disposition and retirements of property	(205,958)

Balance, December 31, 2007	3,452,847
Additions during period
Acquisitions	122,662
Improvements	144,192
Deduction during period—disposition and retirements of property	(46,016)

Balance, December 31, 2008	$3,673,685

(A)	For Federal tax purposes, the aggregate cost basis is approximately $3.1 billion as of December 31, 2008.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2008

Reconciliation of Accumulated

Depreciation and Amortization

(In thousands)

Balance, December 31, 2005	$663,750
Additions during period—depreciation and amortization expense	89,564
Deductions during period—disposition and retirements of property	(12,807)

Balance, December 31, 2006	740,507
Additions during period—depreciation and amortization expense	96,454
Deductions during period—disposition and retirements of property	(80,258)

Balance, December 31, 2007	756,703
Additions during period—depreciation and amortization expense	101,321
Deductions during period—disposition and retirements of property	(11,766)

Balance, December 31, 2008	$846,258

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

Year Ended December 31, 2008

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)
Mortgage on land and mixed-use building in Norwalk, CT	Greater of 10% or LIBOR plus 725 basis points	November 2009	Interest only, balloon payment due at maturity	—	$5,515	$5,397	(2)

Mortgage on Hotel in San Jose, CA	9%	August 2016	Principal and interest; balloon payment due at maturity(3)	—	16,221	12,063

Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	19,070	19,070	(4)

Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only; balloon payment due at maturity	—	9,250	9,250

					$50,056	$45,780

(1)	For Federal tax purposes, the aggregate tax basis is approximately $49.9 million as of December 31, 2008.
(2)	The borrower has two one-year extension options with interest at the greater of 12% or LIBOR plus 925 basis points. The mortgage is available for up to $7.3 million.
(3)	This note was amended on August 4, 2006. The amended note decreased the interest from 14% to 9% per annum, and requires monthly payments of principal and interest based on 15-year amortization schedule.
(4)	This mortgage is available for up to $25.0 million.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE—CONTINUED

Three Years Ended December 31, 2008

Reconciliation of Carrying Amount

(In thousands)

Balance, December 31, 2005	$40,531
Additions during period:
Issuance of loans	4,321
Deductions during period:
Collection and satisfaction of loans	(4,055)
Allowance for collectibility	(280)
Amortization of discount	239

Balance, December 31, 2006	40,756
Additions during period:
Issuance of loans	8
Deductions during period:
Collection and satisfaction of loans	(556)
Amortization of discount	430

Balance, December 31, 2007	40,638
Additions during period:
Issuance of loans	5,612
Loan fee	(219)
Deductions during period:
Collection and satisfaction of loans	(719)
Amortization of discount /loan fee	468

Balance, December 31, 2008	$45,780

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) (the “1999 Form 10-K”) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.6	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; and 5.40% Notes due 2013 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.7	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

1

EXHIBIT INDEX

Exhibit No.	Description
10.3	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.4	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.5	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.6	* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.7	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.8	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.9	* Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.10	* Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) and incorporated herein by reference)

10.11	* Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.12	* Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 and incorporated herein by reference)

10.13	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.14	* Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.15	* Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

2

EXHIBIT INDEX

Exhibit No.	Description

10.16	* Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.20	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.21	Credit Agreement dated as of July 28, 2006, by and among the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

10.22	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-07533) and incorporated herein by reference)

10.23	Credit Agreement dated as of November 9, 2007, by and among the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.25 to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-07533) (“the 2007 Form 10-K”) and incorporated herein by reference)

10.24	Consulting Agreement between the Trust and Larry E. Finger dated January 1, 2008 (previously filed as Exhibit 10.26 to the 2007 Form 10-K and incorporated herein by reference)

10.25	Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.26	Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (filed herewith)

10.27	Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (filed herewith)

10.28	Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (filed herewith)

10.29	Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (filed herewith)

10.30	Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (filed herewith)

3

EXHIBIT INDEX

Exhibit No.	Description

10.31	Amendment to Change in Control Agreement between the Trust and Andrew P. Blocher dated January 1, 2009 (filed herewith)

10.32	Amendment to Stock Option Agreements between the Trust and Andrew P. Blocher dated February 17, 2009 (filed herewith)

10.33	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (filed herewith)

10.34	Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (filed herewith)

10.35	Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (filed herewith)

21.1	Subsidiaries of Federal Realty Investment Trust (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

*	Management contract or compensatory plan to be filed under Item 15(b) of Form 10-K.

4