Form 10-Q
period 2009-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2009-05-06
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of Registrant’s common shares outstanding on May 4, 2009 was 59,105,589.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating	$3,568,470	$3,567,035
Construction-in-progress	125,074	106,650

	3,693,544	3,673,685
Less accumulated depreciation and amortization	(865,987)	(846,258)

Net real estate	2,827,557	2,827,427
Cash and cash equivalents	22,460	15,223
Accounts and notes receivable	71,781	73,688
Mortgage notes receivable	46,495	45,780
Investment in real estate partnership	28,726	29,252
Prepaid expenses and other assets	88,364	95,344
Debt issuance costs, net of accumulated amortization of $6,972 and $6,484, respectively	5,579	6,062

TOTAL ASSETS	$3,090,962	$3,092,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$383,167	$389,318
Capital lease obligations	63,195	63,492
Notes payable	353,856	336,391
Senior notes and debentures	950,401	956,584
Accounts payable and accrued expenses	107,132	86,950
Dividends payable	38,778	38,719
Security deposits payable	11,332	11,309
Other liabilities and deferred credits	61,474	63,059

Total liabilities	1,969,335	1,945,822
Commitments and contingencies (Note E)
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 59,080,687 and 58,985,678 shares issued and outstanding, respectively	591	590
Additional paid-in capital	1,533,535	1,530,589
Accumulated dividends in excess of net income	(454,629)	(426,574)

Total shareholders’ equity of the Trust	1,089,494	1,114,602
Noncontrolling interests	32,133	32,352

Total shareholders’ equity	1,121,627	1,146,954

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,090,962	$3,092,776

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
REVENUE
Rental income	$127,330	$121,867
Other property income	2,604	3,386
Mortgage interest income	1,267	1,116

Total revenue	131,201	126,369

EXPENSES
Rental expenses	28,705	27,266
Real estate taxes	13,892	12,385
General and administrative	5,145	6,942
Litigation provision	20,632	—
Depreciation and amortization	28,592	25,389

Total operating expenses	96,966	71,982

OPERATING INCOME	34,235	54,387
Other interest income	90	339
Interest expense	(23,569)	(24,353)
Income from real estate partnership	202	331

INCOME FROM CONTINUING OPERATIONS	10,958	30,704
DISCONTINUED OPERATIONS
Income from discontinued operations	—	614
Gain on sale of real estate from discontinued operations	915	—

Results from discontinued operations	915	614

NET INCOME	11,873	31,318
Net income attributable to noncontrolling interests	(1,389)	(1,332)

NET INCOME ATTRIBUTABLE TO THE TRUST	10,484	29,986
Dividends on preferred stock	(135)	(135)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$10,349	$29,851

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.16	$0.50
Discontinued operations	0.01	0.01

	$0.17	$0.51

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.16	$0.50
Discontinued operations	0.01	0.01

	$0.17	$0.51

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2009

(Unaudited)

	Shareholders’ Equity of the Trust						Noncontrolling Interests	Total Shareholders’ Equity
	Preferred Stock		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2008	399,896	$9,997	58,985,678	$590	$1,530,589	$(426,574)	$32,352	$1,146,954

Net income/ Comprehensive income	—	—	—	—	—	10,484	1,389	11,873
Dividends declared to common shareholders	—	—	—	—	—	(38,404)	—	(38,404)
Dividends declared to preferred shareholders	—	—	—	—	—	(135)	—	(135)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	(1,608)	(1,608)
Common shares issued	—	—	127	—	6	—	—	6
Exercise of stock options	—	—	4,167	—	106	—	—	106
Shares issued under dividend reinvestment plan	—	—	12,918	—	687	—	—	687
Share-based compensation expense, net	—	—	77,797	1	2,147	—	—	2,148

BALANCE AT MARCH 31, 2009	399,896	$9,997	59,080,687	$591	$1,533,535	$(454,629)	$32,133	$1,121,627

The accompanying notes are an integral part of these consolidated statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES
Net income	$11,873	$31,318
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	28,592	25,400
Litigation provision	20,632	—
Gain on sale of real estate	(915)	—
Income from real estate partnership	(202)	(331)
Other, net	760	192
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	4,679	(1,131)
Decrease in prepaid expenses and other assets	4,798	3,366
Increase (decrease) in accounts payable and accrued expenses	2,820	(4,618)
Decrease in security deposits and other liabilities	(451)	(1,776)

Net cash provided by operating activities	72,586	52,420
INVESTING ACTIVITIES
Capital expenditures—development and redevelopment	(22,790)	(28,388)
Capital expenditures—other	(6,821)	(7,842)
Distribution from real estate partnership in excess of earnings	509	95
Leasing costs	(1,373)	(1,996)
Issuance of mortgage and other notes receivable, net	(430)	(684)

Net cash used in investing activities	(30,905)	(38,815)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	17,500	—
Purchase and retirement of senior notes	(6,145)	—
Repayment of mortgages, capital leases and notes payable	(6,510)	(2,039)
Issuance of common shares	799	2,228
Dividends paid to common and preferred shareholders	(38,480)	(35,909)
Distributions to noncontrolling interests	(1,608)	(922)

Net cash used in financing activities	(34,444)	(36,642)

Increase (decrease) in cash and cash equivalents	7,237	(23,037)
Cash and cash equivalents at beginning of year	15,223	50,691

Cash and cash equivalents at end of period	$22,460	$27,654

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of March 31, 2009, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use projects which are operated as 84 predominantly retail real estate properties.

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

Basis of Presentation

Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity. The equity interests of other investors are reflected as noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control or manage, using the equity method of accounting. Certain 2008 amounts have been reclassified to conform to current period presentation.

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

Segment Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. Our primary business is the ownership, management, and redevelopment of retail and mixed use properties. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We evaluate financial performance using property operating income defined as total revenues less rental expenses and real estate taxes. No individual property constitutes more than 10% of our revenues or property operating income and we have no operations outside of the United States of America. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$24,936	$26,143
Interest capitalized	(1,367)	(1,790)

Interest expense	$23,569	$24,353

Cash paid for interest, net of amounts capitalized	$24,033	$24,027

Cash paid for income taxes	$25	$100

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Decrease in valuation of interest rate swap	$—	$(540)

Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place. These costs include third party commissions and salaries and personnel costs related to obtaining a lease. Capitalized lease costs are amortized over the life of the related lease which generally ranges from three to ten years. We view these lease costs as part of the up-front initial investment we made in order to generate a long-term cash inflow and therefore, we classify cash outflows related to leasing costs as an investing activity in our Consolidated Statements of Cash Flows.

Recently Adopted Accounting Pronouncements

On December 4, 2007, the FASB issued Statement No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”), which we adopted effective January 1, 2009. SFAS No. 141 (R) broadens and clarifies the definition of a business which will result in significantly more of our acquisitions being treated as business combinations rather than asset acquisitions. SFAS 141 (R) is effective for business combinations for which the acquisition date is on or after January 1, 2009, and therefore, will only impact prospective acquisitions with no change to the accounting for acquisitions completed prior to or on December 31, 2008. The new standard requires us to expense as incurred all acquisition related transaction costs which could include broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For acquisitions prior to January 1, 2009, such acquisition costs were capitalized as part of the acquisition cost. While the adoption did not have a material impact on our financial statements for the three months ended March 31, 2009, the impact to our financial statements will vary significantly depending on the timing and number of acquisitions or potential acquisitions, size of the acquisitions, and location of the acquisitions. Based on acquisitions in the last three years, transaction costs for single asset acquisitions typically ranged from $0.1 million to $1.0 million with significantly higher transaction costs for an acquisition of a larger portfolio. The new standard includes several other changes to the accounting for business combinations including requiring contingent consideration to be measured at fair value at acquisition and subsequently remeasured through the income statement if accounted for as a liability as the fair value changes, any adjustments during the purchase price allocation period to be “pushed back” to the acquisition date with prior periods being adjusted for any changes, and the business combination to be accounted for on the acquisition date or the date control is obtained. During 2008, we expensed all acquisition related costs for acquisitions which did not close prior to December 31, 2008.

On December 4, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51” (“SFAS No. 160”). The new standard significantly changes the accounting and reporting of minority interests in the consolidated financial statements. The new standard requires a noncontrolling interest, which was previously referred to as a minority interest, to be recognized as a component of equity rather than included in the mezzanine section of the balance sheet where it was previously presented. Effective January 1, 2009, we reclassified $32.4 million from the mezzanine section of the balance sheet to shareholders’ equity. The terminology “minority interest” has been changed to “noncontrolling interest”. The “minority interest” caption on the statement of operations is now reflected as “net income attributable to the noncontrolling interests” and shown after consolidated net income. This is a presentation only change for minority interest on both the balance sheet and statement of operations and has no impact to net income, total liabilities and shareholders’ equity, or earnings per share. The statement also requires the recognition of 100% of the fair value of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest with subsequent acquisitions of the noncontrolling interest recorded as equity transactions. SFAS No. 160 was adopted effective January 1, 2009 and has been applied prospectively except for the presentation changes to the balance sheet and income statement which have been applied retrospectively in the 2008 financial statements. While there was no additional impact on the financial statements during the three months ended March 31, 2009, the additional impact on the financial statements will vary depending on the level of transactions with entities involving noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. We adopted SFAS No. 161 effective January 1, 2009 and the adoption did not have an impact on our consolidated financial statements as we currently have no derivative instruments outstanding.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”) which we adopted effective January 1, 2009. FSP EITF No. 03-6-1 and the impact of the adoption on our financial statements are further discussed in Note I to these financial statements.

In November 2008, the EITF issued Issue 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarified the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 clarified that equity method investments should initially be measured at cost, the issuance of shares by the investee would result in a gain or loss on issuance of shares reflected in the income statement of the equity investor, and that a loss in value of an equity investment which is other than a temporary decline should be recognized in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”. The consensus was effective on a prospective basis beginning on January 1, 2009, and did not have a material impact on our financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

In April 2009, FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP is effective for interim periods ending after June 15, 2009, and will require additional disclosure starting in our June 30, 2009, Form 10-Q.

NOTE B—REAL ESTATE

During the three months ended March 31, 2009, we had no acquisitions or dispositions.

The revenue from properties included in discontinued operations was $0.9 million for the three months ended March 31, 2008.

NOTE C—REAL ESTATE PARTNERSHIP

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion has substantive participating rights and we cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2009, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
OPERATING RESULTS
Revenue	$4,688	$4,680
Expenses
Other operating expenses	1,656	1,339
Depreciation and amortization	1,271	1,185
Interest expense	1,133	1,135

Total expenses	4,060	3,659

Net income	$628	$1,021

Our share of net income from real estate partnership	$202	$331

	March 31, 2009	December 31, 2008
	(In thousands)
BALANCE SHEETS
Real estate, net	$186,724	$187,910
Cash	2,368	2,604
Other assets	6,049	7,066

Total assets	$195,141	$197,580

Mortgages payable	$81,320	$81,365
Other liabilities	6,773	7,363
Partners’ capital	107,048	108,852

Total liabilities and partners’ capital	$195,141	$197,580

Our share of unconsolidated debt	$24,396	$24,410

Our investment in real estate partnership	$28,726	$29,252

NOTE D—DEBT

During the three months ended March 31, 2009, the maximum amount of borrowings outstanding under our $300 million revolving credit facility was $172.5 million and the weighted average amount of borrowings outstanding was $141.6 million. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 1.52% for the three months ended March 31, 2009.

Our credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2009, we were in compliance with all loan covenants.

On January 5, 2009, we repaid the $4.4 million mortgage loan on a small portion of Mercer Mall which had an original maturity date of April 1, 2009. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

On January 12, 2009, February 5, 2009 and February 27, 2009, we purchased and retired $5.0 million, $0.9 million and $0.2 million, respectively, of our 8.75% notes. The notes were repaid with funds borrowed on our $300 million revolving credit facility.

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

In May 2003, a breach of contract action was filed against us which alleged that a one page document entitled “Final Proposal” constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The “Final Proposal” explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008 and the court recently issued a tentative ruling awarding damages to the plaintiff of approximately $14.4 million plus interest. A final judgment awarding damages and determining interest is not expected to be entered for a few weeks. We and the plaintiff have filed briefs with the court addressing various items raised in the court’s tentative ruling. The plaintiff has alleged in its brief that the damages award should be $15.5 million. Based on our calculations and estimates provided by the plaintiff, interest is estimated to be in a range of approximately $2.1 million to $8.4 million. We believe and have recently filed arguments supporting a lower damages amount and will file arguments supporting a lower interest amount towards the low end of the range. However, based on the tentative ruling and information currently available, our best estimate of damages is $14.3 million plus interest of $7.1 million for a total of $21.4 million. Accordingly, we have increased our accrual for this matter from $0.8 million at December 31, 2008, to $21.4 million at March 31, 2009. The increase in our accrual of $20.6 million is presented as a separate line item in our consolidated statement of operations. Other costs may be asserted by the plaintiff, however, we are unable to estimate the amount or a reasonable range of likely outcomes at this time. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever. Accordingly, we intend to appeal the judgment once the final judgment on damages is entered.

In March 2009, we entered into a settlement agreement with our insurance provider related to repairs we performed on certain condominium units at Santana Row as the result of defective work done by third party contractors. We recovered approximately $0.9 million, net of taxes and fees, which is included in “gain on sale of real estate from discontinued operations” as this is where the related expenses to repair the units were originally recognized.

Under the terms of certain partnership agreements, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. A total of 373,260 operating units are outstanding which have a total fair value of $17.2 million, based on our closing stock price on March 31, 2009.

NOTE F—SHAREHOLDERS’ EQUITY

The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2009		2008
	Declared	Paid	Declared	Paid
Common shares	$0.650	$0.650	$0.610	$0.610
5.417% Series 1 Cumulative Convertible Preferred	$0.339	$0.339	$0.339	$0.339

NOTE G—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Minimum rents
Retail and commercial	$93,566	$89,612
Residential	5,272	4,013
Cost reimbursement	25,652	24,564
Percentage rent	1,501	2,380
Other	1,339	1,298

Total rental income	$127,330	$121,867

Minimum rents include $1.4 million and $1.5 million for the three months ended March 31, 2009 and 2008, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $0.4 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively, to recognize income from the amortization of in-place leases in accordance with SFAS No. 141. Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, the Crest at Congressional Plaza Apartments, Santana Row, and Arlington East (Bethesda Row). The first rental units at Arlington East were delivered and became rent paying in late May 2008.

NOTE H—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Share-based compensation incurred
Grants of common shares	$1,722	$1,846
Grants of options	426	323

	2,148	2,169
Capitalized share-based compensation	(210)	(297)

Share-based compensation expense	$1,938	$1,872

NOTE I—EARNINGS PER SHARE

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to receive dividends (whether paid or unpaid) are participating securities and should be included in computation of EPS pursuant to the two-class method. As part of our stock based compensation program, we issue restricted shares which vest over a three to six year period; these shares have non-forfeitable rights to dividends immediately after issuance. Prior to January 1, 2009, we excluded the unvested shares from the basic EPS calculation and included them in diluted earnings per share using the treasury stock method.

Effective January 1, 2009, we adopted FSP EITF No. 03-6-1 and have calculated earnings per share under the two-class method. The two-class method is an earnings allocation methodology whereby earnings per share for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For each of the three months ended March 31, 2009 and 2008, we had approximately 0.2 million weighted average unvested shares outstanding which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.

In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods; certain stock options have been excluded as they were anti-dilutive. The conversions of downREIT operating partnership units and Series 1 Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted earnings per share.

Earnings per share for prior periods have been restated to conform to the requirements of FSP EITF No. 03-6-1. The implementation did not result in a significant change to basic or diluted earnings per share for the periods presented. The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$10,958	$30,704
Less: Preferred share dividends	(135)	(135)
Less: Net income attributable to noncontrolling interests	(1,389)	(1,332)
Less: Earnings allocated to unvested shares	(130)	(126)

Income from continuing operations available for common shareholders	9,304	29,111
Results from discontinued operations	915	614

Net income available for common shareholders, basic and diluted	$10,219	$29,725

DENOMINATOR
Weighted average common shares outstanding—basic	58,841	58,503
Effect of dilutive securities:
Stock options	119	277

Weighted average common shares outstanding—diluted	58,960	58,780

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.16	$0.50
Discontinued operations	0.01	0.01

	$0.17	$0.51

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.16	$0.50
Discontinued operations	0.01	0.01

	$0.17	$0.51

Income from continuing operations attributable to the Trust	$9,569	$29,372

NOTE J—SUBSEQUENT EVENTS

On April 1, 2009, we purchased and retired $5.0 million of the outstanding $168.9 million balance of our 8.75% notes. The notes were repaid with funds borrowed on our $300 million revolving credit facility.

On April 14, 2009, we closed on a $24.1 million, ten year loan secured by Rollingwood Apartments in Silver Spring, Maryland. The loan bears interest at 5.54% and matures on May 1, 2019.

On May 4, 2009, we refinanced our existing $200 million term loan with a new $372 million term loan which bears interest at LIBOR, subject to a 1.50% floor, plus 300 basis points and will mature in July 2011. The $200 million term loan and the balance on our revolving credit facility were repaid with the proceeds from the new $372 million term loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009.

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

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008, before making any investments in us.

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of March 31, 2009, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use projects which are operated as 84 predominantly retail real estate properties comprising approximately 18.1 million square feet. In total, the real estate properties were 94.2% leased and 93.4% occupied at March 31, 2009. A joint venture in which we own a 30% interest owned seven retail real estate properties totaling approximately 1.0 million square feet as of March 31, 2009. In total, the joint venture properties in which we own an interest were 97.2% leased and occupied at March 31, 2009.

2009 Significant Debt, Equity and Other Transactions

On January 5, 2009, we repaid the $4.4 million mortgage loan on a small portion of Mercer Mall which had an original maturity date of April 1, 2009. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

On January 12, 2009, February 5, 2009 and February 27, 2009, we purchased and retired $5.0 million, $0.9 million and $0.2 million, respectively, of our 8.75% notes. The notes were repaid with funds borrowed on our $300 million revolving credit facility.

On April 1, 2009, we purchased and retired $5.0 million of the outstanding $168.9 million balance of our 8.75% notes. The notes were repaid with funds borrowed on our $300 million revolving credit facility.

On April 14, 2009, we closed on a $24.1 million, ten year loan secured by Rollingwood Apartments in Silver Spring, Maryland. The loan bears interest at 5.54% and matures on May 1, 2019.

On May 4, 2009, we refinanced our existing $200 million term loan with a new $372 million term loan which bears interest at LIBOR, subject to a 1.50% floor, plus 300 basis points and will mature in July 2011. The $200 million term loan and the balance on our revolving credit facility were repaid with the proceeds from the new $372 million term loan.

Litigation Provision

In May 2003, a breach of contract action was filed against us which alleged that a one page document entitled “Final Proposal” constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The “Final Proposal” explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008 and the court recently issued a tentative ruling awarding damages to the plaintiff of approximately $14.4 million plus interest. A final judgment awarding damages and determining interest is not expected to be entered for a few weeks. We and the plaintiff have filed briefs with the court addressing various items raised in the court’s tentative ruling. The plaintiff has alleged in its brief that the damages award should be $15.5 million. Based on our calculations and estimates provided by the plaintiff, interest is estimated to be in a range of approximately $2.1 million to $8.4 million. We believe and have recently filed arguments supporting a lower damages amount and will file arguments supporting a lower interest amount towards the low end of the range. However, based on the tentative ruling and information currently available, our best estimate of damages is $14.3 million plus interest of $7.1 million for a total of $21.4 million. Accordingly, we have increased our accrual for this matter from $0.8 million at December 31, 2008, to $21.4 million at March 31, 2009. The increase in our accrual of $20.6 million is presented as a separate line item in our consolidated statement of operations. Other costs may be asserted by the plaintiff, however, we are unable to estimate the amount or a reasonable range of likely outcomes at this time. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever. Accordingly, we intend to appeal the judgment once the final judgment on damages is entered.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property redevelopments, and

•	expansion of our portfolio through property acquisitions.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals. The infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2009, no single tenant accounted for more than 2.6% of annualized base rent.

We continue to see a positive impact from redevelopment of our shopping centers. In 2009 and 2010, we have redevelopment projects with projected costs of approximately $73 million and $16 million, respectively, stabilizing. As redevelopment properties are completed, spaces that were out of service and newly created spaces begin generating revenue. In addition, spaces that were not out of service and that have expiring leases may generate higher revenue because we generally receive higher rent on new leases at improved centers.

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

The current downturn in the economy may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. We have seen some tenants experiencing declining sales, vacating early, or filing for bankruptcy, as well as seeking rent relief from us as landlord. Any reduction in our tenants’ ability to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. Further, our ability to re-lease vacant spaces may be negatively impacted by the current economic environment. While we believe the locations of our centers and diverse tenant base should decrease the negative impact of the economic environment, we are likely to see an increase in vacancy that will have a negative impact to our revenue and bad debt expense. We continue to monitor our tenants’ operating performance as well as trends in the retail industry to evaluate any future impact.

We continue to maintain a strong balance sheet and a conservative capital structure. We seek to maintain a schedule of debt maturities such that the amount of debt maturing in any one year is manageable with respect to our overall borrowing capacity.

At March 31, 2009, the leasable square feet in our shopping centers was 93.4% occupied and 94.2% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

Same-Center

Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008	Change
			Dollars	%
	(Dollar amounts in thousands)
Rental income	$127,330	$121,867	$5,463	4.5%
Other property income	2,604	3,386	(782)	-23.1%
Mortgage interest income	1,267	1,116	151	13.5%

Total property revenue	131,201	126,369	4,832	3.8%

Rental expenses	28,705	27,266	1,439	5.3%
Real estate taxes	13,892	12,385	1,507	12.2%

Total property expenses	42,597	39,651	2,946	7.4%

Property operating income	88,604	86,718	1,886	2.2%
Other interest income	90	339	(249)	-73.5%
Income from real estate partnership	202	331	(129)	-39.0%
Interest expense	(23,569)	(24,353)	784	-3.2%
General and administrative expense	(5,145)	(6,942)	1,797	-25.9%
Litigation provision	(20,632)	—	(20,632)	100.0%
Depreciation and amortization	(28,592)	(25,389)	(3,203)	12.6%

Total other, net	(77,646)	(56,014)	(21,632)	38.6%

Income from continuing operations	10,958	30,704	(19,746)	-64.3%
Income from discontinued operations	—	614	(614)	-100.0%
Gain on sale of real estate from discontinued operations	915	—	915	100.0%

Net income	11,873	31,318	(19,445)	-62.1%
Net income attributable to noncontrolling interests	(1,389)	(1,332)	(57)	4.3%

Net income attributable to the Trust	$10,484	$29,986	$(19,502)	-65.0%

Property Revenues

Total property revenue increased $4.8 million, or 3.8%, to $131.2 million in the three months ended March 31, 2009 compared to $126.4 million in the three months ended March 31, 2008. The percentage occupied at our shopping centers decreased to 93.4% at March 31, 2009 compared to 94.6% at March 31, 2008. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $5.5 million, or 4.5%, to $127.3 million in the three months ended March 31, 2009 compared to $121.9 million in the three months ended March 31, 2008 due primarily to the following:

•	an increase of $2.8 million at redevelopment properties due primarily to increased rental revenue from newly created retail and residential spaces and increased cost reimbursements,

•	an increase of $1.9 million attributable to properties acquired in 2008,

•	an increase of $1.3 million at same-center properties due to increased rental rates on new and renewal leases and increased cost reimbursements offset by lower percentage rent,

partially offset by

•	a decrease of $0.6 million as a result of having demolished an operating property in 2008 for use in future development.

Other Property Income

Other property income decreased $0.8 million, or 23.1%, to $2.6 million in the three months ended March 31, 2009 compared to $3.4 million in the three months ended March 31, 2008. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is due primarily to a decrease in lease and other termination fees at same-center properties partially offset by an increase in lease and other termination fees at redevelopment properties.

Property Expenses

Total property expenses increased $2.9 million, or 7.4%, to $42.6 million in the three months ended March 31, 2009 compared to $39.7 million in the three months ended March 31, 2008. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $1.4 million, or 5.3%, to $28.7 million in the three months ended March 31, 2009 compared to $27.3 million in the three months ended March 31, 2008. This increase is due primarily to the following:

•	an increase of $1.5 million in bad debt expense at same-center properties,

•	an increase of $0.8 million in repairs and maintenance, due primarily to increased snow removal costs, and utilities at same-center and redevelopment properties,

•	an increase of $0.6 million attributable to properties acquired in 2008,

partially offset by

•	a decrease of $0.6 million in ground rent expense at same-center properties due to the acquisition of the fee interest in two land parcels at Bethesda Row in 2008,

•	a decrease of $0.3 million in insurance expense at same-center properties, and

•	a decrease of $0.3 million as a result of having demolished an operating property in 2008 for use in future development.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 22.1% in the three months ended March 31, 2009 from 21.8% in the three months ended March 31, 2008.

Real Estate Taxes

Real estate tax expense increased $1.5 million, or 12.2%, to $13.9 million in the three months ended March 31, 2009 compared to $12.4 million in the three months ended March 31, 2008. This increase is due primarily to an increase of $1.3 million related to higher tax assessments at same-center and redevelopment properties and an increase of $0.3 million related to properties acquired in 2008.

Property Operating Income

Property operating income increased $1.9 million, or 2.2% to $88.6 million in the three months ended March 31, 2009 compared to $86.7 million in the three months ended March 31, 2008. This increase is due primarily to growth in earnings at redevelopment properties and earnings attributable to properties acquired in 2008 partially offset by lower earnings in our same-center portfolio as discussed above.

Other

Interest Expense

Interest expense decreased $0.8 million, or 3.2%, to $23.6 million in the three months ended March 31, 2009 compared to $24.4 million in the three months ended March 31, 2008. This decrease is due primarily to the following:

•	a decrease of $3.0 million due to a lower overall weighted average borrowing rate,

partially offset by

•	an increase of $1.8 million due to higher borrowings, and

•	a decrease of $0.4 million in capitalized interest due primarily to substantial completion of our Arlington East (Bethesda Row) and Linden Square projects.

Gross interest costs were $24.9 million and $26.1 million in the three months ended March 31, 2009 and 2008, respectively. Capitalized interest was $1.4 million and $1.8 million in the three months ended March 31, 2009 and 2008, respectively.

General and Administrative Expense

General and administrative expense decreased $1.8 million, or 25.9%, to $5.1 million in the three months ended March 31, 2009 compared to $6.9 million in the three months ended March 31, 2008. The decrease is primarily due to lower personnel related costs and lower legal fees related to the litigation over a parcel of land adjacent to Santana Row.

Litigation Provision

The $20.6 million litigation provision in the three months ended March 31, 2009 is due to increasing the accrual for litigation regarding a parcel of land located adjacent to Santana Row. See page 15 of this Form 10-Q for further discussion on the litigation.

Depreciation and Amortization

Depreciation and amortization expense increased $3.2 million, or 12.6%, to $28.6 million in the three months ended March 31, 2009 from $25.4 million in the three months ended March 31, 2008. This increase is due primarily to capital improvements at same-center and redevelopment properties and 2008 acquisitions.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. No properties were sold during the three months ended March 31, 2009. The reported operating income of $0.6 million for the three months ended March 31, 2008, represents the operating income for the period during which we owned properties sold in 2008.

Gain on Sale of Real Estate from Discontinued Operations

The $0.9 million gain on sale of real estate from discontinued operations for the three months ended March 31, 2009 consists primarily of insurance proceeds received related to repairs we performed on certain condominium units at Santana Row as the result of defective work done by third party contractors in prior years.

Recently Adopted Accounting Pronouncements

On December 4, 2007, the FASB issued Statement No. 141 (R), “Business Combinations” (“SFAS No. 141 (R)”), which we adopted effective January 1, 2009. SFAS No. 141 (R) broadens and clarifies the definition of a business which will result in significantly more of our acquisitions being treated as business combinations rather than asset acquisitions. SFAS 141 (R) is effective for business combinations for which the acquisition date is on or after January 1, 2009, and therefore, will only impact prospective acquisitions with no change to the accounting for acquisitions completed prior to or on December 31, 2008. The new standard requires us to expense as incurred all acquisition related transaction costs which could include broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For acquisitions prior to January 1, 2009, such acquisition costs were capitalized as part of the acquisition cost. While the adoption did not have a material impact on our financial statements for the three months ended March 31, 2009, the impact to our financial statements will vary significantly depending on the timing and number of acquisitions or potential acquisitions, size of the acquisitions, and location of the acquisitions. Based on acquisitions in the last three years, transaction costs for single asset acquisitions typically ranged from $0.1 million to $1.0 million with significantly higher transaction costs for an acquisition of a larger portfolio. The new standard includes several other changes to the accounting for business combinations including requiring contingent consideration to be measured at fair value at acquisition and subsequently remeasured through the income statement if accounted for as a liability as the fair value changes, any adjustments during the purchase price allocation period to be “pushed back” to the acquisition date with prior periods being adjusted for any changes, and the business combination to be accounted for on the acquisition date or the date control is obtained. During 2008, we expensed all acquisition related costs for acquisitions which did not close prior to December 31, 2008.

On December 4, 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51” (“SFAS No. 160”). The new standard significantly changes the accounting and reporting of minority interests in the consolidated financial statements. The new standard requires a noncontrolling interest, which was previously referred to as a minority interest, to be recognized as a component of equity rather than included in the mezzanine section of the balance sheet where it was previously presented. Effective January 1, 2009, we reclassified $32.4 million from the mezzanine section of the balance sheet to shareholders’ equity. The terminology “minority interest” has been changed to “noncontrolling interest”. The “minority interest” caption on the statement of operations is now reflected as “net income attributable to the noncontrolling interests” and shown after consolidated net income. This is a presentation only change for minority interest on both the balance sheet and statement of operations and has no impact to net income, total liabilities and shareholders’ equity, or earnings per share. The statement also requires the recognition of 100% of the fair value of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest with subsequent acquisitions of the noncontrolling interest recorded as equity transactions. SFAS No. 160 was adopted effective January 1, 2009 and has been applied prospectively except for the presentation changes to the balance sheet and income statement which have been applied retrospectively in the 2008 financial statements. While there was no additional impact on the financial statements during the three months ended March 31, 2009, the additional impact on the financial statements will vary depending on the level of transactions with entities involving noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities and is effective for fiscal years beginning after November 15, 2008. We adopted SFAS No. 161 effective January 1, 2009 and the adoption did not have an impact on our consolidated financial statements as we currently have no derivative instruments outstanding.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to receive dividends (whether paid or unpaid) are participating securities, and should be included in computation of EPS pursuant to the two-class method. As part of our stock based compensation program, we issue restricted shares which vest over a three to six year period; these shares have non-forfeitable rights to dividends immediately after issuance. Prior to January 1, 2009, we excluded the unvested shares from the basic EPS calculation and included them using the treasury stock method in diluted earnings per share. Effective January 1, 2009, we adopted FSP EITF No. 03-6-1 and have calculated earnings per share for all periods presented under the two-class method. The two-class method is an earnings allocation methodology whereby earnings per share for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. The implementation did not result in a significant change to basic or diluted earnings per share for all periods presented.

In November 2008, the EITF issued Issue 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarified the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 clarified that equity method investments should initially be measured at cost, the issuance of shares by the investee would result in a gain or loss on issuance of shares reflected in the income statement of the equity investor, and that a loss in value of an equity investment which is other than a temporary decline should be recognized in accordance with APB 18, “The Equity Method of Accounting for Investments in Common Stock”. The consensus was effective on a prospective basis beginning on January 1, 2009, and did not have a material impact on our financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

In April 2009, FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP is effective for interim periods ending after June 15, 2009, and will require additional disclosure starting in our June 30, 2009, Form 10-Q.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our common and preferred shareholders in the form of dividends. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our REIT taxable income.

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

At March 31, 2009, we had approximately $369 million of debt maturing in 2009, of which $200 million matures in November 2009 and $169 million matures in December 2009. While the maturities do not occur until the end of 2009, we focused significant efforts to refinance the debt in advance of the maturities due to the current state of the capital markets. In April 2009, we closed on a ten year mortgage loan secured by Rollingwood Apartments for $24.1 million at a stated rate of 5.54% and an annual effective rate of 5.72%. On May 4, 2009, we closed on a $372 million term loan which bears interest at LIBOR, subject to a 1.50% floor, plus 300 basis points and matures in July 2011. We used the proceeds to repay our $200 million term loan and the outstanding balance on our revolving credit facility. We have also obtained commitments aggregating approximately $139 million for a five-year loan secured by four retail assets in Northern Virginia that is expected to bear interest at a stated rate of 7.50% and an annual effective rate of 7.72%. However, we can provide no assurance that we will be successful in closing the secured loan or that the terms of the loan will be the same as disclosed above.

Due to the refinancing of our maturing debt several months in advance of the maturity, we will incur additional interest expense due to higher interest rates on such debt and due to a temporary increase in our debt outstanding until we can use the proceeds to retire maturing debt. Notwithstanding adverse market conditions, we currently believe that cash flows from operations, secured and unsecured refinancings, and our revolving credit facility will be sufficient to finance our operations and fund our capital expenditures.

Our overall capital requirements in 2009 include not only refinancing of the debt maturities as discussed above, but will also depend upon acquisition opportunities, the level of improvements and redevelopments of existing properties and the timing and cost of development of future phases of existing properties. While the amount of future expenditures will depend on numerous factors, we expect to incur similar levels of capital expenditures in 2009 compared to prior periods which will be funded on a short-term basis with the revolving credit facility and on a long-term basis, with longer term debt or equity. Although there is no intent at this time, if market conditions continue to deteriorate, we may also delay the timing of certain redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

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

Cash and cash equivalents were $22.5 million at March 31, 2009, which is a $7.2 million increase from the balance of cash and cash equivalents at December 31, 2008. Cash and cash equivalents are not a good indicator of our liquidity. We have a $300.0 million unsecured revolving credit facility that matures July 27, 2010, subject to a one-year extension at our option, of which $141.0 million was outstanding at March 31, 2009. During the three months ended March 31, 2009, the maximum amount of borrowings outstanding under our revolving credit facility was $172.5 million and the weighted average amount of borrowings outstanding was $141.6 million. We expect to utilize our credit facility to fund short-term operating needs, including capital expenditures and acquisitions.

Contractual Debt Obligations – Fixed Rate Debt

The following table provides a summary of our fixed rate debt obligations, including both principal and interest payments, as of March 31, 2009. The table only incorporates debt obligations as of March 31, 2009, and does not incorporate any of second quarter 2009 refinancings discussed above. Therefore, the table provides limited predictive value for future principal and interest payments.

	Fixed Rate Debt - Principal and Interest Payments by Period
	Total	2009	2010-2011	2012-2013	After 2013
	(In thousands)
Fixed rate debt	$1,815,388	$239,513	$267,362	$498,804	$809,709
Capital lease obligations	180,616	4,195	11,180	11,201	154,040

Total fixed rate debt obligations	$1,996,004	$243,708	$278,542	$510,005	$963,749

Contractual Debt Obligations – Variable Rate Debt

At March 31, 2009, variable rate debt includes our $200 million term loan which bears interest at LIBOR plus 0.575% and $141 million on our revolving credit facility which bears interest at LIBOR plus 0.425%. Both of these borrowings were repaid in May 2009 with proceeds from our new $372 million term loan as discussed above. The remaining variable rate debt of $9.4 million has an interest rate of 0.549% at March 31, 2009, and matures in October 2016.

Summary of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash provided by operating activities	$72,586	$52,420
Cash used in investing activities	(30,905)	(38,815)
Cash used in financing activities	(34,444)	(36,642)

Increase (decrease) in cash and cash equivalents	7,237	(23,037)
Cash and cash equivalents, beginning of year	15,223	50,691

Cash and cash equivalents, end of period	$22,460	$27,654

Net cash provided by operating activities increased $20.2 million to $72.6 million during the three months ended March 31, 2009 from $52.4 million during the three months ended March 31, 2008. The increase was primarily attributable to a $16.0 million increase in cash provided by operating activities due primarily to higher accounts payable and accrued expenses balances and lower accounts receivable balances as well as $4.2 million lower net income before gain on sale of real estate, litigation provision, income from real estate partnership, depreciation and amortization, and other non-cash expenses.

Net cash used in investing activities decreased $7.9 million to $30.9 million during the three months ended March 31, 2009 from $38.8 million during the three months ended March 31, 2008. The decrease was primarily attributable to $6.6 million in lower capital expenditures and $0.6 million in lower leasing costs.

Net cash used in financing activities decreased $2.2 million to $34.4 million during the three months ended March 31, 2009 from $36.6 million during the three months ended March 31, 2008. The decrease was primarily attributable to:

•	$17.5 million increase in net borrowings on our revolving credit facility,

partially offset by

•	$6.1 million purchase and retirement of a portion of our 8.75% senior notes which are due in December 2009

•	$4.5 million increase in repayment of mortgages, capital leases and notes payable due substantially to the payoff in January 2009 of a loan secured by a portion of Mercer Mall,

•	$2.6 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, and

•	$1.4 million decrease in the number of new common shares issued during the quarter.

Off-Balance Sheet Arrangements

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion has substantive participating rights and we cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2009, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. At March 31, 2009, the Partnership had approximately $81.3 million of mortgages payable outstanding; our investment in the Partnership was $28.7 million.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of March 31, 2009:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2009	Stated Interest Rate as of March 31, 2009	Maturity Date
	(Dollars in thousands)
Mortgage loans (1)
Secured fixed rate
Federal Plaza	36,500	$32,976	6.750%	June 1, 2011
Tysons Station	7,000	6,028	7.400%	September 1, 2011
Courtyard Shops	Acquired	7,679	6.870%	July 1, 2012
Bethesda Row	Acquired	19,996	5.370%	January 1, 2013
Bethesda Row	Acquired	4,405	5.050%	February 1, 2013
White Marsh Plaza (2)	Acquired	10,058	6.040%	April 1, 2013
Crow Canyon	Acquired	21,113	5.400%	August 11, 2013
Melville Mall (3)	Acquired	24,291	5.250%	September 1, 2014
THE AVENUE at White Marsh	Acquired	59,752	5.460%	January 1, 2015
Barracks Road	44,300	41,191	7.950%	November 1, 2015
Hauppauge	16,700	15,528	7.950%	November 1, 2015
Lawrence Park	31,400	29,197	7.950%	November 1, 2015
Wildwood	27,600	25,663	7.950%	November 1, 2015
Wynnewood	32,000	29,754	7.950%	November 1, 2015
Brick Plaza	33,000	30,492	7.415%	November 1, 2015
Shoppers’ World	Acquired	5,833	5.910%	January 31, 2021
Mount Vernon (4)	13,250	11,556	5.660%	April 15, 2028
Chelsea	Acquired	8,063	5.360%	January 15, 2031

Subtotal		383,575
Net unamortized discount		(408)

Total mortgage loans		383,167

Notes payable
Unsecured fixed rate
Other	2,221	2,321	6.50%	April 1, 2012
Perring Plaza renovation	3,087	1,135	10.000%	January 31, 2013
Unsecured variable rate
Term loan (5)	200,000	200,000	LIBOR + 0.575%	November 6, 2009
Revolving credit facility (6)	300,000	141,000	LIBOR + 0.425%	July 27, 2010
Escondido (Municipal bonds) (7)	9,400	9,400	0.549%	October 1, 2016

Total notes payable		353,856

Senior notes and debentures
Unsecured fixed rate
8.75% notes (8)	175,000	168,855	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures	50,000	29,200	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal		948,055
Net unamortized premium		2,346

Total senior notes and debentures		950,401

Capital lease obligations
Various		63,195	Various	Various through 2106

Total debt and capital lease obligations		$1,750,619

1)	Mortgage loans do not include our 30% share ($24.4 million) of the $81.3 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.
2)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.35 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.
3)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.
4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
5)	The weighted average effective interest rate, before amortization of debt fees, was 2.14% for the three months ended March 31, 2009. On May 4, 2009, we refinanced our existing $200 million term loan with a new $372 million term loan which bears interest at LIBOR, subject to a 1.50% floor, plus 300 basis points and will mature in July 2011. The $200 million term loan was repaid with the proceeds from the new $372 million term loan.
6)	The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2009 was $172.5 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.52% for the three months ended March 31, 2009. This credit facility matures on July 27, 2010, subject to a one-year extension at our option.
7)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
8)	On January 12, 2009, February 5, 2009, and February 27, 2009, we purchased and retired $5.0 million, $0.9 million, and $0.2 million, respectively, on our 8.75% notes. On April 1, 2009, we purchased and retired $5.0 million of the outstanding $168.9 million balance of our 8.75% notes. The notes were repaid with funds borrowed on our $300 million revolving credit facility.

Our credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2009, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant or default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.

The following is a summary of our scheduled principal repayments as of March 31, 2009:

	Secured	Capital Lease	Unsecured		Total
	(In thousands)
Remainder of 2009	$5,245	$923	$369,973	(1)	$376,141
2010	7,714	1,305	141,861	(2)	150,880
2011	45,039	1,399	75,720		122,158
2012	14,662	1,500	175,727		191,889
2013	59,460	1,609	135,030		196,099
Thereafter	251,455	56,459	403,600		711,514

	$383,575	$63,195	$1,301,911		$1,748,681	(3)

1)	On April 1, 2009, we purchased and retired $5.0 million of the outstanding $168.9 million balance of our 8.75% notes. The notes were repaid with funds borrowed on our $300 million revolving credit facility. On May 4, 2009, we refinanced our existing $200 million term loan with a new $372 million term loan which bears interest at LIBOR, subject to a 1.50% floor, plus 300 basis points and will mature in July 2011.
2)	Our $300 million four-year revolving credit facility matures on July 27, 2010, subject to a one-year extension at our option. As of March 31, 2009, there was $141.0 million drawn under this credit facility.
3)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of March 31, 2009.

Interest Rate Hedging

We had no hedging instruments outstanding during the three months ended March 31, 2009. We use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and do not enter into derivative instruments for speculative purposes.

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

Effective January 1, 2009, we adopted FSP EITF No. 03-6-1 and have calculated FFO per share for all periods presented under the two-class method. The two-class method is an earnings allocation methodology whereby earnings per share for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. The implementation resulted in a decrease to the March 31, 2008 reported FFO per share from $0.94 to $0.93 as presented below. FFO per share for prior periods has been restated to conform to the requirements of FSP EITF No. 03-6-1.

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Net income attributable to the Trust	$10,484	$29,986
Gain on sale of real estate	(915)	—
Depreciation and amortization of real estate assets	25,436	22,950
Amortization of initial direct costs of leases	2,667	2,022
Depreciation of joint venture real estate assets	354	330

Funds from operations	38,026	55,288
Dividends on preferred stock	(135)	(135)
Income attributable to operating partnership units	—	232
Income attributable to unvested shares	(130)	(196)

Funds from operations available for common shareholders (2)	$37,761	$55,189

Weighted average number of common shares, diluted (1)	58,960	59,161

Funds from operations available for common shareholders, per diluted share (2)	$0.64	$0.93

(1)	For the three months ended March 31, 2008, the weighted average common shares used to compute FFO per diluted share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share for the three months ended March 31, 2008, but is anti-dilutive for the three months ended March 31, 2009, as well as anti-dilutive for the computation of diluted EPS for the periods presented.

(2)	FFO and FFO per diluted share for the three months ended March 31, 2009, include a $20.6 million charge for increasing the accrual for litigation regarding a parcel of land located adjacent to Santana Row. See page 15 of this Form 10-Q for further discussion on the litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2009, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

Interest Rate Risk

The following discusses the effect of hypothetical changes in market rates of interest on interest expense for our variable rate debt and on the fair value of our total outstanding debt, including our fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. Quoted market prices were used to estimate the fair value of our marketable senior notes and debentures and discounted cash flow analysis is generally used to estimate the fair value of our mortgage and notes payable. Considerable judgment is necessary to estimate the fair value of financial instruments. This analysis does not purport to take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure.

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2009, we had $1.4 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at March 31, 2009 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $41.5 million. If interest rates on our fixed-rate debt instruments at March 31, 2009 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $44.1 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2009, we had $350.4 million of variable rate debt outstanding. Based upon this amount of variable rate debt, if interest rates increased 1.0%, our annual interest expense would increase by approximately $3.5 million, and our net income and cash flows for the year would decrease by approximately $3.5 million. Conversely, if interest rates decreased 1.0%, our annual interest expense would decrease by approximately $3.5 million, and our net income and cash flows for the year would increase by approximately $3.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In May 2003, a breach of contract action was filed against us which alleged that a one page document entitled “Final Proposal” constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The “Final Proposal” explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008 and the court recently issued a tentative ruling awarding damages to the plaintiff of approximately $14.4 million plus interest. A final judgment awarding damages and determining interest is not expected to be entered for a few weeks. We and the plaintiff have filed briefs with the court addressing various items raised in the court’s tentative ruling. The plaintiff has alleged in its brief that the damages award should be $15.5 million. Based on our calculations and estimates provided by the plaintiff, interest is estimated to be in a range of approximately $2.1 million to $8.4 million. We believe and have recently filed arguments supporting a lower damages amount and will file arguments supporting a lower interest amount towards the low end of the range. However, based on the tentative ruling and information currently available, our best estimate of damages is $14.3 million plus interest of $7.1 million for a total of $21.4 million. Accordingly, we have increased our accrual for this matter from $0.8 million at December 31, 2008, to $21.4 million at March 31, 2009. The increase in our accrual of $20.6 million is presented as a separate line item in our consolidated statement of operations. Other costs may be asserted by the plaintiff, however, we are unable to estimate the amount or a reasonable range of likely outcomes at this time. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever. Accordingly, we intend to appeal the judgment once the final judgment on damages is entered.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009. These factors include, but are not limited to, the following:

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

We intend to hold our Annual Meeting of Shareholders on May 6, 2009.

Item 6.	EXHIBITS

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

May 6, 2009	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee (Principal Executive Officer)

May 6, 2009	/s/ Andrew P. Blocher
Andrew P. Blocher,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004 (previously filed as Exhibit 3.1 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 1-07533) (the “2005 2Q Form 10-Q”) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004 and February 17, 2006 (previously filed as Exhibit 3.2 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-07533) (the “2005 Form 10-K”) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated as of March 11, 2009, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.3 to the Trust’s current Report on Form 8-K (File No. 001-07533) and incorporated herein by reference)

4.6	Indenture dated December 13, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; and 5.40% Notes due 2013 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Fiscal Agency Agreement dated as of October 28, 1993 between the Trust and Citibank, N.A. (previously filed as an exhibit to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 1-07533) and incorporated herein by reference)

10.3	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.4	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.5	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.6	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

Exhibit No.	Description
10.7	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.8	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.9	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.10	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) and incorporated herein by reference)

10.11	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.12	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 and incorporated herein by reference)

10.13	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.14	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.15	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.16	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.20	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.21	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

10.22	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 1-07533) and incorporated herein by reference)

10.23	Restricted Share Award Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.23 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No 1-07533) (the “2007 Form 10-K”) and incorporated herein by reference)

10.24	Severance Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.24 to the 2007 Form 10-K and incorporated herein by reference)

10.25	Credit Agreement dated as of November 9, 2007, by and among the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.25 to the 2007 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.26	Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.27	Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.28	Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.29	Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.30	Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (previously filed as Exhibit 10.29 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.31	Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.32	Amendment to Change in Control Agreement between the Trust and Andrew P. Blocher dated January 1, 2009 (previously filed as Exhibit 10.31 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.33	Amendment to Stock Option Agreements between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.32 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.34	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.35

Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and

Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.36	Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.37	Credit Agreement dated as of May 4, 2009, by and among the Trust, Wachovia Capital Markets LLC, PNC Capital Markets LLC, Wachovia Bank, National Association, PNC Bank, National Association and various other financial institutions (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)