Form 10-K/A
period 2008-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2009-06-25
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

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

FEDERAL REALTY INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2008

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008, originally filed on February 26, 2009 (the “Original Filing”), is being filed to include information related to the sale of unregistered securities which was inadvertently omitted from the Original Filing. In addition, we are including with this Amendment No. 1 currently dated certifications. No other information in the Original Filing has been amended or modified hereby.

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

Recent Sales of Unregistered Shares

Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2008, 3,000 operating partnership units were redeemed for cash. During the three months ended December 31, 2008, we issued 436 unregistered shares at a weighted average price per share of $57.78 pursuant to our Dividend Reinvestment and Stock Purchase Plan (the “Plan”). Our registration statement on Form S-3 relating to the Plan expired on December 1, 2008. As a result, these shares were inadvertently sold under an expired registration statement and do not appear to qualify for an exemption from registration under the Securities Act of 1933, as amended. We expect to file a new registration statement relating to the Plan by the end of the second quarter of 2009. All other equity securities sold by us during 2008 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No equity securities were purchased by us during 2008. However, 13,961 common shares were placed into treasury as a result of restricted shares forfeited by former employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

(a) A list of exhibits filed as part of this Amendment No. 1 to Form 10-K is set forth in (b) below.

(b)

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 25th day of June 2009.

FEDERAL REALTY INVESTMENT TRUST

/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DONALD C. WOOD	Chief Executive Officer, Trustee (Principal Executive Officer)	June 25, 2009
Donald C. Wood

/S/ ANDREW P. BLOCHER	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 25, 2009
Andrew P. Blocher

/S/ JOSEPH S. VASSALLUZZO*	Non-Executive Chairman	June 25, 2009
Joseph S. Vassalluzzo

/S/ JON E. BORTZ*	Trustee	June 25, 2009
Jon Bortz

/S/ DAVID W. FAEDER*	Trustee	June 25, 2009
David W. Faeder

/S/ KRISTIN GAMBLE *	Trustee	June 25, 2009
Kristin Gamble

/S/ GAIL P. STEINEL*	Trustee	June 25, 2009
Gail P. Steinel

/S/ WARREN M. THOMPSON*	Trustee	June 25, 2009
Warren M. Thompson

*By:	/s/ Dawn M. Becker
Dawn M. Becker Attorney-in-fact

4