Form 10-Q/A
period 2009-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2009-06-25
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of Registrant’s common shares outstanding on May 4, 2009 was 59,105,589

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q/A

QUARTER ENDED MARCH 31, 2009

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed on May 6, 2009 (the “Original Filing”), is being filed to include information related to the sale of unregistered securities which was inadvertently omitted from the Original Filing. In addition, we are including with this Amendment No. 1 currently dated certifications. No other information in the Original Filing has been amended or modified hereby.

Part II. Other Information

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, we issued 12,918 unregistered shares at a weighted average price per share of $53.17 pursuant to our Dividend Reinvestment and Stock Purchase Plan (the “Plan”). Our registration statement on Form S-3 relating to the Plan expired on December 1, 2008. As a result, these shares were inadvertently sold under an expired registration statement and do not appear to qualify for an exemption from registration under the Securities Act of 1933, as amended. We expect to file a new registration statement relating to the Plan by the end of the second quarter of 2009.

Item 6. EXHIBITS

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

FEDERAL REALTY INVESTMENT TRUST

June 25, 2009	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee (Principal Executive Officer)

June 25, 2009	/s/ Andrew P. Blocher
Andrew P. Blocher,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

2