Form 10-Q
period 2009-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2009-11-04
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of Registrant’s common shares outstanding on October 30, 2009 was 61,186,594.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2008, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K (as amended). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating	$3,643,592	$3,567,035
Construction-in-progress	84,172	106,650

	3,727,764	3,673,685
Less accumulated depreciation and amortization	(913,939)	(846,258)

Net real estate	2,813,825	2,827,427
Cash and cash equivalents	408,428	15,223
Accounts and notes receivable	72,188	73,688
Mortgage notes receivable	48,401	45,780
Investment in real estate partnership	28,826	29,252
Prepaid expenses and other assets	95,532	95,344
Debt issuance costs, net of accumulated amortization of $8,208 and $6,484, respectively	13,085	6,062

TOTAL ASSETS	$3,480,285	$3,092,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$542,026	$389,318
Capital lease obligations	62,587	63,492
Notes payable	383,788	336,391
Senior notes and debentures	1,053,816	956,584
Accounts payable and accrued expenses	110,397	86,950
Dividends payable	40,757	38,719
Security deposits payable	11,383	11,309
Other liabilities and deferred credits	61,266	63,059

Total liabilities	2,266,020	1,945,822
Commitments and contingencies (Note F)
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 61,176,306 and 58,985,678 shares issued and outstanding, respectively	612	590
Additional paid-in capital	1,649,679	1,530,589
Accumulated dividends in excess of net income	(477,868)	(426,574)

Total shareholders’ equity of the Trust	1,182,420	1,114,602
Noncontrolling interests	31,845	32,352

Total shareholders’ equity	1,214,265	1,146,954

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,480,285	$3,092,776

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2009	2008
	(In thousands, except per share data)
REVENUE
Rental income	$126,169	$126,594
Other property income	3,714	4,005
Mortgage interest income	1,109	1,108

Total revenue	130,992	131,707

EXPENSES
Rental expenses	24,367	27,547
Real estate taxes	14,485	14,692
General and administrative	5,749	5,391
Litigation provision	330	—
Depreciation and amortization	28,410	28,631

Total operating expenses	73,341	76,261

OPERATING INCOME	57,651	55,446
Other interest income	924	115
Interest expense	(30,209)	(25,337)
Income from real estate partnership	473	407

INCOME FROM CONTINUING OPERATIONS	28,839	30,631
DISCONTINUED OPERATIONS
Income from discontinued operations	—	348
Gain on sale of real estate from discontinued operations	—	7,438

Results from discontinued operations	—	7,786

NET INCOME	28,839	38,417
Net income attributable to noncontrolling interests	(1,406)	(1,315)

NET INCOME ATTRIBUTABLE TO THE TRUST	27,433	37,102
Dividends on preferred stock	(136)	(136)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$27,297	$36,966

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.45	$0.50
Discontinued operations	—	0.13

	$0.45	$0.63

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.45	$0.50
Discontinued operations	—	0.13

	$0.45	$0.63

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands, except per share data)
REVENUE
Rental income	$379,465	$371,304
Other property income	9,258	12,015
Mortgage interest income	3,683	3,342

Total revenue	392,406	386,661

EXPENSES
Rental expenses	78,144	80,993
Real estate taxes	43,138	41,132
General and administrative	16,170	19,451
Litigation provision	21,087	—
Depreciation and amortization	86,635	81,805

Total operating expenses	245,174	223,381

OPERATING INCOME	147,232	163,280
Other interest income	1,274	662
Interest expense	(79,622)	(74,166)
Early extinguishment of senior notes	(968)	—
Income from real estate partnership	1,074	1,180

INCOME FROM CONTINUING OPERATIONS	68,990	90,956
DISCONTINUED OPERATIONS
Income from discontinued operations	218	1,724
Gain on sale of real estate from discontinued operations	1,298	7,438

Results from discontinued operations	1,516	9,162

NET INCOME	70,506	100,118
Net income attributable to noncontrolling interests	(4,172)	(4,056)

NET INCOME ATTRIBUTABLE TO THE TRUST	66,334	96,062
Dividends on preferred stock	(406)	(406)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$65,928	$95,656

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.08	$1.47
Discontinued operations	0.03	0.16

	$1.11	$1.63

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.07	$1.46
Discontinued operations	0.03	0.16

	$1.10	$1.62

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2009

(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Stock		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2008	399,896	$9,997	58,985,678	$590	$1,530,589	$(426,574)	$32,352	$1,146,954

Net income/Comprehensive income	—	—	—	—	—	66,334	4,172	70,506
Dividends declared to common shareholders	—	—	—	—	—	(117,222)	—	(117,222)
Dividends declared to preferred shareholders	—	—	—	—	—	(406)	—	(406)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(4,624)	(4,624)
Common shares issued	—	—	1,995,504	20	109,993	—	—	110,013
Exercise of stock options	—	—	73,000	1	1,642	—	—	1,643
Shares issued under dividend reinvestment plan	—	—	39,605	—	2,038	—	—	2,038
Share-based compensation expense, net	—	—	82,519	1	5,448	—	—	5,449
Conversion and redemption of OP units	—	—	—	—	(31)	—	(55)	(86)

BALANCE AT SEPTEMBER 30, 2009	399,896	$9,997	61,176,306	$612	$1,649,679	$(477,868)	$31,845	$1,214,265

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
OPERATING ACTIVITIES
Net income	$70,506	$100,118
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	86,635	81,838
Litigation provision	20,632	—
Gain on sale of real estate	(1,298)	(7,438)
Early extinguishment of senior notes	968	—
Income from real estate partnership	(1,074)	(1,180)
Other, net	4,140	729
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	6,128	(2,877)
Increase in prepaid expenses and other assets	(2,460)	(1,376)
Increase (decrease) in accounts payable and accrued expenses	7,291	(238)
Increase in security deposits and other liabilities	2,736	4,928

Net cash provided by operating activities	194,204	174,504
INVESTING ACTIVITIES
Acquisition of real estate	—	(99,580)
Capital expenditures—development and redevelopment	(57,739)	(75,624)
Capital expenditures—other	(16,627)	(22,606)
Proceeds from sale of real estate	2,122	38,062
Distribution from real estate partnership in excess of earnings	382	200
Leasing costs	(6,747)	(7,524)
Issuance of mortgage and other notes receivable, net	(1,733)	(135)

Net cash used in investing activities	(80,342)	(167,207)
FINANCING ACTIVITIES
Net (repayment) borrowings under revolving credit facility, net of costs	(123,500)	129,000
Issuance of senior notes, net of costs	147,534	—
Purchase and retirement of senior notes/debentures	(52,278)	(20,800)
Issuance of mortgages, capital leases and notes payable, net of costs	526,617	—
Repayment of mortgages, capital leases and notes payable	(212,424)	(15,294)
Extension fee on term loan	—	(200)
Issuance of common shares	113,694	10,421
Dividends paid to common and preferred shareholders	(115,593)	(107,963)
Distributions to noncontrolling interests	(4,707)	(4,161)

Net cash provided by (used in) financing activities	279,343	(8,997)

Increase (decrease) in cash and cash equivalents	393,205	(1,700)
Cash and cash equivalents at beginning of year	15,223	50,691

Cash and cash equivalents at end of period	$408,428	$48,991

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

September 30, 2009

(Unaudited)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of September 30, 2009, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use projects which are operated as 84 predominantly retail real estate properties.

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

Basis of Presentation

Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control or manage, using the equity method of accounting. Subsequent events have been evaluated through November 4, 2009, which is the date the financial statements were issued. Certain 2008 amounts have been reclassified to conform to current period presentation.

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

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$83,815	$78,274
Interest capitalized	(4,193)	(4,108)

Interest expense	$79,622	$74,166

Cash paid for interest, net of amounts capitalized	$74,880	$71,464

Cash (received) paid for income taxes	$(759)	$444

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Mortgage loans assumed with acquisition	$—	$32,465
Extinguishment of capital lease obligation	$—	$11,545
Note payable issued with acquisition	$—	$2,221
Increase in valuation of interest rate swap	$—	$86

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

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting requirements, which make the FASB Accounting Standards Codification (“Codification”) the single source of authoritative literature for U.S. accounting and reporting standards. The Codification is not meant to change existing GAAP but rather provide a single source for all literature. We adopted the standard during the quarter ended September 30, 2009, which required us to change certain disclosures in our financial statements to reflect Codification references or “plain English” references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of this requirement did not have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted a new accounting standard that broadens and clarifies the definition of a business, which will result in significantly more of our acquisitions being treated as business combinations rather than asset acquisitions. The new requirement is effective for business combinations for which the acquisition date is on or after January 1, 2009, and therefore, will only impact prospective acquisitions with no change to the accounting for acquisitions completed prior to or on December 31, 2008. The new standard requires us to expense all acquisition related transaction costs as incurred which could include broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For acquisitions prior to January 1, 2009, these costs were capitalized as part of the acquisition cost. While the adoption did not have a material impact on our financial statements for the three and nine months ended September 30, 2009, the impact to our future consolidated financial statements will vary significantly depending on the timing and number of acquisitions or potential acquisitions, size of the acquisitions, and location of the acquisitions. Based on acquisitions in the last three years, transaction costs for single asset acquisitions typically ranged from $0.1 million to $1.0 million with significantly higher transaction costs for an acquisition of a larger portfolio. The new standard includes several other changes to the accounting for business combinations including requiring contingent consideration to be measured at fair value at acquisition and subsequently remeasured through the income statement if accounted for as a liability as the fair value changes, any adjustments during the purchase price allocation period to be “pushed back” to the acquisition date with prior periods being adjusted for any changes, and the business combination to be accounted for on the acquisition date or the date control is obtained. During 2008, we expensed all acquisition related costs for acquisitions which did not close prior to December 31, 2008.

Effective January 1, 2009, we adopted a new accounting standard that significantly changes the accounting and reporting of minority interests in the consolidated financial statements and requires a noncontrolling interest, which was previously referred to as a minority interest, to be recognized as a component of equity rather than included in the mezzanine section of the balance sheet where it was previously presented. On January 1, 2009, we reclassified $32.4 million from the mezzanine section of the balance sheet to shareholders’ equity. The terminology “minority interest” has been changed to “noncontrolling interest”. The “minority interest” caption on the statement of operations is now reflected as “net income attributable to noncontrolling interests” and shown after

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

consolidated net income. This is a presentation only change for minority interest on both the balance sheet and statement of operations and has no impact to net income, total liabilities and shareholders’ equity, or earnings per share. The statement also requires the recognition of 100% of the fair value of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest with subsequent acquisitions of the noncontrolling interest recorded as equity transactions. The new accounting standard was adopted effective January 1, 2009 and has been applied prospectively except for the presentation changes to the balance sheet and statement of operations which have been applied retrospectively in the 2008 consolidated financial statements. While there was no additional impact on the consolidated financial statements during the three and nine months ended September 30, 2009, the impact on our future consolidated financial statements will vary depending on the level of transactions with entities involving noncontrolling interests.

Effective January 1, 2009, we adopted a new accounting standard that requires enhanced disclosures about an entity’s derivative instruments and hedging activities. The adoption did not have an impact on our consolidated financial statements as we currently have no derivative instruments outstanding.

Effective January 1, 2009, we adopted a new accounting standard which impacts the treatment of unvested share-based payment awards in the earnings per share calculation. The impact of the adoption on our consolidated financial statements is further discussed in Note J to these consolidated financial statements.

Effective January 1, 2009, we adopted a new accounting standard which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The new accounting standard clarifies that equity method investments should initially be measured at cost, the issuance of shares by the investee would result in a gain or loss on issuance of shares reflected in the income statement of the equity investor, and that a loss in value of an equity investment which is other than a temporary decline should be recognized. The standard was effective on a prospective basis beginning on January 1, 2009, and did not have a material impact on our financial position, results of operations, or cash flows.

During the quarter ended June 30, 2009, we adopted a new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We have included the additional disclosures in Note E to these consolidated financial statements.

During the quarter ended June 30, 2009, we adopted a new accounting standard which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued and requires disclosure of the date through which subsequent events have been evaluated. We have added disclosure in Note A under “Basis of Presentation” regarding the date through which we have evaluated subsequent events.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which provides certain changes to the evaluation of a VIE including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. The statement is effective January 1, 2010, and is applicable to all entities in which an enterprise has a variable interest. We are currently evaluating the impact SFAS No. 167 will have on our consolidated financial statements.

NOTE B—REAL ESTATE

On June 26, 2009, one of our tenants acquired from us our fee interest in a land parcel in White Marsh, Maryland, that was subject to a long-term ground lease. The ground lease involved an option for the tenant to purchase the fee interest. The sales price was $2.1 million and resulted in a gain of $0.4 million.

The revenue from properties included in discontinued operations was $0 and $0.8 million for the three months ended September 30, 2009 and 2008, respectively, and $0.2 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

NOTE C—REAL ESTATE PARTNERSHIP

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion has substantive participating rights and we cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2009, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
OPERATING RESULTS
Revenue	$5,027	$4,787	$14,523	$14,273
Expenses
Other operating expenses	1,323	1,242	4,307	3,747
Depreciation and amortization	1,278	1,193	3,764	3,570
Interest expense	1,131	1,134	3,396	3,404

Total expenses	3,732	3,569	11,467	10,721

Net income	$1,295	$1,218	$3,056	$3,552

Our share of net income from real estate partnership	$473	$407	$1,074	$1,180

	September 30, 2009	December 31, 2008
	(In thousands)
BALANCE SHEETS
Real estate, net	$184,590	$187,910
Cash	2,962	2,604
Other assets	7,020	7,066

Total assets	$194,572	$197,580

Mortgages payable	$81,227	$81,365
Other liabilities	6,008	7,363
Partners’ capital	107,337	108,852

Total liabilities and partners’ capital	$194,572	$197,580

Our share of unconsolidated debt	$24,368	$24,410

Our investment in real estate partnership	$28,826	$29,252

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

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

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

On August 13, 2009, we issued $150.0 million of fixed rate senior notes that mature on August 15, 2014 and bear interest at 5.95%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were $147.5 million.

As of and for the three months ended September 30, 2009, the balance outstanding on our revolving credit facility was $0. During the nine months ended September 30, 2009, the maximum amount of borrowings outstanding under our $300 million revolving credit facility was $172.5 million and the weighted average amount of borrowings outstanding was $63.7 million. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 1.37% for the nine months ended September 30, 2009.

Our revolving credit facility, term loan, and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2009, we were in compliance with all loan covenants.

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

	September 30, 2009
	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$925,814	$933,607
Senior notes and debentures	$1,053,816	$1,041,143

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

In May 2003, a breach of contract action was filed against us which alleged that a one page document entitled “Final Proposal” constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The “Final Proposal” explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest. Based on this tentative ruling, we estimated interest could range from $2.1 million to $8.4 million. Accordingly, considering all the information available to us on May 6, 2009, when we filed our Form 10-Q for the three months ended March 31, 2009, our best estimate of damages, interest, and other costs was $21.4 million. Accordingly, we increased our accrual for the matter from $0.8 million at December 31, 2008, to $21.4 million at March 31, 2009. The increase in our accrual of $20.6 million is presented as a separate line item in our consolidated statement of operations, and the $21.4 million accrual is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheet as of September 30, 2009.

In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit. In July 2009, we and the plaintiff both filed a notice of appeal. The plaintiff also filed reimbursement motions for $2.1 million of legal fees, expert fees, and court costs of which $1.9 million was subsequently denied.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

We expect the appeal process will take in excess of a year to complete; all judgments will be stayed until completion of the appeals. Given the uncertainty surrounding the final outcome of the lawsuit, no further adjustment was made to the $21.4 million litigation provision accrual. During the three and nine months ended September 30, 2009, we incurred additional legal and other costs related to the lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statement of operations. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever, and will vigorously defend our position as part of the appeal process.

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

Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 371,260 operating units are outstanding which have a total fair value of $22.8 million, based on our closing stock price on September 30, 2009.

NOTE G—SHAREHOLDERS’ EQUITY

On August 14, 2009, we issued 2.0 million common shares at $57.50 per share, for cash proceeds of approximately $110.0 million net of expenses of the offering.

The following table provides a summary of dividends declared and paid per share:

	Nine months Ended September 30,
	2009		2008
	Declared	Paid	Declared	Paid
Common shares	$1.960	$1.950	$1.870	$1.830
5.417% Series 1 Cumulative Convertible Preferred	$1.016	$1.016	$1.016	$1.016

NOTE H—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Minimum rents
Retail and commercial	$93,312	$92,306	$280,084	$272,834
Residential	5,301	4,845	15,918	12,970
Cost reimbursement	24,304	26,604	74,277	75,885
Percentage rent	1,164	1,298	3,811	5,428
Other	2,088	1,541	5,375	4,187

Total rental income	$126,169	$126,594	$379,465	$371,304

Minimum rents include $1.3 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively, and $3.9 million and $4.2 million for the nine months ended September 30, 2009 and 2008, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $0.4 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively, to recognize income from the amortization of in-place leases. Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, the Crest at Congressional Plaza Apartments, Santana Row, and Arlington East (Bethesda Row). The first rental units at Arlington East were delivered and became rent paying in late May 2008.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

NOTE I—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Share-based compensation incurred
Grants of common shares	$1,357	$1,544	$4,342	$4,995
Grants of options	324	313	1,107	1,039

	1,681	1,857	5,449	6,034
Capitalized share-based compensation	(248)	(306)	(704)	(909)

Share-based compensation expense	$1,433	$1,551	$4,745	$5,125

NOTE J—EARNINGS PER SHARE

In June 2008, the FASB issued a new accounting standard which requires unvested share-based payment awards that contain non-forfeitable rights to receive dividends (whether paid or unpaid) to be treated as participating securities and should be included in computation of EPS pursuant to the two-class method. As part of our stock based compensation program, we issue restricted shares which typically vest over a three to six year period; these shares have non-forfeitable rights to dividends immediately after issuance. Prior to January 1, 2009, we excluded the unvested shares from the basic EPS calculation and included them in diluted earnings per share using the treasury stock method.

Effective January 1, 2009, we adopted the new accounting standard and have calculated earnings per share under the two-class method. The two-class method is an earnings allocation methodology whereby earnings per share for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For each of the three and nine months ended September 30, 2009 and 2008, we had approximately 0.2 million weighted average unvested shares outstanding which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.

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

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

EPS for prior periods has been restated to conform to the requirements of the new accounting standard. The implementation did not result in a significant change to basic or diluted earnings per share for the periods presented. The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$28,839	$30,631	$68,990	$90,956
Preferred stock dividends	(136)	(136)	(406)	(406)
Less: Net income attributable to noncontrolling interests	(1,406)	(1,315)	(4,172)	(4,056)
Less: Earnings allocated to unvested shares	(129)	(130)	(381)	(386)

Income from continuing operations available for common shareholders	27,168	29,050	64,031	86,108
Results from discontinued operations	—	7,786	1,516	9,162

Net income available for common shareholders, basic and diluted	$27,168	$36,836	$65,547	$95,270

DENOMINATOR
Weighted average common shares outstanding—basic	60,016	58,720	59,264	58,624
Effect of dilutive securities:
Stock options	124	201	123	249

Weighted average common shares outstanding—diluted	60,140	58,921	59,387	58,873

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.45	$0.50	$1.08	$1.47
Discontinued operations	—	0.13	0.03	0.16

	$0.45	$0.63	$1.11	$1.63

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.45	$0.50	$1.07	$1.46
Discontinued operations	—	0.13	0.03	0.16

	$0.45	$0.63	$1.10	$1.62

Income from continuing operations attributable to the Trust	$27,433	$29,316	$64,818	$86,900

NOTE K—SUBSEQUENT EVENTS

In October 2009, we acquired 16.6 acres of riverfront property at Assembly Square in Sommerville, Massachusetts, for use in future development in exchange for $8 million and the sale of 11.9 acres of adjacent inland land.

On October 27, 2009, we repaid $100 million of our existing $372 million term loan. The term loan has an original maturity date of July 27, 2011, however, the loan agreement includes an option to prepay the loan, in whole or in part, at any time without premium or penalty. Due to this repayment, approximately $1.4 million of unamortized debt fees were expensed in October 2009.

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

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of September 30, 2009, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use projects which are operated as 84 predominantly retail real estate properties comprising approximately 18.2 million square feet. In total, the real estate properties were 94.2% leased and 93.1% occupied at September 30, 2009. A joint venture in which we own a 30% interest owned seven retail real estate properties totaling approximately 1.0 million square feet as of September 30, 2009. In total, the joint venture properties in which we own an interest were 85.6% leased and occupied at September 30, 2009.

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

On August 13, 2009, we issued $150.0 million of fixed rate senior notes that mature on August 15, 2014 and bear interest at 5.95%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were $147.5 million.

On August 14, 2009, we issued 2.0 million common shares at $57.50 per share, for cash proceeds of approximately $110.0 million net of expenses of the offering.

Litigation Provision

In May 2003, a breach of contract action was filed against us which alleged that a one page document entitled “Final Proposal” constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The “Final Proposal” explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest. Based on this tentative ruling, we estimated interest could range from $2.1 million to $8.4 million. Accordingly, considering all the information available to us on May 6, 2009, when we filed our Form 10-Q for the three months ended March 31, 2009, our best estimate of damages, interest, and other costs was $21.4 million. Accordingly, we increased our accrual for the matter from $0.8 million at

December 31, 2008, to $21.4 million at March 31, 2009. The increase in our accrual of $20.6 million is presented as a separate line item in our consolidated statement of operations, and the $21.4 million accrual is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheet as of September 30, 2009.

In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit. In July 2009, we and the plaintiff both filed a notice of appeal. The plaintiff also filed reimbursement motions for $2.1 million of legal fees, expert fees, and court costs of which $1.9 million was subsequently denied. We expect the appeal process will take in excess of a year to complete; all judgments will be stayed until completion of the appeals. Given the uncertainty surrounding the final outcome of the lawsuit, no further adjustment was made to the $21.4 million litigation provision accrual. During the three and nine months ended September 30, 2009, we incurred additional legal and other costs related to the lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statement of operations. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever, and will vigorously defend our position as part of the appeal process.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property redevelopments, and

•	expansion of our portfolio through property acquisitions.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. The current economic environment may, however, impact our ability to increase rental rates in the short-term and may require that we decrease some rental rates in the short-term. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2009, no single tenant accounted for more than 2.6% of annualized base rent.

Our properties are located in densely populated or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities and believe that the decrease in occupancy we have experienced beginning in 2008 as a result of the economic recession will provide future redevelopment opportunities that may not otherwise have been available.

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

At September 30, 2009, the leasable square feet in our shopping centers was 93.1% occupied and 94.2% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

			Change
	2009	2008	Dollars	%
	(Dollar amounts in thousands)
Rental income	$126,169	$126,594	$(425)	-0.3%
Other property income	3,714	4,005	(291)	-7.3%
Mortgage interest income	1,109	1,108	1	0.1%

Total property revenue	130,992	131,707	(715)	-0.5%

Rental expenses	24,367	27,547	(3,180)	-11.5%
Real estate taxes	14,485	14,692	(207)	-1.4%

Total property expenses	38,852	42,239	(3,387)	-8.0%

Property operating income	92,140	89,468	2,672	3.0%
Other interest income	924	115	809	703.5%
Income from real estate partnership	473	407	66	16.2%
Interest expense	(30,209)	(25,337)	(4,872)	19.2%
General and administrative expense	(5,749)	(5,391)	(358)	6.6%
Litigation provision	(330)	—	(330)	100.0%
Depreciation and amortization	(28,410)	(28,631)	221	-0.8%

Total other, net	(63,301)	(58,837)	(4,464)	7.6%

Income from continuing operations	28,839	30,631	(1,792)	-5.9%
Income from discontinued operations	—	348	(348)	-100.0%
Gain on sale of real estate from discontinued operations	—	7,438	(7,438)	-100.0%

Net income	28,839	38,417	(9,578)	-24.9%
Net income attributable to noncontrolling interests	(1,406)	(1,315)	(91)	6.9%

Net income attributable to the Trust	$27,433	$37,102	$(9,669)	-26.1%

Property Revenues

Total property revenue decreased $0.7 million, or 0.5%, to $131.0 million in the three months ended September 30, 2009 compared to $131.7 million in the three months ended September 30, 2008. The percentage occupied at our shopping centers decreased to 93.1% at September 30, 2009 compared to 94.8% at September 30, 2008. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income decreased $0.4 million, or 0.3%, to $126.2 million in the three months ended September 30, 2009 compared to $126.6 million in the three months ended September 30, 2008 due primarily to the following:

•	a decrease of $1.9 million at same-center properties due primarily to $2.6 million of lower cost reimbursements,

•	a decrease of $0.2 million as a result of having demolished an operating property in 2008 for use in future development,

partially offset by

•	an increase of $ 0.9 million at redevelopment properties due primarily to increased rental revenue from newly created retail and residential spaces, and

•	an increase of $ 0.7 million attributable to properties acquired in 2008.

Property Expenses

Total property expenses decreased $3.4 million, or 8.0%, to $38.9 million in the three months ended September 30, 2009 compared to $42.2 million in the three months ended September 30, 2008. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses decreased $3.2 million, or 11.5%, to $24.4 million in the three months ended September 30, 2009 compared to $27.5 million in the three months ended September 30, 2008. This decrease is due primarily to the following:

•	a decrease of $1.1 million in repairs and maintenance at same-center properties,

•	a decrease of $0.6 million in marketing expenses at same-center and redevelopment properties,

•	a decrease of $0.5 million in utilities at same-center properties,

•	a decrease of $0.4 million in ground rent expense at same-center properties due primarily to the acquisition of the fee interest in two land parcels at Bethesda Row in 2008, and

•	a decrease of $0.3 million in insurance expense at same-center properties.

As a result of the changes in rental income, rental expenses and other property income, rental expenses as a percentage of rental income plus other property income decreased to 18.8% in the three months ended September 30, 2009 from 21.1% in the three months ended September 30, 2008.

Real Estate Taxes

Real estate tax expense decreased $0.2 million, or 1.4%, to $14.5 million in the three months ended September 30, 2009 compared to $14.7 million in the three months ended September 30, 2008. This decrease is due primarily to a decrease of $0.7 million related to same-center properties partially offset by an increase of $0.6 million related primarily to higher tax assessments at redevelopment properties and properties acquired in 2008.

Property Operating Income

Property operating income increased $2.7 million, or 3.0%, to $92.1 million in the three months ended September 30, 2009 compared to $89.5 million in the three months ended September 30, 2008. This increase is due primarily to growth in earnings at same-center and redevelopment properties and earnings attributable to properties acquired in 2008.

Other

Other Interest Income

Other interest income increased $0.8 million, or 703.5%, to $0.9 million in the three months ended September 30, 2009 compared to $0.1 million in the three months ended September 30, 2008. This increase is due primarily to investing the funds from our second quarter and August 2009 debt and equity transactions on a short term basis in money market and other highly liquid investments while we evaluate the current environment to determine the best use of the proceeds in addition to repaying the 8.75% senior notes that mature in December 2009.

Interest Expense

Interest expense increased $4.9 million, or 19.2%, to $30.2 million in the three months ended September 30, 2009 compared to $25.3 million in the three months ended September 30, 2008. This increase is due primarily to the following:

•

an increase of $4.0 million due to higher borrowings as a result of the second quarter 2009 debt refinancings completed in advance of debt maturing as well as the issuance of $150.0 million of senior notes in August 2009,

•	an increase of $1.2 million due to a higher overall weighted average borrowing rate,

partially offset by

•	an increase of $0.4 million in capitalized interest.

See additional discussion of the debt financings in the second and third quarters of 2009 and the expected uses of the cash proceeds in the Liquidity and Capital Resources section of this Form 10-Q.

Gross interest costs were $31.4 million and $26.2 million in the three months ended September 30, 2009 and 2008, respectively. Capitalized interest was $1.2 million and $0.8 million in the three months ended September 30, 2009 and 2008, respectively.

General and Administrative Expense

General and administrative expense increased $0.4 million, or 6.6%, to $5.7 million in the three months ended September 30, 2009 compared to $5.4 million in the three months ended September 30, 2008. The increase is primarily due to expensing previously capitalized predevelopment costs partially offset by lower personnel related costs and overall cost reduction efforts.

Litigation Provision

The $0.3 million litigation provision in the three months ended September 30, 2009 is due to certain costs related to the litigation and appeal process over a parcel of land located adjacent to Santana Row. See Note F to the consolidated financial statements in this Form 10-Q for further discussion on the litigation.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million, or 0.8%, to $28.4 million in the three months ended September 30, 2009 from $28.6 million in the three months ended September 30, 2008. This decrease is due primarily to accelerated depreciation in 2008 related to the change in use of a redevelopment building which was later demolished partially offset by increased depreciation on newly completed redevelopment projects and 2008 acquisitions.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

			Change
	2009	2008	Dollars	%
	(Dollar amounts in thousands)
Rental income	$379,465	$371,304	$8,161	2.2%
Other property income	9,258	12,015	(2,757)	-22.9%
Mortgage interest income	3,683	3,342	341	10.2%

Total property revenue	392,406	386,661	5,745	1.5%

Rental expenses	78,144	80,993	(2,849)	-3.5%
Real estate taxes	43,138	41,132	2,006	4.9%

Total property expenses	121,282	122,125	(843)	-0.7%

Property operating income	271,124	264,536	6,588	2.5%
Other interest income	1,274	662	612	92.4%
Income from real estate partnership	1,074	1,180	(106)	-9.0%
Interest expense	(79,622)	(74,166)	(5,456)	7.4%
Early extinguishment of senior notes	(968)	—	(968)	100.0%
General and administrative expense	(16,170)	(19,451)	3,281	-16.9%
Litigation provision	(21,087)	—	(21,087)	100.0%
Depreciation and amortization	(86,635)	(81,805)	(4,830)	5.9%

Total other, net	(202,134)	(173,580)	(28,554)	16.5%

Income from continuing operations	68,990	90,956	(21,966)	-24.2%
Income from discontinued operations	218	1,724	(1,506)	-87.4%
Gain on sale of real estate from discontinued operations	1,298	7,438	(6,140)	-82.5%

Net income	70,506	100,118	(29,612)	-29.6%
Net income attributable to noncontrolling interests	(4,172)	(4,056)	(116)	2.9%

Net income attributable to the Trust	$66,334	$96,062	$(29,728)	-30.9%

Property Revenues

Total property revenue increased $5.7 million, or 1.5%, to $392.4 million in the nine months ended September 30, 2009 compared to $386.7 million in the nine months ended September 30, 2008. The percentage occupied at our shopping centers decreased to 93.1% at September 30, 2009 compared to 94.8% at September 30, 2008. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $8.2 million, or 2.2%, to $379.5 million in the nine months ended September 30, 2009 compared to $371.3 million in the nine months ended September 30, 2008 due primarily to the following:

•	an increase of $6.2 million at redevelopment properties due primarily to increased rental revenue from newly created retail and residential spaces and increased cost reimbursements,

•	an increase of $4.5 million attributable to properties acquired in 2008,

partially offset by

•

a decrease of $1.3 million at same-center properties due to $5.1 million lower percentage rent and cost reimbursements offset by $3.3 million increase in minimum rent primarily as a result of increased rental rates on new and renewal leases, and

•	a decrease of $1.2 million as a result of having demolished an operating property in 2008 for use in future development.

Other Property Income

Other property income decreased $2.8 million, or 22.9%, to $9.3 million in the nine months ended September 30, 2009 compared to $12.0 million in the nine months ended September 30, 2008. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is due primarily to a decrease in lease and other termination fees at same-center properties partially offset by an increase in lease and other termination fees at redevelopment properties.

Property Expenses

Total property expenses decreased $0.8 million, or 0.7%, to $121.3 million in the nine months ended September 30, 2009 compared to $122.1 million in the nine months ended September 30, 2008. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses decreased $2.8 million, or 3.5%, to $78.1 million in the nine months ended September 30, 2009 compared to $81.0 million in the nine months ended September 30, 2008. This decrease is due primarily to the following:

•	a decrease of $1.4 million in ground rent expense at same-center properties due primarily to the acquisition of the fee interest in two land parcels at Bethesda Row in 2008,

•	a decrease of $1.3 million in marketing expense at same-center and redevelopment properties,

•	a decrease of $1.1 million in repairs and maintenance expense, due primarily to lower maintenance costs partially offset by increased snow removal costs, at same-center properties,

•	a decrease of $0.7 million in insurance expense at same-center properties,

•	a decrease of $0.4 million in other operating cost, due primarily to lower legal fees, at same-center and redevelopment properties,

•	a decrease of $0.4 million as a result of having demolished an operating property in 2008 for use in future development,

partially offset by

•	an increase of $1.8 million in bad debt expense at same-center and redevelopment properties, and

•	an increase of $1.0 million attributable to properties acquired in 2008.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income decreased to 20.1% in the nine months ended September 30, 2009 from 21.1% in the nine months ended September 30, 2008.

Real Estate Taxes

Real estate tax expense increased $2.0 million, or 4.9%, to $43.1 million in the nine months ended September 30, 2009 compared to $41.1 million in the nine months ended September 30, 2008. This increase is due primarily to an increase of $1.2 million related primarily to higher tax assessments at redevelopment properties and an increase of $0.8 million related to properties acquired in 2008.

Property Operating Income

Property operating income increased $6.6 million, or 2.5%, to $271.1 million in the nine months ended September 30, 2009 compared to $264.5 million in the nine months ended September 30, 2008. This increase is due primarily to growth in earnings at redevelopment properties and earnings attributable to properties acquired in 2008 partially offset by lower earnings in our same-center portfolio as discussed above.

Other

Other Interest Income

Other interest income increased $0.6 million, or 92.4%, to $1.3 million in the nine months ended September 30, 2009 compared to $0.7 million in the nine months ended September 30, 2008. This increase is due primarily to investing the funds from our second quarter and August 2009 debt and equity transactions on a short term basis in money market and other highly liquid investments while we evaluate the current environment to determine the best use of the proceeds in addition to repaying the 8.75% senior notes that mature in December 2009.

Interest Expense

Interest expense increased $5.5 million, or 7.4%, to $79.6 million in the nine months ended September 30, 2009 compared to $74.2 million in the nine months ended September 30, 2008. This increase is due primarily to the following:

•

an increase of $8.5 million due to higher borrowings as a result of the second quarter 2009 debt refinancings completed in advance of debt maturing as well as the issuance of $150.0 million of senior notes in August 2009, partially offset by

•	a decrease of $3.0 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.1 million in capitalized interest.

See additional discussion of the debt financings in the second and third quarters of 2009 and the expected uses of the cash proceeds in the Liquidity and Capital Resources section of this Form 10-Q.

Gross interest costs were $83.8 million and $78.3 million in the nine months ended September 30, 2009 and 2008, respectively. Capitalized interest was $4.2 million and $4.1 million in the nine months ended September 30, 2009 and 2008, respectively.

Early Extinguishment of Senior Notes

The $1.0 million early extinguishment of senior notes for the nine months ended September 30, 2009 is primarily related to a cash tender offer for our 8.75% senior notes due December 1, 2009. On June 4, 2009, approximately $40.3 million of notes were purchased and retired at a 2% premium to par value resulting in a net loss on early extinguishment of approximately $1.0 million including costs of the transaction.

General and Administrative Expense

General and administrative expense decreased $3.3 million, or 16.9%, to $16.2 million in the nine months ended September 30, 2009 compared to $19.5 million in the nine months ended September 30, 2008. The decrease is primarily due to lower legal fees related to the litigation over a parcel of land adjacent to Santana Row and other legal matters as well as lower personnel related costs and overall cost reduction efforts.

Litigation Provision

The $21.1 million litigation provision in the nine months ended September 30, 2009 is due to increasing the accrual for litigation regarding a parcel of land located adjacent to Santana Row as well as other costs related to the litigation and appeal process. See Note F to the consolidated financial statements in this Form 10-Q for further discussion on the litigation.

Depreciation and Amortization

Depreciation and amortization expense increased $4.8 million, or 5.9%, to $86.6 million in the nine months ended September 30, 2009 from $81.8 million in the nine months ended September 30, 2008. This increase is due primarily to capital improvements at same-center and redevelopment properties and 2008 acquisitions as well as accelerated depreciation for tenant improvements where the tenant vacated prior to the end of their lease term. This increase is partially offset by accelerated depreciation in 2008 related to the change in use of a redevelopment building which was later demolished.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.2 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively, represents the operating income for the period during which we owned properties sold in 2009 and 2008.

Gain on Sale of Real Estate from Discontinued Operations

The $1.3 million gain on sale of real estate from discontinued operations for the nine months ended September 30, 2009 consists primarily of $0.9 million in insurance proceeds received related to repairs we performed on certain condominium units at Santana Row as the result of defective work done by third party contractors in prior years and $0.4 million on the sale of our fee interest in a land parcel in White Marsh, Maryland, that was subject to a long-term ground lease. The $7.4 million gain on sale of real estate from discontinued operations for the nine months ended September 30, 2008 consists primarily of a $5.2 million decrease in the warranty reserve for condominium units sold at Santana Row in 2005 and 2006, $1.1 million of accrued state tax refunds applied for in 2008 related to the initial sales of the condominium units, and a $1.0 million gain on the sale of four land parcels in Maryland and Massachusetts.

FASB Accounting Standards Codification

In June 2009, the FASB issued new accounting requirements, which make the FASB Accounting Standards Codification (“Codification”) the single source of authoritative literature for U.S. accounting and reporting standards. The Codification is not meant to change existing GAAP but rather provide a single source for all literature. We adopted the standard during the quarter ended September 30, 2009, which required us to change certain disclosures in our financial statements to reflect Codification references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of this requirement did not have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted a new accounting standard that broadens and clarifies the definition of a business, which will result in significantly more of our acquisitions being treated as business combinations rather than asset acquisitions. The new requirement is effective for business combinations for which the acquisition date is on or after January 1, 2009, and therefore, will only impact prospective acquisitions with no change to the accounting for acquisitions completed prior to or on December 31, 2008. The new standard requires us to expense all acquisition related transaction costs as incurred which could include broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For acquisitions prior to January 1, 2009, these costs were capitalized as part of the acquisition cost. While the adoption did not have a material impact on our financial statements for the three and nine months ended September 30, 2009, the impact to our future consolidated financial statements will vary significantly depending on the timing and number of acquisitions or potential acquisitions, size of the acquisitions, and location of the acquisitions. Based on acquisitions in the last three years, transaction costs for single asset acquisitions typically ranged from $0.1 million to $1.0 million with significantly higher transaction costs for an acquisition of a larger portfolio. The new standard includes several other changes to the accounting for business combinations including requiring contingent consideration to be measured at fair value at acquisition and subsequently remeasured through the income statement if accounted for as a liability as the fair value changes, any adjustments during the purchase price allocation period to be “pushed back” to the acquisition date with prior periods being adjusted for any changes, and the business combination to be accounted for on the acquisition date or the date control is obtained. During 2008, we expensed all acquisition related costs for acquisitions which did not close prior to December 31, 2008.

Effective January 1, 2009, we adopted a new accounting standard that significantly changes the accounting and reporting of minority interests in the consolidated financial statements and requires a noncontrolling interest, which was previously referred to as a minority interest, to be recognized as a component of equity rather than included in the mezzanine section of the balance sheet where it was previously presented. On January 1, 2009, we reclassified $32.4 million from the mezzanine section of the balance sheet to shareholders’ equity. The terminology “minority interest” has been changed to “noncontrolling interest”. The “minority interest” caption on the statement of operations is now reflected as “net income attributable to noncontrolling interests” and shown after consolidated net income. This is a presentation only change for minority interest on both the balance sheet and statement of operations and has no impact to net income, total liabilities and shareholders’ equity, or earnings per share. The statement also requires the recognition of 100% of the fair value of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest with subsequent acquisitions of the noncontrolling interest recorded as equity transactions. The new accounting standard was adopted effective January 1, 2009 and has been applied prospectively except for the presentation changes to the balance sheet and statement of operations which have been applied retrospectively in the 2008 consolidated financial statements. While there was no additional impact on the consolidated financial statements during the three and nine months ended September 30, 2009, the impact on our future consolidated financial statements will vary depending on the level of transactions with entities involving noncontrolling interests.

Effective January 1, 2009, we adopted a new accounting standard that requires enhanced disclosures about an entity’s derivative instruments and hedging activities. The adoption did not have an impact on our consolidated financial statements as we currently have no derivative instruments outstanding.

Effective January 1, 2009, we adopted a new accounting standard that defines unvested share-based payment awards that contain non-forfeitable rights to receive dividends (whether paid or unpaid) as participating securities that should be included in the computation of EPS pursuant to the two-class method. As part of our stock based compensation program, we issue restricted shares which typically vest over a three to six year period; these shares have non-forfeitable rights to dividends immediately after issuance. Prior to January 1, 2009, we excluded the unvested shares from the basic EPS calculation and included them using the treasury stock method in diluted earnings per share. Effective January 1, 2009, we adopted the new accounting standard and have calculated earnings per share for all periods presented under the two-class method. The two-class method is an earnings allocation methodology whereby earnings per share for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. The implementation did not result in a significant change to basic or diluted earnings per share for all periods presented.

Effective January 1, 2009, we adopted a new accounting standard which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The new accounting standard clarifies that equity method investments should initially be measured at cost, the issuance of shares by the investee would result in a gain or loss on issuance of shares reflected in the income statement of the equity investor, and that a loss in value of an equity investment which is other than a temporary decline should be recognized. The standard was effective on a prospective basis beginning on January 1, 2009, and did not have a material impact on our financial position, results of operations, or cash flows.

During the quarter ended June 30, 2009, we adopted a new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We have included the additional disclosures in Note E to the consolidated financial statements in this Form 10-Q.

During the quarter ended June 30, 2009, we adopted a new accounting standard which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued and requires disclosure of the date through which subsequent events have been evaluated. We have added disclosure in Note A under “Basis of Presentation” regarding the date through which we have evaluated subsequent events.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which provides certain changes to the evaluation of a VIE including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. The statement is effective January 1, 2010, and is applicable to all entities in which an enterprise has a variable interest. We are currently evaluating the impact SFAS No. 167 will have on our consolidated financial statements.

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

At September 30, 2009, we had approximately $124 million of debt maturing during the remainder of 2009. In an effort to ensure availability and provide additional flexibility with our short term capital needs, we entered into certain financing arrangements in advance of our debt maturing. During May and June 2009, we refinanced our then existing $200 million term loan with a $372 million term loan and also entered into two separate mortgage financing agreements collateralized by five of our properties for total funds of $163.1 million. We utilized these funds to repay our $200 million term loan, the $135 million outstanding balance on our revolving credit facility, and approximately $40.3 million of our 8.75% senior notes due December 1, 2009. We will utilize the remaining proceeds to repay our debt maturing during the remainder of 2009 and other capital needs. Additionally, in August 2009, we issued $150.0 million in five-year senior notes which bear interest at 5.95% and 2.0 million common shares for combined net cash proceeds of approximately $257.5 million. As the financings completed in the second quarter 2009 provided adequate capital to fund 2009 debt maturities, the proceeds from the debt and equity offerings in August 2009 are expected to be used to fund potential acquisition opportunities, fund our redevelopment pipeline, reduce amounts outstanding on our $372 million term loan, and for general corporate purposes. The funds from both the second quarter 2009 and August 2009 transactions are being invested on a short term basis in money market and other highly liquid investments while we evaluate the current market environment and the best use for the proceeds.

Due to the refinancing of our maturing debt several months in advance of the maturity as well as additional financings in August 2009, we will incur additional interest expense due to higher interest rates on such debt and due to a temporary increase in our debt outstanding until we can use the proceeds to retire maturing debt or invest in other long term projects. We currently believe that cash flows from operations, secured and unsecured debt financings, the August 2009 equity offering, and our revolving credit facility will be sufficient to finance our operations and fund our capital expenditures.

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

In addition to the uncertain conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred stock may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Cash and cash equivalents were $408.4 million at September 30, 2009, which is a $393.2 million increase from the balance of cash and cash equivalents at December 31, 2008. The significant increase is due to the cash proceeds from financings and an equity offering discussed above. We also have a $300.0 million unsecured revolving credit facility that matures July 27, 2010, subject to a one-year extension at our option, of which we had no outstanding balance at September 30, 2009. During the nine months ended September 30, 2009, the maximum amount of borrowings outstanding under our revolving credit facility was $172.5 million and the weighted average amount of borrowings outstanding was $63.7 million. We expect to utilize cash and our revolving credit facility to fund short-term operating needs, including capital expenditures and acquisitions.

Contractual Debt Obligations – Fixed Rate Debt

The following table provides a summary of our fixed rate debt obligations, including both principal and interest payments, as of September 30, 2009. The table only incorporates debt obligations as of September 30, 2009, and therefore, the table provides limited predictive value for future principal and interest payments.

	Fixed Rate Debt - Principal and Interest Payments by Period
	Total	2009	2010-2011	2012-2013	After 2013
	(In thousands)
Fixed rate debt	$2,132,278	$147,977	$313,231	$553,946	$1,117,124
Capital lease obligations	178,912	2,491	11,180	11,201	154,040

Total fixed rate debt obligations	$2,311,190	$150,468	$324,411	$565,147	$1,271,164

Contractual Debt Obligations – Variable Rate Debt

At September 30, 2009, variable rate debt includes our $372 million term loan which bears interest at LIBOR, subject to a 1.50% floor, plus 300 basis points, a $9.4 million bond which has an interest rate of 0.461% at September 30, 2009, and no outstanding balance on our revolving credit facility which bears interest at LIBOR plus 0.425%.

Summary of Cash Flows

	Nine months Ended September 30,
	2009	2008
	(In thousands)
Cash provided by operating activities	$194,204	$174,504
Cash used in investing activities	(80,342)	(167,207)
Cash provided by (used in) financing activities	279,343	(8,997)

Increase (decrease) in cash and cash equivalents	393,205	(1,700)
Cash and cash equivalents, beginning of year	15,223	50,691

Cash and cash equivalents, end of period	$408,428	$48,991

Net cash provided by operating activities increased $19.7 million to $194.2 million during the nine months ended September 30, 2009 from $174.5 million during the nine months ended September 30, 2008. The increase was primarily attributable to a $13.3 million increase in cash provided by operating activities due primarily to higher accounts payable and accrued expenses balances and lower accounts receivable balances as well as $5.4 million higher net income before gain on sale of real estate, litigation provision, depreciation and amortization, and other non-cash expenses.

Net cash used in investing activities decreased $86.9 million to $80.3 million during the nine months ended September 30, 2009 from $167.2 million during the nine months ended September 30, 2008. The decrease was primarily attributable to:

•	$99.6 million decrease in acquisitions of real estate as no acquisitions have occurred in 2009, and

•	$23.9 million decrease in capital expenditures,

partially offset by

•	$35.9 million decrease in proceeds from sale of real estate.

Net cash provided by financing activities increased $288.3 million to $279.3 million during the nine months ended September 30, 2009 from $9.0 million used during the nine months ended September 30, 2008. The change was primarily attributable to:

•

$526.6 million increase in net proceeds from the issuance of mortgages, capital leases and notes payable due substantially to the proceeds from our new $372 million term loan and $163.1 million in new mortgage loans,

•	$147.5 million issuance of 5.95% senior notes in August 2009, and

•	$103.3 million increase in net proceeds from the issuance of common shares due primarily to the issuance of 2.0 million shares in August 2009,

partially offset by

•	$252.5 million increase in net repayments on our revolving credit facility,

•

$197.1 million increase in repayment of mortgages, capital leases and notes payable due substantially to the payoff of our $200 million term loan in May 2009 and the payoff of a loan secured by a portion of Mercer Mall in January 2009,

•	$31.5 million increase in repayment of senior notes, primarily due to the $52.3 million purchase and retirement of a portion of our 8.75% senior notes which are due in December 2009, and

•	$7.6 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.

Off-Balance Sheet Arrangements

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion has substantive participating rights and we cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2009, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. At September 30, 2009, the Partnership had approximately $81.2 million of mortgages payable outstanding; our investment in the Partnership was $28.8 million.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of September 30, 2009:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2009	Stated Interest Rate as of September 30, 2009	Maturity Date
	(Dollars in thousands)
Mortgage loans (1)
Secured fixed rate
Federal Plaza	36,500	$32,683	6.750%	June 1, 2011
Tysons Station	7,000	5,942	7.400%	September 1, 2011
Courtyard Shops	Acquired	7,572	6.870%	July 1, 2012
Bethesda Row	Acquired	19,995	5.370%	January 1, 2013
Bethesda Row	Acquired	4,338	5.050%	February 1, 2013
White Marsh Plaza (2)	Acquired	9,926	6.040%	April 1, 2013
Crow Canyon	Acquired	20,918	5.400%	August 11, 2013
Idylwood Plaza	16,910	16,852	7.500%	June 5, 2014
Leesburg Plaza	29,423	29,322	7.500%	June 5, 2014
Loehmann’s Plaza	38,047	37,917	7.500%	June 5, 2014
Pentagon Row	54,619	54,431	7.500%	June 5, 2014
Melville Mall (3)	Acquired	23,954	5.250%	September 1, 2014
THE AVENUE at White Marsh	Acquired	59,214	5.460%	January 1, 2015
Barracks Road	44,300	40,827	7.950%	November 1, 2015
Hauppauge	16,700	15,391	7.950%	November 1, 2015
Lawrence Park	31,400	28,938	7.950%	November 1, 2015
Wildwood	27,600	25,436	7.950%	November 1, 2015
Wynnewood	32,000	29,491	7.950%	November 1, 2015
Brick Plaza	33,000	30,202	7.415%	November 1, 2015
Rollingwood Apartments	24,050	23,956	5.540%	May 1, 2019
Shoppers’ World	Acquired	5,767	5.910%	January 31, 2021
Mount Vernon (4)	13,250	11,385	5.660%	April 15, 2028
Chelsea	Acquired	7,989	5.360%	January 15, 2031

Subtotal		542,446
Net unamortized discount		(420)

Total mortgage loans		542,026

Notes payable
Unsecured fixed rate
Other	2,221	1,378	6.50%	April 1, 2012
Perring Plaza renovation	3,087	1,010	10.000%	January 31, 2013
Unsecured variable rate
Revolving credit facility (5)	300,000	—	LIBOR + 0.425%	July 27, 2010
Term loan (6)	372,000	372,000	LIBOR + 3.000%	July 27, 2011
Escondido (Municipal bonds) (7)	9,400	9,400	0.461%	October 1, 2016

Total notes payable		383,788

Senior notes and debentures
Unsecured fixed rate
8.75% notes (8)	175,000	123,589	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.95% notes	150,000	150,000	5.950%	August 15, 2014
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures	50,000	29,200	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal		1,052,789
Net unamortized premium		1,027

Total senior notes and debentures		1,053,816

Capital lease obligations
Various		62,587	Various	Various through 2106

Total debt and capital lease obligations		$2,042,217

1)	Mortgage loans do not include our 30% share ($24.4 million) of the $81.2 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.
2)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.35 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.
3)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.
4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
5)	The maximum amount drawn under our revolving credit facility during the three and nine months ended September 30, 2009 was $0 and $172.5 million, respectively. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.37% for the nine months ended September 30, 2009. This credit facility matures on July 27, 2010, subject to a one-year extension at our option.
6)	The $372 million term loan bears interest at LIBOR, subject to a 1.5% floor, plus 300 basis points. The weighted average effective interest rate, before amortization of debt fees, was 4.63% for the period from the inception of the loan of May 4, 2009 through September 30, 2009.
7)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.
8)	On various dates from January 12, 2009 to April 1, 2009, we purchased and retired $11.1 million of our 8.75% senior notes. On June 4, 2009, we purchased and retired $40.3 million of our 8.75% senior notes as a part of a cash tender offer whereby we repaid the notes at a 2% premium to par value. These notes were repaid with funds borrowed on our $300 million revolving credit facility and our $372 million term loan.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2009, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.

The following is a summary of our scheduled principal repayments as of September 30, 2009:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
Remainder of 2009	$123,639		$2,202	$315	$126,156
2010	861	(1)	10,069	1,305	12,235
2011	447,720		47,571	1,399	496,690
2012	175,727		17,380	1,500	194,607
2013	135,030		72,107	1,609	208,746
Thereafter	553,600		393,117	56,459	1,003,176

	$1,436,577		$542,446	$62,587	$2,041,610	(2)

1)	Our $300 million four-year revolving credit facility matures on July 27, 2010, subject to a one-year extension at our option. As of September 30, 2009, there was $0 drawn under this credit facility.
2)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of September 30, 2009.

Interest Rate Hedging

We had no hedging instruments outstanding during the nine months ended September 30, 2009. We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

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

Effective January 1, 2009, we adopted a new accounting standard which requires us to calculate FFO per share for all periods presented using the two-class method. The two-class method is an earnings allocation methodology whereby earnings per share for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. The implementation resulted in no change to FFO per share for the three and nine months ended September 30, 2008.

The reconciliation of net income attributable to the Trust to FFO available for common shareholders is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income attributable to the Trust	$27,433	$37,102	$66,334	$96,062
Gain on sale of real estate	—	(7,438)	(1,298)	(7,438)
Depreciation and amortization of real estate assets	25,682	26,037	77,681	74,037
Amortization of initial direct costs of leases	2,196	2,136	7,378	6,441
Depreciation of joint venture real estate assets	355	331	1,046	992

Funds from operations	55,666	58,168	151,141	170,094
Dividends on preferred stock	(136)	(136)	(406)	(406)
Income attributable to operating partnership units	245	244	729	707
Income attributable to unvested shares	(180)	(198)	(494)	(584)

Funds from operations available for common shareholders (2)	$55,595	$58,078	$150,970	$169,811

Weighted average number of common shares, diluted (1)	60,511	59,298	59,759	59,251

Funds from operations available for common shareholders, per diluted share (2)	$0.92	$0.98	$2.53	$2.87

(1)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

(2)	FFO and FFO per diluted share for the three and nine months ended September 30, 2009, include a $0.3 million and a $21.1 million charge, respectively, for increasing the accrual for litigation regarding a parcel of land located adjacent to Santana Row as well as other costs related to the litigation and appeal process. See Note F to the consolidated financial statements in this Form 10-Q for further discussion on the litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2009, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2009, we had $1.7 billion of fixed-rate debt outstanding. If market interest rates on our fixed-rate debt instruments at September 30, 2009 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $61.9 million. If market interest rates on our fixed-rate debt instruments at September 30, 2009 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $65.9 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2009, we had $381.4 million of variable rate debt outstanding which consisted of a $372 million term loan which bears interest at LIBOR, subject to a 1.5% floor, plus 300 basis points and $9.4 million of municipal bonds. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $3.8 million, and our net income and cash flows for the year would decrease by approximately $3.8 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.3 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit. In July 2009, we and the plaintiff both filed a notice of appeal. The plaintiff also filed reimbursement motions for $2.1 million of legal fees, expert fees, and court costs of which $1.9 million was subsequently denied. We expect the appeal process will take in excess of a year to complete; all judgments will be stayed until completion of the appeals. Given the uncertainty surrounding the final outcome of the lawsuit, no further adjustment was made to the $21.4 million litigation provision accrual. During the three and nine months ended September 30, 2009, we incurred additional legal and other costs related to the lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statement of operations. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever, and will vigorously defend our position as part of the appeal process.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 and amended on June 25, 2009. These factors include, but are not limited to, the following:

•	risks that our tenants will not pay rent, may vacate early or may file for bankruptcy or that we may be unable to renew leases or re-let space at favorable rents as leases expire;

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

FEDERAL REALTY INVESTMENT TRUST

November 4, 2009	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

November 4, 2009	/s/ Andrew P. Blocher
Andrew P. Blocher,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated as of March 11, 2009, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.3 to the Trust’s current Report on Form 8-K (File No. 001-07533) and incorporated herein by reference)

4.6	Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; and 5.95% Notes due 2014 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.3	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.4	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.5	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

Exhibit No.	Description

10.6	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.7	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.8	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) and incorporated herein by reference)

10.10	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.11	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 and incorporated herein by reference)

10.12	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.13	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.14	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.15	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.16	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.20	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

10.21	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.22	Restricted Share Award Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.23 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No 1-07533) (the “2007 Form 10-K”) and incorporated herein by reference)

10.23	Severance Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.24 to the 2007 Form 10-K and incorporated herein by reference)

10.24	Credit Agreement dated as of November 9, 2007, by and among the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.25 to the 2007 Form 10-K and incorporated herein by reference)

Exhibit No.	Description

10.25	Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.26	Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.27	Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.28	Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.29	Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (previously filed as Exhibit 10.29 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.30	Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.31	Amendment to Change in Control Agreement between the Trust and Andrew P. Blocher dated January 1, 2009 (previously filed as Exhibit 10.31 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.32	Amendment to Stock Option Agreements between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.32 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.33	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.34	Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.35	Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.36	Credit Agreement dated as of May 4, 2009, by and among the Trust, Wachovia Capital Markets LLC, PNC Capital Markets LLC, Wachovia Bank, National Association, PNC Bank, National Association and various other financial institutions (previously filed as Exhibit 10.37 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-07533) and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)