Form 10-K
period 2009-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2010-02-17
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 30, 2009 was $3.0 billion.

The number of Registrant’s common shares outstanding on February 12, 2010 was 61,258,482.

FEDERAL REALTY INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2010 annual meeting of shareholders to be held in May 2010 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS

References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.

General

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2009, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 84 predominantly retail real estate projects comprising approximately 18.2 million square feet. In total, the real estate projects were 94.5% leased and 93.2% occupied at December 31, 2009. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2009. In total, the joint venture properties in which we own an interest were 85.0% leased and occupied at December 31, 2009. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 42 consecutive years.

We were founded in 1962 as a REIT under the laws of the District of Columbia and re-formed as a REIT in the state of Maryland in 1999. We operate in a manner intended to qualify as a REIT for tax purposes pursuant to provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Our principal executive offices are located at 1626 East Jefferson Street, Rockville, Maryland 20852. Our telephone number is (301) 998-8100. Our website address is www.federalrealty.com. The information contained on our website is not a part of this report and is not incorporated herein by reference.

Business Objectives and Strategies

Our primary business objective is to own, manage, acquire and redevelop a portfolio of high quality retail properties, with the most prevalent property type being grocery anchored community and neighborhood shopping centers, that will:

•	generate higher internal growth than our peers;

•	protect investor capital;

•	provide increasing cash flow for distributions to shareholders; and

•	provide potential for capital appreciation.

Our traditional focus has been and remains on grocery anchored community and neighborhood shopping centers. Late in 1994, recognizing a trend of increased consumer acceptance of retailer expansion to main streets, we expanded our investment strategy to include mixed-use properties. The mixed-use properties are typically centered around a retail component but also include office, residential and/or hotel components.

Operating Strategies

Our core operating strategy is to actively manage our properties to maximize rents and maintain occupancy levels by attracting and retaining a strong and diverse base of tenants and replacing weaker, underperforming tenants with stronger ones. Our properties are generally located in some of the most densely populated and affluent areas of the country. These strong demographics help our tenants generate higher sales, which has enabled us to maintain higher occupancy rates, charge higher rental rates, and maintain steady rent growth, all of which increase the value of our portfolio. Our operating strategies also include:

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

Investing Strategies

Our investment strategy is to deploy capital at risk-adjusted rates of return that exceed our long-term weighted average cost of capital in projects that have potential for future income growth. Our investments primarily fall into one of the following five categories:

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

•

acquiring community and neighborhood shopping centers and other quality retail properties, located in densely populated or affluent areas where barriers to entry for further development are high, and that have possibilities for enhancing operating performance through renovation, expansion, reconfiguration and/or retenanting;

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

Employees

At February 12, 2010, we had 239 full-time employees and 137 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

Tax Status

We elected to be taxed as a REIT under the federal income tax laws when we filed our 1962 tax return. As a REIT, we are generally not subject to federal income tax on taxable income that we distribute to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income each year. We will be subject to federal income tax on our taxable income (including any applicable alternative minimum tax) at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of our taxable income. We will also generally not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. In 2009, 2008, and 2007, our TRS incurred net income taxes/(refunds) of approximately $0.5 million, $(0.8) million and $(0.3) million, respectively, primarily related to sales of condominiums at Santana Row, sales of three properties in 2007, and our investment in certain restaurant joint ventures at Santana Row.

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

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through the Investor Information section of our website at www.federalrealty.com as soon as reasonably practicable after we electronically file the material with, or furnish the material to, the Securities and Exchange Commission, or the SEC.

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

ITEM 1A.    RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Also, documents that we “incorporate by reference” into this Annual Report on Form 10-K, including documents that we subsequently file with the SEC will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the below risk factors describe forward-looking information. The risk factors describe risks that may affect these statements but are not all-inclusive, particularly with respect to possible future events. Many things can happen that can cause actual results to be different from those we describe. These factors include, but are not limited to the following:

Revenue from our properties may be reduced or limited if the retail operations of our tenants are not successful.

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. The current downturn in the economy may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. We have seen some tenants experiencing declining sales, vacating early, failing to pay rent on a timely basis or filing for bankruptcy, as well as seeking rent relief from us as landlord. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.

Our net income depends on the success and continued presence of our “anchor” tenants.

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. As a result of the current downturn in the economy, we have seen a decrease in the number of tenants available to fill anchor spaces due to recent bankruptcies. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income.

We may be unable to collect balances due from tenants that filed for bankruptcy protection.

If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-petition amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate our lease in which event we would have a general unsecured claim that would likely be for less than the full amount owing to us for the remainder of the lease term, which could adversely affect our financial condition and results of operation.

We may experience difficulty or delay in renewing leases or re-leasing space.

We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, whether by their terms, as a result of a tenant bankruptcy, the downturn in the economy or otherwise, leases for space in our properties may not be renewed, space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms which may include decreases in rental rates. As a result, our results of operations and our net income could be reduced.

The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.

As of December 31, 2009, we had approximately $1.8 billion of debt outstanding. Of that outstanding debt, approximately $516.2 million was secured by all or a portion of 21 of our real estate projects and approximately $62.3 million represented capital lease obligations on four of our properties. In addition, we own a 30% interest in a joint venture that had $57.8 million of debt secured by four properties as of December 31, 2009. Approximately $1.5 billion (86%) of our debt as of December 31, 2009, which includes all of our property secured debt and our capital lease obligations, is fixed rate debt. Our joint venture’s debt of $57.8 million is also fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions, redevelopments and other appropriate business opportunities that may arise in the future;

•	limit our ability to make distributions on our outstanding common shares and preferred shares;

•	make it difficult to satisfy our debt service requirements;

•	require us to dedicate increased amounts of our cash flow from operations to payments on debt upon refinancing or on our variable rate, unhedged debt, if interest rates rise;

•	limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business;

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

Our revolving credit facility, term loan and certain series of notes include financial covenants that may limit our operating activities in the future. We are also required to comply with additional covenants that include, among other things, provisions:

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

As of December 31, 2009, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Our development activities have inherent risks.

The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. We generally do not intend to undertake on our own construction of any new large-scale mixed-use, ground-up development projects; however, we do intend to complete the development and construction of remaining phases of projects we already have started, such as Santana Row in San Jose, California and Assembly Square in Somerville, Massachusetts. We may undertake development of these and other projects if it is justifiable on a risk-adjusted return basis. We may also choose to delay completion of a project if market conditions do not allow an appropriate return. If conditions arise and we are not able or decide not to complete a project or if the expected cash flows of our project do not exceed the book value, an impairment of the project may be required. If additional phases of any of our existing projects or if any new projects are not successful, it may adversely affect our financial condition and results of operations.

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

•

our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs or decrease cash flow from the property; and

•

our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller of such building or property, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition cost.

Our ability to grow will be limited if we cannot obtain additional capital.

Our growth strategy is focused on the redevelopment of properties we already own and the acquisition of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are generally required to distribute to our shareholders at least 90% of our taxable income each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. The debt could include mortgage loans from third parties or the sale of debt securities. While we were able to consummate financings during 2009, the current poor economic environment and volatility in the capital markets could result in less favorable terms and availability than in recent years for debt financings. Equity capital could include our common shares or preferred shares. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the current poor economic environment, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt and preferred shares.

Of our approximately $1.8 billion of debt outstanding as of December 31, 2009, approximately $259.4 million bears interest at variable rates and was unhedged. Our term loan bears interest at LIBOR, subject to a 1.5% floor, plus 300 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. Although we have in the past and may in the future enter into hedging arrangements or other transactions as to a portion of our variable rate debt to limit our exposure to rising interest rates, the amounts we are required to pay under the variable rate debt to which the hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.

The market value of our debt and equity securities is subject to various factors that may cause significant fluctuations or volatility.

As with other publicly traded securities, the market price of our debt and equity securities depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors include, among others:

•	general economic and financial market conditions, including the current poor economic environment;

•	level and trend of interest rates;

•	our ability to access the capital markets to raise additional capital;

•	the issuance of additional equity or debt securities;

•	changes in our funds from operations (“FFO”) or earnings estimates;

•	changes in our debt or analyst ratings;

•	our financial condition and performance;

•	market perception of our business compared to other REITs; and/or

•	market perception of REITs, in general, compared to other investment sectors.

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

Each of these risks could result in decreases in market rental rates and increases in vacancy rates, which could adversely affect our financial condition and results of operation.

Many real estate costs are fixed, even if income from our properties decreases.

Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent our properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire or redevelop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such new properties until they are fully leased.

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

Our organizational documents do not limit the amount of funds that we may invest in properties and assets jointly with other persons or entities and as of December 31, 2009, excluding our joint venture with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”) and properties owned in a “downREIT” structure, we hold three predominantly retail real estate projects jointly with other persons. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although we hold the managing general partnership or membership interest in all of our existing co-investments as of December 31, 2009, we must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.

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

The terms of our partnership require that certain acquisition opportunities be presented first to the joint venture, which limits our ability to acquire properties for our own account which could, in turn, limit our ability to grow. Our joint venture with Clarion is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Our investment in this joint venture is also subject to the risks described above for jointly owned investments. As of December 31, 2009, this joint venture owned seven properties.

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

We believe that we are organized and qualified as a REIT for federal income tax purposes and currently intend to operate in a manner that will allow us to continue to qualify as a REIT under the Code. However, we cannot assure you that we will remain qualified as such in the future.

Qualification as a REIT involves the application of highly technical and complex Code provisions and applicable income tax regulations that have been issued under the Code. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying rents and certain other income. Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income. In addition, new legislation, new regulations, new administrative interpretations or new court decisions may significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

As a REIT, we must make generally annual distributions to shareholders of at least 90% of our taxable income. We are subject to income tax on amounts of undistributed taxable income and net capital gain. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. We intend to make distributions to shareholders to comply with the Code’s distribution provisions and to avoid federal income and excise tax. We may need to borrow funds to meet our distribution requirements because:

•	our income may not be matched by our related expenses at the time the income is considered received for purposes of determining taxable income; and

•	non-deductible capital expenditures, creation of reserves, or debt service requirements may reduce available cash but not taxable income.

In these circumstances, we might have to borrow funds on terms we might otherwise find unfavorable and we may have to borrow funds even if our management believes the market conditions make borrowing financially unattractive. Current tax law also allows us to pay a portion of our distributions in shares instead of cash.

To maintain our status as a REIT, we limit the amount of shares any one shareholder can own.

The Code imposes certain limitations on the ownership of the stock of a REIT. For example, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code) during the last half of any taxable year. To protect our REIT status, our declaration of trust prohibits any one shareholder from owning (actually or constructively) more than 9.8% in value of the outstanding common shares or of any class or series of outstanding preferred shares. The constructive ownership rules are complex. Shares of our capital stock owned, actually or constructively, by a group of related individuals and/or entities may be treated as constructively owned by one of those individuals or entities. As a result, the acquisition of less than 9.8% in value of the outstanding common shares and/or a class or series of preferred shares (or the acquisition of an interest in an entity that owns common shares or preferred shares) by an individual or entity could cause that individual or entity (or another) to own constructively more than 9.8% in value of the outstanding capital stock. If that happened, either the transfer or ownership would be void or the shares would be transferred to a charitable trust and then sold to someone who can own those shares without violating the 9.8% ownership limit.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

As of December 31, 2009, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 84 predominantly retail real estate projects comprising approximately 18.2 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as California. No single property accounted for over 10% of our 2009 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

Tenant Diversification

As of December 31, 2009, we had approximately 2,400 leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.6% of our annualized base rent as of December 31, 2009. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.

Geographic Diversification

Our 84 real estate projects are located in 13 states and the District of Columbia. The following table shows the number of projects, the gross leasable area of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2009.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
Maryland	17	3,701,000	20.4%
Virginia	15	3,612,000	19.9%
California	12	2,456,000	13.5%
Pennsylvania(1)	11	2,409,000	13.3%
New Jersey	4	1,385,000	7.6%
Massachusetts	7	1,381,000	7.6%
New York	5	1,124,000	6.2%
Illinois	4	752,000	4.1%
Connecticut(1)	2	308,000	1.7%
Florida	2	308,000	1.7%
Michigan	1	217,000	1.2%
Texas	1	196,000	1.1%
District of Columbia	2	167,000	0.9%
North Carolina	1	153,000	0.8%

Total all states	84	18,169,000	100.0%

(1)	Additionally, we own two participating mortgages totaling approximately $29.1 million secured by multiple buildings in Manayunk, Pennsylvania, and one $7.2 million loan secured by two properties in Norwalk, Connecticut.

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

Commercial property leases generally range from 3 to 10 years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2009, represented approximately 4.1% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2009 for each of the 10 years beginning with 2010 and after 2019 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2009.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2010	983,000	6%	23,394,000	6%
2011	2,011,000	12%	45,894,000	12%
2012	2,128,000	13%	48,128,000	13%
2013	2,063,000	12%	48,464,000	13%
2014	2,257,000	13%	51,032,000	14%
2015	1,437,000	8%	29,542,000	8%
2016	1,014,000	6%	24,588,000	7%
2017	1,034,000	6%	23,126,000	6%
2018	968,000	6%	17,993,000	5%
2019	685,000	4%	16,554,000	4%
Thereafter	2,317,000	14%	45,306,000	12%

Total	16,897,000	100%	$374,021,000	100%

Retail and Residential Properties

The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2009. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
California
150 Post Street San Francisco, CA 94108	1965	1997	101,000	$42.75	99%	Brooks Brothers H & M
Colorado Blvd Pasadena, CA(3)	1922	1996-1998	69,000	$37.07	97%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA(3)	1980-2006	2005-2007	242,000	$19.24	92%	Lucky Loehmann’s Rite Aid
Escondido Promenade Escondido, CA 92029(4)	1987	1996	222,000	$23.24	94%	Toys R Us TJ Maxx
Fifth Avenue San Diego, CA	1888-1995	1996-1997	51,000	$27.50	91%	Urban Outfitters
Hermosa Avenue Hermosa Beach, CA	1922	1997	22,000	$33.98	72%
Hollywood Blvd Hollywood, CA(5)	1921-1991	1999	153,000	$21.84	75%	DSW L.A. Fitness Fresh & Easy
Kings Court Los Gatos, CA 95032(3)(6)	1960	1998	79,000	$28.27	100%	Lunardi’s Supermarket CVS
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	96,000	$29.88	97%	Borders Books Gap Kids Banana Republic
Santana Row—Retail San Jose, CA 95128	2002	1997	565,000	$42.97	98%	Crate & Barrel Borders Books Container Store Best Buy CineArts Theatre Hotel Valencia
Santana Row—Residential San Jose, CA 95128	2003-2006	1997	295 units	N/A	96%
Third Street Promenade Santa Monica, CA	1888-2000	1996-2000	211,000	$60.44	97%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate San Jose, CA	1960-1966	2004	645,000	$13.14	95%	Safeway Target Burlington Coat Factory Barnes & Noble Ross Michaels
Connecticut
Bristol Bristol, CT 06010	1959	1995	272,000	$12.32	85%	Stop & Shop TJ Maxx
Greenwich Avenue Greenwich Avenue, CT	1993	1995	36,000	$53.00	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, D.C 20015	1998	2001	118,000	$33.33	66%	Maggiano’s Borders Books
Sam’s Park & Shop Washington, DC 20008	1930	1995	49,000	$36.28	100%	Petco

Retail and Residential Properties—continued

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Florida
Courtyard Shops Wellington, FL 33414	1990, 1998	2008	130,000	$18.21	92%	Publix
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008	178,000	$16.93	95%	Winn Dixie CVS
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$20.81	94%	Golfsmith Guitar Center
Finley Square Downers Grove, IL 60515	1974	1995	315,000	$10.59	99%	Bed, Bath & Beyond Petsmart Buy Buy Baby
Garden Market Western Springs, IL 60558	1958	1994	140,000	$12.45	96%	Dominick’s Walgreens
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	$13.25	89%	Dominick’s
Maryland
Bethesda Row Bethesda, MD 20814(3)(7)	1945-1991 2001	1993-2006 2008	519,000	$42.32	96%	Barnes & Noble Giant Food Landmark Theater
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	99%
Congressional Plaza Rockville, MD 20852(8)	1965	1965	332,000	$30.78	100%	Buy Buy Baby Whole Foods Container Store
Congressional Plaza Residential Rockville, MD 20852(8)	2003	1965	146 units	N/A	98%
Courthouse Center Rockville, MD 20852	1970	1997	36,000	$16.98	89%
Federal Plaza Rockville, MD 20852	1970	1989	248,000	$29.88	94%	Micro Center Ross Dress For Less TJ Maxx Trader Joe’s
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	209,000	$25.46	76%	Bed, Bath & Beyond Ross Dress For Less
Governor Plaza Glen Burnie, MD 21961	1963	1985	267,000	$15.34	100%	Office Depot Bally Total Fitness Aldi
Laurel Centre Laurel, MD 20707	1956	1986	386,000	$17.29	97%	Giant Food Marshalls
Mid-Pike Plaza Rockville, MD 20852	1963	1982/2007	309,000	$27.31	85%	Bally Total Fitness Toys R Us A.C. Moore
Perring Plaza Baltimore, MD 21134	1963	1985	401,000	$12.22	98%	Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Quince Orchard Gaithersburg, MD 20877(3)	1975	1993	248,000	$20.21	70%	Magruders Staples
Rockville Town Square Rockville, MD 20852	2006-2007	2006-2007	182,000	$29.98	97%	CVS Gold’s Gym
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings	1960	1971	282 units	N/A	93%

Retail and Residential Properties—continued

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
THE AVENUE at White Marsh Baltimore, MD 21236(9)	1997	2007	298,000	$20.92	94%	AMC Loews Old Navy Barnes & Noble A.C. Moore
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	53,000	$31.61	100%
White Marsh Other Baltimore, MD 21236	1985	2007	49,000	$34.00	100%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$19.37	98%	Giant Food
Wildwood Bethesda, MD 20814	1958	1969	84,000	$80.89	97%	CVS Balducci’s
Massachusetts
Assembly Square Somerville, MA 02145	2005	2005-2009	332,000	$16.25	100%	Bed, Bath & Beyond Christmas Tree Shops Kmart Staples TJ Maxx A.C. Moore Sports Authority
Chelsea Commons Chelsea, MA 02150	1962-1969	2006-2008	222,000	$10.16	97%	Sav-A-Lot Home Depot
Dedham Dedham, MA 02026	1959	1993	242,000	$15.03	91%	Star Market
Linden Square Wellesley, MA 02481	1960	2006	217,000	$41.75	93%	Roche Brothers Supermarket CVS
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$13.80	100%	Stop & Shop
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$15.04	100%	TJ Maxx Hannaford
Saugus Plaza Saugus, MA 01906	1976	1996	171,000	$10.57	91%	Kmart Super Stop & Shop
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$11.57	99%	Bed, Bath & Beyond Best Buy Kroger DSW
North Carolina
Eastgate Chapel Hill, NC 27514	1963	1986	153,000	$20.07	99%	Stein Mart Trader Joe’s
New Jersey
Brick Plaza Brick Township, NJ 08723(3)	1958	1989	409,000	$15.07	98%	A&P Supermarket Barnes & Noble AMC Loews Sports Authority
Ellisburg Circle Cherry Hill, NJ 08034	1959	1992	268,000	$15.09	100%	Genuardi’s Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(3)(7)	1975	2003	501,000	$19.71	99%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite

Retail and Residential Properties—continued

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Troy Parsippany-Troy, NJ 07054	1966	1980	207,000	$16.16	86%	Pathmark L.A. Fitness
New York
Forest Hills Forest Hills, NY	1937-1987	1997	46,000	$23.29	100%	Midway Theatre
Fresh Meadows Queens, NY 11365	1949	1997	405,000	$24.91	98%	AMC Loews Kohl’s
Hauppauge Hauppauge, NY 11788	1963	1998	133,000	$24.22	99%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007	292,000	$18.57	100%	Barnes & Noble Bed, Bath & Beyond Buy Buy Baby Toys R Us Michaels
Melville Mall Huntington, NY 11747(10)	1974	2006	248,000	$17.96	100%	Waldbaum’s Marshalls Kohl’s
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	267,000	$13.59	93%	Acme Markets Kohl’s Staples L.A. Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	282,000	$17.08	100%	Acme Markets Lord & Taylor L.A. Fitness
Feasterville Feasterville, PA 19047	1958	1980	111,000	$13.81	91%	Genuardi’s OfficeMax
Flourtown Flourtown, PA 19031	1957	1980	192,000	$22.15	84%	Genuardi’s
Lancaster Lancaster, PA 17601(7)	1958	1980	107,000	$16.35	98%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	216,000	$14.06	94%	Marshalls Redner’s Warehouse Market
Lawrence Park Broomall, PA 19008	1972	1980	353,000	$17.95	98%	Acme Markets TJ Maxx CHI Home Goods
Northeast Philadelphia, PA 19114	1959	1983	285,000	$11.79	91%	Burlington Coat Factory Marshalls
Town Center of New Britain New Britain, PA 18901	1969	2006	125,000	$9.78	81%	Giant Food Rite Aid
Willow Grove Willow Grove, PA 19090	1953	1984	216,000	$19.10	97%	Barnes & Noble Marshalls
Wynnewood Wynnewood, PA 19096	1948	1996	255,000	$24.03	97%	Bed, Bath & Beyond Borders Books Genuardi’s Old Navy
Texas
Houston Street San Antonio, TX	1890-1935	1998	196,000	$20.35	82%	Hotel Valencia Walgreens
Virginia
Barracks Road Charlottesville, VA 22905	1958	1985	487,000	$20.47	96%	Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy Michaels

Retail and Residential Properties—continued

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Falls Plaza/Falls Plaza—East Falls Church, VA 22046	1960-1962	1967-1972	144,000	$26.84	100%	Giant Food CVS Staples
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$42.83	89%	Whole Foods
Leesburg Plaza Leesburg, VA 20176(6)	1967	1998	236,000	$22.35	98%	Giant Food Pier 1 Imports Office Depot Petsmart
Loehmann’s Plaza Fairfax, VA 22042	1971	1983	268,000	$25.33	96%	Bally Total Fitness Giant Food Loehmann’s Dress Shop
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(3)(6)	1966-1974	2003-2006	565,000	$15.25	95%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels Home Depot TJ Maxx Gold’s Gym
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$31.08	95%	Whole Foods Walgreens
Pan Am Fairfax, VA 22031	1979	1993	227,000	$18.13	100%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202(3)	2001-2002	1998	296,000	$33.80	99%	Harris Teeter Bed, Bath & Beyond Bally Total Fitness DSW
Pike 7 Plaza Vienna, VA 22180(6)	1968	1997	164,000	$33.08	100%	DSW Staples TJ Maxx
Shoppers’ World Charlottesville, VA 22091	1975-2001	2007	169,000	$11.64	95%	Whole Foods Staples
Shops at Willow Lawn Richmond, VA 23230	1957	1983	476,000	$16.07	87%	Kroger Old Navy Ross Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$23.96	91%	Talbots
Tyson’s Station Falls Church, VA 22043	1954	1978	49,000	$38.84	100%	Trader Joes
Village at Shirlington Arlington, VA 22206(7)	1940	1995	254,000	$31.88	97%	AMC Loews Carlyle Grand Café Harris Teeter

Total All Regions—Retail			18,169,000	$22.14	95%
Total All Regions—Residential			903 units		95%

(1)	Represents the physical square footage of the commercial portion of the property, which may differ from the gross leasable square footage used to express percentage leased. Some of our properties include office space which is included in this square footage but is not material in total.
(2)	Retail percentage leased is expressed as a percentage of rentable commercial square feet occupied or subject to a lease under which rent is currently payable and includes square feet covered by leases for stores not yet opened. Residential percentage leased is expressed as a percentage of units occupied or subject to a lease.
(3)	All or a portion of this property is owned pursuant to a ground lease.

(4)	We own the controlling interest in this center.
(5)	We own a 90% general and limited partnership interests in these buildings.
(6)	We own this property in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.
(7)	All or a portion of this property is subject to a capital lease obligation.
(8)	We own a 64.1% membership interest in this property.
(9)	50% of the ownership of this property is in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.
(10)	The Trust controls Melville Mall through a 20 year master lease and secondary financing to the owner. The master lease includes a purchase option in 2021 for $5.0 million plus the assumption of the owner’s $25.8 million first mortgage. Because the Trust controls this property and retains substantially all of the economic benefit and risk associated with it, we consolidate this property and its operations.

ITEM 3.    LEGAL PROCEEDINGS

In May 2003, a breach of contract action was filed against us alleging that a one page document entitled “Final Proposal” constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The “Final Proposal” explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest.

Based on this tentative ruling, we estimated interest could range from $2.1 million to $8.4 million. Accordingly, considering all the information available to us on May 6, 2009, when we filed our Form 10-Q for the three months ended March 31, 2009, our best estimate of damages, interest, and other costs was $21.4 million.

Accordingly, we increased our accrual for the matter from $0.8 million at December 31, 2008, to $21.4 million at March 31, 2009. In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit. In July 2009, we and the plaintiff both filed a notice of appeal. The plaintiff also filed reimbursement motions for $2.1 million of legal fees, expert fees, and court costs of which $1.9 million was subsequently denied. In December 2009, the plaintiff filed an “appellee’s principal and response brief” providing additional information regarding the issues the plaintiff is appealing. The plaintiff’s appeal included only the denial of expert fees which totals approximately $0.4 million. Given the additional information regarding the appeal, we lowered our accrual to $16.4 million, which reflects our best estimate of the litigation liability. The net increase in our accrual of $15.6 million is included in “litigation provision” in our consolidated statement of operations, and the $16.4 million accrual is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheet as of December 31, 2009. During 2009, we incurred additional legal and other costs related to this lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statement of operations.

We expect oral arguments on the appeal to be scheduled for later in 2010. All judgments will be stayed until completion of the appeals. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever, and will vigorously defend our position as part of the appeal process.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange under the symbol “FRT.” Listed below are the high and low closing prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

	Price Per Share		Dividends Declared Per Share
	High	Low
2009
Fourth quarter	$70.49	$57.49	$0.660
Third quarter	$66.03	$48.24	$0.660
Second quarter	$59.28	$45.51	$0.650
First quarter	$60.31	$38.82	$0.650
2008
Fourth quarter	$84.96	$43.46	$0.650
Third quarter	$95.00	$61.87	$0.650
Second quarter	$85.00	$68.25	$0.610
First quarter	$83.41	$61.60	$0.610

On February 12, 2010, there were 3,925 holders of record of our common shares.

Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.

Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 42 consecutive years.

Our total annual dividends paid per common share for 2009 and 2008 were $2.61 per share and $2.48 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2010 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2009	2008
Ordinary dividend	$2.377	$2.455
Ordinary dividend eligible for 15% tax rate	0.024	0.025
Return of capital	0.183	—
Capital gain	0.026	—

	$2.610	$2.480

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

Recent Sales of Unregistered Shares

Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2009, there were no operating partnership unit redemptions. All other equity securities sold by us during 2009 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No equity securities were purchased by us during 2009. However, 1,495 restricted common shares were forfeited by former employees.

ITEM 6.    SELECTED FINANCIAL DATA

The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended December 31, 2005 through 2008 have been reclassified to conform to the 2009 presentation.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$513,220	$501,627	$465,394	$414,261	$375,655
Property operating income(1)	$364,040	$354,989	$336,642	$301,513	$273,398
Income from continuing operations	$102,356	$120,600	$99,379	$94,305	$88,292
Gain on sale of real estate	$1,298	$12,572	$94,768	$23,956	$30,748
Net income	$103,872	$135,153	$201,127	$123,065	$119,846
Net income attributable to the Trust	$98,304	$129,787	$195,537	$118,712	$114,612
Net income available for common shareholders	$97,763	$129,246	$195,095	$103,514	$103,137
Net cash provided by operating activities	$256,765	$228,285	$214,209	$186,654	$174,941
Net cash used in investing activities	$(127,341)	$(207,567)	$(151,439)	$(317,429)	$(152,730)
Net cash (used in) provided by financing activities	$(9,258)	$(56,186)	$(23,574)	$133,631	$(44,047)
Dividends declared on common shares	$157,638	$148,444	$135,102	$133,066	$124,928
Weighted average number of common shares outstanding:
Basic	59,704	58,665	56,108	53,469	52,533
Diluted	59,830	58,889	56,473	53,858	53,050
Earnings per common share, basic(2):
Continuing operations	$1.60	$1.94	$1.66	$1.39	$1.35
Discontinued operations	0.03	0.25	1.81	0.40	0.60
Gain on sale of real estate	—	—	—	0.14	—

Total	$1.63	$2.19	$3.47	$1.93	$1.95

Earnings per common share, diluted(2):
Continuing operations	$1.60	$1.94	$1.65	$1.38	$1.34
Discontinued operations	0.03	0.25	1.80	0.39	0.59
Gain on sale of real estate	—	—	—	0.14	—

Total	$1.63	$2.19	$3.45	$1.91	$1.93

Dividends declared per common share(3)	$2.62	$2.52	$2.37	$2.46	$2.37

Other Data:
Funds from operations available to common shareholders(2)(4)(5)(6)	$211,065	$228,397	$206,037	$176,419	$162,819
EBITDA(5)(7)	$322,923	$339,099	$417,560	$316,783	$292,465
Adjusted EBITDA(5)(7)	$321,625	$326,527	$322,792	$292,827	$261,717
Ratio of EBITDA to combined fixed charges and preferred share dividends(5)(7)(8)	2.7x	3.2x	3.3x	2.6x	2.7x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(5)(7)(8)	2.7x	3.1x	2.5x	2.4x	2.4x

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Balance Sheet Data:
Real estate, at cost	$3,759,234	$3,673,685	$3,452,847	$3,204,258	$2,829,321
Total assets	$3,222,309	$3,092,776	$2,989,297	$2,688,606	$2,350,852
Mortgages payable and capital lease obligations	$601,884	$452,810	$450,084	$460,398	$419,713
Notes payable	$261,745	$336,391	$210,820	$109,024	$316,755
Senior notes and debentures	$930,219	$956,584	$977,556	$1,127,508	$653,675
Preferred shares	$9,997	$9,997	$9,997	$—	$135,000
Shareholders’ equity	$1,209,063	$1,146,954	$1,146,450	$806,269	$794,040
Number of common shares outstanding	61,242	58,986	58,646	55,321	52,891

(1)	Property operating income is a non-GAAP measure that consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.
(2)	Effective January 1, 2009, we adopted a new accounting standard which requires us to calculate earnings per share (“EPS”) and funds from operations available for common shareholders (“FFO”) per share for all periods presented using the two-class method. EPS and FFO per share for prior periods have been restated to conform to the requirements of the new accounting standard which is further discussed in Note 16 to the consolidated financial statements.
(3)	The 2006 and 2005 dividends declared per common share each include a special dividend of $0.20 resulting from the sales of condominiums at Santana Row.
(4)	FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performances. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with U.S. GAAP, plus depreciation and amortization of real estate assets and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	2009	2008	2007	2006	2005
	(In thousands)
Net income	$103,872	$135,153	$201,127	$123,065	$119,846
Net income attributable to noncontrolling interests	(5,568)	(5,366)	(5,590)	(4,353)	(5,234)
Gain on sale of real estate	(1,298)	(12,572)	(94,768)	(23,956)	(30,748)
Depreciation and amortization of real estate assets	103,104	101,450	95,565	88,649	82,752
Amortization of initial direct costs of leases	9,821	8,771	8,473	7,390	6,972
Depreciation of joint venture real estate assets	1,388	1,331	1,241	768	630

Funds from operations	211,319	228,767	206,048	191,563	174,218
Dividends on preferred shares	(541)	(541)	(442)	(10,423)	(11,475)
Income attributable to operating partnership units	974	950	1,156	748	801
Preferred share redemption costs	—	—	—	(4,775)	—
Income attributable to unvested shares	(687)	(779)	(725)	(694)	(725)

Funds from operations available for common shareholders	$211,065	$228,397	$206,037	$176,419	$162,819

(5)	Includes a charge of $16.4 million in 2009 for increasing the accrual for litigation regarding a parcel of land located adjacent to Santana Row as well as other costs related to the litigation and appeal process. The matter is further discussed in Note 8 to the consolidated financial statements.
(6)	Includes a charge of $1.6 million in 2008 related to the settlement of a litigation matter relating to a shopping center in New Jersey. The matter is further discussed in Note 8 to the consolidated financial statements.
(7)	The SEC has stated that EBITDA is a non-GAAP measure as calculated in the table below. Adjusted EBITDA is a non-GAAP measure that means net income or loss attributable to the Trust plus net interest expense, income taxes, depreciation and amortization, gain or loss on sale of real estate and impairments of real estate if any. Adjusted EBITDA is presented because it approximates a key performance measure in our debt covenants, but it should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.

The reconciliation of net income attributable to the Trust to EBITDA and adjusted EBITDA for the periods presented is as follows:

	2009	2008	2007	2006	2005
	(In thousands)
Net income attributable to the Trust	$98,304	$129,787	$195,537	$118,712	$114,612
Depreciation and amortization	115,093	111,068	105,966	97,879	91,503
Interest expense	108,781	99,163	117,394	102,808	88,566
Early extinguishment of debt	2,639	—	—	—	—
Other interest income	(1,894)	(919)	(1,337)	(2,616)	(2,216)

EBITDA	322,923	339,099	417,560	316,783	292,465
Gain on sale of real estate	(1,298)	(12,572)	(94,768)	(23,956)	(30,748)

Adjusted EBITDA	$321,625	$326,527	$322,792	$292,827	$261,717

(8)	Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount and expense and the portion of rent expense representing an interest factor. Preferred share dividends consist of dividends paid on preferred shares and preferred share redemption costs. Our Series B preferred shares were redeemed in full in November 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

We are an equity real estate investment trust specializing in the ownership, management and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategic metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of December 31, 2009, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 84 predominantly retail real estate projects comprising approximately 18.2 million square feet. In total, the real estate projects were 94.5% leased and 93.2% occupied at December 31, 2009. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2009. In total, the joint venture properties in which we own an interest were 85.0% leased and occupied at December 31, 2009. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 42 consecutive years.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP”, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” of this report. Management considers an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated results of operations or financial condition.

Our significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

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

Current accounts receivable from tenants primarily relate to contractual minimum rent and percentage rent as well as real estate tax and other cost reimbursements. Accounts receivable from straight-line rent is typically longer term in nature and relates to the cumulative amount by which straight-line rental income recorded to date exceeds cash rents billed to date under the contractual lease agreement.

We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous different factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. At December 31, 2009 and 2008, our allowance for doubtful accounts was $16.1 million and $11.8 million, respectively. Historically, we have recognized bad debt expense between 0.4% and 1.3% of rental income and it was 1.2% in 2009 reflecting economic changes and their impact to our tenants. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and correspondingly bad debt expense and net income. For example, in the event our estimates were not accurate and we were required to increase our allowance by 1% of rental income, our bad debt expense would have increased and our net income would have decreased by $5.1 million.

Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2009 and 2008, accounts receivable include approximately $41.8 million and $37.2 million, respectively, related to straight-line rents. Correspondingly, these estimates of collectability have a direct impact on our net income.

Real Estate

The nature of our business as an owner, redeveloper and operator of retail shopping centers and mixed-use properties means that we invest significant amounts of capital. Depreciation and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. We capitalize real estate investments and depreciate them on a straight-line basis in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates and, therefore, to our depreciation rates. These reviews take into account the historical retirement and replacement of our assets, the repairs required to maintain the condition of our assets, the cost of redevelopments that may extend the useful lives of our assets and general economic and real estate factors. A newly developed neighborhood shopping center building would typically have an economic useful life of 50 to 60 years, but since many of our assets are not newly developed buildings, estimating the useful lives of assets that are long-lived requires significant management judgment. Certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen competition or changes in customer shopping habits could substantially alter our assumptions regarding our ability to realize the expected return on investment in the property and therefore reduce the economic life of the asset and affect the amount of depreciation expense to be charged against both the current and future revenues. These assessments have a direct impact on our net income. The longer the economic useful life, the lower the depreciation charged to that asset in a fiscal period will be, which in turn will increase our net income. Similarly, having a shorter economic useful life would increase the depreciation for a fiscal period and decrease our net income.

Land, buildings and real estate under development are recorded at cost. We compute depreciation using the straight-line method with useful lives ranging generally from 35 years to a maximum of 50 years on buildings and major improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements, which improve or extend the life of the asset, are capitalized and depreciated over the life of the lease or the estimated useful life of the improvements, whichever is shorter. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 20 years. Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including applicable salaries and the related direct costs, are capitalized. The capitalized costs associated with developments and redevelopments are depreciated over the life of the improvement. Capitalized costs associated with leases are depreciated or amortized over the base term of the lease. Unamortized leasing costs are charged to expense if the applicable tenant vacates before the expiration of its lease. Undepreciated tenant work is written-off if the applicable tenant vacates and the tenant work is replaced or has no future value. Additionally, we make estimates as to the probability of certain development and redevelopment projects being completed. If we determine the redevelopment is no longer probable of completion, we immediately expense all capitalized costs which are not recoverable.

When applicable, as lessee, we classify our leases of land and building as operating or capital leases. We are required to use judgment and make estimates in determining the lease term, the estimated economic life of the property and the interest rate to be used in determining whether or not the lease meets the qualification of a capital lease and is recorded as an asset.

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

Real Estate Acquisitions

Upon acquisition of operating real estate properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets and liabilities (consisting of above-market and below-market leases, in-place leases and tenant relationships), and assumed debt. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.

Long-Lived Assets and Impairment

There are estimates and assumptions made by management in preparing the consolidated financial statements for which the actual results will be determined over long periods of time. This includes the recoverability of long-lived assets, including our properties that have been acquired or redeveloped and our investment in certain joint ventures. Management’s evaluation of impairment includes review for possible indicators of impairment as well as, in certain circumstances, undiscounted and discounted cash flow analysis. The calculation of both discounted and undiscounted cash flows requires management to make estimates of future cash flows including revenues, operating expenses, required maintenance and development expenditures, market conditions, demand for space by tenants and rental rates over long periods. Because our properties typically have a long life, the assumptions used to estimate the future recoverability of book value requires significant management judgment. Actual results could be significantly different from the estimates. These estimates have a direct impact on net income, because recording an impairment charge results in a negative adjustment to net income.

Contingencies

We are sometimes involved in lawsuits, warranty claims, and environmental matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters. We accrue a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range; however, if no amount within the range is a better estimate than any other amount, the minimum within the range is accrued. Any difference between our estimate of a potential loss and the actual outcome would result in an increase or decrease to net income.

As further discussed in Note 8 to the Consolidated Financial Statements, we are party to a litigation matter related to a parcel of land adjacent to our Santana Row property. During 2009, the judge awarded damages to the plaintiff including interest and costs of suit resulting in us increasing our litigation accrual to $16.4 million. We and the plaintiff are both appealing the ruling and expect oral arguments on the appeal to be scheduled for later in 2010. A change in the final ruling in our favor as part of the appeals process could result in a decrease to our litigation liability which would increase net income; however, an adverse change during the appeals process could result in an increase to the litigation accrual which would decrease our net income.

In addition, we reserve for estimated losses, if any, associated with warranties given to a buyer at the time an asset is sold or other potential liabilities relating to that sale, taking any insurance policies into account. These warranties may extend up to ten years and the calculation of potential liability requires significant judgment. If changes in facts and circumstances indicate that warranty reserves are understated, we will accrue additional reserves at such time a liability has been incurred and the costs can be reasonably estimated. Warranty reserves are released once the legal liability period has expired or all related work has been substantially completed. Any changes to our estimated warranty losses would result in an increase or decrease in net income.

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

New Accounting Pronouncements

FASB Accounting Standards Codification

In June 2009, the FASB issued new accounting requirements, which make the FASB Accounting Standards Codification (“Codification”) the single source of authoritative literature for U.S. accounting and reporting standards. The Codification is not meant to change existing GAAP but rather provide a single source for all literature. We adopted the standard during the quarter ended September 30, 2009, which required us to change certain disclosures in our financial statements to reflect Codification or “plain English” references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of this requirement impacted certain disclosures in the financial statements but did not have an impact on our consolidated financial position, results of operations, or cash flows.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted a new accounting standard that broadens and clarifies the definition of a business, which will result in significantly more of our acquisitions being treated as business combinations rather than asset acquisitions. The new requirement is effective for business combinations for which the acquisition date is on or after January 1, 2009, and therefore, will only impact prospective acquisitions with no change to the accounting for acquisitions completed prior to or on December 31, 2008. The new standard requires us to expense all acquisition related transaction costs as incurred which could include broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For acquisitions prior to January 1, 2009, these costs were capitalized as part of the acquisition cost. While the adoption did not have a material impact on our financial statements for 2009, the impact to our future consolidated financial statements will vary significantly depending on the timing and number of acquisitions or potential acquisitions, size of the acquisitions, and location of the acquisitions. Based on acquisitions in the past several years, transaction costs for single asset acquisitions typically ranged from $0.1 million to $1.0 million with significantly higher transaction costs for an acquisition of a larger portfolio. The new standard includes several other changes to the accounting for business combinations including requiring contingent consideration to be measured at fair value at acquisition and subsequently remeasured through the income statement if accounted for as a liability as the fair value changes, any adjustments during the purchase price allocation period to be “pushed back” to the acquisition date with prior periods being adjusted for any changes, and the business combination to be accounted for on the acquisition date or the date control is obtained. During 2008, we expensed all acquisition related costs for acquisitions which did not close prior to December 31, 2008.

Effective January 1, 2009, we adopted a new accounting standard that significantly changes the accounting and reporting of minority interests in the consolidated financial statements and requires a noncontrolling interest, which was previously referred to as a minority interest, to be recognized as a component of equity rather than included in the mezzanine section of the balance sheet where it was previously presented. On January 1, 2009, we reclassified $32.4 million from the mezzanine section of the balance sheet to shareholders’ equity. The terminology “minority interest” has been changed to “noncontrolling interest”. The “minority interest” caption on the statement of operations is now reflected as “net income attributable to noncontrolling interests” and shown after consolidated net income. This is a presentation only change for minority interest on both the balance sheet and statement of operations and has no impact to total liabilities and shareholders’ equity, net income available to common shareholders, or earnings per share. The statement also requires the recognition of 100% of the fair value of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest with subsequent acquisitions of the noncontrolling interest recorded as equity transactions. The new accounting standard was adopted effective January 1, 2009 and has been applied prospectively except for the presentation changes to the balance sheet and statement of operations which have been applied retrospectively in the 2008 and 2007 consolidated financial statements. While there was no additional impact on the consolidated financial statements during 2009, the impact on our future consolidated financial statements will vary depending on the level of transactions with entities involving noncontrolling interests.

Effective January 1, 2009, we adopted a new accounting standard that requires enhanced disclosures about an entity’s derivative instruments and hedging activities. The adoption did not have an impact on our consolidated financial statements as we currently have no derivative instruments outstanding.

Effective January 1, 2009, we adopted a new accounting standard that defines unvested share-based payment awards that contain non-forfeitable rights to receive dividends (whether paid or unpaid) as participating securities that should be included in the computation of EPS pursuant to the two-class method. As part of our stock based compensation program, we issue restricted shares which typically vest over a three to six year period; these shares have non-forfeitable rights to dividends immediately after issuance. Prior to January 1, 2009, we excluded the unvested shares from the basic EPS calculation and included them using the treasury stock method in diluted EPS. Effective January 1, 2009, we adopted the new accounting standard and have calculated EPS for all periods presented under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. The implementation did not result in a significant change to basic or diluted EPS for all periods presented.

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

During the quarter ended June 30, 2009, we adopted a new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods. The adoption resulted in additional disclosures in our quarterly financial statements.

During the quarter ended June 30, 2009, we adopted a new accounting standard which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued and requires disclosure of the date through which subsequent events have been evaluated. We have added disclosure in Note 1 under “Principles of Consolidation and Estimates” to the consolidated financial statements in this Form 10-K regarding the date through which we have evaluated subsequent events.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard which provides certain changes to the evaluation of a VIE including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. The standard is effective January 1, 2010, and is applicable to all entities in which an enterprise has a variable interest. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Property Acquisitions and Dispositions

2009 Significant Transactions

On June 26, 2009, one of our tenants acquired from us our fee interest in a land parcel in White Marsh, Maryland, that was subject to a long-term ground lease. The ground lease included an option for the tenant to purchase the fee interest. The sales price was $2.1 million and resulted in a gain of $0.4 million.

On October 16, 2009, we acquired 16.6 acres of riverfront property at Assembly Square in Somerville, Massachusetts, for use in future development, in exchange for the sale of 12.4 acres of adjacent inland land, $3 million in cash, and the assumption of a $5 million liability. The purchase price of the riverfront parcel was determined to be $33.1 million based on current fair value calculations. The sale of the inland land resulted in no gain or loss on sale as the fair value of the consideration exchanged equaled the cost basis of the land sold. The land we acquired is included in “construction–in-progress” in the accompanying consolidated balance sheet as of December 31, 2009 and the historical basis in the land we sold in 2009 is classified as “assets held for sale” in the accompanying consolidated balance sheet as of December 31, 2008.

2008 Significant Transactions

A summary of our significant acquisitions in 2008 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
May 30	Del Mar Village	Boca Raton, FL	154,000	$41.7
July 11	7015 & 7045 Beracasa Way	Boca Raton, FL	24,000	6.7
July 16	Chelsea Commons Phase II	Chelsea, MA	26,000	8.0
September 4	Courtyard Shops	Wellington, FL	127,000	37.9
September 25 and 30	Bethesda Row	Bethesda, MD	N/A	38.8	(1)

		Total	331,000	$133.1

(1)	On September 25 and 30, 2008, we completed exchange transactions whereby we sold our fee interest in four land parcels that were subject to long-term ground leases with tenants and acquired the fee interest in two land parcels under our Bethesda Row property. Prior to the transactions, the land parcels at Bethesda Row were encumbered by capital lease obligations which were extinguished as part of the transactions. The transactions were completed as 1031 tax deferred exchange transactions and involved net cash paid to us of $23.2 million.

A summary of our significant dispositions in 2008 is as follows:

Sale Date	Property	Location	Year Acquired or Built	Gross Leasable Area		Sales Price	Gain
				(In square feet)		(In millions)
September 25 and 30	Four Land Parcels:(1)					$38.8	$0.9
	The Shoppes at Nottingham Square	White Marsh, MD	2007	134,000
	White Marsh Other	White Marsh, MD	2007	N/A	(2)
	White Marsh Other	White Marsh, MD	2007	3,000
	North Dartmouth	North Dartmouth, MA	2006	135,000
December 29	Greenwich Avenue	Greenwich, CT	1995	7,000		7.2	5.2	(3)

		Total		279,000		$46.0	$6.1

(1)	On September 25 and 30, 2008, we completed exchange transactions whereby we sold our fee interest in four land parcels that were subject to long-term ground leases with tenants and acquired the fee interest in two land parcels under our Bethesda Row property. Three of the land parcels we sold were in White Marsh, MD, and one parcel was in North Dartmouth, MA. The transactions were completed as 1031 tax deferred exchange transactions and involved net cash paid to us of $23.2 million.
(2)	This land parcel was subject to a ground lease covering 50,000 square feet of office space not included in our gross leasable area.
(3)	We sold one of two retail buildings located in Greenwich, CT.

In 2005 and 2006, warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. In 2006 and 2007, we increased our warranty reserves by $2.5 million and $5.1 million, respectively, net of taxes, related to defective work done by third party contractors while upgrades were made to certain units being prepared for sale. During 2007 and 2008, we evaluated the potentially affected units, and as of December 31, 2008, have substantially completed the inspections and repairs. The extent of the damages encountered in the units and the resulting costs to repair varied considerably amongst the units. As a result, we have adjusted the warranty reserve to reflect the actual costs incurred related to these issues which is approximately $2.4 million, net of $1.5 million of taxes. The change in the reserve of $5.2 million is included in “Gain on sale of real estate from discontinued operations” in 2008. These amounts do not reflect any amounts we may recover in the future from insurance or the contractors responsible for the defective work. Due to the inherent uncertainty related to the recovery from insurance or the contractor, we are unable to estimate an expected recovery; any recovery will be reflected in our financial statements once the amount is determinable, considered probable, and collectible.

Litigation Provision

In May 2003, a breach of contract action was filed against us alleging that a one page document entitled “Final Proposal” constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The “Final Proposal” explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest.

Based on this tentative ruling, we estimated interest could range from $2.1 million to $8.4 million. Accordingly, considering all the information available to us on May 6, 2009, when we filed our Form 10-Q for the three months ended March 31, 2009, our best estimate of damages, interest, and other costs was $21.4 million.

Accordingly, we increased our accrual for the matter from $0.8 million at December 31, 2008, to $21.4 million at March 31, 2009. In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit. In July 2009, we and the plaintiff both filed a notice of appeal. The plaintiff also filed reimbursement motions for $2.1 million of legal fees, expert fees, and court costs of which $1.9 million was subsequently denied. In December 2009, the plaintiff filed an “appellee’s principal and response brief” providing additional information regarding the issues the plaintiff is appealing. The plaintiff’s appeal included only the denial of expert fees which totals approximately $0.4 million. Given the additional information regarding the appeal, we lowered our accrual to $16.4 million, which reflects our best estimate of the litigation liability. The net increase in our accrual of $15.6 million is included in “litigation provision” in our consolidated statement of operations, and the $16.4 million accrual is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheet as of December 31, 2009. During 2009, we incurred additional legal and other costs related to this lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statement of operations.

We expect oral arguments on the appeal to be scheduled for later in 2010. All judgments will be stayed until completion of the appeals. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever, and will vigorously defend our position as part of the appeal process.

2009 Significant Debt and Equity Transactions

On January 5, 2009, we repaid the $4.4 million mortgage loan on a small portion of Mercer Mall which had an original maturity date of April 1, 2009. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

On various dates from January 12, 2009 to April 1, 2009, we purchased and retired $11.1 million of our 8.75% senior notes which had an original maturity date of December 1, 2009. These notes were repaid with funds borrowed on our $300 million revolving credit facility.

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

Approximately $40.3 million of notes were purchased and retired at a 2% premium to par value resulting in a net loss on early extinguishment of approximately $1.0 million including costs of the transaction; this amount is included in “early extinguishment of debt” in the consolidated statement of operations. The notes were repaid with funds from our term loan.

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

On October 27, 2009 and December 21, 2009, we repaid $100 million and $22 million, respectively, of our term loan. The term loan has an original maturity date of July 27, 2011, however, the loan agreement includes an option to prepay the loan, in whole or in part, at any time without premium or penalty. Due to these repayments, approximately $1.7 million of unamortized debt fees were recorded as additional interest expense in 2009 and are included in “early extinguishment of debt” in the consolidated statement of operations. The term loan was partially repaid using available cash from the 2009 debt and equity issuances.

On December 1, 2009, we repaid the remaining $123.6 million of our 8.75% senior notes on its original maturity date using available cash from the 2009 debt financings.

Also, on December 1, 2009, we repaid our 30% share of two mortgage loans of our partnership with a discretionary fund created and advised by ING Clarion Partners. Our share of the repayment was $7.0 million (or $23.4 million in total) on the mortgage loans for two properties.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property redevelopments,

•	expansion of our portfolio through property acquisitions, and

•	growth in our same-center portfolio.

Our properties are located in densely populated or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities and believe that the decrease in occupancy we have experienced beginning in 2008 as a result of the economic recession will provide future redevelopment opportunities that may not otherwise have been available. In 2010 and 2011, we expect to have redevelopment projects stabilizing with projected costs of approximately $28 million and $53 million, respectively.

Additionally, in October 2009, we completed a land exchange at Assembly Square whereby we now own 16.6 acres of fully entitled riverfront property for the proposed development of Assembly Square. The development at Assembly Square is a long-term development project which we expect to be involved in over the coming years. The project currently has zoning entitlements to add 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. We expect that we will structure any future development in a manner designed to mitigate our risk which may include selling entitlements or co-developing with other real estate companies. Beginning in 2009 and continuing into 2010, we will be completing certain infrastructure work as well as continuing our current predevelopment work. We expect to receive approximately $10 million in public funding related to the infrastructure work we are completing and we expect the state will complete certain additional infrastructure work using government stimulus funds. We expect to incur between $10 million and $30 million related to the development in 2010, net of expected bond proceeds.

We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long term opportunities. Generally, our acquisitions do not initially contribute significantly to earnings growth; however, they provide long term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. On occasion we also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through the assumption of mortgages.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. The current economic environment may, however, impact our ability to increase rental rates in the short-term and may require us to decrease some rental rates in the short-term. This will have a long-term impact over the contractual term of the lease agreement, which on average is between five and ten years. As a result of the current economic environment, occupancy declined 1.1% during 2009. We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy to be a driver of our same-center growth over the long term as we are able to release these vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2009, no single tenant accounted for more than 2.6% of annualized base rent.

The current downturn in the economy may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. We have seen tenants experiencing declining sales, vacating early, or filing for bankruptcy, as well as seeking rent relief from us as landlord. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. Further, our ability to re-lease vacant spaces may be negatively impacted by the current economic environment. While we believe the locations of our centers and diverse tenant base should mitigate the negative impact of the economic environment, we may continue to see an increase in vacancy that will have a negative impact on our revenue and bad debt expense. We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate any future impact.

At December 31, 2009, the leasable square feet in our properties was 93.2% occupied and 94.5% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

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

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

			Change
	2009	2008	Dollars	%
	(Dollar amounts in thousands)
Rental income	$513,220	$501,627	$11,593	2.3%
Other property income	12,856	14,013	(1,157)	-8.3%
Mortgage interest income	4,943	4,548	395	8.7%

Total property revenue	531,019	520,188	10,831	2.1%

Rental expenses	108,806	109,718	(912)	-0.8%
Real estate taxes	58,173	55,481	2,692	4.9%

Total property expenses	166,979	165,199	1,780	1.1%

Property operating income	364,040	354,989	9,051	2.5%
Other interest income	1,894	916	978	106.8%
Income from real estate partnership	1,322	1,612	(290)	-18.0%
Interest expense	(108,781)	(99,163)	(9,618)	9.7%
Early extinguishment of debt	(2,639)	—	(2,639)	100%
General and administrative expense	(22,032)	(26,732)	4,700	-17.6%
Litigation provision	(16,355)	—	(16,355)	100%
Depreciation and amortization	(115,093)	(111,022)	(4,071)	3.7%

Total other, net	(261,684)	(234,389)	(27,295)	11.6%

Income from continuing operations	102,356	120,600	(18,244)	-15.1%
Income from discontinued operations	218	1,981	(1,763)	-89.0%
Gain on sale of real estate from discontinued operations	1,298	12,572	(11,274)	-89.7%

Net income	103,872	135,153	(31,281)	-23.1%
Net income attributable to noncontrolling interests	(5,568)	(5,366)	(202)	3.8%

Net income attributable to the Trust	$98,304	$129,787	$(31,483)	-24.3%

Property Revenues

Total property revenue increased $10.8 million, or 2.1%, to $531.0 million in 2009 compared to $520.2 million in 2008. The percentage occupied at our shopping centers decreased to 93.2% at December 31, 2009 compared to 94.3% at December 31, 2008. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $11.6 million, or 2.3%, to $513.2 million in 2009 compared to $501.6 million in 2008, due primarily to the following:

•

an increase of $7.0 million at redevelopment properties due primarily to increased rental rates on new leases including newly created retail and residential spaces generating revenue and increased cost reimbursements,

•	an increase of $4.8 million attributable to properties acquired in 2008, and

•

an increase of $0.8 million at same-center properties due to increased rental rates on new and renewal leases and increased temporary tenant income partially offset by lower occupancy, percentage rent and recoveries, partially offset by

•	a decrease of $1.1 million as a result of having demolished an operating property in 2008 for use in future development.

Other Property Income

Other property income decreased $1.2 million, or 8.3%, to $12.9 million in 2009 compared to $14.0 million in 2008. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. In 2009, the decrease is primarily due to a decrease in lease termination fees partially offset by an increase in income from our restaurant joint ventures.

Property Expenses

Total property expenses increased $1.8 million, or 1.1%, to $167.0 million in 2009 compared to $165.2 million in 2008. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses decreased $0.9 million, or 0.8%, to $108.8 million in 2009 compared to $109.7 million in 2008. This decrease is due primarily to the following:

•	a decrease of $1.4 million in ground rent expense at same-center properties due primarily to the acquisition of the fee interest in two land parcels at Bethesda Row in 2008,

•	a decrease of $1.1 million in marketing expense at same-center and redevelopment properties, primarily due to costs related to Arlington East (Bethesda Row) which opened during 2008,

•	a decrease of $0.7 million in insurance expense at same-center properties, and

•	a decrease of $0.3 million in payroll expense at same-center and redevelopment properties,

partially offset by

•	an increase of $2.0 million in repairs and maintenance at same-center and redevelopment properties primarily due to higher snow removal costs, and

•	an increase of $0.9 million attributable to properties acquired in 2008,

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income decreased to 20.7% in 2009 from 21.3% in 2008.

Real Estate Taxes

Real estate tax expense increased $2.7 million, or 4.9%, to $58.2 million in 2009 compared to $55.5 million in 2008. This increase is due primarily to an increase of $1.8 million related to higher assessments at redevelopment properties and $0.8 million related to properties acquired in 2008.

Property Operating Income

Property operating income increased $9.1 million, or 2.5%, to $364.0 million in 2009 compared to $355.0 million in 2008. As discussed above, this increase is due primarily to growth in earnings at redevelopment properties, earnings attributable to properties acquired in 2008, partially offset by lower earnings in our same-center portfolio as discussed above.

Other

Other Interest Income

Other interest income increased $1.0 million to $1.9 million in 2009 compared to $0.9 million in 2008. This increase is due primarily to investing the funds from our second quarter and August 2009 debt and equity transactions on a short-term basis in money market and other highly liquid investments while we evaluate the current environment to determine the best use of the proceeds in addition to repaying the 8.75% senior notes that matured in December 2009 and paying down the term loan in October and December 2009.

Interest Expense

Interest expense increased $9.6 million, or 9.7%, to $108.8 million in 2009 compared to $99.2 million in 2008. This increase is primarily due to the following:

•	an increase of $10.4 million due to higher borrowings,

partially offset by

•	a decrease of $0.6 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.2 million in capitalized interest.

Gross interest costs were $114.3 million and $104.5 million in 2009 and 2008, respectively. Capitalized interest amounted to $5.5 million and $5.3 million in 2009 and 2008, respectively.

Early Extinguishment of Debt

The $2.6 million early extinguishment of debt in 2009 consists of $1.7 million due to the write-off of unamortized debt fees related to the $122 million pay down of the term loan in the fourth quarter 2009 and $1.0 million related to a cash tender offer for $40.3 million of our 8.75% senior notes due December 1, 2009, which were purchased and retired at a 2% premium to par value.

General and Administrative Expense

General and administrative expense decreased $4.7 million, or 17.6%, to $22.0 million in 2009 from $26.7 million in 2008. The decrease is primarily due to a $1.6 million litigation settlement in 2008 related to a shopping center in New Jersey, $1.5 million lower legal fees related to litigation over a parcel of land located adjacent to Santana Row and other legal matters, and overall cost reduction efforts partially offset by expensing previously capitalized predevelopment costs.

Litigation Provision

The $16.4 million litigation provision in 2009 is due to increasing the accrual for litigation regarding a parcel of land located adjacent to Santana Row as well as other costs related to the litigation and appeal process. See Note 8 to the consolidated financial statements in this Form 10-K for further discussion on the litigation.

Depreciation and Amortization

Depreciation and amortization expense increased $4.1 million, or 3.7%, to $115.1 million in 2009 from $111.0 million in 2008. This increase is due primarily to capital improvements at same-center and redevelopment properties and 2008 acquisitions as well as accelerated depreciation for tenant improvements where the tenant vacated prior to the end of their lease term. This increase is partially offset by accelerated depreciation in 2008 related to the change in use of a redevelopment building which was later demolished.

Income from Discontinued Operations

Income from discontinued operations represents the operating income of properties that have been disposed, or will be disposed, which is required to be reported separately from results of ongoing operations. The reported income of $0.2 million and $2.0 million in 2009 and 2008, respectively, represents the income for the period during which we owned properties sold in 2009 and 2008.

Gain on Sale of Real Estate from Discontinued Operations

The $1.3 million gain on sale of real estate from discontinued operations for 2009 consists primarily of $0.9 million in insurance proceeds received related to repairs we performed on certain condominium units sold at Santana Row as the result of defective work done by third party contractors in prior years and $0.4 million on the sale of our fee interest in a land parcel in White Marsh, Maryland, that was subject to a long-term ground lease.

The $12.6 million gain on sale of real estate from discontinued operations for 2008 is due to a $5.2 million gain on the sale of one property in Connecticut, a $5.2 million decrease in the warranty reserve for condominium units sold at Santana Row in 2005 and 2006, $1.1 million of accrued state tax refunds applied for in 2008 related to the initial sales of the condominium units at Santana Row, and a $0.9 million gain on the sale of four land parcels in Maryland and Massachusetts.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

	2008	2007	Change
			Dollars	%
	(Dollar amounts in thousands)
Rental income	$501,627	$465,394	$36,233	7.8%
Other property income	14,013	12,834	1,179	9.2%
Mortgage interest income	4,548	4,560	(12)	-0.3%

Total property revenue	520,188	482,788	37,400	7.7%

Rental expenses	109,718	99,363	10,355	10.4%
Real estate taxes	55,481	46,783	8,698	18.6%

Total property expenses	165,199	146,146	19,053	13.0%

Property operating income	354,989	336,642	18,347	5.5%
Other interest income	916	921	(5)	-0.5%
Income from real estate partnership	1,612	1,395	217	15.6%
Interest expense	(99,163)	(111,365)	12,202	-11.0%
General and administrative expense	(26,732)	(26,581)	(151)	0.6%
Depreciation and amortization	(111,022)	(101,633)	(9,389)	9.2%

Total other, net	(234,389)	(237,263)	2,874	-1.2%

Income from continuing operations before minority interests	120,600	99,379	21,221	21.4%
Income from discontinued operations	1,981	6,980	(4,999)	-71.6%
Gain on sale of real estate from discontinued operations	12,572	94,768	(82,196)	-86.7%

Net income	135,153	201,127	(65,974)	-32.8%
Net income attributable to noncontrolling interests	(5,366)	(5,590)	224	-4.0%

Net income attributable to the Trust	$129,787	$195,537	$(65,750)	-33.6%

Property Revenues

Total property revenue increased $37.4 million, or 7.7%, to $520.2 million in 2008 compared to $482.8 million in 2007. The percentage occupied at our shopping centers decreased to 94.3% at December 31, 2008 compared to 95.4% at December 31, 2007. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $36.2 million, or 7.8%, to $501.6 million in 2008 compared to $465.4 million in 2007, due primarily to the following:

•	an increase of $14.2 million at same-center properties due to increased rental rates on new and renewal leases, increased cost reimbursements and increased percentage rent,

•	an increase of $12.8 million attributable to properties acquired in 2008 and 2007, and

•

an increase of $11.0 million at redevelopment properties due primarily to increased rental rates on new leases including newly created retail and residential spaces generating revenue and increased cost reimbursements, partially offset by

•	a decrease of $1.7 million as a result of having demolished an operating property in 2008 for use in future development.

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

Property Expenses

Total property expenses increased $19.1 million, or 13.0%, to $165.2 million in 2008 compared to $146.1 million in 2007. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $10.4 million, or 10.4%, to $109.7 million in 2008 compared to $99.4 million in 2007. This increase is due primarily to the following:

•	an increase of $3.7 million in bad debt expense at same-center properties,

•	an increase of $2.9 million attributable to properties acquired in 2008 and 2007,

•	an increase of $2.9 million in repairs and maintenance at same-center and redevelopment properties,

•	an increase of $1.0 million in utility expense at same-center and redevelopment properties, and

•	an increase of $1.0 million in marketing expense at redevelopment properties primarily due to costs related to Arlington East (Bethesda Row) which opened during 2008,

partially offset by

•	a decrease of $1.4 million in insurance expense at same-center and redevelopment properties.

As a result of the changes in rental income, rental expenses and other property income described above, rental expenses as a percentage of rental income plus other property income increased to 21.3% in 2008 from 20.8% in 2007.

Real Estate Taxes

Real estate tax expense increased $8.7 million, or 18.6%, to $55.5 million in 2008 compared to $46.8 million in 2007. This increase is due primarily to an increase of $6.7 million related to higher assessments at same-center and redevelopment properties and $2.1 million related to properties acquired in 2008 and 2007.

Property Operating Income

Property operating income increased $18.3 million, or 5.5%, to $355.0 million in 2008 compared to $336.6 million in 2007. As discussed above, this increase is due primarily to growth in earnings at redevelopment properties, earnings attributable to properties acquired in 2008 and 2007, and growth in same-center earnings.

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

Income from Discontinued Operations

Income from discontinued operations represents the income of properties that have been disposed, or will be disposed, which is required to be reported separately from results of ongoing operations. The reported income of $2.0 million and $7.0 million in 2008 and 2007, respectively, represents the income for the period during which we owned properties sold in 2009, 2008 or 2007.

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

Liquidity and Capital Resources

Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our common and preferred shareholders in the form of dividends. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income.

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

During 2009 in an effort to ensure availability and provide additional flexibility with our short-term capital needs, we entered into certain financing arrangements in advance of our 2009 debt maturing. In May and June 2009, we refinanced our then existing $200 million term loan with a $372 million term loan and also entered into two separate mortgage financing agreements collateralized by five of our properties for total funds of $163.1 million. We utilized these funds to repay our $200 million term loan, the $135 million outstanding balance on our revolving credit facility, and approximately $163.9 million of our 8.75% senior notes due December 1, 2009. Additionally, in August 2009, we issued $150.0 million in five-year senior notes which bear interest at 5.95% and 2.0 million common shares for combined net cash proceeds of approximately $257.5 million. As the financings completed in the second quarter 2009 provided adequate capital to fund 2009 debt maturities, the proceeds from the debt and equity offerings in August 2009 are expected to be used to fund potential acquisition opportunities, fund our redevelopment pipeline, reduce amounts outstanding on our term loan and for general corporate purposes. In the fourth quarter of 2009, we used a portion of the proceeds to repay $122 million of our term loan. The remaining funds from both the second quarter 2009 and August 2009 transactions are being invested on a short-term basis in money market and other highly liquid investments while we evaluate the current market environment and the best use for the proceeds.

Due to the refinancing of our maturing debt several months in advance of the maturity as well as additional financings in August 2009, we incurred and will continue to incur additional interest expense due to higher interest rates on such debt and due to a temporary increase in our debt outstanding until we were able to use the proceeds to retire maturing debt in December 2009 or are able to invest in other long term projects. We currently believe that cash flows from operations, secured and unsecured debt financings, the August 2009 equity offering, and our revolving credit facility will be sufficient to finance our operations and fund our capital expenditures. At December 31, 2009, we have no scheduled debt maturities until 2011.

Our overall capital requirements in 2010 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of future phases of existing properties. While the amount of future expenditures will depend on numerous factors, we expect to incur similar levels of capital expenditures in 2010 compared to prior periods which will be funded on a short-term basis with cash flow from operations, cash on hand, and/or the revolving credit facility, and on a long-term basis, with long-term debt or equity. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

In addition to the volatile conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Cash and cash equivalents were $135.4 million at December 31, 2009, which is a $120.2 million increase from the $15.2 million balance at December 31, 2008. The significant increase is due to the cash proceeds from financings and the equity offering discussed above. We also have a $300 million unsecured revolving credit facility that matures July 27, 2011, of which we had no outstanding balance at December 31, 2009. During 2009, the maximum amount of borrowings outstanding under our revolving credit facility was $172.5 million and the weighted average amount of borrowings outstanding was $47.7 million. We expect to continue to utilize cash and our revolving credit facility to fund short-term operating needs, including capital expenditures and acquisitions.

Summary of Cash Flows for 2009 and 2008

	Year Ended December 31,
	2009	2008
	(In thousands)
Cash provided by operating activities	$256,765	$228,285
Cash used in investing activities	(127,341)	(207,567)
Cash used in financing activities	(9,258)	(56,186)

Increase (decrease) in cash and cash equivalents	120,166	(35,468)
Cash and cash equivalents, beginning of year	15,223	50,691

Cash and cash equivalents, end of year	$135,389	$15,223

Net cash provided by operating activities increased $28.5 million to $256.8 million during the year ended December 31, 2009 from $228.3 million during the year ended December 31, 2008. The increase was primarily attributable to a $21.5 million increase in cash provided by operating activities due primarily to higher accounts payable and accrued expenses balances and lower accounts receivable balances as well as $7.0 million higher net income before non-cash expenses which includes gain on sale of real estate, litigation provision, and depreciation and amortization.

Net cash used in investing activities decreased $80.2 million to $127.3 million during the year ended December 31, 2009 from $207.6 million during the year ended December 31, 2008. The decrease was primarily attributable to:

•	$89.1 million decrease in acquisitions of real estate as only land acquisitions occurred in 2009 compared to multiple operating property acquisitions in 2008,

•	$35.9 million decrease in capital expenditures, and

•	$3.8 million decrease in cash used for net issuance of mortgage and other notes receivables due primarily to the funding of a $5.5 million secured loan in 2008,

partially offset by

•	$42.8 million decrease in proceeds from sale of real estate, and

•	$7.0 million of contributions in 2009 to our real estate partnership which were used to repay property level debt which came due December 1, 2009.

Net cash used in financing activities decreased $46.9 million to $9.3 million during the year ended December 31, 2009 from $56.2 million during the year ended December 31, 2008. The change was primarily attributable to:

•

$526.6 million net proceeds from the issuance of mortgages, capital leases and notes payable due substantially to the proceeds from our new $372 million term loan and $163.1 million in new mortgage loans,

•	$147.5 million issuance of 5.95% senior notes in August 2009, and

•	$110.0 million issuance of 2.0 million shares in August 2009,

partially offset by

•

$318.7 million increase in repayment of mortgages and notes payable due substantially to the payoff of our $200 million term loan in May 2009, $122 million of pay-downs on our new term loan in the fourth quarter 2009, and the payoff of a loan secured by a portion of Mercer Mall in January 2009,

•	$247.0 million increase in net repayments on our revolving credit facility which had a $0 balance at December 31, 2009,

•

$155.1 million increase in repayment of senior notes, primarily due to the $175.9 million purchase and retirement of our 8.75% senior notes including costs related to the tender offer for the notes in June 2009, and

•	$9.7 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2009:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)	$1,984,301	$102,411	$487,662	$691,644	$702,584
Capital lease obligations (principal and interest)	176,421	5,590	11,189	11,204	148,438
Variable rate debt (principal only)(1)	259,400	—	250,000	—	9,400
Operating leases	197,790	3,125	6,211	6,104	182,350
Real estate commitments	95,987	—	7,204	—	88,783
Development and redevelopment obligations	37,632	35,333	2,244	55	—
Contractual operating obligations	13,664	8,644	4,577	443	—

Total contractual obligations	$2,765,195	$155,103	$769,087	$709,450	$1,131,555

(1)

Variable rate debt includes our term loan that bears interest at LIBOR, subject to a 1.50% floor, plus 300 basis points and had a rate of 4.50% at December 31, 2009. Using this rate, the annual interest expense would be approximately $11.4 million. In addition, variable rate debt includes a $9.4 million bond that had an interest rate of 0.379% at December 31, 2009 and our revolving credit facility, which currently has no outstanding balance, that bears interest at LIBOR plus 0.425%.

In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:

(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2009, our estimated liability upon exercise of the put option would range from approximately $38 million to $44 million.

(b) Under the terms of one other partnership which owns a project in southern California, if certain leasing and revenue levels are obtained for the property owned by the partnership, the other partner may require us to purchase their 10% partnership interest at a formula price based upon property operating income. The purchase price for the partnership interest will be paid using our common shares or, subject to certain conditions, cash. If the other partner does not redeem their interest, we may choose to purchase the partnership interest upon the same terms.

(c) Under the terms of various other partnership agreements, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2009, a total of 371,260 operating units are outstanding.

(d) At December 31, 2009, we had letters of credit outstanding of approximately $10.7 million which are collateral for existing indebtedness and other obligations of the Trust.

Off-Balance Sheet Arrangements

We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership, and Clarion owns 70%. We hold a general partnership interest, however, Clarion has substantive participating rights and we cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2009, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing, and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. At December 31, 2009 and 2008, the Partnership had $57.8 million and $81.4 million, respectively, of mortgages payable outstanding and our investment in the Partnership was $35.6 million and $29.3 million, respectively.

Other than the joint venture described above and items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2009 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of December 31, 2009:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2009	Stated Interest Rate as of December 31, 2009	Maturity Date
	(Dollars in thousands)
Mortgages payable(1)
Secured fixed rate
Federal Plaza	36,500	$32,536	6.750%	June 1, 2011
Tysons Station	7,000	5,898	7.400%	September 1, 2011
Courtyard Shops	Acquired	7,518	6.870%	July 1, 2012
Bethesda Row	Acquired	19,995	5.370%	January 1, 2013
Bethesda Row	Acquired	4,304	5.050%	February 1, 2013
White Marsh Plaza(2)	Acquired	9,859	6.040%	April 1, 2013
Crow Canyon	Acquired	20,816	5.400%	August 11, 2013
Idylwood Plaza	16,910	16,792	7.500%	June 5, 2014
Leesburg Plaza	29,423	29,219	7.500%	June 5, 2014
Loehmann’s Plaza	38,047	37,783	7.500%	June 5, 2014
Pentagon Row	54,619	54,240	7.500%	June 5, 2014
Melville Mall(3)	Acquired	23,782	5.250%	September 1, 2014
THE AVENUE at White Marsh	Acquired	58,939	5.460%	January 1, 2015
Barracks Road	44,300	40,639	7.950%	November 1, 2015
Hauppauge	16,700	15,320	7.950%	November 1, 2015
Lawrence Park	31,400	28,805	7.950%	November 1, 2015
Wildwood	27,600	25,319	7.950%	November 1, 2015
Wynnewood	32,000	29,355	7.950%	November 1, 2015
Brick Plaza	33,000	30,053	7.415%	November 1, 2015
Rollingwood Apartments	24,050	23,880	5.540%	May 1, 2019
Shoppers’ World	Acquired	5,733	5.910%	January 31, 2021
Mount Vernon(4)	13,250	11,298	5.660%	April 15, 2028
Chelsea	Acquired	7,952	5.360%	January 15, 2031

Subtotal		540,035
Net unamortized discount		(426)

Total mortgages payable		539,609

Notes payable
Unsecured fixed rate
Other	2,221	1,400	6.50%	April 1, 2012
Perring Plaza renovation	3,087	945	10.000%	January 31, 2013
Unsecured variable rate
Revolving credit facility(5)	300,000	—	LIBOR + 0.425%	July 27, 2011
Term loan(6)	372,000	250,000	LIBOR + 3.000%	July 27, 2011
Escondido (Municipal bonds)(7)	9,400	9,400	0.379%	October 1, 2016

Total notes payable		261,745

Senior notes and debentures
Unsecured fixed rate
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.95% notes	150,000	150,000	5.950%	August 15, 2014
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures	50,000	29,200	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal		929,200
Net unamortized premium		1,019

Total senior notes and debentures		930,219

Capital lease obligations
Various		62,275	Various	2028 through 2106

Total debt and capital lease obligations		$1,793,848

(1)	Mortgages payable do not include our 30% share ($17.3 million) of the $57.8 million debt of the Partnership with a discretionary fund created and advised by ING Clarion Partners.

(2)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.35 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.
(3)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.
(4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
(5)	The maximum amount drawn under our revolving credit facility during 2009 was $172.5 million and the weighted average effective interest rate, before amortization of debt fees, was 1.37%. The revolving credit facility was scheduled to mature on July 27, 2010, subject to a one-year extension at our option. On January 28, 2010, we delivered notice to our lender exercising our option to extend the maturity date one year to July 27, 2011.
(6)	The term loan bears interest at LIBOR, subject to a 1.5% floor, plus 300 basis points. The weighted average effective interest rate, before amortization of debt fees, was 4.62% for the period from the inception of the loan of May 4, 2009 through December 31, 2009.
(7)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.

Our revolving credit facility, term loan, and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2009, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.

The following is a summary of our debt maturities as of December 31, 2009:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2010	$868		$9,860	$1,308	$12,036
2011	325,720	(1)	47,571	1,399	374,690
2012	175,727		17,380	1,500	194,607
2013	135,030		72,107	1,609	208,746
2014	150,000		156,364	1,725	308,089
Thereafter	403,600		236,753	54,734	695,087

	$1,190,945		$540,035	$62,275	$1,793,255	(2)

(1)	Our $300 million revolving credit facility matures on July 27, 2011. As of December 31, 2009, there is $0 drawn under this credit facility.
(2)	Total debt maturities differs from the total reported on the consolidated balance sheet due to unamortized discounts and premiums as of December 31, 2009.

Interest Rate Hedging

We had no hedging instruments outstanding during 2009. We use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

REIT Qualification

We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute at least 90% of our taxable income to our shareholders.

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

An increase or decrease in FFO available for common shareholders does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis unless it is necessary for us to maintain REIT status. However, we must distribute 90% of our taxable income to remain qualified as a REIT. Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.

Effective January 1, 2009, we adopted a new accounting standard which requires us to calculate FFO per share for all periods presented using the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. The implementation resulted in a decrease from $3.87 to $3.85 in FFO per share for 2008 and a decrease from $3.63 to $3.62 in FFO per share for 2007.

The reconciliation of net income to FFO available for common shareholders is as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Net income	$103,872	$135,153	$201,127
Net income attributable to noncontrolling interests	(5,568)	(5,366)	(5,590)
Gain on sale of real estate	(1,298)	(12,572)	(94,768)
Depreciation and amortization of real estate assets	103,104	101,450	95,565
Amortization of initial direct costs of leases	9,821	8,771	8,473
Depreciation of joint venture real estate assets	1,388	1,331	1,241

Funds from operations	211,319	228,767	206,048
Dividends on preferred shares	(541)	(541)	(442)
Income attributable to operating partnership units	974	950	1,156
Income attributable to unvested shares	(687)	(779)	(725)

Funds from operations available for common shareholders(1)	$211,065	$228,397	$206,037

Weighted average number of common shares, diluted(2)	60,201	59,266	56,929

Funds from operations available for common shareholders, per diluted share	$3.51	$3.85	$3.62

(1)	FFO and FFO per diluted share for 2009, includes a $16.4 million charge for increasing the accrual for litigation regarding a parcel of land located adjacent to Santana Row as well as other costs related to the litigation and appeal process. See Note 8 to the consolidated financial statements in this Form 10-K for further discussion on the litigation.
(2)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

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

As of December 31, 2009, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2009 we had $1.5 billion of fixed-rate debt outstanding. If interest rates on our fixed-rate debt instruments at December 31, 2009 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $61.4 million. If interest rates on our fixed-rate debt instruments at December 31, 2009 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $65.4 million.

Variable Interest Rate Debt

We believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2009, we had $259.4 million of variable rate debt outstanding, which consisted of a $250 million term loan that bears interest at LIBOR, subject to a 1.5% floor, plus 300 basis points, and $9.4 million of municipal bonds that bears interest at 0.4%. Based upon this amount of variable rate debt and specific terms, if interest rates increased by 1.0% our annual interest expense would increase by approximately $2.6 million, and our net income and cash flows for the year would decrease by approximately $2.6 million. Conversely, if interest rates decreased by 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Quarterly Assessment

We carried out an assessment as of December 31, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President—Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.

Internal Control over Financial Reporting

Establishing and maintaining internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Senior Vice President—Chief Financial Officer, as appropriate, and effected by our employees, including management and our Board of Trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. This process includes policies and procedures that:

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

Scope of the Evaluations

The evaluation by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures and our internal control over financial reporting included a review of our procedures and procedures performed by internal audit, as well as discussions with our Disclosure Committee and others in our organization, as appropriate. In conducting this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The evaluation of our disclosure controls and procedures and our internal control over financial reporting is done on a quarterly basis, so that the conclusions concerning the effectiveness of such controls can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Our internal control over financial reporting is also assessed on an ongoing basis by personnel in our accounting department and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and our internal control over financial reporting and to make modifications as necessary. Our intent in this regard is that the disclosure controls and procedures and internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information is important both for the evaluation generally and because the Section 302 certifications require that our Chief Executive Officer and our Chief Financial Officer disclose that information to the Audit Committee of our Board of Trustees and our

independent auditors and also require us to report on related matters in this section of the Annual Report on Form 10-K. In the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A “material weakness” is defined in Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We also sought to deal with other control matters in the evaluation, and in any case in which a problem was identified, we considered what revision, improvement and/or correction was necessary to be made in accordance with our on-going procedures.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”).

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

(b) See Exhibit Index

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 17th day of February, 2010.

Federal Realty Investment Trust

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

Signature	Title	Date

/S/ DONALD C. WOOD Donald C. Wood	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 17, 2010

/S/ ANDREW P. BLOCHER Andrew P. Blocher	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 17, 2010

/S/ JOSEPH S. VASSALLUZZO Joseph S. Vassalluzzo	Non-Executive Chairman	February 17, 2010

/S/ JON E. BORTZ Jon Bortz	Trustee	February 17, 2010

/S/ DAVID W. FAEDER David W. Faeder	Trustee	February 17, 2010

/S/ KRISTIN GAMBLE Kristin Gamble	Trustee	February 17, 2010

/S/ GAIL P. STEINEL Gail P. Steinel	Trustee	February 17, 2010

/S/ WARREN M. THOMPSON Warren M. Thompson	Trustee	February 17, 2010

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

Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective, based on those criteria, as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders of Federal Realty Investment Trust

We have audited Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries’ (the Trust) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federal Realty Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Federal Realty Investment Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Federal Realty Investment Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Realty Investment Trust and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 17, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 17, 2010

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders of Federal Realty Investment Trust

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (the Trust) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1) and (2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 17, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 17, 2010

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)
ASSETS
Real estate, at cost
Operating	$3,626,476	$3,537,790
Construction-in-progress	132,758	115,189
Assets held for sale	—	20,706

	3,759,234	3,673,685
Less accumulated depreciation and amortization	(938,087)	(846,258)

Net real estate	2,821,147	2,827,427
Cash and cash equivalents	135,389	15,223
Accounts and notes receivable, net	72,191	73,688
Mortgage notes receivable, net	48,336	45,780
Investment in real estate partnership	35,633	29,252
Prepaid expenses and other assets	99,265	95,344
Debt issuance costs, net of accumulated amortization of $8,291 and $6,484 respectively	10,348	6,062

TOTAL ASSETS	$3,222,309	$3,092,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable	$539,609	$389,318
Capital lease obligations	62,275	63,492
Notes payable	261,745	336,391
Senior notes and debentures	930,219	956,584
Accounts payable and accrued expenses	109,061	86,950
Dividends payable	40,800	38,719
Security deposits payable	11,710	11,309
Other liabilities and deferred credits	57,827	63,059

Total liabilities	2,013,246	1,945,822
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 61,242,050 and 58,985,678 issued and outstanding, respectively	612	590
Additional paid-in capital	1,653,177	1,530,589
Accumulated dividends in excess of net income	(486,449)	(426,574)

Total shareholders’ equity of the Trust	1,177,337	1,114,602
Noncontrolling interests	31,726	32,352

Total shareholders’ equity	1,209,063	1,146,954

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,222,309	$3,092,776

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
REVENUE
Rental income	$513,220	$501,627	$465,394
Other property income	12,856	14,013	12,834
Mortgage interest income	4,943	4,548	4,560

Total revenue	531,019	520,188	482,788

EXPENSES
Rental expenses	108,806	109,718	99,363
Real estate taxes	58,173	55,481	46,783
General and administrative	22,032	26,732	26,581
Litigation provision	16,355	—	—
Depreciation and amortization	115,093	111,022	101,633

Total operating expenses	320,459	302,953	274,360

OPERATING INCOME	210,560	217,235	208,428
Other interest income	1,894	916	921
Interest expense	(108,781)	(99,163)	(111,365)
Early extinguishment of debt	(2,639)	—	—
Income from real estate partnership	1,322	1,612	1,395

INCOME FROM CONTINUING OPERATIONS	102,356	120,600	99,379
DISCONTINUED OPERATIONS
Income from discontinued operations	218	1,981	6,980
Gain on sale of real estate from discontinued operations	1,298	12,572	94,768

Results from discontinued operations	1,516	14,553	101,748

NET INCOME	103,872	135,153	201,127
Net income attributable to noncontrolling interests	(5,568)	(5,366)	(5,590)

NET INCOME ATTRIBUTABLE TO THE TRUST	98,304	129,787	195,537
Dividends on preferred shares	(541)	(541)	(442)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$97,763	$129,246	$195,095

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.60	$1.94	$1.66
Discontinued operations	0.03	0.25	1.81

	$1.63	$2.19	$3.47

Weighted average number of common shares, basic	59,704	58,665	56,108

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.60	$1.94	$1.65
Discontinued operations	0.03	0.25	1.80

	$1.63	$2.19	$3.45

Weighted average number of common shares, diluted	59,830	58,889	56,473

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Shareholders’ Equity of the Trust							Noncontrolling Interests	Total Shareholders’ Equity
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends In Excess of Net Income	Notes Receivable From the Issuance of Common Shares
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2006	—	$—	55,320,537	$553	$1,252,425	$(467,369)	$(1,531)	$22,191	$806,269
Net income/comprehensive income	—	—	—	—	—	195,537	—	5,590	201,127
Dividends declared to common shareholders	—	—	—	—	—	(135,102)	—	—	(135,102)
Dividends declared to preferred shareholders	—	—	—	—	—	(442)	—	—	(442)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(6,733)	(6,733)
Common shares issued	—	—	2,884,099	29	240,162	—	—	—	240,191
Exercise of stock options	—	—	106,117	1	5,066	—	—	—	5,067
Shares issued under dividend reinvestment plan	—	—	32,615	—	2,821	—	—	—	2,821
Share-based compensation expense, net	—	—	125,541	1	8,039	—	—	—	8,040
Conversion and redemption of OP units	—	—	176,756	2	3,715	—	—	(4,124)	(407)
Preferred shares issued	399,896	9,997	—	—	—	—	—	—	9,997
Loans paid	—	—	—	—	—	—	728	—	728
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	(1,421)	(1,421)
Contributions by noncontrolling interests	—	—	—	—	—	—	—	16,315	16,315

BALANCE AT DECEMBER 31, 2007	399,896	9,997	58,645,665	586	1,512,228	(407,376)	(803)	31,818	1,146,450
Net income/comprehensive income	—	—	—	—	—	129,787	—	5,366	135,153
Dividends declared to common shareholders	—	—	—	—	—	(148,444)	—	—	(148,444)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(4,788)	(4,788)
Common shares issued	—	—	274	—	19	—	—	—	19
Exercise of stock options	—	—	214,853	2	8,006	—	—	—	8,008
Shares issued under dividend reinvestment plan	—	—	39,343	—	2,755	—	—	—	2,755
Share-based compensation expense, net	—	—	85,543	2	7,776	—	—	—	7,778
Conversion and redemption of OP units	—	—	—		(195)	—	—	(368)	(563)
Loans paid	—	—	—	—	—	—	803	—	803
Contributions by noncontrolling interests	—	—	—	—	—	—	—	324	324

BALANCE AT DECEMBER 31, 2008	399,896	9,997	58,985,678	590	1,530,589	(426,574)	—	32,352	1,146,954
Net income/comprehensive income	—	—	—	—	—	98,304	—	5,568	103,872
Dividends declared to common shareholders	—	—	—	—	—	(157,638)	—	—	(157,638)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(6,139)	(6,139)
Common shares issued	—	—	1,995,563	20	109,996	—	—	—	110,016
Exercise of stock options	—	—	126,500	1	2,757	—	—	—	2,758
Shares issued under dividend reinvestment plan	—	—	50,888	—	2,728	—	—	—	2,728
Share-based compensation expense, net	—	—	83,421	1	7,138	—	—	—	7,139
Conversion and redemption of OP units	—	—	—	—	(31)	—	—	(55)	(86)

BALANCE AT DECEMBER 31, 2009	399,896	$9,997	61,242,050	$612	$1,653,177	$(486,449)	$—	$31,726	$1,209,063

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
OPERATING ACTIVITIES
Net income	$103,872	$135,153	$201,127
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	115,093	111,069	105,966
Litigation provision	16,355	—	—
Gain on sale of real estate	(1,298)	(12,572)	(94,768)
Early extinguishment of debt	2,639	—	—
Income from real estate partnership	(1,322)	(1,612)	(1,395)
Other, net	5,265	1,585	(2,267)
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	7,079	(6,303)	(6,743)
(Increase) decrease in prepaid expenses and other assets	(716)	2,668	3,002
Increase (decrease) in accounts payable and accrued expenses	9,088	(4,329)	266
Increase in security deposits and other liabilities	710	2,626	9,021

Net cash provided by operating activities	256,765	228,285	214,209

INVESTING ACTIVITIES
Acquisition of real estate	(10,531)	(99,625)	(69,487)
Capital expenditures—development and redevelopment	(76,079)	(104,196)	(111,600)
Capital expenditures—other	(26,000)	(33,790)	(25,755)
Proceeds from sale of real estate	2,122	44,890	83,979
Investment in real estate partnership	(7,020)	—	(20,427)
Distribution from real estate partnership in excess of earnings	594	363	967
Leasing costs	(8,924)	(9,921)	(9,756)
(Issuance) repayment of mortgage and other notes receivable, net	(1,503)	(5,288)	640

Net cash used in investing activities	(127,341)	(207,567)	(151,439)

FINANCING ACTIVITIES
Net (repayment) borrowings under revolving credit facility, net of costs	(123,500)	123,500	(98,000)
Issuance of senior notes, net of costs	147,534	—	—
Purchase and retirement of senior notes/debentures	(175,867)	(20,800)	(150,000)
Issuance of mortgages, capital leases and notes payable, net of costs	526,617	—	199,525
Repayment of mortgages, capital leases and notes payable	(337,221)	(18,512)	(7,603)
Extension fee on term loan	—	(200)	—
Issuance of common shares	115,502	11,585	170,855
Dividends paid to common and preferred shareholders	(156,100)	(146,418)	(131,443)
Distributions to noncontrolling interests	(6,223)	(5,341)	(6,908)

Net cash used in financing activities	(9,258)	(56,186)	(23,574)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120,166	(35,468)	39,196
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,223	50,691	11,495

CASH AND CASH EQUIVALENTS, END OF YEAR	$135,389	$15,223	$50,691

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of December 31, 2009, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 84 predominantly retail real estate projects.

We operate in a manner intended to enable us to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.

Principles of Consolidation and Estimates

Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control or manage, using the equity method of accounting. Subsequent events have been evaluated through February 17, 2010, which is the date the financial statements were issued.

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

Reclassifications

Certain 2008 and 2007 amounts have been reclassified to conform to current period presentation.

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

We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. In some cases, primarily relating to straight-line rents, the collection of these amounts extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2009 and 2008, accounts receivable include approximately $41.8 million and $37.2 million, respectively, related to straight-line rents. At December 31, 2009 and 2008, our allowance for doubtful accounts was $16.1 million and $11.8 million, respectively.

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2009, 2008 and 2007, real estate depreciation expense was $103.7 million, $101.3 million and $96.5 million, respectively, including amounts from discontinued operations and assets under capital lease obligations.

Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The application of this criteria can be complex and requires us to make assumptions. We believe this criteria was met for all real estate sold during 2009, 2008 and 2007.

Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land and buildings, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.

When applicable, as lessee, we classify our leases of land and building as operating or capital leases. We are required to use judgment and make estimates in determining the lease term, the estimated economic life of the property and the interest rate to be used in determining whether or not the lease meets the qualification of a capital lease and is recorded as an asset.

We capitalize certain costs related to the development and redevelopment of real estate including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved. Additionally, we capitalize interest costs related to development and redevelopment activities.

Capitalization of these costs begin when the activities and related expenditures commence and cease when the project is substantially complete and ready for its intended use at which time the project is placed in service and depreciation commences. Additionally, we make estimates as to the probability of certain development and redevelopment projects being completed. If we determine the development or redevelopment is no longer probable of completion, we expense all capitalized costs which are not recoverable.

We review for impairment on a property by property basis. Impairment is recognized on properties held for use when the expected undiscounted cash flows for a property are less than its carrying amount at which time the property is written-down to fair value. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. The sale or disposal of a “component of an entity” is treated as discontinued operations. The operating properties sold by us typically meet the definition of a component of an entity and as such the revenues and expenses associated with sold properties are reclassified to discontinued operations for all periods presented.

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances in individual banks may exceed the federally insured limit of $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2009, we had $131.8 million in excess of the FDIC insured limit.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of lease costs, prepaid property taxes and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and salaries and related costs of personnel directly related to time spent obtaining a lease. Capitalized lease costs are amortized over the life of the related lease. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. Other assets also include the premiums paid for split dollar life insurance covering several officers and former officers which were approximately $4.6 million at December 31, 2009 and 2008.

Debt Issuance Costs

Costs related to the issuance of debt instruments are capitalized and are amortized as interest expense over the estimated life of the related issue using the straight-line method which approximates the effective interest method. If a debt instrument is paid off prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.”

Derivative Instruments

As of December 31, 2009 and 2008, we had no outstanding hedging instruments. At times, we may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

Our cash flow hedges are recorded at fair value. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income, and the ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. In February 2008, we entered into interest swap agreements to fix the variable portion of our $200 million term loan at a combined fixed rate of 2.789% through

November 6, 2008. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value until the swaps ended on November 6, 2008. Hedge ineffectiveness did not have a significant impact on earnings in 2009, 2008 and 2007, and we do not anticipate it will have a significant effect in the future.

Mortgage Notes Receivable

We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. On some of the loans we receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2009 and 2008.

Share Based Compensation

We grant share based compensation awards to employees and trustees typically in the form of options, commons shares, and restricted common shares. We measure stock based compensation expense based on the grant date fair value of the award and recognize the expense ratably over the vesting period. See Note 14 for further discussion regarding our share based compensation plans and policies.

Variable Interest Entities

Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. We have evaluated our investments in certain joint ventures including our real estate partnership with affiliates of a discretionary fund created and advised by ING Clarion Partners and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. We have also evaluated our mortgage loans receivable and determined that they are not VIEs. Our investment balances from our real estate partnership and mortgage notes receivable are presented separately in our consolidated balance sheets.

On October 16, 2006, we acquired the leasehold interest in Melville Mall under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption of the first mortgage and repayment of the second mortgage. We have determined that this property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, beginning October 16, 2006, we consolidated this property and its operations. As of December 31, 2009 and 2008, $23.4 million and $24.0 million, respectively, are included in mortgages payable (net of unamortized discounts) for the mortgage loan secured by Melville Mall, however, the loan is not our legal obligation. At December 31, 2009 and 2008, net real estate assets related to Melville Mall included in our consolidated balance sheet are approximately $65.6 million and $66.5 million, respectively.

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

From July 11, 2008 to January 7, 2009, with the acquisition of 7015 & 7045 Beracasa Way and September 4, 2008 to March 2, 2009, with the acquisition of Courtyard Shops, a third party intermediary was the legal owner of the respective property. Since we controlled both properties and retained all economic benefits and risks associated with the properties, we consolidated the properties and their operations effective on July 11, 2008 for 7015 & 7045 Beracasa Way and September 4, 2008 for Courtyard Shops. Quantitative information regarding significant assets and liabilities of these variable interest entities is included in Note 2 and Note 6 of these consolidated financial statements.

Income Taxes

We operate in a manner intended to enable us to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders. Therefore, federal income taxes on our taxable income have been and are generally expected to be immaterial. We are obligated to pay state taxes, generally consisting of franchise or gross receipts taxes in certain states. Such state taxes also have not been material.

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Code”). A TRS is subject to federal and state income taxes. Other than the sales of condominiums at Santana Row, which occurred between August 2005 and August 2006, our TRS activities have not been material.

With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2005. As of December 31, 2009 and 2008, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.

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

FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting requirements, which make the FASB Accounting Standards Codification (“Codification”) the single source of authoritative literature for U.S. accounting and reporting standards. The Codification is not meant to change existing GAAP but rather provide a single source for all literature. We adopted the standard during the quarter ended September 30, 2009, which required us to change certain disclosures in our financial statements to reflect Codification or “plain English” references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of this requirement impacted certain disclosures in the financial statement but did not have an impact on our consolidated financial position, results of operations, or cash flows.

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted a new accounting standard that broadens and clarifies the definition of a business, which will result in significantly more of our acquisitions being treated as business combinations rather than asset acquisitions. The new requirement is effective for business combinations for which the acquisition date is on or after January 1, 2009, and therefore, will only impact prospective acquisitions with no change to the accounting for acquisitions completed prior to or on December 31, 2008. The new standard requires us to expense all acquisition related transaction costs as incurred which could include broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees. For acquisitions prior to January 1, 2009, these costs were capitalized as part of the acquisition cost. While the adoption did not have a material impact on our financial statements for 2009, the impact to our future consolidated financial statements will vary significantly depending on the timing and number of acquisitions or potential acquisitions, size of the acquisitions, and location of the acquisitions. Based on acquisitions in the past several years, transaction costs for single asset acquisitions typically ranged from $0.1 million to $1.0 million with significantly higher transaction costs for an acquisition of a larger portfolio. The new standard includes several other changes to the accounting for business combinations including requiring contingent consideration to be measured at fair value at acquisition and subsequently remeasured through the income statement if accounted for as a liability as the fair value changes, any adjustments during the purchase price allocation period to be “pushed back” to the acquisition date with prior periods being adjusted for any changes, and the business combination to be accounted for on the acquisition date or the date control is obtained. During 2008, we expensed all acquisition related costs for acquisitions which did not close prior to December 31, 2008.

Effective January 1, 2009, we adopted a new accounting standard that significantly changes the accounting and reporting of minority interests in the consolidated financial statements and requires a noncontrolling interest, which was previously referred to as a minority interest, to be recognized as a component of equity rather than included in the mezzanine section of the balance sheet where it was previously presented. On January 1, 2009, we reclassified $32.4 million from the mezzanine section of the balance sheet to shareholders’ equity. The terminology “minority interest” has been changed to “noncontrolling interest”. The “minority interest” caption on the statement of operations is now reflected as “net income attributable to noncontrolling interests” and shown after consolidated net income. This is a presentation only change for minority interest on both the balance sheet and statement of operations and has no impact to total liabilities and shareholders’ equity, net income available to common shareholders, or earnings per share (“EPS”). The statement also requires the recognition of 100% of the fair value of assets acquired and liabilities assumed in acquisitions of less than 100% controlling interest with subsequent acquisitions of the noncontrolling interest recorded as equity transactions. The new accounting standard was adopted effective January 1, 2009 and has been applied prospectively except for the presentation changes to the balance sheet and statement of operations which have been applied retrospectively in the 2008 and 2007 consolidated financial statements. While there was no additional impact on the consolidated financial statements during 2009, the impact on our future consolidated financial statements will vary depending on the level of transactions with entities involving noncontrolling interests.

Effective January 1, 2009, we adopted a new accounting standard that requires enhanced disclosures about an entity’s derivative instruments and hedging activities. The adoption did not have an impact on our consolidated financial statements as we currently have no derivative instruments outstanding.

Effective January 1, 2009, we adopted a new accounting standard which impacts the treatment of unvested share-based payment awards in the EPS calculation. The impact of the adoption on our consolidated financial statements is further discussed in Note 16 to these consolidated financial statements.

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

During the quarter ended June 30, 2009, we adopted a new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting. The adoption resulted in additional disclosure in our quarterly financial statements.

During the quarter ended June 30, 2009, we adopted a new accounting standard which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued and requires disclosure of the date through which subsequent events have been evaluated. We have added disclosure in this Note 1 under “Principles of Consolidation and Estimates” regarding the date through which we have evaluated subsequent events.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard which provides certain changes to the evaluation of a VIE including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. The standard is effective January 1, 2010, and is applicable to all entities in which an enterprise has a variable interest. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides additional information related to the consolidated statements of cash flows:

	2009	2008	2007
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$114,330	$104,464	$125,259
Interest capitalized	(5,549)	(5,301)	(7,865)
Interest expense related to discontinued operations	—	—	(6,029)

Interest expense	$108,781	$99,163	$111,365

Cash paid for interest, net of amounts capitalized	$102,106	$95,897	$117,125

Cash paid for income taxes	$324	$444	$1,427

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of real estate through exchange transaction	$(30,100)	$—	$—
Proceeds from sale of real estate through exchange transaction	$(25,100)	$—	$—
Liability assumed through exchange transaction	$5,000	$—	$—
Mortgage loans assumed with acquisitions	$—	$32,452	$79,987
Extinguishment of capital lease obligations	$—	$11,545	$76,449
Note payable issued with acquisitions	$—	$2,221	$—
Common shares issued with acquisitions	$—	$—	$77,957
DownREIT operating partnership units issued with acquisitions	$—	$—	$16,358
Preferred shares issued with acquisitions	$—	$—	$9,997

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

NOTE 2.   REAL ESTATE

A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2009
Retail and mixed-use properties	$3,615,514	$(899,120)	$515,729
Retail properties under capital leases	115,813	(29,261)	62,275
Residential	27,907	(9,706)	23,880

	$3,759,234	$(938,087)	$601,884

December 31, 2008
Retail and mixed-use properties	$3,530,539	$(811,636)	$389,318
Retail properties under capital leases	115,784	(25,556)	63,492
Residential	27,362	(9,066)	—

	$3,673,685	$(846,258)	$452,810

Retail and mixed-use properties includes the residential portion of Santana Row and Bethesda Row. The residential property investments are comprised of our investments in Rollingwood Apartments and Crest Apartments at Congressional Plaza.

2009 Significant Acquisitions and Dispositions

On June 26, 2009, one of our tenants acquired from us our fee interest in a land parcel in White Marsh, Maryland, that was subject to a long-term ground lease. The ground lease included an option for the tenant to purchase the fee interest. The sales price was $2.1 million and resulted in a gain of $0.4 million.

On October 16, 2009, we acquired 16.6 acres of riverfront property at Assembly Square in Somerville, Massachusetts, for use in future development, in exchange for the sale of 12.4 acres of adjacent inland land, $3 million in cash, and the assumption of a $5 million liability. The purchase price of the riverfront parcel was determined to be $33.1 million based on current fair value calculations. The sale of the inland land resulted in no gain or loss on sale as the fair value of the consideration exchanged equaled the cost basis of the land sold. The land we acquired is included in “construction–in-progress” in the accompanying consolidated balance sheet as of December 31, 2009 and the historical basis in the land we sold in 2009 is classified as “assets held for sale” in the accompanying consolidated balance sheet as of December 31, 2008.

2008 Significant Acquisitions and Dispositions

A summary of our significant acquisitions in 2008 is as follows:

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

A summary of our significant dispositions in 2008 is as follows:

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

NOTE 3.   MORTGAGE NOTES RECEIVABLE

At December 31, 2009 and 2008, we had mortgage notes receivable with an aggregate carrying amount of $48.3 million and $45.8 million, respectively, which are net of a valuation allowance of $3.7 million and $4.2 million, respectively. At December 31, 2009 and 2008, our mortgages (excluding mortgages in default at the balance sheet date as further discussed below) had a weighted average interest rate of 9.9%. Interest income is accrued as earned. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and upon sale, share in the appreciation of the properties.

On November 5, 2008, we entered into an agreement to loan a third party up to $7.3 million which, along with accrued interest, is secured by a first priority lien on one property and a second priority lien on another property. At December 31, 2009, approximately $7.4 million, including accrued and unpaid interest was outstanding. The loan had an initial term of one year and bore interest at LIBOR plus 725 basis points at a minimum of 10.0%, with two one-year extension options. Interest was due monthly in arrears and was payable out of net cash flow from the two properties. Any unpaid interest was due at maturity. The borrower failed to timely exercise its notice to extend the loan and consequently, the loan matured on November 4, 2009. Subsequent to the loan maturing, we placed the borrower in default and have filed foreclosure proceedings. If we foreclose on the properties, we believe the fair value of the properties is in excess of the value of our mortgage note receivable plus the outstanding amount of the first lien on the one property. Due to the status of the loan, we ceased recording interest income on the loan during 2009.

NOTE 4.   REAL ESTATE PARTNERSHIP

We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion has substantive participating rights and we cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2009, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from the fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. As of December 31, 2009, we have made total contributions of $41.8 million and received total distributions of $8.3 million. The following tables provide summarized operating results and the financial position of the Partnership:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
OPERATING RESULTS
Revenue	$19,109	$19,111	$17,566
Expenses
Other operating expenses	6,019	5,185	4,478
Depreciation and amortization	4,998	4,792	4,471
Interest expense	4,430	4,537	4,478

Total expenses	15,447	14,514	13,427

Net income	$3,662	$4,597	$4,139

Our share of net income from real estate partnership	$1,322	$1,612	$1,395

	December 31,
	2009	2008
	(In thousands)
BALANCE SHEETS
Real estate, net	$183,757	$187,910
Cash	2,959	2,604
Other assets	6,853	7,066

Total assets	$193,569	$197,580

Mortgages payable	$57,780	$81,365
Other liabilities	6,101	7,363
Partners’ capital	129,688	108,852

Total liabilities and partners’ capital	$193,569	$197,580

Our share of unconsolidated debt	$17,334	$24,410

Our investment in real estate partnership	$35,633	$29,252

On December 1, 2009, the Partnership repaid $23.4 million of mortgage loans secured by two properties on their maturity dates. Both partners made additional capital contributions totaling $23.4 million to repay the mortgage loans, of which our contribution was $7.0 million.

NOTE 5.   ACQUIRED IN-PLACE LEASES

Acquired above market leases are included in prepaid expenses and other assets and had a balance of $18.4 million and $19.1 million and accumulated amortization of $8.3 million and $6.6 million at December 31, 2009 and 2008, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance of $52.8 million and $53.1 million and accumulated amortization of $20.5 million and $16.6 million at December 31, 2009 and 2008, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income included net amortization from acquired in-place leases of $1.7 million, $2.2 million and $2.9 million in 2009, 2008 and 2007, respectively. The remaining weighted-average amortization period as of December 31, 2009, is 8.6 years and 14.9 years for above market leases and below market leases, respectively.

The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2010	$1,805	$3,431
2011	1,477	3,093
2012	1,139	2,798
2013	873	2,389
2014	816	1,810
Thereafter	3,916	18,762

	$10,026	$32,283

NOTE 6.   DEBT

The following is a summary of our total debt outstanding as of December 31, 2009 and 2008:

	Principal Balance as of December 31,		Stated Interest Rate as of December 31, 2009	Stated Maturity Date
Description of Debt	2009	2008
	(Dollars in thousands)
Mortgages payable
Mercer Mall	$—	$4,370	8.375%	April 1, 2009
Federal Plaza	32,536	33,128	6.750%	June 1, 2011
Tysons Station	5,898	6,070	7.400%	September 1, 2011
Courtyard Shops	7,518	7,731	6.870%	July 1, 2012
Bethesda Row	19,995	19,996	5.370%	January 1, 2013
Bethesda Row	4,304	4,437	5.050%	February 1, 2013
White Marsh Plaza	9,859	10,122	6.040%	April 1, 2013
Crow Canyon	20,816	21,214	5.400%	August 11, 2013
Idylwood Plaza	16,792	—	7.500%	June 5, 2014
Leesburg Plaza	29,219	—	7.500%	June 5, 2014
Loehmann’s Plaza	37,783	—	7.500%	June 5, 2014
Pentagon Row	54,240	—	7.500%	June 5, 2014
Melville Mall	23,782	24,456	5.250%	September 1, 2014
THE AVENUE at White Marsh	58,939	60,016	5.460%	January 1, 2015
Barracks Road	40,639	41,368	7.950%	November 1, 2015
Hauppauge	15,320	15,595	7.950%	November 1, 2015
Lawrence Park	28,805	29,322	7.950%	November 1, 2015
Wildwood	25,319	25,773	7.950%	November 1, 2015
Wynnewood	29,355	29,882	7.950%	November 1, 2015
Brick Plaza	30,053	30,633	7.415%	November 1, 2015
Rollingwood Apartments	23,880	—	5.540%	May 1, 2019
Shoppers’ World	5,733	5,865	5.910%	January 31, 2021
Mount Vernon	11,298	11,640	5.660%	April 15, 2028
Chelsea	7,952	8,101	5.360%	January 15, 2031

Subtotal	540,035	389,719
Net unamortized discount	(426)	(401)

Total mortgages payable	539,609	389,318

Notes payable
Term loan	—	200,000	LIBOR+0.575%	November 6, 2009
Revolving credit facility	—	123,500	LIBOR+0.425%	July 27, 2011
Term loan(1)	250,000	—	LIBOR+3.000%	July 27, 2011
Other	1,400	2,296	6.500%	April 1, 2012
Perring Plaza renovation	945	1,195	10.000%	January 31, 2013
Escondido (Municipal bonds)	9,400	9,400	0.379%	October 1, 2016

Total notes payable	261,745	336,391

Senior notes and debentures
8.75% notes	—	175,000	8.750%	December 1, 2009
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.95% notes	150,000	—	5.950%	August 15, 2014
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
7.48% debentures	29,200	29,200	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal	929,200	954,200
Net unamortized premium	1,019	2,384

Total senior notes and debentures	930,219	956,584

Capital lease obligations	62,275	63,492	Various	2028 through 2106

Total debt and capital lease obligations	$1,793,848	$1,745,785

(1)	The term loan bears interest at LIBOR, subject to a 1.5% floor, plus 300 basis points.

On January 5, 2009, we repaid the $4.4 million mortgage loan on a small portion of Mercer Mall which had an original maturity date of April 1, 2009. This loan was repaid with funds borrowed on our $300 million revolving credit facility.

On various dates from January 12, 2009 to April 1, 2009, we purchased and retired $11.1 million of our 8.75% senior notes which had an original maturity date of December 1, 2009. These notes were repaid with funds borrowed on our $300 million revolving credit facility.

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

Also on June 4, 2009, we completed a cash tender offer for our 8.75% senior notes due December 1, 2009. Approximately $40.3 million of notes were purchased and retired at a 2% premium to par value resulting in a net loss on early extinguishment of approximately $1.0 million including costs of the transaction; this amount is included in “early extinguishment of debt” in the consolidated statement of operations. The notes were repaid with funds from our term loan.

On August 13, 2009, we issued $150.0 million of fixed rate senior notes that mature on August 15, 2014 and bear interest at 5.95%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were $147.5 million.

On October 27, 2009 and December 21, 2009, we repaid $100 million and $22 million, respectively, of our term loan. The term loan has an original maturity date of July 27, 2011, however, the loan agreement includes an option to prepay the loan, in whole or in part, at any time without premium or penalty. Due to these repayments, approximately $1.7 million of unamortized debt fees were recorded as additional interest expense in 2009 and are included in “early extinguishment of debt” in the consolidated statement of operations. The term loan was partially repaid using available cash from the 2009 debt and equity issuances.

On December 1, 2009, we repaid the remaining $123.6 million of our 8.75% senior notes on its original maturity date using available cash from the 2009 debt financings.

The maximum amount of borrowings outstanding under our $300 million revolving credit facility during 2009, 2008 and 2007 was $172.5 million, $159.0 million and $244.0 million, respectively. The weighted average amount of borrowings outstanding was $47.7 million, $61.4 million and $154.3 million for 2009, 2008 and 2007, respectively. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 1.4%, 3.0% and 5.6% for 2009, 2008 and 2007, respectively. In addition, we are required to pay an annual facility fee of $0.5 million. The loan was scheduled to mature on July 27, 2010, subject to a one-year extension at our option. On January 28, 2010, we delivered notice to our lender exercising our option to extend the maturity date by one year to July 27, 2011.

Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2009, we were in compliance with all loan covenants.

Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2009 are as follows:

	Mortgages Payable		Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2010	$9,860		$868		$—	$10,728
2011	47,571		250,720	(1)	75,000	373,291
2012	17,380		727		175,000	193,107
2013	72,107	(2)	30		135,000	207,137
2014	156,364		—		150,000	306,364
Thereafter	236,753		9,400		394,200	640,353

	$540,035		$261,745		$929,200	$1,730,980	(3)

(1)	Our $300 million revolving credit facility matures on July 27, 2011. As of December 31, 2009, there was $0 drawn under this credit facility.
(2)	Includes the repayment of the outstanding mortgage payable balance on Mount Vernon. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
(3)	The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized discount or premium on certain senior notes, debentures and mortgages payable.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2009, are as follows:

(In thousands)
Year ending December 31,
2010	$5,590
2011	5,590
2012	5,599
2013	5,602
2014	5,602
Thereafter	148,438

176,421
Less amount representing interest	(114,146)

Present value	$62,275

Certain of our capital lease obligations required payments based on the performance of the related properties in addition to the minimum payment amounts set forth above. The additional performance based payments were $4.1 million in 2007 and are included in “Income from discontinued operations.” All capital leases with performance based payments were extinguished in October 2007.

NOTE 7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy for inputs used in measuring fair value are as follows:

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

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. The fair value of our mortgages payable, notes payable, and senior notes and debentures is sensitive to fluctuations in interest rates. Quoted market prices (Level 1) were used to estimate the fair value of our marketable senior notes and debentures and discounted cash flow analysis (Level 2) is generally used to estimate the fair value of our mortgages and notes payable. Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our mortgages payable, notes payable and senior notes and debentures is as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$801,354	$819,733	$725,709	$722,908
Senior notes and debentures	$930,219	$951,861	$956,584	$799,241

NOTE 8.   COMMITMENTS AND CONTINGENCIES

We are sometimes involved in lawsuits, warranty claims, and environmental matters arising in the ordinary course of business. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters.

We are currently a party to various legal proceedings. We accrue a liability for litigation if an unfavorable outcome is probable and the amount of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, we accrue the best estimate within the range; however, if no amount within the range is a better estimate than any other amount, the minimum within the range is accrued. Legal fees related to litigation are expensed as incurred. Other than as described below, we do not believe that the ultimate outcome of these matters, either individually or in the aggregate, could have a material adverse effect on our financial position or overall trends in results of operations; however, litigation is subject to inherent uncertainties. Also under our leases, tenants are typically obligated to indemnify us from and against all liabilities, costs and expenses imposed upon or asserted against us (1) as owner of the properties due to certain matters relating to the operation of the properties by the tenant, and (2) where appropriate, due to certain matters relating to the ownership of the properties prior to their acquisition by us.

In May 2003, a breach of contract action was filed against us alleging that a one page document entitled “Final Proposal” constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The “Final Proposal” explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest.

Based on this tentative ruling, we estimated interest could range from $2.1 million to $8.4 million. Accordingly, considering all the information available to us on May 6, 2009, when we filed our Form 10-Q for the three months ended March 31, 2009, our best estimate of damages, interest, and other costs was $21.4 million. Accordingly, we increased our accrual for the matter from $0.8 million at December 31, 2008, to $21.4 million at March 31, 2009. In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit. In July 2009, we and the plaintiff both filed a notice of appeal. The plaintiff also filed reimbursement motions for $2.1 million of legal fees, expert fees, and court costs of which $1.9 million was subsequently denied. In December 2009, the plaintiff filed an “appellee’s principal and response brief” providing additional information regarding the issues the plaintiff is appealing. The plaintiff’s appeal included only the denial of expert fees which totals approximately $0.4 million. Given the additional information regarding the appeal, we lowered our accrual to $16.4 million, which reflects our best estimate of the litigation liability. The net increase in our accrual of $15.6 million is included in “litigation provision” in our consolidated statement of operations, and the $16.4 million accrual is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheet as of December 31, 2009. During 2009, we incurred additional legal and other costs related to this lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statement of operations.

We expect oral arguments on the appeal to be scheduled for later in 2010. All judgments will be stayed until completion of the appeals. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever, and will vigorously defend our position as part of the appeal process.

We were also involved in a litigation matter relating to a shopping center in New Jersey where a former tenant alleged that we and our management agent acted improperly by failing to disclose a condemnation action at the property that was pending when the lease was signed. A trial as to liability only was concluded in April 2007, and in May 2008, a judgment was entered that ruled in our favor on certain legal issues and against us on other legal issues. In December 2008, we reached a settlement with the plaintiff of those matters where the court ruled against us and determined that we were liable. The total settlement amount was $3.3 million, including $1.0 million of the plaintiff’s legal fees, of which we paid 50% and the third party management agent paid 50%. Our share of the total estimated settlement is included in “general and administrative expense” in the statement of operations.

We reserve for estimated losses, if any, associated with warranties given to a buyer at the time real estate is sold or other potential liabilities relating to that sale, taking any insurance policies into account. These warranties may extend up to ten years and require significant judgment. If changes in facts and circumstances indicate that warranty reserves are understated, we will accrue additional reserves at such time a liability has been incurred and the costs can be reasonably estimated. Warranty reserves are released once the legal liability period has expired or all related work has been substantially completed. Any increases to our estimated warranty losses would usually result in a decrease in net income.

In 2005 and 2006, warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. In 2006 and 2007, we increased our warranty reserves by $2.5 million and $5.1 million, respectively, net of taxes, related to defective work done by third party contractors while upgrades were made to certain units being prepared for sale. During 2007 and 2008, we evaluated the potentially affected units, and as of December 31, 2008, have substantially completed the inspections and repairs. The extent of the damages encountered in the units and the resulting costs to repair varied considerably amongst the units. As a result, we adjusted the warranty reserve at December 31, 2008, to reflect the actual costs incurred related to these issues which is approximately $2.4 million, net of $1.5 million of taxes. The change in the reserve of $5.2 million is included in “Gain on sale of real estate from discontinued operations” in 2008. These amounts do not reflect any amounts we may recover in the future from insurance or the contractors responsible for the defective work. Due to the inherent uncertainty related to the recovery from insurance or the contractor, we are unable to estimate an expected recovery; any recovery will be reflected in our financial statements once the amount is determinable, considered probable, and collectible.

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

At December 31, 2009 and 2008, our reserves for warranties and general liability costs were $8.0 million and $8.6 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheet as of December 31, 2009 and 2008. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2009 and 2008, we made payments from these reserves of $1.0 million and $2.5 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.

At December 31, 2009, we had letters of credit outstanding of approximately $10.7 million which are collateral for existing indebtedness and other obligations of the Trust.

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2009, our estimated maximum liability upon exercise of the put option would range from approximately $38 million to $44 million.

Under the terms of one other partnership which owns a project in southern California, if certain leasing and revenue levels are obtained for the property owned by the partnership, the other partner may require us to purchase their 10% partnership interest at a formula price based upon property operating income. The purchase price for the partnership interest will be paid using our common shares or, subject to certain conditions, cash. If the other partner does not redeem their interest, we may choose to purchase the partnership interest upon the same terms.

Under the terms of various other partnership agreements, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2009, a total of 371,260 operating units are outstanding which have a total fair value of $25.1 million, based on our closing stock price on December 31, 2009.

We have one ground lease in which the lessor has a put option, which would require us to purchase the property during the remaining lease term. If the lessor were to exercise this option in 2009, the purchase price would be approximately $7.2 million.

A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.

A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million and the assumption of the owner’s debt which is $23.8 million at December 31, 2009. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million and the assumption of the owner’s debt.

As of December 31, 2009 in connection with renovation, development, and redevelopment projects, the Trust has contractual obligations of approximately $37.6 million.

We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2009:

(In thousands)
Year ending December 31,
2010	$3,125
2011	3,161
2012	3,050
2013	3,057
2014	3,047
Thereafter	182,350

$197,790

NOTE 9.   SHAREHOLDERS’ EQUITY

We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2009, 2008 and 2007, 50,888 shares, 39,343 shares, and 32,615 shares, respectively, were issued under the Plan.

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

On December 27, 2007, we issued 2.0 million common shares at $81.21 per share, for cash proceeds of approximately $162.2 million net of expenses of the offering. The proceeds were used to reduce the amount outstanding on our revolving credit facility.

On August 14, 2009, we issued 2.0 million common shares at $57.50 per share, for cash proceeds of approximately $110.0 million net of expenses of the offering.

NOTE 10.   DIVIDENDS

A summary of dividends declared and paid per share is as follows:

	Year Ended December 31,
	2009		2008		2007
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$2.620	$2.610	$2.520	$2.480	$2.370	$2.335
5.417% Series 1 Cumulative Convertible Preferred	$1.354	$1.354	$1.354	$1.354	$1.106	$0.767

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2009	2008	2007
Common shares
Ordinary dividend	$2.377	$2.455	$2.174
Ordinary dividend eligible for 15% rate	0.024	0.025	0.044
Return of capital	0.183	—	—
Capital gain	0.026	—	0.117

	$2.610	$2.480	$2.335

5.417% Series 1 Cumulative Convertible Preferred
Ordinary dividend	$1.246	$1.341	$0.714
Ordinary dividend eligible for 15% rate	0.095	0.013	0.015
Capital gain	0.013	—	0.038

	$1.354	$1.354	$0.767

On November 4, 2009, the Trustees declared a quarterly cash dividend of $0.66 per common share, payable January 15, 2010 to common shareholders of record on January 4, 2010.

NOTE 11.   OPERATING LEASES

At December 31, 2009, our 84 predominantly retail shopping center and mixed use properties are located in 13 states and the District of Columbia. There are approximately 2,400 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.6% of annualized base rent.

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

As of December 31, 2009, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties are as follows:

(In thousands)
Year ending December 31,
2010	$370,771
2011	341,618
2012	303,017
2013	254,009
2014	202,403
Thereafter	1,180,954

$2,652,772

NOTE 12.   COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Minimum rents
Retail and commercial	$373,920	$366,277	$345,267
Residential	21,093	18,326	15,312
Cost reimbursement	104,133	103,147	91,049
Percentage rent	6,508	8,415	7,884
Other	7,566	5,462	5,882

Total rental income	$513,220	$501,627	$465,394

Minimum rents include $5.3 million, $5.9 million and $8.0 million for 2009, 2008 and 2007, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $1.7 million, $2.2 million and $2.9 million for 2009, 2008 and 2007, respectively, to recognize income from the amortization of in-place leases.

The principal components of rental expenses are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Repairs and maintenance	$41,259	$38,969	$35,403
Utilities	17,994	18,112	16,837
Management fees and costs	14,342	14,082	13,127
Payroll properties	7,786	8,093	7,445
Bad debt expense	6,395	6,228	1,660
Ground rent	4,458	5,875	6,002
Insurance	4,839	5,510	6,888
Marketing	4,847	5,953	4,539
Other operating	6,886	6,896	7,462

Total rental expenses	$108,806	$109,718	$99,363

NOTE 13.   DISCONTINUED OPERATIONS

Results of properties sold which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue from discontinued operations	$227	$3,061	$24,324
Income from discontinued operations	$218	$1,981	$6,980

In September 2008, we applied for a refund of taxes paid to the state of California related to our TRS activities, primarily the condominium units sold in 2005 and 2006 at Santana Row. The refund related to the condominium units of $1.1 million is included in “Gain on sale of real estate from discontinued operations” in 2008.

NOTE 14.   SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Share-based compensation incurred
Grants of common shares	$5,718	$6,442	$6,867
Grants of options	1,421	1,336	1,173

	7,139	7,778	8,040
Capitalized share-based compensation	(945)	(1,208)	(805)

Share-based compensation expensed	$6,194	$6,570	$7,235

As of December 31, 2009, we have grants outstanding under two share-based compensation plans. In May 2007, our shareholders approved an amendment to the 2001 Long Term Incentive Plan (the “2001 Plan”), originally established in May 2001, which increased the authorization to grant share options, common shares and other share-based awards from 1,750,000 common shares of beneficial interest to 3,250,000 common shares of beneficial interest. Our 1993 Long Term Incentive Plan (the “1993 Plan”) authorized the grant of share options, common shares and other share-based awards for up to 5,500,000 common shares of beneficial interest. The 1993 Plan expired in May 2003.

Option awards under the 2001 Plan and the 1993 Plan are required to have an exercise price at least equal to the closing trading price of our common shares on the date of grant. Options and restricted share awards under these plans generally vest over three to six years and option awards typically have a ten-year contractual term. We pay dividends on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control. Additionally, the vesting on certain option and share awards can accelerate in part or in full upon retirement based on the age of the retiree or upon termination without cause.

Effective December 31, 2007, Larry Finger, our former Chief Financial Officer, was no longer employed by the Trust. Under his existing severance agreement, his departure was treated as a termination without cause. As a result, we recognized approximately $0.6 million related to the accelerated vesting of unvested shares and options and $0.4 million related to a cash payment to Mr. Finger. These amounts are included in “general and administrative” expenses in the 2007 consolidated statement of operations.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date.

The following table provides a summary of the weighted-average assumption used to value options:

	Year Ended December 31,
	2009	2008	2007
Volatility	28.6%	21.4%	20.0%
Expected dividend yield	3.6%	3.6%	3.4%
Expected term (in years)	4.9	5.4	4.1
Risk free interest rate	1.6%	2.7%	4.7%

The following table provides a summary of option activity for 2009:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2008	825,346	$57.52
Granted	193,038	43.48
Exercised	(126,500)	22.74
Forfeited or expired	(18,517)	62.31

Outstanding at December 31, 2009	873,367	$59.35	6.7	$9,946

Exercisable at December 31, 2009	402,074	$57.12	5.0	$5,262

The weighted-average grant-date fair value of options granted during 2009, 2008 and 2007 was $7.62 per share, $10.46 per share and $14.48 per share, respectively. The total cash received from options exercised during 2009, 2008 and 2007 was $2.9 million, $8.0 million and $5.1 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2009, 2008 and 2007 was $4.6 million, $9.3 million and $4.1 million, respectively.

The following table provides a summary of restricted share activity for 2009:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2008	185,291	$79.49
Granted	84,916	45.77
Vested	(68,458)	77.58
Forfeited	(1,495)	85.18

Unvested at December 31, 2009	200,254	$65.81

The weighted-average grant-date fair value of stock awarded in 2009, 2008 and 2007 was $45.77, $72.98 and $91.13, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2009, 2008 and 2007 was $4.6 million, $5.9 million and $10.7 million, respectively.

As of December 31, 2009, there was $10.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.9 years with a weighted-average period of 2.6 years.

Subsequent to December 31, 2009, common shares and options were awarded under various incentive compensation plans as follows:

Date	Award	Vesting Term	Beneficiary
February 16, 2010	59,566 Restricted shares	3 to 5 years	Officers and key employees
February 16, 2010	717 Options	5 years	Officers and key employees
January 4, 2010	4,798 Shares	Immediate	Trustees

NOTE 15.   SAVINGS AND RETIREMENT PLANS

We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $16,500, $15,500 and $15,500 for 2009, 2008 and 2007, respectively. Under the plan, we contribute 50% of each employee’s first 5% of contributions. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their first anniversary of employment. Our expense for the years ended December 31, 2009, 2008 and 2007 was approximately $282,000, $397,000 and $365,000, respectively.

A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2009, we are liable to participants for approximately $4.8 million under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying financial statements.

NOTE 16.   EARNINGS PER SHARE

In June 2008, the FASB issued a new accounting standard which requires unvested share-based payment awards that contain non-forfeitable rights to receive dividends (whether paid or unpaid) to be treated as participating securities and should be included in the computation of EPS pursuant to the two-class method. As part of our stock based compensation program, we issue restricted shares which typically vest over a three to six year period; these shares have non-forfeitable rights to dividends immediately after issuance. Prior to January 1, 2009, we excluded the unvested shares from the basic EPS calculation and included them in diluted EPS using the treasury stock method.

Effective January 1, 2009, we adopted the new accounting standard and have calculated EPS under the two-class method for all periods presented. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2009, 2008 and 2007, we had approximately 0.2 million weighted average unvested shares outstanding which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.

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

EPS for prior periods has been restated to conform to the requirements of the new accounting standard. The implementation did not result in a significant change to basic or diluted EPS for the periods presented. The following table provides a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$102,356	$120,600	$99,379
Preferred share dividends	(541)	(541)	(442)
Less: Net income attributable to noncontrolling interests	(5,568)	(5,366)	(5,590)
Less: Earnings allocated to unvested shares	(510)	(506)	(469)

Income from continuing operations available for common shareholders	95,737	114,187	92,878
Results from discontinued operations	1,516	14,553	101,748

Net income available for common shareholders, basic and diluted	$97,253	$128,740	$194,626

DENOMINATOR
Weighted average common shares outstanding—basic	59,704	58,665	56,108
Effect of dilutive securities:
Stock options	126	224	365

Weighted average common shares outstanding—diluted	59,830	58,889	56,473

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.60	$1.94	$1.66
Discontinued operations	0.03	0.25	1.81

	$1.63	$2.19	$3.47

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.60	$1.94	$1.65
Discontinued operations	0.03	0.25	1.80

	$1.63	$2.19	$3.45

Income from continuing operations attributable to the Trust	$96,788	$115,234	$93,789

NOTE 17.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2009
Revenue(1)	$131,076	$130,338	$130,992	$138,613
Operating Income	$34,178	$55,403	$57,651	$63,328
Net income	$11,873	$29,794	$28,839	$33,366
Net income attributable to the Trust	$10,484	$28,417	$27,433	$31,970
Net income available for common shareholders	$10,349	$28,282	$27,297	$31,835
Earnings per common share—basic	$0.17	$0.48	$0.45	$0.52
Earnings per common share—diluted	$0.17	$0.48	$0.45	$0.52

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)

2008
Revenue(1)	$126,242	$128,712	$131,707	$133,527
Operating Income	$54,319	$53,515	$55,446	$53,955
Net income	$31,318	$30,383	$38,417	$35,035
Net income attributable to the Trust	$29,986	$28,974	$37,102	$33,725
Net income available for common shareholders	$29,851	$28,839	$36,966	$33,590
Earnings per common share—basic	$0.51	$0.49	$0.63	$0.57
Earnings per common share—diluted	$0.51	$0.49	$0.63	$0.57

(1)	Revenue has been reduced to reflect the results of discontinued operations. Revenue from discontinued operations, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2009 revenue from discontinued operations	$125	$102	$—	$—
2008 revenue from discontinued operations	$980	$982	$810	$289

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION

DECEMBER 31, 2009

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (California)	CA	—	11,685	9,181	16,709	11,685	25,890	37,575	11,094	1908	10/23/97	35 years
ANDORRA (Pennsylvania)	PA	—	2,432	12,346	8,520	2,432	20,866	23,298	12,978	1953	01/12/88	35 years
ASSEMBLY SQUARE (Massachusetts)	MA	—	38,319	34,196	97,376	66,434	103,457	169,891	8,965	2005	2005-2009	35 years
THE AVENUE AT WHITE MARSH (Maryland)	MD	58,982	20,682	72,432	1,413	20,682	73,845	94,527	7,588	1997	03/08/07	35 years
BALA CYNWYD (Pennsylvania)	PA	—	3,565	14,466	16,533	3,566	30,998	34,564	10,736	1955	09/22/93	35 years
BARRACKS ROAD (Virginia)	VA	40,639	4,363	16,459	27,089	4,363	43,548	47,911	28,989	1958	12/31/85	35 years
BETHESDA ROW (Maryland)	MD	25,290	36,971	35,406	119,637	35,276	156,738	192,014	27,134	1945-2008	12/31/93, 1/20/06, 9/25/08, & 9/30/08	35 - 50 years
BRICK PLAZA (New Jersey)	NJ	30,053	—	24,715	32,326	3,788	53,253	57,041	34,054	1958	12/28/89	35 years
BRISTOL (Connecticut)	CT	—	3,856	15,959	7,770	3,856	23,729	27,585	9,637	1959	09/22/95	35 years
CHELSEA COMMONS (Massachusetts)	MA	7,579	9,417	19,466	410	9,441	19,852	29,293	1,651	1962/1969/2008	08/25/06, 1/30/07, & 7/16/08	35 years
COLORADO BLVD (California)	CA	—	5,262	4,071	7,300	5,262	11,371	16,633	5,931	1905/1915/1980	12/31/96 & 8/14/98	35 years
CONGRESSIONAL PLAZA (Maryland)	MD	—	2,793	7,424	60,250	2,793	67,674	70,467	37,017	1965/2003	04/01/65	35 years
COURTHOUSE CENTER (Maryland)	MD	—	1,750	1,869	644	1,750	2,513	4,263	1,016	1975	12/17/97	35 years
COURTYARD SHOPS (Florida)	FL	7,690	16,862	21,851	178	16,894	21,997	38,891	1,075	1990	09/04/08	35 years
CROSSROADS (Illinois)	IL	—	4,635	11,611	7,716	4,635	19,327	23,962	9,403	1959	07/19/93	35 years
CROW CANYON COMMONS (California)	CA	20,816	8,638	54,575	1,784	8,638	56,359	64,997	6,711	Late 1970's/2006	12/29/05 & 02/28/07	35 years
DEDHAM PLAZA (Massachusetts)	MA	—	12,287	12,918	6,906	12,287	19,824	32,111	9,186	1959	12/31/93	35 years
DEL MAR VILLAGE (Florida)	FL	—	14,218	39,559	672	14,180	40,269	54,449	2,078	1982/1984	5/30/08 & 7/11/08	35 years
EASTGATE (North Carolina)	NC	—	1,608	5,775	18,650	1,608	24,425	26,033	11,883	1963	12/18/86	35 years
ELLISBURG CIRCLE (New Jersey)	NJ	—	4,028	11,309	12,558	4,013	23,882	27,895	14,287	1959	10/16/92	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

DECEMBER 31, 2009

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
ESCONDIDO PROMENADE (California)	CA	—	11,505	12,147	4,969	11,505	17,116	28,621	6,058	1987	12/31/96	35 years
FALLS PLAZA (Virginia)	VA	—	1,798	1,270	8,914	1,819	10,163	11,982	6,122	1960/1962	09/30/67 & 10/05/72	25 years
FEASTERVILLE (Pennsylvania)	PA	—	1,431	1,600	8,858	1,452	10,437	11,889	7,572	1958	07/23/80	20 years
FEDERAL PLAZA (Maryland)	MD	32,536	10,216	17,895	34,092	10,216	51,987	62,203	29,118	1970	06/29/89	35 years
FIFTH AVENUE (California) (4)	CA	—	3,844	1,352	7,773	3,874	9,095	12,969	3,739	1888-1995	1996-1997	35 years
FINLEY SQUARE (Illinois)	IL	—	9,252	9,544	13,011	9,252	22,555	31,807	11,739	1974	04/27/95	35 years
FLOURTOWN (Pennsylvania)	PA	—	1,345	3,943	10,282	1,470	14,100	15,570	6,688	1957	04/25/80	35 years
FOREST HILLS (New York)	NY	—	2,885	2,885	2,328	3,031	5,067	8,098	1,990	1937 -1987	12/16/97	35 years
FRESH MEADOWS (New York)	NY	—	24,625	25,255	19,419	24,627	44,672	69,299	19,579	1946-1949	12/05/97	35 years
FRIENDSHIP CTR (District of Columbia)	DC	—	12,696	20,803	(84)	12,696	20,719	33,415	4,947	1998	09/21/01	35 years
GAITHERSBURG SQUARE (Maryland)	MD	—	7,701	5,271	11,434	5,973	18,433	24,406	12,214	1966	04/22/93	35 years
GARDEN MARKET (Illinois)	IL	—	2,677	4,829	4,522	2,677	9,351	12,028	4,390	1958	07/28/94	35 years
GOVERNOR PLAZA (Maryland)	MD	—	2,068	4,905	14,910	2,068	19,815	21,883	11,988	1963	10/01/85	35 years
GRATIOT PLAZA (Michigan)	MI	—	525	1,601	16,561	525	18,162	18,687	10,983	1964	03/29/73	25 3/4 years
GREENWICH AVENUE (Connecticut)	CT	—	7,484	5,445	1,043	7,484	6,488	13,972	2,623	1900-1993	1995	35 years
HAUPPAUGE (New York)	NY	15,320	8,791	15,262	3,914	8,791	19,176	27,967	6,437	1963	08/06/98	35 years
HERMOSA AVE. (California)	CA	—	1,116	280	4,082	1,368	4,110	5,478	1,663	1923	09/17/97	35 years
HOLLYWOOD BLVD. (California)	CA	—	8,300	16,920	13,956	8,300	30,876	39,176	4,946	1929/1991	3/22/99 & 6/18/99	35 years
HOUSTON STREET (Texas)(8)	TX	—	14,680	1,976	53,141	14,778	55,019	69,797	17,811	var	1998	35 years
HUNTINGTON (New York)	NY	—	—	16,008	22,663	11,713	26,958	38,671	7,254	1962	12/12/88 & 10/26/07	35 years
IDYLWOOD PLAZA (Virginia)	VA	16,792	4,308	10,026	1,373	4,308	11,399	15,707	5,228	1991	04/15/94	35 years
KINGS COURT (California)	CA	—	—	10,714	891	—	11,605	11,605	5,262	1960	08/24/98	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	9,324	75	11,352	11,427	5,923	1958	04/24/80	22 years
LANGHORNE SQUARE (Pennsylvania)	PA	—	720	2,974	15,413	720	18,387	19,107	10,092	1966	01/31/85	35 years
LAUREL (Maryland)	MD	—	7,458	22,525	17,920	7,576	40,327	47,903	27,207	1956	08/15/86	35 years
LAWRENCE PARK (Pennsylvania)	PA	28,805	5,723	7,160	16,972	5,734	24,121	29,855	20,263	1972	07/23/80	22 years
LEESBURG PLAZA (Virginia)	VA	29,219	8,184	10,722	15,615	8,184	26,337	34,521	6,950	1967	09/15/98	35 years
LINDEN SQUARE (Massachusetts)	MA	—	79,382	19,247	43,994	79,370	63,253	142,623	3,716	1960-2008	08/24/06	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

DECEMBER 31, 2009

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
LOEHMANN'S PLAZA (Virginia)	VA	37,783	1,237	15,096	16,402	1,248	31,487	32,735	19,330	1971	07/21/83	35 years
MELVILLE MALL (New York)	NY	23,417	35,622	32,882	139	35,622	33,021	68,643	3,053	1974	10/16/06	35 years
MERCER MALL (New Jersey)	NJ	50,045	4,488	70,076	29,523	5,032	99,055	104,087	21,475	1975	10/14/03	25 - 35 years
MID PIKE PLAZA (Maryland)	MD	—	—	10,335	34,981	7,517	37,799	45,316	5,552	1963	05/18/82 & 10/26/07	50 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)	VA	11,298	10,068	33,501	33,996	10,147	67,418	77,565	12,721	1972/1966/1974	03/31/03, 3/21/03, & 1/27/06	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA	—	1,282	12,285	817	1,262	13,122	14,384	1,425	1969	06/29/06	35 years
NORTH DARTMOUTH (Massachusetts)	MA	—	27,214	—	(17,846)	9,366	2	9,368	—	2004	08/24/06	—
NORTHEAST (Pennsylvania)	PA	—	1,152	10,596	11,334	1,153	21,929	23,082	14,799	1959	08/30/83	35 years
NORTH LAKE COMMONS (Illinois)	IL	—	2,782	8,604	2,553	2,628	11,311	13,939	4,994	1989	04/27/94	35 years
OLD KEENE MILL (Virginia)	VA	—	638	998	4,378	638	5,376	6,014	4,438	1968	06/15/76	33 1/3 years
OLD TOWN CENTER (California)	CA	—	3,420	2,765	27,941	3,420	30,706	34,126	13,739	1962, 1997-1998	10/22/97	35 years
PAN AM SHOPPING CENTER (Virginia)	VA	—	8,694	12,929	6,808	8,695	19,736	28,431	10,071	1979	02/05/93	35 years
PENTAGON ROW (Virginia)	VA	54,240	—	2,955	84,996	—	87,951	87,951	25,577	1999 - 2002	1998	35 years
PERRING PLAZA (Maryland)	MD	—	2,800	6,461	17,850	2,800	24,311	27,111	16,502	1963	10/01/85	35 years
PIKE 7 (Virginia)	VA	—	9,709	22,799	2,357	9,709	25,156	34,865	9,904	1968	03/31/97	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA	—	3,319	8,457	3,885	3,319	12,342	15,661	6,472	1967	12/23/94	35 years
QUINCE ORCHARD PLAZA (Maryland)	MD	—	3,197	7,949	10,379	2,928	18,597	21,525	11,096	1975	04/22/93	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	—	—	8,092	29,248	—	37,340	37,340	3,242	2005 - 2007	2006 - 2007	50 years
ROLLINGWOOD APTS. (Maryland)	MD	23,880	552	2,246	4,938	572	7,164	7,736	6,364	1960	01/15/71	25 years
SAM'S PARK & SHOP (District of Columbia)	DC	—	4,840	6,319	1,080	4,840	7,399	12,239	3,064	1930	12/01/95	35 years
SANTANA ROW (California)	CA	—	41,969	1,161	492,674	49,725	486,079	535,804	70,561	1999 -2008	03/05/97	40 - 50 years
SAUGUS (Massachusetts)	MA	—	4,383	8,291	915	4,383	9,206	13,589	3,758	1976	10/01/96	35 years
SHIRLINGTON (Virginia)	VA	6,292	9,761	14,808	27,628	5,798	46,399	52,197	11,981	1940, 2006-2008	12/21/95	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

DECEMBER 31, 2009

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
SHOPPERS WORLD (Virginia)	VA	5,688	10,211	18,863	976	10,225	19,825	30,050	1,757	1975 - 2001	05/30/07	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD	—	27,029	12,849	(12,309)	14,692	12,877	27,569	1,275	2005 -2006	03/08/07	35 years
THIRD STREET PROMENADE (California) (9)	CA	—	22,645	12,709	41,120	25,125	51,349	76,474	20,333	1888-2000	1996-2000	35 years
TOWER (Virginia)	VA	—	7,170	10,518	2,583	7,129	13,142	20,271	4,733	1953-1960	08/24/98	35 years
TROY (New Jersey)	NJ	—	3,126	5,193	16,959	4,028	21,250	25,278	15,226	1966	07/23/80	22 years
TYSON'S STATION (Virginia)	VA	5,898	388	453	2,831	475	3,197	3,672	2,958	1954	01/17/78	17 years
WESTGATE MALL (California)	CA	—	6,319	107,284	2,685	6,319	109,969	116,288	15,998	1960-1966	03/31/04	35 years
WHITE MARSH PLAZA (Maryland)	MD	10,041	3,478	21,413	66	3,478	21,479	24,957	2,246	1987	03/08/07	35 years
WHITE MARSH OTHER (Maryland)	MD	—	37,812	1,843	(10,798)	27,009	1,848	28,857	204	1985	03/08/07	35 years
WILDWOOD (Maryland)	MD	25,319	9,111	1,061	7,534	9,111	8,595	17,706	7,372	1958	05/05/69	33 1/3 years
WILLOW GROVE (Pennsylvania)	PA	—	1,499	6,643	19,188	1,499	25,831	27,330	18,617	1953	11/20/84	35 years
WILLOW LAWN (Virginia)	VA	—	3,192	7,723	65,435	7,790	68,560	76,350	39,702	1957	12/05/83	35 years
WYNNEWOOD (Pennsylvania)	PA	29,355	8,055	13,759	14,844	8,055	28,603	36,658	13,633	1948	10/29/96	35 years

TOTALS		$601,884	$759,247	$1,200,166	$1,799,821	$778,906	$2,980,328	$3,759,234	$938,087

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2009

Reconciliation of Total Cost

(In thousands)

Balance, December 31, 2006	$3,204,258
Additions during period
Acquisitions	313,934
Improvements	140,613
Deduction during period—disposition and retirements of property	(205,958)

Balance, December 31, 2007	3,452,847
Additions during period
Acquisitions	122,662
Improvements	144,192
Deduction during period—disposition and retirements of property	(46,016)

Balance, December 31, 2008	3,673,685
Additions during period
Acquisitions	34,485
Improvements	93,304
Deduction during period—disposition and retirements of property	(42,240)

Balance, December 31, 2009	$3,759,234

(A)	For Federal tax purposes, the aggregate cost basis is approximately $3.3 billion as of December 31, 2009.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2009

Reconciliation of Accumulated

Depreciation and Amortization

(In thousands)

Balance, December 31, 2006	$740,507
Additions during period—depreciation and amortization expense	96,454
Deductions during period—disposition and retirements of property	(80,258)

Balance, December 31, 2007	756,703
Additions during period—depreciation and amortization expense	101,321
Deductions during period—disposition and retirements of property	(11,766)

Balance, December 31, 2008	846,258
Additions during period—depreciation and amortization expense	103.698
Deductions during period—disposition and retirements of property	(11,869)

Balance, December 31, 2009	$938,087

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

Year Ended December 31, 2009

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E		Column F	Column G		Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages(1)		Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on a commercial building and second mortgage on two commercial buildings in Norwalk, CT	Greater of 10% or LIBOR plus 725 basis points	November 2009	Interest only, balloon payment due at maturity(2)	$11,000	(3)	$7,150	$7,380	(4)	$7,150

Second Mortgage on hotel in San Jose, CA	9%	August 2016	Principal and interest; balloon payment due at maturity(5)	36,000	(3)	15,493	11,817		—

Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—		19,889	19,889	(6)	—

Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—		9,250	9,250		—

				$47,000		$51,782	$48,336		$7,150

(1)	For Federal tax purposes, the aggregate tax basis is approximately $52.0 million as of December 31, 2009.
(2)	Interest was due monthly in arrears and was payable out of net cash flow from the two properties. Any unpaid interest was due at maturity. Included in the carrying amount of the mortgage at December 31, 2009 was $0.4 million of accrued but unpaid interest.
(3)	We do not hold the first mortgage loan on one of these properties. Accordingly, the amount of the prior lien at December 31, 2009 is estimated.
(4)	The borrower had two one-year extension options with interest at the greater of 12% or LIBOR plus 925 basis points, however, because the borrower failed to timely exercise its notice to extend the loan, the loan matured on November 4, 2009. Subsequent to the loan maturing, we placed the borrower in default and filed foreclosure proceedings. If we foreclose on the properties, we believe the fair value of the properties is in excess of the value of our mortgage note receivable plus the outstanding amount of the first lien on one property. Due to the status of the loan, we ceased recording interest income on the loan during 2009.
(5)	This note was amended on August 4, 2006. The amended note decreased the interest from 14% to 9% per annum, and requires monthly payments of principal and interest based on 15-year amortization schedule.
(6)	This mortgage is available for up to $25.0 million.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE—CONTINUED

Three Years Ended December 31, 2009

Reconciliation of Carrying Amount

(In thousands)

Balance, December 31, 2006	$40,756
Additions during period:
Issuance of loans	8
Deductions during period:
Collection and satisfaction of loans	(556)
Amortization of discount	430

Balance, December 31, 2007	40,638
Additions during period:
Issuance of loans	5,612
Loan fee	(219)
Deductions during period:
Collection and satisfaction of loans	(719)
Amortization of discount /loan fee	468

Balance, December 31, 2008	45,780
Additions during period:
Issuance of loans	2,759
Loan fee	(15)
Deductions during period:
Collection and satisfaction of loans	(728)
Amortization of discount /loan fee	540

Balance, December 31, 2009	$48,336

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated as of March 11, 2009, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.3 to the Trust’s current Report on Form 8-K (File No. 001-07533) and incorporated herein by reference)

4.6	Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; and 5.95% Notes due 2014 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

1

EXHIBIT INDEX

Exhibit No.	Description
10.2	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.3	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.4	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.5	* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.6	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.7	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.8	* Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.9	* Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) and incorporated herein by reference)

10.10	* Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.11	* Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 and incorporated herein by reference)

10.12	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.13	* Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.14	* Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.15	* Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

2

EXHIBIT INDEX

Exhibit No.	Description
10.16	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.20	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and incorporated herein by reference)

10.21	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.22	Restricted Share Award Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.23 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No 1-07533) (the “2007 Form 10-K”) and incorporated herein by reference)

10.23	Severance Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.24 to the 2007 Form 10-K and incorporated herein by reference)

10.24	Credit Agreement dated as of November 9, 2007, by and among the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.25 to the 2007 Form 10-K and incorporated herein by reference)

10.25	Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.26	Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.27	Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.28	Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.29	Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (previously filed as Exhibit 10.29 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

3

EXHIBIT INDEX

Exhibit No.	Description
10.30	Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.31	Amendment to Change in Control Agreement between the Trust and Andrew P. Blocher dated January 1, 2009 (previously filed as Exhibit 10.31 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.32	Amendment to Stock Option Agreements between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.32 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.33	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.34	Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.35	Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.36	Credit Agreement dated as of May 4, 2009, by and among the Trust, Wachovia Capital Markets LLC, PNC Capital Markets LLC, Wachovia Bank, National Association, PNC Bank, National Association and various other financial institutions (previously filed as Exhibit 10.37 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-07533) and incorporated herein by reference)

21.1	Subsidiaries of Federal Realty Investment Trust (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

*	Management contract or compensatory plan to be filed under Item 15(b) of Form 10-K.

4