Form 10-Q
period 2010-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2010-05-04
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of Registrant’s common shares outstanding on April 30, 2010 was 61,352,779.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2009, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $86,554 and $68,643 of consolidated variable interest entities, respectively)	$3,650,711	$3,626,476
Construction-in-progress	138,170	132,758

	3,788,881	3,759,234
Less accumulated depreciation and amortization (including $3,289 and $3,053 of consolidated variable interest entities, respectively)	(963,173)	(938,087)

Net real estate	2,825,708	2,821,147
Cash and cash equivalents	22,594	135,389
Accounts and notes receivable, net	70,953	72,191
Mortgage notes receivable, net	41,762	48,336
Investment in real estate partnership	35,453	35,633
Prepaid expenses and other assets	91,445	99,265
Debt issuance costs, net of accumulated amortization of $7,484 and $8,291, respectively	8,429	10,348

TOTAL ASSETS	$3,096,344	$3,222,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $23,262 and $23,417 of consolidated variable interest entities, respectively)	$537,129	$539,609
Capital lease obligations	61,958	62,275
Notes payable	11,694	261,745
Senior notes and debentures	1,079,906	930,219
Accounts payable and accrued expenses	97,052	109,061
Dividends payable	40,861	40,800
Security deposits payable	12,095	11,710
Other liabilities and deferred credits	55,088	57,827

Total liabilities	1,895,783	2,013,246
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 61,341,032 and 61,242,050 shares issued and outstanding, respectively	613	612
Additional paid-in capital	1,656,369	1,653,177
Accumulated dividends in excess of net income	(497,843)	(486,449)

Total shareholders’ equity of the Trust	1,169,136	1,177,337
Noncontrolling interests	31,425	31,726

Total shareholders’ equity	1,200,561	1,209,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,096,344	$3,222,309

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
REVENUE
Rental income	$131,492	$127,206
Other property income	5,912	2,603
Mortgage interest income	1,066	1,267

Total revenue	138,470	131,076

EXPENSES
Rental expenses	30,003	28,697
Real estate taxes	15,104	13,832
General and administrative	5,375	5,145
Litigation provision	114	20,632
Depreciation and amortization	28,932	28,592

Total operating expenses	79,528	96,898

OPERATING INCOME	58,942	34,178
Other interest income	182	90
Interest expense	(25,962)	(23,583)
Early extinguishment of debt	(2,801)	14
Income from real estate partnership	193	202

INCOME FROM CONTINUING OPERATIONS	30,554	10,901
DISCONTINUED OPERATIONS
Income from discontinued operations	—	57
Gain on sale of real estate from discontinued operations	—	915

Results from discontinued operations	—	972

NET INCOME	30,554	11,873
Net income attributable to noncontrolling interests	(1,334)	(1,389)

NET INCOME ATTRIBUTABLE TO THE TRUST	29,220	10,484
Dividends on preferred shares	(135)	(135)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$29,085	$10,349

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.47	$0.16
Discontinued operations	—	0.01

	$0.47	$0.17

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.47	$0.16
Discontinued operations	—	0.01

	$0.47	$0.17

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2010

(Unaudited)

	Shareholders’ Equity of the Trust
					Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Noncontrolling Interests	Total Shareholders’ Equity
	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2009	399,896	$9,997	61,242,050	$612	$1,653,177	$(486,449)	$31,726	$1,209,063

Net income/Comprehensive income	—	—	—	—	—	29,220	1,334	30,554
Dividends declared to common shareholders	—	—	—	—	—	(40,479)	—	(40,479)
Dividends declared to preferred shareholders	—	—	—	—	—	(135)	—	(135)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1,635)	(1,635)
Common shares issued	—	—	63	—	4	—	—	4
Exercise of stock options	—	—	17,132	—	714	—	—	714
Shares issued under dividend reinvestment plan	—	—	9,712	—	649	—	—	649
Share-based compensation expense, net	—	—	72,075	1	1,825	—	—	1,826

BALANCE AT MARCH 31, 2010	399,896	$9,997	61,341,032	$613	$1,656,369	$(497,843)	$31,425	$1,200,561

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
OPERATING ACTIVITIES
Net income	$30,554	$11,873
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	28,932	28,592
Litigation provision	—	20,632
Gain on sale of real estate	—	(915)
Early extinguishment of senior notes	2,801	(14)
Income from real estate partnership	(193)	(202)
Other, net	959	774
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	2,276	4,679
Decrease in prepaid expenses and other assets	2,133	4,798
(Decrease) increase in accounts payable and accrued expenses	(8,034)	2,820
Decrease in security deposits and other liabilities	(1,467)	(451)

Net cash provided by operating activities	57,961	72,586
INVESTING ACTIVITIES
Capital expenditures—development and redevelopment	(5,521)	(22,790)
Capital expenditures—other	(5,953)	(6,821)
Distribution from real estate partnership in excess of earnings	180	509
Leasing costs	(2,698)	(1,373)
Investment in mortgage and other notes receivable, net	(11,243)	(430)

Net cash used in investing activities	(25,235)	(30,905)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	(450)	17,500
Issuance of senior notes, net of costs	148,616	—
Purchase and retirement of senior notes/debentures	—	(6,145)
Repayment of mortgages, capital leases and notes payable	(252,866)	(6,510)
Issuance of common shares	1,367	799
Dividends paid to common and preferred shareholders	(40,553)	(38,480)
Distributions to noncontrolling interests	(1,635)	(1,608)

Net cash used in financing activities	(145,521)	(34,444)

(Decrease) increase in cash and cash equivalents	(112,795)	7,237
Cash and cash equivalents at beginning of year	135,389	15,223

Cash and cash equivalents at end of period	$22,594	$22,460

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of March 31, 2010, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 84 predominantly retail real estate projects.

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

Basis of Presentation

Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control or manage, using the equity method of accounting. Certain 2009 amounts have been reclassified to conform to current period presentation.

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$27,489	$24,950
Interest capitalized	(1,527)	(1,367)

Interest expense	$25,962	$23,583

Cash paid for interest, net of amounts capitalized	$32,620	$24,033

Cash (received) paid for income taxes	$(28)	$25

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides certain changes to the evaluation of a VIE including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. Under the new standard, the primary beneficiary has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

We adopted the standard effective January 1, 2010. The adoption did not have a material impact to our financial statements. The newly required balance sheet disclosures regarding assets and liabilities of a consolidated VIE have been parenthetically included in

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

our balance sheet. These parenthetical amounts relate to Melville Mall in Huntington, New York and a shopping center and adjacent commercial building in Norwalk, Connecticut, which is further discussed in Note 3 below.

Although the adoption of this standard did not have a material impact to our financial statements, this standard could impact future consolidation of entities based on the specific facts and circumstances of those entities.

During the quarter ended March 31, 2010, the FASB issued an amendment eliminating the requirement to disclose the date through which subsequent events have been evaluated, which was effective upon issuance of the amendment. Consequently, this disclosure is no longer included in the notes to our financial statements.

NOTE 2—REAL ESTATE

During the three months ended March 31, 2010, we had no acquisitions or dispositions.

NOTE 3—MORTGAGE NOTES RECEIVABLE

On March 30, 2010, we acquired the first mortgage loan on a shopping center located in Norwalk, Connecticut. The first mortgage loan has an outstanding principal balance of $10.9 million, bears interest at 7.25% and matures on September 1, 2032. Since November 5, 2008, we have held the second mortgage on this shopping center and a first mortgage on an adjacent commercial building which has an outstanding balance of $7.4 million at March 31, 2010. All of these loans are currently in default and foreclosure proceedings have been filed. If we foreclose on the properties, we believe the fair value of the properties approximates our carrying amount of these loans which are on non-accrual status.

As the loans are in default, we have certain participating rights under the first mortgage loan agreement. Therefore, while we are not currently exercising those rights and do not expect to exercise certain of those rights, the loan agreement gives us the ability to direct the activities that most significantly impact the shopping center resulting in the entity being a VIE. Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the current default status of the loans, we also have the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we have determined we are the primary beneficiary of this VIE and consolidated the shopping center and adjacent building as of March 30, 2010. Therefore, our investment in the property is included in “real estate” in the consolidated balance sheet as of March 31, 2010.

NOTE 4—REAL ESTATE PARTNERSHIP

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2010, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
OPERATING RESULTS
Revenue	$4,655	$4,688
Expenses
Other operating expenses	1,962	1,656
Depreciation and amortization	1,268	1,271
Interest expense	852	1,133

Total expenses	4,082	4,060

Net income	$573	$628

Our share of net income from real estate partnership	$193	$202

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands)
BALANCE SHEETS
Real estate, net	$182,795	$183,757
Cash	3,614	2,959
Other assets	6,574	6,853

Total assets	$192,983	$193,569

Mortgages payable	$57,732	$57,780
Other liabilities	6,108	6,101
Partners’ capital	129,143	129,688

Total liabilities and partners’ capital	$192,983	$193,569

Our share of unconsolidated debt	$17,320	$17,334

Our investment in real estate partnership	$35,453	$35,633

NOTE 5—DEBT

On January 28, 2010, we delivered notice exercising our option to extend the maturity date by one year to July 27, 2011 of our revolving credit facility, which bears interest at LIBOR plus 42.5 basis points. We paid an extension fee of $0.5 million which is being amortized over the remaining term of the revolving credit facility.

On March 1, 2010, we issued $150.0 million of fixed rate senior notes that mature on April 1, 2020 and bear interest at 5.90%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were $148.5 million.

On various dates from February 25, 2010 to March 2, 2010, we repaid the remaining $250.0 million balance of our term loan. The term loan had an original maturity date of July 27, 2011, however, the loan agreement included an option to prepay the loan, in whole or in part, at any time without premium or penalty. Due to these repayments, approximately $2.8 million of unamortized debt fees were recorded as additional interest expense in 2010 and are included in “early extinguishment of debt” in the consolidated statement of operations. The term loan was repaid using cash on hand and cash from the $150.0 million note issuance.

As of and for the three months ended March 31, 2010, there was no balance outstanding on our revolving credit facility.

Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2010, we were in compliance with all loan covenants.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2010
	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$548,823	$581,121
Senior notes and debentures	$1,079,906	$1,127,679

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

In May 2003, a breach of contract action was filed against us in the United States District Court for the Northern District of California, San Jose Division, alleging that a one page document entitled “Final Proposal” constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The “Final Proposal” explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us.

A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest. Accordingly, considering all the information available to us when we filed our March 31, 2009 Form 10-Q, our best estimate of damages, interest, and other costs was $21.4 million resulting in an increase in our accrual for this matter of $20.6 million. In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit and in July 2009, we and the plaintiff both filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. In December 2009, the plaintiff filed an “appellee’s principal and response brief” providing additional information regarding the issues the plaintiff is appealing. Given the additional information regarding the appeal, we lowered our accrual to $16.4 million in the fourth quarter 2009, which reflects our best estimate of the litigation liability. The net increase in our accrual in 2009 is included in “litigation provision” in our consolidated statement of operations, and the $16.4 million accrual is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheets. During 2009 and 2010, we incurred additional legal and other costs related to this lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statement of operations.

We expect oral arguments on the appeal to be scheduled for later in 2010. The enforcement of the judgment has been stayed until completion of the appeals. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever, and will vigorously defend our position as part of the appeal process.

Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 371,260 operating partnership units are outstanding which have a total fair value of $27.0 million, based on our closing stock price on March 31, 2010.

NOTE 8—SHAREHOLDERS’ EQUITY

The following table provides a summary of dividends declared and paid per share:

	Three months Ended March 31,
	2010		2009
	Declared	Paid	Declared	Paid
Common shares	$0.660	$0.660	$0.650	$0.650
5.417% Series 1 Cumulative Convertible Preferred	$0.339	$0.339	$0.339	$0.339

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

NOTE 9—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Minimum rents
Retail and commercial	$93,973	$93,517
Residential	5,293	5,272
Cost reimbursement	28,933	25,578
Percentage rent	1,461	1,501
Other	1,832	1,338

Total rental income	$131,492	$127,206

Minimum rents include $1.1 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $0.4 million for the three months ended March 31, 2010 and 2009, to recognize income from the amortization of in-place leases. Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, the Crest at Congressional Plaza Apartments, Santana Row, and Bethesda Row.

NOTE 10—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Share-based compensation incurred
Grants of common shares	$1,554	$1,722
Grants of options	272	426

	1,826	2,148
Capitalized share-based compensation	(193)	(210)

Share-based compensation expense	$1,633	$1,938

NOTE 11—EARNINGS PER SHARE

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2010 and 2009, we had approximately 0.2 million weighted average unvested shares outstanding which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.

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

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

March 31, 2010

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$30,554	$10,901
Less: Preferred share dividends	(135)	(135)
Less: Net income attributable to noncontrolling interests	(1,334)	(1,389)
Less: Earnings allocated to unvested shares	(134)	(130)

Income from continuing operations available for common shareholders	28,951	9,247
Results from discontinued operations	—	972

Net income available for common shareholders, basic and diluted	$28,951	$10,219

DENOMINATOR
Weighted average common shares outstanding—basic	61,089	58,841
Effect of dilutive securities:
Stock options	131	119

Weighted average common shares outstanding—diluted	61,220	58,960

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.47	$0.16
Discontinued operations	—	0.01

	$0.47	$0.17

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.47	$0.16
Discontinued operations	—	0.01

	$0.47	$0.17

Income from continuing operations attributable to the Trust	$29,220	$9,512

NOTE 12—SUBSEQUENT EVENTS

In September 2008, we and a subsidiary of Post Properties, Inc. (“Post”) sued Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under our Pentagon Row project without first giving us and Post the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the judge in this case issued a ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordering Vornado to sell to us and Post, collectively, the land under Pentagon Row for the remaining net purchase price of approximately $14.7 million. Based on indications from Vornado, we anticipate that Vornado will appeal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 17, 2010.

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

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009, before making any investments in us.

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of March 31, 2010, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 84 predominantly retail real estate projects comprising approximately 18.2 million square feet. In total, the real estate projects were 94.1% leased and 93.5% occupied at March 31, 2010. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of March 31, 2010. In total, the joint venture properties in which we own an interest were 84.2% leased and occupied at March 31, 2010.

2010 Significant Debt, Equity and Other Transactions

On January 28, 2010, we delivered notice exercising our option to extend the maturity date by one year to July 27, 2011 of our revolving credit facility, which bears interest at LIBOR plus 42.5 basis points. We paid an extension fee of $0.5 million which is being amortized over the remaining term of the revolving credit facility.

On March 1, 2010, we issued $150.0 million of fixed rate senior notes that mature on April 1, 2020 and bear interest at 5.90%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were $148.5 million.

On various dates from February 25, 2010 to March 2, 2010, we repaid the remaining $250.0 million balance of our term loan. The term loan had an original maturity date of July 27, 2011, however, the loan agreement included an option to prepay the loan, in whole or in part, at any time without premium or penalty. Due to these repayments, approximately $2.8 million of unamortized debt fees were recorded as additional interest expense in 2010 and are included in “early extinguishment of debt” in the consolidated statement of operations. The term loan was repaid using cash on hand and cash from the $150.0 million note issuance.

On March 30, 2010, we acquired the first mortgage loan on a shopping center located in Norwalk, Connecticut. The first mortgage loan has an outstanding principal balance of $10.9 million, bears interest at 7.25% and matures on September 1, 2032. Since November 5, 2008, we have held the second mortgage on this shopping center and a first mortgage on an adjacent commercial building which has an outstanding balance of $7.4 million at March 31, 2010. All of these loans are currently in default and foreclosure proceedings have been filed. If we foreclose on the properties, we believe the fair value of the properties approximates our carrying amount of these loans which are on non-accrual status.

As the loans are in default, we have certain participating rights under the first mortgage loan agreement. Therefore, while we are not currently exercising those rights and do not expect to exercise certain of those rights, the loan agreement gives us the ability to direct the activities that most significantly impact the shopping center resulting in the entity being a VIE. Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the current default status of the loans, we also have the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we have determined we are the primary beneficiary of this VIE and consolidated the shopping center and adjacent building as of March 30, 2010. Therefore, our investment in the property is included in “real estate” in the consolidated balance sheet as of March 31, 2010.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property redevelopments,

•	expansion of our portfolio through property acquisitions, and

•	growth in our same-center portfolio.

Our properties are located in densely populated and affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities and believe that the decrease in occupancy we have experienced beginning in 2008 as a result of the economic recession will provide future redevelopment opportunities that may not have otherwise been available. In 2010 and 2011, we expect to have redevelopment projects stabilizing with projected costs of approximately $28 million and $57 million, respectively.

Additionally, we continue to invest in the development at Assembly Square which is a long-term development project we expect to be involved in over the coming years. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. We expect that we will structure any future development in a manner designed to mitigate our risk which may include transfers of entitlements or co-developing with other real estate companies. Continuing in 2010, we will be completing certain infrastructure work as well as continuing our current predevelopment work. We expect to receive approximately $10 million of public funding in 2010 related to the infrastructure work we have completed and we expect the Commonwealth of Massachusetts will complete certain additional infrastructure work using government stimulus funds. We expect to invest between $10 million and $30 million related to the development in 2010, net of expected public funding.

We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long-term opportunities. Generally, our acquisitions do not initially contribute significantly to earnings growth; however, they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. On occasion we also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through the assumption or creation of mortgages.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. The current economic environment may, however, impact our ability to increase rental rates in the short-term and may require us to decrease some rental rates. This will have a long-term impact over the contractual term of the lease agreement, which on average is between five and ten years. We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy to be a driver of our same-center growth over the long term as we are able to re-lease these vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2010, no single tenant accounted for more than 2.6% of annualized base rent.

The current downturn in the economy has impacted the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. We have seen tenants experiencing declining sales, vacating early, or filing for bankruptcy, as well as seeking rent relief from us as landlord. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. Further, our ability to re-lease vacant spaces may be negatively impacted by the current economic environment. While we believe the locations of our centers and diverse tenant base should mitigate the negative impact of the economic environment, we may continue to see an increase in vacancy that will have a negative impact on our revenue and bad debt expense. We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate any future impact.

At March 31, 2010, the leasable square feet in our properties was 93.5% occupied and 94.1% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2010 AND 2009

			Change
	2010	2009	Dollars	%
	(Dollar amounts in thousands)
Rental income	$131,492	$127,206	$4,286	3.4%
Other property income	5,912	2,603	3,309	127.1%
Mortgage interest income	1,066	1,267	(201)	-15.9%

Total property revenue	138,470	131,076	7,394	5.6%

Rental expenses	30,003	28,697	1,306	4.6%
Real estate taxes	15,104	13,832	1,272	9.2%

Total property expenses	45,107	42,529	2,578	6.1%

Property operating income	93,363	88,547	4,816	5.4%
Other interest income	182	90	92	102.2%
Income from real estate partnership	193	202	(9)	-4.5%
Interest expense	(25,962)	(23,583)	(2,379)	10.1%
Early extinguishment of debt	(2,801)	14	(2,815)	20107.1%
General and administrative expense	(5,375)	(5,145)	(230)	4.5%
Litigation provision	(114)	(20,632)	20,518	-99.4%
Depreciation and amortization	(28,932)	(28,592)	(340)	1.2%

Total other, net	(62,809)	(77,646)	14,837	-19.1%

Income from continuing operations	30,554	10,901	19,653	180.3%
Income from discontinued operations	—	57	(57)	-100.0%
Gain on sale of real estate from discontinued operations	—	915	(915)	-100.0%

Net income	30,554	11,873	18,681	157.3%
Net income attributable to noncontrolling interests	(1,334)	(1,389)	55	-4.0%

Net income attributable to the Trust	$29,220	$10,484	$18,736	178.7%

Property Revenues

Total property revenue increased $7.4 million, or 5.6%, to $138.5 million in the three months ended March 31, 2010 compared to $131.1 million in the three months ended March 31, 2009. The percentage occupied at our shopping centers increased slightly to 93.5% at March 31, 2010 compared to 93.4% at March 31, 2009. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $4.3 million, or 3.4%, to $131.5 million in the three months ended March 31, 2010 compared to $127.2 million in the three months ended March 31, 2009 due primarily to the following:

•

an increase of $3.7 million at same-center properties due primarily to increased cost reimbursements as a result of higher snow removal costs, increased temporary tenant income, and higher rental rates on new and renewal leases, and

•	an increase of $0.6 million at redevelopment properties due primarily to increased cost reimbursements, increased occupancy and increased rental rates on new leases.

Other Property Income

Other property income increased $3.3 million, or 127.1%, to $5.9 million in the three months ended March 31, 2010 compared to $2.6 million in the three months ended March 31, 2009. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at redevelopment and same-center properties.

Property Expenses

Total property expenses increased $2.6 million, or 6.1%, to $45.1 million in the three months ended March 31, 2010 compared to $42.5 million in the three months ended March 31, 2009. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $1.3 million, or 4.6%, to $30.0 million in the three months ended March 31, 2010 compared to $28.7 million in the three months ended March 31, 2009. This increase is due primarily to an increase of $2.8 million in snow removal costs partially offset by a decrease of $1.3 million in bad debt expense at same-center properties.

As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 21.8% in the three months ended March 31, 2010 from 22.1% in the three months ended March 31, 2009.

Real Estate Taxes

Real estate tax expense increased $1.3 million, or 9.2%, to $15.1 million in the three months ended March 31, 2010 compared to $13.8 million in the three months ended March 31, 2009 due primarily to higher tax assessments at same-center and redevelopment properties.

Property Operating Income

Property operating income increased $4.8 million, or 5.4%, to $93.4 million in the three months ended March 31, 2010 compared to $88.5 million in the three months ended March 31, 2009. This increase is due to growth in earnings at redevelopment and same-center properties.

Other

Interest Expense

Interest expense increased $2.4 million, or 10.1%, to $26.0 million in the three months ended March 31, 2010 compared to $23.6 million in the three months ended March 31, 2009. This increase is due primarily to an increase of $2.5 million due to a higher overall weighted average borrowing rate partially offset by an increase of $0.2 million in capitalized interest.

Gross interest costs were $27.5 million and $25.0 million in the three months ended March 31, 2010 and 2009, respectively. Capitalized interest was $1.5 million and $1.4 million in the three months ended March 31, 2010 and 2009, respectively.

Early Extinguishment of Debt

The $2.8 million early extinguishment of debt expense in the three months ended March 31, 2010 is due to the write-off of unamortized debt fees related to the $250.0 million payoff of the term loan prior to its maturity date.

Litigation Provision

The $0.1 million litigation provision in the three months ended March 31, 2010 is due to certain costs related to the litigation and appeal process over a parcel of land located adjacent to Santana Row. The $20.6 million litigation provision in the three months ended March 31, 2009 relates to increasing the accrual for such litigation matter. See Note 7 to the consolidated financial statements in this Form 10-Q for further discussion on the litigation.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides certain changes to the evaluation of a VIE including requiring a qualitative rather than quantitative analysis to determine the primary beneficiary of a VIE, continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and enhanced disclosures about an enterprise’s involvement with a VIE. Under the new standard, the primary beneficiary has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

We adopted the standard effective January 1, 2010. The adoption did not have a material impact to our financial statements. The newly required balance sheet disclosures regarding assets and liabilities of a consolidated VIE have been parenthetically included in our balance sheet. These parenthetical amounts relate to Melville Mall in Huntington, New York and a shopping center and adjacent commercial building in Norwalk, Connecticut, which is further discussed in Note 3 to the consolidated financial statements in this Form 10-Q.

Although the adoption of this standard did not have a material impact to our financial statements, this standard could impact future consolidation of entities based on the specific facts and circumstances of those entities.

During the quarter ended March 31, 2010, the FASB issued an amendment eliminating the requirement to disclose the date through which subsequent events have been evaluated, which was effective upon issuance of the amendment. Consequently, this disclosure is no longer included in the notes to our financial statements.

Liquidity and Capital Resources

Due to the nature of our business and strategy, we typically generate significant amounts of cash from operations. The cash generated from operations is primarily paid to our common and preferred shareholders in the form of dividends. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income.

Our short-term liquidity requirements consist primarily of normal recurring operating expenses, obligations under our capital and operating leases, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring expenditures, non-recurring expenditures (such as tenant improvements and redevelopments) and dividends to common and preferred shareholders. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions.

We intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. In the short and long term, we may seek to obtain funds through the issuance of additional equity, unsecured and/or secured debt financings, joint venture relationships relating to existing properties or new acquisitions, and property dispositions that are consistent with this conservative structure. In March 2010, we took advantage of lower long-term interest rates and issued $150 million of 10-year senior notes at a 5.90% interest rate. Using funds from the senior note offering as well as cash on hand, we repaid the outstanding $250 million balance on our term loan in advance of it maturing in July 2011. Cash and cash equivalents decreased $112.8 million to $22.6 million at March 31, 2010 due to the debt transactions discussed above; however, cash and cash equivalents are not a good indicator of our liquidity. We have a $300 million unsecured revolving credit facility that matures July 27, 2011, of which we had no outstanding balance at March 31, 2010. At March 31, 2010, we also have no scheduled debt maturities until 2011. We currently believe that cash flows from operations, cash on hand, our revolving credit facility, and proceeds from additional capital transactions will be sufficient to finance our operations and fund our capital expenditures.

Our overall capital requirements during the remainder of 2010 will depend upon acquisition opportunities, the level of improvements and redevelopments of existing properties and the timing and cost of development of future phases of existing properties. While the amount of future expenditures will depend on numerous factors, we expect to invest similar levels of capital expenditures in 2010 compared to prior periods which will be funded on a short-term basis with cash flow from operations and/or the revolving credit facility, and on a long-term basis, with long-term debt or equity. If market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, or re-evaluate our dividend policy.

In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Three months Ended March 31,
	2010	2009
	(In thousands)
Cash provided by operating activities	$57,961	$72,586
Cash used in investing activities	(25,235)	(30,905)
Cash used in financing activities	(145,521)	(34,444)

(Decrease) increase in cash and cash equivalents	(112,795)	7,237
Cash and cash equivalents, beginning of year	135,389	15,223

Cash and cash equivalents, end of period	$22,594	$22,460

Net cash provided by operating activities decreased $14.6 million to $58.0 million during the three months ended March 31, 2010 from $72.6 million during the three months ended March 31, 2009. The decrease was primarily attributable to timing of interest payments on our senior notes and term loan as a result of changes in the debt outstanding in 2009 and 2010, higher unbilled accounts receivable as a result of significant increases in snow removal costs in 2010, and timing of payments related to operating expenses.

Net cash used in investing activities decreased $5.7 million to $25.2 million during the three months ended March 31, 2010 from $30.9 million during the three months ended March 31, 2009. The decrease was primarily attributable to:

•	$18.1 million decrease in capital expenditures,

partially offset by

•	$10.5 million acquisition of a first mortgage loan in March 2010, and

•	$1.3 million increase in leasing costs.

Net cash used in financing activities increased $111.1 million to $145.5 million during the three months ended March 31, 2010 from $34.4 million during the three months ended March 31, 2009. The increase was primarily attributable to:

•	$250 million payoff of our term loan in 2010, and

•	$17.5 million decrease in net borrowings on our revolving credit facility as there was no outstanding balance in 2010,

partially offset by

•	$148.6 million issuance of 5.90% senior notes in March 2010, and

•	$6.1 million decrease in repayment of senior notes as a portion of our 8.75% senior notes due December 1, 2009, were repaid in the first quarter 2009.

Off-Balance Sheet Arrangements

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2010, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. At March 31, 2010, the Partnership had approximately $57.7 million of mortgages payable outstanding; our investment in the Partnership was $35.5 million.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of March 31, 2010:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2010	Stated Interest Rate as of March 31, 2010	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Federal Plaza	36,500	$32,373	6.75%	June 1, 2011
Tysons Station	7,000	5,853	7.40%	September 1, 2011
Courtyard Shops	Acquired	7,462	6.87%	July 1, 2012
Bethesda Row	Acquired	19,995	5.37%	January 1, 2013
Bethesda Row	Acquired	4,269	5.05%	February 1, 2013
White Marsh Plaza (2)	Acquired	9,791	6.04%	April 1, 2013
Crow Canyon	Acquired	20,709	5.40%	August 11, 2013
Idylwood Plaza	16,910	16,732	7.50%	June 5, 2014
Leesburg Plaza	29,423	29,114	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	37,647	7.50%	June 5, 2014
Pentagon Row	54,619	54,045	7.50%	June 5, 2014
Melville Mall (3)	Acquired	23,609	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	58,661	5.46%	January 1, 2015
Barracks Road	44,300	40,447	7.95%	November 1, 2015
Hauppauge	16,700	15,248	7.95%	November 1, 2015
Lawrence Park	31,400	28,669	7.95%	November 1, 2015
Wildwood	27,600	25,200	7.95%	November 1, 2015
Wynnewood	32,000	29,217	7.95%	November 1, 2015
Brick Plaza	33,000	29,901	7.42%	November 1, 2015
Rollingwood Apartments	24,050	23,799	5.54%	May 1, 2019
Shoppers’ World	Acquired	5,699	5.91%	January 31, 2021
Mount Vernon (4)	13,250	11,210	5.66%	April 15, 2028
Chelsea	Acquired	7,912	5.36%	January 15, 2031

Subtotal		537,562
Net unamortized discount		(433)

Total mortgages payable		537,129

Notes payable
Unsecured fixed rate
Other	2,221	1,415	6.50%	April 1, 2012
Perring Plaza renovation	3,087	879	10.00%	January 31, 2013
Unsecured variable rate
Revolving credit facility (5)	300,000	—	LIBOR + 0.425%	July 27, 2011
Escondido (Municipal bonds) (6)	9,400	9,400	0.24%	October 1, 2016

Total notes payable		11,694

Senior notes and debentures
Unsecured fixed rate
4.50% notes	75,000	75,000	4.50%	February 15, 2011
6.00% notes	175,000	175,000	6.00%	July 15, 2012
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027

Subtotal		1,079,200
Net unamortized premium		706

Total senior notes and debentures		1,079,906

Capital lease obligations
Various		61,958	Various	Various through 2106

Total debt and capital lease obligations		$1,690,687

1)	Mortgages payable do not include our 30% share ($17.3 million) of the $57.7 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.
2)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.4 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.
3)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control the activities that most significantly impact this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.
4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
5)	No amounts were outstanding under our revolving credit facility during the three months ended March 31, 2010.
6)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2010, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.

The following is a summary of our scheduled principal repayments as of March 31, 2010:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
Remainder of 2010	$817		$7,387	$991	$9,195
2011	75,720	(1)	47,571	1,399	124,690
2012	175,727		17,380	1,500	194,607
2013	135,030		72,107	1,609	208,746
2014	150,000		156,364	1,725	308,089
Thereafter	553,600		236,753	54,734	845,087

	$1,090,894		$537,562	$61,958	$1,690,414	(2)

1)	Our $300 million four-year revolving credit facility matures on July 27, 2011. As of March 31, 2010, there was $0 drawn under this credit facility.
2)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of March 31, 2010.

Interest Rate Hedging

We had no hedging instruments outstanding during the three months ended March 31, 2010. We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

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

An increase or decrease in FFO available for common shareholders does not necessarily result in an increase or decrease in aggregate distributions because our Board of Trustees is not required to increase distributions on a quarterly basis unless necessary for us to maintain REIT status. However, we must distribute at least 90% of our taxable income to remain qualified as a REIT. Therefore, a significant increase in FFO will generally require an increase in distributions to shareholders although not necessarily on a proportionate basis.

Included below is a reconciliation of net income to FFO available for common shareholders as well as FFO available to common shareholders excluding the litigation provision. As further discussed in Note 7 to the consolidated financial statements, net income for 2010 includes certain charges related to the litigation and appeal process over a parcel of land adjacent to Santana Row and 2009 includes a $20.6 million charge for increasing the accrual for such litigation matter. Management believes FFO excluding this litigation provision provides a more meaningful evaluation of operations; while litigation is not unusual, we believe the premise of the underlying litigation matter (see Note 7 for discussion) warrants presentation of FFO excluding the related charges.

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Net income	$30,554	$11,873
Net income attributable to noncontrolling interests	(1,334)	(1,389)
Gain on sale of real estate	—	(915)
Depreciation and amortization of real estate assets	26,087	25,436
Amortization of initial direct costs of leases	2,236	2,667
Depreciation of joint venture real estate assets	351	354

Funds from operations	57,894	38,026
Dividends on preferred shares	(135)	(135)
Income attributable to operating partnership units	245	—
Income attributable to unvested shares	(192)	(130)

Funds from operations available for common shareholders	57,812	37,761
Litigation provision, net of allocation to unvested shares	114	20,565

Funds from operations available for common shareholders excluding litigation provision	$57,926	$58,326

Weighted average number of common shares, diluted (1)	61,591	58,960

Funds from operations available for common shareholders, per diluted share	$0.94	$0.64
Litigation provision per diluted share	—	0.35

Funds from operations available for common shareholders excluding litigation provision, per diluted share	$0.94	$0.99

(1)	For the three months ended March 31, 2010, the weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share for the three months ended March 31, 2010, but is anti-dilutive for the computation of FFO per diluted share for the three months ended March 31, 2009, as well as anti-dilutive for the computation of diluted EPS for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2010, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2010, we had $1.7 billion of fixed-rate debt outstanding. If market interest rates on our fixed-rate debt instruments at March 31, 2010 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $71.9 million. If market interest rates on our fixed-rate debt instruments at March 31, 2010 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $76.6 million.

Variable Interest Rate Debt

Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt; however, at March 31, 2010, we had only $9.4 million of variable rate debt outstanding which relates to municipal bonds. No balance was outstanding on our revolving credit facility which is currently the only other debt instrument which bears interest at a variable rate. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2003, a breach of contract action was filed against us in the United States District Court for the Northern District of California, San Jose Division, alleging that a one page document entitled “Final Proposal” constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the “Final Proposal.” The “Final Proposal” explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us.

A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest. Accordingly, considering all the information available to us when we filed our March 31, 2009 Form 10-Q, our best estimate of damages, interest, and other costs was $21.4 million resulting in an increase in our accrual for this matter of $20.6 million. In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit and in July 2009, we and the plaintiff both filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. In December 2009, the plaintiff filed an “appellee’s principal and response brief” providing additional information regarding the issues the plaintiff is appealing. Given the additional information regarding the appeal, we lowered our accrual to $16.4 million in the fourth quarter 2009, which reflects our best estimate of the litigation liability. The net increase in our accrual in 2009 is included in “litigation provision” in our consolidated statement of operations, and the $16.4 million accrual is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheets. During 2009 and 2010, we incurred additional legal and other costs related to this lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statement of operations.

We expect oral arguments on the appeal to be scheduled for later in 2010. The enforcement of the judgment has been stayed until completion of the appeals. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever, and will vigorously defend our position as part of the appeal process.

In September 2008, we and a subsidiary of Post Properties, Inc. (“Post”) sued Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under our Pentagon Row project without first giving us and Post the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the judge in this case issued a ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordering Vornado to sell to us and Post, collectively, the land under Pentagon Row for the remaining net purchase price of approximately $14.7 million. Based on indications from Vornado, we anticipate that Vornado will appeal.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 17, 2010. These factors include, but are not limited to, the following:

•	risks that our tenants will not pay rent, may vacate early or may file for bankruptcy or that we may be unable to renew leases or re-let space at favorable rents as leases expire;

•

risks that we may not be able to proceed with or obtain necessary approvals for any redevelopment or renovation project, and that completion of anticipated or ongoing property redevelopment or renovation projects that we do pursue may cost more, take more time to complete or fail to perform as expected;

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

•

risks of financing, such as our ability to consummate additional financings or obtain replacement financing on terms which are acceptable to us, our ability to meet existing financial covenants and the limitations imposed on our operations by those covenants, and the possibility of increases in interest rates that would result in increased interest expense; and

•

risks related to our status as a REIT, for federal income tax purposes, such as the existence of complex tax regulations relating to our status as a REIT, the effect of future changes in REIT requirements as a result of new legislation, and the adverse consequences of the failure to qualify as a REIT.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

We intend to hold our Annual Meeting of Shareholders on May 4, 2010.

ITEM 6.	EXHIBITS

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

May 4, 2010	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

May 4, 2010	/s/ Andrew P. Blocher
Andrew P. Blocher,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated as of March 16, 2009, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on March 19, 2009 (File No. 001-07533) and incorporated herein by reference)

4.6	Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; and 5.95% Notes due 2014 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.3	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.4	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.5	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

Exhibit No.	Description

10.6	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.7	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.8	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) and incorporated herein by reference)

10.10	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.11	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 and incorporated herein by reference)

10.12	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s Registration Statement on Form S-8 (File No. 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.13	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.14	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.15	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.16	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.20	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 31, 2006 and filed herewith)

10.21	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.22	Restricted Share Award Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.23 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No 1-07533) (the “2007 Form 10-K”) and incorporated herein by reference)

10.23	Severance Agreement between the Trust and Joseph M. Squeri dated October 1, 2007 (previously filed as Exhibit 10.24 to the 2007 Form 10-K and incorporated herein by reference)

10.24	Credit Agreement dated as of November 9, 2007, by and among the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.25 to the 2007 Form 10-K and filed herewith)

Exhibit No.	Description

10.25	Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.26	Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.27	Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.28	Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.29	Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (previously filed as Exhibit 10.29 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.30	Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.31	Amendment to Change in Control Agreement between the Trust and Andrew P. Blocher dated January 1, 2009 (previously filed as Exhibit 10.31 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.32	Amendment to Stock Option Agreements between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.32 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.33	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.34	Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.35	Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.36	Credit Agreement dated as of May 4, 2009, by and among the Trust, Wachovia Capital Markets LLC, PNC Capital Markets LLC, Wachovia Bank, National Association, PNC Bank, National Association and various other financial institutions (previously filed as Exhibit 10.37 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-07533) and filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)