Form 10-Q
period 2010-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2010-11-03
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of Registrant’s common shares outstanding on October 29, 2010 was 61,522,294.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2009, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $97,265 and $68,643 of consolidated variable interest entities, respectively)	$3,688,805	$3,626,476
Construction-in-progress	158,060	132,758

	3,846,865	3,759,234
Less accumulated depreciation and amortization (including $3,803 and $3,053 of consolidated variable interest entities, respectively)	(1,011,975)	(938,087)

Net real estate	2,834,890	2,821,147
Cash and cash equivalents	9,174	135,389
Accounts and notes receivable, net	74,443	72,191
Mortgage notes receivable, net	43,828	48,336
Investment in real estate partnerships	51,769	35,633
Prepaid expenses and other assets	105,625	99,265
Debt issuance costs, net of accumulated amortization of $8,545 and $8,291, respectively	7,430	10,348

TOTAL ASSETS	$3,127,159	$3,222,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $22,946 and $23,417 of consolidated variable interest entities, respectively)	$532,089	$539,609
Capital lease obligations	61,306	62,275
Notes payable	47,940	261,745
Senior notes and debentures	1,079,854	930,219
Accounts payable and accrued expenses	112,490	109,061
Dividends payable	41,554	40,800
Security deposits payable	11,778	11,710
Other liabilities and deferred credits	53,272	57,827

Total liabilities	1,940,283	2,013,246
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 61,451,155 and 61,242,050 shares issued and outstanding, respectively	615	612
Additional paid-in capital	1,663,934	1,653,177
Accumulated dividends in excess of net income	(519,050)	(486,449)

Total shareholders’ equity of the Trust	1,155,496	1,177,337
Noncontrolling interests	31,380	31,726

Total shareholders’ equity	1,186,876	1,209,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,127,159	$3,222,309

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
REVENUE
Rental income	$130,144	$126,169	$391,892	$379,465
Other property income	2,825	3,714	11,245	9,258
Mortgage interest income	1,095	1,109	3,232	3,683

Total revenue	134,064	130,992	406,369	392,406

EXPENSES
Rental expenses	27,140	24,367	82,724	78,144
Real estate taxes	15,263	14,485	45,272	43,138
General and administrative	5,844	5,749	17,062	16,170
Litigation provision	60	330	347	21,087
Depreciation and amortization	29,591	28,410	89,701	86,635

Total operating expenses	77,898	73,341	235,106	245,174

OPERATING INCOME	56,166	57,651	171,263	147,232
Other interest income	18	924	233	1,274
Interest expense	(25,299)	(30,209)	(76,679)	(79,622)
Early extinguishment of debt	—	—	(2,801)	(968)
Income from real estate partnerships	125	473	506	1,074

INCOME FROM CONTINUING OPERATIONS	31,010	28,839	92,522	68,990
DISCONTINUED OPERATIONS
Discontinued operations—income	—	—	—	218
Discontinued operations—gain on sale of real estate	—	—	1,000	1,298

Results from discontinued operations	—	—	1,000	1,516

INCOME BEFORE GAIN ON SALE OF REAL ESTATE	31,010	28,839	93,522	70,506
Gain on sale of real estate	—	—	410	—

NET INCOME	31,010	28,839	93,932	70,506
Net income attributable to noncontrolling interests	(1,370)	(1,406)	(3,958)	(4,172)

NET INCOME ATTRIBUTABLE TO THE TRUST	29,640	27,433	89,974	66,334
Dividends on preferred shares	(136)	(136)	(406)	(406)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$29,504	$27,297	$89,568	$65,928

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.48	$0.45	$1.43	$1.08
Discontinued operations	—	—	0.02	0.03
Gain on sale of real estate	—	—	0.01	—

	$0.48	$0.45	$1.46	$1.11

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.48	$0.45	$1.42	$1.07
Discontinued operations	—	—	0.02	0.03
Gain on sale of real estate	—	—	0.01	—

	$0.48	$0.45	$1.45	$1.10

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2010

(Unaudited)

	Shareholders’ Equity of the Trust
					Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Noncontrolling Interests	Total Shareholders’ Equity
	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2009	399,896	$9,997	61,242,050	$612	$1,653,177	$(486,449)	$31,726	$1,209,063

Net income/Comprehensive income	—	—	—	—	—	89,974	3,958	93,932
Dividends declared to common shareholders	—	—	—	—	—	(122,169)	—	(122,169)
Dividends declared to preferred shareholders	—	—	—	—	—	(406)	—	(406)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(4,249)	(4,249)
Common shares issued	—	—	142	—	11	—	—	11
Exercise of stock options	—	—	107,493	2	4,051	—	—	4,053
Shares issued under dividend reinvestment plan	—	—	26,964	—	1,933	—	—	1,933
Share-based compensation expense, net	—	—	74,506	1	4,844	—	—	4,845
Conversion and redemption of OP units	—	—	—	—	(82)	—	(55)	(137)

BALANCE AT SEPTEMBER 30, 2010	399,896	$9,997	61,451,155	$615	$1,663,934	$(519,050)	$31,380	$1,186,876

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
OPERATING ACTIVITIES
Net income	$93,932	$70,506
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	89,701	86,635
Litigation provision	—	20,632
Gain on sale of real estate	(1,410)	(1,298)
Early extinguishment of debt	2,801	968
Income from real estate partnerships	(506)	(1,074)
Other, net	1,554	4,140
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	1,668	6,128
Increase in prepaid expenses and other assets	(4,056)	(2,460)
(Decrease) increase in accounts payable and accrued expenses	(1,840)	7,291
(Decrease) increase in security deposits and other liabilities	(2,159)	2,736

Net cash provided by operating activities	179,685	194,204
INVESTING ACTIVITIES
Acquisition of real estate	(17,582)	—
Capital expenditures—development and redevelopment	(34,775)	(57,739)
Capital expenditures—other	(21,873)	(16,627)
Proceeds from sale of real estate	—	2,122
Investment in real estate partnerships	(16,930)	—
Distribution from real estate partnership in excess of earnings	167	382
Leasing costs	(7,094)	(6,747)
Issuance of mortgage and other notes receivable, net	(13,218)	(1,733)

Net cash used in investing activities	(111,305)	(80,342)
FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facility, net of costs	26,550	(123,500)
Issuance of senior notes, net of costs	148,457	147,534
Purchase and retirement of senior notes	—	(52,278)
Issuance of mortgages, capital leases and notes payable, net of costs	9,950	526,617
Repayment of mortgages, capital leases and notes payable	(259,342)	(212,424)
Issuance of common shares	5,997	113,694
Dividends paid to common and preferred shareholders	(121,823)	(115,593)
Distributions to noncontrolling interests	(4,384)	(4,707)

Net cash (used in) provided by financing activities	(194,595)	279,343

(Decrease) increase in cash and cash equivalents	(126,215)	393,205
Cash and cash equivalents at beginning of year	135,389	15,223

Cash and cash equivalents at end of period	$9,174	$408,428

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

September 30, 2010

(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of September 30, 2010, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 85 predominantly retail real estate projects.

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

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$81,272	$83,815
Interest capitalized	(4,593)	(4,193)

Interest expense	$76,679	$79,622

Cash paid for interest, net of amounts capitalized	$77,773	$74,880

Cash paid for income taxes	$240	$808

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

We adopted the standard effective January 1, 2010. The adoption did not have a material impact to our financial statements. The newly required balance sheet disclosures regarding assets and liabilities of a consolidated VIE have been parenthetically included in our balance sheet. These parenthetical amounts relate to Melville Mall in Huntington, New York, a shopping center and adjacent commercial building in Norwalk, Connecticut, which is further discussed in Note 3 below, and Huntington Square in East Northport, New York, which is further discussed in Note 2 below.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

Recently Issued Accounting Pronouncement

In July 2010, the FASB issued a new accounting standard that requires enhanced disclosures about financing receivables, including the allowance for credit losses, credit quality, and impaired loans. This standard is effective for fiscal years ending after December 15, 2010. We are currently evaluating the impact this standard will have on our consolidated financial statements.

NOTE 2—REAL ESTATE

On August 16, 2010, we acquired the leasehold interest in Huntington Square located in East Northport, New York for a purchase price of $17.6 million. The property contains approximately 74,000 square feet of gross leasable area and is adjacent to a 194,000 square foot Sears department store. As part of the purchase price allocation, approximately $9.2 million of the net assets acquired were allocated to other assets for “above market leases” and a “below market ground lease” for which we are the lessee. Approximately $1.7 million of the net assets acquired were allocated to liabilities for “below market leases”. We incurred approximately $0.3 million of acquisition costs related to Huntington Square which are included in “general and administrative expenses”.

In conjunction with the acquisition, we entered into a reverse Section 1031 like-kind exchange agreement with a qualified intermediary which is for a maximum of 180 days and allows us to defer gains on the sale of other properties sold within this period. Until the earlier of termination of this exchange agreement or February 12, 2011, the qualified intermediary is the legal owner of the property. However, we direct the activities that most significantly impact the property and have the obligation to absorb losses and the right to receive benefits from the property. Therefore, we have determined we are the primary beneficiary and consolidated the property and its operations as of August 16, 2010.

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

NOTE 3—MORTGAGE NOTES RECEIVABLE

On March 30, 2010, we acquired the first mortgage loan on a shopping center located in Norwalk, Connecticut. The first mortgage loan bears interest at 7.25%, matures on September 1, 2032, and as of September 30, 2010, had an outstanding principal balance of $11.3 million. Since November 5, 2008, we have held the second mortgage on this shopping center and a first mortgage on an adjacent commercial building which had an outstanding balance of $7.4 million at September 30, 2010. All of these loans are currently in default and foreclosure proceedings have been filed. If we foreclose on the properties, we believe the fair value of the properties approximates our carrying amount of these loans which are on non-accrual status.

Because the loans are in default, we have certain rights under the first mortgage loan agreement that gives us the ability to direct the activities that most significantly impact the shopping center. Although we are not currently exercising and do not expect to exercise those rights, the existence of those rights in the loan agreement results in the entity being a VIE. Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the current default status of the loans, we also have the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we have determined we are the primary beneficiary of this VIE and consolidated the shopping center and adjacent building as of March 30, 2010. Therefore, our investment in the property is included in “real estate” in the consolidated balance sheet as of September 30, 2010.

In July 2010, we reached an agreement with the borrower whereby the borrower must repay the loans by September 30, 2010, subject to a possible extension through December 30, 2010. If the borrower fails to repay the loans at that time, we will be entitled to receive a deed-in-lieu of foreclosure for both properties. The borrower has entered into a non-binding letter of intent which contemplates a transaction pursuant to which we would be paid the full carrying amount of our loans upon closing which is anticipated to be in December 2010.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 4—REAL ESTATE PARTNERSHIPS

Federal/Lion Venture LP

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2010, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
OPERATING RESULTS
Revenue	$4,510	$5,027	$13,688	$14,523
Expenses
Other operating expenses	1,322	1,323	4,664	4,307
Depreciation and amortization	1,259	1,278	3,771	3,764
Interest expense	849	1,131	2,551	3,396

Total expenses	3,430	3,732	10,986	11,467

Net income	$1,080	$1,295	$2,702	$3,056

Our share of net income from real estate partnership	$355	$473	$901	$1,074

	September 30, 2010	December 31, 2009
	(In thousands)
BALANCE SHEETS
Real estate, net	$182,161	$183,757
Cash	3,291	2,959
Other assets	7,607	6,853

Total assets	$193,059	$193,569

Mortgages payable	$57,634	$57,780
Other liabilities	5,812	6,101
Partners’ capital	129,613	129,688

Total liabilities and partners’ capital	$193,059	$193,569

Our share of unconsolidated debt	$17,290	$17,334

Our investment in real estate partnership	$35,577	$35,633

Taurus Newbury Street JV II Limited Partnership

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture limited partnership with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), which plans to acquire, operate and redevelop up to $200 million of properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. During the second quarter 2010, we recorded expenses of approximately $0.2 million related to formation costs of Newbury Street Partnership.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

On May 26, 2010, Newbury Street Partnership acquired the fee interest in two buildings located on Newbury Street in Boston, Massachusetts for a purchase price of $17.5 million. The properties include approximately 32,000 square feet of retail and office space. We contributed $7.8 million towards this acquisition and provided an $8.8 million interest-only loan secured by the two buildings. The loan matures in May 2012, subject to a one-year extension option, and bears interest at 30-day LIBOR plus 400 basis points. Intercompany profit generated from interest income on the loan is eliminated in consolidation. All amounts contributed and advanced to Newbury Street Partnership are included in “Investment in real estate partnerships” in the consolidated balance sheet. During the third quarter 2010, we recorded approximately $0.2 million related to our share of acquisition related costs.

Due to the timing of receiving financial information from the general partner, our share of operating earnings is recorded one quarter in arrears. Consequently, the following tables provide summarized operating results from formation through June 30, 2010, and the financial position of the Newbury Street Partnership as of June 30, 2010:

OPERATING RESULTS (in thousands)
Revenue	$99
Expenses
Other operating expenses	74
Depreciation and amortization	27
Interest expense	38
Acquisition and formation expenses	486

Total expenses	625

Net income	$(526)

Our share of net income from real estate partnership	$(395)

BALANCE SHEET (in thousands)
Real estate, net	$17,144
Cash	165
Other assets	668

Total assets	$17,977

Mortgages payable	$8,750
Other liabilities	380
Partners’ capital	8,847

Total liabilities and partners’ capital	$17,977

Our investment in real estate partnership	$16,192

NOTE 5—DEBT

On January 28, 2010, we delivered notice exercising our option to extend the maturity date by one year to July 27, 2011 on our revolving credit facility, which bears interest at LIBOR plus 42.5 basis points. We paid an extension fee of $0.5 million which is being amortized over the remaining term of the revolving credit facility.

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

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

During the three and nine months ended September 30, 2010, the maximum amount of borrowings outstanding under our $300.0 million revolving credit facility was $42.0 million. The weighted average amount of borrowings outstanding was $24.6 million and $9.8 million for the three and nine months ended September 30, 2010, respectively. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 0.73% for the three and nine months ended September 30, 2010. At September 30, 2010, there was $27.0 million outstanding on our revolving credit facility.

Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2010, we were in compliance with all loan covenants.

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

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$580,029	$635,349	$801,354	$819,733
Senior notes and debentures	$1,079,854	$1,190,320	$930,219	$951,861

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

Oral arguments on the appeal are scheduled for late 2010. The enforcement of the judgment has been stayed until completion of the appeals. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever, and will vigorously defend our position as part of the appeal process.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

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

Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 369,260 operating partnership units are outstanding which have a total fair value of $30.2 million, based on our closing stock price on September 30, 2010.

NOTE 8—SHAREHOLDERS’ EQUITY

The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2010		2009
	Declared	Paid	Declared	Paid
Common shares	$1.990	$1.980	$1.960	$1.950
5.417% Series 1 Cumulative Convertible Preferred	$1.016	$1.016	$1.016	$1.016

NOTE 9—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Minimum rents
Retail and commercial	$95,035	$93,312	$284,266	$280,084
Residential	5,475	5,301	16,125	15,918
Cost reimbursement	26,039	24,304	81,184	74,277
Percentage rent	1,313	1,164	3,778	3,811
Other	2,282	2,088	6,539	5,375

Total rental income	$130,144	$126,169	$391,892	$379,465

Minimum rents include $1.1 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and $3.6 million and $3.9 million for the nine months ended September 30, 2010 and 2009, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $0.4 million for the three months ended September 30, 2010 and 2009, and $1.3 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively, to recognize income from the amortization of in-place leases. Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, the Crest at Congressional Plaza Apartments, Santana Row, and Bethesda Row.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

NOTE 10—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Share-based compensation incurred
Grants of common shares	$1,244	$1,357	$3,996	$4,342
Grants of options	287	324	849	1,107

	1,531	1,681	4,845	5,449
Capitalized share-based compensation	(192)	(248)	(576)	(704)

Share-based compensation expense	$1,339	$1,433	$4,269	$4,745

NOTE 11—EARNINGS PER SHARE

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For each of the three and nine months ended September 30, 2010 and 2009, we had approximately 0.2 million weighted average unvested shares outstanding which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.

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

Federal Realty Investment Trust

Notes to Consolidated Financial Statements—(Continued)

September 30, 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$31,010	$28,839	$92,522	$68,990
Less: Preferred share dividends	(136)	(136)	(406)	(406)
Less: Net income attributable to noncontrolling interests	(1,370)	(1,406)	(3,958)	(4,172)
Less: Earnings allocated to unvested shares	(136)	(129)	(404)	(381)

Income from continuing operations available for common shareholders	29,368	27,168	87,754	64,031
Results from discontinued operations	—	—	1,000	1,516
Gain on sale of real estate	—	—	410	—

Net income available for common shareholders, basic and diluted	$29,368	$27,168	$89,164	$65,547

DENOMINATOR
Weighted average common shares outstanding—basic	61,215	60,016	61,158	59,264
Effect of dilutive securities:
Stock options	144	124	139	123

Weighted average common shares outstanding—diluted	61,359	60,140	61,297	59,387

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.48	$0.45	$1.43	$1.08
Discontinued operations	—	—	0.02	0.03
Gain on sale of real estate	—	—	0.01	—

	$0.48	$0.45	$1.46	$1.11

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.48	$0.45	$1.42	$1.07
Discontinued operations	—	—	0.02	0.03
Gain on sale of real estate	—	—	0.01	—

	$0.48	$0.45	$1.45	$1.10

Income from continuing operations attributable to the Trust	$29,640	$27,433	$88,564	$64,818

NOTE 12—SUBSEQUENT EVENT

In October 2010, Donald C. Wood, our Chief Executive Officer, was granted approximately $5,000,000 of restricted stock, or 60,931 shares, which will vest on October 12, 2015. Additionally, Mr. Wood’s annual base pay was increased from $700,000 to $850,000 per year effective November 1, 2010, his target bonus was increased from 100% of his base salary to 150% of his base salary beginning with the 2010 bonus, and his target amount for potential equity to be issued in February 2011 under our Long-term Incentive Award Plan was increased from $2.0 million to $4.0 million. Grants under the Long-term Incentive Award Plan generally vest over three to five years.

The Compensation Committee of the Board of Trustees determined that these compensation adjustments were prudent, consistent with the Trust’s compensation philosophy and in the best interest of the Trust’s shareholders after considering four primary factors: (a) the appropriate market value for Mr. Wood’s services after retaining a consultant to benchmark comparable real estate companies and make recommendations; (b) the historical outperformance of the Trust over the last decade in terms of shareholder value creation and the prospects for continued outperformance in the future; (c) the active recruiting for Mr. Wood’s services in the marketplace and the related strong desire to retain him and his senior management team at the Trust; and (d) the ability of the current senior management team to take advantage of future opportunities to increase shareholder value.

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

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of September 30, 2010, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 85 predominantly retail real estate projects comprising approximately 18.2 million square feet. In total, the real estate projects were 93.9% leased and 93.3% occupied at September 30, 2010. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of September 30, 2010. In total, the joint venture properties in which we own a 30% interest were 91.3% leased and 90.8% occupied at September 30, 2010.

2010 Significant Property Acquisition

On August 16, 2010, we acquired the leasehold interest in Huntington Square located in East Northport, New York for a purchase price of $17.6 million. The property contains approximately 74,000 square feet of gross leasable area and is adjacent to a 194,000 square foot Sears department store. As part of the purchase price allocation, approximately $9.2 million of the net assets acquired were allocated to other assets for “above market leases” and a “below market ground lease” for which we are the lessee. Approximately $1.7 million of the net assets acquired were allocated to liabilities for “below market leases”. We incurred approximately $0.3 million of acquisition costs related to Huntington Square which are included in “general and administrative expenses”.

In conjunction with the acquisition, we entered into a reverse Section 1031 like-kind exchange agreement with a qualified intermediary which is for a maximum of 180 days and allows us to defer gains on the sale of other properties sold within this period. Until the earlier of termination of this exchange agreement or February 12, 2011, the qualified intermediary is the legal owner of the property. However, we direct the activities that most significantly impact the property and have the obligation to absorb losses and the right to receive benefits from the property. Therefore, we have determined we are the primary beneficiary and consolidated the property and its operations as of August 16, 2010.

2010 Significant Debt, Equity and Other Transactions

On January 28, 2010, we delivered notice exercising our option to extend the maturity date by one year to July 27, 2011 on our revolving credit facility, which bears interest at LIBOR plus 42.5 basis points. We paid an extension fee of $0.5 million which is being amortized over the remaining term of the revolving credit facility.

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

On March 30, 2010, we acquired the first mortgage loan on a shopping center located in Norwalk, Connecticut. The first mortgage loan bears interest at 7.25%, matures on September 1, 2032, and as of September 30, 2010, had an outstanding principal balance of $11.3 million. Since November 5, 2008, we have held the second mortgage on this shopping center and a first mortgage on an adjacent commercial building which had an outstanding balance of $7.4 million at September 30, 2010. All of these loans are currently in default and foreclosure proceedings have been filed. If we foreclose on the properties, we believe the fair value of the properties approximates our carrying amount of these loans which are on non-accrual status.

Because the loans are in default, we have certain rights under the first mortgage loan agreement that gives us the ability to direct the activities that most significantly impact the shopping center. Although we are not currently exercising and do not expect to exercise those rights, the existence of those rights in the loan agreement results in the entity being a VIE. Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the current default status of the loans, we also have the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we have determined we are the primary beneficiary of this VIE and consolidated the shopping center and adjacent building as of March 30, 2010. Therefore, our investment in the property is included in “real estate” in the consolidated balance sheet as of September 30, 2010.

In July 2010, we reached an agreement with the borrower whereby the borrower must repay the loans by September 30, 2010, subject to a possible extension through December 30, 2010. If the borrower fails to repay the loans at that time, we will be entitled to receive a deed-in-lieu of foreclosure for both properties. The borrower has entered into a non-binding letter of intent which contemplates a transaction pursuant to which we would be paid the full carrying amount of our loans upon closing which is anticipated to be in December 2010.

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

In October 2010, Donald C. Wood, our Chief Executive Officer, was granted approximately $5,000,000 of restricted stock, or 60,931 shares, which will vest on October 12, 2015. Additionally, Mr. Wood’s annual base pay was increased from $700,000 to $850,000 per year effective November 1, 2010, his target bonus was increased from 100% of his base salary to 150% of his base salary beginning with the 2010 bonus, and his target amount for potential equity to be issued in February 2011 under our Long-term Incentive Award Plan was increased from $2.0 million to $4.0 million. Grants under the Long-term Incentive Award Plan generally vest over three to five years.

The Compensation Committee of the Board of Trustees determined that these compensation adjustments were prudent, consistent with the Trust’s compensation philosophy and in the best interest of the Trust’s shareholders after considering four primary factors: (a) the appropriate market value for Mr. Wood’s services after retaining a consultant to benchmark comparable real estate companies and make recommendations; (b) the historical outperformance of the Trust over the last decade in terms of shareholder value creation and the prospects for continued outperformance in the future; (c) the active recruiting for Mr. Wood’s services in the marketplace and the related strong desire to retain him and his senior management team at the Trust; and (d) the ability of the current senior management team to take advantage of future opportunities to increase shareholder value.

Formation of Joint Venture

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture limited partnership with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), which plans to acquire, operate and redevelop up to $200 million of properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. During the second quarter 2010, we recorded expenses of approximately $0.2 million related to formation costs of Newbury Street Partnership.

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

On May 26, 2010, Newbury Street Partnership acquired the fee interest in two buildings located on Newbury Street in Boston, Massachusetts for a purchase price of $17.5 million. The properties include approximately 32,000 square feet of retail and office space. We contributed $7.8 million towards this acquisition and provided an $8.8 million interest-only loan secured by the two buildings. The loan matures in May 2012, subject to a one-year extension option, and bears interest at 30-day LIBOR plus 400 basis points. All amounts contributed and advanced to Newbury Street Partnership are included in “Investment in real estate partnerships” in the consolidated balance sheet. Intercompany profit generated from interest income on the loan is eliminated in consolidation. Due to the timing of receiving financial information from the general partner, our share of operating earnings is recorded one quarter in arrears. During the third quarter 2010, we recorded approximately $0.2 million related to our share of acquisition related costs.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property redevelopments,

•	expansion of our portfolio through property acquisitions, and

•	growth in our same-center portfolio.

Our properties are located in densely populated and affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities and believe that the decrease in occupancy we have experienced since 2008 as a result of the economic recession will provide, and have provided, redevelopment opportunities that may not have otherwise been available. In 2010 and 2011, we expect to have redevelopment projects stabilizing with projected costs of approximately $28 million and $57 million, respectively.

Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. We expect that we will structure any future development in a manner designed to mitigate our risk which may include transfers of entitlements or co-developing with other real estate companies. Continuing throughout 2010, we will be completing certain infrastructure work as well as continuing our current pre-development work. We received $10 million of public funding in April 2010, which is included in “notes payable” in the consolidated balance sheet, related to the infrastructure work we have completed and we expect the Commonwealth of Massachusetts will complete certain additional infrastructure work using government stimulus funds. We expect to invest between $15 million and $20 million related to the development in 2010, net of expected public funding.

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

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. The current economic environment may, however, impact our ability to increase rental rates in the short-term and may require us to decrease some rental rates. This will have a long-term impact over the contractual term of the lease agreement, which on average is between five and ten years. We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy to be a driver of our same-center growth over the long term as we are able to re-lease these vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2010, no single tenant accounted for more than 2.7% of annualized base rent.

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

At September 30, 2010, the leasable square feet in our properties was 93.3% occupied and 93.9% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

			Change
	2010	2009	Dollars	%
	(Dollar amounts in thousands)
Rental income	$130,144	$126,169	$3,975	3.2%
Other property income	2,825	3,714	(889)	-23.9%
Mortgage interest income	1,095	1,109	(14)	-1.3%

Total property revenue	134,064	130,992	3,072	2.3%

Rental expenses	27,140	24,367	2,773	11.4%
Real estate taxes	15,263	14,485	778	5.4%

Total property expenses	42,403	38,852	3,551	9.1%

Property operating income	91,661	92,140	(479)	-0.5%
Other interest income	18	924	(906)	-98.1%
Income from real estate partnerships	125	473	(348)	-73.6%
Interest expense	(25,299)	(30,209)	4,910	-16.3%
General and administrative expense	(5,844)	(5,749)	(95)	1.7%
Litigation provision	(60)	(330)	270	-81.8%
Depreciation and amortization	(29,591)	(28,410)	(1,181)	4.2%

Total other, net	(60,651)	(63,301)	2,650	-4.2%

Net income	31,010	28,839	2,171	7.5%
Net income attributable to noncontrolling interests	(1,370)	(1,406)	36	-2.6%

Net income attributable to the Trust	$29,640	$27,433	$2,207	8.0%

Property Revenues

Total property revenue increased $3.1 million, or 2.3%, to $134.1 million in the three months ended September 30, 2010 compared to $131.0 million in the three months ended September 30, 2009. The percentage occupied at our shopping centers increased slightly to 93.3% at September 30, 2010 compared to 93.1% at September 30, 2009. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $4.0 million, or 3.2%, to $130.1 million in the three months ended September 30, 2010 compared to $126.2 million in the three months ended September 30, 2009 due primarily to the following:

•	an increase of $3.3 million at same-center properties due primarily to increased cost reimbursements and higher rental rates on new and renewal leases,

•	an increase of $0.4 million at redevelopment properties due primarily to increased occupancy and rental rates on new leases and higher cost reimbursements, and

•	an increase of $0.2 million attributable to a property acquired in 2010.

Other Property Income

Other property income decreased $0.9 million, or 23.9%, to $2.8 million in the three months ended September 30, 2010 compared to $3.7 million in the three months ended September 30, 2009. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a decrease in lease termination fees at redevelopment properties.

Property Expenses

Total property expenses increased $3.6 million, or 9.1%, to $42.4 million in the three months ended September 30, 2010 compared to $38.9 million in the three months ended September 30, 2009. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $2.8 million, or 11.4%, to $27.1 million in the three months ended September 30, 2010 compared to $24.4 million in the three months ended September 30, 2009. This increase is primarily due to the following:

•	an increase of $1.3 million in repairs and maintenance at same-center and redevelopment properties,

•	an increase of $0.6 million in other operating costs at same-center properties due primarily to higher demolition costs, and

•	an increase of $0.3 million in utility expenses at same-center properties.

As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 20.4% in the three months ended September 30, 2010 from 18.8% in the three months ended September 30, 2009.

Real Estate Taxes

Real estate tax expense increased $0.8 million, or 5.4% to $15.3 million in the three months ended September 30, 2010 compared to $14.5 million in the three months ended September 30, 2009 due primarily to net higher tax assessments at same-center and redevelopment properties.

Property Operating Income

Property operating income decreased $0.5 million, or 0.5%, to $91.7 million in the three months ended September 30, 2010 compared to $92.1 million in the three months ended September 30, 2009. This decrease is primarily due to lower earnings at redevelopment properties primarily from lower lease termination fees.

Other

Other Interest Income

Other interest income decreased $0.9 million, or 98.1%, to less than $0.1 million in the three months ended September 30, 2010 compared to $0.9 million in the three months ended September 30, 2009. This decrease is due primarily to decreased short-term investing. During 2009, we invested the funds from our 2009 debt and equity transactions on a short-term basis in money market and other highly liquid investments.

Income from Real Estate Partnerships

Income from real estate partnerships decreased $0.3 million, or 73.6%, to $0.1 million for the three months ended September 30, 2010 compared to $0.5 million in the three months ended September 30, 2009. The decrease is due primarily to $0.2 million of acquisition related expenses from our Newbury Street Partnership.

Interest Expense

Interest expense decreased $4.9 million, or 16.3%, to $25.3 million in the three months ended September 30, 2010 compared to $30.2 million in the three months ended September 30, 2009. This decrease is due primarily to the following:

•	a decrease of $4.0 million due to lower borrowings,

•	a decrease of $0.5 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.4 million in capitalized interest.

Gross interest costs were $26.9 million and $31.4 million in the three months ended September 30, 2010 and 2009, respectively. Capitalized interest was $1.6 million and $1.2 million in the three months ended September 30, 2010 and 2009, respectively.

Litigation Provision

The litigation provision in the three months ended September 30, 2010 and 2009 is due to certain costs related to the litigation and appeal process over a parcel of land located adjacent to Santana Row. See Note 7 to the consolidated financial statements in this Form 10-Q for further discussion on the litigation.

Depreciation and Amortization

Depreciation and amortization expense increased $1.2 million, or 4.2%, to $29.6 million in the three months ended September 30, 2010 from $28.4 million in the three months ended September 30, 2009. This increase is due primarily to capital improvements at same-center and redevelopment properties and accelerated depreciation related to the change in use of certain redevelopment buildings.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

			Change
	2010	2009	Dollars	%
	(Dollar amounts in thousands)
Rental income	$391,892	$379,465	$12,427	3.3%
Other property income	11,245	9,258	1,987	21.5%
Mortgage interest income	3,232	3,683	(451)	-12.2%

Total property revenue	406,369	392,406	13,963	3.6%

Rental expenses	82,724	78,144	4,580	5.9%
Real estate taxes	45,272	43,138	2,134	4.9%

Total property expenses	127,996	121,282	6,714	5.5%

Property operating income	278,373	271,124	7,249	2.7%
Other interest income	233	1,274	(1,041)	-81.7%
Income from real estate partnerships	506	1,074	(568)	-52.9%
Interest expense	(76,679)	(79,622)	2,943	-3.7%
Early extinguishment of debt	(2,801)	(968)	(1,833)	189.4%
General and administrative expense	(17,062)	(16,170)	(892)	5.5%
Litigation provision	(347)	(21,087)	20,740	-98.4%
Depreciation and amortization	(89,701)	(86,635)	(3,066)	3.5%

Total other, net	(185,851)	(202,134)	16,283	-8.1%

Income from continuing operations	92,522	68,990	23,532	34.1%
Discontinued operations—income	—	218	(218)	-100.0%
Discontinued operations—gain on sale of real estate	1,000	1,298	(298)	-23.0%
Gain on sale of real estate	410	—	410	100.0%

Net income	93,932	70,506	23,426	33.2%
Net income attributable to noncontrolling interests	(3,958)	(4,172)	214	-5.1%

Net income attributable to the Trust	$89,974	$66,334	$23,640	35.6%

Property Revenues

Total property revenue increased $14.0 million, or 3.6%, to $406.4 million in the nine months ended September 30, 2010 compared to $392.4 million in the nine months ended September 30, 2009. The percentage occupied at our shopping centers increased slightly to 93.3% at September 30, 2010 compared to 93.1% at September 30, 2009. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $12.4 million, or 3.3%, to $391.9 million in the nine months ended September 30, 2010 compared to $379.5 million in the nine months ended September 30, 2009 due primarily to the following:

•

an increase of $10.6 million at same-center properties due primarily to increased cost reimbursements as a result of higher snow removal costs and real estate taxes, higher rental rates on new and renewal leases, and increased temporary tenant income,

•	an increase of $1.6 million at redevelopment properties due primarily to increased occupancy and rental rates on new leases and higher cost reimbursements, and

•	an increase of $0.2 million attributable to a property acquired in 2010.

Other Property Income

Other property income increased $2.0 million, or 21.5%, to $11.2 million in the nine months ended September 30, 2010 compared to $9.3 million in the nine months ended September 30, 2009. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at redevelopment and same-center properties.

Property Expenses

Total property expenses increased $6.7 million, or 5.5%, to $128.0 million in the nine months ended September 30, 2010 compared to $121.3 million in the nine months ended September 30, 2009. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $4.6 million, or 5.9%, to $82.7 million in the nine months ended September 30, 2010 compared to $78.1 million in the nine months ended September 30, 2009. This increase is due primarily to the following:

•	an increase of $3.4 million in repairs and maintenance primarily due to snow removal costs,

•	an increase of $1.0 million in other operating costs at same-center properties due primarily to higher demolition costs,

•	an increase of $0.3 million in payroll costs at same-center properties, and

•	an increase of $0.2 million in insurance costs at same-center properties,

partially offset by

•	a decrease of $0.6 million in bad debt expense.

As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased slightly to 20.5% in the nine months ended September 30, 2010 from 20.1% in the nine months ended September 30, 2009.

Real Estate Taxes

Real estate tax expense increased $2.1 million, or 4.9%, to $45.3 million in the nine months ended September 30, 2010 compared to $43.1 million in the nine months ended September 30, 2009 due primarily to net higher tax assessments at same-center and redevelopment properties.

Property Operating Income

Property operating income increased $7.2 million, or 2.7%, to $278.4 million in the nine months ended September 30, 2010 compared to $271.1 million in the nine months ended September 30, 2009. This increase is primarily due to growth in earnings at same-center and redevelopment properties.

Other

Other Interest Income

Other interest income decreased $1.0 million, or 81.7%, to $0.2 million in the nine months ended September 30, 2010 compared to $1.3 million in the nine months ended September 30, 2009. This decrease is due primarily to decreased short-term investing. During 2009, we invested the funds from our 2009 debt and equity transactions on a short-term basis in money market and other highly liquid investments.

Income from Real Estate Partnerships

Income from real estate partnerships decreased $0.6 million, or 52.9%, to $0.5 million for the nine months ended September 30, 2010 compared to $1.1 million in the nine months ended September 30, 2009. The decrease is due primarily to $0.4 million of formation and acquisition related expenses from our Newbury Street Partnership.

Interest Expense

Interest expense decreased $2.9 million, or 3.7%, to $76.7 million in the nine months ended September 30, 2010 compared to $79.6 million in the nine months ended September 30, 2009. This decrease is due primarily to the following:

•	a decrease of $5.6 million due to lower borrowings, and

•	an increase of $0.4 million in capitalized interest,

partially offset by

•	an increase of $3.0 million due to a higher overall weighted average borrowing rate.

Gross interest costs were $81.3 million and $83.8 million in the nine months ended September 30, 2010 and 2009, respectively. Capitalized interest was $4.6 million and $4.2 million in the nine months ended September 30, 2010 and 2009, respectively.

Early Extinguishment of Debt

The $2.8 million early extinguishment of debt expense in the nine months ended September 30, 2010 is due to the write-off of unamortized debt fees related to the $250.0 million payoff of the term loan prior to its maturity date. The $1.0 million early extinguishment of debt for the nine months ended September 30, 2009 is primarily related to a cash tender offer for $40.3 million of our 8.75% senior notes due December 1, 2009, which were purchased and retired at a 2% premium to par value.

General and Administrative Expense

General and administrative expense increased $0.9 million, or 5.5%, to $17.1 million in the nine months ended September 30, 2010 compared to $16.2 million in the nine months ended September 30, 2009. The increase is primarily due to higher legal fees, as a result of the litigation regarding certain rights to acquire the land under Pentagon Row further discussed in Note 7 to the consolidated financial statements in this Form 10-Q and higher personnel related costs partially offset by lower expensing of previously capitalized predevelopment costs.

Litigation Provision

The $0.3 million litigation provision in the nine months ended September 30, 2010 is due to certain costs related to the litigation and appeal process over a parcel of land located adjacent to Santana Row. The $21.1 million litigation provision in the nine months ended September 30, 2009 relates to increasing the accrual as well as costs related to the litigation and appeal process for such litigation matter. See Note 7 to the consolidated financial statements in this Form 10-Q for further discussion on the litigation.

Depreciation and Amortization

Depreciation and amortization expense increased $3.1 million, or 3.5%, to $89.7 million in the nine months ended September 30, 2010 from $86.6 million in the nine months ended September 30, 2009. This increase is due primarily to capital improvements at same-center and redevelopment properties and accelerated depreciation related to the change in use of certain redevelopment buildings.

Discontinued Operations—Income

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.2 million for the nine months ended September 30, 2009 primarily represents the operating income for the period during which we owned properties sold in 2009.

Discontinued Operations—Gain on Sale of Real Estate

The $1.0 million gain on sale of real estate from discontinued operations for the nine months ended September 30, 2010 relates to the final settlement reached with the contractors responsible for performing defective work in previous years related to the work done in connection with the sale of certain condominium units at Santana Row. The $1.3 million gain on sale of real estate from discontinued operations for the nine months ended September 30, 2009 consists primarily of $0.9 million in insurance proceeds received related to repairs we performed on certain condominium units at Santana Row as the result of defective work done by third party contractors in prior years and $0.4 million on the sale of our fee interest in a land parcel in White Marsh, Maryland, that was subject to a long-term ground lease.

Gain on Sale of Real Estate

The $0.4 million gain on sale of real estate in the nine months ended September 30, 2010 is due to condemnation proceeds, net of costs, at one of our Northern Virginia properties in order to expand a local road.

Recently Adopted/Issued Accounting Pronouncements

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

We adopted the standard effective January 1, 2010. The adoption did not have a material impact to our financial statements. The newly required balance sheet disclosures regarding assets and liabilities of a consolidated VIE have been parenthetically included in our balance sheet. These parenthetical amounts relate to Melville Mall in Huntington, New York, a shopping center and adjacent commercial building in Norwalk, Connecticut, which is further discussed in Note 3 to the consolidated financial statements in this Form 10-Q, and Huntington Square in East Northport, New York, which is further discussed in Note 2 to the consolidated financial statements in this Form 10-Q.

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

In July 2010, the FASB issued a new accounting standard that requires enhanced disclosures about financing receivables, including the allowance for credit losses, credit quality, and impaired loans. This standard is effective for fiscal years ending after December 15, 2010. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

We intend to operate with and maintain a conservative capital structure that will allow us to maintain strong debt service coverage and fixed-charge coverage ratios as part of our commitment to investment-grade debt ratings. In the short and long term, we may seek to obtain funds through the issuance of additional equity, unsecured and/or secured debt financings, joint venture relationships relating to existing properties or new acquisitions, and property dispositions that are consistent with this conservative structure. In March 2010, we took advantage of lower long-term interest rates and issued $150 million of 10-year senior notes at a 5.90% interest rate. Using funds from the senior note offering as well as cash on hand, we repaid the outstanding $250 million balance on our term loan in advance of it maturing in July 2011. Cash and cash equivalents decreased $126.2 million to $9.2 million at September 30, 2010 due primarily to the debt transactions discussed above and capital investments during 2010; however, cash and cash equivalents are not a good indicator of our liquidity. We have a $300 million unsecured revolving credit facility that matures July 27, 2011, of which we had a $27 million outstanding balance at September 30, 2010. At September 30, 2010, we also have no scheduled debt maturities until 2011. We currently believe that cash flows from operations, cash on hand and our revolving credit facility will be sufficient to finance our operations and fund our capital expenditures. While our revolving credit facility matures in July 2011, we anticipate being able to obtain at least similar levels of commitments under a new credit facility.

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

In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash provided by operating activities	$179,685	$194,204
Cash used in investing activities	(111,305)	(80,342)
Cash (used in) provided by financing activities	(194,595)	279,343

(Decrease) increase in cash and cash equivalents	(126,215)	393,205
Cash and cash equivalents, beginning of year	135,389	15,223

Cash and cash equivalents, end of period	$9,174	$408,428

Net cash provided by operating activities decreased $14.5 million to $179.7 million during the nine months ended September 30, 2010 from $194.2 million during the nine months ended September 30, 2009. The decrease was primarily attributable to timing of interest payments on our senior notes and term loan as a result of changes in the debt outstanding in 2009 and 2010, higher unbilled accounts receivable as a result of significant increases in snow removal costs in 2010, timing of payments related to operating expenses, and timing of cash receipts related to recoverable expense billings.

Net cash used in investing activities increased $31.0 million to $111.3 million during the nine months ended September 30, 2010 from $80.3 million during the nine months ended September 30, 2009. The increase was primarily attributable to:

•	$17.6 million acquisition of Huntington Square,

•	$16.7 million investment in the Newbury Street Partnership, and

•	$10.5 million acquisition of a first mortgage loan in March 2010,

partially offset by

•	$17.7 million decrease in capital investments.

Net cash used in financing activities increased $473.9 million to $194.6 million during the nine months ended September 30, 2010 from $279.3 million provided during the nine months ended September 30, 2009. The increase was primarily attributable to:

•

$516.7 million decrease in net proceeds from the issuance of mortgages, capital leases and notes payable due primarily to the 2009 issuance of our $372 million term loan and $163.1 million in new mortgage loans,

•	$107.7 million decrease in net proceeds from the issuance of common shares due primarily to the 2009 issuance of 2.0 million shares in August 2009,

•

$46.9 million increase in repayment of mortgages, capital leases and notes payable due substantially to the $250 million payoff of our term loan in 2010 partially offset by the payoff of our $200 million term loan in May 2009, and

•

$6.2 million increase in dividends paid to common and preferred shareholders due to an increase in the dividend rate as well as an increase in the number of shares outstanding primarily as a result of the August 2009 issuance of 2.0 million shares, partially offset by

•	$150.1 million decrease in net repayments on our revolving credit facility, and

•	$52.3 million decrease in repayment of senior notes as a portion of our 8.75% senior notes due December 1, 2009, were repaid in the first and second quarter of 2009.

Off-Balance Sheet Arrangements

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2010, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. At September 30, 2010, the Partnership had approximately $57.6 million of mortgages payable outstanding; our investment in the Partnership was $35.6 million.

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture limited partnership with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), which plans to acquire, operate and redevelop up to $200 million in properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. The entity is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. The buy-sell can be exercised only in certain circumstances through May 2014 and may be initiated by either party at anytime thereafter which could result in either the sale of our interest or the use of available cash or borrowings to acquire Taurus’ interest. At September 30, 2010, we had invested approximately $16.7 million in Newbury Street Partnership including an $8.8 million mortgage loan.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of September 30, 2010:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2010	Stated Interest Rate as of September 30, 2010	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Federal Plaza	36,500	$32,059	6.75%	June 1, 2011
Tysons Station	7,000	5,761	7.40%	September 1, 2011
Courtyard Shops	Acquired	7,348	6.87%	July 1, 2012
Bethesda Row	Acquired	19,994	5.37%	January 1, 2013
Bethesda Row	Acquired	4,199	5.05%	February 1, 2013
White Marsh Plaza (2)	Acquired	9,651	6.04%	April 1, 2013
Crow Canyon	Acquired	20,503	5.40%	August 11, 2013
Idylwood Plaza	16,910	16,608	7.50%	June 5, 2014
Leesburg Plaza	29,423	28,898	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	37,368	7.50%	June 5, 2014
Pentagon Row	54,619	53,643	7.50%	June 5, 2014
Melville Mall (3)	Acquired	23,254	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	58,093	5.46%	January 1, 2015
Barracks Road	44,300	40,053	7.95%	November 1, 2015
Hauppauge	16,700	15,099	7.95%	November 1, 2015
Lawrence Park	31,400	28,390	7.95%	November 1, 2015
Wildwood	27,600	24,954	7.95%	November 1, 2015
Wynnewood	32,000	28,932	7.95%	November 1, 2015
Brick Plaza	33,000	29,589	7.42%	November 1, 2015
Rollingwood Apartments	24,050	23,648	5.54%	May 1, 2019
Shoppers’ World	Acquired	5,628	5.91%	January 31, 2021
Mount Vernon (4)	13,250	11,029	5.66%	April 15, 2028
Chelsea	Acquired	7,833	5.36%	January 15, 2031

Subtotal		532,534
Net unamortized discount		(445)

Total mortgages payable		532,089

Notes payable
Unsecured fixed rate
Various (5)	15,308	11,540	3.61%	Various thru 2013
Unsecured variable rate
Revolving credit facility (6)	300,000	27,000	LIBOR + 0.425%	July 27, 2011
Escondido (Municipal bonds) (7)	9,400	9,400	0.39%	October 1, 2016

Total notes payable		47,940

Senior notes and debentures
Unsecured fixed rate
4.50% notes	75,000	75,000	4.50%	February 15, 2011
6.00% notes	175,000	175,000	6.00%	July 15, 2012
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027

Subtotal		1,079,200
Net unamortized premium		654

Total senior notes and debentures		1,079,854

Capital lease obligations
Various		61,306	Various	Various through 2106

Total debt and capital lease obligations		$1,721,189

1)	Mortgages payable do not include our 30% share ($17.3 million) of the $57.6 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners. It also excludes the $8.8 million mortgage loan on our Newbury Street Partnership for which we are the lender.
2)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.4 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.
3)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control the activities that most significantly impact this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.
4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
5)	The interest rate of 3.61% represents the weighted average interest rate for three unsecured fixed rate notes payable. These notes mature between April 1, 2012 and January 31, 2013.
6)	The maximum amount drawn under our revolving credit facility during the three and nine months ended September 30, 2010 was $42.0 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 0.73% for the three and nine months ended September 30, 2010.
7)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2010, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.

The following is a summary of our scheduled principal repayments as of September 30, 2010:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
Remainder of 2010	$63		$2,359	$339	$2,761
2011	102,720	(1)	47,571	1,399	151,690
2012	185,727		17,380	1,500	204,607
2013	135,030		72,107	1,609	208,746
2014	150,000		156,364	1,725	308,089
Thereafter	553,600		236,753	54,734	845,087

	$1,127,140		$532,534	$61,306	$1,720,980	(2)

1)	Our $300 million revolving credit facility matures on July 27, 2011. As of September 30, 2010, there was $27 million drawn under this credit facility.
2)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of September 30, 2010.

Interest Rate Hedging

We had no hedging instruments outstanding during the three and nine months ended September 30, 2010. We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

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

Included below is a reconciliation of net income to FFO available for common shareholders as well as FFO available to common shareholders excluding the litigation provision. As further discussed in Note 7 to the consolidated financial statements, net income includes certain charges related to the litigation and appeal process over a parcel of land adjacent to Santana Row; net income for the nine months ended September 30, 2009 also includes a $20.6 million charge for increasing the accrual for such litigation matter. Management believes FFO excluding this litigation provision provides a more meaningful evaluation of operations; while litigation is not unusual, we believe the premise of the underlying litigation matter (see Note 7 for discussion) warrants presentation of FFO excluding the related charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net income	$31,010	$28,839	$93,932	$70,506
Net income attributable to noncontrolling interests	(1,370)	(1,406)	(3,958)	(4,172)
Gain on sale of real estate	—	—	(1,410)	(1,298)
Depreciation and amortization of real estate assets	26,491	25,682	80,375	77,681
Amortization of initial direct costs of leases	2,429	2,196	7,226	7,378
Depreciation of joint venture real estate assets	368	355	1,064	1,046

Funds from operations	58,928	55,666	177,229	151,141
Dividends on preferred shares	(136)	(136)	(406)	(406)
Income attributable to operating partnership units	247	245	736	729
Income attributable to unvested shares	(197)	(180)	(590)	(494)

Funds from operations available for common shareholders	$58,842	$55,595	$176,969	$150,970
Litigation provision, net of allocation to unvested shares	59	329	346	21,018

Funds from operations available for common shareholders excluding litigation provision	$58,901	$55,924	$177,315	$171,988

Weighted average number of common shares, diluted (1)	61,729	60,511	61,667	59,759

Funds from operations available for common shareholders, per diluted share	$0.95	$0.92	$2.87	$2.53
Litigation provision per diluted share	—	—	0.01	0.35

Funds from operations available for common shareholders excluding litigation provision, per diluted share	$0.95	$0.92	$2.88	$2.88

(1)	For the three and nine months ended September 30, 2010 and 2009, the weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2010, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2010, we had $1.7 billion of fixed-rate debt outstanding. If market interest rates on our fixed-rate debt instruments at September 30, 2010 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $71.9 million. If market interest rates on our fixed-rate debt instruments at September 30, 2010 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $76.8 million.

Variable Interest Rate Debt

Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2010, we had $36.4 million of variable rate debt outstanding which consisted of $27 million outstanding on our revolving credit facility and $9.4 million of municipal bonds. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.4 million, and our net income and cash flows for the year would decrease by approximately $0.4 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.2 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Oral arguments on the appeal are scheduled for late 2010. The enforcement of the judgment has been stayed until completion of the appeals. Furthermore, we continue to believe that the “Final Proposal” which included express language that it was subject to formal documentation was not a binding contract and that we should have no liability whatsoever, and will vigorously defend our position as part of the appeal process.

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

FEDERAL REALTY INVESTMENT TRUST

November 3, 2010	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

November 3, 2010	/s/ Andrew P. Blocher
Andrew P. Blocher,
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated September 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated as of March 16, 2009, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.3 to the Trust’s Current Report on Form 8-K filed on March 19, 2009 (File No. 001-07533) and incorporated herein by reference)

4.6	Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1 /8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; and 5.95% Notes due 2014 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.3	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.4	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.5	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.6	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.7	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description

10.8	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.9	Severance Agreement dated March 1, 2002 between the Trust and Larry E. Finger (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-07533) and incorporated herein by reference)

10.10	Amendment to Severance Agreement between Federal Realty Investment Trust and Larry E. Finger dated February 16, 2005 (previously filed as Exhibit 10.19 to the 2004 Form 10-K and incorporated herein by reference)

10.11	Amendment to Stock Option Agreement dated August 15, 2002 between the Trust and Dawn M. Becker (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 1-075330 and incorporated herein by reference)

10.12	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s Registration Statement on Form S-8 (File No. 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.13	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.14	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

10.15	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.16	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.17	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.18	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.19	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.20	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.20 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-07533) (the “First Quarter 2010 Form 10-Q”) and incorporated herein by reference)

10.21	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.22	Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.23	Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.24	Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.25	Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.26	Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (previously filed as Exhibit 10.29 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.27	Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.28	Amendment to Change in Control Agreement between the Trust and Andrew P. Blocher dated January 1, 2009 (previously filed as Exhibit 10.31 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

Exhibit No.	Description

10.29	Amendment to Stock Option Agreements between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.32 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.30	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.31	Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.32	Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.33	Credit Agreement dated as of May 4, 2009, by and among the Trust, Wachovia Capital Markets LLC, PNC Capital Markets LLC, Wachovia Bank, National Association, PNC Bank, National Association and various other financial institutions (previously filed as Exhibit 10.36 to the First Quarter 2010 Form 10-Q and incorporated herein by reference)

10.34	2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.35	Amendment to 2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Proxy Supplement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.36	Restricted Share Award Agreement between the Trust and Donald C. Wood dated October 12, 2010 (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.