Form 10-K
period 2010-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2011-02-15
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

The aggregate market value of the Registrant’s common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant’s common shares on June 30, 2010 was $4.3 billion.

The number of Registrant’s common shares outstanding on February 9, 2011 was 61,537,817.

FEDERAL REALTY INVESTMENT TRUST

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2011 annual meeting of shareholders to be held in May 2011 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS

References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.

General

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2010, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 85 predominantly retail real estate projects comprising approximately 18.3 million square feet. In total, the real estate projects were 93.9% leased and 93.2% occupied at December 31, 2010. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2010. In total, the joint venture properties in which we own an interest were 91.0% leased and 90.4% occupied at December 31, 2010. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 43 consecutive years.

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

Business Objectives and Strategies

Our primary business objective is to own, manage, acquire and redevelop a portfolio of high quality retail properties that will:

•	protect investor capital;

•	provide increasing cash flow for distribution to shareholders;

•	generate higher internal growth than our peers; and

•	provide potential for capital appreciation.

Our traditional focus has been and remains on regional community and neighborhood shopping centers that generally are anchored by grocery stores. Late in 1994, recognizing a trend of increased consumer acceptance of retailer expansion to main streets, we expanded our investment strategy to include street retail and mixed-use properties. The mixed-use properties are typically centered around a retail component but may also include office, residential and/or hotel components.

Operating Strategies

Our core operating strategy is to actively manage our properties to maximize rents and maintain occupancy levels by attracting and retaining a strong and diverse base of tenants and replacing weaker, underperforming tenants with stronger ones. Our properties are generally located in some of the most densely populated and affluent areas of the country. These strong demographics help our tenants generate higher sales, which has enabled us to maintain higher occupancy rates, charge higher rental rates, and maintain steady rent growth, all of which increase the value of our portfolio. Our operating strategies also include:

•	increasing rental rates through the renewal of expiring leases or the leasing of space to new tenants at higher rental rates while limiting vacancy and down-time;

•	maintaining a diversified tenant base, thereby limiting exposure to any one tenant’s financial or operating difficulties;

•	monitoring the merchandising mix of our tenant base to achieve a balance of strong national and regional tenants with local specialty tenants;

•	minimizing overhead and operating costs;

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

•

acquiring quality retail properties and other quality properties that have a significant retail component located in densely populated or affluent areas where barriers to entry for further development are high, and that have possibilities for enhancing operating performance through renovation, expansion, reconfiguration and/or retenanting; and

•

developing the retail portions of mixed-use properties and developing or otherwise investing in other portions of mixed-use properties we already own in order to capitalize on the overall value created in the mixed-use properties.

Investment Criteria

When we evaluate potential redevelopment, retenanting, expansion, acquisition and development opportunities, we consider such factors as:

•	the expected returns in relation to our short and long-term cost of capital as well as the anticipated risk we will face in achieving the expected returns;

•	the anticipated growth rate of operating income generated by the property;

•	the tenant mix at the property, tenant sales performance and the creditworthiness of those tenants;

•	the geographic area in which the property is located, including the population density and household incomes, as well as the population and income trends in that geographic area;

•

competitive conditions in the vicinity of the property, including competition for tenants and the ability of others to create competing properties through redevelopment, new construction or renovation;

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

Financing Strategies

Our financing strategies are designed to enable us to maintain an investment grade balance sheet while retaining sufficient flexibility to fund our operating and investing activities in the most cost-efficient way possible. Our financing strategies include:

•	maintaining a prudent level of overall leverage and an appropriate pool of unencumbered properties that is sufficient to support our unsecured borrowings;

•	managing our exposure to variable-rate debt;

•	maintaining an available line of credit to fund operating and investing needs on a short-term basis;

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

•	utilizing the most advantageous long-term source of capital available to us to finance redevelopment and acquisition opportunities, which may include:

•	the sale of our equity or debt securities through public offerings or private placements,

•	the incurrence of indebtedness through unsecured or secured borrowings,

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

Employees

At February 9, 2011, we had 238 full-time employees and 123 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. In 2010, 2009, and 2008, our TRS incurred net income taxes/(refunds) of approximately $0.4 million, $0.5 million and $(0.8) million, respectively, primarily related to sales of condominiums at Santana Row and our investment in certain restaurant joint ventures at Santana Row.

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

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through the Investors section of our website at www.federalrealty.com as soon as reasonably practicable after we electronically file the material with, or furnish the material to, the Securities and Exchange Commission, or the SEC.

Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics applicable to our Chief Executive Officer and senior financial officers, Whistleblower Policy, organizational documents and the charters of our audit committee, compensation committee and nominating and corporate governance committee are all available in the Corporate Governance section of the Investors section of our website.

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

Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. The current economic conditions may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. We have seen some tenants experiencing declining sales, vacating early, failing to pay rent on a timely basis or filing for bankruptcy, as well as seeking rent relief from us as landlord. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.

Our net income depends on the success and continued presence of our “anchor” tenants.

Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. As a result of the current economic conditions, we have seen a decrease in the number of tenants available to fill anchor spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income.

We may be unable to collect balances due from tenants that file for bankruptcy protection.

If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-petition amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate our lease in which event we would have a general unsecured claim that would likely be for less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition and results of operation.

We may experience difficulty or delay in renewing leases or re-leasing space.

We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, whether by their terms, as a result of a tenant bankruptcy, general economic conditions or otherwise, leases for space in our properties may not be renewed, space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms which may include decreases in rental rates. As a result, our results of operations and our net income could be reduced.

The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.

As of December 31, 2010, we had approximately $1.8 billion of debt outstanding. Of that outstanding debt, approximately $506.7 million was secured by all or a portion of 21 of our real estate projects and approximately $59.9 million represented capital lease obligations on three of our properties. In addition, we own a 30% interest in a joint venture that had $57.6 million of debt secured by four properties as of December 31, 2010. Approximately $1.7 billion (95%) of our debt as of December 31, 2010, which includes all of our property secured debt and our capital lease obligations, is fixed rate debt. Our joint venture’s debt of $57.6 million is also fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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

Our revolving credit facility and certain series of notes include financial covenants that may limit our operating activities in the future. We are also required to comply with additional covenants that include, among other things, provisions:

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

As of December 31, 2010, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.

Our development activities have inherent risks.

The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. We generally do not intend to undertake on our own construction of any new large-scale mixed-use, ground-up development projects; however, we do intend to complete the development and construction of remaining phases of projects we already have started, such as Santana Row in San Jose, California and Assembly Row in Somerville, Massachusetts, as well as any future redevelopment of Mid-Pike Plaza in Rockville, Maryland. We may undertake development of these and other projects if it is justifiable on a risk-adjusted return basis. We may also choose to delay completion of a project if market conditions do not allow an appropriate return. If conditions arise and we are not able or decide not to complete a project or if the expected cash flows of our project do not exceed the book value, an impairment of the project may be required. If additional phases of any of our existing projects or if any new projects are not successful, it may adversely affect our financial condition and results of operations.

A key component of our development at Assembly Row is the development of public infrastructure. This includes the roads throughout the project as well as the building of a “T-Stop”, which is a stop on the greater Boston area’s subway system, adjacent to our property. While we will contribute significantly to the infrastructure development, we also expect to receive substantial public funding for the project. The final funding decision and amount, however, is out of our control and therefore, there can be no assurance that we will receive the public funding. If we do not receive adequate public funding or necessary government approval for a T-Stop at the property, the project may not provide a justifiable risk- adjusted return resulting in a temporary or permanent hold on the project and a write-off of a portion of the project.

In addition to the risks associated with real estate investment in general as described elsewhere, the risks associated with our remaining development activities include:

•	significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	failure or inability to obtain public funding from governmental agencies to fund infrastructure projects;

•	expenditure of money and time on projects that may never be completed;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction or operating costs, including labor and material costs; and

•

possible delay in completion of a project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).

Redevelopments and acquisitions may fail to perform as expected.

Our investment strategy includes the redevelopment and acquisition of community and neighborhood shopping centers and other properties in densely populated areas with high average household incomes and significant barriers to adding competitive retail supply. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

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

Our growth strategy is focused on the redevelopment of properties we already own and the acquisition of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are generally required to distribute to our shareholders at least 90% of our taxable income each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. Debt could include the sale of debt securities and mortgage loans from third parties. While we were able to consummate financings during 2009 and 2010, if economic conditions and conditions in the capital markets are not favorable at the time we need to raise capital, we may need to obtain capital on less favorable terms than in recent years for debt financings. Equity capital could include our common shares or preferred shares. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the economic environment, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.

Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt and preferred shares.

Of our approximately $1.8 billion of debt outstanding as of December 31, 2010, approximately $86.4 million bears interest at variable rates and was unhedged. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. Although we have in the past and may in the future enter into hedging arrangements or other transactions as to all or a portion of our variable rate debt to limit our exposure to rising interest rates, the amounts we are required to pay under the variable rate debt to which the hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.

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

As with other publicly traded securities, the market price of our debt and equity securities depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors include, among others:

•	general economic and financial market conditions;

•	level and trend of interest rates;

•	our ability to access the capital markets to raise additional capital;

•	the issuance of additional equity or debt securities;

•	changes in our funds from operations (“FFO”) or earnings estimates;

•	changes in our debt or analyst ratings;

•	our financial condition and performance;

•	market perception of our business compared to other REITs; and/or

•	market perception of REITs, in general, compared to other investment alternatives.

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

Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent our properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs. Additionally, new properties that we may acquire or redevelop may not produce any significant revenue immediately, and the cash flow from existing operations may be insufficient to pay the operating expenses and debt service associated with such new properties until they are fully occupied.

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

Real estate investments generally cannot be sold quickly. In addition, there are some limitations under federal income tax laws applicable to real estate and to REITs in particular that may limit our ability to sell our assets. We may not be able to alter our portfolio promptly in response to changes in economic or other conditions including being unable to sell a property at a return we believe is appropriate due to the economic environment. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations and make distributions to our shareholders.

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

The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could disrupt seriously our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Further, we may be unable to collect insurance proceeds if our insurers are unable to pay or contest a claim. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our shareholders.

We may have limited flexibility in dealing with our jointly owned investments.

Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2010, we held three predominantly retail real estate projects jointly with other persons in addition to our joint venture with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”), Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”) and properties owned in a “downREIT” structure. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2010, we held the managing general partnership or membership interest in all of our existing co-investments, except Newbury Street Partnership, we must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.

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

The terms of our partnership require that certain acquisition opportunities be presented first to the joint venture, which limits our ability to acquire properties for our own account which could, in turn, limit our ability to grow. Our joint venture with Clarion is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Our investment in this joint venture is also subject to the risks described above for jointly owned investments. As of December 31, 2010, this joint venture owned seven properties.

In addition, in May 2010, we formed Newbury Street Partnership, a joint venture limited partnership with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), which plans to acquire, operate and redevelop up to $200 million of properties located primarily in the Back Bay section of Boston, Massachusetts. We do not serve as general partner or manager for this joint venture; however, Taurus must obtain our consent for certain major decisions. Our joint venture with Taurus is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. The buy-sell can be exercised only in certain circumstances through May 2014 and may be initiated by either party at anytime thereafter, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Taurus’ interest. As of December 31, 2010, Newbury Street Partnership owned two mixed-use buildings on Newbury Street.

Environmental laws and regulations could reduce the value or profitability of our properties.

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to hazardous materials, environmental protection and human health and safety. Under various federal, state and local laws, ordinances and regulations, we and our tenants may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we or our tenants knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure to properly remediate contamination at any of our properties may adversely affect our ability to sell or lease those properties or to borrow funds by using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. We are not aware of any environmental condition with respect to any of our properties that management believes would have a material adverse effect on our business, assets or results of operations taken as a whole. The uses of any of our properties prior to our acquisition of the property and the building materials used at the property are among the property-specific factors that will affect how the environmental laws are applied to our properties. If we are subject to any material environmental liabilities, the liabilities could adversely affect our results of operations and our ability to meet our obligations.

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

If we do not maintain or increase the dividend on our common shares, it could have an adverse effect on the market price of our common shares and other securities. Any preferred shares we may offer in the future may have a fixed dividend rate that would not increase with any increases in the dividend rate of our common shares. Conversely, payment of dividends on our common shares may be subject to payment in full of the dividends on any preferred shares and payment of interest on any debt securities we may offer.

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

The current business plan adopted by our Board of Trustees focuses on our investment in quality retail based properties that are frequently neighborhood and community shopping centers, principally through redevelopments and acquisitions. If this business plan is not successful, it could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

General

As of December 31, 2010, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 85 predominantly retail real estate projects comprising approximately 18.3 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as California. No single property accounted for over 10% of our 2010 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.

Tenant Diversification

As of December 31, 2010, we had approximately 2,400 leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.6% of our annualized base rent as of December 31, 2010. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.

Geographic Diversification

Our 85 real estate projects are located in 13 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2010.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
Maryland	17	3,706,000	20.2%
Virginia	15	3,616,000	19.8%
California	12	2,497,000	13.7%
Pennsylvania(1)	11	2,405,000	13.1%
New Jersey	4	1,383,000	7.6%
Massachusetts	7	1,382,000	7.6%
New York	6	1,198,000	6.5%
Illinois	4	752,000	4.1%
Connecticut(1)	2	305,000	1.7%
Florida	2	308,000	1.7%
Michigan	1	217,000	1.2%
Texas	1	196,000	1.1%
District of Columbia	2	168,000	0.9%
North Carolina	1	153,000	0.8%

Total	85	18,286,000	100.0%

(1)	Additionally, we own two participating mortgages totaling approximately $29.4 million secured by multiple buildings in Manayunk, Pennsylvania, and $18.3 million of loans secured by two properties in Norwalk, Connecticut.

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

Commercial property leases generally range from 3 to 10 years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2010, represented approximately 4.1% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2010 for each of the 10 years beginning with 2011 and after 2020 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2010.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2011	1,412,000	8%	34,881,000	9%
2012	2,242,000	13%	50,088,000	13%
2013	2,070,000	12%	49,733,000	13%
2014	2,244,000	13%	51,217,000	13%
2015	1,789,000	11%	41,035,000	11%
2016	1,397,000	8%	34,708,000	9%
2017	1,125,000	7%	24,705,000	6%
2018	965,000	6%	19,015,000	5%
2019	718,000	4%	17,658,000	4%
2020	705,000	4%	19,185,000	5%
Thereafter	2,358,000	14%	45,448,000	12%

Total	17,025,000	100%	$387,673,000	100%

Retail and Residential Properties

The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2010. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
California
150 Post Street San Francisco, CA 94108	1908, 1965	1997	102,000	$42.36	100%	Brooks Brothers H & M
Colorado Blvd Pasadena, CA(3)	1905-1988	1996/1998	69,000	$37.58	99%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA(3)(12)	1980-2006	2005/2007	242,000	$19.02	89%	Lucky Loehmann’s Rite Aid
Escondido Promenade Escondido, CA 92029(4)(13)	1987	1996/2010	222,000	$23.76	98%	Toys R Us TJ Maxx
Fifth Avenue San Diego, CA	1888-1995	1996-1997	51,000	$27.46	93%	Urban Outfitters
Hermosa Avenue Hermosa Beach, CA	1922	1997	23,000	$31.59	100%
Hollywood Blvd Hollywood, CA(5)	1921-1991	1999	153,000	$21.90	75%	DSW L.A. Fitness Fresh & Easy
Kings Court Los Gatos, CA 95032(3)(6)	1960	1998	79,000	$28.43	97%	Lunardi’s Supermarket CVS
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	95,000	$30.04	97%	Borders Books Gap Kids Banana Republic
Santana Row—Retail San Jose, CA 95128	2002, 2009	1997	608,000	$44.31	99%	Crate & Barrel Borders Books Container Store Best Buy CineArts Theatre Hotel Valencia
Santana Row—Residential San Jose, CA 95128	2003-2006	1997	295 units	N/A	96%
Third Street Promenade Santa Monica, CA	1888-2000	1996-2000	209,000	$61.59	97%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate San Jose, CA	1960-1966	2004	644,000	$12.96	95%	Safeway Target Burlington Coat Factory Barnes & Noble Ross Dress For Less Michaels
Connecticut
Bristol Bristol, CT 06010	1959	1995	269,000	$12.24	94%	Stop & Shop TJ Maxx
Greenwich Avenue Greenwich Avenue, CT	1993	1995	36,000	$53.00	100%	Saks Fifth Avenue

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$33.15	100%	Maggiano’s Borders Books
Sam’s Park & Shop Washington, DC 20008	1930	1995	49,000	$38.41	100%	Petco
Florida
Courtyard Shops Wellington, FL 33414(12)	1990, 1998	2008	130,000	$19.28	88%	Publix
Del Mar Village Boca Raton, FL 33433	1982, 1984 & 2007	2008	178,000	$17.24	90%	Winn Dixie CVS
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$17.46	95%	Golfsmith Guitar Center LA Fitness
Finley Square Downers Grove, IL 60515	1974	1995	315,000	$10.58	99%	Bed, Bath & Beyond Petsmart Buy Buy Baby
Garden Market Western Springs, IL 60558	1958	1994	140,000	$12.50	95%	Dominick’s Walgreens
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	$12.19	89%	Dominick’s
Maryland
Bethesda Row Bethesda, MD 20814(3)(12)	1945-1991 2001	1993/2006 2008/2010	521,000	$43.21	96%	Apple Computer Barnes & Noble Giant Food Landmark Theater
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	96%
Congressional Plaza Rockville, MD 20852(8)	1965	1965	332,000	$31.88	100%	Buy Buy Baby Whole Foods Container Store
Congressional Plaza Residential Rockville, MD 20852(8)	2003	1965	146 units	N/A	92%
Courthouse Center Rockville, MD 20852	1975	1997	36,000	$17.67	93%
Federal Plaza Rockville, MD 20852(12)	1970	1989	248,000	$32.00	87%	Micro Center Ross Dress For Less TJ Maxx Trader Joe’s
Free State Shopping Center Bowie, MD 20715(10)	1970	2007	279,000	$15.21	88%	Giant Food TJ Maxx Ross Dress For Less Office Depot
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	209,000	$25.10	79%	Bed, Bath & Beyond Ross Dress For Less
Governor Plaza Glen Burnie, MD 21961	1963	1985	268,000	$17.17	87%	Bally Total Fitness Aldi Dick’s Sporting Goods
Laurel Centre Laurel, MD 20707	1956	1986	388,000	$18.35	85%	Giant Food Marshalls
Mid-Pike Plaza Rockville, MD 20852	1963	1982/2007	309,000	$27.12	73%	Bally Total Fitness Toys R Us A.C. Moore

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Perring Plaza Baltimore, MD 21134	1963	1985	401,000	$12.42	98%	Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Plaza Del Mercado Silver Spring, MD 20906(10)(12)	1969	2004	96,000	$19.64	93%	Giant Food CVS
Quince Orchard Gaithersburg, MD 20877(3)	1975	1993	248,000	$20.07	63%	Magruders Staples
Rockville Town Square Rockville, MD 20852	2006-2007	2006-2007	182,000	$33.13	78%	CVS Gold’s Gym
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings(12)	1960	1971	282 units	N/A	97%
THE AVENUE at White Marsh Baltimore, MD 21236(9)(12)	1997	2007	298,000	$21.14	100%	AMC Loews Old Navy Barnes & Noble A.C. Moore
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	52,000	$37.54	100%
White Marsh Other Baltimore, MD 21236	1985	2007	49,000	$28.05	100%
White Marsh Plaza Baltimore, MD 21236(12)	1987	2007	80,000	$20.12	100%	Giant Food
Wildwood Bethesda, MD 20814(12)	1958	1969	85,000	$82.52	97%	CVS Balducci’s
Massachusetts
Assembly Square Marketplace/Assembly Row Somerville, MA 02145	2005	2005-2010	332,000	$16.42	100%	Bed, Bath & Beyond Christmas Tree Shops Kmart Staples TJ Maxx A.C. Moore Sports Authority
Atlantic Plaza North Reading, MA 01864(10)(12)	1960	2004	123,000	$17.05	87%	Stop & Shop Sears
Campus Plaza Bridgewater, MA 02324(10)	1970	2004	117,000	$12.74	94%	Roche Brothers Burlington Coat Factory
Chelsea Commons Chelsea, MA 02150(12)	1962-1969, 2008	2006-2008	222,000	$10.71	100%	Sav-A-Lot Home Depot Planet Fitness
Dedham Dedham, MA 02026	1959	1993	243,000	$15.79	93%	Star Market
Linden Square Wellesley, MA 02481	1960, 2008	2006	218,000	$40.13	92%	Roche Brothers Supermarket CVS
Newbury Street Boston, MA 02116(10)	1877-1929	2010	32,000	$80.37	55%	Pierre Deux Jonathan Adler
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$13.80	100%	Stop & Shop
Pleasant Shops Weymouth, MA 02190(10)	1974	2004	129,000	$13.60	94%	Foodmaster Marshalls
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$15.11	100%	TJ Maxx Hannaford
Saugus Plaza Saugus, MA 01906	1976	1996	170,000	$10.81	94%	Kmart Super Stop & Shop

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$11.73	99%	Bed, Bath & Beyond Best Buy Kroger DSW
North Carolina
Eastgate Chapel Hill, NC 27514	1963	1986	153,000	$20.68	100%	Stein Mart Trader Joe’s
New Jersey
Brick Plaza Brick Township, NJ 08723(3)(12)	1958	1989	409,000	$15.05	95%	A&P Supermarket Barnes & Noble AMC Loews Sports Authority
Ellisburg Circle Cherry Hill, NJ 08034	1959	1992	267,000	$14.83	94%	Genuardi’s Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(3)(7)	1975	2003	500,000	$20.30	100%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite
Troy Parsippany-Troy, NJ 07054	1966	1980	207,000	$20.24	100%	Pathmark L.A. Fitness
New York
Forest Hills Forest Hills, NY	1937-1987	1997	46,000	$20.04	96%	Midway Theatre
Fresh Meadows Queens, NY 11365	1949	1997	405,000	$25.16	98%	AMC Loews Kohl’s
Greenlawn Plaza Greenlawn, NY 11743(10)(12)	1975, 2004	2006	106,000	$16.00	99%	Waldbaum’s Tuesday Morning
Hauppauge Hauppauge, NY 11788(12)	1963	1998	133,000	$24.39	100%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007	292,000	$20.94	99%	Barnes & Noble Bed, Bath & Beyond Buy Buy Baby Toys R Us Michaels
Huntington Square East Northport, NY 11731(3)	1980, 2007	2010	74,000	$24.98	89%	Barnes & Noble
Melville Mall Huntington, NY 11747(11)(12)	1974	2006	248,000	$17.98	100%	Waldbaum’s Marshalls Kohl’s
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	267,000	$14.05	95%	Acme Markets Kohl’s Staples L.A. Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	282,000	$17.26	99%	Acme Markets Lord & Taylor L.A. Fitness

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Feasterville Feasterville, PA 19047	1958	1980	111,000	$13.81	100%	Giant Food OfficeMax
Flourtown Flourtown, PA 19031	1957	1980	166,000	$22.44	48%	Genuardi’s
Lancaster Lancaster, PA 17601(7)	1958	1980	126,000	$17.64	94%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	219,000	$14.76	96%	Marshalls Redner’s Warehouse Market
Lawrence Park Broomall, PA 19008(12)	1972	1980	353,000	$18.37	98%	Acme Markets TJ Maxx CHI HomeGoods
Northeast Philadelphia, PA 19114	1959	1983	284,000	$11.30	89%	Burlington Coat Factory Marshalls
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$9.09	86%	Giant Food Rite Aid
Willow Grove Willow Grove, PA 19090	1953	1984	216,000	$19.21	90%	Barnes & Noble HomeGoods Marshalls
Wynnewood Wynnewood, PA 19096(12)	1948	1996	257,000	$24.74	96%	Bed, Bath & Beyond Borders Books Genuardi’s Old Navy
Texas
Houston Street San Antonio, TX	1890-1935	1998	196,000	$22.44	83%	Hotel Valencia Walgreens
Virginia
Barcroft Plaza Falls Church, VA 22041(10)(12)	1963, 1972 & 1990	2006-2007	101,000	$22.48	88%	Harris Teeter Bank of America
Barracks Road Charlottesville, VA 22905(12)	1958	1985	486,000	$21.44	99%	Anthropologie Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy Michaels Ulta
Falls Plaza/Falls Plaza—East Falls Church, VA 22046	1960-1962	1967/1972	144,000	$29.82	100%	Giant Food CVS Staples
Idylwood Plaza Falls Church, VA 22030(12)	1991	1994	73,000	$41.81	100%	Whole Foods
Leesburg Plaza Leesburg, VA 20176(6)(12)	1967	1998	236,000	$22.14	95%	Giant Food Pier 1 Imports Office Depot Petsmart
Loehmann’s Plaza Fairfax, VA 22042(12)	1971	1983	268,000	$26.20	96%	Bally Total Fitness Giant Food Loehmann’s Dress Shop

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(3)(6)(12)	1966-1974	2003/2006	565,000	$15.32	95%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels Home Depot TJ Maxx Gold’s Gym
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$33.35	97%	Whole Foods Walgreens
Pan Am Fairfax, VA 22031	1979	1993	227,000	$18.41	100%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202(12)	2001-2002	1998/2010	296,000	$33.69	99%	Harris Teeter Bed, Bath & Beyond Bally Total Fitness DSW
Pike 7 Plaza Vienna, VA 22180(6)	1968	1997	164,000	$38.11	100%	DSW Staples TJ Maxx
Shoppers’ World Charlottesville, VA 22091(12)	1975-2001	2007	169,000	$11.92	94%	Whole Foods Staples
Shops at Willow Lawn Richmond, VA 23230	1957	1983	480,000	$16.02	88%	Kroger Old Navy Ross Dress For Less Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$24.04	91%	Talbots
Tyson’s Station Falls Church, VA 22043(12)	1954	1978	49,000	$39.43	100%	Trader Joe’s
Village at Shirlington Arlington, VA 22206(7)	1940, 2006-2009	1995	255,000	$33.22	98%	AMC Loews Carlyle Grand Café Harris Teeter

Total All Regions—Retail(14)			18,286,000	$22.77	94%
Total All Regions—Residential			903 units		95%

(1)	Represents the physical square footage of the commercial portion of the property, which may differ from the gross leasable square footage used to express percentage leased. Some of our properties include office space which is included in this square footage but is not material in total.
(2)	Retail percentage leased is expressed as a percentage of rentable commercial square feet occupied or subject to a lease under which rent is currently payable and includes square feet covered by leases for stores not yet opened. Residential percentage leased is expressed as a percentage of units occupied or subject to a lease.
(3)	All or a portion of this property is owned pursuant to a ground lease.
(4)	We own the controlling interest in this center.
(5)	We own a 90% general and limited partnership interests in these buildings.
(6)	We own this property in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.
(7)	All or a portion of this property is subject to a capital lease obligation.
(8)	We own a 64.1% membership interest in this property.
(9)	50% of the ownership of this property is in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.
(10)	Properties acquired through the Taurus Newbury Street JV II Limited Partnership or a joint venture arrangement with affiliates of a discretionary fund created and advised by ING Clarion Partners.
(11)	The Trust controls Melville Mall through a 20 year master lease and secondary financing to the owner. Because the Trust controls the activities that most significantly impact this property and retains substantially all of the economic benefit and risk associated with it, we consolidate this property and its operations.

(12)	All or a portion of this property is encumbered by a mortgage loan.
(13)	On November 10, 2010, we acquired an adjacent site to this property which totaled approximately 75,000 square feet, and we are in the process of preparing the space for lease.
(14)	Aggregate information is calculated on a GLA weighted-average basis, excluding properties acquired through the Taurus Newbury Street JV II Limited Partnership and a joint venture arrangement with affiliates of a discretionary fund created and advised by ING Clarion Partners.

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

A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest. Accordingly, considering all the information available to us when we filed our March 31, 2009 Form 10-Q, our best estimate of damages, interest, and other costs was $21.4 million resulting in an increase in our accrual for this matter of $20.6 million. In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit and in July 2009, we and the plaintiff both filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. In December 2009, the plaintiff filed an “appellee’s principal and response brief” providing additional information regarding the issues the plaintiff is appealing. Given the additional information regarding the appeal, we lowered our accrual to $16.4 million in the fourth quarter 2009, which reflected our best estimate of the litigation liability. Oral arguments on the appeal were heard in December 2010. A final ruling on the appeal was issued in February 2011 which rejected both appeals and consequently, affirmed the final judgment against us. Therefore, in December 2010, we adjusted our accrual to $16.2 million which reflects the amount we expect to pay in first quarter 2011.

The net change in our accrual in 2010 and 2009 is included in “litigation provision” in our consolidated statements of operations. The litigation accrual of $16.2 million and $16.4 million at December 31, 2010 and 2009, respectively, is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheets. During 2010 and 2009, we incurred additional legal and other costs related to this lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statements of operations.

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on the New York Stock Exchange under the symbol “FRT.” Listed below are the high and low closing prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

	Price Per Share		Dividends Declared Per Share
	High	Low
2010
Fourth quarter	$84.32	$74.87	$0.670
Third quarter	$83.32	$68.91	$0.670
Second quarter	$79.52	$68.35	$0.660
First quarter	$74.11	$63.07	$0.660
2009
Fourth quarter	$70.49	$57.49	$0.660
Third quarter	$66.03	$48.24	$0.660
Second quarter	$59.28	$45.51	$0.650
First quarter	$60.31	$38.82	$0.650

On February 9, 2011, there were 3,666 holders of record of our common shares.

Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.

Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 43 consecutive years.

Our total annual dividends paid per common share for 2010 and 2009 were $2.65 per share and $2.61 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2011 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2010	2009
Ordinary dividend	$2.519	$2.377
Ordinary dividend eligible for 15% tax rate	0.025	0.024
Return of capital	0.106	0.183
Capital gain	—	0.026

	$2.650	$2.610

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

Recent Sales of Unregistered Shares

Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. On October 8, 2010 and November 16, 2010, we redeemed 3,473 operating partnership units each for the equivalent number of our common shares. All other equity securities sold by us during 2010 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No equity securities were purchased by us during 2010. However, 495 restricted common shares were forfeited by former employees.

ITEM 6.    SELECTED FINANCIAL DATA

The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended December 31, 2006 through 2009 have been reclassified to conform to the 2010 presentation.

	Year Ended December 31,
	2010		2009		2008		2007		2006
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$525,528		$512,725		$501,055		$464,884		$413,719
Property operating income(1)	$374,532		$363,782		$354,731		$336,434		$301,229
Income from continuing operations	$127,107		$102,379		$120,616		$99,430		$94,276
Gain on sale of real estate	$1,410		$1,298		$12,572		$94,768		$23,956
Net income	$128,237		$103,872		$135,153		$201,127		$123,065
Net income attributable to the Trust	$122,790		$98,304		$129,787		$195,537		$118,712
Net income available for common shareholders	$122,249		$97,763		$129,246		$195,095		$103,514
Net cash provided by operating activities	$256,735		$256,765		$228,285		$214,209		$186,654
Net cash used in investing activities	$(187,088)		$(127,341)		$(207,567)		$(151,439)		$(317,429)
Net cash (used in) provided by financing activities	$(189,239)		$(9,258)		$(56,186)		$(23,574)		$133,631
Dividends declared on common shares	$163,382		$157,638		$148,444		$135,102		$133,066
Weighted average number of common shares outstanding:
Basic	61,182		59,704		58,665		56,108		53,469
Diluted	61,324		59,830		58,889		56,473		53,858
Earnings per common share, basic:
Continuing operations	$1.97		$1.60		$1.94		$1.66		$1.39
Discontinued operations	0.01		0.03		0.25		1.81		0.40
Gain on sale of real estate	0.01		—		—		—		0.14

Total	$1.99		$1.63		$2.19		$3.47		$1.93

Earnings per common share, diluted:
Continuing operations	$1.96		$1.60		$1.94		$1.65		$1.38
Discontinued operations	0.01		0.03		0.25		1.80		0.39
Gain on sale of real estate	0.01		—		—		—		0.14

Total	$1.98		$1.63		$2.19		$3.45		$1.91

Dividends declared per common share(2)	$2.66		$2.62		$2.52		$2.37		$2.46

Other Data:
Funds from operations available to common shareholders(3)(4)(5)	$239,210		$211,065		$228,397		$206,037		$176,419
EBITDA(4)(6)	$352,481		$328,491		$344,465		$423,150		$321,136
Adjusted EBITDA(4)(6)	$351,071		$327,193		$331,893		$328,382		$297,180
Ratio of EBITDA to combined fixed charges and preferred share dividends(4)(6)(7)	3.1	x	2.8	x	3.2	x	3.3	x	2.6	x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(4)(6)(7)	3.1	x	2.7	x	3.1	x	2.6	x	2.4	x

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Balance Sheet Data:
Real estate, at cost	$3,895,942	$3,759,234	$3,673,685	$3,452,847	$3,204,258
Total assets	$3,159,553	$3,222,309	$3,092,776	$2,989,297	$2,688,606
Mortgages payable and capital lease obligations	$589,441	$601,884	$452,810	$450,084	$460,398
Notes payable	$97,881	$261,745	$336,391	$210,820	$109,024
Senior notes and debentures	$1,079,827	$930,219	$956,584	$977,556	$1,127,508
Preferred shares	$9,997	$9,997	$9,997	$9,997	$—
Shareholders’ equity	$1,181,130	$1,209,063	$1,146,954	$1,146,450	$806,269
Number of common shares outstanding	61,526	61,242	58,986	58,646	55,321

(1)	Property operating income is a non-GAAP measure that consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. This measure is used internally to evaluate the performance of property operations and we consider it to be a significant measure. Property operating income should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP.
(2)	The 2006 dividends declared per common share include a special dividend of $0.20 resulting from the sales of condominiums at Santana Row.
(3)	FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performances. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with U.S. GAAP, plus depreciation and amortization of real estate assets and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income.

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

The reconciliation of net income to funds from operations available for common shareholders is as follows:

	2010	2009	2008	2007	2006
	(In thousands)
Net income	$128,237	$103,872	$135,153	$201,127	$123,065
Net income attributable to noncontrolling interests	(5,447)	(5,568)	(5,366)	(5,590)	(4,353)
Gain on sale of real estate	(1,410)	(1,298)	(12,572)	(94,768)	(23,956)
Depreciation and amortization of real estate assets	107,187	103,104	101,450	95,565	88,649
Amortization of initial direct costs of leases	9,552	9,821	8,771	8,473	7,390
Depreciation of joint venture real estate assets	1,499	1,388	1,331	1,241	768

Funds from operations	239,618	211,319	228,767	206,048	191,563
Dividends on preferred shares	(541)	(541)	(541)	(442)	(10,423)
Income attributable to operating partnership units	980	974	950	1,156	748
Preferred share redemption costs	—	—	—	—	(4,775)
Income attributable to unvested shares	(847)	(687)	(779)	(725)	(694)

Funds from operations available for common shareholders	$239,210	$211,065	$228,397	$206,037	$176,419

(4)	Includes a charge of $0.3 million and $16.4 million in 2010 and 2009, respectively, for adjusting the accrual for litigation regarding a parcel of land located adjacent to Santana Row as well as other costs related to the litigation and appeal process. The matter is further discussed in Note 8 to the consolidated financial statements.

(5)	Includes a charge of $1.6 million in 2008 related to the settlement of a litigation matter relating to a shopping center in New Jersey. The matter is further discussed in Note 8 to the consolidated financial statements.
(6)	The SEC has stated that EBITDA is a non-GAAP measure as calculated in the table below. Adjusted EBITDA is a non-GAAP measure that means net income or loss plus net interest expense, income taxes, depreciation and amortization, gain or loss on sale of real estate and impairments of real estate if any. Adjusted EBITDA is presented because it approximates a key performance measure in our debt covenants, but it should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.

The reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented is as follows:

	2010	2009	2008	2007	2006
	(In thousands)
Net income	$128,237	$103,872	$135,153	$201,127	$123,065
Depreciation and amortization	119,817	115,093	111,068	105,966	97,879
Interest expense	101,882	108,781	99,163	117,394	102,808
Early extinguishment of debt	2,801	2,639	—	—	—
Other interest income	(256)	(1,894)	(919)	(1,337)	(2,616)

EBITDA	352,481	328,491	344,465	423,150	321,136
Gain on sale of real estate	(1,410)	(1,298)	(12,572)	(94,768)	(23,956)

Adjusted EBITDA	$351,071	$327,193	$331,893	$328,382	$297,180

(7)	Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount and expense and the portion of rent expense representing an interest factor. Preferred share dividends consist of dividends paid on preferred shares and preferred share redemption costs. Our Series B preferred shares were redeemed in full in November 2006.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this section or elsewhere in this report may be deemed “forward-looking statements”. See “Item 1A. Risk Factors” in this report for important information regarding these forward-looking statements and certain risk and uncertainties that may affect us. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this report.

Overview

We are an equity real estate investment trust specializing in the ownership, management and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategic metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of December 31, 2010, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 85 predominantly retail real estate projects comprising approximately 18.3 million square feet. In total, the real estate projects were 93.9% leased and 93.2% occupied at December 31, 2010. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2010. In total, the joint venture properties in which we own an interest were 91.0% leased and 90.4% occupied at December 31, 2010. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 43 consecutive years.

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

We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. At December 31, 2010 and 2009, our allowance for doubtful accounts was $18.7 million and $16.1 million, respectively. Historically, we have recognized bad debt expense between 0.4% and 1.3% of rental income and it was 1.2% in 2010 reflecting economic changes and their impact to our tenants. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and correspondingly bad debt expense and net income. For example, in the event our estimates were not accurate and we were required to increase our allowance by 1% of rental income, our bad debt expense would have increased and our net income would have decreased by $5.3 million.

Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2010 and 2009, accounts receivable include approximately $45.6 million and $41.8 million, respectively, related to straight-line rents. Correspondingly, these estimates of collectability have a direct impact on our net income.

Real Estate

The nature of our business as an owner, redeveloper and operator of retail shopping centers and mixed-use properties means that we invest significant amounts of capital. Depreciation and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. We capitalize real estate investments and depreciate them on a straight-line basis in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates and, therefore, to our depreciation rates. These reviews take into account the historical retirement and replacement of our assets, the repairs required to maintain the condition of our assets, the cost of redevelopments that may extend the useful lives of our assets and general economic and real estate factors. A newly developed neighborhood shopping center building would typically have an economic useful life of 50 to 60 years, but since many of our assets are not newly developed buildings, estimating the useful lives of assets that are long-lived requires significant management judgment. Certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen competition or changes in customer shopping habits could substantially alter our assumptions regarding our ability to realize the expected return on investment in the property and therefore reduce the economic life of the asset and affect the amount of depreciation expense to be charged against both the current and future revenues. These assessments have a direct impact on our net income. The longer the economic useful life, the lower the depreciation expense will be for that asset in a fiscal period, which in turn will increase our net income. Similarly, having a shorter economic useful life would increase the depreciation for a fiscal period and decrease our net income.

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

Long-Lived Assets and Impairment

There are estimates and assumptions made by management in preparing the consolidated financial statements for which the actual results will be determined over long periods of time. This includes the recoverability of long-lived assets, including our properties that have been acquired or redeveloped and our investment in certain joint ventures. Management’s evaluation of impairment includes review for possible indicators of impairment as well as, in certain circumstances, undiscounted and discounted cash flow analysis. Since most of our investments in real estate are wholly-owned or controlled assets which are held for use, a property with impairment indicators is first tested for impairment by comparing the undiscounted cash flows, including residual value, to the current net book value of the property. If the undiscounted cash flows are less than the net book value, the property is written down to expected fair value.

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

As further discussed in Note 8 to the Consolidated Financial Statements, we are party to a litigation matter related to a parcel of land adjacent to our Santana Row property. During 2009, the judge awarded damages to the plaintiff including interest and costs of suit resulting in us increasing our litigation accrual to $16.4 million. We and the plaintiff both appealed the ruling and oral arguments on the appeal were heard in December 2010. A final ruling on the appeal was issued in February 2011 which rejected both appeals and consequently, affirmed the final judgment against us. Therefore, in December 2010, we adjusted our accrual to $16.2 million which reflects the amount we expect to pay in first quarter 2011.

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

We adopted the standard effective January 1, 2010. The adoption did not have a material impact to our financial statements. The newly required balance sheet disclosures regarding assets and liabilities of a consolidated VIE have been parenthetically included in our balance sheet. These parenthetical amounts relate to Melville Mall in Huntington, New York, a shopping center and adjacent commercial building in Norwalk, Connecticut, which is further discussed in Note 3 to the consolidated financial statements in this Form 10-K, and Huntington Square in East Northport, New York, which is further discussed in Note 1 to the consolidated financial statements in this Form 10-K. Although the adoption of this standard did not have a material impact to our financial statements, this standard could impact future consolidation of entities based on the specific facts and circumstances of those entities.

In July 2010, the FASB issued a new accounting standard that requires enhanced disclosures about financing receivables, including the allowance for credit losses, credit quality, and impaired loans. This standard is effective for fiscal years ending after December 15, 2010. We adopted the standard in the fourth quarter 2010 and it did not have a material impact to our financial statements.

Property Acquisitions and Dispositions

2010 Significant Acquisitions

A summary of our significant acquisitions in 2010 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
August 16	Huntington Square	East Northport, NY	74,000	$17.6	(1)
November 10	Former Mervyn’s Parcel (Escondido Promenade)	Escondido, CA	75,000	11.2	(2)
November 22	Pentagon Row	Arlington, VA	N/A	8.5	(3)
December 27	Bethesda Row	Bethesda, MD	N/A	9.4	(4)

		Total	149,000	$46.7

(1)	We acquired the leasehold interest in this property. Approximately $9.2 million of net assets acquired were allocated to other assets for “above market leases” and a “below market ground lease” for which we are the lessee. Approximately $1.7 million of net assets acquired were allocated to liabilities for “below market leases”. We incurred approximately $0.3 million of acquisition costs which are included in “general and administrative expenses”.
(2)	This property is adjacent to and operated as part of Escondido Promenade which is owned through a partnership in which we own the controlling interest.
(3)	We and a subsidiary of Post Properties, Inc. (“Post”) purchased the fee interest in the land under Pentagon Row. The land was purchased as a result of a favorable outcome to litigation. In September 2008, we and Post sued Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under our Pentagon Row project without first giving us and Post the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the judge in this case issued a ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordered Vornado to sell to us and Post, collectively, the land under Pentagon Row. Vornado appealed the ruling, however, the appeal was denied in November 2010. As part of the acquisition of the land and termination of the respective ground lease, we were relieved of our deferred ground rent liability for approximately $8.8 million. The liability was offset against the net purchase price with the excess of the liability over the purchase price of $0.3 million included in the statement of operations as an adjustment to rental expense.
(4)	We acquired the fee interest in approximately 2.1 acres of land under Bethesda Row. Prior to the transaction, the land parcel was owned pursuant to a ground lease and encumbered by a capital lease obligation which were terminated as part of the transaction.

2010 Assets Held for Sale

In December 2010, we committed to a plan of sale for two buildings on Fifth Avenue in San Diego, California. As the buildings met the criteria to be classified as held for sale, we recognized a $0.4 million loss to write down one of the buildings to its expected sales price less cost to sell. We expect the sales will be completed in 2011. The operations of the buildings have been reclassified as discontinued operations in the consolidated statements of operations for all years presented and included in “assets held for sale” in our consolidated balance sheets.

2009 Significant Transactions

On June 26, 2009, one of our tenants acquired from us our fee interest in a land parcel in White Marsh, Maryland, that was subject to a long-term ground lease. The ground lease included an option for the tenant to purchase the fee interest. The sales price was $2.1 million and resulted in a gain of $0.4 million.

On October 16, 2009, we acquired 16.6 acres of riverfront property at Assembly Row in Somerville, Massachusetts, for use in future development, in exchange for the sale of 12.4 acres of adjacent inland land, $3 million in cash, and the assumption of a $5 million liability. The purchase price of the riverfront parcel was determined to be $33.1 million based on current fair value calculations. The sale of the inland land resulted in no gain or loss on sale as the fair value of the consideration exchanged equaled the cost basis of the land sold.

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

On March 30, 2010, we acquired the first mortgage loan on a shopping center located in Norwalk, Connecticut. The first mortgage loan bears interest at 7.25%, matures on September 1, 2032, and as of December 31, 2010, had an outstanding contractual principal balance of $11.3 million. Since November 5, 2008, we have held the second mortgage on this shopping center and a first mortgage on an adjacent commercial building which had an outstanding balance of $7.4 million at December 31, 2010. All of these loans are currently in default and foreclosure proceedings have been filed.

We reached an agreement with the borrower whereby the borrower would repay the loans by March 29, 2011, and are currently in negotiations with the borrower to modify the loans. If the loans are not modified or the borrower fails to repay the loans at that time, we will be entitled to receive a deed-in-lieu of foreclosure for both properties. If we acquire the properties through exercise of the deed-in-lieu of foreclosure, we believe the fair value of the properties approximates our carrying amount of these loans which are on non-accrual status.

Because the loans are in default, we have certain rights under the first mortgage loan agreement that give us the ability to direct the activities that most significantly impact the shopping center. Although we are not currently exercising and do not expect to exercise those rights, the existence of those rights in the loan agreement results in the entity being a VIE. Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the current default status of the loans, we also have the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we have determined we are the primary beneficiary of this VIE and consolidated the shopping center and adjacent building as of March 30, 2010. Therefore, our investment in the property of approximately $18.3 million is included in “real estate” in the consolidated balance sheet as of December 31, 2010.

In October 2010, Donald C. Wood, our Chief Executive Officer, was granted 60,931 shares of restricted stock valued at approximately $5,000,000, which will vest on October 12, 2015. Additionally, Mr. Wood’s annual base pay was increased from $700,000 to $850,000 per year effective November 1, 2010, his target bonus was increased from 100% of his base salary to 150% of his base salary beginning with his 2010 bonus, and his target amount for potential equity to be issued in February 2011 under our 2010 Performance Incentive Plan, as amended (“2010 Plan”), was increased from $2.0 million to $4.0 million. Grants under the 2010 Plan generally vest over three to six years.

The Compensation Committee of the Board of Trustees determined that these compensation adjustments were prudent, consistent with the Trust’s compensation philosophy and in the best interest of the Trust’s shareholders after considering four primary factors: (a) the appropriate market value for Mr. Wood’s services after retaining a consultant to benchmark comparable real estate companies and make recommendations; (b) the historical outperformance of the company over the last decade in terms of shareholder value creation and the prospects for continued outperformance in the future; (c) the active recruiting for Mr. Wood’s services in the marketplace and the related strong desire to retain him and his senior management team at the Trust; and (d) the ability of the current senior management team to take advantage of future opportunities to increase shareholder value.

On December 27, 2010, we acquired the fee interest in approximately 2.1 acres of land under our Bethesda Row property. Prior to the transaction, we had a capital lease obligation of $1.0 million on the land parcel which was extinguished as part of the transaction.

Formation of Joint Venture

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture limited partnership with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), which plans to acquire, operate and redevelop up to $200 million of properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. During 2010, we recorded expenses of approximately $0.2 million related to our share of formation costs of Newbury Street Partnership.

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

On May 26, 2010, Newbury Street Partnership acquired the fee interest in two buildings located on Newbury Street in Boston, Massachusetts for a purchase price of $17.5 million. The properties include approximately 32,000 square feet of retail and office space. A significant portion of the office space was vacant when the properties were acquired and are currently being leased up. We contributed $7.8 million towards this acquisition and provided an $8.8 million interest-only loan secured by the two buildings. The loan matures in May 2012, subject to a one-year extension option, and bears interest at 30-day LIBOR plus 400 basis points. All amounts contributed and advanced to Newbury Street Partnership are included in “Investment in real estate partnerships” in the consolidated balance sheet. Intercompany profit generated from interest income on the loan is eliminated in consolidation. Due to the timing of receiving financial information from the general partner, our share of operating earnings is recorded one quarter in arrears. During 2010, we recorded approximately $0.2 million related to our share of acquisition related costs.

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

A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest. Accordingly, considering all the information available to us when we filed our March 31, 2009 Form 10-Q, our best estimate of damages, interest, and other costs was $21.4 million resulting in an increase in our accrual for this matter of $20.6 million. In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit and in July 2009, we and the plaintiff both filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. In December 2009, the plaintiff filed an “appellee’s principal and response brief” providing additional information regarding the issues the plaintiff is appealing. Given the additional information regarding the appeal, we lowered our accrual to $16.4 million in the fourth quarter 2009, which reflected our best estimate of the litigation liability. Oral arguments on the appeal were heard in December 2010. A final ruling on the appeal was issued in February 2011 which rejected both appeals and consequently, affirmed the final judgment against us. Therefore, in December 2010, we adjusted our accrual to $16.2 million which reflects the amount we expect to pay in first quarter 2011.

The net change in our accrual in 2010 and 2009 is included in “litigation provision” in our consolidated statements of operations. The litigation accrual of $16.2 million and $16.4 million at December 31, 2010 and 2009, respectively, is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheets. During 2010 and 2009, we incurred additional legal and other costs related to this lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statements of operations.

Subsequent Event

On January 19, 2011, we acquired the fee interest in Tower Shops located in Davie, Florida for a net purchase price of approximately $66.1 million which includes the assumption of a mortgage loan of approximately $41.0 million. The mortgage loan bears interest at 6.52%, is interest only until July 2011 at which time it converts to a 30-year amortization schedule and matures in July 2015. The loan is pre-payable after June 2011 and we expect to repay the loan during 2011 which will include a 3% prepayment premium on the outstanding loan balance. The property contains approximately 372,000 square feet of gross leasable area and is shadow-anchored by Home Depot and Costco.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property redevelopments,

•	expansion of our portfolio through property acquisitions, and

•	growth in our same-center portfolio.

Our properties are located in densely populated or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2010, redevelopment projects totaling $27 million stabilized. In 2011 and 2012, we expect to have redevelopment projects stabilizing with projected costs of approximately $48 million and $50 million, respectively.

Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. We expect that we will structure any future development in a manner designed to mitigate our risk which may include transfers of entitlements or co-developing with other real estate companies. We have entered into a preliminary agreement with a residential developer for the first phase of development and continue our current predevelopment and infrastructure work. We received approximately $10 million in public funding in April 2010, which is included in “notes payable” in the consolidated balance sheet, related to the infrastructure work we have completed and we expect the state will complete certain additional infrastructure work using government stimulus funds. We incurred approximately $16 million related to the development in 2010, net of the public funding discussed above, and expect to incur between $10 million and $30 million in 2011, net of expected public funding.

We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long term opportunities. Generally, our acquisitions do not initially contribute significantly to earnings growth; however, they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. On occasion we also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through assumed or new mortgages.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. The current economic environment may, however, impact our ability to increase rental rates in the short-term and may require us to decrease some rental rates. This will have a long-term impact over the contractual term of the lease agreement, which on average is between five and ten years. We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy to be a driver of our same-center growth over the long term as we are able to re-lease these vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2010, no single tenant accounted for more than 2.6% of annualized base rent.

The current economic environment has impacted the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Since 2008, we have seen tenants experiencing declining sales, vacating early, or filing for bankruptcy, as well as seeking rent relief from us as landlord. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. While we believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, we may see an increase in vacancy over the short term that could have a negative impact on our revenue and bad debt expense. During the latter part of 2010, we saw positive signs of improvement for some of our tenants as well as increased interest for our retail spaces; however, there can be no assurance that these positive signs will continue. We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate any future impact.

At December 31, 2010, the leasable square feet in our properties was 93.2% occupied and 93.9% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

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

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

			Change
	2010	2009	Dollars	%
	(Dollar amounts in thousands)
Rental income	$525,528	$512,725	$12,803	2.5%
Other property income	14,545	12,850	1,695	13.2%
Mortgage interest income	4,601	4,943	(342)	-6.9%

Total property revenue	544,674	530,518	14,156	2.7%

Rental expenses	111,034	108,627	2,407	2.2%
Real estate taxes	59,108	58,109	999	1.7%

Total property expenses	170,142	166,736	3,406	2.0%

Property operating income	374,532	363,782	10,750	3.0%
Other interest income	256	1,894	(1,638)	-86.5%
Income from real estate partnerships	1,060	1,322	(262)	-19.8%
Interest expense	(101,882)	(108,781)	6,899	-6.3%
Early extinguishment of debt	(2,801)	(2,639)	(162)	6.1%
General and administrative expense	(24,189)	(22,032)	(2,157)	9.8%
Litigation provision	(330)	(16,355)	16,025	-98.0%
Depreciation and amortization	(119,539)	(114,812)	(4,727)	4.1%

Total other, net	(247,425)	(261,403)	13,978	-5.3%

Income from continuing operations	127,107	102,379	24,728	24.2%
Discontinued operations—(loss) income	(280)	195	(475)	-243.6%
Discontinued operations—gain on sale of real estate	1,000	1,298	(298)	-23.0%
Gain on sale of real estate	410	—	410	100.0%

Net income	128,237	103,872	24,365	23.5%
Net income attributable to noncontrolling interests	(5,447)	(5,568)	121	-2.2%

Net income attributable to the Trust	$122,790	$98,304	$24,486	24.9%

Property Revenues

Total property revenue increased $14.2 million, or 2.7%, to $544.7 million in 2010 compared to $530.5 million in 2009. The percentage occupied at our shopping centers remained unchanged at 93.2% at December 31, 2010 and 2009. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $12.8 million, or 2.5%, to $525.5 million in 2010 compared to $512.7 million in 2009 due primarily to the following:

•	an increase of $8.6 million at same-center properties due primarily to higher rental rates on new and renewal leases, increased cost reimbursements, and increased temporary tenant income,

•	an increase of $2.6 million at redevelopment properties due primarily to increased occupancy and rental rates on new leases and higher cost reimbursements, and

•	an increase of $0.8 million attributable to a property acquired in 2010.

Other Property Income

Other property income increased $1.7 million, or 13.2%, to $14.5 million in 2010 compared to $12.9 million in 2009. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees.

Property Expenses

Total property expenses increased $3.4 million, or 2.0%, to $170.1 million in 2010 compared to $166.7 million in 2009. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses increased $2.4 million, or 2.2%, to $111.0 million in 2010 compared to $108.6 million in 2009. This increase is due primarily to the following:

•	an increase of $1.9 million in repairs and maintenance due primarily to snow removal costs,

•	an increase of $1.0 million in other operating costs at same-center properties due primarily to higher demolition costs, and

•	an increase of $0.6 million in utility costs,

partially offset by

•	a decrease of $1.4 million in ground rent expense due to the purchase of the fee interest in the land under Pentagon Row resulting from the settlement of certain litigation.

As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased slightly to 20.6% in 2010 from 20.7% in 2009.

Real Estate Taxes

Real estate tax expense increased $1.0 million, or 1.7%, to $59.1 million in 2010 compared to $58.1 million in 2009 due primarily to annual increases in tax assessments partially offset by lower assessments and refunds of taxes at certain properties due primarily to successful tax appeals..

Property Operating Income

Property operating income increased $10.8 million, or 3.0%, to $374.5 million in 2010 compared to $363.8 million in 2009. This increase is primarily due to growth in earnings at same-center and redevelopment properties.

Other

Other Interest Income

Other interest income decreased $1.6 million, or 86.5%, to $0.3 million in 2010 compared to $1.9 million in 2009. This decrease is due primarily to decreased short-term investing. During 2009, we invested the funds from our 2009 debt and equity transactions on a short-term basis in money market and other highly liquid investments.

Income from Real Estate Partnerships

Income from real estate partnerships decreased $0.3 million, or 19.8%, to $1.1 million in 2010 compared to $1.3 million in 2009. The decrease is due primarily to $0.4 million of formation and acquisition related expenses from our Newbury Street Partnership.

Interest Expense

Interest expense decreased $6.9 million, or 6.3%, to $101.9 million in 2010 compared to $108.8 million in 2009. This decrease is due primarily to the following:

•	a decrease of $8.2 million due to lower borrowings, and

•	an increase of $0.7 million in capitalized interest,

partially offset by

•	an increase of $2.1 million due to a higher overall weighted average borrowing rate.

Gross interest costs were $108.2 million and $114.3 million in 2010 and 2009, respectively. Capitalized interest was $6.3 million and $5.5 million in 2010 and 2009, respectively.

Early Extinguishment of Debt

The $2.8 million early extinguishment of debt expense in 2010 is due to the write-off of unamortized debt fees related to the $250.0 million payoff of the term loan prior to its maturity date. The $2.6 million early extinguishment of debt for 2009 consists of $1.7 million due to the write-off of unamortized debt fees related to the $122.0 million pay down of the term loan in the fourth quarter 2009 and $1.0 million related to a cash tender offer for $40.3 million of our 8.75% senior notes due December 1, 2009, which were purchased and retired at a 2% premium to par value.

General and Administrative Expense

General and administrative expense increased $2.2 million, or 9.8%, to $24.2 million in 2010 compared to $22.0 million in 2009. The increase is primarily due to higher personnel related costs, higher acquisition costs as a result of expensing all transaction costs, and higher legal fees, as a result of the litigation regarding certain rights to acquire the land under Pentagon Row further discussed in Note 2 to the consolidated financial statements in this Form 10-K.

Litigation Provision

The $0.3 million litigation provision in 2010 is due to certain costs related to the litigation and appeal process over a parcel of land located adjacent to Santana Row partially offset by the adjustment of the litigation provision to $16.2 million based on the rejection of both parties appeals in February 2011. The $16.4 million litigation provision in 2009 relates to increasing the accrual as well as costs related to the litigation and appeal process for such litigation matter. See Note 8 to the consolidated financial statements in this Form 10-K for further discussion on the litigation.

Depreciation and Amortization

Depreciation and amortization expense increased $4.7 million, or 4.1%, to $119.5 million in 2010 from $114.8 million in 2009. This increase is due primarily to capital improvements at same-center and redevelopment properties and accelerated depreciation related to the change in use of certain redevelopment buildings.

Discontinued Operations—(Loss) Income

(Loss) income from discontinued operations represents the operating (loss) income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The decrease relates to a $0.4 million expense in 2010 to write down one of the properties to be sold in 2011 to fair value less cost to sell.

Discontinued Operations—Gain on Sale of Real Estate

The $1.0 million gain on sale of real estate from discontinued operations for 2010 relates to the final settlement reached with the contractors responsible for performing defective work in previous years related to the work done in connection with the sale of certain condominium units at Santana Row. The $1.3 million gain on sale of real estate from discontinued operations for 2009 consists primarily of $0.9 million in insurance proceeds received related to repairs we performed on certain condominium units at Santana Row as the result of defective work done by third party contractors in prior years and $0.4 million on the sale of our fee interest in a land parcel in White Marsh, Maryland, that was subject to a long-term ground lease.

Gain on Sale of Real Estate

The $0.4 million gain on sale of real estate in 2010 is due to condemnation proceeds, net of costs, at one of our Northern Virginia properties in order to expand a local road.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

			Change
	2009	2008	Dollars	%
	(Dollar amounts in thousands)
Rental income	$512,725	$501,055	$11,670	2.3%
Other property income	12,850	14,008	(1,158)	-8.3%
Mortgage interest income	4,943	4,548	395	8.7%

Total property revenue	530,518	519,611	10,907	2.1%

Rental expenses	108,627	109,463	(836)	-0.8%
Real estate taxes	58,109	55,417	2,692	4.9%

Total property expenses	166,736	164,880	1,856	1.1%

Property operating income	363,782	354,731	9,051	2.6%
Other interest income	1,894	916	978	106.8%
Income from real estate partnership	1,322	1,612	(290)	-18.0%
Interest expense	(108,781)	(99,163)	(9,618)	9.7%
Early extinguishment of debt	(2,639)	—	(2,639)	100.0%
General and administrative expense	(22,032)	(26,732)	4,700	-17.6%
Litigation provision	(16,355)	—	(16,355)	100.0%
Depreciation and amortization	(114,812)	(110,748)	(4,064)	3.7%

Total other, net	(261,403)	(234,115)	(27,288)	11.7%

Income from continuing operations	102,379	120,616	(18,237)	-15.1%
Discontinued operations-income	195	1,965	(1,770)	-90.1%
Discontinued operations-gain on sale of real estate	1,298	12,572	(11,274)	-89.7%

Net income	103,872	135,153	(31,281)	-23.1%
Net income attributable to noncontrolling interests	(5,568)	(5,366)	(202)	3.8%

Net income attributable to the Trust	$98,304	$129,787	$(31,483)	-24.3%

Property Revenues

Total property revenue increased $10.9 million, or 2.1%, to $530.5 million in 2009 compared to $519.6 million in 2008. The percentage occupied at our shopping centers decreased to 93.2% at December 31, 2009 compared to 94.3% at December 31, 2008. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost recoveries from tenants and percentage rent. Rental income increased $11.7 million, or 2.3%, to $512.7 million in 2009 compared to $501.1 million in 2008, due primarily to the following:

•

an increase of $7.0 million at redevelopment properties due primarily to increased rental rates on new leases including newly created retail and residential spaces generating revenue and increased cost reimbursements,

•	an increase of $4.8 million attributable to properties acquired in 2008, and

•

an increase of $0.9 million at same-center properties due to increased rental rates on new and renewal leases and increased temporary tenant income partially offset by lower occupancy, percentage rent and recoveries,

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

Property Expenses

Total property expenses increased $1.9 million, or 1.1%, to $166.7 million in 2009 compared to $164.9 million in 2008. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses decreased $0.8 million, or 0.8%, to $108.6 million in 2009 compared to $109.5 million in 2008. This decrease is due primarily to the following:

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

Real Estate Taxes

Real estate tax expense increased $2.7 million, or 4.9%, to $58.1 million in 2009 compared to $55.4 million in 2008. This increase is due primarily to an increase of $1.8 million related to higher assessments at redevelopment properties and $0.8 million related to properties acquired in 2008.

Property Operating Income

Property operating income increased $9.1 million, or 2.6%, to $363.8 million in 2009 compared to $354.7 million in 2008. As discussed above, this increase is due primarily to growth in earnings at redevelopment properties, earnings attributable to properties acquired in 2008, partially offset by lower earnings in our same-center portfolio as discussed above.

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

Early Extinguishment of Debt

The $2.6 million early extinguishment of debt in 2009 consists of $1.7 million due to the write-off of unamortized debt fees related to the $122.0 million pay down of the term loan in the fourth quarter 2009 and $1.0 million related to a cash tender offer for $40.3 million of our 8.75% senior notes due December 1, 2009, which were purchased and retired at a 2% premium to par value.

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

Depreciation and Amortization

Depreciation and amortization expense increased $4.1 million, or 3.7%, to $114.8 million in 2009 from $110.7 million in 2008. This increase is due primarily to capital improvements at same-center and redevelopment properties and 2008 acquisitions as well as accelerated depreciation for tenant improvements where the tenant vacated prior to the end of their lease term. This increase is partially offset by accelerated depreciation in 2008 related to the change in use of a redevelopment building which was later demolished.

Discontinued Operations-Income

Income from discontinued operations represents the operating income of properties that have been disposed, or will be disposed, which is required to be reported separately from results of ongoing operations. The reported income of $0.2 million and $2.0 million in 2009 and 2008, respectively, represents the income for the period during which we owned properties held for sale in 2010 or sold in 2009 and 2008.

Discontinued Operations-Gain on Sale of Real Estate

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

In March 2010, we took advantage of lower long-term interest rates and issued $150 million of 10-year senior notes at a 5.90% interest rate. Using funds from the senior note offering as well as cash on hand, we repaid the outstanding $250 million balance on our term loan in advance of it maturing in July 2011. Cash and cash equivalents were $15.8 million at December 31, 2010, which is a $119.6 million decrease from the $135.4 million balance at December 31, 2009. The significant decrease is due primarily to the debt transactions discussed above and capital investments during 2010; however, cash and cash equivalents are not the only indicator of our liquidity. We also have a $300 million unsecured revolving credit facility that matures July 27, 2011, which had an outstanding balance of $77.0 million at December 31, 2010. During 2010, the maximum amount of borrowings outstanding under our revolving credit facility was $82.0 million, the weighted average amount of borrowings outstanding was $23.4 million, and the weighted average interest rate, before amortization of debt fees, was 0.7%.

During 2011, we have approximately $112.3 million of debt maturities related to mortgages payable and senior notes. Additionally, our $300 million revolving credit facility matures in July 2011. We are currently working with lenders to refinance our revolving credit facility and anticipate being able to obtain at least similar levels of commitments under a new facility. We expect the interest rate to be higher than our current revolving credit facility consistent with current market rates for similar facilities. We currently believe that cash flows from operations, cash on hand and our revolving credit facility will be sufficient to finance our operations, debt maturities, litigation settlement, and recurring capital expenditures.

Our overall capital requirements in 2011 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of future phases of existing properties. While the amount of future expenditures will depend on numerous factors, we expect to incur at least similar levels of capital expenditures in 2011 compared to prior periods which will be funded on a short-term basis with cash flow from operations, cash on hand, and/or the revolving credit facility, and on a long-term basis, with long-term debt or equity.

If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past success as well as the status of the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

In addition to the conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows for 2010 and 2009

	Year Ended December 31,
	2010	2009
	(In thousands)
Cash provided by operating activities	$256,735	$256,765
Cash used in investing activities	(187,088)	(127,341)
Cash used in financing activities	(189,239)	(9,258)

(Decrease) increase in cash and cash equivalents	(119,592)	120,166
Cash and cash equivalents, beginning of year	135,389	15,223

Cash and cash equivalents, end of year	$15,797	$135,389

Net cash provided by operating activities was $256.7 million during 2010 and $256.8 million during 2009. The minimal change was primarily attributable to increases in net income before the litigation provision offset by timing of interest payments on our senior notes and term loan as a result of changes in the debt outstanding in 2009 and 2010 and timing of payments related to operating expenses.

Net cash used in investing activities increased $59.7 million to $187.1 million during 2010 from $127.3 million during 2009. The increase was primarily attributable to:

•	$57.1 million of acquisitions in 2010 primarily related to Huntington Square, the former Mervyn’s outparcel at Escondido Promenade, and the fee interest in Pentagon Row and a portion of Bethesda Row,

•	$16.7 million investment in the Newbury Street Partnership, and

•	$10.5 million acquisition of a first mortgage loan in March 2010,

partially offset by

•	$13.0 million decrease in capital investments, and

•

$7.0 million contribution in 2009, to our real estate partnership with a discretionary fund created and advised by ING Clarion Partners, which was used to repay property level debt which came due in December 1, 2009.

Net cash used in financing activities increased $180.0 million to $189.2 million during 2010 from $9.3 million during 2009. The increase was primarily attributable to:

•

$516.7 million decrease in net proceeds from the issuance of mortgages, capital leases and notes payable due primarily to the 2009 issuance of our $372 million term loan and $163.1 million in new mortgage loans,

•	$108.9 million decrease in net proceeds from the issuance of common shares due primarily to the 2009 issuance of 2.0 million shares in August 2009, and

•

$7.0 million increase in dividends paid to common and preferred shareholders due to an increase in the dividend rate as well as an increase in the number of shares outstanding primarily as a result of the August 2009 issuance of 2.0 million shares, partially offset by

•	$175.9 million decrease in repayment of senior notes as our 8.75% senior notes due December 1, 2009, were repaid in 2009,

•	$200.1 million increase in net borrowings on our revolving credit facility, and

•

$74.9 million decrease in repayment of mortgages, capital leases and notes payable due substantially to the payoff of our $200 million term loan in May 2009 and $122 million of pay-downs on our new term loan in the fourth quarter 2009 partially offset by the $250 million payoff of our term loan in 2010.

Contractual Commitments

The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2010:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)	$2,126,400	$219,961	$581,791	$619,858	$704,790
Capital lease obligations (principal and interest)	165,342	5,475	10,972	10,975	137,920
Variable rate debt (principal only)(1)	86,400	77,000	—	—	9,400
Operating leases	59,924	1,467	2,620	2,556	53,281
Real estate commitments(2)	67,500	—	—	—	67,500
Development, redevelopment, and capital improvement obligations	54,378	54,243	91	44	—
Contractual operating obligations	11,700	7,509	3,974	217	—

Total contractual obligations	$2,571,644	$365,655	$599,448	$633,650	$972,891

(1)	Variable rate debt includes a $9.4 million bond that had an interest rate of 0.51% at December 31, 2010 and our revolving credit facility, which currently has an outstanding balance of $77.0 million that bears interest at LIBOR plus 0.425%.
(2)	A master lease on Melville Mall includes a fixed price put option requiring us to purchase the property for $5 million plus the assumption of the owners’ debt. The current mortgage loan matures in September 2014, is expected to be refinanced at maturity, and has an outstanding contractual balance of $23.1 million at December 31, 2010. The real estate commitments currently include the fixed $5 million and all payments related to the current mortgage loan are included in fixed rate debt.

In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:

(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2010, our estimated liability upon exercise of the put option would range from approximately $44 million to $51 million.

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

(c) Under the terms of various other partnership agreements, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2010, a total of 362,314 operating units are outstanding.

(d) At December 31, 2010, we had letters of credit outstanding of approximately $14.0 million which are collateral for existing indebtedness and other obligations of the Trust.

Off-Balance Sheet Arrangements

We have a joint venture arrangement (“the Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2010, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. At December 31, 2010 and 2009, the Partnership had $57.6 million and $57.8 million, respectively, of mortgages payable outstanding and our investment in the Partnership was $35.5 million and $35.6 million, respectively.

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture limited partnership with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), which plans to acquire, operate and redevelop up to $200 million in properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. The entity is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. The buy-sell can be exercised only in certain circumstances through May 2014 and may be initiated by either party at anytime thereafter which could result in either the sale of our interest or the use of available cash or borrowings to acquire Taurus’ interest. At December 31, 2010, we had invested approximately $16.7 million in Newbury Street Partnership including an $8.8 million mortgage loan.

Other than the joint venture described above and items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2010 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of December 31, 2010:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2010	Stated Interest Rate as of December 31, 2010	Maturity Date
	(Dollars in thousands)
Mortgages payable(1)
Secured fixed rate
Federal Plaza	36,500	$31,901	6.75%	June 1, 2011
Tysons Station	7,000	5,713	7.40%	September 1, 2011
Courtyard Shops	Acquired	7,289	6.87%	July 1, 2012
Bethesda Row	Acquired	19,994	5.37%	January 1, 2013
Bethesda Row	Acquired	4,163	5.05%	February 1, 2013
White Marsh Plaza(2)	Acquired	9,580	6.04%	April 1, 2013
Crow Canyon	Acquired	20,395	5.40%	August 11, 2013
Idylwood Plaza	16,910	16,544	7.50%	June 5, 2014
Leesburg Plaza	29,423	28,786	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	37,224	7.50%	June 5, 2014
Pentagon Row	54,619	53,437	7.50%	June 5, 2014
Melville Mall(3)	Acquired	23,073	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	57,803	5.46%	January 1, 2015
Barracks Road	44,300	39,850	7.95%	November 1, 2015
Hauppauge	16,700	15,022	7.95%	November 1, 2015
Lawrence Park	31,400	28,246	7.95%	November 1, 2015
Wildwood	27,600	24,827	7.95%	November 1, 2015
Wynnewood	32,000	28,785	7.95%	November 1, 2015
Brick Plaza	33,000	29,429	7.42%	November 1, 2015
Rollingwood Apartments	24,050	23,567	5.54%	May 1, 2019
Shoppers’ World	Acquired	5,593	5.91%	January 31, 2021
Mount Vernon(4)	13,250	10,937	5.66%	April 15, 2028
Chelsea	Acquired	7,795	5.36%	January 15, 2031

Subtotal		529,953
Net unamortized discount		(452)

Total mortgages payable		529,501

Notes payable
Unsecured fixed rate
Various(5)	15,308	11,481	3.57%	Various through 2013
Unsecured variable rate
Revolving credit facility(6)	300,000	77,000	LIBOR + 0.425%	July 27, 2011
Escondido (Municipal bonds)(7)	9,400	9,400	0.51%	October 1, 2016

Total notes payable		97,881

Senior notes and debentures
Unsecured fixed rate
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.95% notes	150,000	150,000	5.950%	August 15, 2014
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
5.90% notes	150,000	150,000	5.900%	April 1, 2020
7.48% debentures	50,000	29,200	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal		1,079,200
Net unamortized premium		627

Total senior notes and debentures		1,079,827

Capital lease obligations
Various		59,940	Various	Various through 2106

Total debt and capital lease obligations		$1,767,149

(1)	Mortgages payable do not include our 30% share ($17.3 million) of the $57.6 million debt of the Partnership with a discretionary fund created and advised by ING Clarion Partners. It also excludes the $8.8 million mortgage loan on our Newbury Street Partnership for which we are the lender.

(2)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.35 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.
(3)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control the activities that most significantly impact this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.
(4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
(5)	The interest rate of 3.57% represents the weighted average interest rate for three unsecured fixed rate notes payable. These notes mature between April 1, 2012 and January 31, 2013.
(6)	The maximum amount drawn under our revolving credit facility during 2010 was $82.0 million and the weighted average effective interest rate, before amortization of debt fees, was 0.72%.
(7)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2010, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.

The following is a summary of our debt maturities as of December 31, 2010:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2011	$152,724	(1)	$47,349	$1,403	$201,476
2012	185,727		17,380	1,500	204,607
2013	135,030		72,107	1,609	208,746
2014	150,000		156,364	1,725	308,089
2015	—		203,398	1,851	205,249
Thereafter	553,600		33,355	51,852	638,807

	$1,177,081		$529,953	$59,940	$1,766,974	(2)

(1)	Our $300 million revolving credit facility matures on July 27, 2011. As of December 31, 2010, there is $77.0 million drawn under this credit facility.
(2)	Total debt maturities differs from the total reported on the consolidated balance sheet due to unamortized discounts and premiums as of December 31, 2010.

Interest Rate Hedging

We had no hedging instruments outstanding during 2010. We use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

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

Included below is a reconciliation of net income to FFO available for common shareholders as well as FFO available to common shareholders excluding the litigation provision. As further discussed in Note 8 to the consolidated financial statements, net income for 2010 and 2009 includes certain charges related to the litigation and appeal process over a parcel of land adjacent to Santana Row as well as adjusting the accrual for such litigation matter. Management believes FFO excluding this litigation provision provides a more meaningful evaluation of operations; while litigation is not unusual, we believe the premise of the underlying litigation matter (see Note 8 for discussion) warrants presentation of FFO excluding the related charges.

The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Net income	$128,237	$103,872	$135,153
Net income attributable to noncontrolling interests	(5,447)	(5,568)	(5,366)
Gain on sale of real estate	(1,410)	(1,298)	(12,572)
Depreciation and amortization of real estate assets	107,187	103,104	101,450
Amortization of initial direct costs of leases	9,552	9,821	8,771
Depreciation of joint venture real estate assets	1,499	1,388	1,331

Funds from operations	239,618	211,319	228,767
Dividends on preferred shares	(541)	(541)	(541)
Income attributable to operating partnership units	980	974	950
Income attributable to unvested shares	(847)	(687)	(779)

Funds from operations available for common shareholders	$239,210	$211,065	$228,397
Litigation provision, net of allocation to unvested shares	329	16,301	—

Funds from operations available for common shareholders excluding litigation provision	$239,539	$227,366	$228,397

Weighted average number of common shares, diluted(1)	61,693	60,201	59,266

Funds from operations available for common shareholders, per diluted share	$3.88	$3.51	$3.85
Litigation provision per diluted share	—	0.27	—

Funds from operations available for common shareholders excluding litigation provision, per diluted share	$3.88	$3.78	$3.85

(1)	The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

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

As of December 31, 2010, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2010, we had $1.6 billion of fixed-rate debt outstanding and $59.9 million of capital lease obligations. If market interest rates on our fixed-rate debt instruments at December 31, 2010 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $67.2 million. If market interest rates on our fixed-rate debt instruments at December 31, 2010 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $71.7 million.

Variable Interest Rate Debt

Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2010, we had $86.4 million of variable rate debt outstanding which consisted of $77.0 million outstanding on our revolving credit facility and $9.4 million of municipal bonds. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.9 million, and our net income and cash flows for the year would decrease by approximately $0.9 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.6 million with a corresponding increase in our net income and cash flows for the year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Quarterly Assessment

We carried out an assessment as of December 31, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.

Principal Executive Officer and Principal Financial Officer Certifications

Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of our principal executive officer and our principal financial officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of this Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President-Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.

Internal Control over Financial Reporting

Establishing and maintaining internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Senior Vice President-Chief Financial Officer, as appropriate, and effected by our employees, including management and our Board of Trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. This process includes policies and procedures that:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2011 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The tables and narrative in the Proxy Statement identifying our Trustees and Board committees under the caption “Election of Trustees” and “Corporate Governance”, the sections of the Proxy Statement entitled “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” and other information included in the Proxy Statement required by this Item 10 are incorporated herein by reference.

We have adopted a Code of Ethics, which is applicable to our Chief Executive Officer and senior financial officers. The Code of Ethics is available in the Corporate Governance section of the Investors section of our website at www.federalrealty.com.

ITEM 11.    EXECUTIVE COMPENSATION

The sections of the Proxy Statement entitled “Summary Compensation Table,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Trustee Compensation” and “Compensation Discussion and Analysis” and other information included in the Proxy Statement required by this Item 11 are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The sections of the Proxy Statement entitled “Share Ownership” and “Equity Compensation Plan Information” and other information included in the Proxy Statement required by this Item 12 are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

The sections of the Proxy Statement entitled “Certain Relationship and Related Transactions” and “Independence of Trustees” and other information included in the Proxy Statement required by this Item 13 are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of the Proxy Statement entitled “Ratification of Independent Registered Public Accounting Firm” and “Relationship with Independent Registered Public Accounting Firm” and other information included in the Proxy Statement required by this Item 14 are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Our consolidated financial statements and notes thereto, together with Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page F-1.

(2) Financial Statement Schedules

Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-34.

(3) Exhibits

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this 15th day of February, 2011.

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

Signature	Title	Date

/S/ DONALD C. WOOD Donald C. Wood	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 15, 2011

/S/ ANDREW P. BLOCHER Andrew P. Blocher	Senior Vice President-Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 15, 2011

/S/ JOSEPH S. VASSALLUZZO Joseph S. Vassalluzzo	Non-Executive Chairman	February 15, 2011

/S/ JON E. BORTZ Jon E. Bortz	Trustee	February 15, 2011

/S/ DAVID W. FAEDER David W. Faeder	Trustee	February 15, 2011

/S/ KRISTIN GAMBLE Kristin Gamble	Trustee	February 15, 2011

/S/ GAIL P. STEINEL Gail P. Steinel	Trustee	February 15, 2011

/S/ WARREN M. THOMPSON Warren M. Thompson	Trustee	February 15, 2011

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

Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective, based on those criteria, as of December 31, 2010.

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

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders of Federal Realty Investment Trust

We have audited Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries’ (collectively, the Trust) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federal Realty Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Federal Realty Investment Trust’s internal control over financial reporting based on our audit.

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

In our opinion, Federal Realty Investment Trust and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Realty Investment Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 15, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 15, 2011

Report of Independent Registered Public Accounting Firm

Trustees and Shareholders of Federal Realty Investment Trust

We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the Trust) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1) and (2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 15, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 15, 2011

Federal Realty Investment Trust

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)
ASSETS
Real estate, at cost
Operating (including $97,157 and $68,643 of consolidated variable interest entities, respectively)	$3,726,223	$3,619,562
Construction-in-progress	163,200	132,758
Assets held for sale (discontinued operations)	6,519	6,914

	3,895,942	3,759,234
Less accumulated depreciation and amortization (including $4,431 and $3,053 of consolidated variable interest entities, respectively)	(1,035,204)	(938,087)

Net real estate	2,860,738	2,821,147
Cash and cash equivalents	15,797	135,389
Accounts and notes receivable, net	68,997	72,191
Mortgage notes receivable, net	44,813	48,336
Investment in real estate partnerships	51,606	35,633
Prepaid expenses and other assets	110,686	99,265
Debt issuance costs, net of accumulated amortization of $9,075 and $8,291, respectively	6,916	10,348

TOTAL ASSETS	$3,159,553	$3,222,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $22,785 and $23,417 of consolidated variable interest entities, respectively)	$529,501	$539,609
Capital lease obligations	59,940	62,275
Notes payable	97,881	261,745
Senior notes and debentures	1,079,827	930,219
Accounts payable and accrued expenses	102,574	109,061
Dividends payable	41,601	40,800
Security deposits payable	11,751	11,710
Other liabilities and deferred credits	55,348	57,827

Total liabilities	1,978,423	2,013,246
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par:
5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 61,526,418 and 61,242,050 issued and outstanding, respectively	615	612
Additional paid-in capital	1,666,803	1,653,177
Accumulated dividends in excess of net income	(527,582)	(486,449)

Total shareholders’ equity of the Trust	1,149,833	1,177,337
Noncontrolling interests	31,297	31,726

Total shareholders’ equity	1,181,130	1,209,063

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,159,553	$3,222,309

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
REVENUE
Rental income	$525,528	$512,725	$501,055
Other property income	14,545	12,850	14,008
Mortgage interest income	4,601	4,943	4,548

Total revenue	544,674	530,518	519,611

EXPENSES
Rental expenses	111,034	108,627	109,463
Real estate taxes	59,108	58,109	55,417
General and administrative	24,189	22,032	26,732
Litigation provision	330	16,355	—
Depreciation and amortization	119,539	114,812	110,748

Total operating expenses	314,200	319,935	302,360

OPERATING INCOME	230,474	210,583	217,251
Other interest income	256	1,894	916
Interest expense	(101,882)	(108,781)	(99,163)
Early extinguishment of debt	(2,801)	(2,639)	—
Income from real estate partnerships	1,060	1,322	1,612

INCOME FROM CONTINUING OPERATIONS	127,107	102,379	120,616
DISCONTINUED OPERATIONS
Discontinued operations—(loss) income	(280)	195	1,965
Discontinued operations—gain on sale of real estate	1,000	1,298	12,572

Results from discontinued operations	720	1,493	14,537

INCOME BEFORE GAIN ON SALE OF REAL ESTATE	127,827	103,872	135,153
Gain on sale of real estate	410	—	—

NET INCOME	128,237	103,872	135,153
Net income attributable to noncontrolling interests	(5,447)	(5,568)	(5,366)

NET INCOME ATTRIBUTABLE TO THE TRUST	122,790	98,304	129,787
Dividends on preferred shares	(541)	(541)	(541)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$122,249	$97,763	$129,246

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.97	$1.60	$1.94
Discontinued operations	0.01	0.03	0.25
Gain on sale of real estate	0.01	—	—

	$1.99	$1.63	$2.19

Weighted average number of common shares, basic	61,182	59,704	58,665

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.96	$1.60	$1.94
Discontinued operations	0.01	0.03	0.25
Gain on sale of real estate	0.01	—	—

	$1.98	$1.63	$2.19

Weighted average number of common shares, diluted	61,324	59,830	58,889

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Shareholders’ Equity of the Trust							Noncontrolling Interests	Total Shareholders’ Equity
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends In Excess of Net Income	Notes Receivable From the Issuance of Common Shares
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2007	399,896	$9,997	58,645,665	$586	$1,512,228	$(407,376)	$(803)	$31,818	$1,146,450
Net income/comprehensive income	—	—	—	—	—	129,787	—	5,366	135,153
Dividends declared to common shareholders	—	—	—	—	—	(148,444)	—	—	(148,444)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(4,788)	(4,788)
Common shares issued	—	—	274	—	19	—	—	—	19
Exercise of stock options	—	—	214,853	2	8,006	—	—	—	8,008
Shares issued under dividend reinvestment plan	—	—	39,343	—	2,755	—	—	—	2,755
Share-based compensation expense, net	—	—	85,543	2	7,776	—	—	—	7,778
Conversion and redemption of OP units	—	—	—		(195)	—	—	(368)	(563)
Loans paid	—	—	—	—	—	—	803	—	803
Contributions by noncontrolling interests	—	—	—	—	—	—	—	324	324

BALANCE AT DECEMBER 31, 2008	399,896	9,997	58,985,678	590	1,530,589	(426,574)	—	32,352	1,146,954
Net income/comprehensive income	—	—	—	—	—	98,304	—	5,568	103,872
Dividends declared to common shareholders	—	—	—	—	—	(157,638)	—	—	(157,638)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(6,139)	(6,139)
Common shares issued	—	—	1,995,563	20	109,996	—	—	—	110,016
Exercise of stock options	—	—	126,500	1	2,757	—	—	—	2,758
Shares issued under dividend reinvestment plan	—	—	50,888	—	2,728	—	—	—	2,728
Share-based compensation expense, net	—	—	83,421	1	7,138	—	—	—	7,139
Conversion and redemption of OP units	—	—	—	—	(31)	—	—	(55)	(86)

BALANCE AT DECEMBER 31, 2009	399,896	9,997	61,242,050	612	1,653,177	(486,449)	—	31,726	1,209,063
Net income/comprehensive income	—	—	—	—	—	122,790	—	5,447	128,237
Dividends declared to common shareholders	—	—	—	—	—	(163,382)	—	—	(163,382)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(5,207)	(5,207)
Common shares issued	—	—	190	—	14	—	—	—	14
Exercise of stock options	—	—	107,493	1	4,051	—	—	—	4,052
Shares issued under dividend reinvestment plan	—	—	34,401	—	2,544	—	—	—	2,544
Share-based compensation expense, net	—	—	135,338	2	6,485	—	—	—	6,487
Conversion and redemption of OP units	—	—	6,946	—	532	—	—	(669)	(137)

BALANCE AT DECEMBER 31, 2010	399,896	$9,997	61,526,418	$615	$1,666,803	$(527,582)	$—	$31,297	$1,181,130

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
OPERATING ACTIVITIES
Net income	$128,237	$103,872	$135,153
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	119,817	115,093	111,069
Litigation provision	(250)	15,690	—
Gain on sale of real estate	(1,410)	(1,298)	(12,572)
Early extinguishment of debt	2,801	2,639	—
Income from real estate partnerships	(1,060)	(1,322)	(1,612)
Other, net	4,099	5,265	1,585
Changes in assets and liabilities net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	7,461	7,079	(6,303)
(Increase) decrease in prepaid expenses and other assets	(2,824)	(716)	2,668
(Decrease) increase in accounts payable and accrued expenses	(879)	9,753	(4,329)
Increase in security deposits and other liabilities	743	710	2,626

Net cash provided by operating activities	256,735	256,765	228,285

INVESTING ACTIVITIES
Acquisition of real estate	(57,133)	(10,531)	(99,625)
Capital expenditures—development and redevelopment	(50,414)	(76,079)	(104,196)
Capital expenditures—other	(38,681)	(26,000)	(33,790)
Proceeds from sale of real estate	—	2,122	44,890
Investment in real estate partnerships	(16,930)	(7,020)	—
Distribution from real estate partnership in excess of earnings	237	594	363
Leasing costs	(10,272)	(8,924)	(9,921)
Issuance of mortgage and other notes receivable, net	(13,895)	(1,503)	(5,288)

Net cash used in investing activities	(187,088)	(127,341)	(207,567)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolving credit facility, net of costs	76,550	(123,500)	123,500
Issuance of senior notes, net of costs	148,457	147,534	—
Purchase and retirement of senior notes/debentures	—	(175,867)	(20,800)
Issuance of mortgages, capital leases and notes payable, net of costs	9,950	526,617	—
Repayment of mortgages, capital leases and notes payable	(262,340)	(337,221)	(18,512)
Extension fee on term loan	—	—	(200)
Issuance of common shares	6,610	115,502	11,585
Dividends paid to common and preferred shareholders	(163,120)	(156,100)	(146,418)
Distributions to noncontrolling interests	(5,346)	(6,223)	(5,341)

Net cash used in financing activities	(189,239)	(9,258)	(56,186)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(119,592)	120,166	(35,468)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	135,389	15,223	50,691

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,797	$135,389	$15,223

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of December 31, 2010, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 85 predominantly retail real estate projects.

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

Reclassifications

Certain 2009 and 2008 amounts have been reclassified to conform to current period presentation.

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

We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection.

In some cases, primarily relating to straight-line rents, the collection of accounts receivable extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2010 and 2009, accounts receivable include approximately $45.6 million and $41.8 million, respectively, related to straight-line rents. At December 31, 2010 and 2009, our allowance for doubtful accounts was $18.7 million and $16.1 million, respectively.

Real Estate

Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2010, 2009 and 2008, real estate depreciation expense was $108.3 million, $103.7 million and $101.3 million, respectively, including amounts from discontinued operations and assets under capital lease obligations.

Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The application of this criteria can be complex and requires us to make assumptions. We believe this criteria was met for all real estate sold during 2010, 2009 and 2008.

Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land, building, improvements, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.

Effective January 1, 2009 with the adoption of a new accounting standard for business combinations, transaction costs, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, related to the acquisition of a business are expensed as incurred and included in “general and administrative expenses” in our consolidated statements of operations. The acquisition of an operating shopping center typically qualifies as a business. For acquisitions prior to January 1, 2009 and asset acquisitions not meeting the definition of a business, transaction costs are capitalized as part of the acquisition cost.

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

Cash and Cash Equivalents

We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2010, we had $6.8 million in excess of the FDIC insured limit.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist primarily of lease costs, prepaid property taxes and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and salaries and related costs of personnel directly related to time spent obtaining a lease. Capitalized lease costs are amortized over the life of the related lease. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. Other assets also include the premiums paid for split dollar life insurance covering several officers and former officers which were approximately $4.6 million at December 31, 2010 and 2009.

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

Derivative Instruments

As of December 31, 2010 and 2009, we had no outstanding hedging instruments. At times, we may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

Our cash flow hedges are recorded at fair value. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of our cash flow hedges is recorded in other comprehensive income, and the ineffective portion of changes in fair value of our cash flow hedges is recognized in earnings in the period affected. In February 2008, we entered into interest swap agreements to fix the variable portion of our $200 million term loan at a combined fixed rate of 2.789% through November 6, 2008. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value until the swaps ended on November 6, 2008. No hedge instruments were outstanding during 2010 and 2009. Hedge ineffectiveness did not have a significant impact on earnings in 2008, and we do not anticipate it will have a significant effect in the future.

Mortgage Notes Receivable

We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. On some of the loans we receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2010 and 2009.

Mortgage notes receivable are recorded at cost, net of any valuation adjustments. Interest income is accrued as earned. Mortgage notes receivable are considered past due based on the contractual terms of the note agreement. On a quarterly basis, we evaluate the collectability of each mortgage note receivable based on various factors which may include payment history, expected fair value of the collateral securing the loan, internal and external credit information and/or economic trends. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the mortgage note receivable to the present value of expected future cash flows. Since all of our loans are collateralized by either a first or second mortgage, the loans have risk characteristics similar to the risks in owning commercial real estate.

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

Variable Interest Entities

Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. Effective January 1, 2010 with the adoption of a new accounting pronouncement, the primary beneficiary of a VIE has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Prior to January 1, 2010, the primary beneficiary of a VIE was determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both.

We have evaluated our investments in certain joint ventures including our real estate partnership with affiliates of a discretionary fund created and advised by ING Clarion Partners and our Taurus Newbury Street JV II Limited Partnership and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. We have also evaluated our mortgage loans receivable and determined that entities obligated under the mortgage loans are not VIEs except with respect to our first and second mortgage loans on a shopping center and adjacent building located in Norwalk, Connecticut as further discussed in Note 3. Our investment balances from our real estate partnerships and mortgage notes receivable are presented separately in our consolidated balance sheets.

On October 16, 2006, we acquired the leasehold interest in Melville Mall under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption of the first mortgage and repayment of the second mortgage. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million and the assumption of the owner’s debt. We have determined that this property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, beginning October 16, 2006, we consolidated this property and its operations. As of December 31, 2010 and 2009, $22.8 million and $23.4 million, respectively, are included in mortgages payable (net of unamortized discounts) for the mortgage loan secured by Melville Mall, however, the loan is not our legal obligation. At December 31, 2010 and 2009, net real estate assets related to Melville Mall included in our consolidated balance sheet are approximately $64.8 million and $65.6 million, respectively.

In conjunction with the acquisitions of several of our properties, we entered into Reverse Section 1031 like-kind exchange agreements with a third party intermediary. The exchange agreements are for a maximum of 180 days and allow us, for tax purposes, to defer gains on sale of other properties sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediary is the legal owner of each property, although we control the activities that most significantly impact each property and retain all of the economic benefits and risks associated with each property. Each property is held by a third party intermediary in a variable interest entity for which we are the primary beneficiary. Accordingly, we consolidate these properties and their operations even during the period they are held by a third party intermediary. A summary of such properties is as follows:

Property	Dates Held by a Third Party Intermediary	Date Consolidated
Del Mar Village	May 30, 2008 to November 25, 2008	May 30, 2008
7015 & 7045 Beracasa Way	July 11, 2008 to January 7, 2009	July 11, 2008
Courtyard Shops	September 4, 2008 to March 2, 2009	September 4, 2008
Huntington Square(1)	August 16, 2010 to February 12, 2011	August 16, 2010

(1)	Quantitative and qualitative information regarding significant assets and liabilities are included in Note 2.

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

With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2006. As of December 31, 2010 and 2009, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.

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

We adopted the standard effective January 1, 2010. The adoption did not have a material impact to our financial statements. The newly required balance sheet disclosures regarding assets and liabilities of a consolidated VIE have been parenthetically included in our balance sheet. These parenthetical amounts relate to Melville Mall in Huntington, New York, a shopping center and adjacent commercial building in Norwalk, Connecticut, and Huntington Square in East Northport, New York. Although the adoption of this standard did not have a material impact to our financial statements, this standard could impact future consolidation of entities based on the specific facts and circumstances of those entities.

In July 2010, the FASB issued a new accounting standard that requires enhanced disclosures about financing receivables, including the allowance for credit losses, credit quality, and impaired loans. This standard is effective for fiscal years ending after December 15, 2010. We adopted the standard in the fourth quarter 2010 and it did not have a material impact to our financial statements.

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides additional information related to the consolidated statements of cash flows:

	2010	2009	2008
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$108,167	$114,330	$104,464
Interest capitalized	(6,285)	(5,549)	(5,301)

Interest expense	$101,882	$108,781	$99,163

Cash paid for interest, net of amounts capitalized	$98,932	$102,106	$95,897

Cash paid for income taxes	$255	$324	$444

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Extinguishment of deferred ground rent liability	$8,832	$—	$—
Extinguishment of capital lease obligations	$1,031	$—	$11,545
Acquisition of real estate through exchange transaction	$—	$30,100	$—
Proceeds from sale of real estate through exchange transaction	$—	$25,100	$—
Liability assumed through exchange transaction	$—	$5,000	$—
Mortgage loans assumed with acquisitions	$—	$—	$32,452
Note payable issued with acquisitions	$—	$—	$2,221

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

NOTE 2.   REAL ESTATE

A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2010
Retail and mixed-use properties	$3,758,960	$(995,328)	$505,934
Retail properties under capital leases	108,381	(29,421)	59,940
Residential	28,601	(10,455)	23,567

	$3,895,942	$(1,035,204)	$589,441

December 31, 2009
Retail and mixed-use properties	$3,615,514	$(899,120)	$515,729
Retail properties under capital leases	115,813	(29,261)	62,275
Residential	27,907	(9,706)	23,880

	$3,759,234	$(938,087)	$601,884

Retail and mixed-use properties includes the residential portion of Santana Row and Bethesda Row. The residential property investments are comprised of our investments in Rollingwood Apartments and Crest Apartments at Congressional Plaza.

2010 Significant Acquisitions and Transactions

A summary of our significant acquisitions in 2010 is as follows:

Date	Property	City, State	Gross Leasable Area	Purchase Price
			(In square feet)	(In millions)
August 16	Huntington Square	East Northport, NY	74,000	$17.6	(1)
November 10	Former Mervyn’s Parcel (Escondido Promenade)	Escondido, CA	75,000	11.2	(2)
November 22	Pentagon Row	Arlington, VA	N/A	8.5	(3)
December 27	Bethesda Row	Bethesda, MD	N/A	9.4	(4)

		Total	149,000	$46.7

(1)	We acquired the leasehold interest in this property. Approximately $9.2 million of net assets acquired were allocated to other assets for “above market leases” and a “below market ground lease” for which we are the lessee. Approximately $1.7 million of net assets acquired were allocated to liabilities for “below market leases”. We incurred approximately $0.3 million of acquisition costs which are included in “general and administrative expenses”.
(2)	This property is adjacent to and operated as part of Escondido Promenade which is owned through a partnership in which we own the controlling interest.
(3)	We and a subsidiary of Post Properties, Inc. (“Post”) purchased the fee interest in the land under Pentagon Row. The land was purchased as a result of a favorable outcome to litigation. In September 2008, we and Post sued Vornado Realty Trust and related entities (“Vornado”) for breach of contract in the Circuit Court of Arlington County, Virginia. The breach of contract was a result of Vornado’s acquiring in transactions in 2005 and 2007 the fee interest in the land under our Pentagon Row project without first giving us and Post the opportunity to purchase the fee interest in that land as required by the right of first offer (“ROFO”) provisions included in the documentation relating to the Pentagon Row project. On April 30, 2010, the judge in this case issued a ruling that Vornado failed to comply with the ROFO and as a result, breached the contract, and ordered Vornado to sell to us and Post, collectively, the land under Pentagon Row. Vornado appealed the ruling, however, the appeal was denied in November 2010. As part of the acquisition of the land and termination of the respective ground lease, we were relieved of our deferred ground rent liability for approximately $8.8 million. The liability was offset against the purchase price with the excess of the liability over the purchase price of $0.3 million included in the statement of operations as an adjustment to rental expense.
(4)	We acquired the fee interest in approximately 2.1 acres of land under Bethesda Row. Prior to the transaction, the land parcel was owned pursuant to a ground lease and encumbered by a capital lease obligation which was terminated as part of the transaction.

The $0.4 million gain on sale of real estate relates to condemnation proceeds, net of costs, at one of our Northern Virginia properties in order to expand a local road.

In December 2010, we committed to a plan of sale for two buildings on Fifth Avenue in San Diego, California. As the buildings met the criteria to be classified as held for sale, we recognized a $0.4 million loss to write down one of the buildings to its expected sales price less cost to sell. We expect the sales will be completed in 2011. The operations of the buildings have been reclassified as discontinued operations in the consolidated statements of operations for all years presented and included in “assets held for sale” in our consolidated balance sheets.

2009 Significant Acquisitions and Dispositions

On June 26, 2009, one of our tenants acquired from us our fee interest in a land parcel in White Marsh, Maryland, that was subject to a long-term ground lease. The ground lease included an option for the tenant to purchase the fee interest. The sales price was $2.1 million and resulted in a gain of $0.4 million.

On October 16, 2009, we acquired 16.6 acres of riverfront property at Assembly Row in Somerville, Massachusetts, for use in future development, in exchange for the sale of 12.4 acres of adjacent inland land, $3 million in cash, and the assumption of a $5 million liability. The purchase price of the riverfront parcel was determined to be $33.1 million based on current fair value calculations. The sale of the inland land resulted in no gain or loss on sale as the fair value of the consideration exchanged equaled the cost basis of the land sold.

NOTE 3.   MORTGAGE NOTES RECEIVABLE

At December 31, 2010 and 2009, we had four mortgage notes receivable with an aggregate carrying amount of $44.8 million and $48.3 million, respectively. Approximately $33.0 million and $29.1 million of the loans are secured by first mortgages on retail buildings at December 31, 2010 and 2009, respectively. One of the loans, which is secured by a second mortgage on a hotel at our Santana Row property, was considered impaired when it was amended in August 2006. At December 31, 2010 and 2009, the loan has an outstanding face amount of $15.0 million and $ 15.5 million, respectively, and is carried net of a valuation allowance of $3.2 million and $3.7 million, respectively. At December 31, 2010 and 2009, our mortgages (excluding mortgages in default at the balance sheet date as further discussed below) had a weighted average interest rate of 9.9%. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and upon sale, share in the appreciation of the properties.

On March 30, 2010, we acquired the first mortgage loan on a shopping center located in Norwalk, Connecticut. The first mortgage loan bears interest at 7.25%, matures on September 1, 2032, and as of December 31, 2010, had an outstanding contractual principal balance of $11.3 million. Since November 5, 2008, we have held the second mortgage on this shopping center and a first mortgage on an adjacent commercial building which had an outstanding balance of $7.4 million at December 31, 2010. All of these loans are currently in default and foreclosure proceedings have been filed.

We reached an agreement with the borrower whereby the borrower would repay the loans by March 29, 2011, and are currently in negotiations with the borrower to modify the loans. If the loans are not modified or the borrower fails to repay the loans at that time, we will be entitled to receive a deed-in-lieu of foreclosure for both properties. If we acquire the properties through the exercise of the deed-in-lieu of foreclosure, we believe the fair value of the properties approximates our carrying amount of these loans which are on non-accrual status.

Because the loans are in default, we have certain rights under the first mortgage loan agreement that give us the ability to direct the activities that most significantly impact the shopping center. Although we are not currently exercising and do not expect to exercise those rights, the existence of those rights in the loan agreement results in the entity being a VIE. Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the current default status of the loans, we also have the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we have determined we are the primary beneficiary of this VIE and consolidated the shopping center and adjacent building as of March 30, 2010. Therefore, our investment in the property of approximately $18.3 million is included in “real estate” in the consolidated balance sheet as of December 31, 2010. However, given our position as lender, creditors of this VIE do not have recourse to our general credit.

NOTE 4.   REAL ESTATE PARTNERSHIPS

Federal/Lion Venture LP

We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2010, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from the fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. As of December 31, 2010, we have made total contributions of $42.1 million and received total distributions of $9.9 million. The following tables provide summarized operating results and the financial position of the Partnership:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
OPERATING RESULTS
Revenue	$18,639	$19,109	$19,111
Expenses
Other operating expenses	6,149	6,019	5,185
Depreciation and amortization	5,046	4,998	4,792
Interest expense	3,400	4,430	4,537

Total expenses	14,595	15,447	14,514

Net income	$4,044	$3,662	$4,597

Our share of net income from real estate partnership	$1,449	$1,322	$1,612

	December 31,
	2010	2009
	(In thousands)
BALANCE SHEETS
Real estate, net	$181,565	$183,757
Cash	3,054	2,959
Other assets	7,336	6,853

Total assets	$191,955	$193,569

Mortgages payable	$57,584	$57,780
Other liabilities	5,439	6,101
Partners’ capital	128,932	129,688

Total liabilities and partners’ capital	$191,955	$193,569

Our share of unconsolidated debt	$17,275	$17,334

Our investment in real estate partnership	$35,504	$35,633

On December 1, 2009, the Partnership repaid $23.4 million of mortgage loans secured by two properties on their maturity dates. Both partners made additional capital contributions totaling $23.4 million to repay the mortgage loans, of which our contribution was $7.0 million.

Taurus Newbury Street JV II Limited Partnership

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture limited partnership with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), which plans to acquire, operate and redevelop up to $200 million of properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. During 2010, we recorded expenses of approximately $0.2 million related to our share of formation costs of Newbury Street Partnership.

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

On May 26, 2010, Newbury Street Partnership acquired the fee interest in two buildings located on Newbury Street in Boston, Massachusetts for a purchase price of $17.5 million. The properties include approximately 32,000 square feet of retail and office space. A significant portion of the office space was vacant when the properties were acquired and is currently being leased up. We contributed $7.8 million towards this acquisition and provided an $8.8 million interest-only loan secured by the two buildings. The loan matures in May 2012, subject to a one-year extension option, and bears interest at 30-day LIBOR plus 400 basis points. Intercompany profit generated from interest income on the loan is eliminated in consolidation. All amounts contributed and advanced to Newbury Street Partnership are included in “Investment in real estate partnerships” in the consolidated balance sheet. During 2010, we recorded approximately $0.2 million related to our share of acquisition related costs.

Due to the timing of receiving financial information from the general partner, our share of operating earnings is recorded one quarter in arrears. Consequently, the following tables provide summarized operating results from formation through September 30, 2010, and the financial position of the Newbury Street Partnership as of September 30, 2010:

OPERATING RESULTS (in thousands)
Revenue	$371
Expenses
Other operating expenses	254
Depreciation and amortization	121
Interest expense	136
Acquisition and formation expenses	492

Total expenses	1,003

Net loss	$(632)

Our share of net loss from real estate partnership	$(389)

BALANCE SHEET (in thousands)
Real estate, net	$17,140
Cash	375
Other assets	375

Total assets	$17,890

Mortgages payable	$8,750
Other liabilities	399
Partners’ capital	8,741

Total liabilities and partners’ capital	$17,890

Our investment in real estate partnership	$16,102

NOTE 5.   ACQUIRED IN-PLACE LEASES

Acquired above market leases are included in prepaid expenses and other assets and had a balance of $20.6 million and $18.4 million and accumulated amortization of $9.9 million and $8.3 million at December 31, 2010 and 2009, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance of $53.9 million and $52.8 million and accumulated amortization of $23.5 million and $20.5 million at December 31, 2010 and 2009, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income included net amortization from acquired in-place leases of $1.6 million, $1.7 million and $2.2 million in 2010, 2009 and 2008, respectively. The remaining weighted-average amortization period as of December 31, 2010, is 7.7 years and 14 years for above market leases and below market leases, respectively.

The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2011	$1,907	$3,190
2012	1,526	2,955
2013	1,212	2,548
2014	1,159	1,983
2015	1,133	1,897
Thereafter	3,772	17,795

	$10,709	$30,368

NOTE 6. DEBT

The following is a summary of our total debt outstanding as of December 31, 2010 and 2009:

	Principal Balance as of December 31,		Stated Interest Rate as of December 31, 2010	Stated Maturity Date
Description of Debt	2010	2009
	(Dollars in thousands)
Mortgages payable
Federal Plaza	$31,901	$32,536	6.750%	June 1, 2011
Tysons Station	5,713	5,898	7.400%	September 1, 2011
Courtyard Shops	7,289	7,518	6.870%	July 1, 2012
Bethesda Row	19,994	19,995	5.370%	January 1, 2013
Bethesda Row	4,163	4,304	5.050%	February 1, 2013
White Marsh Plaza	9,580	9,859	6.040%	April 1, 2013
Crow Canyon	20,395	20,816	5.400%	August 11, 2013
Idylwood Plaza	16,544	16,792	7.500%	June 5, 2014
Leesburg Plaza	28,786	29,219	7.500%	June 5, 2014
Loehmann’s Plaza	37,224	37,783	7.500%	June 5, 2014
Pentagon Row	53,437	54,240	7.500%	June 5, 2014
Melville Mall	23,073	23,782	5.250%	September 1, 2014
THE AVENUE at White Marsh	57,803	58,939	5.460%	January 1, 2015
Barracks Road	39,850	40,639	7.950%	November 1, 2015
Hauppauge	15,022	15,320	7.950%	November 1, 2015
Lawrence Park	28,246	28,805	7.950%	November 1, 2015
Wildwood	24,827	25,319	7.950%	November 1, 2015
Wynnewood	28,785	29,355	7.950%	November 1, 2015
Brick Plaza	29,429	30,053	7.415%	November 1, 2015
Rollingwood Apartments	23,567	23,880	5.540%	May 1, 2019
Shoppers’ World	5,593	5,733	5.910%	January 31, 2021
Mount Vernon	10,937	11,298	5.660%	April 15, 2028
Chelsea	7,795	7,952	5.360%	January 15, 2031

Subtotal	529,953	540,035
Net unamortized discount	(452)	(426)

Total mortgages payable	529,501	539,609

Notes payable
Revolving credit facility	77,000	—	LIBOR+0.425%	July 27, 2011
Term loan	—	250,000	LIBOR+3.000%	July 27, 2011
Various	11,481	2,345	3.57%	Various through 2013
Escondido (Municipal bonds)	9,400	9,400	0.51%	October 1, 2016

Total notes payable	97,881	261,745

Senior notes and debentures
4.50% notes	75,000	75,000	4.500%	February 15, 2011
6.00% notes	175,000	175,000	6.000%	July 15, 2012
5.40% notes	135,000	135,000	5.400%	December 1, 2013
5.95% notes	150,000	150,000	5.950%	August 15, 2014
5.65% notes	125,000	125,000	5.650%	June 1, 2016
6.20% notes	200,000	200,000	6.200%	January 15, 2017
5.90% notes	150,000	—	5.900%	April 1, 2020
7.48% debentures	29,200	29,200	7.480%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.820%	August 1, 2027

Subtotal	1,079,200	929,200
Net unamortized premium	627	1,019

Total senior notes and debentures	1,079,827	930,219

Capital lease obligations	59,940	62,275	Various	Various through 2106

Total debt and capital lease obligations	$1,767,149	$1,793,848

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

On December 27, 2010, we acquired the fee interest in approximately 2.1 acres of land under our Bethesda Row property. Prior to the transaction, we had a capital lease obligation of $1.0 million on the land parcel which was extinguished as part of the transaction.

The maximum amount of borrowings outstanding under our $300 million revolving credit facility during 2010, 2009 and 2008 was $82.0 million, $172.5 million and $159.0 million, respectively. The weighted average amount of borrowings outstanding was $23.4 million, $47.7 million and $61.4 million for 2010, 2009 and 2008, respectively. Our revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 0.7%, 1.4% and 3.0% for 2010, 2009 and 2008, respectively. Our revolving credit facility also had a weighted average interest rate, before amortization of debt fees, of 0.7% at December 31, 2010 and 0% at December 31, 2009 as there was no outstanding balance. In addition, we are required to pay an annual facility fee of $0.5 million. The loan matures on July 27, 2011.

Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2010, we were in compliance with all loan covenants.

Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2010 are as follows:

	Mortgages Payable		Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2011	$47,349		$77,724	(1)	$75,000	$200,073
2012	17,380		10,727		175,000	203,107
2013	72,107	(2)	30		135,000	207,137
2014	156,364		—		150,000	306,364
2015	203,398		—		—	203,398
Thereafter	33,355		9,400		544,200	586,955

	$529,953		$97,881		$1,079,200	$1,707,034	(3)

(1)	Our $300 million revolving credit facility matures on July 27, 2011. As of December 31, 2010, there was $77.0 drawn under this credit facility.
(2)	Includes the repayment of the outstanding mortgage payable balance on Mount Vernon. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

(3)	The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized discount or premium on certain senior notes, debentures and mortgages payable.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2010, are as follows:

(In thousands)
Year ending December 31,
2011	$5,475
2012	5,484
2013	5,488
2014	5,487
2015	5,488
Thereafter	137,920

165,342
Less amount representing interest	(105,402)

Present value	$59,940

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value are as follows:

1.	Level 1 Inputs—quoted prices in active markets for identical assets or liabilities

2.	Level 2 Inputs—observable inputs other than quoted prices in active markets for identical assets and liabilities

3.	Level 3 Inputs—prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable

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

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$627,382	$685,552	$801,354	$819,733
Senior notes and debentures	$1,079,827	$1,168,679	$930,219	$951,861

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

A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest. Accordingly, considering all the information available to us when we filed our March 31, 2009 Form 10-Q, our best estimate of damages, interest, and other costs was $21.4 million resulting in an increase in our accrual for this matter of $20.6 million. In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit and in July 2009, we and the plaintiff both filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. In December 2009, the plaintiff filed an “appellee’s principal and response brief” providing additional information regarding the issues the plaintiff is appealing. Given the additional information regarding the appeal, we lowered our accrual to $16.4 million in the fourth quarter 2009, which reflected our best estimate of the litigation liability. Oral arguments on the appeal were heard in December 2010. A final ruling on the appeal was issued in February 2011 which rejected both appeals and consequently, affirmed the final judgment against us. Therefore, in December 2010, we adjusted our accrual to $16.2 million which reflects the amount we expect to pay in first quarter 2011.

The net change in our accrual in 2010 and 2009 is included in “litigation provision” in our consolidated statements of operations. The litigation accrual of $16.2 million and $16.4 million at December 31, 2010 and 2009, respectively, is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheets. During 2010 and 2009, we incurred additional legal and other costs related to this lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statements of operations.

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

In 2005 and 2006, warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. In 2006 and 2007, we increased our warranty reserves by $2.5 million and $5.1 million, respectively, net of taxes, related to defective work done by third party contractors while upgrades were made to certain units being prepared for sale. During 2007 and 2008, we evaluated the potentially affected units, and as of December 31, 2008, had substantially completed the inspections and repairs. The extent of the damages encountered in the units and the resulting costs to repair varied considerably amongst the units. As a result, we adjusted the warranty reserve at December 31, 2008, to reflect the actual costs incurred related to these issues which is approximately $2.4 million, net of $1.5 million of taxes. The change in the reserve of $5.2 million is included in “Discontinued operations—gain on sale of real estate” in 2008. Due to the inherent uncertainty related to the recovery from insurance or the contractors, these amounts did not reflect any potential recoveries from insurance or the contractors responsible for the defective work.

In 2009, we entered into a settlement agreement with the insurance provider and recovered approximately $0.9 million. In 2010, we reached a settlement with the contractors responsible for performing the defective work for approximately $1.0 million. The settlements are included in “Discontinued operations—gain on sale of real estate” in 2009 and 2010.

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

At December 31, 2010 and 2009, our reserves for warranties and general liability costs were $7.2 million and $8.0 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2010 and 2009, we made payments from these reserves of $1.3 million and $1.0 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.

At December 31, 2010, we had letters of credit outstanding of approximately $14.0 million which are collateral for existing indebtedness and other obligations of the Trust.

Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the two other minority partners to purchase between one-half to all of its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. Based on management’s current estimate of fair market value as of December 31, 2010, our estimated maximum liability upon exercise of the put option would range from approximately $44 million to $51 million.

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

Under the terms of various other partnership agreements, the partners have the right to exchange their operating units for cash or the same number of our common shares, at our option. As of December 31, 2010, a total of 362,314 operating units are outstanding which have a total fair value of $28.2 million, based on our closing stock price on December 31, 2010.

A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.

A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million and the assumption of the owner’s debt which is $23.1 million at December 31, 2010. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million and the assumption of the owner’s debt.

As of December 31, 2010 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $54.4 million.

We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2010:

(In thousands)
Year ending December 31,
2011	$1,467
2012	1,306
2013	1,314
2014	1,303
2015	1,253
Thereafter	53,281

$59,924

NOTE 9.   SHAREHOLDERS’ EQUITY

We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2010, 2009 and 2008, 34,401 shares, 50,888 shares and 39,343 shares, respectively, were issued under the Plan.

As of December 31, 2010, 2009, and 2008, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.

On August 14, 2009, we issued 2.0 million common shares at $57.50 per share, for cash proceeds of approximately $110.0 million net of expenses of the offering.

NOTE 10.   DIVIDENDS

A summary of dividends declared and paid per share is as follows:

	Year Ended December 31,
	2010		2009		2008
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$2.660	$2.650	$2.620	$2.610	$2.520	$2.480
5.417% Series 1 Cumulative Convertible Preferred	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2010	2009	2008
Common shares
Ordinary dividend	$2.519	$2.377	$2.455
Ordinary dividend eligible for 15% rate	0.025	0.024	0.025
Return of capital	0.106	0.183	—
Capital gain	—	0.026	—

	$2.650	$2.610	$2.480

5.417% Series 1 Cumulative Convertible Preferred
Ordinary dividend	$1.341	$1.246	$1.341
Ordinary dividend eligible for 15% rate	0.013	0.095	0.013
Capital gain	—	0.013	—

	$1.354	$1.354	$1.354

On November 3, 2010, the Trustees declared a quarterly cash dividend of $0.67 per common share, payable January 18, 2011 to common shareholders of record on January 3, 2011.

NOTE 11.   OPERATING LEASES

At December 31, 2010, our 85 predominantly retail shopping center and mixed use properties are located in 13 states and the District of Columbia. There are approximately 2,400 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.6% of annualized base rent.

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

As of December 31, 2010, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties are as follows:

(In thousands)
Year ending December 31,
2011	$377,121
2012	344,775
2013	297,424
2014	247,311
2015	202,320
Thereafter	1,106,887

$2,575,838

NOTE 12.   COMPONENTS OF RENTAL INCOME AND EXPENSE

The principal components of rental income are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Minimum rents
Retail and commercial	$381,012	$373,506	$365,735
Residential	21,583	21,093	18,326
Cost reimbursement	107,658	104,052	103,118
Percentage rent	6,374	6,508	8,415
Other	8,901	7,566	5,461

Total rental income	$525,528	$512,725	$501,055

Minimum rents include $4.6 million, $5.4 million and $5.8 million for 2010, 2009 and 2008, respectively, to recognize minimum rents on a straight-line basis. In addition, minimum rents include $1.6 million, $1.7 million and $2.2 million for 2010, 2009 and 2008, respectively, to recognize income from the amortization of in-place leases.

The principal components of rental expenses are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Repairs and maintenance	$42,692	$41,093	$38,857
Utilities	18,594	17,964	18,085
Management fees and costs	14,641	14,342	14,082
Payroll	7,920	7,781	8,089
Bad debt expense	6,396	6,472	6,202
Ground rent	3,049	4,458	5,875
Insurance	5,071	4,878	5,489
Marketing	4,791	4,847	5,953
Other operating	7,880	6,792	6,831

Total rental expenses	$111,034	$108,627	$109,463

NOTE 13.   DISCONTINUED OPERATIONS

Results of properties sold or held for sale which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Revenue from discontinued operations	$656	$728	$3,637
(Loss) income from discontinued operations	$(280)	$195	$1,965

In September 2008, we applied for a refund of taxes paid to the state of California related to our TRS activities, primarily the condominium units sold in 2005 and 2006 at Santana Row. The refund related to the condominium units of $1.1 million is included in “Discontinued operations—gain on sale of real estate” in 2008.

NOTE 14.   SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Share-based compensation incurred
Grants of common shares	$5,232	$5,718	$6,442
Grants of options	1,255	1,421	1,336

	6,487	7,139	7,778
Capitalized share-based compensation	(745)	(945)	(1,208)

Share-based compensation expensed	$5,742	$6,194	$6,570

As of December 31, 2010, we have grants outstanding under three share-based compensation plans. In May 2010, our shareholders approved the 2010 Performance Incentive Plan, as amended (“the 2010 Plan”), which authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest. Our 2001 Long Term Incentive Plan (the “2001 Plan”), which expired in May 2010, authorized the grant of share options, common shares and other share-based awards of 3,250,000 common shares of beneficial interest. Our 1993 Long Term Incentive Plan (the “1993 Plan”), which expired in May 2003, authorized the grant of share options, common shares and other share-based awards for up to 5,500,000 common shares of beneficial interest.

Option awards under all three plans are required to have an exercise price at least equal to the closing trading price of our common shares on the date of grant. Options and restricted share awards under these plans generally vest over three to six years and option awards typically have a ten-year contractual term. We pay dividends on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control. Additionally, the vesting on certain option and share awards can accelerate in part or in full upon retirement based on the age of the retiree or upon termination without cause.

As a result of the exercise of options, we had notes outstanding from our officers and employees for $0.8 million at December 31, 2007; the notes were fully repaid during 2008. Option awards made in 2001 and later do not provide for employees to be able to exercise their options with a loan from the Trust.

In October 2010, Donald C. Wood, our Chief Executive Officer, was granted 60,931 shares of restricted stock valued at approximately $5,000,000, which will vest on October 12, 2015. Additionally, Mr. Wood’s annual base pay was increased from $700,000 to $850,000 per year effective November 1, 2010, his target bonus was increased from 100% of his base salary to 150% of his base salary beginning with his 2010 bonus, and his target amount for potential equity to be issued in February 2011 under our 2010 Plan was increased from $2.0 million to $4.0 million.

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

The following table provides a summary of the weighted-average assumption used to value options:

	Year Ended December 31,
	2010	2008	2007
Volatility	30.0%	28.6%	21.4%
Expected dividend yield	4.0%	3.6%	3.6%
Expected term (in years)	4.3	4.9	5.4
Risk free interest rate	1.9%	1.6%	2.7%

The following table provides a summary of option activity for 2010:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2009	873,367	$59.35
Granted	717	66.22
Exercised	(107,493)	38.77
Forfeited or expired	(9,167)	75.19

Outstanding at December 31, 2010	757,424	$62.09	6.3	$12,740

Exercisable at December 31, 2010	394,565	$63.80	5.3	$6,067

The weighted-average grant-date fair value of options granted during 2010, 2009 and 2008 was $11.77 per share, $7.62 per share and $10.46 per share, respectively. The total cash received from options exercised during 2010, 2009 and 2008 was $4.2 million, $2.9 million and $8.0 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2010, 2009 and 2008 was $4.2 million, $4.6 million and $9.3 million, respectively.

The following table provides a summary of restricted share activity for 2010:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2009	200,254	$65.81
Granted	135,833	73.51
Vested	(64,799)	72.41
Forfeited	(495)	89.06

Unvested at December 31, 2010	270,793	$68.07

The weighted-average grant-date fair value of stock awarded in 2010, 2009 and 2008 was $73.51, $45.77 and $72.98, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2010, 2009 and 2008 was $4.3 million, $4.6 million and $5.9 million, respectively.

As of December 31, 2010, there was $14.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.9 years with a weighted-average period of 3.1 years.

Subsequent to December 31, 2010, common shares were awarded under various compensation plans as follows:

Date	Award	Vesting Term	Beneficiary
February 10, 2011	86,681 Restricted shares	3 to 6 years	Officers and key employees
January 3, 2011	4,172 Shares	Immediate	Trustees

NOTE 15.   SAVINGS AND RETIREMENT PLANS

We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $16,500, $16,500 and $15,500 for 2010, 2009 and 2008, respectively. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their first anniversary of employment. Our expense for the years ended December 31, 2010, 2009 and 2008 was approximately $596,000, $282,000 and $397,000, respectively.

A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2010 and 2009, we are liable to participants for approximately $5.7 million and $4.8 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying financial statements.

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

EPS is calculated under the two-class method for all periods presented. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2009, 2008 and 2007, we had approximately 0.2 million weighted average unvested shares outstanding which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.

In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. Approximately 0.2 million, 0.6 million and 0.4 million stock options have been excluded in

2010, 2009 and 2008, respectively, as they were anti-dilutive. The conversions of downREIT operating partnership units and Series 1 Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted EPS calculations:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$127,107	$102,379	$120,616
Preferred share dividends	(541)	(541)	(541)
Less: Net income attributable to noncontrolling interests	(5,447)	(5,568)	(5,366)
Less: Earnings allocated to unvested shares	(572)	(510)	(506)

Income from continuing operations available for common shareholders	120,547	95,760	114,203
Results from discontinued operations	720	1,493	14,537
Gain on sale of real estate	410	—	—

Net income available for common shareholders, basic and diluted	$121,677	$97,253	$128,740

DENOMINATOR
Weighted average common shares outstanding—basic	61,182	59,704	58,665
Effect of dilutive securities:
Stock options	142	126	224

Weighted average common shares outstanding—diluted	61,324	59,830	58,889

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$1.97	$1.60	$1.94
Discontinued operations	0.01	0.03	0.25
Gain on sale of real estate	0.01	—	—

	$1.99	$1.63	$2.19

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.96	$1.60	$1.94
Discontinued operations	0.01	0.03	0.25
Gain on sale of real estate	0.01	—	—

	$1.98	$1.63	$2.19

Income from continuing operations attributable to the Trust	$121,660	$96,811	$115,250

NOTE 17.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2010
Revenue(1)	$138,324	$133,689	$133,913	$138,748
Operating Income(2)	$58,982	$56,116	$56,164	$59,212
Net income(2)	$30,554	$32,368	$31,010	$34,305
Net income attributable to the Trust(2)	$29,220	$31,114	$29,640	$32,816
Net income available for common shareholders(2)	$29,085	$30,979	$29,504	$32,681
Earnings per common share—basic(2)	$0.47	$0.50	$0.48	$0.53
Earnings per common share—diluted(2)	$0.47	$0.50	$0.48	$0.53

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2009
Revenue(1)	$131,031	$130,225	$130,841	$138,421
Operating Income(2)	$34,279	$55,423	$57,577	$63,304
Net income(2)	$11,873	$29,794	$28,839	$33,366
Net income attributable to the Trust(2)	$10,484	$28,417	$27,433	$31,970
Net income available for common shareholders(2)	$10,349	$28,282	$27,297	$31,835
Earnings per common share—basic(2)	$0.17	$0.48	$0.45	$0.52
Earnings per common share—diluted(2)	$0.17	$0.48	$0.45	$0.52

(1)	Revenue has been reduced to reflect the results of discontinued operations. Revenue from discontinued operations, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2010 revenue from discontinued operations	$146	$146	$151	$213
2009 revenue from discontinued operations	$169	$215	$152	$192

(2)	First quarter and fourth quarter 2009 and fourth quarter 2010 amounts include adjustments to the accrual for litigation regarding a parcel of land located adjacent to Santana Row. See Note 8 for further discussion of the matter.

NOTE 18.   SUBSEQUENT EVENT

On January 19, 2011, we acquired the fee interest in Tower Shops located in Davie, Florida for a net purchase price of approximately $66.1 million which includes the assumption of a mortgage loan of approximately $41.0 million. The mortgage loan bears interest at 6.52%, is interest only until July 2011 at which time it converts to a 30-year amortization schedule and matures in July 2015. The loan is pre-payable after June 2011 and we expect to repay the loan during 2011 which will include a 3% prepayment premium on the outstanding loan balance. The property contains approximately 372,000 square feet of gross leasable area and is shadow-anchored by Home Depot and Costco. The purchase price allocation will be finalized after certain valuation studies are complete.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION

DECEMBER 31, 2010

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (California)	CA	$—	$11,685	$9,181	$16,995	$11,685	$26,176	$37,861	$12,545	1908	10/23/97	35 years
ANDORRA (Pennsylvania)	PA	—	2,432	12,346	8,994	2,432	21,340	23,772	13,686	1953	01/12/88	35 years
ASSEMBLY SQUARE MARKETPLACE/ASSEMBLY ROW (Massachusetts)	MA	—	54,615	34,196	105,090	54,615	139,286	193,901	11,071	2005	2005-2010	35 years
THE AVENUE AT WHITE MARSH (Maryland)	MD	57,837	20,682	72,432	2,641	20,682	75,073	95,755	10,393	1997	03/08/07	35 years
BALA CYNWYD (Pennsylvania)	PA	—	3,565	14,466	15,625	3,566	30,090	33,656	11,551	1955	09/22/93	35 years
BARRACKS ROAD (Virginia)	VA	39,850	4,363	16,459	30,139	4,363	46,598	50,961	30,242	1958	12/31/85	35 years
BETHESDA ROW (Maryland)	MD	24,131	36,971	35,406	134,771	42,378	164,770	207,148	31,241	1945-2008	12/31/93, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	35 -50 years
BRICK PLAZA (New Jersey)	NJ	29,429		24,715	33,228	3,923	54,020	57,943	35,659	1958	12/28/89	35 years
BRISTOL (Connecticut)	CT		3,856	15,959	8,456	3,856	24,415	28,271	10,655	1959	09/22/95	35 years
CHELSEA COMMONS (Massachusetts)	MA	7,440	9,417	19,466	1,385	9,396	20,872	30,268	2,289	1962/1969/2008	08/25/06, 1/30/07, & 7/16/08	35 years
COLORADO BLVD (California)	CA	—	5,262	4,071	7,371	5,262	11,442	16,704	6,576	1905/1915/1980’s	12/31/96 & 8/14/98	35 years
CONGRESSIONAL PLAZA (Maryland)	MD	—	2,793	7,424	61,082	1,020	70,279	71,299	39,445	1965/2003	04/01/65	35 years
COURTHOUSE CENTER (Maryland)	MD	—	1,750	1,869	747	1,750	2,616	4,366	1,110	1975	12/17/97	35 years
COURTYARD SHOPS (Florida)	FL	7,388	16,862	21,851	1,004	16,894	22,823	39,717	1,906	1990/1998	09/04/08	35 years
CROSSROADS (Illinois)	IL		4,635	11,611	12,979	4,635	24,590	29,225	9,896	1959	07/19/93	35 years
CROW CANYON COMMONS (California)	CA	20,395	8,638	54,575	2,050	8,638	56,625	65,263	8,573	Late 1970’s/2006	12/29/05 & 02/28/07	35 years
DEDHAM PLAZA (Massachusetts)	MA	—	12,287	12,918	7,803	12,287	20,721	33,008	9,900	1959	12/31/93	35 years
DEL MAR VILLAGE (Florida)	FL	—	14,218	39,559	1,103	14,180	40,700	54,880	3,509	1982/1984	5/30/08 & 7/11/08	35 years
EASTGATE (North Carolina)	NC	—	1,608	5,775	18,994	1,608	24,769	26,377	13,219	1963	12/18/86	35 years
ELLISBURG CIRCLE (New Jersey)	NJ	—	4,028	11,309	12,680	4,013	24,004	28,017	15,047	1959	10/16/92	35 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

DECEMBER 31, 2010

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
ESCONDIDO PROMENADE (California)	CA	—	19,117	15,829	8,721	19,117	24,550	43,667	6,800	1987	12/31/96 & 11/10/10	35 years
FALLS PLAZA (Virginia)	VA	—	1,798	1,270	9,241	1,819	10,490	12,309	6,411	1960-1962	09/30/67 & 10/05/72	25 years
FEASTERVILLE (Pennsylvania)	PA	—	1,431	1,600	9,033	1,452	10,612	12,064	7,915	1958	07/23/80	20 years
FEDERAL PLAZA (Maryland)	MD	31,901	10,216	17,895	34,662	10,216	52,557	62,773	30,712	1970	06/29/89	35 years
FIFTH AVENUE (California) (4)	CA	—	3,844	1,352	7,378	3,874	8,700	12,574	4,147	1888-1995	1996-1997	35 years
FINLEY SQUARE (Illinois)	IL	—	9,252	9,544	13,679	9,252	23,223	32,475	12,820	1974	04/27/95	35 years
FLOURTOWN (Pennsylvania)	PA	—	1,345	3,943	10,542	1,470	14,360	15,830	7,074	1957	04/25/80	35 years
FOREST HILLS (New York)	NY	—	2,885	2,885	2,334	3,031	5,073	8,104	2,158	1937-1987	12/16/97	35 years
FRESH MEADOWS (New York)	NY	—	24,625	25,255	20,336	24,628	45,588	70,216	21,495	1946-1949	12/05/97	35 years
FRIENDSHIP CTR (District of Columbia)	DC	—	12,696	20,803	855	12,696	21,658	34,354	5,562	1998	09/21/01	35 years
GAITHERSBURG SQUARE (Maryland)	MD	—	7,701	5,271	12,012	5,973	19,011	24,984	12,785	1966	04/22/93	35 years
GARDEN MARKET (Illinois)	IL	—	2,677	4,829	4,866	2,677	9,695	12,372	4,845	1958	07/28/94	35 years
GOVERNOR PLAZA (Maryland)	MD	—	2,068	4,905	18,768	2,068	23,673	25,741	12,313	1963	10/01/85	35 years
GRATIOT PLAZA (Michigan)	MI	—	525	1,601	16,761	525	18,362	18,887	11,872	1964	03/29/73	25 3/4 years
GREENWICH AVENUE (Connecticut)	CT	—	7,484	5,445	1,040	7,484	6,485	13,969	2,813	1900-1993	1995	35 years
HAUPPAUGE (New York)	NY	15,022	8,791	15,262	3,930	8,791	19,192	27,983	7,053	1963	08/06/98	35 years
HERMOSA AVE. (California)	CA	—	1,116	280	4,213	1,368	4,241	5,609	1,798	1922	09/17/97	35 years
HOLLYWOOD BLVD. (California)	CA	—	8,300	16,920	13,956	8,300	30,876	39,176	6,021	1929/1991	3/22/99 & 6/18/99	35 years
HOUSTON STREET (Texas) (8)	TX	—	14,680	1,976	49,117	14,778	50,995	65,773	20,183	var	1998	35 years
HUNTINGTON (New York)	NY	—	—	16,008	22,776	11,713	27,071	38,784	8,079	1962	12/12/88 & 10/26/07	35 years
HUNTINGTON SQUARE (New York)	NY	—	—	10,075	4	—	10,079	10,079	131	1980/2004-2007	08/16/10	35 years
IDYLWOOD PLAZA (Virginia)	VA	16,544	4,308	10,026	1,637	4,308	11,663	15,971	5,620	1991	04/15/94	35 years
KINGS COURT (California)	CA	—	—	10,714	886	—	11,600	11,600	5,735	1960	08/24/98	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	10,658	76	12,685	12,761	6,094	1958	04/24/80	22 years
LANGHORNE SQUARE (Pennsylvania)	PA	—	720	2,974	16,616	720	19,590	20,310	10,665	1966	01/31/85	35 years
LAUREL (Maryland)	MD	—	7,458	22,525	17,626	7,576	40,033	47,609	29,137	1956	08/15/86	35 years
LAWRENCE PARK (Pennsylvania)	PA	28,246	5,723	7,160	17,695	5,734	24,844	30,578	20,822	1972	07/23/80	22 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

DECEMBER 31, 2010

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
LEESBURG PLAZA (Virginia)	VA	28,786	8,184	10,722	15,613	8,184	26,335	34,519	7,935	1967	09/15/98	35 years
LINDEN SQUARE (Massachusetts)	MA	—	79,382	19,247	46,072	79,269	65,432	144,701	5,854	1960-2008	08/24/06	35 years
LOEHMANN'S PLAZA (Virginia)	VA	37,224	1,237	15,096	16,301	1,248	31,386	32,634	20,397	1971	07/21/83	35 years
MELVILLE MALL (New York)	NY	22,785	35,622	32,882	263	35,622	33,145	68,767	4,000	1974	10/16/06	35 years
MERCER MALL (New Jersey)	NJ	48,706	4,488	70,076	30,528	5,032	100,060	105,092	25,291	1975	10/14/03	25 - 35 years
MID PIKE PLAZA (Maryland)	MD	—	—	10,335	37,339	7,517	40,157	47,674	6,367	1963	05/18/82 & 10/26/07	50 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)	VA	10,937	10,068	33,501	34,743	10,189	68,123	78,312	15,535	1972/1966/1974	03/31/03, 3/21/03, & 1/27/06	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA	—	1,282	12,285	874	1,262	13,179	14,441	1,906	1969	06/29/06	35 years
NORTH DARTMOUTH (Massachusetts)	MA	—	27,214	—	(17,846)	9,366	2	9,368	1	2004	08/24/06	—
NORTHEAST (Pennsylvania)	PA	—	1,152	10,596	11,374	1,153	21,969	23,122	15,369	1959	08/30/83	35 years
NORTH LAKE COMMONS (Illinois)	IL	—	2,782	8,604	2,749	2,628	11,507	14,135	5,407	1989	04/27/94	35 years
OLD KEENE MILL (Virginia)	VA	—	638	998	4,355	638	5,353	5,991	4,530	1968	06/15/76	33 1/3 years
OLD TOWN CENTER (California)	CA	—	3,420	2,765	28,127	3,420	30,892	34,312	14,771	1962, 1997-1998	10/22/97	35 years
PAN AM SHOPPING CENTER (Virginia)	VA	—	8,694	12,929	6,901	8,695	19,829	28,524	10,747	1979	02/05/93	35 years
PENTAGON ROW (Virginia)	VA	53,437	—	2,955	85,710	—	88,665	88,665	28,580	1999 - 2002	1998 & 11/22/10	35 years
PERRING PLAZA (Maryland)	MD	—	2,800	6,461	18,048	2,800	24,509	27,309	17,402	1963	10/01/85	35 years
PIKE 7 (Virginia)	VA	—	9,709	22,799	2,956	9,653	25,811	35,464	10,643	1968	03/31/97	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA	—	3,319	8,457	3,883	3,319	12,340	15,659	6,871	1967	12/23/94	35 years
QUINCE ORCHARD PLAZA (Maryland)	MD	—	3,197	7,949	10,653	2,928	18,871	21,799	11,698	1975	04/22/93	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	—	—	8,092	29,207	—	37,299	37,299	4,706	2005-2007	2006-2007	50 years
ROLLINGWOOD APTS. (Maryland)	MD	23,567	552	2,246	5,560	572	7,786	8,358	6,574	1960	01/15/71	25 years
SAM'S PARK & SHOP (District of Columbia)	DC	—	4,840	6,319	1,391	4,840	7,710	12,550	3,361	1930	12/01/95	35 years
SANTANA ROW (California)	CA	—	41,969	1,161	507,180	49,725	500,585	550,310	83,274	1999-2010	03/05/97	40 - 50 years

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

DECEMBER 31, 2010

(Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
SAUGUS (Massachusetts)	MA		4,383	8,291	1,218	4,383	9,509	13,892	3,912	1976	10/01/96	35 years
VILLAGE AT SHIRLINGTON (Virginia)	VA	6,327	9,761	14,808	29,205	5,798	47,976	53,774	13,483	1940, 2006-2009	12/21/95	35 years
SHOPPERS WORLD (Virginia)	VA	5,551	10,211	18,863	1,147	10,225	19,996	30,221	2,519	1975-2001	05/30/07	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD	—	27,029	12,849	(12,308)	14,692	12,878	27,570	1,726	2005-2006	03/08/07	35 years
THIRD STREET PROMENADE (California) (9)	CA	—	22,645	12,709	41,193	25,125	51,422	76,547	22,083	1888-2000	1996- 2000	35 years
TOWER (Virginia)	VA	—	7,170	10,518	2,719	7,280	13,127	20,407	5,219	1953-1960	08/24/98	35 years
TROY (New Jersey)	NJ	—	3,126	5,193	16,992	4,028	21,283	25,311	15,840	1966	07/23/80	22 years
TYSON'S STATION (Virginia)	VA	5,713	388	453	3,082	475	3,448	3,923	3,025	1954	01/17/78	17 years
WESTGATE MALL (California)	CA	—	6,319	107,284	3,584	6,319	110,868	117,187	18,903	1960-1966	03/31/04	35 years
WHITE MARSH PLAZA (Maryland)	MD	9,706	3,478	21,413	131	3,478	21,544	25,022	3,052	1987	03/08/07	35 years
WHITE MARSH OTHER (Maryland)	MD	—	37,812	1,843	(10,772)	27,009	1,874	28,883	278	1985	03/08/07	35 years
WILDWOOD (Maryland)	MD	24,827	9,111	1,061	7,836	9,111	8,897	18,008	7,584	1958	05/05/69	33 1/3 years
WILLOW GROVE (Pennsylvania)	PA	—	1,499	6,643	19,761	1,499	26,404	27,903	19,079	1953	11/20/84	35 years
SHOPS AT WILLOW LAWN (Virginia)	VA	—	3,192	7,723	66,786	7,790	69,911	77,701	42,496	1957	12/05/83	35 years
WYNNEWOOD (Pennsylvania)	PA	28,785	8,055	13,759	15,519	8,055	29,278	37,333	14,913	1948	10/29/96	35 years
MISCELLANEOUS INVESTMENTS		—	6,176	12,135	—	6,176	12,135	18,311	300

TOTALS		$589,441	$789,331	$1,226,058	$1,880,553	$786,332	$3,109,610	$3,895,942	$1,035,204

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2010

Reconciliation of Total Cost

(In thousands)

Balance, December 31, 2007	$3,452,847
Additions during period
Acquisitions	122,662
Improvements	144,192
Deduction during period—disposition and retirements of property	(46,016)

Balance, December 31, 2008	3,673,685
Additions during period
Acquisitions	34,485
Improvements	93,304
Deduction during period—disposition and retirements of property	(42,240)

Balance, December 31, 2009	3,759,234
Additions during period
Acquisitions	34,855
Consolidation of VIE	18,311
Improvements	97,129
Deduction during period—disposition and retirements of property	(13,587)

Balance, December 31, 2010	$3,895,942

(A)	For Federal tax purposes, the aggregate cost basis is approximately $3.4 billion as of December 31, 2010.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE III

SUMMARY OF REAL ESTATE AND ACCUMULATED

DEPRECIATION—CONTINUED

Three Years Ended December 31, 2010

Reconciliation of Accumulated

Depreciation and Amortization

(In thousands)

Balance, December 31, 2007	$756,703
Additions during period—depreciation and amortization expense	101,321
Deductions during period—disposition and retirements of property	(11,766)

Balance, December 31, 2008	846,258
Additions during period—depreciation and amortization expense	103,698
Deductions during period—disposition and retirements of property	(11,869)

Balance, December 31, 2009	938,087
Additions during period—depreciation and amortization expense	108,261
Deductions during period—disposition and retirements of property	(11,144)

Balance, December 31, 2010	$1,035,204

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

Year Ended December 31, 2010

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E		Column F		Column G		Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages		Carrying Amount of Mortgages(1)		Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—		$20,113		$20,113	(2)	$—

Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—		9,250		9,250		—

Second Mortgage on hotel in San Jose, CA	9%	August 2016	Principal and interest; balloon payment due at maturity(3)	36,000	(4)	15,030		11,818		—

Mortgage on restaurant in Rockville, MD	9%	December 2014	Interest only monthly through January 31, 2011; balloon payment due at maturity(5)	—		3,632		3,632		—

				$36,000		$48,025	(6)	$44,813	(6)	$—

(1)	For Federal tax purposes, the aggregate tax basis is approximately $48.0 million as of December 31, 2010.
(2)	This mortgage is available for up to $25.0 million.
(3)	This note was amended on August 4, 2006. The amended note decreased the interest from 14% to 9% per annum, and requires monthly payments of principal and interest based on 15-year amortization schedule.
(4)	We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2010 is estimated.
(5)	Beginning February 1, 2011, the note requires monthly payments of principal and interest based on a 30-year amortization schedule. The borrower has one, three-year extension option with an interest rate of 12% which increases 1% in each subsequent year of the extension term.
(6)	In March 30, 2010, we acquired the first mortgage loan on a shopping center located in Norwalk, Connecticut. The first mortgage loan bears interest at 7.25%, matures on September 1, 2032, and as of December 31, 2010, had an outstanding contractual principal balance of $11.3 million. Since November 5, 2008, we have held the second mortgage on this shopping center and a first mortgage on an adjacent commercial building which had an outstanding balance of $7.4 million at December 31, 2010. All of these loans are currently in default and foreclosure proceedings have been filed. As more fully described in Note 3 to the Consolidated Financial Statements, effective March 30, 2010, we have determined we are the primary beneficiary of this VIE and consolidated the shopping center and adjacent building as of March 30, 2010. Therefore, our investment in the property of approximately $18.3 million is included in “real estate” in the consolidated balance sheet as of December 31, 2010.

FEDERAL REALTY INVESTMENT TRUST

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE—CONTINUED

Three Years Ended December 31, 2010

Reconciliation of Carrying Amount

(In thousands)

Balance, December 31, 2007	$40,638
Additions during period:
Issuance of loans	5,612
Loan fee	(219)
Deductions during period:
Collection and satisfaction of loans	(719)
Amortization of discount/loan fee	468

Balance, December 31, 2008	45,780
Additions during period:
Issuance of loans	2,759
Loan fee	(15)
Deductions during period:
Collection and satisfaction of loans	(728)
Amortization of discount /loan fee	540

Balance, December 31, 2009	48,336
Additions during period:
Issuance of loans	14,787
Deductions during period:
Collection and satisfaction of loans	(464)
Amortization of discount	465
Consolidation of VIE	(18,311)

Balance, December 31, 2010	$44,813

EXHIBIT INDEX

Exhibit No.	Description
3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated as of March 11, 2009, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.3 to the Trust’s current Report on Form 8-K (File No. 001-07533) and incorporated herein by reference)

4.6	Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 8.75% Notes due December 1, 2009; 6 1/8% Notes due November 15, 2007; 4.50% Notes due 2011; 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; and 5.95% Notes due 2014 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description
10.2	Form of Severance Agreement between the Trust and Certain of its Officers dated December 31, 1994 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-07533) and incorporated herein by reference)

10.3	* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.4	* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.5	* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.6	* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.7	* Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.8	* Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.9	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.10	* Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.11	* Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.12	* Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.13	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.14	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.15	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description
10.16	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.17	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.20 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-07533) and incorporated herein by reference)

10.18	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.19	Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.20	* Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.21	* Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.22	* Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.23	* Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (previously filed as Exhibit 10.29 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.24	* Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.25	* Amendment to Change in Control Agreement between the Trust and Andrew P. Blocher dated January 1, 2009 (previously filed as Exhibit 10.31 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.26	* Amendment to Stock Option Agreements between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.32 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.27	* Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.28	* Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.29	* Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description
10.30	Credit Agreement dated as of May 4, 2009, by and among the Trust, Wachovia Capital Markets LLC, PNC Capital Markets LLC, Wachovia Bank, National Association, PNC Bank, National Association and various other financial institutions (previously filed as Exhibit 10.36 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-07533) and incorporated herein by reference)

10.31	2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.32	Amendment to 2010 Performance Incentive Plan (“the 2010 Plan”) (previously filed as Appendix A to the Trust’s Proxy Supplement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.33	* Restricted Share Award Agreement between the Trust and Donald C. Wood dated October 12, 2010 (previously filed as Exhibit 10.36 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 01-07533) and incorporated herein by reference)

10.34	Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (filed herewith)

10.35	Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (filed herewith)

10.36	Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (filed herewith)

10.37	Form of Performance Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (filed herewith)

10.38	Form of Option Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (filed herewith)

10.39	Form of Option Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (filed herewith)

10.40	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (filed herewith)

10.41	Form of Restricted Share Award Agreement, dated as of February 10, 2011, between the Trust and each of Dawn M. Becker, Jeffrey S. Berkes and Andrew P. Blocher (filed herewith)

21.1	Subsidiaries of Federal Realty Investment Trust (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

24.1	Power of Attorney (included on signature page)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

