Form 10-Q
period 2011-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2011-05-05
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of Registrant’s common shares outstanding on May 2, 2011 was 62,239,733.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2010, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $157,443 and $97,157 of consolidated variable interest entities, respectively)	$3,814,218	$3,726,223
Construction-in-progress	167,332	163,200
Assets held for sale (discontinued operations)	6,519	6,519

	3,988,069	3,895,942
Less accumulated depreciation and amortization (including $4,978 and $4,431 of consolidated variable interest entities, respectively)	(1,060,218)	(1,035,204)

Net real estate	2,927,851	2,860,738
Cash and cash equivalents	10,001	15,797
Accounts and notes receivable, net	71,408	68,997
Mortgage notes receivable, net	44,925	44,813
Investment in real estate partnerships	51,270	51,606
Prepaid expenses and other assets	105,632	110,686
Debt issuance costs, net of accumulated amortization of $9,396 and $9,075, respectively	6,374	6,916

TOTAL ASSETS	$3,217,461	$3,159,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $22,621 and $22,785 of consolidated variable interest entities, respectively)	$526,851	$529,501
Capital lease obligations	59,599	59,940
Notes payable	212,817	97,881
Senior notes and debentures	1,004,788	1,079,827
Accounts payable and accrued expenses	80,537	102,574
Dividends payable	42,047	41,601
Security deposits payable	11,735	11,751
Other liabilities and deferred credits	57,418	55,348

Total liabilities	1,995,792	1,978,423
Commitments and contingencies (Note 7)
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 62,231,702 and 61,526,418 shares issued and outstanding, respectively	622	615
Additional paid-in capital	1,717,997	1,666,803
Accumulated dividends in excess of net income	(538,200)	(527,582)

Total shareholders’ equity of the Trust	1,190,416	1,149,833
Noncontrolling interests	31,253	31,297

Total shareholders’ equity	1,221,669	1,181,130

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,217,461	$3,159,553

The accompanying notes are integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
REVENUE
Rental income	$135,270	$131,348
Other property income	2,090	5,910
Mortgage interest income	1,121	1,066

Total revenue	138,481	138,324

EXPENSES
Rental expenses	29,599	29,904
Real estate taxes	15,508	15,088
General and administrative	6,051	5,489
Depreciation and amortization	30,569	28,861

Total operating expenses	81,727	79,342

OPERATING INCOME	56,754	58,982
Other interest income	15	182
Interest expense	(25,044)	(25,962)
Early extinguishment of debt	296	(2,801)
Income from real estate partnerships	323	193

INCOME FROM CONTINUING OPERATIONS	32,344	30,594
DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	40	(40)

NET INCOME	32,384	30,554
Net income attributable to noncontrolling interests	(1,198)	(1,334)

NET INCOME ATTRIBUTABLE TO THE TRUST	31,186	29,220
Dividends on preferred shares	(135)	(135)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$31,051	$29,085

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.50	$0.47
Discontinued operations	—	—

	$0.50	$0.47

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.50	$0.47
Discontinued operations	—	—

	$0.50	$0.47

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2011

(Unaudited)

	Shareholders’ Equity of the Trust
					Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Noncontrolling Interests	Total Shareholders’ Equity
	Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2010	399,896	$9,997	61,526,418	$615	$1,666,803	$(527,582)	$31,297	$1,181,130

Net income/Comprehensive income	—	—	—	—	—	31,186	1,198	32,384
Dividends declared to common shareholders	—	—	—	—	—	(41,669)	—	(41,669)
Dividends declared to preferred shareholders	—	—	—	—	—	(135)	—	(135)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(1,242)	(1,242)
Common shares issued	—	—	592,643	6	47,964	—	—	47,970
Exercise of stock options	—	—	8,600	—	429	—	—	429
Shares issued under dividend reinvestment plan	—	—	7,958	—	613	—	—	613
Share-based compensation expense, net	—	—	96,083	1	2,188	—	—	2,189

BALANCE AT MARCH 31, 2011	399,896	$9,997	62,231,702	$622	$1,717,997	$(538,200)	$31,253	$1,221,669

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income	$32,384	$30,554
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	30,569	28,932
Early extinguishment of debt	(296)	2,801
Income from real estate partnerships	(323)	(193)
Other, net	997	959
Changes in assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in accounts receivable	(1,280)	2,276
Decrease in prepaid expenses and other assets	3,779	2,133
Decrease in accounts payable and accrued expenses	(18,365)	(8,034)
Decrease in security deposits and other liabilities	(1,466)	(1,467)

Net cash provided by operating activities	45,999	57,961
INVESTING ACTIVITIES
Acquisition of real estate	(19,196)	—
Capital expenditures - development and redevelopment	(18,967)	(5,521)
Capital expenditures - other	(11,208)	(5,953)
Investment in real estate partnerships	(85)	—
Distribution from real estate partnership in excess of earnings	341	180
Leasing costs	(3,800)	(2,698)
Repayment (issuance) of mortgage and other notes receivable, net	7	(11,243)

Net cash used in investing activities	(52,908)	(25,235)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	115,000	(450)
Issuance of senior notes, net of costs	—	148,616
Purchase and retirement of senior notes/debentures	(75,000)	—
Repayment of mortgages, capital leases and notes payable	(45,299)	(252,866)
Issuance of common shares	49,012	1,367
Dividends paid to common and preferred shareholders	(41,358)	(40,553)
Distributions to noncontrolling interests	(1,242)	(1,635)

Net cash provided by (used in) financing activities	1,113	(145,521)

Decrease in cash and cash equivalents	(5,796)	(112,795)
Cash and cash equivalents at beginning of year	15,797	135,389

Cash and cash equivalents at end of period	$10,001	$22,594

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of March 31, 2011, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 86 predominantly retail real estate projects.

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

Principles of Consolidation and Estimates

Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control or manage, using the equity method of accounting. Certain 2010 amounts have been reclassified to conform to current period presentation.

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

Acquisition of Real Estate

Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land, building, improvements, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. We evaluate qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of in-place lease value when we consider these to be bargain renewal options. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$26,816	$27,489
Interest capitalized	(1,772)	(1,527)

Interest expense	$25,044	$25,962

Cash paid for interest, net of amounts capitalized	$30,037	$32,620

Cash paid (refunded) for income taxes	$326	$(28)

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loan assumed with acquisition	$42,938	$—

NOTE 2—REAL ESTATE

On January 19, 2011, we acquired the fee interest in Tower Shops located in Davie, Florida for a net purchase price of $66.1 million which includes the assumption of a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The property contains approximately 372,000 square feet of gross leasable area on 67 acres and is shadow-anchored by Home Depot and Costco. As part of the preliminary purchase price allocation, approximately $1.2 million and $4.4 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. This allocation will be finalized after various valuation studies are complete. We incurred a total of $0.4 million of acquisition costs of which $0.2 million were incurred in 2011 and are included in “general and administrative expenses” for the three months ended March 31, 2011.

In conjunction with the acquisition, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary which is for a maximum of 180 days and allows us, for tax purposes, to defer gains on sale of other properties identified and sold within this period. Until the earlier of termination of this exchange agreement or July 19, 2011, the third party intermediary is the legal owner of the property. However, we control the activities that most significantly impact the property and retain all of the economic benefits and risks associated with the property. Therefore, we have determined we are the primary beneficiary of this VIE and consolidated the property and its operations as of January 19, 2011.

NOTE 3—MORTGAGE NOTES RECEIVABLE

We are the lender on a first and second mortgage loan on a shopping center and an adjacent commercial building in Norwalk, Connecticut. Our carrying amount of the loans is approximately $18.3 million. The loans are currently in default and foreclosure proceedings have been filed, however, we are currently in negotiations with the borrower to refinance the loans by May 2011. If the loans are not modified or the borrower fails to repay the loans at that time, we will be entitled to receive a deed-in-lieu of foreclosure for both properties. If we acquire the properties through the exercise of the deed-in-lieu of foreclosure, we believe the fair value of the properties approximates our carrying amount of these loans which are on non-accrual status.

Because the loans are in default, we have certain rights under the first mortgage loan agreement that gives us the ability to direct the activities that most significantly impact the shopping center. Although we are not currently exercising and do not expect to exercise those rights, the existence of those rights in the loan agreement results in the entity being a VIE. Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the current default status of the loans, we also have the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we have determined we are the primary beneficiary of this VIE and consolidated the shopping center and adjacent building as of March 30, 2010. Therefore, our investment in the property is included in “real estate” in the consolidated balance sheets as of March 31, 2011 and December 31, 2010. However, given our position as lender, creditors of this VIE do not have recourse to our general assets.

NOTE 4—REAL ESTATE PARTNERSHIPS

Federal/Lion Venture LP

We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2011, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
OPERATING RESULTS
Revenue	$4,968	$4,655
Expenses
Other operating expenses	1,756	1,962
Depreciation and amortization	1,278	1,268
Interest expense	848	852

Total expenses	3,882	4,082

Net income	$1,086	$573

Our share of net income from real estate partnership	$357	$193

	March 31, 2011	December 31, 2010
	(In thousands)
BALANCE SHEETS
Real estate, net	$180,595	$181,565
Cash	3,208	3,054
Other assets	6,548	7,336

Total assets	$190,351	$191,955

Mortgages payable	$57,533	$57,584
Other liabilities	4,936	5,439
Partners’ capital	127,882	128,932

Total liabilities and partners’ capital	$190,351	$191,955

Our share of unconsolidated debt	$17,260	$17,275

Our investment in real estate partnership	$35,133	$35,504

Taurus Newbury Street JV II Limited Partnership

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture limited partnership with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), which plans to acquire, operate and redevelop up to $200 million of properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. Accounting policies for the Newbury Street Partnership are similar to accounting policies followed by the Trust.

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

Newbury Street Partnership owns two buildings located on Newbury Street in Boston, Massachusetts. The buildings include approximately 32,000 square feet of retail and office space for which a significant portion of the office space was vacant when the properties were acquired and is currently being leased up. We provided an $8.8 million interest-only loan secured by the two buildings. The loan matures in May 2012, subject to a one-year extension option, and bears interest at 30-day LIBOR plus 400 basis points. Intercompany profit generated from interest income on the loan is eliminated in consolidation. All amounts contributed and advanced to Newbury Street Partnership are included in “Investment in real estate partnerships” in the consolidated balance sheets.

Due to the timing of receiving financial information from the general partner, our share of operating earnings is recorded one quarter in arrears. Consequently, the following tables provide summarized operating results for the three months ended December 31, 2010, and the financial position of the Newbury Street Partnership as of December 31, 2010:

OPERATING RESULTS (in thousands)
Revenue	$256
Expenses
Other operating expenses	213
Depreciation and amortization	87
Interest expense	98

Total expenses	398

Net loss	$(142)

Our share of net loss from real estate partnership	$(34)

BALANCE SHEET (in thousands)
Real estate, net	$17,121
Cash	264
Other assets	358

Total assets	$17,743

Mortgages payable	$8,750
Other liabilities	393
Partners’ capital	8,600

Total liabilities and partners’ capital	$17,743

Our investment in real estate partnership	$16,137

NOTE 5—DEBT

In connection with the acquisition of Tower Shops on January 19, 2011, we assumed a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The mortgage loan bore interest at 6.52%, had a scheduled maturity in July 2015 and was contractually pre-payable after June 2011 with a 3% prepayment premium. On March 24, 2011, the lender unexpectedly allowed us to repay the $41.0 million mortgage loan prior to the permitted prepayment date including the 3% prepayment premium of $1.2 million. The $0.3 million of income from early extinguishment of debt in the three months ended March 31, 2011, relates to the early payoff of this loan and includes the write-off of the unamortized debt premium of $1.7 million net of the 3% prepayment premium and unamortized debt fees. The mortgage loan was repaid with funds borrowed on our $300.0 million revolving credit facility.

On February 15, 2011, we repaid our $75.0 million 4.50% senior notes on the maturity date using funds borrowed on our $300.0 million revolving credit facility.

During the three months ended March 31, 2011, the maximum amount of borrowings outstanding under our $300.0 million revolving credit facility was $222.0 million, the weighted average amount of borrowings outstanding was $152.6 million, and the weighted average interest rate, before amortization of debt fees, was 0.71%. At March 31, 2011, there was $192.0 million outstanding on our revolving credit facility. During the three months ended March 31, 2010, no amounts were outstanding on our revolving credit facility.

Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2011, we were in compliance with all loan covenants.

NOTE 6—FAIR VALUE OF FINANCIAL INSTRUMENTS

Except as disclosed below, the carrying amount of our financial instruments approximates their fair value. The fair value of our mortgages payable, notes payable and senior notes and debentures is sensitive to fluctuations in interest rates. Quoted market prices were used to estimate the fair value of our marketable senior notes and debentures and discounted cash flow analysis is generally used to estimate the fair value of our mortgages and notes payable. Considerable judgment is necessary to estimate the fair value of financial instruments. The estimates of fair value presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. A summary of the carrying amount and fair value of our mortgages payable, notes payable and senior notes and debentures is as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$739,668	$799,524	$627,382	$685,552
Senior notes and debentures	$1,004,788	$1,099,630	$1,079,827	$1,168,679

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

In March 2011, we paid the final judgment of $16.2 million related to a previously disclosed lawsuit regarding a parcel of land located adjacent to Santana Row. The final judgment was previously accrued and is included in “accounts payable and accrued expenses” in our consolidated balance sheet at December 31, 2010.

Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 362,314 operating partnership units are outstanding which have a total fair value of $29.6 million, based on our closing stock price on March 31, 2011.

NOTE 8—SHAREHOLDERS’ EQUITY

The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2011		2010
	Declared	Paid	Declared	Paid
Common shares	$0.670	$0.670	$0.660	$0.660
5.417% Series 1 Cumulative Convertible Preferred	$0.339	$0.339	$0.339	$0.339

On February 24, 2011, we entered into an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2011, we issued 592,589 shares at a weighted average price per share of $82.45 for net cash proceeds of $48.0 million and paid $0.7 million in commissions related to the sales of these common shares.

NOTE 9—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Minimum rents
Retail and commercial	$97,313	$93,843
Residential	5,525	5,293
Cost reimbursement	29,065	28,919
Percentage rent	1,401	1,461
Other	1,966	1,832

Total rental income	$135,270	$131,348

Minimum rents include $1.1 million for the three months ended March 31, 2011 and 2010 to recognize minimum rents on a straight-line basis. In addition, minimum rents for the three months ended March 31, 2011 and 2010 include $(0.6) million and $(0.5) million, respectively, to recognize income from the amortization of above market leases and $0.9 million to recognize income from the amortization of below market leases. Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, the Crest at Congressional Plaza Apartments, Santana Row, and Bethesda Row.

NOTE 10—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Share-based compensation incurred
Grants of common shares	$1,935	$1,554
Grants of options	254	272

	2,189	1,826
Capitalized share-based compensation	(182)	(193)

Share-based compensation expense	$2,007	$1,633

NOTE 11—EARNINGS PER SHARE

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. We had approximately 0.3 million and 0.2 million weighted average unvested shares outstanding which are considered participating securities for the three months ended March 31, 2011 and 2010, respectively. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.

In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods; 0.1 million and 0.5 million stock options have been excluded for the three months ended March 31, 2011 and 2010, respectively, as they were anti-dilutive. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$32,344	$30,594
Less: Preferred share dividends	(135)	(135)
Less: Net income attributable to noncontrolling interests	(1,198)	(1,334)
Less: Earnings allocated to unvested shares	(191)	(134)

Income from continuing operations available for common shareholders	30,820	28,991
Income (loss) from discontinued operations	40	(40)

Net income available for common shareholders, basic and diluted	$30,860	$28,951

DENOMINATOR
Weighted average common shares outstanding—basic	61,471	61,089
Effect of dilutive securities:
Stock options	158	131

Weighted average common shares outstanding—diluted	61,629	61,220

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.50	$0.47
Discontinued operations	—	—

	$0.50	$0.47

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.50	$0.47
Discontinued operations	—	—

	$0.50	$0.47

Income from continuing operations attributable to the Trust	$31,146	$29,260

NOTE 12—SUBSEQUENT EVENTS

On April 1, 2011, we sold one building on Fifth Avenue in San Diego, California for a sales price of $1.7 million. The operations of this building are included in discontinued operations in the consolidated statements of operations and included in “assets held for sale” in our consolidated balance sheets for all periods presented.

On April 29, 2011, we repaid the $31.7 million mortgage loan on Federal Plaza which had an original maturity date of June 1, 2011. This loan was repaid with funds borrowed on our $300.0 million revolving credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2011.

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

Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of March 31, 2011, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 86 predominantly retail real estate projects comprising approximately 18.6 million square feet. In total, the real estate projects were 93.8% leased and 93.5% occupied at March 31, 2011. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of March 31, 2011. In total, the joint venture properties in which we own a 30% interest were 90.5% leased and 90.4% occupied at March 31, 2011.

2011 Significant Property Acquisition

On January 19, 2011, we acquired the fee interest in Tower Shops located in Davie, Florida for a net purchase price of $66.1 million which includes the assumption of a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The property contains approximately 372,000 square feet of gross leasable area on 67 acres and is shadow-anchored by Home Depot and Costco. As part of the preliminary purchase price allocation, approximately $1.2 million and $4.4 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. This allocation will be finalized after various valuation studies are complete. We incurred a total of $0.4 million of acquisition costs of which $0.2 million were incurred in 2011 and are included in “general and administrative expenses” for the three months ended March 31, 2011.

In conjunction with the acquisition, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary which is for a maximum of 180 days and allows us, for tax purposes, to defer gains on sale of other properties identified and sold within this period. Until the earlier of termination of this exchange agreement or July 19, 2011, the third party intermediary is the legal owner of the property. However, we control the activities that most significantly impact the property and retain all of the economic benefits and risks associated with the property. Therefore, we have determined we are the primary beneficiary of this VIE and consolidated the property and its operations as of January 19, 2011.

2011 Significant Debt, Equity and Other Transactions

In connection with the acquisition of Tower Shops on January 19, 2011, we assumed a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The mortgage loan bore interest at 6.52%, had a scheduled maturity in July 2015 and was contractually pre-payable after June 2011 with a 3% prepayment premium. On March 24, 2011, the lender unexpectedly allowed us to repay the $41.0 million mortgage loan prior to the permitted prepayment date including the 3% prepayment premium of $1.2 million. The $0.3 million of income from early extinguishment of debt in the three months ended March 31, 2011, relates to the early payoff of this loan and includes the write-off of the unamortized debt premium of $1.7 million net of the 3% prepayment premium and unamortized debt fees. The mortgage loan was repaid with funds borrowed on our $300.0 million revolving credit facility.

On February 15, 2011, we repaid our $75.0 million 4.50% senior notes on the maturity date using funds borrowed on our $300.0 million revolving credit facility.

On February 24, 2011, we entered into an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2011, we issued 592,589 shares at a weighted average price per share of $82.45 for net cash proceeds of $48.0 million and paid $0.7 million in commissions related to the sales of these common shares.

In March 2011, we paid the final judgment of $16.2 million related to a previously disclosed lawsuit regarding a parcel of land located adjacent to Santana Row. The final judgment was previously accrued and is included in “accounts payable and accrued expenses” in our consolidated balance sheet at December 31, 2010.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property redevelopments,

•	expansion of our portfolio through property acquisitions, and

•	growth in our same-center portfolio.

Our properties are located in densely populated or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2011 and 2012, we expect to have redevelopment projects stabilizing with projected costs of approximately $47 million and $52 million, respectively.

Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at March 31, 2011 is approximately $117 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. We expect that we will structure any future development in a manner designed to mitigate our risk which may include transfers of entitlements or co-developing with other companies. We have entered into a preliminary agreement with a residential developer for the first phase of development and continue our current predevelopment work and infrastructure work. We expect to invest between $10 million and $30 million related to the development in 2011, net of expected public funding. However, we do not intend to move forward with construction of the first phase of the project until the Massachusetts Bay Transit Authority (“MBTA”) has received qualified bids from contractors showing that a new orange line T-stop can be built at the property for no more than the public and private funding that has been committed for this T-stop and the contingencies to releasing those funds have been satisfied. If the MBTA does not receive qualified bids demonstrating that the T-stop can be built for the amount committed for construction or the contingencies to releasing those funds are not satisfied, it is unlikely we would commence construction and be able to recover our basis in the property and as a result, would be required to record an impairment.

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

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. The current economic environment may, however, impact our ability to increase rental rates in the short-term and may require us to decrease some rental rates. This will have a long-term impact over the contractual term of the lease agreement, which on average is between five and ten years. We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy to be a driver of our same-center growth over the long term as we are able to re-lease these vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2011, no single tenant accounted for more than 2.6% of annualized base rent.

The current economic environment has impacted the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. Since 2008, we have seen a number of our tenants experiencing declining sales, vacating early, or filing for bankruptcy, as well as seeking rent relief from us as landlord. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. While we believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, we may see an increase in vacancy over the short term that could have a negative impact on our revenue and bad debt expense. We expect our occupancy rate will decrease in the short term as we seek to re-lease approximately 103,000 square feet of space that became vacant in April 2011 due to the rejection of three leases by Borders Group and the rejection of five leases by Blockbuster in their respective bankruptcy proceedings. We are currently working to re-lease the space but expect the leasing and final occupancy of the spaces to take several quarters. Conversely, since the latter part of 2010, we have also seen signs of improvement for some of our tenants as well as increased interest from prospective tenants for our retail spaces; however, there can be no assurance that these positive signs will continue. We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate any future impact.

At March 31, 2011, the leasable square feet in our properties was 93.5% occupied and 93.8% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

Lease Rollovers

In first quarter 2011, we signed leases for a total of 382,000 square feet of retail space including 340,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis and 24% on a straight-line basis. New leases for comparable spaces were signed for 145,000 square feet at an average rental increase of 19% on a cash basis and 34% on a straight-line basis. Renewals for comparable spaces were signed for 195,000 square feet at an average rental increase of 6% on a cash basis and 18% on a straight-line basis.

The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and in some instances, projections of percentage rent, to be paid on the new lease. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure.

The leases signed in first quarter 2011 generally become effective over the following two years though some may not become effective until 2013 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

In 2011, we expect a similar level of leasing activity compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2011 AND 2010

			Change
	2011	2010	Dollars	%
	(Dollar amounts in thousands)
Rental income	$135,270	$131,348	$3,922	3.0%
Other property income	2,090	5,910	(3,820)	-64.6%
Mortgage interest income	1,121	1,066	55	5.2%

Total property revenue	138,481	138,324	157	0.1%

Rental expenses	29,599	29,904	(305)	-1.0%
Real estate taxes	15,508	15,088	420	2.8%

Total property expenses	45,107	44,992	115	0.3%

Property operating income	93,374	93,332	42	0.0%
Other interest income	15	182	(167)	-91.8%
Income from real estate partnerships	323	193	130	67.4%
Interest expense	(25,044)	(25,962)	918	-3.5%
Early extinguishment of debt	296	(2,801)	3,097	-110.6%
General and administrative expense	(6,051)	(5,489)	(562)	10.2%
Depreciation and amortization	(30,569)	(28,861)	(1,708)	5.9%

Total other, net	(61,030)	(62,738)	1,708	-2.7%

Income from continuing operations	32,344	30,594	1,750	5.7%
Income (loss) from discontinued operations	40	(40)	80	200.0%

Net income	32,384	30,554	1,830	6.0%
Net income attributable to noncontrolling interests	(1,198)	(1,334)	136	-10.2%

Net income attributable to the Trust	$31,186	$29,220	$1,966	6.7%

Property Revenues

Total property revenue increased $0.2 million, or 0.1%, to $138.5 million in the three months ended March 31, 2011 compared to $138.3 million in the three months ended March 31, 2010. The percentage occupied at our shopping centers remained unchanged at 93.5% for March 31, 2011 and 2010. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $3.9 million, or 3.0%, to $135.3 million in the three months ended March 31, 2011 compared to $131.3 million in the three months ended March 31, 2010 due primarily to the following:

•	an increase of $1.8 million attributable to properties acquired in 2010 and 2011,

•	an increase of $1.0 million at redevelopment properties due primarily to increased occupancy and rental rates on new leases, and

•	an increase of $0.9 million at same-center properties due primarily to higher rental rates on new and renewal leases partially offset by lower recoveries.

Other Property Income

Other property income decreased $3.8 million, or 64.6%, to $2.1 million in the three months ended March 31, 2011 compared to $5.9 million in the three months ended March 31, 2010. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a decrease in lease termination fees at redevelopment properties.

Property Expenses

Total property expenses increased $0.1 million, or 0.3%, to $45.1 million in the three months ended March 31, 2011 compared to $45.0 million in the three months ended March 31, 2010. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses decreased $0.3 million, or 1.0%, to $29.6 million in the three months ended March 31, 2011 compared to $29.9 million in the three months ended March 31, 2010. This decrease is primarily due to the following:

•	a decrease of $0.6 million in ground rent due to the fourth quarter 2010 purchases of the fee interest in the land under Pentagon Row and a portion of Bethesda Row,

•	a decrease of $0.6 million in bad debt expense at same-center and redevelopment properties, and

•	a decrease of $0.5 million in repairs and maintenance at same center and redevelopment properties due primarily to lower snow removal costs in 2011 compared to 2010,

partially offset by

•	an increase of $0.5 million related to properties acquired in 2010 and 2011, and

•	an increase of $0.5 million in marketing expense primarily due to our Assembly Row project.

As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 21.5% in the three months ended March 31, 2011 from 21.8% in the three months ended March 31, 2010.

Real Estate Taxes

Real estate tax expense increased $0.4 million, or 2.8% to $15.5 million in the three months ended March 31, 2011 compared to $15.1 million in the three months ended March 31, 2010 due primarily to properties acquired in 2010 and 2011.

Property Operating Income

Property operating income was $93.4 million in the three months ended March 31, 2011 compared to $93.3 million in the three months ended March 31, 2010. This increase is primarily due to growth in earnings at same-center properties and properties acquired in 2010 and 2011 partially offset by a decrease in lease termination fees at redevelopment properties.

Other

Interest Expense

Interest expense decreased $0.9 million, or 3.5%, to $25.0 million in the three months ended March 31, 2011 compared to $26.0 million in the three months ended March 31, 2010. This decrease is due primarily to the following:

•	a decrease of $1.9 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.2 million in capitalized interest,

partially offset by

•	an increase of $1.3 million due to higher borrowings.

Gross interest costs were $26.8 million and $27.5 million in the three months ended March 31, 2011 and 2010, respectively. Capitalized interest was $1.8 million and $1.5 million in the three months ended March 31, 2011 and 2010, respectively.

Early Extinguishment of Debt

The $0.3 million of income from early extinguishment of debt in the three months ended March 31, 2011 is due to the write-off of unamortized debt premium net of a 3% prepayment premium and unamortized debt fees related to the payoff of our mortgage loan on Tower Shops prior to its contractual prepayment date. The $2.8 million early extinguishment of debt expense in the three months ended March 31, 2010 is due to the write-off of unamortized debt fees related to the $250.0 million payoff of the term loan prior to its maturity date.

General and Administrative Expense

General and administrative expense increased $0.6 million, or 10.2%, to $6.1 million in the three months ended March 31, 2011 from $5.5 million in the three months ended March 31, 2010. This increase is due primarily to higher personnel related costs, higher acquisition costs as a result of expensing all transaction costs on higher acquisitions volume partially offset by lower legal fees as a result of litigation regarding certain rights to acquire the land under Pentagon Row which was fully resolved in fourth quarter 2010.

Depreciation and Amortization

Depreciation and amortization expense increased $1.7 million, or 5.9%, to $30.6 million in the three months ended March 31, 2011 from $28.9 million in the three months ended March 31, 2010. This increase is due primarily to 2010 and 2011 acquisitions, accelerated depreciation due to the change in use of certain redevelopment buildings, and capital improvements at same-center and redevelopment properties.

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

On February 24, 2011, we entered into an ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. As of March 31, 2011, we issued 592,589 shares for net cash proceeds of $48.0 million. We intend to use the proceeds from these sales to fund potential acquisition opportunities, fund our redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes.

Cash and cash equivalents decreased $5.8 million to $10.0 million at March 31, 2011; however, cash and cash equivalents are not the only indicator of our liquidity. We also have a $300.0 million unsecured revolving credit facility that matures July 27, 2011, which had an outstanding balance of $192.0 million at March 31, 2011. For the three months ended March 31, 2011, the maximum amount of borrowings outstanding under our revolving credit facility was $222.0 million, the weighted average amount of borrowings outstanding was $152.6 million and the weighted average interest rate, before amortization of debt fees, was 0.71%. Also, as of March 31, 2011, we had the capacity to issue up to $251.1 million in common shares under our ATM equity program.

As of March 31, 2011, we have $37.3 million of debt maturities related to mortgages payable during the remainder of 2011, of which $31.7 million was repaid in April 2011. Additionally, our $300.0 million revolving credit facility matures in July 2011. We are currently working with lenders to refinance the facility and anticipate being able to obtain at least similar levels of commitments under a new credit facility. We expect the interest rate to be higher than our current revolving credit facility consistent with current market rates for similar facilities. We currently believe that cash flows from operations, cash on hand, our ATM equity program and our revolving credit facility will be sufficient to finance our operations and fund our capital expenditures.

Our overall capital requirements during the remainder of 2011 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row and future phases of existing properties. While the amount of future expenditures will depend on numerous factors, we expect to incur at least similar levels of capital expenditures in 2011 compared to prior periods which will be funded on a short-term basis with cash flow from operations, cash on hand, a revolving credit facility and/or shares issued under our ATM equity program, and on a long-term basis, with long-term debt or equity. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past success as well as the status of the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash provided by operating activities	$45,999	$57,961
Cash used in investing activities	(52,908)	(25,235)
Cash provided by (used in) financing activities	1,113	(145,521)

Decrease in cash and cash equivalents	(5,796)	(112,795)
Cash and cash equivalents, beginning of year	15,797	135,389

Cash and cash equivalents, end of period	$10,001	$22,594

Net cash provided by operating activities decreased $12.0 million to $46.0 million during the three months ended March 31, 2011 from $58.0 million during the three months ended March 31, 2010. The decrease was primarily attributable to the $16.2 million payment of the final judgment related to a previously disclosed lawsuit, timing of operating expense billings to tenants partially offset by timing of payments related to operating expenses.

Net cash used in investing activities increased $27.7 million to $52.9 million during the three months ended March 31, 2011 from $25.2 million during the three months ended March 31, 2010. The increase was primarily attributable to:

•	$18.9 million related to the acquisition of Tower Shops in January 2011, and

•	$18.7 million increase in capital investments,

partially offset by

•	$10.5 million acquisition of a first mortgage loan in March 2010.

Net cash provided by financing activities increased $146.6 million to $1.1 million during the three months ended March 31, 2011 compared to $145.5 million of cash used during the three months ended March 31, 2010. The increase was primarily attributable to:

•	$207.6 million decrease in repayment of mortgages, capital leases and notes payable due substantially to the $250 million payoff of our term loan in 2010,

•	$115.0 million increase in net borrowings on our revolving credit facility, and

•	$47.6 million increase in net proceeds from the issuance of common shares due primarily to the sale of 0.6 million shares under our ATM equity program entered into in February 2011,

partially offset by

•	$148.6 million in net proceeds from the issuance of 5.90% senior notes in March 2010 and no issuances in 2011, and

•	$75.0 million repayment of 4.50% senior notes in February 2011.

Off-Balance Sheet Arrangements

We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2011, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At March 31, 2011, our investment in the Partnership was $35.1 million and the Partnership had approximately $57.5 million of mortgages payable outstanding. Our share of principal and interest payments is as follows:

	Joint Venture Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)	$21,850	$792	$2,112	$8,272	$10,674

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture limited partnership with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), which plans to acquire, operate and redevelop up to $200 million in properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. Accounting policies for the Newbury Street Partnership are similar to accounting policies followed by the Trust. The entity is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. The buy-sell can be exercised only in certain circumstances through May 2014 and may be initiated by either party at anytime thereafter which could result in either the sale of our interest or the use of available cash or borrowings to acquire Taurus’ interest. At March 31, 2011, Newbury Street Partnership owned two properties containing both retail and office space and we had invested approximately $16.8 million in Newbury Street Partnership including an $8.8 million mortgage loan.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of March 31, 2011:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2011	Stated Interest Rate as of March 31, 2011	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Federal Plaza (2)	36,500	$31,728	6.75%	June 1, 2011
Tysons Station	7,000	5,665	7.40%	September 1, 2011
Courtyard Shops	Acquired	7,230	6.87%	July 1, 2012
Bethesda Row	Acquired	19,994	5.37%	January 1, 2013
Bethesda Row	Acquired	4,127	5.05%	February 1, 2013
White Marsh Plaza (3)	Acquired	9,508	6.04%	April 1, 2013
Crow Canyon	Acquired	20,283	5.40%	August 11, 2013
Idylwood Plaza	16,910	16,479	7.50%	June 5, 2014
Leesburg Plaza	29,423	28,673	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	37,077	7.50%	June 5, 2014
Pentagon Row	54,619	53,227	7.50%	June 5, 2014
Melville Mall (4)	Acquired	22,889	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	57,509	5.46%	January 1, 2015
Barracks Road	44,300	39,642	7.95%	November 1, 2015
Hauppauge	16,700	14,944	7.95%	November 1, 2015
Lawrence Park	31,400	28,099	7.95%	November 1, 2015
Wildwood	27,600	24,698	7.95%	November 1, 2015
Wynnewood	32,000	28,636	7.95%	November 1, 2015
Brick Plaza	33,000	29,265	7.42%	November 1, 2015
Rollingwood Apartments	24,050	23,482	5.54%	May 1, 2019
Shoppers’ World	Acquired	5,556	5.91%	January 31, 2021
Mount Vernon (5)	13,250	10,843	5.66%	April 15, 2028
Chelsea	Acquired	7,753	5.36%	January 15, 2031

Subtotal		527,307
Net unamortized discount		(456)

Total mortgages payable		526,851

Notes payable
Unsecured fixed rate
Various (6)	15,308	11,417	3.53%	Various through 2013
Unsecured variable rate
Revolving credit facility (7)	300,000	192,000	LIBOR + 0.425%	July 27, 2011
Escondido (Municipal bonds) (8)	9,400	9,400	0.42%	October 1, 2016

Total notes payable		212,817

Senior notes and debentures
Unsecured fixed rate
6.00% notes	175,000	175,000	6.00%	July 15, 2012
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027

Subtotal		1,004,200
Net unamortized premium		588

Total senior notes and debentures		1,004,788

Capital lease obligations
Various		59,599	Various	Various through 2106

Total debt and capital lease obligations		$1,804,055

1)	Mortgages payable do not include our 30% share ($17.3 million) of the $57.5 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners. It also excludes the $8.8 million mortgage loan on our Newbury Street Partnership for which we are the lender.
2)	We repaid this mortgage loan on April 29, 2011.
3)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.4 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.
4)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control the activities that most significantly impact this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.
5)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
6)	The interest rate of 3.53% represents the weighted average interest rate for three unsecured fixed rate notes payable. These notes mature between April 1, 2012 and January 31, 2013.
7)	The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2011 was $222.0 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 0.71% for the three months ended March 31, 2011.
8)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2011, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.

The following is a summary of our scheduled principal repayments as of March 31, 2011:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
Remainder of 2011	$192,660	(1)	$44,703	$1,062	$238,425
2012	185,727		17,380	1,500	204,607
2013	135,030		72,107	1,609	208,746
2014	150,000		156,364	1,725	308,089
2015	—		203,398	1,851	205,249
Thereafter	553,600		33,355	51,852	638,807

	$1,217,017		$527,307	$59,599	$1,803,923	(2)

1)	Our $300 million revolving credit facility matures on July 27, 2011. As of March 31, 2011, there was $192.0 million drawn under this credit facility.
2)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of March 31, 2011.

Interest Rate Hedging

We had no hedging instruments outstanding during the three months ended March 31, 2011. We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Net income	$32,384	$30,554
Net income attributable to noncontrolling interests	(1,198)	(1,334)
Depreciation and amortization of real estate assets	27,589	26,087
Amortization of initial direct costs of leases	2,240	2,236
Depreciation of joint venture real estate assets	427	351

Funds from operations	61,442	57,894
Dividends on preferred shares	(135)	(135)
Income attributable to operating partnership units	243	245
Income attributable to unvested shares	(280)	(192)

Funds from operations available for common shareholders	$61,270	$57,812

Weighted average number of common shares, diluted (1)	61,991	61,591

Funds from operations available for common shareholders, per diluted share	$0.99	$0.94

(1)	For the three months ended March 31, 2011 and 2010, the weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2011, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2011, we had $1.5 billion of fixed-rate debt outstanding and $59.6 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2011 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $64.4 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2011 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $68.6 million.

Variable Interest Rate Debt

Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2011, we had $201.4 million of variable rate debt outstanding which consisted of $192.0 million outstanding on our revolving credit facility and $9.4 million of municipal bonds. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $2.0 million, and our net income and cash flows for the year would decrease by approximately $2.0 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $1.3 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2011, we paid the final judgment of $16.2 million related to a previously disclosed lawsuit regarding a parcel of land located adjacent to Santana Row. The final judgment was previously accrued and is included in “accounts payable and accrued expenses” in our consolidated balance sheet at December 31, 2010.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2010 filed with the SEC on February 15, 2011. These factors include, but are not limited to, the following:

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

•	risks that the number of properties we acquire for our own account, and therefore the amount of capital we invest in acquisitions, may be impacted by our real estate partnerships;

•	risks normally associated with the real estate industry, including risks that:

•	occupancy levels at our properties and the amount of rent that we receive from our properties may be lower than expected,

•	new acquisitions may fail to perform as expected,

•	competition for acquisitions could result in increased prices for acquisitions,

•	costs associated with the periodic maintenance and repair or renovation of space, insurance and other operations may increase;

•	environmental issues may develop at our properties and result in unanticipated costs, and

•	because real estate is illiquid, we may not be able to sell properties when appropriate;

•	risks that our growth will be limited if we cannot obtain additional capital;

•	risks associated with general economic conditions, including local economic conditions in our geographic markets;

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

We held our Annual Meeting of Shareholders on May 4, 2011.

ITEM 6.	EXHIBITS

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

May 5, 2011	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

May 5, 2011	/s/ Andrew P. Blocher
Andrew P. Blocher,
Senior Vice President - Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated as of March 11, 2009, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.3 to the Trust’s current Report on Form 8-K (File No. 001-07533) and incorporated herein by reference)

4.6	Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 4.50% Notes due 2011, 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; 5.95% Notes due 2014 and the 5.90% Notes due 2020 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.3	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.4	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.5	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description

10.6	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.7	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.8	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.9	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.10	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.11	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.12	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.13	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.14	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.15	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.16	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.20 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-07533) and incorporated herein by reference)

10.17	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.18	Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.19	Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.20	Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.21	Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.22	Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (previously filed as Exhibit 10.29 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.23	Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.24	Amendment to Change in Control Agreement between the Trust and Andrew P. Blocher dated January 1, 2009 (previously filed as Exhibit 10.31 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.25	Amendment to Stock Option Agreements between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.32 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

,Exhibit No.	Description

10.26	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.27	Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.28	Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.29	Credit Agreement dated as of May 4, 2009, by and among the Trust, Wachovia Capital Markets LLC, PNC Capital Markets LLC, Wachovia Bank, National Association, PNC Bank, National Association and various other financial institutions (previously filed as Exhibit 10.36 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-07533) and incorporated herein by reference)

10.30	2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.31	Amendment to 2010 Performance Incentive Plan (“the 2010 Plan”) (previously filed as Appendix A to the Trust’s Proxy Supplement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.32	Restricted Share Award Agreement between the Trust and Donald C. Wood dated October 12, 2010 (previously filed as Exhibit 10.36 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 01-07533) and incorporated herein by reference)

10.33	Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.34 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-07533) (the “2010 Form 10-K”) and incorporated herein by reference)

10.34	Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.35	Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.36	Form of Performance Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.37	Form of Option Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.38	Form of Option Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.39 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.39	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.40	Form of Restricted Share Award Agreement, dated as of February 10, 2011, between the Trust and each of Dawn M. Becker, Jeffrey S. Berkes and Andrew P. Blocher (previously filed as Exhibit 10.41 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

,Exhibit No.	Description

101

The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets,

(2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.