Form 10-Q
period 2011-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2011-08-03
CIK 34903

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of Registrant’s common shares outstanding on July 29, 2011 was 62,805,852.

FEDERAL REALTY INVESTMENT TRUST

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following balance sheet as of December 31, 2010, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $139,785 and $78,846 of consolidated variable interest entities, respectively)	$3,795,754	$3,695,848
Construction-in-progress	180,740	163,200
Assets held for sale/disposal (discontinued operations) (including $0 and $18,311 of consolidated variable interest entities, respectively)	16,503	36,894

	3,992,997	3,895,942
Less accumulated depreciation and amortization (including $5,329 and $4,431 of consolidated variable interest entities, respectively)	(1,084,806)	(1,035,204)

Net real estate	2,908,191	2,860,738
Cash and cash equivalents	19,848	15,797
Accounts and notes receivable, net	73,917	68,997
Mortgage notes receivable, net	56,619	44,813
Investment in real estate partnerships	57,864	51,606
Prepaid expenses and other assets	98,339	110,686
Debt issuance costs, net of accumulated amortization of $9,467 and $9,075, respectively	5,890	6,916

TOTAL ASSETS	$3,220,668	$3,159,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $22,455 and $22,785 of consolidated variable interest entities, respectively)	$487,001	$529,501
Capital lease obligations	59,252	59,940
Notes payable	209,302	97,881
Senior notes and debentures	1,004,737	1,079,827
Accounts payable and accrued expenses	86,552	102,574
Dividends payable	42,452	41,601
Security deposits payable	11,865	11,751
Other liabilities and deferred credits	55,611	55,348

Total liabilities	1,956,772	1,978,423
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 62,798,348 and 61,526,418 shares issued and outstanding, respectively	628	615
Additional paid-in capital	1,767,529	1,666,803
Accumulated dividends in excess of net income	(545,589)	(527,582)

Total shareholders’ equity of the Trust	1,232,565	1,149,833
Noncontrolling interests	31,331	31,297

Total shareholders’ equity	1,263,896	1,181,130

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,220,668	$3,159,553

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
REVENUE
Rental income	$132,999	$129,636	$267,438	$260,461
Other property income	2,146	2,509	4,236	8,419
Mortgage interest income	1,134	1,071	2,255	2,137

Total revenue	136,279	133,216	273,929	271,017

EXPENSES
Rental expenses	25,132	25,511	54,535	55,304
Real estate taxes	15,547	14,828	30,954	29,855
General and administrative	6,395	6,016	12,446	11,505
Depreciation and amortization	31,871	31,020	62,287	59,793

Total operating expenses	78,945	77,375	160,222	156,457

OPERATING INCOME	57,334	55,841	113,707	114,560
Other interest income	20	33	35	215
Interest expense	(23,905)	(25,418)	(48,949)	(51,380)
Early extinguishment of debt	—	—	296	(2,801)
Income from real estate partnerships	444	188	767	381

INCOME FROM CONTINUING OPERATIONS	33,893	30,644	65,856	60,975
DISCONTINUED OPERATIONS
Discontinued operations - income	509	314	930	537
Discontinued operations - gain on deconsolidation of VIE	2,026	—	2,026	—
Discontinued operations - gain on sale of real estate	43	1,000	43	1,000

Results from discontinued operations	2,578	1,314	2,999	1,537

INCOME BEFORE GAIN ON SALE OF REAL ESTATE	36,471	31,958	68,855	62,512
Gain on sale of real estate	—	410	—	410

NET INCOME	36,471	32,368	68,855	62,922
Net income attributable to noncontrolling interests	(1,714)	(1,254)	(2,912)	(2,588)

NET INCOME ATTRIBUTABLE TO THE TRUST	34,757	31,114	65,943	60,334
Dividends on preferred shares	(135)	(135)	(271)	(271)

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$34,622	$30,979	$65,672	$60,063

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.51	$0.47	$1.01	$0.95
Discontinued operations	0.04	0.02	0.05	0.02
Gain on sale of real estate	—	0.01	—	0.01

	$0.55	$0.50	$1.06	$0.98

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.51	$0.47	$1.00	$0.95
Discontinued operations	0.04	0.02	0.05	0.02
Gain on sale of real estate	—	0.01	—	0.01

	$0.55	$0.50	$1.05	$0.98

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2011

(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in	Accumulated Dividends in Excess of Net	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Interests	Equity
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2010	399,896	$9,997	61,526,418	$615	$1,666,803	$(527,582)	$31,297	$1,181,130

Net income/comprehensive income	—	—	—	—	—	65,943	2,912	68,855
Dividends declared to common shareholders	—	—	—	—	—	(83,679)	—	(83,679)
Dividends declared to preferred shareholders	—	—	—	—	—	(271)	—	(271)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(2,403)	(2,403)
Common shares issued	—	—	1,085,705	11	90,121	—	—	90,132
Exercise of stock options	—	—	82,716	1	5,439	—	—	5,440
Shares issued under dividend reinvestment plan	—	—	15,289	—	1,215	—	—	1,215
Share-based compensation expense, net	—	—	88,220	1	4,047	—	—	4,048
Conversion and redemption of OP units	—	—	—	—	(96)	—	(55)	(151)
Deconsolidation of VIE	—	—	—	—	—	—	(420)	(420)

BALANCE AT JUNE 30, 2011	399,896	$9,997	62,798,348	$628	$1,767,529	$(545,589)	$31,331	$1,263,896

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income	$68,855	$62,922
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	62,632	60,110
Gain on sale of real estate	(43)	(1,410)
Gain on deconsolidation of VIE	(2,026)	—
Early extinguishment of debt	(296)	2,801
Income from real estate partnerships	(767)	(381)
Other, net	1,675	1,018
Changes in assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in accounts receivable	(2,921)	2,418
Decrease in prepaid expenses and other assets	10,579	5,645
Decrease in accounts payable and accrued expenses	(16,868)	(1,835)
Decrease in security deposits and other liabilities	(2,122)	(1,943)

Net cash provided by operating activities	118,698	129,345
INVESTING ACTIVITIES
Acquisition of real estate	(19,196)	—
Capital expenditures - development and redevelopment	(35,971)	(19,063)
Capital expenditures - other	(19,031)	(9,850)
Proceeds from sale of real estate	1,497	—
Investment in real estate partnerships	(6,947)	(16,720)
Distribution from real estate partnership in excess of earnings	511	258
Leasing costs	(6,335)	(4,712)
Repayment (issuance) of mortgage and other notes receivable, net	8,712	(11,858)

Net cash used in investing activities	(76,760)	(61,945)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	112,000	(450)
Issuance of senior notes, net of costs	—	148,457
Purchase and retirement of senior notes	(75,000)	—
Issuance of mortgages, capital leases and notes payable, net of costs	—	9,950
Repayment of mortgages, capital leases and notes payable	(86,021)	(256,403)
Issuance of common shares	96,787	3,489
Dividends paid to common and preferred shareholders	(83,098)	(81,165)
Distributions to noncontrolling interests	(2,555)	(3,110)

Net cash used in financing activities	(37,887)	(179,232)

Increase (decrease) in cash and cash equivalents	4,051	(111,832)
Cash and cash equivalents at beginning of year	15,797	135,389

Cash and cash equivalents at end of period	$19,848	$23,557

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION

Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of June 30, 2011, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 86 predominantly retail real estate projects.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

Use of Estimates

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

Acquisition of Real Estate

Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. When we acquire operating real estate properties, the purchase price is allocated to land, building, improvements, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of in-place lease value when we consider these to be bargain renewal options. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for us in the first quarter of 2012 and is not expected to have a significant impact to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This pronouncement is effective for us in the first quarter of 2012 and will not have a significant impact to our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$52,585	$54,370
Interest capitalized	(3,636)	(2,990)

Interest expense	$48,949	$51,380

Cash paid for interest, net of amounts capitalized	$50,197	$48,830

Cash paid for income taxes	$537	$86

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loan assumed with acquisition	$42,938	$—
Deconsolidation of VIE	$18,311	$—

NOTE 3—REAL ESTATE

On January 19, 2011, we acquired the fee interest in Tower Shops located in Davie, Florida for a net purchase price of $66.1 million which includes the assumption of a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The property contains approximately 372,000 square feet of gross leasable area on 67 acres and is shadow-anchored by Home Depot and Costco. Approximately $1.2 million and $4.4 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. We incurred a total of $0.4 million of acquisition costs of which $0.2 million were incurred in 2011 and are included in “general and administrative expenses” for the six months ended June 30, 2011.

In conjunction with the acquisition, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary which is for a maximum of 180 days and allows us, for tax purposes, to defer gains on sale of other properties identified and sold within this period. Until July 12, 2011, the third party intermediary was the legal owner of the property. However, we control the activities that most significantly impact the property and retain all of the economic benefits and risks associated with the property. Therefore, we have determined we are the primary beneficiary of this VIE and consolidated the property and its operations as of January 19, 2011.

On July 12, 2011, we sold Feasterville Shopping Center located in Feasterville, Pennsylvania for a sales price of $20.0 million. The operations of this property are included in “discontinued operations” in the consolidated statements of operations and included in “assets held for sale/disposal” in our consolidated balance sheets for all periods presented. The sale was completed as a Section 1031 tax deferred exchange transaction with the acquisition of Tower Shops.

NOTE 4—MORTGAGE NOTES RECEIVABLE

Prior to June 30, 2011, we were the lender on a first and second mortgage loan on a shopping center and an adjacent commercial building in Norwalk, Connecticut. Our carrying amount of the loans was approximately $18.3 million. The loans were in default and foreclosure proceedings had been filed, however, we were in negotiations with the borrower to refinance the loans. On June 30, 2011, we refinanced the existing loans with a first mortgage loan which has a principal balance of $11.9 million, bears interest at 6.0%, and matures on June 30, 2014, subject to a one year extension option. The loan is secured by the shopping center in Norwalk, Connecticut. As part of the refinancing, we received approximately $8.7 million in cash.

Because the loans were in default, we had certain rights under the first mortgage loan agreement that gave us the ability to direct the activities that most significantly impacted the shopping center. Although we did not exercise those rights, the existence of those rights in the loan agreement resulted in the entity being a VIE. Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the default status of the loans, we also had the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we were the primary beneficiary of this VIE and consolidated the shopping center and adjacent building from March 30, 2010 to June 29, 2011. Our investment in the property is included in “assets held for sale/disposal” in the consolidated balance sheet at December 31, 2010 and the operations of the entity are included in “discontinued operations” for all periods presented.

In conjunction with the refinancing of the loans, we re-evaluated our status as the primary beneficiary of the VIE. As the loan is not in default, we no longer have certain rights that give us the ability to control the activities that most significantly impact the shopping center. Our current involvement in the property is solely as the lender on the $11.9 million mortgage loan with protective rights as the lender. Therefore, we are no longer the primary beneficiary and deconsolidated the entity as of June 30, 2011. We recognized a $2.0 million gain on deconsolidation as part of the refinancing which is included in “discontinued operations - gain on deconsolidation of VIE” for the three and six months ended June 30, 2011. The mortgage loan receivable was recorded at its estimated fair value of $11.9 million and is included in “mortgage notes receivable” on the balance sheet at June 30, 2011. The $11.9 million also reflects our maximum exposure to loss related to this investment.

The change in design of the entity including the refinancing of the loan was a VIE reconsideration event. Given that the loan is no longer in default, we, as lender, do not have the power to direct the activities that most significantly impact the entity, and the additional equity investment at risk provided by the entity’s equity holders, the entity is no longer a VIE.

NOTE 5—REAL ESTATE PARTNERSHIPS

Federal/Lion Venture LP

We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of June 30, 2011, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
OPERATING RESULTS
Revenue	$4,676	$4,523	$9,644	$9,178
Expenses
Other operating expenses	1,228	1,380	2,984	3,342
Depreciation and amortization	1,290	1,244	2,568	2,512
Interest expense	848	850	1,696	1,702

Total expenses	3,366	3,474	7,248	7,556

Net income	$1,310	$1,049	$2,396	$1,622

Our share of net income from real estate partnership	$444	$353	$801	$546

	June 30, 2011	December 31, 2010
	(In thousands)
BALANCE SHEETS
Real estate, net	$179,481	$181,565
Cash	3,679	3,054
Other assets	6,340	7,336

Total assets	$189,500	$191,955

Mortgages payable	$57,481	$57,584
Other liabilities	4,829	5,439
Partners’ capital	127,190	128,932

Total liabilities and partners’ capital	$189,500	$191,955

Our share of unconsolidated debt	$17,244	$17,275

Our investment in real estate partnership	$34,963	$35,504

Taurus Newbury Street JV II Limited Partnership

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture limited partnership with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), which plans to acquire, operate and redevelop up to $200 million of properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. Accounting policies for the Newbury Street Partnership are similar to accounting policies followed by the Trust. Intercompany profit generated from interest income on loans we have provided to the partnership is eliminated in consolidation. All amounts contributed and advanced to Newbury Street Partnership are included in “Investment in real estate partnerships” in the consolidated balance sheets.

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

On May 26, 2011, Newbury Street Partnership acquired the fee interest in a 6,700 square foot building located on Newbury Street for a purchase price of $6.2 million. We contributed approximately $2.8 million towards the acquisition and provided a $3.1 million interest-only loan secured by the building. This loan and the $8.8 million loan secured by the other two buildings owned by the partnership bear interest at LIBOR plus 400 basis points and mature in May 2012, subject to a one-year extension option. This purchase increases Newbury Street Partnership’s portfolio to three buildings all located on Newbury Street with a total of approximately 39,000 square feet of mixed-use gross leasable area. Our investment in Newbury Street Partnership was $22.9 million and $16.1 million, respectively, at June 30, 2011 and December 31, 2010.

Due to the timing of receiving financial information from the general partner, our share of operating earnings is recorded one quarter in arrears. Consequently, the following tables provide summarized operating results for the six months ended March 31, 2011, and the financial position of the Newbury Street Partnership as of March 31, 2011 and December 31, 2010:

OPERATING RESULTS (in thousands)
Revenue	$548
Expenses
Other operating expenses	379
Depreciation and amortization	176
Interest expense	194

Total expenses	749

Net loss	$(201)

Our share of net loss from real estate partnership	$(34)

	March 31, 2011	December 31, 2010
	(In thousands)
BALANCE SHEETS
Real estate, net	$17,463	$17,121
Cash	379	264
Other assets	365	358

Total assets	$18,207	$17,743

Mortgages payable	$8,750	$8,750
Other liabilities	816	393
Partners’ capital	8,641	8,600

Total liabilities and partners’ capital	$18,207	$17,743

NOTE 6—DEBT

In connection with the acquisition of Tower Shops on January 19, 2011, we assumed a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The mortgage loan bore interest at 6.52%, had a scheduled maturity in July 2015 and was contractually pre-payable after June 2011 with a 3% prepayment premium. On March 24, 2011, the lender unexpectedly allowed us to repay the $41.0 million mortgage loan prior to the permitted prepayment date including the 3% prepayment premium of $1.2 million. The $0.3 million of income from early extinguishment of debt in the six months ended June 30, 2011, relates to the early payoff of this loan and includes the write-off of the unamortized debt premium of $1.7 million net of the 3% prepayment premium and unamortized debt fees. The mortgage loan was repaid with funds borrowed on our $300.0 million revolving credit facility.

On February 15, 2011, we repaid our $75.0 million 4.50% senior notes on the maturity date using funds borrowed on our $300.0 million revolving credit facility.

On April 29, 2011, we repaid the $31.7 million mortgage loan on Federal Plaza which had an original maturity date of June 1, 2011. This loan was repaid with funds borrowed on our $300.0 million revolving credit facility.

On June 1, 2011, we repaid the $5.6 million mortgage loan on Tysons Station which had an original maturity date of September 1, 2011. This loan was repaid with funds borrowed on our $300.0 million revolving credit facility.

During the three and six months ended June 30, 2011, the maximum amount of borrowings outstanding under our $300.0 million revolving credit facility was $265.0 million for both periods, the weighted average amount of borrowings outstanding was $220.3 million and $186.6 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 0.66% and 0.68%, respectively. At June 30, 2011, there was $189.0 million outstanding on our revolving credit facility.

Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2011, we were in compliance with all loan covenants.

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$696,303	$760,107	$627,382	$685,552
Senior notes and debentures	$1,004,737	$1,105,001	$1,079,827	$1,168,679

NOTE 8—COMMITMENTS AND CONTINGENCIES

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

Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 360,314 operating partnership units are outstanding which have a total fair value of $30.7 million, based on our closing stock price on June 30, 2011.

NOTE 9—SHAREHOLDERS’ EQUITY

The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2011		2010
	Declared	Paid	Declared	Paid
Common shares	$1.340	$1.340	$1.320	$1.320
5.417% Series 1 Cumulative Convertible Preferred	$0.677	$0.677	$0.677	$0.677

On February 24, 2011, we entered into an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended June 30, 2011, we issued 493,022 common shares at a weighted average price per share of $86.93 for net cash proceeds of $42.2 million and paid $0.6 million in commissions related to the sales of these common shares. For the six months ended June 30, 2011, we issued 1,085,611 common shares at a weighted average price per share of $84.48 for net cash proceeds of $90.1 million and paid $1.4 million in commissions related to the sales of these common shares.

NOTE 10—COMPONENTS OF RENTAL INCOME

The principal components of rental income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Minimum rents
Retail and commercial	$98,232	$94,777	$194,968	$188,276
Residential (1)	5,687	5,357	11,212	10,650
Cost reimbursement	25,538	26,089	54,369	54,839
Percentage rent	1,530	994	2,925	2,450
Other	2,012	2,419	3,964	4,246

Total rental income	$132,999	$129,636	$267,438	$260,461

(1)	Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, The Crest at Congressional Plaza Apartments, Santana Row and Bethesda Row.

Minimum rents include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Straight-line rents	$1.3	$1.3	$2.3	$2.5
Amortization of above market leases	$(0.6)	$(0.5)	$(1.2)	$(1.0)
Amortization of below market leases	$1.0	$1.0	$1.9	$1.9

NOTE 11—DISCONTINUED OPERATIONS

Results of properties disposed or held for disposal which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Revenue from discontinued operations	$1.0	$0.6	$2.0	$1.3
Income from discontinued operations	$0.5	$0.3	$0.9	$0.5

NOTE 12—SHARE-BASED COMPENSATION PLANS

A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Share-based compensation incurred
Grants of common shares	$1,651	$1,198	$3,586	$2,752
Grants of options	208	290	462	562

	1,859	1,488	4,048	3,314
Capitalized share-based compensation	(176)	(191)	(358)	(384)

Share-based compensation expense	$1,683	$1,297	$3,690	$2,930

NOTE 13—EARNINGS PER SHARE

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. We had 0.3 million weighted average unvested shares outstanding for the three and six months ended June 30, 2011 and 0.2 million weighted average unvested shares outstanding for the three and six months ended June 30, 2010 which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.

In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods; stock options of 0.1 million and 0.3 million for the three months ended June 30, 2011 and 2010, respectively, and stock options of 0.1 million and 0.4 million for the six months ended June 30, 2011 and 2010, respectively, have been excluded as they were anti-dilutive. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$33,893	$30,644	$65,856	$60,975
Less: Preferred share dividends	(135)	(135)	(271)	(271)
Less: Income from continuing operations attributable to noncontrolling interests	(1,504)	(1,254)	(2,692)	(2,588)
Less: Earnings allocated to unvested shares	(125)	(133)	(316)	(267)

Income from continuing operations available for common shareholders	32,129	29,122	62,577	57,849
Results from discontinued operations attributable to the Trust	2,368	1,314	2,779	1,537
Gain on sale of real estate	—	410	—	410

Net income available for common shareholders, basic and diluted	$34,497	$30,846	$65,356	$59,796

DENOMINATOR
Weighted average common shares outstanding—basic	62,214	61,169	61,844	61,129
Effect of dilutive securities:
Stock options	177	142	168	137

Weighted average common shares outstanding—diluted	62,391	61,311	62,012	61,266

EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.51	$0.47	$1.01	$0.95
Discontinued operations	0.04	0.02	0.05	0.02
Gain on sale of real estate	—	0.01	—	0.01

	$0.55	$0.50	$1.06	$0.98

EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.51	$0.47	$1.00	$0.95
Discontinued operations	0.04	0.02	0.05	0.02
Gain on sale of real estate	—	0.01	—	0.01

	$0.55	$0.50	$1.05	$0.98

Income from continuing operations attributable to the Trust	$32,389	$29,390	$63,164	$58,387

NOTE 14—SUBSEQUENT EVENT

On July 7, 2011, we replaced our existing $300.0 million revolving credit facility with a new $400.0 million unsecured revolving credit facility. This new revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option, and bears interest at LIBOR plus 115 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.

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

Overview

We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of June 30, 2011, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 86 predominantly retail real estate projects comprising approximately 18.6 million square feet. In total, the real estate projects were 93.4% leased and 92.7% occupied at June 30, 2011. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of June 30, 2011. In total, the joint venture properties in which we own a 30% interest were 90.8% leased and 90.2% occupied at June 30, 2011.

2011 Significant Property Acquisition and Dispositions

On January 19, 2011, we acquired the fee interest in Tower Shops located in Davie, Florida for a net purchase price of $66.1 million which includes the assumption of a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The property contains approximately 372,000 square feet of gross leasable area on 67 acres and is shadow-anchored by Home Depot and Costco. Approximately $1.2 million and $4.4 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. We incurred a total of $0.4 million of acquisition costs of which $0.2 million were incurred in 2011 and are included in “general and administrative expenses” for the six months ended June 30, 2011.

In conjunction with the acquisition, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary which is for a maximum of 180 days and allows us, for tax purposes, to defer gains on sale of other properties identified and sold within this period. Until July 12, 2011, the third party intermediary was the legal owner of the property. However, we control the activities that most significantly impact the property and retain all of the economic benefits and risks associated with the property. Therefore, we have determined we are the primary beneficiary of this VIE and consolidated the property and its operations as of January 19, 2011.

On May 26, 2011, Newbury Street Partnership acquired the fee interest in a 6,700 square foot building located on Newbury Street in Boston, Massachusetts, for a purchase price of $6.2 million. We contributed approximately $2.8 million towards the acquisition and provided a $3.1 million interest-only loan secured by the building. The loan bears interest at LIBOR plus 400 basis points and matures in May 2012, subject to a one-year extension option. This purchase increases Newbury Street Partnership’s portfolio to three buildings all located on Newbury Street with a total of approximately 39,000 square feet of mixed-use gross leasable area.

On July 12, 2011, we sold Feasterville Shopping Center located in Feasterville, Pennsylvania for a sales price of $20.0 million. The operations of this property are included in “discontinued operations” in the consolidated statements of operations and included in “assets held for sale/disposal” in our consolidated balance sheets for all periods presented. The sale was completed as a Section 1031 tax deferred exchange transaction with the acquisition of Tower Shops.

2011 Significant Debt, Equity and Other Transactions

In connection with the acquisition of Tower Shops on January 19, 2011, we assumed a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The mortgage loan bore interest at 6.52%, had a scheduled maturity in July 2015 and was contractually pre-payable after June 2011 with a 3% prepayment premium. On March 24, 2011, the lender unexpectedly allowed us to repay the $41.0 million mortgage loan prior to the permitted prepayment date including the 3% prepayment premium of $1.2 million. The $0.3 million of income from early extinguishment of debt in the six months ended June 30, 2011, relates to the early payoff of this loan and includes the write-off of the unamortized debt premium of $1.7 million net of the 3% prepayment premium and unamortized debt fees. The mortgage loan was repaid with funds borrowed on our $300.0 million revolving credit facility.

On February 15, 2011, we repaid our $75.0 million 4.50% senior notes on the maturity date using funds borrowed on our $300.0 million revolving credit facility.

On February 24, 2011, we entered into an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended June 30, 2011, we issued 493,022 common shares at a weighted average price per share of $86.93 for net cash proceeds of $42.2 million and paid $0.6 million in commissions related to the sales of these common shares. For the six months ended June 30, 2011, we issued 1,085,611 common shares at a weighted average price per share of $84.48 for net cash proceeds of $90.1 million and paid $1.4 million in commissions related to the sales of these common shares.

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

On June 1, 2011, we repaid the $5.6 million mortgage loan on Tysons Station which had an original maturity date of September 1, 2011. This loan was repaid with funds borrowed on our $300.0 million revolving credit facility.

On July 7, 2011, we replaced our existing $300.0 million revolving credit facility with a new $400.0 million unsecured revolving credit facility. This new revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option, and bears interest at LIBOR plus 115 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.

Mortgage Loan Receivable Refinancing

Prior to June 30, 2011, we were the lender on a first and second mortgage loan on a shopping center and an adjacent commercial building in Norwalk, Connecticut. Our carrying amount of the loans was approximately $18.3 million. The loans were in default and foreclosure proceedings had been filed, however, we were in negotiations with the borrower to refinance the loans. On June 30, 2011, we refinanced the existing loans with a first mortgage loan which has a principal balance of $11.9 million, bears interest at 6.0%, and matures on June 30, 2014, subject to a one year extension option. The loan is secured by the shopping center in Norwalk, Connecticut. As part of the refinancing, we received approximately $8.7 million in cash.

Because the loans were in default, we had certain rights under the first mortgage loan agreement that gave us the ability to direct the activities that most significantly impacted the shopping center. Although we did not exercise those rights, the existence of those rights in the loan agreement resulted in the entity being a VIE. Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the default status of the loans, we also had the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we were the primary beneficiary of this VIE and consolidated the shopping center and adjacent building from March 30, 2010 to June 29, 2011. Our investment in the property is included in “assets held for sale/disposal” in the consolidated balance sheet at December 31, 2010 and the operations of the entity are included in “discontinued operations” for all periods presented.

In conjunction with the refinancing of the loans, we re-evaluated our status as the primary beneficiary of the VIE. As the loan is not in default, we no longer have certain rights that give us the ability to control the activities that most significantly impact the shopping center. Our current involvement in the property is solely as the lender on the $11.9 million mortgage loan with protective rights as the lender. Therefore, we are no longer the primary beneficiary and deconsolidated the entity as of June 30, 2011. We recognized a $2.0 million gain on deconsolidation as part of the refinancing which is included in “discontinued operations - gain on deconsolidation of VIE” for the three and six months ended June 30, 2011. The mortgage loan receivable was recorded at its estimated fair value of $11.9 million and is included in “mortgage notes receivable” on the balance sheet at June 30, 2011. The $11.9 million also reflects our maximum exposure to loss related to this investment.

The change in design of the entity including the refinancing of the loan was a VIE reconsideration event. Given that the loan is no longer in default, we, as lender, do not have the power to direct the activities that most significantly impact the entity, and the additional equity investment at risk provided by the entity’s equity holders, the entity is no longer a VIE.

Capitalized Costs

We capitalized external and internal costs related to both development and redevelopment activities of $33 million and $2 million, respectively, for the six months ended June 30, 2011 and $22 million and $2 million, respectively, for the six months ended June 30, 2010. We capitalized external and internal costs related to other property improvements of $20 million and $1 million, respectively, for the six months ended June 30, 2011 and $9 million and $1 million, respectively, for the six months ended June 30, 2010. We capitalized external and internal costs related to leasing activities of $4 million and $2 million, respectively, for the six months ended June 30, 2011 and $3 million and $2 million, respectively, for the six months ended June 30, 2010. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $1 million, less than $1 million, and $2 million, respectively, for the six months ended June 30, 2011 and $1 million, less than $1 million, and $2 million, respectively, for the six months ended June 30, 2010.

Outlook

We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property redevelopments,

•	expansion of our portfolio through property acquisitions, and

•	growth in our same-center portfolio.

Our properties are located in densely populated or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2011 and 2012, we expect to have redevelopment projects stabilizing with projected costs of approximately $47 million and $59 million, respectively.

Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at June 30, 2011 is approximately $121 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. We expect that we will structure any future development in a manner designed to mitigate our risk which may include transfers of entitlements or co-developing with other companies. We have entered into a preliminary agreement with a residential developer for the first phase of development and continue our current predevelopment work and infrastructure work. We expect to invest between $20 million and $40 million related to the development in 2011. However, we do not intend to move forward with construction of the first phase of the project until the Massachusetts Bay Transit Authority (“MBTA”) has received qualified bids from contractors showing that a new orange line T-stop can be built at the property for no more than the public and private funding that has been committed for this T-stop and the contingencies to releasing those funds have been satisfied. If the MBTA does not receive qualified bids demonstrating that the T-stop can be built for the amount committed for construction or the contingencies to releasing those funds are not satisfied, it is unlikely we would commence construction and be able to recover our basis in the property and as a result, would be required to record an impairment.

We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long-term opportunities. Generally, our acquisitions do not initially contribute significantly to earnings growth; however, they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. On occasion we also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through assumed mortgages.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. The current economic environment may, however, impact our ability to increase rental rates in the short-term and may require us to decrease some rental rates. This will have a long-term impact over the contractual term of the lease agreement, which on average is between five and ten years. We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy to be a driver of our same-center growth over the long term as we are able to re-lease vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At June 30, 2011, no single tenant accounted for more than 2.6% of annualized base rent.

The current economic environment has impacted the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. While we believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We expect our occupancy rate will decrease in the short term as we seek to re-lease approximately 103,000 square feet of space that became vacant in April 2011 due to the rejection of three leases by Borders Group and the rejection of five leases by Blockbuster in their respective bankruptcy proceedings. Additionally, Borders Group recently announced the closing of their remaining stores in late 2011 which includes our remaining Borders location totaling approximately 27,000 square feet. We are currently working to re-lease the spaces but expect the leasing and final occupancy of the spaces to take several quarters. Since the latter part of 2010, we have seen signs of improvement for some of our tenants as well as increased interest from prospective tenants for our retail spaces; however, there can be no assurance that these positive signs will continue. We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate any future impact.

At June 30, 2011, the leasable square feet in our properties was 92.7% occupied and 93.4% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

Lease Rollovers

In second quarter 2011, we signed leases for a total of 396,000 square feet of retail space including 370,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 6% on a cash basis and 16% on a straight-line basis. New leases for comparable spaces were signed for 136,000 square feet at an average rental increase of 12% on a cash basis and 18% on a straight-line basis. Renewals for comparable spaces were signed for 234,000 square feet at an average rental increase of 3% on a cash basis and 15% on a straight-line basis.

For the six months ended June 30, 2011, we signed leases for a total of 777,000 square feet of retail space including 709,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 8% on a cash basis and 20% on a straight-line basis. New leases for comparable spaces were signed for 281,000 square feet at an average rental increase of 16% on a cash basis and 26% on a straight-line basis. Renewals for comparable spaces were signed for 428,000 square feet at an average rental increase of 4% on a cash basis and 16% on a straight-line basis.

The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and in some instances, projections of first lease year percentage rent, to be paid on the new lease. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure.

The leases signed in second quarter 2011 generally become effective over the following two years though some may not become effective until 2014 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2011 AND 2010

			Change
	2011	2010	Dollars	%
	(Dollar amounts in thousands)
Rental income	$132,999	$129,636	$3,363	2.6%
Other property income	2,146	2,509	(363)	-14.5%
Mortgage interest income	1,134	1,071	63	5.9%

Total property revenue	136,279	133,216	3,063	2.3%

Rental expenses	25,132	25,511	(379)	-1.5%
Real estate taxes	15,547	14,828	719	4.8%

Total property expenses	40,679	40,339	340	0.8%

Property operating income	95,600	92,877	2,723	2.9%
Other interest income	20	33	(13)	-39.4%
Income from real estate partnerships	444	188	256	136.2%
Interest expense	(23,905)	(25,418)	1,513	-6.0%
General and administrative expense	(6,395)	(6,016)	(379)	6.3%
Depreciation and amortization	(31,871)	(31,020)	(851)	2.7%

Total other, net	(61,707)	(62,233)	526	-0.8%

Income from continuing operations	33,893	30,644	3,249	10.6%
Discontinued operations - income	509	314	195	62.1%
Discontinued operations – gain on deconsolidation of VIE	2,026	—	2,026	100.0%
Discontinued operations - gain on sale of real estate	43	1,000	(957)	-95.7%
Gain on sale of real estate	—	410	(410)	-100.0%

Net income	36,471	32,368	4,103	12.7%
Net income attributable to noncontrolling interests	(1,714)	(1,254)	(460)	36.7%

Net income attributable to the Trust	$34,757	$31,114	$3,643	11.7%

Property Revenues

Total property revenue increased $3.1 million, or 2.3%, to $136.3 million in the three months ended June 30, 2011 compared to $133.2 million in the three months ended June 30, 2010. The percentage occupied at our shopping centers decreased to 92.7% for June 30, 2011 compared to 93.4% for June 30, 2010. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $3.4 million, or 2.6%, to $133.0 million in the three months ended June 30, 2011 compared to $129.6 million in the three months ended June 30, 2010 due primarily to the following:

•	an increase of $2.1 million attributable to properties acquired in 2010 and 2011, and

•	an increase of $1.2 million at redevelopment properties due primarily to increased occupancy and rental rates on new leases.

Other Property Income

Other property income decreased $0.4 million, or 14.5%, to $2.1 million in the three months ended June 30, 2011 compared to $2.5 million in the three months ended June 30, 2010. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a decrease in lease termination fees at same-center properties.

Property Expenses

Total property expenses increased $0.3 million, or 0.8%, to $40.7 million in the three months ended June 30, 2011 compared to $40.3 million in the three months ended June 30, 2010. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses decreased $0.4 million, or 1.5%, to $25.1 million in the three months ended June 30, 2011 compared to $25.5 million in the three months ended June 30, 2010. This decrease is primarily due to the following:

•	a decrease of $1.5 million in bad debt expense at same-center and redevelopment properties, and

•	a decrease of $0.6 million in ground rent due to the fourth quarter 2010 purchases of the fee interest in the land under Pentagon Row and a portion of Bethesda Row,

partially offset by

•	an increase of $0.5 million in marketing expense primarily due to our Assembly Row project and other redevelopment properties,

•	an increase of $0.5 million in other operating costs at same-center and redevelopment properties primarily due to higher demolition costs, and

•	an increase of $0.4 million related to properties acquired in 2010 and 2011.

As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.6% in the three months ended June 30, 2011 from 19.3% in the three months ended June 30, 2010.

Real Estate Taxes

Real estate tax expense increased $0.7 million, or 4.8% to $15.5 million in the three months ended June 30, 2011 compared to $14.8 million in the three months ended June 30, 2010 due primarily to properties acquired in 2010 and 2011 and higher assessments at same-center properties.

Property Operating Income

Property operating income increased $2.7 million, or 2.9%, to $95.6 million in the three months ended June 30, 2011 compared to $92.9 million in the three months ended June 30, 2010. This increase is primarily due to properties acquired in 2010 and 2011 and growth in earnings at same-center properties.

Other

Interest Expense

Interest expense decreased $1.5 million, or 6.0%, to $23.9 million in the three months ended June 30, 2011 compared to $25.4 million in the three months ended June 30, 2010. This decrease is due primarily to the following:

•	a decrease of $2.8 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.4 million in capitalized interest,

partially offset by

•	an increase of $1.7 million due to higher borrowings.

Gross interest costs were $25.8 million and $26.9 million in the three months ended June 30, 2011 and 2010, respectively. Capitalized interest was $1.9 million and $1.5 million in the three months ended June 30, 2011 and 2010, respectively.

General and Administrative Expense

General and administrative expense increased $0.4 million, or 6.3%, to $6.4 million in the three months ended June 30, 2011 from $6.0 million in the three months ended June 30, 2010. This increase is due primarily to higher personnel related costs, higher acquisition costs as a result of expensing all transaction costs on higher acquisitions volume partially offset by lower legal fees primarily as a result of litigation regarding certain rights to acquire the land under Pentagon Row which was fully resolved in fourth quarter 2010.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million, or 2.7%, to $31.9 million in the three months ended June 30, 2011 from $31.0 million in the three months ended June 30, 2010. This increase is due primarily to 2010 and 2011 acquisitions, accelerated depreciation due to the change in use of certain redevelopment buildings, and capital improvements at same-center and redevelopment properties.

Discontinued Operations— Income

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.5 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, primarily represents the operating income for the period during which we owned properties sold/disposed of or held for sale in 2011 and 2010.

Discontinued Operations— Gain on Deconsolidation of VIE

The $2.0 million gain on deconsolidation of VIE for the three months ended June 30, 2011, is the result of the refinancing of a mortgage note receivable on a shopping center in Norwalk, Connecticut, resulting in us no longer being the primary beneficiary of the VIE. See Note 4 to the consolidated financial statements for further discussion of this transaction.

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

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2011 AND 2010

			Change
	2011	2010	Dollars	%
	(Dollar amounts in thousands)
Rental income	$267,438	$260,461	$6,977	2.7%
Other property income	4,236	8,419	(4,183)	-49.7%
Mortgage interest income	2,255	2,137	118	5.5%

Total property revenue	273,929	271,017	2,912	1.1%

Rental expenses	54,535	55,304	(769)	-1.4%
Real estate taxes	30,954	29,855	1,099	3.7%

Total property expenses	85,489	85,159	330	0.4%

Property operating income	188,440	185,858	2,582	1.4%
Other interest income	35	215	(180)	-83.7%
Income from real estate partnerships	767	381	386	101.3%
Interest expense	(48,949)	(51,380)	2,431	-4.7%
Early extinguishment of debt	296	(2,801)	3,097	-110.6%
General and administrative expense	(12,446)	(11,505)	(941)	8.2%
Depreciation and amortization	(62,287)	(59,793)	(2,494)	4.2%

Total other, net	(122,584)	(124,883)	2,299	-1.8%

Income from continuing operations	65,856	60,975	4,881	8.0%
Discontinued operations - income	930	537	393	73.2%
Discontinued operations - gain on deconsolidation of VIE	2,026	—	2,026	100.0%
Discontinued operations - gain on sale of real estate	43	1,000	(957)	-95.7%
Gain on sale of real estate	—	410	(410)	-100.0%

Net income	68,855	62,922	5,933	9.4%
Net income attributable to noncontrolling interests	(2,912)	(2,588)	(324)	12.5%

Net income attributable to the Trust	$65,943	$60,334	$5,609	9.3%

Property Revenues

Total property revenue increased $2.9 million, or 1.1%, to $273.9 million in the six months ended June 30, 2011 compared to $271.0 million in the six months ended June 30, 2010. The percentage occupied at our shopping centers decreased to 92.7% for June 30, 2011 compared to 93.4% for June 30, 2010. Changes in the components of property revenue are discussed below.

Rental Income

Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $7.0 million, or 2.7%, to $267.4 million in the six months ended June 30, 2011 compared to $260.5 million in the six months ended June 30, 2010 due primarily to the following:

•	an increase of $4.0 million attributable to properties acquired in 2010 and 2011,

•	an increase of $2.2 million at redevelopment properties due primarily to increased occupancy and rental rates on new leases, and

•	an increase of $0.8 million at same-center properties due primarily to higher rental rates on new and renewal leases partially offset by lower recoveries.

Other Property Income

Other property income decreased $4.2 million, or 49.7%, to $4.2 million in the six months ended June 30, 2011 compared to $8.4 million in the six months ended June 30, 2010. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a decrease in lease termination fees at same-center and redevelopment properties.

Property Expenses

Total property expenses increased $0.3 million, or 0.4%, to $85.5 million in the six months ended June 30, 2011 compared to $85.2 million in the six months ended June 30, 2010. Changes in the components of property expenses are discussed below.

Rental Expenses

Rental expenses decreased $0.8 million, or 1.4%, to $54.5 million in the six months ended June 30, 2011 compared to $55.3 million in the six months ended June 30, 2010. This decrease is primarily due to the following:

•	a decrease of $2.1 million in bad debt expense at same-center and redevelopment properties, and

•	a decrease of $1.2 million in ground rent due to the fourth quarter 2010 purchases of the fee interest in the land under Pentagon Row and a portion of Bethesda Row,

partially offset by

•	an increase of $1.0 million in marketing expense primarily due to our Assembly Row project and other redevelopment properties,

•	an increase of $0.9 million related to properties acquired in 2010 and 2011, and

•	an increase of $0.8 million in other operating costs at same-center and redevelopment properties primarily due to higher legal and demolition costs.

As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 20.1% in the six months ended June 30, 2011 from 20.6% in the six months ended June 30, 2010.

Real Estate Taxes

Real estate tax expense increased $1.1 million, or 3.7% to $31.0 million in the six months ended June 30, 2011 compared to $29.9 million in the six months ended June 30, 2010 due primarily to properties acquired in 2010 and 2011 and higher assessments at same-center and redevelopment properties.

Property Operating Income

Property operating income increased $2.6 million, or 1.4%, to $188.4 million in the six months ended June 30, 2011 compared to $185.9 million in the six months ended June 30, 2010. This increase is primarily due to growth in earnings at same-center properties and properties acquired in 2010 and 2011 partially offset by a decrease in lease termination fees at redevelopment properties.

Other

Interest Expense

Interest expense decreased $2.4 million, or 4.7%, to $48.9 million in the six months ended June 30, 2011 compared to $51.4 million in the six months ended June 30, 2010. This decrease is due primarily to the following:

•	a decrease of $4.7 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.6 million in capitalized interest,

partially offset by

•	an increase of $2.9 million due to higher borrowings.

Gross interest costs were $52.6 million and $54.4 million in the six months ended June 30, 2011 and 2010, respectively. Capitalized interest was $3.6 million and $3.0 million in the six months ended June 30, 2011 and 2010, respectively.

Early Extinguishment of Debt

The $0.3 million of income from early extinguishment of debt in the six months ended June 30, 2011 is due to the write-off of unamortized debt premium net of a 3% prepayment premium and unamortized debt fees related to the payoff of our mortgage loan on Tower Shops prior to its contractual prepayment date. The $2.8 million early extinguishment of debt expense in the six months ended June 30, 2010 is due to the write-off of unamortized debt fees related to the $250.0 million payoff of the term loan prior to its maturity date.

General and Administrative Expense

General and administrative expense increased $0.9 million, or 8.2%, to $12.4 million in the six months ended June 30, 2011 from $11.5 million in the six months ended June 30, 2010. This increase is due primarily to higher personnel related costs, higher acquisition costs as a result of expensing all transaction costs on higher acquisitions volume partially offset by lower legal fees primarily as a result of litigation regarding certain rights to acquire the land under Pentagon Row which was fully resolved in fourth quarter 2010.

Depreciation and Amortization

Depreciation and amortization expense increased $2.5 million, or 4.2%, to $62.3 million in the six months ended June 30, 2011 from $59.8 million in the six months ended June 30, 2010. This increase is due primarily to 2010 and 2011 acquisitions, accelerated depreciation due to the change in use of certain redevelopment buildings, and capital improvements at same-center and redevelopment properties.

Discontinued Operations— Income

Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.9 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively, primarily represents the operating income for the period during which we owned properties sold/disposed of or held for sale in 2011 and 2010.

Discontinued Operations— Gain on Deconsolidation of VIE

The $2.0 million gain on deconsolidation of VIE for the six months ended June 30, 2011, is the result of the refinancing of a mortgage note receivable on a shopping center in Norwalk, Connecticut, resulting in us no longer being the primary beneficiary of the VIE. See Note 4 to the consolidated financial statements for further discussion of this transaction.

Discontinued Operations—Gain on Sale of Real Estate

The $1.0 million gain on sale of real estate from discontinued operations for the six months ended June 30, 2010 relates to the final settlement reached with the contractors responsible for performing defective work in previous years related to the work done in connection with the sale of certain condominium units at Santana Row.

Gain on Sale of Real Estate

The $0.4 million gain on sale of real estate for the six months ended June 30, 2010 is due to condemnation proceeds, net of costs, at one of our Northern Virginia properties in order to expand a local road.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU “) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for us in the first quarter of 2012 and is not expected to have a significant impact to our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This pronouncement is effective for us in the first quarter of 2012 and will not have a significant impact to our consolidated financial statements.

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

On February 24, 2011, we entered into an ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. Through June 30, 2011, we have issued 1,085,611 common shares for net cash proceeds of $90.1 million under the program.

Cash and cash equivalents increased $4.1 million to $19.8 million at June 30, 2011; however, cash and cash equivalents are not the only indicator of our liquidity. We also had a $300.0 million unsecured revolving credit facility which had an outstanding balance of $189.0 million at June 30, 2011. On July 7, 2011 we replaced the $300.0 million facility with a new $400.0 million unsecured revolving credit facility. This new revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option, and bears interest at LIBOR plus 115 basis points. The spread over LIBOR is subject to adjustment based on our credit rating. In addition, we have an option to increase the credit facility through an accordion feature to $800 million.

For the six months ended June 30, 2011, the maximum amount of borrowings outstanding under our $300.0 million revolving credit facility was $265.0 million, the weighted average amount of borrowings outstanding was $186.6 million and the weighted average interest rate, before amortization of debt fees, was 0.68%. Also, as of June 30, 2011, we had the capacity to issue up to $208.3 million in common shares under our ATM equity program. As of June 30, 2011, we have no debt maturities related to mortgages payable or senior notes and debentures during the remainder of 2011. We currently believe that cash flows from operations, cash on hand, our ATM equity program and our revolving credit facility will be sufficient to finance our operations and fund our capital expenditures.

Our overall capital requirements during the remainder of 2011 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row and future phases of existing properties. While the amount of future expenditures will depend on numerous factors, we expect to incur at least similar levels of capital expenditures in 2011 compared to prior periods which will be funded on a short-term basis with cash flow from operations, cash on hand, our revolving credit facility and/or shares issued under our ATM equity program, and on a long-term basis, with long-term debt or equity. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past success as well as the status of the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.

In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash provided by operating activities	$118,698	$129,345
Cash used in investing activities	(76,760)	(61,945)
Cash used in financing activities	(37,887)	(179,232)

Increase (decrease) in cash and cash equivalents	4,051	(111,832)
Cash and cash equivalents, beginning of year	15,797	135,389

Cash and cash equivalents, end of period	$19,848	$23,557

Net cash provided by operating activities decreased $10.6 million to $118.7 million during the six months ended June 30, 2011 from $129.3 million during the six months ended June 30, 2010. The decrease was primarily attributable to the $16.2 million payment of the final judgment related to a previously disclosed lawsuit offset by higher net income before certain non-cash items.

Net cash used in investing activities increased $14.8 million to $76.8 million during the six months ended June 30, 2011 from $61.9 million during the six months ended June 30, 2010. The increase was primarily attributable to:

•	$26.1 million increase in capital investments, and

•	$18.9 million related to the acquisition of Tower Shops in January 2011,

partially offset by

•	$10.5 million acquisition of a first mortgage loan in March 2010,

•	$9.8 million decrease in contributions to the Newbury Street Partnership due to the $16.7 million initial investment in 2010, and

•	$8.7 million payment received in June 2011 related to the refinancing of a mortgage loan receivable.

Net cash used in financing activities decreased $141.3 million to $37.9 million during the six months ended June 30, 2011 from $179.2 million during the six months ended June 30, 2010. The decrease was primarily attributable to:

•

$170.4 million decrease in repayment of mortgages, capital leases and notes payable due substantially to the $250.0 million payoff of our term loan in 2010 offset by the payoff of two mortgages totaling $37.4 million in 2011,

•	$112.0 million increase in net borrowings on our revolving credit facility, and

•	$93.3 million increase in net proceeds from the issuance of common shares due primarily to the sale of 1.1 million shares under our ATM equity program entered into in February 2011,

partially offset by

•	$148.5 million in net proceeds from the issuance of 5.90% senior notes in March 2010 and no issuances in 2011,

•	$75.0 million repayment of 4.50% senior notes in February 2011, and

•	$10.0 million in public funding received for the development at Assembly Row in April 2010.

Off-Balance Sheet Arrangements

We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of June 30, 2011, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At June 30, 2011, our investment in the Partnership was $35.0 million and the Partnership had approximately $57.5 million of mortgages payable outstanding. Our share of principal and interest payments is as follows:

	Joint Venture Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)	$21,586	$528	$2,112	$8,272	$10,674

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

On May 26, 2011, Newbury Street Partnership acquired the fee interest in a 6,700 square foot building located on Newbury Street for a purchase price of $6.2 million. We contributed approximately $2.8 million towards the acquisition and provided a $3.1 million interest-only loan secured by the building. This loan and the $8.8 million loan secured by the other two buildings owned by the partnership bear interest at LIBOR plus 400 basis points and mature in May 2012, subject to a one-year extension option. This purchase increases Newbury Street Partnership’s portfolio to three buildings all located on Newbury Street with a total of approximately 39,000 square feet of mixed-use gross leasable area. At June 30, 2011, we had invested approximately $23.7 million in Newbury Street Partnership including $11.8 million in mortgage loans.

Debt Financing Arrangements

The following is a summary of our total debt outstanding as of June 30, 2011:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2011	Stated Interest Rate as of June 30, 2011	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Courtyard Shops	Acquired	7,169	6.87%	July 1, 2012
Bethesda Row	Acquired	19,994	5.37%	January 1, 2013
Bethesda Row	Acquired	4,090	5.05%	February 1, 2013
White Marsh Plaza (2)	Acquired	9,434	6.04%	April 1, 2013
Crow Canyon	Acquired	20,174	5.40%	August 11, 2013
Idylwood Plaza	16,910	16,413	7.50%	June 5, 2014
Leesburg Plaza	29,423	28,558	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	36,928	7.50%	June 5, 2014
Pentagon Row	54,619	53,012	7.50%	June 5, 2014
Melville Mall (3)	Acquired	22,703	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	57,211	5.46%	January 1, 2015
Barracks Road	44,300	39,431	7.95%	November 1, 2015
Hauppauge	16,700	14,864	7.95%	November 1, 2015
Lawrence Park	31,400	27,949	7.95%	November 1, 2015
Wildwood	27,600	24,566	7.95%	November 1, 2015
Wynnewood	32,000	28,483	7.95%	November 1, 2015
Brick Plaza	33,000	29,099	7.42%	November 1, 2015
Rollingwood Apartments	24,050	23,402	5.54%	May 1, 2019
Shoppers’ World	Acquired	5,520	5.91%	January 31, 2021
Mount Vernon (4)	13,250	10,749	5.66%	April 15, 2028
Chelsea	Acquired	7,712	5.36%	January 15, 2031

Subtotal		487,461
Net unamortized discount		(460)

Total mortgages payable		487,001

Notes payable
Unsecured fixed rate
Various (5)	15,308	10,902	3.37%	Various through 2013
Unsecured variable rate
Revolving credit facility (6)	300,000	189,000	LIBOR + 0.425%	July 27, 2011
Escondido (Municipal bonds) (7)	9,400	9,400	0.21%	October 1, 2016

Total notes payable		209,302

Senior notes and debentures
Unsecured fixed rate
6.00% notes	175,000	175,000	6.00%	July 15, 2012
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027

Subtotal		1,004,200
Net unamortized premium		537

Total senior notes and debentures		1,004,737

Capital lease obligations
Various		59,252	Various	Various through 2106

Total debt and capital lease obligations		$1,760,292

1)	Mortgages payable do not include our 30% share ($17.2 million) of the $57.5 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners. It also excludes $11.8 million in mortgage loans on our Newbury Street Partnership for which we are the lender.
2)	The interest rate of 6.04% represents the weighted average interest rate for two mortgage loans secured by this property. The loan balance represents an interest only loan of $4.4 million at a stated rate of 6.18% and the remaining balance at a stated rate of 5.96%.
3)	We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control the activities that most significantly impact this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.
4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.
5)	The interest rate of 3.37% represents the weighted average interest rate for three unsecured fixed rate notes payable. These notes mature between April 1, 2012 and January 31, 2013.
6)	The maximum amount drawn under our revolving credit facility during the three and six months ended June 30, 2011 was $265.0 million. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 0.66% and 0.68% for the three and six months ended June 30, 2011, respectively. On July 7, 2011, we replaced our existing revolving credit facility with a new $400.0 million unsecured revolving credit facility. This new revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option, and bears interest at LIBOR plus 115 basis points.
7)	The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2011, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.

The following is a summary of our scheduled principal repayments as of June 30, 2011:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
Remainder of 2011	$189,145	(1)	$4,857	$715	$194,717
2012	185,727		17,380	1,500	204,607
2013	135,030		72,107	1,609	208,746
2014	150,000		156,364	1,725	308,089
2015	—		203,398	1,851	205,249
Thereafter	553,600		33,355	51,852	638,807

	$1,213,502		$487,461	$59,252	$1,760,215	(2)

1)	Our $300.0 million revolving credit facility was scheduled to mature on July 27, 2011. As of June 30, 2011, there was $189.0 million drawn under this credit facility. On July 7, 2011, we replaced our existing revolving credit facility with a new $400.0 million unsecured revolving credit facility that matures on July 6, 2015, subject to a one-year extension at our option.
2)	The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of June 30, 2011.

Interest Rate Hedging

We had no hedging instruments outstanding during the three and six months ended June 30, 2011. We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income	$36,471	$32,368	$68,855	$62,922
Net income attributable to noncontrolling interests	(1,714)	(1,254)	(2,912)	(2,588)
Gain on sale of real estate	(43)	(1,410)	(43)	(1,410)
Gain on deconsolidation of VIE	(2,026)	—	(2,026)	—
Depreciation and amortization of real estate assets	28,463	27,797	56,052	53,884
Amortization of initial direct costs of leases	2,813	2,561	5,053	4,797
Depreciation of joint venture real estate assets	431	345	858	696

Funds from operations	64,395	60,407	125,837	118,301
Dividends on preferred shares	(135)	(135)	(271)	(271)
Income attributable to operating partnership units	241	244	484	489
Income attributable to unvested shares	(228)	(201)	(508)	(392)

Funds from operations available for common shareholders	$64,273	$60,315	$125,542	$118,127

Weighted average number of common shares, diluted (1)	62,752	61,680	62,373	61,636

Funds from operations available for common shareholders, per diluted share	$1.02	$0.98	$2.01	$1.92

(1)	For the three and six months ended June 30, 2011 and 2010, the weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2011, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.

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

Fixed Interest Rate Debt

The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2011, we had $1.5 billion of fixed-rate debt outstanding and $59.3 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2011 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $61.7 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2011 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $65.7 million.

Variable Interest Rate Debt

Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At June 30, 2011, we had $198.4 million of variable rate debt outstanding which consisted of $189.0 million outstanding on our revolving credit facility and $9.4 million of municipal bonds. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $2.0 million, and our net income and cash flows for the year would decrease by approximately $2.0 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $1.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.	CONTROLS AND PROCEDURES

Periodic Evaluation and Conclusion of Disclosure Controls and Procedures

An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

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

Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interests of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. On April 4, 2011, we redeemed 2,000 operating partnership units for cash.

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

FEDERAL REALTY INVESTMENT TRUST

August 3, 2011	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

August 3, 2011	/s/ Andrew P. Blocher
Andrew P. Blocher,
Senior Vice President -
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1	Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2	Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3	Amended and Restated Rights Agreement, dated March 11, 1999, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 1 to the Trust’s Registration Statement on Form 8-A/A filed on March 11, 1999 (File No. 1-07533) and incorporated herein by reference)

4.4	First Amendment to Amended and Restated Rights Agreement, dated as of November 2003, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.5 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-07533) and incorporated herein by reference)

4.5	Second Amendment to Amended and Restated Rights Agreement, dated as of March 11, 2009, between the Trust and American Stock Transfer & Trust Company (previously filed as Exhibit 4.3 to the Trust’s current Report on Form 8-K (File No. 001-07533) and incorporated herein by reference)

4.6	Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.7	Indenture dated September 1, 1998 related to the Trust’s 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; 5.95% Notes due 2014 and the 5.90% Notes due 2020 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.8	Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust

10.1	Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2	Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.3	Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.4	Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

Exhibit No.	Description
10.5	Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.6	Severance Agreement between the Trust and Jeffrey S. Berkes dated March 1, 2000 (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-07533) and incorporated herein by reference)

10.7	Amendment to Severance Agreement between Federal Realty Investment Trust and Jeffrey S. Berkes dated February 16, 2005 (previously filed as Exhibit 10.17 to the 2004 Form 10-K and incorporated herein by reference)

10.8	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.9	Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.10	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.11	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.12	Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.13	Form of Restricted Share Award Agreement for awards made under the Trust’s Annual Incentive Bonus Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.14	Form of Option Award Agreement for options awarded under 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.30 to the 2004 Form 10-K and incorporated herein by reference)

10.15	Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

10.16	Credit Agreement dated as of July 28, 2006, by and between the Trust, Wachovia Capital Markets LLC, Wachovia Bank, National Association and various other financial institutions (previously filed as Exhibit 10.20 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-07533) and incorporated herein by reference)

10.17	Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.18	Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.19	Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.20	Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.21	Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.22	Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (previously filed as Exhibit 10.29 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.23	Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.24	Amendment to Change in Control Agreement between the Trust and Andrew P. Blocher dated January 1, 2009 (previously filed as Exhibit 10.31 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.25	Amendment to Stock Option Agreements between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.32 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.26	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.27	Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.28	Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.29	2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.30	Amendment to 2010 Performance Incentive Plan (“the 2010 Plan”) (previously filed as Appendix A to the Trust’s Proxy Supplement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.31	Restricted Share Award Agreement between the Trust and Donald C. Wood dated October 12, 2010 (previously filed as Exhibit 10.36 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 01-07533) and incorporated herein by reference)

10.32	Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.34 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-07533) (the “2010 Form 10-K”) and incorporated herein by reference)

10.33	Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.34	Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.35	Form of Performance Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.36	Form of Option Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.37	Form of Option Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.39 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.38	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description
10.39	Form of Restricted Share Award Agreement, dated as of February 10, 2011, between the Trust and each of Dawn M. Becker, Jeffrey S. Berkes and Andrew P. Blocher (previously filed as Exhibit 10.41 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.40	Credit Agreement dated as of July 7, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, as a Lead Arranger and Book Manager, and PNC Capital Markets LLC, as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 11, 2011 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101	The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.