Form 10-Q
period 2011-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2011-11-03
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on October 31, 2011 was 63,500,437.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2010, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $68,930 and $78,846 of consolidated variable interest entities, respectively)	$3,812,705	$3,695,848
Construction-in-progress	207,715	163,200
Assets held for sale/disposal (discontinued operations) (including $0 and $18,311 of consolidated variable interest entities, respectively)	4,203	36,894
	4,024,623	3,895,942
Less accumulated depreciation and amortization (including $4,727 and $4,431 of consolidated variable interest entities, respectively)	(1,102,997)	(1,035,204)
Net real estate	2,921,626	2,860,738
Cash and cash equivalents	22,070	15,797
Accounts and notes receivable, net	78,503	68,997
Mortgage notes receivable, net	56,076	44,813
Investment in real estate partnerships	57,828	51,606
Prepaid expenses and other assets	109,421	110,686
Debt issuance costs, net of accumulated amortization of $8,384 and $9,075, respectively	9,324	6,916
TOTAL ASSETS	$3,254,848	$3,159,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $22,287 and $22,785 of consolidated variable interest entities, respectively)	$484,502	$529,501
Capital lease obligations	63,455	59,940
Notes payable	178,232	97,881
Senior notes and debentures	1,004,686	1,079,827
Accounts payable and accrued expenses	89,623	102,574
Dividends payable	44,195	41,601
Security deposits payable	12,038	11,751
Other liabilities and deferred credits	54,990	55,348
Total liabilities	1,931,721	1,978,423
Commitments and contingencies (Note 8)
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 63,494,277 and 61,526,418 shares issued and outstanding, respectively	635	615
Additional paid-in capital	1,824,254	1,666,803
Accumulated dividends in excess of net income	(542,480)	(527,582)
Total shareholders’ equity of the Trust	1,292,406	1,149,833
Noncontrolling interests	30,721	31,297
Total shareholders’ equity	1,323,127	1,181,130
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,254,848	$3,159,553

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
REVENUE
Rental income	$134,014	$129,527	$401,452	$389,988
Other property income	2,341	2,824	6,577	11,243
Mortgage interest income	1,309	1,095	3,564	3,232
Total revenue	137,664	133,446	411,593	404,463
EXPENSES
Rental expenses	26,595	27,030	81,130	82,334
Real estate taxes	15,047	15,185	46,001	45,040
General and administrative	7,197	5,904	19,643	17,409
Depreciation and amortization	32,068	29,431	94,355	89,224
Total operating expenses	80,907	77,550	241,129	234,007
OPERATING INCOME	56,757	55,896	170,464	170,456
Other interest income	136	18	171	233
Interest expense	(23,795)	(25,299)	(72,744)	(76,679)
Early extinguishment of debt	—	—	296	(2,801)
Income from real estate partnerships	434	125	1,201	506
INCOME FROM CONTINUING OPERATIONS	33,532	30,740	99,388	91,715
DISCONTINUED OPERATIONS
Discontinued operations - income	13	270	943	807
Discontinued operations - gain on deconsolidation of VIE	—	—	2,026	—
Discontinued operations - gain on sale of real estate	14,757	—	14,800	1,000
Results from discontinued operations	14,770	270	17,769	1,807
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	48,302	31,010	117,157	93,522
Gain on sale of real estate	—	—	—	410
NET INCOME	48,302	31,010	117,157	93,932
Net income attributable to noncontrolling interests	(1,249)	(1,370)	(4,161)	(3,958)
NET INCOME ATTRIBUTABLE TO THE TRUST	47,053	29,640	112,996	89,974
Dividends on preferred shares	(136)	(136)	(406)	(406)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$46,917	$29,504	$112,590	$89,568
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.51	$0.48	$1.52	$1.42
Discontinued operations	0.23	—	0.28	0.03
Gain on sale of real estate	—	—	—	0.01
	$0.74	$0.48	$1.80	$1.46
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.51	$0.48	$1.52	$1.41
Discontinued operations	0.23	—	0.28	0.03
Gain on sale of real estate	—	—	—	0.01
	$0.74	$0.48	$1.80	$1.45

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2011
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2010	399,896	$9,997	61,526,418	$615	$1,666,803	$(527,582)	$31,297	$1,181,130
Net income/comprehensive income	—	—	—	—	—	112,996	4,161	117,157
Dividends declared to common shareholders	—	—	—	—	—	(127,488)	—	(127,488)
Dividends declared to preferred shareholders	—	—	—	—	—	(406)	—	(406)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	(4,055)	(4,055)
Common shares issued	—	—	1,662,185	17	139,320	—	—	139,337
Exercise of stock options	—	—	194,586	2	12,677	—	—	12,679
Shares issued under dividend reinvestment plan	—	—	21,680	—	1,777	—	—	1,777
Share-based compensation expense, net	—	—	89,408	1	6,104	—	—	6,105
Conversion and redemption of OP units	—	—	—	—	(96)	—	(55)	(151)
Purchase of noncontrolling interest	—	—	—	—	(2,331)	—	(207)	(2,538)
Deconsolidation of VIE	—	—	—	—	—	—	(420)	(420)
BALANCE AT SEPTEMBER 30, 2011	399,896	$9,997	63,494,277	$635	$1,824,254	$(542,480)	$30,721	$1,323,127
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income	$117,157	$93,932
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	94,715	89,701
Gain on sale of real estate	(14,800)	(1,410)
Gain on deconsolidation of VIE	(2,026)	—
Early extinguishment of debt	(296)	2,801
Income from real estate partnerships	(1,201)	(506)
Other, net	2,702	1,554
Changes in assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in accounts receivable	(6,143)	1,668
Decrease (increase) in prepaid expenses and other assets	1,986	(4,056)
Decrease in accounts payable and accrued expenses	(17,532)	(1,840)
Decrease in security deposits and other liabilities	(1,611)	(2,159)
Net cash provided by operating activities	172,951	179,685
INVESTING ACTIVITIES
Acquisition of real estate	(26,304)	(17,582)
Capital expenditures - development and redevelopment	(57,026)	(34,775)
Capital expenditures - other	(32,316)	(21,873)
Proceeds from sale of real estate	20,669	—
Investment in real estate partnerships	(6,947)	(16,930)
Distribution from real estate partnership in excess of earnings	442	167
Leasing costs	(9,130)	(7,094)
Repayment (issuance) of mortgage and other notes receivable, net	9,299	(13,218)
Net cash used in investing activities	(101,313)	(111,305)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	76,841	26,550
Issuance of senior notes, net of costs	—	148,457
Purchase and retirement of senior notes	(75,000)	—
Issuance of mortgages, capital leases and notes payable, net of costs	—	9,950
Repayment of mortgages, capital leases and notes payable	(88,955)	(259,342)
Issuance of common shares	153,793	5,997
Dividends paid to common and preferred shareholders	(125,306)	(121,823)
Distributions to noncontrolling interests	(6,738)	(4,384)
Net cash used in financing activities	(65,365)	(194,595)
Increase (decrease) in cash and cash equivalents	6,273	(126,215)
Cash and cash equivalents at beginning of year	15,797	135,389
Cash and cash equivalents at end of period	$22,070	$9,174

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of September 30, 2011, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 85 predominantly retail real estate projects.
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
Acquisition of Real Estate
Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and/or appraised values. When we acquire operating real estate properties, the purchase price is allocated to land, building, improvements, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of in-place lease value when we consider these to be bargain renewal options. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.
Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for us in the first quarter of 2012 and is not expected to have a significant impact to our consolidated financial statements.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$78,560	$81,272
Interest capitalized	(5,816)	(4,593)
Interest expense	$72,744	$76,679
Cash paid for interest, net of amounts capitalized	$76,520	$77,773
Cash paid for income taxes	$690	$240
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loan assumed with acquisition	$42,938	$—
Deconsolidation of VIE	$18,311	$—
Capital lease obligations	$4,556	$—

NOTE 3—REAL ESTATE
On January 19, 2011, we acquired the fee interest in Tower Shops located in Davie, Florida for a net purchase price of $66.1 million which includes the assumption of a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The property contains approximately 372,000 square feet of gross leasable area on 67 acres and is shadow-anchored by Home Depot and Costco. Approximately $1.2 million and $4.4 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. We incurred a total of $0.4 million of acquisition costs of which $0.2 million were incurred in 2011 and are included in “general and administrative expenses” for the nine months ended September 30, 2011.
In conjunction with the acquisition, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary which is for a maximum of 180 days and allows us, for tax purposes, to defer gains on sale of other properties identified and sold within this period. Until July 12, 2011, the third party intermediary was the legal owner of the property. However, we controlled the activities that most significantly impacted the property and retained all of the economic benefits and risks associated with the property. Therefore, we were the primary beneficiary of this VIE and consolidated the property and its operations as of January 19, 2011.
On July 12, 2011, we sold Feasterville Shopping Center located in Feasterville, Pennsylvania for a sales price of $20.0 million resulting in a gain of $14.8 million. The operations of this property are included in “discontinued operations” in the consolidated statements of operations for all periods presented and included in “assets held for sale/disposal” in our consolidated balance sheet as of December 31, 2010. The sale was completed as a Section 1031 tax deferred exchange transaction with the acquisition of Tower Shops.

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
In conjunction with the refinancing of the loans, we re-evaluated our status as the primary beneficiary of the VIE. Because the loan is not in default, we no longer have certain rights that give us the ability to control the activities that most significantly impact the shopping center. Our current involvement in the property is solely as the lender on the mortgage loan with protective rights as the lender. Therefore, we are no longer the primary beneficiary and deconsolidated the entity as of June 30, 2011. The mortgage loan receivable was recorded at its estimated fair value of $11.9 million and we recognized a $2.0 million gain on deconsolidation as part of the refinancing which is included in “discontinued operations - gain on deconsolidation of VIE” for the nine months ended September 30, 2011. As of September 30, 2011, the loan was performing and the carrying amount of the mortgage loan was $11.7 million and is included in “mortgage notes receivable” on the balance sheet. This amount also reflects our maximum exposure to loss related to this investment.
The change in design of the entity including the refinancing of the loan was a VIE reconsideration event. Given that the loan is no longer in default, we, as lender, do not have the power to direct the activities that most significantly impact the entity, and the additional equity investment at risk provided by the entity’s equity holders, the entity is no longer a VIE.

NOTE 5—REAL ESTATE PARTNERSHIPS
Federal/Lion Venture LP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2011, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.
The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
OPERATING RESULTS
Revenue	$4,743	$4,510	$14,387	$13,688
Expenses
Other operating expenses	1,276	1,322	4,260	4,664
Depreciation and amortization	1,296	1,259	3,864	3,771
Interest expense	846	849	2,542	2,551
Total expenses	3,418	3,430	10,666	10,986
Net income	$1,325	$1,080	$3,721	$2,702
Our share of net income from real estate partnership	$452	$355	$1,253	$901

	September 30, 2011	December 31, 2010
	(In thousands)
BALANCE SHEETS
Real estate, net	$178,585	$181,565
Cash	4,678	3,054
Other assets	6,268	7,336
Total assets	$189,531	$191,955
Mortgages payable	$57,429	$57,584
Other liabilities	4,825	5,439
Partners’ capital	127,277	128,932
Total liabilities and partners’ capital	$189,531	$191,955
Our share of unconsolidated debt	$17,229	$17,275
Our investment in real estate partnership	$35,028	$35,504

Taurus Newbury Street JV II Limited Partnership
In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), to acquire, operate and redevelop properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. Accounting policies for the Newbury Street Partnership are similar to accounting policies followed by the Trust. Intercompany profit generated from interest income on loans we have provided to the partnership is eliminated in consolidation. All amounts contributed and advanced to Newbury Street Partnership are included in “Investment in real estate partnerships” in the consolidated balance sheets.
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
On May 26, 2011, Newbury Street Partnership acquired the fee interest in a 6,700 square foot building located on Newbury Street for a purchase price of $6.2 million. We contributed approximately $2.8 million towards the acquisition and provided a $3.1 million interest-only loan secured by the building. This loan and the $8.8 million loan secured by the other two buildings owned by the partnership bear interest at LIBOR plus 400 basis points and mature on May 25, 2012, subject to a one-year extension option. This purchase increased Newbury Street Partnership’s portfolio to three buildings all located on Newbury Street with a total of approximately 41,000 square feet of mixed-use gross leasable area. Our investment in Newbury Street Partnership was $22.8 million and $16.1 million, respectively, at September 30, 2011 and December 31, 2010. Due to the timing of receiving financial information from the general partner, our share of operating earnings is recorded one quarter in arrears. Our share of earnings in the consolidated statements of operations for the nine months ended September 30, 2011 and 2010 was a loss of $0.1 million and $0.4 million, respectively.

NOTE 6—DEBT
In connection with the acquisition of Tower Shops on January 19, 2011, we assumed a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The mortgage loan bore interest at 6.52%, had a scheduled maturity of July 1, 2015 and was contractually pre-payable after June 2011 with a 3% prepayment premium. On March 24, 2011, the lender unexpectedly allowed us to repay the $41.0 million mortgage loan prior to the permitted prepayment date including the 3% prepayment premium of $1.2 million. The $0.3 million of income from early extinguishment of debt in the nine months ended September 30, 2011, relates to the early payoff of this loan and includes the write-off of the unamortized debt premium of $1.7 million net of the 3% prepayment premium and unamortized debt fees. The mortgage loan was repaid with funds borrowed on our $300.0 million revolving credit facility.
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
During the three and nine months ended September 30, 2011, the maximum amount of borrowings outstanding under our revolving credit facility was $219.0 million and $265.0 million, respectively, the weighted average amount of borrowings outstanding was $184.6 million and $186.0 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.31% and 0.89%, respectively. At September 30, 2011, there was $158.0 million outstanding on our revolving credit facility.
Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2011, we were in compliance with all loan covenants.

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

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$662,734	$722,164	$627,382	$685,552
Senior notes and debentures	$1,004,686	$1,089,081	$1,079,827	$1,168,679

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 360,314 operating partnership units are outstanding which have a total fair value of $29.7 million, based on our closing stock price on September 30, 2011.

NOTE 9—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2011		2010
	Declared	Paid	Declared	Paid
Common shares	$2.030	$2.010	$1.990	$1.980
5.417% Series 1 Cumulative Convertible Preferred	$1.016	$1.016	$1.016	$1.016

On February 24, 2011, we entered into an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2011, we issued 576,427 common shares at a weighted average price per share of $86.73 for net cash proceeds of $49.2 million and paid $0.7 million in commissions related to the sales of these common shares. For the nine months ended September 30, 2011, we issued 1,662,038 common shares at a weighted average price per share of $85.26 for net cash proceeds of $139.3 million and paid $2.1 million in commissions related to the sales of these common shares.

NOTE 10—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Minimum rents
Retail and commercial	$98,654	$94,550	$293,622	$282,826
Residential (1)	5,746	5,475	16,958	16,125
Cost reimbursement	25,714	25,912	80,083	80,751
Percentage rent	1,673	1,313	4,598	3,763
Other	2,227	2,277	6,191	6,523
Total rental income	$134,014	$129,527	$401,452	$389,988
_____________________

(1)	Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, The Crest at Congressional Plaza Apartments, Santana Row and Bethesda Row.

Minimum rents include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Straight-line rents	$1.6	$1.1	$3.9	$3.6
Amortization of above market leases	(0.6)	(0.5)	(1.8)	(1.5)
Amortization of below market leases	$0.9	$0.9	$2.8	$2.8

NOTE 11—DISCONTINUED OPERATIONS
Results of properties disposed or held for disposal which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions)
Revenue from discontinued operations	$0.2	$0.6	$2.2	$1.9
Income from discontinued operations	$—	$0.3	$0.9	$0.8

NOTE 12—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Share-based compensation incurred
Grants of common shares	$1,847	$1,244	$5,433	$3,996
Grants of options	210	287	672	849
	2,057	1,531	6,105	4,845
Capitalized share-based compensation	(167)	(192)	(525)	(576)
Share-based compensation expense	$1,890	$1,339	$5,580	$4,269

NOTE 13—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. We had 0.3 million weighted average unvested shares outstanding for the three and nine months ended September 30, 2011 and 0.2 million weighted average unvested shares outstanding for the three and nine months ended September 30, 2010 which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods; stock options of less than 0.1 million and 0.1 million for the three months ended September 30, 2011 and 2010, respectively, and stock options of 0.1 million and 0.3 million for the nine months ended September 30, 2011 and 2010, respectively, have been excluded as they were anti-dilutive. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$33,532	$30,740	$99,388	$91,715
Less: Preferred share dividends	(136)	(136)	(406)	(406)
Less: Income from continuing operations attributable to noncontrolling interests	(1,249)	(1,370)	(3,941)	(3,958)
Less: Earnings allocated to unvested shares	(207)	(136)	(509)	(404)
Income from continuing operations available for common shareholders	31,940	29,098	94,532	86,947
Results from discontinued operations attributable to the Trust	14,770	270	17,549	1,807
Gain on sale of real estate	—	—	—	410
Net income available for common shareholders, basic and diluted	$46,710	$29,368	$112,081	$89,164
DENOMINATOR
Weighted average common shares outstanding—basic	62,818	61,215	62,172	61,158
Effect of dilutive securities:
Stock options	172	144	169	139
Weighted average common shares outstanding—diluted	62,990	61,359	62,341	61,297
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.51	$0.48	$1.52	$1.42
Discontinued operations	0.23	—	0.28	0.03
Gain on sale of real estate	—	—	—	0.01
	$0.74	$0.48	$1.80	$1.46
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.51	$0.48	$1.52	$1.41
Discontinued operations	0.23	—	0.28	0.03
Gain on sale of real estate	—	—	—	0.01
	$0.74	$0.48	$1.80	$1.45
Income from continuing operations attributable to the Trust	$32,283	$29,370	$95,447	$87,757

NOTE 14—SUBSEQUENT EVENT
On October 31, 2011, our Newbury Street Partnership sold its three buildings for $44.0 million.  As part of the sale, we received $34.6 million of the net proceeds which includes the repayment of our $11.8 million loans.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of September 30, 2011, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 85 predominantly retail real estate projects comprising approximately 18.6 million square feet. In total, the real estate projects were 93.3% leased and 92.2% occupied at September 30, 2011. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of September 30, 2011. In total, the joint venture properties in which we own a 30% interest were 91.5% leased and occupied at September 30, 2011.
2011 Significant Property Acquisitions and Disposition
On January 19, 2011, we acquired the fee interest in Tower Shops located in Davie, Florida for a net purchase price of $66.1 million which includes the assumption of a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The property contains approximately 372,000 square feet of gross leasable area on 67 acres and is shadow-anchored by Home Depot and Costco. Approximately $1.2 million and $4.4 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. We incurred a total of $0.4 million of acquisition costs of which $0.2 million were incurred in 2011 and are included in “general and administrative expenses” for the nine months ended September 30, 2011.
In conjunction with the acquisition, we entered into a reverse Section 1031 like-kind exchange agreement with a third party intermediary which is for a maximum of 180 days and allows us, for tax purposes, to defer gains on sale of other properties identified and sold within this period. Until July 12, 2011, the third party intermediary was the legal owner of the property. However, we controlled the activities that most significantly impacted the property and retained all of the economic benefits and risks associated with the property. Therefore, we were the primary beneficiary of this VIE and consolidated the property and its operations as of January 19, 2011.
On May 26, 2011, Newbury Street Partnership acquired the fee interest in a 6,700 square foot building located on Newbury Street in Boston, Massachusetts, for a purchase price of $6.2 million. We contributed approximately $2.8 million towards the acquisition and provided a $3.1 million interest-only loan secured by the building. The loan bears interest at LIBOR plus 400 basis points and matures on May 25, 2012, subject to a one-year extension option. This purchase increased Newbury Street Partnership’s portfolio to three buildings all located on Newbury Street with a total of approximately 41,000 square feet of mixed-use gross leasable area. On October 31, 2011, our Newbury Street Partnership sold its three buildings for $44.0 million.  As part of the sale, we received $34.6 million of the net proceeds which includes the repayment of our $11.8 million loans.
On July 12, 2011, we sold Feasterville Shopping Center located in Feasterville, Pennsylvania for a sales price of $20.0 million resulting in a gain of $14.8 million. The operations of this property are included in “discontinued operations” in the consolidated statements of operations for all periods presented and included in “assets held for sale/disposal” in our consolidated balance sheet as of December 31, 2010. The sale was completed as a Section 1031 tax deferred exchange transaction with the acquisition of Tower Shops.
2011 Significant Debt, Equity and Other Transactions
In connection with the acquisition of Tower Shops on January 19, 2011, we assumed a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The mortgage loan bore interest at 6.52%, had a scheduled maturity on July 1, 2015 and was contractually pre-payable after June 2011 with a 3% prepayment premium. On March 24, 2011, the lender unexpectedly allowed us to repay the $41.0 million mortgage loan prior to the permitted prepayment date including the 3% prepayment premium of $1.2 million. The $0.3 million of income from early extinguishment of debt in the nine months ended September 30, 2011, relates to the early payoff of this loan and includes the write-off of the unamortized debt premium of $1.7 million net of the 3% prepayment premium and unamortized debt fees. The mortgage loan was repaid with funds borrowed on our $300.0 million revolving credit facility.
On February 15, 2011, we repaid our $75.0 million 4.50% senior notes on the maturity date using funds borrowed on our $300.0 million revolving credit facility.
On February 24, 2011, we entered into an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2011, we issued 576,427 common shares at a weighted average price per share of $86.73 for net cash proceeds of $49.2 million and paid $0.7 million in commissions related to the sales of these common shares. For the nine months ended September 30, 2011, we issued 1,662,038 common shares at a weighted average price per share of $85.26 for net cash proceeds of $139.3 million and paid $2.1 million in commissions related to the sales of these common shares.
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
In conjunction with the refinancing of the loans, we re-evaluated our status as the primary beneficiary of the VIE. Because the loan is not in default, we no longer have certain rights that give us the ability to control the activities that most significantly impact the shopping center. Our current involvement in the property is solely as the lender on the mortgage loan with protective rights as the lender. Therefore, we are no longer the primary beneficiary and deconsolidated the entity as of June 30, 2011. The mortgage loan receivable was recorded at its estimated fair value of $11.9 million and we recognized a $2.0 million gain on deconsolidation as part of the refinancing which is included in “discontinued operations - gain on deconsolidation of VIE” for the nine months ended September 30, 2011. As of September 30, 2011, the loan was performing and the carrying amount of the mortgage loan was $11.7 million which is included in “mortgage notes receivable” on the balance sheet. This amount also reflects our maximum exposure to loss related to this investment.
The change in design of the entity including the refinancing of the loan was a VIE reconsideration event. Given that the loan is no longer in default, we, as lender, do not have the power to direct the activities that most significantly impact the entity, and the additional equity investment at risk provided by the entity’s equity holders, the entity is no longer a VIE.
Capitalized Costs
We capitalized external and internal costs related to both development and redevelopment activities of $60 million and $3 million, respectively, for the nine months ended September 30, 2011 and $42 million and $2 million, respectively, for the nine months ended September 30, 2010. We capitalized external and internal costs related to other property improvements of $30 million and $1 million, respectively, for the nine months ended September 30, 2011 and $22 million and $1 million, respectively, for the nine months ended September 30, 2010. We capitalized external and internal costs related to leasing activities of $6 million and $4 million, respectively, for the nine months ended September 30, 2011 and $5 million and $3 million, respectively, for the nine months ended September 30, 2010. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and $3 million, respectively, for the nine months ended September 30, 2011 and $2 million, $1 million, and $3 million, respectively, for the nine months ended September 30, 2010.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property redevelopments,

•	expansion of our portfolio through property acquisitions, and

•	growth in our same-center portfolio.
Our properties are located in densely populated or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2011 and 2012, we expect to have redevelopment projects stabilizing with projected costs of approximately $48 million and $59 million, respectively.
Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at September 30, 2011 is approximately $128 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. We expect that we will structure any future development in a manner designed to mitigate our risk which may include transfers of entitlements or co-developing with other companies. We have entered into a preliminary agreement with a residential developer for the first phase of development and continue our current predevelopment work and infrastructure work. We expect to invest between $25 million and $35 million related to the development in 2011. However, we do not intend to move forward with construction of the first phase of the project until the Massachusetts Bay Transit Authority (“MBTA”) has received qualified bids from contractors showing that a new orange line T-stop can be built at the property for no more than the public and private funding that has been committed for this T-stop and the contingencies to releasing those funds have been satisfied. During the third quarter, the MBTA received qualified bids to build the T-stop within the funding requirements and is currently in contract negotiations.  While we expect construction to commence in early 2012, if certain contingencies to releasing the public funds for the T-stop construction are not satisfied, it is unlikely we would commence construction and be able to recover our basis in the property and as a result, would be required to record an impairment.
We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long-term growth opportunities. Generally, our acquisitions do not initially contribute significantly to earnings growth; however, they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. On occasion we also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through assumed mortgages.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. The current economic environment may, however, impact our ability to increase rental rates in the short-term and may require us to decrease some rental rates. This will have a long-term impact over the contractual term of the lease agreement, which on average is between five and ten years. We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy to be a driver of our same-center growth over the long term as we are able to re-lease vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2011, no single tenant accounted for more than 2.6% of annualized base rent.
The current economic environment has impacted the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. While we believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We expect our occupancy rate will decrease in the short term as we seek to re-lease approximately 130,000 square feet of space that became vacant in April and September 2011 due to the rejection of four leases by Borders Group and the rejection of five leases by Blockbuster in their respective bankruptcy proceedings. We are currently working to re-lease the spaces but expect the leasing and final occupancy of the spaces to take several quarters. Since the latter part of 2010, we have seen signs of improvement for some of our tenants as well as increased interest from prospective tenants for our retail spaces; however, there can be no assurance that these positive signs will continue. We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate any future impact.
At September 30, 2011, the leasable square feet in our properties was 92.2% occupied and 93.3% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
In third quarter 2011, we signed leases for a total of 385,000 square feet of retail space including 353,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 8% on a cash basis and 18% on a straight-line basis. New leases for comparable spaces were signed for 162,000 square feet at an average rental increase of 1% on a cash basis and 10% on a straight-line basis. Renewals for comparable spaces were signed for 191,000 square feet at an average rental increase of 12% on a cash basis and 23% on a straight-line basis.
For the nine months ended September 30, 2011, we signed leases for a total of 1,162,000 square feet of retail space including 1,063,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 8% on a cash basis and 19% on a straight-line basis. New leases for comparable spaces were signed for 443,000 square feet at an average rental increase of 10% on a cash basis and 20% on a straight-line basis. Renewals for comparable spaces were signed for 620,000 square feet at an average rental increase of 7% on a cash basis and 19% on a straight-line basis.
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
The leases signed in third quarter 2011 generally become effective over the following two years though some may not become effective until 2014 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
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

RESULTS OF OPERATIONS—THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

			Change
	2011	2010	Dollars	%
	(Dollar amounts in thousands)
Rental income	$134,014	$129,527	$4,487	3.5%
Other property income	2,341	2,824	(483)	(17.1)%
Mortgage interest income	1,309	1,095	214	19.5%
Total property revenue	137,664	133,446	4,218	3.2%
Rental expenses	26,595	27,030	(435)	(1.6)%
Real estate taxes	15,047	15,185	(138)	(0.9)%
Total property expenses	41,642	42,215	(573)	(1.4)%
Property operating income	96,022	91,231	4,791	5.3%
Other interest income	136	18	118	655.6%
Income from real estate partnerships	434	125	309	247.2%
Interest expense	(23,795)	(25,299)	1,504	(5.9)%
General and administrative expense	(7,197)	(5,904)	(1,293)	21.9%
Depreciation and amortization	(32,068)	(29,431)	(2,637)	9.0%
Total other, net	(62,490)	(60,491)	(1,999)	3.3%
Income from continuing operations	33,532	30,740	2,792	9.1%
Discontinued operations - income	13	270	(257)	(95.2)%
Discontinued operations - gain on sale of real estate	14,757	—	14,757	100.0%
Net income	48,302	31,010	17,292	55.8%
Net income attributable to noncontrolling interests	(1,249)	(1,370)	121	(8.8)%
Net income attributable to the Trust	$47,053	$29,640	$17,413	58.7%

Property Revenues
Total property revenue increased $4.2 million, or 3.2%, to $137.7 million in the three months ended September 30, 2011 compared to $133.4 million in the three months ended September 30, 2010. The percentage occupied at our shopping centers decreased to 92.2% for September 30, 2011 compared to 93.3% for September 30, 2010. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $4.5 million, or 3.5%, to $134.0 million in the three months ended September 30, 2011 compared to $129.5 million in the three months ended September 30, 2010 due primarily to the following:

•	an increase of $2.0 million attributable to properties acquired in 2010 and 2011,

•	an increase of $1.5 million at redevelopment properties due primarily to increased occupancy at certain properties and higher rental rates on new leases, and

•
an increase of $1.1 million at same-center properties due primarily to higher rental rates on new and renewal leases and an increase in percentage rent partially offset by a decrease in recovery income.

Other Property Income
Other property income decreased $0.5 million, or 17.1%, to $2.3 million in the three months ended September 30, 2011 compared to $2.8 million in the three months ended September 30, 2010. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a decrease in lease termination fees at same-center properties.
Property Expenses
Total property expenses decreased $0.6 million, or 1.4%, to $41.6 million in the three months ended September 30, 2011 compared to $42.2 million in the three months ended September 30, 2010. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $0.4 million, or 1.6%, to $26.6 million in the three months ended September 30, 2011 compared to $27.0 million in the three months ended September 30, 2010. This decrease is primarily due to the following:

•	a decrease of $0.6 million in bad debt expense at same-center properties, and

•	a decrease of $0.6 million in ground rent due to the fourth quarter 2010 purchases of the fee interest in the land under Pentagon Row and a portion of Bethesda Row, partially offset by

•	an increase of $0.5 million in marketing expense primarily due to our Assembly Row project and certain same-center properties, and

•	an increase of $0.4 million related to properties acquired in 2010 and 2011.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 19.5% in the three months ended September 30, 2011 from 20.4% in the three months ended September 30, 2010.
Real Estate Taxes
Real estate tax expense decreased $0.1 million, or 0.9% to $15.0 million in the three months ended September 30, 2011 compared to $15.2 million in the three months ended September 30, 2010 due primarily to lower assessments at same-center properties partially offset by properties acquired in 2010 and 2011.
Property Operating Income
Property operating income increased $4.8 million, or 5.3%, to $96.0 million in the three months ended September 30, 2011 compared to $91.2 million in the three months ended September 30, 2010. This increase is primarily due to growth in earnings at same-center and redevelopment properties and properties acquired in 2010 and 2011.
Other
Interest Expense
Interest expense decreased $1.5 million, or 5.9%, to $23.8 million in the three months ended September 30, 2011 compared to $25.3 million in the three months ended September 30, 2010. This decrease is due primarily to the following:

•	a decrease of $1.5 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.6 million in capitalized interest,
partially offset by

•	an increase of $0.6 million due to higher borrowings.
Gross interest costs were $26.0 million and $26.9 million in the three months ended September 30, 2011 and 2010, respectively. Capitalized interest was $2.2 million and $1.6 million in the three months ended September 30, 2011 and 2010, respectively.
General and Administrative Expense
General and administrative expense increased $1.3 million, or 21.9%, to $7.2 million in the three months ended September 30, 2011 from $5.9 million in the three months ended September 30, 2010. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $2.6 million, or 9.0%, to $32.1 million in the three months ended September 30, 2011 from $29.4 million in the three months ended September 30, 2010. This increase is due primarily to 2010 and 2011 acquisitions, accelerated depreciation due to the change in use of certain redevelopment buildings, and capital improvements at same-center properties.

Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of less than $0.1 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, primarily represents the operating income for the period during which we owned properties sold/disposed of or held for sale in 2011 and 2010.
Discontinued Operations—Gain on Sale of Real Estate
The $14.8 million gain on sale of real estate from discontinued operations for the three months ended September 30, 2011 is due to the sale of Feasterville Shopping Center on July 12, 2011.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

			Change
	2011	2010	Dollars	%
	(Dollar amounts in thousands)
Rental income	$401,452	$389,988	$11,464	2.9%
Other property income	6,577	11,243	(4,666)	(41.5)%
Mortgage interest income	3,564	3,232	332	10.3%
Total property revenue	411,593	404,463	7,130	1.8%
Rental expenses	81,130	82,334	(1,204)	(1.5)%
Real estate taxes	46,001	45,040	961	2.1%
Total property expenses	127,131	127,374	(243)	(0.2)%
Property operating income	284,462	277,089	7,373	2.7%
Other interest income	171	233	(62)	(26.6)%
Income from real estate partnerships	1,201	506	695	137.4%
Interest expense	(72,744)	(76,679)	3,935	(5.1)%
Early extinguishment of debt	296	(2,801)	3,097	(110.6)%
General and administrative expense	(19,643)	(17,409)	(2,234)	12.8%
Depreciation and amortization	(94,355)	(89,224)	(5,131)	5.8%
Total other, net	(185,074)	(185,374)	300	(0.2)%
Income from continuing operations	99,388	91,715	7,673	8.4%
Discontinued operations - income	943	807	136	16.9%
Discontinued operations - gain on deconsolidation of VIE	2,026	—	2,026	100.0%
Discontinued operations - gain on sale of real estate	14,800	1,000	13,800	1,380.0%
Gain on sale of real estate	—	410	(410)	(100.0)%
Net income	117,157	93,932	23,225	24.7%
Net income attributable to noncontrolling interests	(4,161)	(3,958)	(203)	5.1%
Net income attributable to the Trust	$112,996	$89,974	$23,022	25.6%

Property Revenues
Total property revenue increased $7.1 million, or 1.8%, to $411.6 million in the nine months ended September 30, 2011 compared to $404.5 million in the nine months ended September 30, 2010. The percentage occupied at our shopping centers decreased to 92.2% for September 30, 2011 compared to 93.3% for September 30, 2010. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $11.5 million, or 2.9%, to $401.5 million in the nine months ended September 30, 2011 compared to $390.0 million in the nine months ended September 30, 2010 due primarily to the following:

•	an increase of $5.9 million attributable to properties acquired in 2010 and 2011,

•	an increase of $3.8 million at redevelopment properties due primarily to increased occupancy at certain properties and higher rental rates on new leases, and

•	an increase of $1.7 million at same-center properties due primarily to higher rental rates on new and renewal leases and an increase in percentage rent partially offset by lower recoveries.
Other Property Income
Other property income decreased $4.7 million, or 41.5%, to $6.6 million in the nine months ended September 30, 2011 compared to $11.2 million in the nine months ended September 30, 2010. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a decrease in lease termination fees at same-center and redevelopment properties.

Property Expenses
Total property expenses decreased $0.2 million, or 0.2%, to $127.1 million in the nine months ended September 30, 2011 compared to $127.4 million in the nine months ended September 30, 2010. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $1.2 million, or 1.5%, to $81.1 million in the nine months ended September 30, 2011 compared to $82.3 million in the nine months ended September 30, 2010. This decrease is primarily due to the following:

•	a decrease of $2.8 million in bad debt expense at same-center and redevelopment properties, and

•	a decrease of $1.7 million in ground rent due to the fourth quarter 2010 purchases of the fee interest in the land under Pentagon Row and a portion of Bethesda Row, partially offset by

•	an increase of $1.5 million in marketing expense primarily due to our Assembly Row project and redevelopment and same-center properties,

•	an increase of $1.3 million related to properties acquired in 2010 and 2011, and

•	an increase of $0.8 million in other operating costs at same-center and redevelopment properties primarily due to higher legal and demolition costs.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 19.9% in the nine months ended September 30, 2011 from 20.5% in the nine months ended September 30, 2010.
Real Estate Taxes
Real estate tax expense increased $1.0 million, or 2.1% to $46.0 million in the nine months ended September 30, 2011 compared to $45.0 million in the nine months ended September 30, 2010 due primarily to properties acquired in 2010 and 2011.
Property Operating Income
Property operating income increased $7.4 million, or 2.7%, to $284.5 million in the nine months ended September 30, 2011 compared to $277.1 million in the nine months ended September 30, 2010. This increase is primarily due to growth in earnings at same-center and redevelopment properties and properties acquired in 2010 and 2011 partially offset by a decrease in lease termination fees at redevelopment properties.
Other
Income from Real Estate Partnerships
Income from real estate partnerships increased $0.7 million, or 137.4%, to $1.2 million in the nine months ended September 30, 2011 compared to $0.5 million in the nine months ended September 30, 2010. This increase is primarily due to $0.4 million of formation and acquisition related expenses from our Newbury Street Partnership in 2010.
Interest Expense
Interest expense decreased $3.9 million, or 5.1%, to $72.7 million in the nine months ended September 30, 2011 compared to $76.7 million in the nine months ended September 30, 2010. This decrease is due primarily to the following:

•	a decrease of $6.2 million due to a lower overall weighted average borrowing rate, and

•	an increase of $1.2 million in capitalized interest,
partially offset by

•	an increase of $3.5 million due to higher borrowings.
Gross interest costs were $78.6 million and $81.3 million in the nine months ended September 30, 2011 and 2010, respectively. Capitalized interest was $5.8 million and $4.6 million in the nine months ended September 30, 2011 and 2010, respectively.
Early Extinguishment of Debt
The $0.3 million of income from early extinguishment of debt in the nine months ended September 30, 2011 is due to the write-

off of unamortized debt premium net of a 3.0% prepayment premium and unamortized debt fees related to the payoff of our mortgage loan on Tower Shops prior to its contractual prepayment date. The $2.8 million early extinguishment of debt expense in the nine months ended September 30, 2010 is due to the write-off of unamortized debt fees related to the $250.0 million payoff of the term loan prior to its maturity date.
General and Administrative Expense
General and administrative expense increased $2.2 million, or 12.8%, to $19.6 million in the nine months ended September 30, 2011 from $17.4 million in the nine months ended September 30, 2010. This increase is due primarily to higher personnel related costs, higher acquisition costs as a result of expensing all transaction costs on higher acquisitions volume partially offset by lower legal fees primarily as a result of litigation regarding certain rights to acquire the land under Pentagon Row which was fully resolved in fourth quarter 2010.
Depreciation and Amortization
Depreciation and amortization expense increased $5.1 million, or 5.8%, to $94.4 million in the nine months ended September 30, 2011 from $89.2 million in the nine months ended September 30, 2010. This increase is due primarily to 2010 and 2011 acquisitions, accelerated depreciation due to the change in use of certain redevelopment buildings, and capital improvements at same-center and redevelopment properties.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.9 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively, primarily represents the operating income for the period during which we owned properties sold/disposed of or held for sale in 2011 and 2010.
Discontinued Operations— Gain on Deconsolidation of VIE
The $2.0 million gain on deconsolidation of VIE for the nine months ended September 30, 2011, is the result of the refinancing of a mortgage note receivable on a shopping center in Norwalk, Connecticut, resulting in us no longer being the primary beneficiary of the VIE. See Note 4 to the consolidated financial statements for further discussion of this transaction.
Discontinued Operations—Gain on Sale of Real Estate
The $14.8 million gain on sale of real estate from discontinued operations for the nine months ended September 30, 2011 relates to the sale of Feasterville Shopping Center on July 12, 2011. The $1.0 million gain on sale of real estate from discontinued operations for the nine months ended September 30, 2010 relates to the final settlement reached with the contractors responsible for performing defective work in previous years related to the work done in connection with the sale of certain condominium units at Santana Row.
Gain on Sale of Real Estate
The $0.4 million gain on sale of real estate for the nine months ended September 30, 2010 is due to condemnation proceeds, net of costs, at one of our Northern Virginia properties in order to expand a local road.
Recently Issued Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for us in the first quarter of 2012 and is not expected to have a significant impact to our consolidated financial statements.
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
On February 24, 2011, we entered into an ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. Through September 30, 2011, we have issued 1,662,038 common shares for net cash proceeds of $139.3 million under the program.
Cash and cash equivalents increased $6.3 million to $22.1 million at September 30, 2011; however, cash and cash equivalents are not the only indicator of our liquidity. We also have a $400.0 million unsecured revolving credit facility which had an outstanding balance of $158.0 million at September 30, 2011. In addition, we have an option to increase the credit facility through an accordion feature to $800 million.
For the nine months ended September 30, 2011, the maximum amount of borrowings outstanding under our revolving credit facility was $265.0 million, the weighted average amount of borrowings outstanding was $186.0 million and the weighted average interest rate, before amortization of debt fees, was 0.89%. Also, as of September 30, 2011, we had the capacity to issue up to $158.3 million in common shares under our ATM equity program. As of September 30, 2011, we have no debt maturities related to mortgages payable or senior notes and debentures during the remainder of 2011. We currently believe that cash flows from operations, cash on hand, our ATM equity program and our revolving credit facility will be sufficient to finance our operations and fund our capital expenditures.
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
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash provided by operating activities	$172,951	$179,685
Cash used in investing activities	(101,313)	(111,305)
Cash used in financing activities	(65,365)	(194,595)
Increase (decrease) in cash and cash equivalents	6,273	(126,215)
Cash and cash equivalents, beginning of year	15,797	135,389
Cash and cash equivalents, end of period	$22,070	$9,174

Net cash provided by operating activities decreased $6.7 million to $173.0 million during the nine months ended September 30, 2011 from $179.7 million during the nine months ended September 30, 2010. The decrease was primarily attributable to the $16.2 million payment of the final judgment related to a previously disclosed lawsuit offset by higher net income before certain non-cash items.
Net cash used in investing activities decreased $10.0 million to $101.3 million during the nine months ended September 30, 2011 from $111.3 million during the nine months ended September 30, 2010. The decrease was primarily attributable to:

•	$20.7 million in proceeds from sales of real estate primarily from the sale of Feasterville Shopping Center in July 2011,

•	$10.5 million acquisition of a first mortgage loan in March 2010,

•	$10.0 million decrease in contributions to the Newbury Street Partnership due to the $16.7 million initial investment in 2010, and

•	$8.7 million payment received in June 2011 related to the refinancing of a mortgage loan receivable, partially offset by

•	$32.7 million increase in capital investments, and

•	$8.7 million increase in acquisitions of real estate.

Net cash used in financing activities decreased $129.2 million to $65.4 million during the nine months ended September 30, 2011 from $194.6 million during the nine months ended September 30, 2010. The decrease was primarily attributable to:

•
$170.4 million decrease in repayment of mortgages, capital leases and notes payable due substantially to the $250.0 million payoff of our term loan in 2010 offset by the payoff of two mortgages totaling $37.4 million in 2011,

•	$147.8 million increase in net proceeds from the issuance of common shares due primarily to the sale of 1.7 million shares under our ATM equity program entered into in February 2011, and

•	$50.3 million increase in net borrowings on our revolving credit facility, net of financing costs, partially offset by

•	$148.5 million in net proceeds from the issuance of 5.90% senior notes in March 2010 and no issuances in 2011,

•	$75.0 million repayment of 4.50% senior notes in February 2011, and

•	$10.0 million in public funding received for the development at Assembly Row in April 2010.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2011, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At September 30, 2011, our investment in the Partnership was $35.0 million and the Partnership had approximately $57.4 million of mortgages payable outstanding. Our share of principal and interest payments is as follows:

	Joint Venture Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)	$21,322	$1,056	$5,634	$14,632	$—

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), to acquire, operate and redevelop properties located primarily in the Back Bay section of Boston, Massachusetts. We hold an 85% limited partnership interest in Newbury Street Partnership and Taurus holds a 15% limited partnership interest and serves as general partner. As general partner, Taurus is responsible for the operation and management of the properties, subject to our approval on major decisions. We have evaluated the entity and determined that it is not a VIE. Accordingly, given Taurus’ role as general partner, we account for our interest in Newbury Street Partnership using the equity method. Accounting policies for the Newbury Street Partnership are similar to accounting policies followed by the Trust. The entity is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. The buy-sell can be exercised only in certain circumstances through May 2014 and may be initiated by either party at anytime thereafter which could result in either the sale of our interest or the use of available cash or borrowings to acquire Taurus’ interest.
As of September 30, 2011, Newbury Street Partnership owned three buildings all located on Newbury Street with a total of approximately 41,000 square feet of mixed-use gross leasable area. We had invested approximately $23.7 million in Newbury Street Partnership including $11.8 million in mortgage loans at September 30, 2011. The mortgage loans are secured by the three buildings, bear interest at LIBOR plus 400 basis points and mature on May 25, 2012, subject to a one-year extension option.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2011:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2011	Stated Interest Rate as of September 30, 2011	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Courtyard Shops	Acquired	$7,108	6.87%	July 1, 2012
Bethesda Row	Acquired	19,993	5.37%	January 1, 2013
Bethesda Row	Acquired	4,053	5.05%	February 1, 2013
White Marsh Plaza (2)	Acquired	9,360	6.04%	April 1, 2013
Crow Canyon	Acquired	20,065	5.40%	August 11, 2013
Idylwood Plaza	16,910	16,345	7.50%	June 5, 2014
Leesburg Plaza	29,423	28,440	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	36,776	7.50%	June 5, 2014
Pentagon Row	54,619	52,794	7.50%	June 5, 2014
Melville Mall (3)	Acquired	22,515	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	56,909	5.46%	January 1, 2015
Barracks Road	44,300	39,215	7.95%	November 1, 2015
Hauppauge	16,700	14,783	7.95%	November 1, 2015
Lawrence Park	31,400	27,796	7.95%	November 1, 2015
Wildwood	27,600	24,432	7.95%	November 1, 2015
Wynnewood	32,000	28,327	7.95%	November 1, 2015
Brick Plaza	33,000	28,929	7.42%	November 1, 2015
Rollingwood Apartments	24,050	23,322	5.54%	May 1, 2019
Shoppers’ World	Acquired	5,482	5.91%	January 31, 2021
Mount Vernon (4)	13,250	10,652	5.66%	April 15, 2028
Chelsea	Acquired	7,670	5.36%	January 15, 2031
Subtotal		484,966
Net unamortized discount		(464)
Total mortgages payable		484,502
Notes payable
Unsecured fixed rate
Various (5)	15,308	10,832	3.32%	Various through 2013
Unsecured variable rate
Revolving credit facility (6)	400,000	158,000	LIBOR + 1.15%	July 6, 2015
Escondido (Municipal bonds) (7)	9,400	9,400	0.16%	October 1, 2016
Total notes payable		178,232
Senior notes and debentures
Unsecured fixed rate
6.00% notes	175,000	175,000	6.00%	July 15, 2012
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,004,200
Net unamortized premium		486
Total senior notes and debentures		1,004,686
Capital lease obligations
Various		63,455	Various	Various through 2106
Total debt and capital lease obligations		$1,730,875
_____________________

1)
Mortgages payable do not include our 30% share ($17.2 million) of the $57.4 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners. It also excludes $11.8 million in mortgage loans on our Newbury Street Partnership for which we are the lender.

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

4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

5)	The interest rate of 3.32% represents the weighted average interest rate for three unsecured fixed rate notes payable. These notes mature between April 1, 2012 and January 31, 2013.

6)
The maximum amount drawn under our revolving credit facility during the three and nine months ended September 30, 2011 was $219.0 million and $265.0 million, respectively. The weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.31% and 0.89% for the three and nine months ended September 30, 2011, respectively.

7)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The property is not encumbered by a lien.

Our revolving credit facility and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2011, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2011:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
Remainder of 2011	$75		$2,362	$365	$2,802
2012	185,727		17,380	1,514	204,621
2013	135,030		72,107	1,624	208,761
2014	150,000		156,364	1,741	308,105
2015	158,000	(1)	203,398	1,867	363,265
Thereafter	553,600		33,355	56,344	643,299
	$1,182,432		$484,966	$63,455	$1,730,853	(2)
_____________________

1)
Our $400.0 million revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option. As of September 30, 2011, there was $158.0 million drawn under this credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of September 30, 2011.

Interest Rate Hedging
We had no hedging instruments outstanding during the three and nine months ended September 30, 2011. We may use derivative instruments to manage exposure to variable interest rate risk. We generally enter into interest rate swaps to manage our exposure to variable interest rate risk and treasury locks to manage the risk of interest rates rising prior to the issuance of debt. We enter into derivative instruments that qualify as cash flow hedges and do not enter into derivative instruments for speculative purposes.
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
The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net income	$48,302	$31,010	$117,157	$93,932
Net income attributable to noncontrolling interests	(1,249)	(1,370)	(4,161)	(3,958)
Gain on sale of real estate	(14,757)	—	(14,800)	(1,410)
Gain on deconsolidation of VIE	—	—	(2,026)	—
Depreciation and amortization of real estate assets	28,671	26,491	84,723	80,375
Amortization of initial direct costs of leases	2,684	2,429	7,737	7,226
Depreciation of joint venture real estate assets	446	368	1,304	1,064
Funds from operations	64,097	58,928	189,934	177,229
Dividends on preferred shares	(136)	(136)	(406)	(406)
Income attributable to operating partnership units	249	247	733	736
Income attributable to unvested shares	(285)	(197)	(793)	(590)
Funds from operations available for common shareholders	$63,925	$58,842	$189,468	$176,969
Weighted average number of common shares, diluted (1)	63,350	61,729	62,702	61,667
Funds from operations available for common shareholders, per diluted share	$1.01	$0.95	$3.02	$2.87
_____________________

(1)
For the three and nine months ended September 30, 2011 and 2010, the weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted EPS. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share but is anti-dilutive for the computation of diluted EPS for the periods presented.

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
As of September 30, 2011, we were not party to any open derivative financial instruments. We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or through 2106 including capital lease obligations) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2011, we had $1.5 billion of fixed-rate debt outstanding and $63.5 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2011 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $58.2 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2011 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $61.9 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2011, we had $167.4 million of variable rate debt outstanding which consisted of $158.0 million outstanding on our revolving credit facility and $9.4 million of municipal bonds. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $1.7 million, and our net income and cash flows for the year would decrease by approximately $1.7 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by approximately $0.3 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.	CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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

FEDERAL REALTY INVESTMENT TRUST

November 3, 2011	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

November 3, 2011	/s/ Andrew P. Blocher
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

10.17
Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.18
Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.19
Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.20
Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.21
Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (previously filed as Exhibit 10.29 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

Exhibit No.	Description
10.22
Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.23
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

10.25	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.26
Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.27	Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.28
2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.29
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

10.31
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

10.37	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

Exhibit No.	Description
10.38
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.