Form 10-K
period 2011-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2012-02-16
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2011 was $5.3 billion.
The number of Registrant’s common shares outstanding on February 9, 2012 was 63,672,252.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2011 annual meeting of shareholders to be held in May 2012 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS
References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.
General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2011, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects comprising approximately 19.3 million square feet. In total, the real estate projects were 93.4% leased and 92.4% occupied at December 31, 2011. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2011. In total, the joint venture properties in which we own an interest were 90.9% leased and occupied at December 31, 2011. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 44 consecutive years.
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
Our portfolio includes, and we continue to acquire and redevelop, high quality retail in many formats ranging from regional community and neighborhood shopping centers that generally are anchored by grocery stores to mixed-use properties that are typically centered around a retail component but may also include office, residential and/or hotel components.
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

•	developing local and regional market expertise in order to capitalize on market and retailing trends;

•	leveraging the contacts and experience of our management team to build and maintain long-term relationships with tenants, investors and financing sources;

•	providing exceptional customer service; and

•
creating an experience at many of our properties that is identifiable, unique and serves the surrounding communities to help insulate these properties and the tenants at these properties from the impact of on-line retailing.

Investing Strategies
Our investment strategy is to deploy capital at risk-adjusted rates of return that exceed our long-term weighted average cost of capital in projects that have potential for future income growth and increased value. Our investments primarily fall into one of the following four categories:

•	renovating, expanding, reconfiguring and/or retenanting our existing properties to take advantage of under-utilized land or existing square footage to increase revenue;

•	renovating or expanding tenant spaces for tenants capable of producing higher sales, and therefore, paying higher rents;

•
acquiring quality retail and mixed-use properties located in densely populated and/or affluent areas where barriers to entry for further development are high, and that have possibilities for enhancing operating performance and creating value through renovation, expansion, reconfiguration and/or retenanting; and

•
developing the retail portions of mixed-use properties and developing or otherwise investing in other portions of mixed-use properties we already own in order to capitalize on the overall value created in these properties.

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

•
the sale of our equity or debt securities through public offerings, including our at the market ("ATM") equity program in which we may from time to time offer and sell common shares, or private placements,

•	the incurrence of indebtedness through unsecured or secured borrowings,

•
the issuance of operating partnership units in a new or existing “downREIT partnership” that is controlled and consolidated by us (generally operating partnership units in a “downREIT” partnership are issued in exchange for a tax deferred contribution of property; these units receive the same distributions as our common shares and the holders of these units have the right to exchange their units for cash or the same number of our common shares, at our option), or

•	the use of joint venture arrangements.
Employees
At February 9, 2012, we had 254 full-time employees and 162 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
Tax Status
We elected to be taxed as a REIT under the federal income tax laws when we filed our 1962 tax return. As a REIT, we are generally not subject to federal income tax on taxable income that we distribute to our shareholders. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income each year. We will be subject to federal income tax on our taxable income (including any applicable alternative minimum tax) at regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100% of our taxable income. We will also generally not qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.
We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Code. A TRS is subject to federal and state income taxes. Our TRS activities have not been material.
Governmental Regulations Affecting Our Properties
We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws, including without limitation:

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
As of December 31, 2011, we had approximately $2.1 billion of debt outstanding. Of that outstanding debt, approximately $725.4 million was secured by all or a portion of 21 of our real estate projects and approximately $63.1 million represented capital lease obligations on four of our properties. In addition, we own a 30% interest in a joint venture that had $57.4 million of debt secured by four properties as of December 31, 2011. Approximately $2.1 billion (99.6%) of our debt as of December 31, 2011 is fixed rate debt, which includes all of our property secured debt, our capital lease obligations and our

$275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements. Our unconsolidated joint venture’s debt of $57.4 million is also fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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
As of December 31, 2011, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
Our development activities have inherent risks.
The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. We generally do not look to acquire raw land for future development; however, we do intend to complete the development and construction of future phases of projects we already own, such as Santana Row in San Jose, California, Assembly Row in Somerville, Massachusetts, and Pike & Rose (Mid-Pike Plaza) in Rockville, Maryland. We may undertake development of these and other projects on our own or bring in third parties if it is justifiable on a risk-adjusted return basis. We may also choose to delay completion of a project if market conditions do not allow an appropriate return. If conditions arise and we are not able or decide not to complete a project or if the expected cash flows of our project do not exceed the book value, an impairment of the project may be required. If additional phases of any of our existing projects or if any new projects are not successful, it may adversely affect our financial condition and results of operations.
In 2012, we expect to start construction on Assembly Row, Pike & Rose and additional residential units at Santana Row and anticipate investing approximately $500 million in these projects over the next few years.  While the significant size of the development investment poses a risk in itself, there are a number of other risks associated with these projects.  At Assembly Row, we are dependent on the performance of third parties to deliver significant aspects of the project that are critical to our success.  In addition at this project, our projected investment assumes that we will receive public funding which has been committed but has not been entirely funded. At both Assembly Row and Pike & Rose, a substantial amount of our investment is related to infrastructure, the value of which may be negatively impacted if we do not complete subsequent phases. Furthermore, with respect to residential development at Pike & Rose and Santana Row, we will be delivering these units into a residential environment in 2014-2015 that is uncertain.
In addition to the risks associated with real estate investment in general as described elsewhere and the specific risks above, the risks associated with our remaining development activities include:

•	contractor changes may delay the completion of development projects and increase overall costs;

•	significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	failure or inability to obtain public funding from governmental agencies to fund infrastructure projects; including expected public funding in connection with our development at Assembly Row;

•	expenditure of money and time on projects that may never be completed;

•	the third-party developer of residential buildings may not deliver or may encounter delays in delivering residential space as planned;

•	difficulty securing key value-oriented anchor tenants may impact retail and residential occupancy rates;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction or operating costs, including labor and material costs; and

•
possible delay in completion of a project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).

Redevelopments and acquisitions may fail to perform as expected.
Our investment strategy includes the redevelopment and acquisition of high quality, retail focused properties in densely populated areas with high average household incomes and significant barriers to adding competitive retail supply. The redevelopment and acquisition of properties entails risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

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
Our growth strategy is focused on the redevelopment of properties we already own and the acquisition of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are generally required to distribute to our shareholders at least 90% of our taxable income each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. Debt could include the sale of debt securities and mortgage loans from third parties. While we were able to consummate financings during 2009, 2010 and 2011, if economic conditions and conditions in the capital markets are not favorable at the time we need to raise capital, we may need to obtain capital on less favorable terms than in recent years for debt financings. Equity capital could include our common shares or preferred shares. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the economic environment, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.
Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt and preferred shares.
Of our approximately $2.1 billion of debt outstanding as of December 31, 2011, approximately $284.4 million bears interest at variable rates of which $275.0 million is effectively fixed through two interest rate swap agreements. We have a $400.0 million revolving credit facility, of which no balance is outstanding at December 31, 2011, that bears interest at LIBOR plus 115 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. The interest rate on our $275.0 million term loan is currently fixed at 3.17% as a result of two interest rate swap agreements. We may enter into this type of hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under the term loan and any other variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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

Loss of our key management could adversely affect performance and the value of our common shares.
We are dependent on the efforts of our key management. Although we believe qualified replacements could be found for any departures of key executives, the loss of their services could adversely affect our performance and the value of our common shares.
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
Retailers at our properties also face increasing competition from outlet stores, discount shopping clubs, and other forms of marketing of goods, such as direct mail and internet marketing. This competition could contribute to lease defaults and insolvency of tenants. If we are unable to continue to attract appropriate retail tenants to our properties, or to purchase new properties in our geographic markets, it could materially affect our ability to generate net income, service our debt and make distributions to our shareholders.
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
We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood, earthquake, environmental matters, rental loss and acts of terrorism. All of these policies contain coverage limitations. We believe these coverages are of the types and amounts customarily obtained for or by an owner of similar types of real property assets located in the areas where our properties are located. We intend to obtain similar insurance coverage on subsequently acquired properties.
The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry and other factors outside our control. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could disrupt seriously our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Further, we may be unable to collect insurance proceeds if our insurers are unable to pay or contest a claim. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our shareholders.
We may have limited flexibility in dealing with our jointly owned investments.
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2011, we held five predominantly retail real estate projects jointly with other persons in addition to our joint venture with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”) and properties owned in a “downREIT” structure. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2011, we held the managing general partnership or membership interest in all of our existing co-investments we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
Our joint venture with Clarion is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Our investment in this joint venture is also subject to the risks described above for jointly owned investments. As of December 31, 2011, this joint venture owned seven properties.
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
The current business plan adopted by our Board of Trustees focuses on our investment in high quality retail based properties that are typically neighborhood and community shopping centers or mixed-use properties, principally through redevelopments and acquisitions. If this business plan is not successful, it could have a material adverse effect on our financial condition and results of operations.
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
Natural disasters and severe weather conditions could have an adverse impact on our cash flow and operating results.
Changing weather patterns and climatic conditions, such as global warming, may have added to the unpredictability and frequency of natural disasters and severe weather conditions and created additional uncertainty as to future trends and exposures.  Our operations are located in areas that are subject to natural disasters and severe weather conditions such as hurricanes, earthquakes, droughts, snow storms, floods and fires.  The occurrence of natural disasters or severe weather conditions can delay new development projects, increase investment costs to repair or replace damaged properties, increase operation costs, increase future property insurance costs, and negatively impact the tenant demand for lease space.  If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our earnings, liquidity or capital resources could be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
General
As of December 31, 2011, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 87 predominantly retail real estate projects comprising approximately 19.3 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as California. No single property accounted for over 10% of our 2011 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2011, we had approximately 2,500 leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 2.5% of our annualized base rent as of December 31, 2011. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.
Geographic Diversification
Our 87 real estate projects are located in 13 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2011.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
Maryland	18	4,024,000	20.9%
Virginia	15	3,579,000	18.6%
California	13	2,943,000	15.3%
Pennsylvania(1)	10	2,289,000	11.9%
New Jersey	4	1,388,000	7.2%
Massachusetts	7	1,386,000	7.2%
New York	6	1,200,000	6.2%
Illinois	4	752,000	3.9%
Florida	3	677,000	3.5%
Connecticut(1)	2	301,000	1.6%
Michigan	1	217,000	1.1%
Texas	1	182,000	0.9%
District of Columbia	2	168,000	0.9%
North Carolina	1	153,000	0.8%
Total	87	19,259,000	100.0%

(1)
Additionally, we own two participating mortgages totaling approximately $29.4 million secured by multiple buildings in Manayunk, Pennsylvania, and an $11.7 million mortgage secured by a shopping center in Norwalk, Connecticut.

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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2011, represented approximately 4.3% of total rental income.
The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2011 for each of the 10 years beginning with 2012 and after 2021 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2011.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2012	1,319,000	7%	33,423,000	8%
2013	2,141,000	12%	51,869,000	12%
2014	2,273,000	13%	52,123,000	13%
2015	1,859,000	10%	42,881,000	10%
2016	2,072,000	12%	51,965,000	13%
2017	2,077,000	12%	45,232,000	11%
2018	1,025,000	6%	22,491,000	5%
2019	704,000	4%	17,481,000	4%
2020	767,000	4%	20,984,000	5%
2021	914,000	5%	25,137,000	6%
Thereafter	2,624,000	15%	51,734,000	13%
Total	17,775,000	100%	$415,320,000	100%
Lease Rollovers
For 2011, we signed leases for a total of 1,417,000 square feet of retail space including 1,294,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 9% on a cash basis and 20% on a straight-line basis. New leases for comparable spaces were signed for 534,000 square feet at an average rental increase of 11% on a cash basis and 21% on a straight-line basis. Renewals for comparable spaces were signed for 760,000 square feet at an average rental increase of 7% on a cash basis and 19% on a straight-line basis.
For 2010, we signed leases for a total of 1,526,000 square feet of retail space including 1,455,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 8% on a cash basis and 18% on a straight-line basis. New leases for comparable spaces were signed for 640,000 square feet at an average rental increase of 6% on a cash basis and 15% on a straight-line basis. Renewals for comparable spaces were signed for 816,000 square feet at an average rental increase of 9% on a cash basis and 20% on a straight-line basis.
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
The leases signed in 2011 generally become effective over the following two years though some may not become effective until 2014 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
In 2012, we expect a similar level of leasing activity compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2011. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
California
150 Post Street San Francisco, CA 94108	1908, 1965	1997	102,000	$41.48	100%	Brooks Brothers H & M
Colorado Blvd Pasadena, CA(3)	1905-1988	1996/1998	69,000	$39.21	83%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA(3)(10)	1980-2006	2005/2007	242,000	$19.55	89%	Lucky Loehmann’s Dress Shop Rite Aid
Escondido Promenade Escondido, CA 92029(4)	1987	1996/2010	297,000	$22.24	96%	TJ Maxx Toys R Us Dick's Sporting Goods Ross Dress For Less
Fifth Avenue San Diego, CA	1888-1998	1996	18,000	$47.21	100%	Urban Outfitters
Hermosa Avenue Hermosa Beach, CA	1922	1997	24,000	$30.23	100%
Hollywood Blvd Hollywood, CA(5)	1921-1991	1999	140,000	$24.00	91%	DSW L.A. Fitness Fresh & Easy
Kings Court Los Gatos, CA 95032(3)(6)	1960	1998	79,000	$28.68	100%	Lunardi’s Supermarket CVS
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	96,000	$33.11	83%	Gap Banana Republic
Plaza El Segundo El Segundo, CA 90245 (4)(10)	2006-2007	2011	381,000	$33.55	99%	H&M Anthropologie Best Buy HomeGoods Whole Foods Dick's Sporting Goods
Santana Row—Retail San Jose, CA 95128	2002, 2009	1997	645,000	$46.60	94%	Crate & Barrel Container Store Best Buy CineArts Theatre Hotel Valencia
Santana Row—Residential San Jose, CA 95128	1999-2009, 2011	1997	403 units	N/A	88%
Third Street Promenade Santa Monica, CA	1888-2000	1996-2000	208,000	$63.62	99%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate San Jose, CA	1960-1966	2004	642,000	$12.79	95%	Target Burlington Coat Factory Ross Dress For Less Michaels Nordstrom Rack
Connecticut
Bristol Bristol, CT 06010	1959	1995	266,000	$12.33	95%	Stop & Shop TJ Maxx
Greenwich Avenue Greenwich Avenue, CT	1993	1995	35,000	$61.00	100%	Saks Fifth Avenue
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$28.67	80%	Maggiano’s Nordstrom Rack
Sam’s Park & Shop Washington, DC 20008	1930	1995	49,000	$39.13	100%	Petco
Florida
Courtyard Shops Wellington, FL 33414(10)	1990, 1998	2008	130,000	$19.46	87%	Publix

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Del Mar Village Boca Raton, FL 33433	1982, 1984 & 2007	2008	179,000	$16.04	89%	Winn Dixie CVS
Tower Shops Davie, FL 33324	1989	2011	368,000	$15.13	92%	Best Buy DSW Old Navy Ross Dress For Less TJ Maxx
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$20.10	98%	Golfsmith Guitar Center L.A. Fitness
Finley Square Downers Grove, IL 60515	1974	1995	315,000	$10.67	99%	Bed, Bath & Beyond Petsmart Buy Buy Baby
Garden Market Western Springs, IL 60558	1958	1994	140,000	$12.55	90%	Dominick’s Walgreens
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	$12.46	84%	Dominick’s
Maryland
Bethesda Row Bethesda, MD 20814(3)(10)	1945-1991 2001	1993/2006 2008/2010	534,000	$44.01	91%	Apple Computer Barnes & Noble Giant Food Landmark Theater
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	94%
Congressional Plaza Rockville, MD 20852(4)	1965	1965	328,000	$32.88	100%	Buy Buy Baby Last Call Studio by Neiman Marcus Container Store The Fresh Market
Congressional Plaza Residential Rockville, MD 20852(4)	2003	1965	146 units	N/A	94%
Courthouse Center Rockville, MD 20852	1975	1997	36,000	$18.22	93%
Federal Plaza Rockville, MD 20852	1970	1989	248,000	$32.88	87%	Micro Center Ross Dress For Less TJ Maxx Trader Joe’s
Free State Shopping Center Bowie, MD 20715(8)	1970	2007	279,000	$16.01	87%	Giant Food TJ Maxx Ross Dress For Less Office Depot
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	207,000	$25.24	79%	Bed, Bath & Beyond Ross Dress For Less
Governor Plaza Glen Burnie, MD 21961	1963	1985	267,000	$17.00	100%	Aldi L.A. Fitness Dick’s Sporting Goods
Laurel Centre Laurel, MD 20707	1956	1986	388,000	$18.63	83%	Giant Food Marshalls
Mid-Pike Plaza Rockville, MD 20852	1963	1982/2007	271,000	$27.85	83%	L.A. Fitness Toys R Us A.C. Moore
Montrose Crossing Rockville, MD 20852 (4)(10)	1960-1979, 1996, 2011	2011	357,000	$21.63	100%	Giant Food Sports Authority Barnes & Noble Marshalls
Perring Plaza Baltimore, MD 21134	1963	1985	395,000	$12.60	87%	Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Plaza Del Mercado Silver Spring, MD 20906(8)(10)	1969	2004	96,000	$20.05	92%	CVS
Quince Orchard Gaithersburg, MD 20877(3)	1975	1993	248,000	$20.12	75%	Magruders Staples
Rockville Town Square Rockville, MD 20852 (7)	2006-2007	2006-2007	181,000	$33.50	95%	CVS Gold’s Gym

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings(10)	1960	1971	282 units	N/A	95%
THE AVENUE at White Marsh Baltimore, MD 21236(6)(10)	1997	2007	298,000	$21.51	100%	AMC Loews Old Navy Barnes & Noble A.C. Moore
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$43.92	100%
White Marsh Other Baltimore, MD 21236	1985	2007	70,000	$29.27	98%
White Marsh Plaza Baltimore, MD 21236(10)	1987	2007	80,000	$20.39	100%	Giant Food
Wildwood Bethesda, MD 20814(10)	1958	1969	84,000	$84.98	87%	CVS Balducci’s
Massachusetts
Assembly Square Marketplace Somerville, MA 02145	2005	2005-2011	332,000	$17.20	100%	Bed, Bath & Beyond Christmas Tree Shops Kmart Staples TJ Maxx A.C. Moore Sports Authority
Atlantic Plaza North Reading, MA 01864(8)(10)	1960	2004	123,000	$16.51	88%	Stop & Shop Sears
Campus Plaza Bridgewater, MA 02324(8)	1970	2004	117,000	$12.95	97%	Roche Brothers Burlington Coat Factory
Chelsea Commons Chelsea, MA 02150(10)	1962-1969, 2008	2006-2008	222,000	$11.03	100%	Sav-A-Lot Home Depot Planet Fitness
Dedham Dedham, MA 02026	1959	1993	243,000	$15.87	92%	Star Market
Linden Square Wellesley, MA 02481	1960, 2008	2006	222,000	$42.91	94%	Roche Brothers Supermarket CVS
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$15.71	100%	Stop & Shop
Pleasant Shops Weymouth, MA 02190(8)	1974	2004	130,000	$13.69	94%	Foodmaster Marshalls
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$16.16	94%	HomeGoods TJ Maxx Hannaford
Saugus Plaza Saugus, MA 01906	1976	1996	170,000	$11.39	96%	Kmart Super Stop & Shop
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$11.73	99%	Bed, Bath & Beyond Best Buy Kroger DSW
North Carolina
Eastgate Chapel Hill, NC 27514	1963	1986	153,000	$21.74	100%	Stein Mart Trader Joe’s
New Jersey
Brick Plaza Brick Township, NJ 08723(3)(10)	1958	1989	414,000	$15.16	93%	A&P Supermarket Barnes & Noble AMC Loews Sports Authority
Ellisburg Circle Cherry Hill, NJ 08034	1959	1992	267,000	$14.37	92%	Genuardi’s Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(3)(7)	1975	2003	500,000	$20.46	97%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Troy Parsippany-Troy, NJ 07054	1966	1980	207,000	$20.13	99%	Pathmark L.A. Fitness
New York
Forest Hills Forest Hills, NY 11375	1937-1987	1997	48,000	$21.48	100%	Midway Theatre
Fresh Meadows Queens, NY 11365	1949	1997	406,000	$25.63	99%	AMC Loews Kohl’s
Greenlawn Plaza Greenlawn, NY 11743(8)(10)	1975, 2004	2006	106,000	$16.41	97%	Waldbaum’s Tuesday Morning
Hauppauge Hauppauge, NY 11788(10)	1963	1998	133,000	$24.81	100%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007	292,000	$20.46	100%	Bed, Bath & Beyond Buy Buy Baby Michaels
Huntington Square East Northport, NY 11731(3)	1980, 2007	2010	74,000	$25.69	93%	Barnes & Noble
Melville Mall Huntington, NY 11747(9)(10)	1974	2006	247,000	$18.53	100%	Dick's Sporting Goods Kohl’s Marshalls Waldbaum's
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	267,000	$14.23	96%	Acme Markets Kohl’s Staples L.A. Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	282,000	$19.95	98%	Acme Markets Lord & Taylor Michaels L.A. Fitness
Flourtown Flourtown, PA 19031	1957	1980	166,000	$22.92	48%	Genuardi’s
Lancaster Lancaster, PA 17601(7)	1958	1980	127,000	$16.24	94%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	219,000	$14.62	95%	Marshalls Redner’s Warehouse Market
Lawrence Park Broomall, PA 19008(10)	1972	1980	353,000	$18.01	95%	Acme Markets TJ Maxx CHI HomeGoods
Northeast Philadelphia, PA 19114	1959	1983	287,000	$11.34	94%	Burlington Coat Factory Home Gallery Marshalls
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$9.45	77%	Giant Food Rite Aid
Willow Grove Willow Grove, PA 19090	1953	1984	212,000	$18.04	98%	Home Goods Marshalls Barnes & Noble
Wynnewood Wynnewood, PA 19096(10)	1948	1996	252,000	$25.60	87%	Bed, Bath & Beyond Genuardi’s Old Navy
Texas
Houston Street San Antonio, TX 78205	1890-1935	1998	182,000	$22.58	87%	Hotel Valencia Walgreens
Virginia
Barcroft Plaza Falls Church, VA 22041(8)(10)	1963, 1972 & 1990	2006-2007	100,000	$21.87	88%	Harris Teeter Bank of America
Barracks Road Charlottesville, VA 22905(10)	1958	1985	487,000	$21.66	99%	Anthropologie Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy Michaels Ulta

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot	Percentage Leased(2)	Principal Tenant(s)
Falls Plaza/Falls Plaza—East Falls Church, VA 22046	1960-1962	1967/1972	144,000	$29.69	100%	Giant Food CVS Staples
Idylwood Plaza Falls Church, VA 22030(10)	1991	1994	73,000	$41.90	96%	Whole Foods
Leesburg Plaza Leesburg, VA 20176(6)(10)	1967	1998	236,000	$22.25	97%	Giant Food Pier 1 Imports Office Depot Petsmart
Loehmann’s Plaza Fairfax, VA 22042(10)	1971	1983	259,000	$26.25	97%	L.A. Fitness Giant Food Loehmann’s Dress Shop
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(3)(6)(10)	1966-1974	2003/2006	572,000	$15.45	94%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels Home Depot TJ Maxx Gold’s Gym Staples
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$33.63	100%	Whole Foods Walgreens
Pan Am Fairfax, VA 22031	1979	1993	227,000	$20.27	99%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202(10)	2001-2002	1998/2010	296,000	$34.55	99%	Harris Teeter Bed, Bath & Beyond L.A. Fitness DSW
Pike 7 Plaza Vienna, VA 22180(6)	1968	1997	164,000	$39.41	100%	DSW Staples TJ Maxx
Shoppers’ World Charlottesville, VA 22091(10)	1975-2001	2007	169,000	$14.00	72%	Staples
Shops at Willow Lawn Richmond, VA 23230	1957	1983	438,000	$16.41	83%	Kroger Old Navy Ross Dress For Less Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$24.01	87%	Talbots
Tyson’s Station Falls Church, VA 22043	1954	1978	49,000	$40.37	96%	Trader Joe’s
Village at Shirlington Arlington, VA 22206(7)	1940, 2006-2009	1995	261,000	$34.44	97%	AMC Loews Carlyle Grand Café Harris Teeter
Total All Regions—Retail(11)			19,259,000	$23.37	93%
Total All Regions—Residential			1,011 units		92%
 _____________________

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

(3)	All or a portion of this property is owned pursuant to a ground lease.

(4)	We own the controlling interest in this center.

(5)	We own a 90% general and limited partnership interests in these buildings.

(6)	We own this property in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.

(7)	All or a portion of this property is subject to a capital lease obligation.

(8)	Properties acquired through a joint venture arrangement with affiliates of a discretionary fund created and advised by ING Clarion Partners.

(9)
The Trust controls Melville Mall through a 20 year master lease and secondary financing to the owner. Because the Trust controls the activities that most significantly impact this property and retains substantially all of the economic benefit and risk associated with it, we consolidate this property and its operations.

(10)	All or a portion of this property is encumbered by a mortgage loan.

(11)
Aggregate information is calculated on a GLA weighted-average basis, excluding properties acquired through a joint venture arrangement with affiliates of a discretionary fund created and advised by ING Clarion Partners.

ITEM 3.    LEGAL PROCEEDINGS
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR OUR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares trade on the New York Stock Exchange under the symbol “FRT.” Listed below are the high and low closing prices of our common shares as reported on the New York Stock Exchange and the dividends declared for each of the periods indicated.

	Price Per Share		Dividends Declared Per Share
	High	Low
2011
Fourth quarter	$92.45	$80.15	$0.690
Third quarter	$90.55	$75.31	$0.690
Second quarter	$88.12	$80.21	$0.670
First quarter	$84.18	$76.14	$0.670
2010
Fourth quarter	$84.32	$74.87	$0.670
Third quarter	$83.32	$68.91	$0.670
Second quarter	$79.52	$68.35	$0.660
First quarter	$74.11	$63.07	$0.660
On February 9, 2012, there were 3,508 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 44 consecutive years.
Our total annual dividends paid per common share for 2011 and 2010 were $2.70 per share and $2.65 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2012 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2011	2010
Ordinary dividend	$2.349	$2.519
Ordinary dividend eligible for 15% tax rate	0.027	0.025
Return of capital	0.162	0.106
Capital gain	0.162	—
	$2.700	$2.650

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
Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. All other equity securities sold by us during 2011 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during the fourth quarter of 2011, and 13,975 restricted common shares were forfeited by former employees.

ITEM 6.    SELECTED FINANCIAL DATA
The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended December 31, 2007 through 2010 have been reclassified to conform to the 2011 presentation.

	Year Ended December 31,
	2011		2010		2009		2008		2007
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$538,701		$522,651		$510,777		$499,100		$462,856
Property operating income(1)	$382,890		$372,615		$362,359		$353,373		$334,950
Income from continuing operations	$131,554		$125,851		$101,325		$119,655		$98,323
Gain on sale of real estate	$15,075		$1,410		$1,298		$12,572		$94,768
Net income	$149,612		$128,237		$103,872		$135,153		$201,127
Net income attributable to the Trust	$143,917		$122,790		$98,304		$129,787		$195,537
Net income available for common shareholders	$143,376		$122,249		$97,763		$129,246		$195,095
Net cash provided by operating activities	$244,711		$256,735		$256,765		$228,285		$214,209
Net cash used in investing activities	$(196,369)		$(187,088)		$(127,341)		$(207,567)		$(151,439)
Net cash provided by (used in) financing activities	$3,667		$(189,239)		$(9,258)		$(56,186)		$(23,574)
Dividends declared on common shares	$171,335		$163,382		$157,638		$148,444		$135,102
Weighted average number of common shares outstanding:
Basic	62,438		61,182		59,704		58,665		56,108
Diluted	62,603		61,324		59,830		58,889		56,473
Earnings per common share, basic:
Continuing operations	$2.00		$1.95		$1.59		$1.93		$1.64
Discontinued operations	0.29		0.03		0.04		0.26		1.83
Gain on sale of real estate	—		0.01		—		—		—
Total	$2.29		$1.99		$1.63		$2.19		$3.47
Earnings per common share, diluted:
Continuing operations	$1.99		$1.94		$1.59		$1.93		$1.63
Discontinued operations	0.29		0.03		0.04		0.26		1.82
Gain on sale of real estate	—		0.01		—		—		—
Total	$2.28		$1.98		$1.63		$2.19		$3.45
Dividends declared per common share	$2.72		$2.66		$2.62		$2.52		$2.37
Other Data:
Funds from operations available to common shareholders(2)(3)	$251,576		$239,210		$211,065		$228,397		$206,037
EBITDA(3)(4)	$374,131		$352,481		$328,491		$344,465		$423,150
Adjusted EBITDA(3)(4)	$357,030		$351,071		$327,193		$331,893		$328,382
Ratio of EBITDA to combined fixed charges and preferred share dividends(3)(4)(5)	3.5	x	3.1	x	2.8	x	3.2	x	3.3	x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(3)(4)(5)	3.3	x	3.1	x	2.7	x	3.1	x	2.6	x

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Balance Sheet Data:
Real estate, at cost	$4,434,544	$3,895,942	$3,759,234	$3,673,685	$3,452,847
Total assets	$3,659,908	$3,159,553	$3,222,309	$3,092,776	$2,989,297
Mortgages payable and capital lease obligations	$810,616	$589,441	$601,884	$452,810	$450,084
Notes payable	$295,159	$97,881	$261,745	$336,391	$210,820
Senior notes and debentures	$1,004,635	$1,079,827	$930,219	$956,584	$977,556
Preferred shares	$9,997	$9,997	$9,997	$9,997	$9,997
Shareholders’ equity(6)	$1,240,604	$1,115,768	$1,151,738	$1,084,569	$1,081,550
Number of common shares outstanding	63,544	61,526	61,242	58,986	58,646

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

(2)
FFO is a supplemental non-GAAP financial measure of real estate companies’ operating performances. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with U.S. GAAP, plus real estate related depreciation and amortization and excluding extraordinary items and gains on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income.

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
The reconciliation of net income to funds from operations available for common shareholders is as follows:

	2011	2010	2009	2008	2007
	(In thousands)
Net income	$149,612	$128,237	$103,872	$135,153	$201,127
Net income attributable to noncontrolling interests	(5,695)	(5,447)	(5,568)	(5,366)	(5,590)
Gain on sale of real estate	(15,075)	(1,410)	(1,298)	(12,572)	(94,768)
Gain on deconsolidation of VIE	(2,026)	—	—	—	—
Depreciation and amortization of real estate assets	113,188	107,187	103,104	101,450	95,565
Amortization of initial direct costs of leases	10,432	9,552	9,821	8,771	8,473
Depreciation of joint venture real estate assets	1,771	1,499	1,388	1,331	1,241
Funds from operations	252,207	239,618	211,319	228,767	206,048
Dividends on preferred shares	(541)	(541)	(541)	(541)	(442)
Income attributable to operating partnership units	981	980	974	950	1,156
Income attributable to unvested shares	(1,071)	(847)	(687)	(779)	(725)
Funds from operations available for common shareholders	$251,576	$239,210	$211,065	$228,397	$206,037

(3)
Includes a charge of $0.3 million and $16.4 million in 2010 and 2009, respectively, for adjusting the accrual for litigation regarding a parcel of land located adjacent to Santana Row as well as other costs related to the litigation and appeal process. The matter is further discussed in Note 9 to the consolidated financial statements.

(4) The SEC has stated that EBITDA is a non-GAAP measure as calculated in the table below. Adjusted EBITDA is a non-

GAAP measure that means net income or loss plus net interest expense, income taxes, depreciation and amortization, gain or loss on sale of real estate and impairments of real estate if any. Adjusted EBITDA is presented because it approximates a key performance measure in our debt covenants, but it should not be considered an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other REITs.
The reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented is as follows:

	2011	2010	2009	2008	2007
	(In thousands)
Net income	$149,612	$128,237	$103,872	$135,153	$201,127
Depreciation and amortization	126,568	119,817	115,093	111,068	105,966
Interest expense	98,465	101,882	108,781	99,163	117,394
Early extinguishment of debt	(296)	2,801	2,639	—	—
Other interest income	(218)	(256)	(1,894)	(919)	(1,337)
EBITDA	374,131	352,481	328,491	344,465	423,150
Gain on deconsolidation of VIE	(2,026)	—	—	—	—
Gain on sale of real estate	(15,075)	(1,410)	(1,298)	(12,572)	(94,768)
Adjusted EBITDA	$357,030	$351,071	$327,193	$331,893	$328,382

(5) Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount and expense and the portion of rent expense representing an interest factor.
(6) Prior period balances reflect adjustments related to redeemable noncontrolling interests. See Note 2 of the consolidated financial statements for further discussion.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2011, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects comprising approximately 19.3 million square feet. In total, the real estate projects were 93.4% leased and 92.4% occupied at December 31, 2011. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2011. In total, the joint venture properties in which we own a 30% interest were 90.9% leased and occupied at December 31, 2011. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 44 consecutive years.
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
Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. At December 31, 2011 and 2010, our allowance for doubtful accounts was $17.6 million and $18.7 million, respectively. Historically, we have recognized bad debt expense between 0.4% and 1.3% of rental income and it was 0.5% in 2011 reflecting positive economic changes and their impact to our tenants. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and correspondingly bad debt expense and net income. For example, in the event our estimates were not accurate and we were required to increase our allowance by 1% of rental income, our bad debt expense would have increased and our net income would have decreased by $5.4 million.
Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2011 and 2010, accounts receivable include approximately $50.5 million and $45.6 million, respectively, related to straight-line rents. Correspondingly, these estimates of collectability have a direct impact on our net income.
Real Estate
The nature of our business as an owner, redeveloper and operator of retail shopping centers and mixed-use properties means that we invest significant amounts of capital. Depreciation and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. We capitalize real estate investments and depreciate them on a straight-line basis in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates and, therefore, to our depreciation rates. These reviews may take into account such factors as the historical retirement and replacement of our assets, expected redevelopments, the repairs required to maintain the condition of our assets, and general economic and real estate factors. Certain events could occur that would materially affect our estimates and assumptions related to depreciation. Unforeseen competition or changes in customer shopping habits could substantially alter our assumptions regarding our ability to realize the expected return on investment in the property and therefore reduce the economic life of the asset and affect the amount of depreciation expense to be charged against both the current and future revenues. These assessments have a direct impact on our net income. The longer the economic useful life, the lower the depreciation expense will be for that asset in a fiscal period, which in turn will increase our net income. Similarly, having a shorter economic useful life would increase the depreciation for a fiscal period and decrease our net income.
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
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $96 million and $4 million, respectively, for 2011 and $54 million and $3 million, respectively, for 2010. We capitalized external and internal costs related to other property improvements of $46 million and $1 million, respectively, for 2011 and $39 million and $1 million, respectively, for 2010. We capitalized external and internal costs related to leasing activities of $8 million and $5 million, respectively, for 2011 and $7 million and $4 million, respectively, for 2010. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $4 million, $1 million, and $5 million, respectively, for 2011 and $3 million, $1 million, and $4 million, respectively, for 2010.
Additionally, interest costs on developments and major redevelopments are capitalized as part of developments and redevelopments not yet placed in service. Capitalization of interest commences when development activities and expenditures begin and end upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income. If the time period for capitalizing interest is extended, more interest is capitalized, thereby decreasing interest expense and increasing net income during that period.
Real Estate Acquisitions
Upon acquisition of operating real estate properties, we estimate the fair value of assets and liabilities acquired including land, building, improvements, leasing costs, intangibles such as in-place leases, assumed debt, and current assets and liabilities, if any.  Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. We utilize methods similar to those used by independent appraisers in estimating the fair value of acquired assets and liabilities. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of in-place lease value when we consider these to be bargain renewal options. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.

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
Self-Insurance
We are self-insured for general liability costs up to predetermined retained amounts per claim, and we believe that we maintain adequate accruals to cover our retained liability. We currently do not maintain third party stop-loss insurance policies to cover liability costs in excess of predetermined retained amounts. Our accrual for self-insurance liability is determined by management and is based on claims filed and an estimate of claims projected to be incurred but not yet reported. Management considers a number of factors, including third-party actuarial analysis and future increases in costs of claims, when making these determinations. If our liability costs differ from these accruals, it will increase or decrease our net income.
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
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. These pronouncements are effective for us in the first quarter of 2012 and will not have a significant impact to our consolidated financial statements.
2011 Significant Property Acquisitions and Disposition
On January 19, 2011, we acquired the fee interest in Tower Shops located in Davie, Florida for a net purchase price of $66.1 million which included the assumption of a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The property contains approximately 368,000 square feet of gross leasable area on 67 acres and is shadow-anchored by Home Depot and Costco. Approximately $1.2 million and $4.4 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. We incurred a total of $0.4 million of acquisition costs of which $0.2 million were incurred in 2011 and are included in “general and administrative expenses” for the year ended December 31, 2011.
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
On October 31, 2011, our Newbury Street Partnership sold its three buildings for $44.0 million.  As part of the sale, we received $34.6 million of the net proceeds which included the repayment of our $11.8 million loans. Due to our earnings being recorded one quarter in arrears, we will recognize the gain on sale of $11.8 million in the first quarter 2012. See Note 5 to the consolidated financial statements for further discussion of our Newbury Street Partnership.
On December 27, 2011, we acquired an 89.9% controlling interest in Montrose Crossing, a 357,000 square foot shopping center located in Rockville, Maryland. The purchase price was $141.5 million and our 89.9% ownership interest was $127.2 million which was funded with cash and our pro-rata share of $80.0 million of new mortgage debt.  We are the managing member of the entity, control all significant operating decisions, and receive approximately 89.9% of the cash flow of the entity.  Therefore, we have consolidated the property and its operations effective on the acquisition date.  The purchase price has been preliminarily allocated to real estate assets, debt, and noncontrolling interests.  The final purchase price allocation to all acquired assets, liabilities, and noncontrolling interests will be finalized after our valuation studies are complete. We incurred approximately $2.4 million of acquisition costs which are included in “general and administrative expenses” in 2011.
On December 30, 2011, we acquired a 48.2% controlling interest in Plaza El Segundo, a 381,000 square foot shopping center located in El Segundo, California. The purchase price was $192.7 million and our 48.2% ownership interest was funded with $8.5 million of cash and the assumption of our pro-rata share of the existing $175.0 million mortgage debt.  We are the managing member of the entity, control all significant operating decisions, and receive the majority of the cash flow of the entity.  Therefore, we have consolidated the property and its operations effective on the acquisition date. The purchase price has been preliminarily allocated to real estate assets, debt, and noncontrolling interests.  The final purchase price allocation to all acquired assets, liabilities, and noncontrolling interests will be finalized after our valuation studies are complete. We incurred approximately $1.0 million of acquisition costs which are included in “general and administrative expenses” in 2011.
On December 30, 2011, we acquired an 8.1 acre land parcel adjacent to Plaza El Segundo for a purchase price of $15.9 million.  We intend to use the land parcel for future development.
2011 Significant Debt, Equity and Other Transactions
In connection with the acquisition of Tower Shops on January 19, 2011, we assumed a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The mortgage loan bore interest at 6.52%, had a scheduled maturity on July 1, 2015 and was contractually pre-payable after June 2011 with a 3% prepayment premium. On March 24, 2011, the lender unexpectedly allowed us to repay the $41.0 million mortgage loan prior to the permitted prepayment date including the 3% prepayment premium of $1.2 million. The $0.3 million of income from early extinguishment of debt in the year ended December 31, 2011, relates to the early payoff of this loan and includes the write-off of the unamortized debt premium of $1.7 million net of the 3% prepayment premium and unamortized debt fees.
On February 15, 2011, we repaid our $75.0 million 4.50% senior notes on the maturity date.
On February 24, 2011, we entered into an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended December 31, 2011, no shares were issued under the ATM equity program. For the year ended December 31, 2011, we issued 1,662,038 common shares at a weighted average price per share of $85.26 for net cash proceeds of $139.3 million and paid $2.1 million in commissions related to the sales of these common shares.
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
On November 22, 2011, we entered into a $275.0 million unsecured term loan which bears interest at LIBOR plus 145 basis points. The spread over LIBOR is subject to adjustment based on our credit rating. The loan matures on November 21, 2018 and is prepayable without penalty after three years. We entered into two interest rate swap agreements to fix the variable rate portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018. The swap agreements effectively fixed the rate on the term loan at 3.17%. Both swaps were designated and qualified as cash flow hedges and are recorded at fair value.
In connection with the acquisition of Montrose Crossing on December 27, 2011, our joint venture that owns the property entered into an $80.0 million mortgage loan that bears interest at 4.20% and matures on January 10, 2022. As Montrose Crossing is a consolidated property, 100% of the mortgage loan is included in our consolidated balance sheet.
In connection with the acquisition of Plaza El Segundo on December 30, 2011, we assumed our pro-rata share of an existing mortgage loan with a face amount of $175.0 million and a fair value of approximately $185.6 million. As Plaza El Segundo is a consolidated property, 100% of the mortgage loan is included in our consolidated balance sheet. The mortgage loan requires monthly interest only payments through maturity, bears interest at a weighted average rate of 6.33% and matures on August 5, 2017.
Mortgage Loan Receivable Refinancing
Prior to June 30, 2011, we were the lender on a first and second mortgage loan on a shopping center and an adjacent commercial building in Norwalk, Connecticut. Our carrying amount of the loans was approximately $18.3 million. The loans were in default and foreclosure proceedings had been filed, however, we were in negotiations with the borrower to refinance the loans. On June 30, 2011, we refinanced the existing loans with a first mortgage loan which had an initial principal balance of $11.9 million, bears interest at 6.0%, and matures on June 30, 2014, subject to a one year extension option. The loan is secured by the shopping center in Norwalk, Connecticut. As part of the refinancing, we received approximately $8.7 million in cash.
Because the loans were in default, we had certain rights under the first mortgage loan agreement that gave us the ability to direct the activities that most significantly impacted the shopping center. Although we did not exercise those rights, the existence of those rights in the loan agreement resulted in the entity being a variable interest entity ("VIE"). Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the default status of the loans, we also had the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we were the primary beneficiary of this VIE and consolidated the shopping center and adjacent building from March 30, 2010 to June 29, 2011. Our investment in the property is included in “assets held for sale/disposal” in the consolidated balance sheet at December 31, 2010 and the operations of the entity are included in “discontinued operations” for all periods presented.
In conjunction with the refinancing of the loans, we re-evaluated our status as the primary beneficiary of the VIE. Because the loan is not in default, we no longer have those certain rights that give us the ability to control the activities that most significantly impact the shopping center. Our current involvement in the property is solely as the lender on the mortgage loan with protective rights as the lender. Therefore, we are no longer the primary beneficiary and deconsolidated the entity as of

June 30, 2011. The mortgage loan receivable was recorded at its estimated fair value of $11.9 million and we recognized a $2.0 million gain on deconsolidation as part of the refinancing which is included in “discontinued operations - gain on deconsolidation of VIE” for 2011. As of December 31, 2011, the loan was performing and the carrying amount of the mortgage loan was $11.7 million which is included in “mortgage notes receivable” on the balance sheet. This amount also reflects our maximum exposure to loss related to this investment.
The change in design of the entity including the refinancing of the loan was a VIE reconsideration event. Given that the loan is no longer in default, we, as lender, do not have the power to direct the activities that most significantly impact the entity, and the additional equity investment at risk provided by the entity’s equity holders, the entity is no longer a VIE.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property development and redevelopments,

•	expansion of our portfolio through property acquisitions, and

•	growth in our same-center portfolio.
Our properties are located in densely populated or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2012, we expect to have redevelopment projects stabilizing with projected costs of approximately $57 million.
Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at December 31, 2011 is approximately $148 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. We expect that we will structure any future development in a manner designed to mitigate our risk which may include transfers of entitlements or co-developing with other companies. In December 2011, we entered into agreements with AvalonBay Communities ("AvalonBay") for a portion of the first phase of residential and retail development at Assembly Row which will include 575 residential units (by AvalonBay) and approximately 323,000 square feet of retail space.  The Massachusetts Bay Transit Authority (MBTA) will also construct the new orange line T-Stop at the property.   We expect construction on Phase 1 to commence in early 2012 with stabilization in 2015. We will also continue our infrastructure work during 2012. We invested $36 million in Assembly Row in 2011 and expect to invest between $20 million and $40 million in 2012, net of expected public funding.
During 2011, we continued our predevelopment work related to the long-term redevelopment of Mid-Pike Plaza in Rockville, Maryland, which will become Pike & Rose, a long-term, multi-phased, mixed-use project.  The property currently has zoning entitlements to build 1.7 million square feet of commercial-use buildings and 1.7 million square feet for residential use. Phase I of Pike & Rose involves demolition of roughly 25% of the existing GLA at Mid-Pike Plaza and construction of 493 residential units, 151,000 square feet of retail space and 79,000 square of office space. We expect construction of Phase I to commence in 2012 with stabilization in 2015/2016.  We invested $7 million in Pike & Rose in 2011 and expect to invest between $15 million to $35 million in 2012.
We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long-term growth opportunities. Generally, our acquisitions do not initially contribute significantly to earnings growth; however, they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. On occasion we also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through new or assumed mortgages.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. The current economic environment may, however, impact our ability to increase rental rates in the short-term and may require us to decrease some rental rates. This will have a long-term impact over the contractual term of the lease agreement, which on average is between five and ten years. We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy to be a driver of our same-center growth over the long term as we are able to re-lease vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2011, no single tenant accounted for more than 2.5% of annualized base rent.
The current economic environment has impacted the success of certain of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from certain of our tenants. While we believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We expect our occupancy rate will remain relatively flat in the short term. Since the latter part of 2010, we have seen signs of improvement for some of our tenants as well as increased interest from prospective tenants for our retail spaces; however, there can be no assurance that these positive signs will continue. We continue to monitor our tenants’ operating performances as well as trends in the retail industry to evaluate any future impact.
At December 31, 2011, the leasable square feet in our properties was 92.4% occupied and 93.4% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
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

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

			Change
	2011	2010	Dollars	%
	(Dollar amounts in thousands)
Rental income	$538,701	$522,651	$16,050	3.1%
Other property income	9,260	14,545	(5,285)	(36.3)%
Mortgage interest income	5,098	4,601	497	10.8%
Total property revenue	553,059	541,797	11,262	2.1%
Rental expenses	109,549	110,519	(970)	(0.9)%
Real estate taxes	60,620	58,663	1,957	3.3%
Total property expenses	170,169	169,182	987	0.6%
Property operating income	382,890	372,615	10,275	2.8%
Other interest income	218	256	(38)	(14.8)%
Income from real estate partnerships	1,808	1,060	748	70.6%
Interest expense	(98,465)	(101,882)	3,417	(3.4)%
Early extinguishment of debt	296	(2,801)	3,097	(110.6)%
General and administrative expense	(28,985)	(24,189)	(4,796)	19.8%
Litigation provision	—	(330)	330	(100.0)%
Depreciation and amortization	(126,208)	(118,878)	(7,330)	6.2%
Total other, net	(251,336)	(246,764)	(4,572)	1.9%
Income from continuing operations	131,554	125,851	5,703	4.5%
Discontinued operations - income	957	976	(19)	(1.9)%
Discontinued operations - gain on deconsolidation of VIE	2,026	—	2,026	100.0%
Discontinued operations - gain on sale of real estate	15,075	1,000	14,075	1,407.5%
Gain on sale of real estate	—	410	(410)	(100.0)%
Net income	149,612	128,237	21,375	16.7%
Net income attributable to noncontrolling interests	(5,695)	(5,447)	(248)	4.6%
Net income attributable to the Trust	$143,917	$122,790	$21,127	17.2%
Property Revenues
Total property revenue increased $11.3 million, or 2.1%, to $553.1 million in 2011 compared to $541.8 million in 2010. The percentage occupied at our shopping centers decreased to 92.4% at December 31, 2011 compared to 93.2% at December 31, 2010. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $16.1 million, or 3.1%, to $538.7 million in 2011 compared to $522.7 million in 2010 due primarily to the following:

•	an increase of $7.8 million attributable to properties acquired in 2010 and 2011,

•	an increase of $5.5 million at redevelopment properties due primarily to increased occupancy at certain properties and higher rental rates on new and renewal leases, and

•
an increase of $2.8 million at same-center properties due primarily to higher rental rates on new and renewal leases and an increase in percentage rent partially offset by lower recovery income as a result of lower recoverable expenses (primarily snow removal costs).

Other Property Income
Other property income decreased $5.3 million, or 36.3%, to $9.3 million in 2011 compared to $14.5 million in 2010. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a decrease in lease termination fees at redevelopment and same-center properties.
Property Expenses
Total property expenses increased $1.0 million, or 0.6%, to $170.2 million in 2011 compared to $169.2 million in 2010. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $1.0 million, or 0.9%, to $109.5 million in 2011 compared to $110.5 million in 2010. This decrease is primarily due to the following:

•	a decrease of $3.5 million in bad debt expense at same-center properties,

•	a decrease of $1.4 million in repairs and maintenance at same-center properties primarily due to lower snow removal costs, and

•	a decrease of $0.8 million in ground rent due to the fourth quarter 2010 purchases of the fee interest in the land under Pentagon Row and a portion of Bethesda Row, partially offset by

•	an increase of $2.1 million in marketing expense primarily due to our Assembly Row project and certain same-center properties,

•	an increase of $1.5 million related to properties acquired in 2010 and 2011, and

•	an increase of $1.1 million in other operating costs.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 20.0% in 2011 from 20.6% in 2010.
Real Estate Taxes
Real estate tax expense increased $2.0 million, or 3.3% to $60.6 million in 2011 compared to $58.7 million in 2010 due primarily to properties acquired in 2010 and 2011 and higher assessments at redevelopment properties.
Property Operating Income
Property operating income increased $10.3 million, or 2.8%, to $382.9 million in 2011 compared to $372.6 million in 2010. This increase is primarily due to growth in earnings at same-center properties, properties acquired in 2010 and 2011 and redevelopment properties.
Other
Income from Real Estate Partnerships
Income from real estate partnerships increased $0.7 million, or 70.6%, to $1.8 million in 2011 compared to $1.1 million in 2010. The increase is primarily due to $0.4 million of formation and acquisition related expenses from our Newbury Street Partnership in 2010.
Interest Expense
Interest expense decreased $3.4 million, or 3.4%, to $98.5 million in 2011 compared to $101.9 million in 2010. This decrease is due primarily to the following:

•	a decrease of $5.7 million due to a lower overall weighted average borrowing rate, and

•	an increase of $1.8 million in capitalized interest,
partially offset by

•	an increase of $4.1 million due to higher borrowings.
Gross interest costs were $106.6 million and $108.2 million in 2011 and 2010, respectively. Capitalized interest was $8.1 million and $6.3 million in 2011 and 2010, respectively.

Early Extinguishment of Debt
The $0.3 million of income from early extinguishment of debt in 2011 is due to the write-off of unamortized debt premium net of a 3.0% prepayment premium and unamortized debt fees related to the payoff of our mortgage loan on Tower Shops prior to its contractual prepayment date. The $2.8 million early extinguishment of debt expense in 2010 is due to the write-off of unamortized debt fees related to the $250.0 million payoff of the term loan prior to its maturity date.
General and Administrative Expense
General and administrative expense increased $4.8 million, or 19.8%, to $29.0 million in 2011 from $24.2 million in 2010. This increase is due primarily to $3.4 million of transaction costs related to our December 2011 acquisitions of Montrose Crossing and Plaza El Segundo and higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $7.3 million, or 6.2%, to $126.2 million in 2011 from $118.9 million in 2010. This increase is due primarily to 2010 and 2011 acquisitions, accelerated depreciation due to the change in use of certain redevelopment buildings and capital improvements at same-center properties.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $1.0 million for both 2011 and 2010 primarily represents the operating income for the period during which we owned properties sold/disposed of in 2011 and 2010.
Discontinued Operations— Gain on Deconsolidation of VIE
The $2.0 million gain on deconsolidation of VIE in 2011, is the result of the refinancing of a mortgage note receivable on a shopping center in Norwalk, Connecticut, resulting in us no longer being the primary beneficiary of the VIE. See Note 4 to the consolidated financial statements for further discussion of this transaction.
Discontinued Operations—Gain on Sale of Real Estate
The $15.1 million gain on sale of real estate from discontinued operations for 2011 is primarily due to the sale of Feasterville Shopping Center on July 12, 2011. The $1.0 million gain on sale of real estate from discontinued operations for 2010 relates to the final settlement reached with the contractors responsible for performing defective work in previous years related to the work done in connection with the sale of certain condominium units at Santana Row.
Gain on Sale of Real Estate
The $0.4 million gain on sale of real estate in 2010 is due to condemnation proceeds, net of costs, at one of our Northern Virginia properties in order to expand a local road.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

			Change
	2010	2009	Dollars	%
	(Dollar amounts in thousands)
Rental income	$522,651	$510,777	$11,874	2.3%
Other property income	14,545	12,849	1,696	13.2%
Mortgage interest income	4,601	4,943	(342)	(6.9)%
Total property revenue	541,797	528,569	13,228	2.5%
Rental expenses	110,519	108,344	2,175	2.0%
Real estate taxes	58,663	57,866	797	1.4%
Total property expenses	169,182	166,210	2,972	1.8%
Property operating income	372,615	362,359	10,256	2.8%
Other interest income	256	1,894	(1,638)	(86.5)%
Income from real estate partnerships	1,060	1,322	(262)	(19.8)%
Interest expense	(101,882)	(108,781)	6,899	(6.3)%
Early extinguishment of debt	(2,801)	(2,639)	(162)	6.1%
General and administrative expense	(24,189)	(22,032)	(2,157)	9.8%
Litigation provision	(330)	(16,355)	16,025	(98.0)%
Depreciation and amortization	(118,878)	(114,443)	(4,435)	3.9%
Total other, net	(246,764)	(261,034)	14,270	(5.5)%
Income from continuing operations	125,851	101,325	24,526	24.2%
Discontinued operations - income	976	1,249	(273)	(21.9)%
Discontinued operations - gain on sale of real estate	1,000	1,298	(298)	(23.0)%
Gain on sale of real estate	410	—	410	100.0%
Net income	128,237	103,872	24,365	23.5%
Net income attributable to noncontrolling interests	(5,447)	(5,568)	121	(2.2)%
Net income attributable to the Trust	$122,790	$98,304	$24,486	24.9%

Property Revenues
Total property revenue increased $13.2 million, or 2.5%, to $541.8 million in 2010 compared to $528.6 million in 2009. The percentage occupied at our shopping centers remained unchanged at 93.2% at December 31, 2010 and 2009. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $11.9 million, or 2.3%, to $522.7 million in 2010 compared to $510.8 million in 2009 due primarily to the following:

•	an increase of $8.5 million at same-center properties due primarily to higher rental rates on new and renewal leases, increased cost reimbursements, and increased temporary tenant income,

•	an increase of $2.6 million at redevelopment properties due primarily to increased occupancy and rental rates on new leases and higher cost reimbursements, and

•	an increase of $0.8 million attributable to a property acquired in 2010.
Other Property Income
Other property income increased $1.7 million, or 13.2%, to $14.5 million in 2010 compared to $12.8 million in 2009. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees.

Property Expenses
Total property expenses increased $3.0 million, or 1.8%, to $169.2 million in 2010 compared to $166.2 million in 2009. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $2.2 million, or 2.0%, to $110.5 million in 2010 compared to $108.3 million in 2009. This increase is primarily due to the following:

•	an increase of $1.7 million in repairs and maintenance due primarily to snow removal costs,

•	an increase of $1.0 million in other operating costs at same-center properties primarily due to higher demolition costs, and

•	an increase of $0.6 million in utility costs,
partially offset by

•	a decrease of $1.4 million in ground rent due to the 2010 purchase of the fee interest in the land under Pentagon Row resulting from the settlement of certain litigation.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 20.6% in 2010 from 20.7% in 2009.
Real Estate Taxes
Real estate tax expense increased $0.8 million, or 1.4% to $58.7 million in 2010 compared to $57.9 million in 2009 due primarily to annual increases in tax assessments partially offset by lower assessments and refunds of taxes at certain properties due primarily to successful tax appeals.
Property Operating Income
Property operating income increased $10.3 million, or 2.8%, to $372.6 million in 2010 compared to $362.4 million in 2009. This increase is primarily due to growth in earnings at same-center and redevelopment properties.
Other
Other Interest Income
Other interest income decreased $1.6 million, or 86.5%, to $0.3 million in 2010 compared to $1.9 million in 2009. This decrease is due primarily to decreased short-term investing. During 2009, we invested the funds from our 2009 debt and equity transactions on a short-term basis in money market and other highly liquid investments.
Income from Real Estate Partnerships
Income from real estate partnerships decreased $0.3 million, or 19.8%, to $1.1 million in 2010 compared to $1.3 million in 2009. The decrease is primarily due to $0.4 million of formation and acquisition related expenses from our Newbury Street Partnership in 2010.
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
General and Administrative Expense
General and administrative expense increased $2.2 million, or 9.8%, to $24.2 million in 2010 from $22.0 million in 2009. The increase is primarily due to higher personnel related costs, higher acquisition costs as a result of expensing all transaction costs, and higher legal fees, as a result of the litigation regarding certain rights to acquire the land under Pentagon Row further discussed in Note 3 to the consolidated financial statements in this Form 10-K.
Litigation Provision
The $0.3 million litigation provision in 2010 is due to certain costs related to the litigation and appeal process over a parcel of land located adjacent to Santana Row partially offset by the adjustment of the litigation provision to $16.2 million based on the rejection of both parties appeals in February 2011. The $16.4 million litigation provision in 2009 relates to increasing the accrual as well as costs related to the litigation and appeal process for such litigation matter. See Note 9 to the consolidated financial statements in this Form 10-K for further discussion on the litigation.
Depreciation and Amortization
Depreciation and amortization expense increased $4.4 million, or 3.9%, to $118.9 million in 2010 from $114.4 million in 2009. This increase is due primarily to capital improvements at same-center and redevelopment properties and accelerated depreciation related to the change in use of certain redevelopment buildings.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The decrease relates to a $0.4 million expense in 2010 to write down one of the properties to be sold in 2011 to fair value less cost to sell.
Discontinued Operations—Gain on Sale of Real Estate
The $1.0 million gain on sale of real estate from discontinued operations in 2010 relates to the final settlement reached with the contractors responsible for performing defective work in previous years related to the work done in connection with the sale of certain condominium units at Santana Row. The $1.3 million gain on sale of real estate from discontinued operations for 2009 consists primarily of $0.9 million in insurance proceeds received related to repairs we performed on certain condominium units at Santana Row as the result of defective work done by third party contractors in prior years and $0.4 million on the sale of our fee interest in a land parcel in White Marsh, Maryland, that was subject to a long-term ground lease.
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
On February 24, 2011, we entered into an ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. Through December 31, 2011, we have issued 1,662,038 common shares for net cash proceeds of $139.3 million under the program.
On November 22, 2011, we entered into a $275.0 million unsecured term loan that matures on November 21, 2018 and we have an option to increase the term loan through an accordion feature to $350.0 million. In addition, we entered into two interest rate swap agreements which effectively fixed the interest rate on the loan at 3.17% through November 1, 2018.
Cash and cash equivalents increased $52.0 million to $67.8 million at December 31, 2011; however, cash and cash equivalents are not the only indicator of our liquidity. We also have a $400.0 million unsecured revolving credit facility which matures on July 6, 2015 and had no outstanding balance at December 31, 2011. In addition, we have an option to increase the credit facility through an accordion feature to $800.0 million.
For 2011, the maximum amount of borrowings outstanding under our revolving credit facility was $265.0 million, the weighted average amount of borrowings outstanding was $163.5 million and the weighted average interest rate, before amortization of debt fees, was 1.0%. Also, as of December 31, 2011, we had the capacity to issue up to $158.3 million in common shares under our ATM equity program. We have approximately $192 million of debt maturing in 2012, of which $175.0 million relates to our 6.00% senior notes that matures in July 2012. We currently believe that cash flows from operations, cash on hand, our ATM equity program and our revolving credit facility will be sufficient to finance our operations and fund our capital expenditures.
Our overall capital requirements during 2012 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to incur higher amounts in 2012 compared to those incurred in 2011 related to capital investments for development, redevelopment and existing properties as we progress with our active development pipeline. These amounts will be funded on a short-term basis with cash flow from operations, cash on hand, our revolving credit facility and/or shares issued under our ATM equity program, and on a long-term basis, with long-term debt or equity. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Year Ended December 31,
	2011	2010
	(In thousands)
Cash provided by operating activities	$244,711	$256,735
Cash used in investing activities	(196,369)	(187,088)
Cash provided by (used in) financing activities	3,667	(189,239)
Increase (decrease) in cash and cash equivalents	52,009	(119,592)
Cash and cash equivalents, beginning of year	15,797	135,389
Cash and cash equivalents, end of year	$67,806	$15,797

Net cash provided by operating activities decreased $12.0 million to $244.7 million during 2011 from $256.7 million during 2010. The decrease was primarily attributable to the $16.2 million payment of the final judgment related to a previously disclosed lawsuit offset by higher net income before certain non-cash items.
Net cash used in investing activities increased $9.3 million to $196.4 million during 2011 from $187.1 million during 2010.

The increase was primarily attributable to:

•	$53.4 million increase in capital investments, and

•	$46.4 million increase in acquisitions of real estate primarily due to the December 2011 Montrose Crossing acquisition, partially offset by

•	$34.6 million cash received from our Newbury Street Partnership due to the sale of its properties in October 2011,

•	$23.7 million in proceeds from sales of real estate primarily from the sale of Feasterville Shopping Center in July 2011,

•	$10.5 million acquisition of a first mortgage loan in March 2010,

•	$10.0 million decrease in contributions to the Newbury Street Partnership due to the $16.7 million initial investment in 2010, and

•	$8.7 million payment received in June 2011 related to the refinancing of a mortgage loan receivable.

Net cash provided by financing activities increased $192.9 million to $3.7 million during 2011 from $189.2 million used in 2010. The increase was primarily attributable to:

•	$272.2 million in net proceeds from the term loan in November 2011,

•
$170.4 million decrease in repayment of mortgages, capital leases and notes payable due substantially to the $250.0 million payoff of our term loan in 2010 offset by the payoff of two mortgages totaling $37.4 million in 2011, and

•	$150.3 million increase in net proceeds from the issuance of common shares due primarily to the sale of 1.7 million shares under our ATM equity program entered into in February 2011, partially offset by

•	$157.7 million increase in net repayments on our revolving credit facility, net of financing costs,

•	$148.5 million in net proceeds from the issuance of 5.90% senior notes in March 2010,

•	$75.0 million repayment of 4.50% senior notes in February 2011, and

•	$10.0 million in public funding received for the development at Assembly Row in April 2010.
Contractual Commitments
The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2011:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)(1)	$2,589,948	$319,427	$758,614	$403,245	$1,108,662
Fixed rate debt - unconsolidated real estate partnership (principal and interest)(2)	21,058	1,056	8,714	11,288	—
Capital lease obligations (principal and interest)	175,141	5,784	11,575	11,575	146,207
Variable rate debt (principal only)(3)	9,400	—	—	9,400	—
Operating leases	59,747	1,612	3,229	3,063	51,843
Real estate commitments(4)	67,500	—	—	—	67,500
Development, redevelopment, and capital improvement obligations	44,535	38,962	5,573	—	—
Contractual operating obligations	14,695	9,557	4,975	163	—
Total contractual obligations	$2,982,024	$376,398	$792,680	$438,734	$1,374,212
 _____________________

(1)	Fixed rate debt includes our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements.

(2)	Amounts reflect our share of principal and interest payments on our unconsolidated joint venture's fixed rate debt.

(3)
Variable rate debt includes a $9.4 million bond that had an interest rate of 0.14% at December 31, 2011 and our revolving credit facility, which currently has no outstanding balance and bears interest at LIBOR plus 1.15%.

(4)
A master lease on Melville Mall includes a fixed price put option requiring us to purchase the property for $5.0 million plus the assumption of the owners’ mortgage debt. The current mortgage loan matures on September 1, 2014, is expected to be refinanced at maturity, and has an outstanding contractual balance of $22.3 million at December 31, 2011. The real estate commitments currently include the fixed $5.0 million and all payments related to the current mortgage loan are included in fixed rate debt.

In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2011, our estimated liability upon exercise of the put option would range from approximately $54 million to $64 million.
(b) Under the terms of a partnership which owns a project in southern California, if certain leasing and revenue levels are obtained for the property owned by the partnership, the other partner may require us to purchase their 10% partnership interest at a formula price based upon property operating income. The purchase price for the partnership interest will be paid using our common shares or, subject to certain conditions, cash. If the other partner does not redeem their interest, we may choose to purchase the partnership interest upon the same terms.
(c) Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2011, a total of 360,314 operating partnership units are outstanding.
(d) Effective December 27, 2013, the other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value.
(e) Effective December 30, 2013, two of the members have the right to require us to purchase their 10.0% and 11.8% ownership interests in Plaza El Segundo at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Also, between January 1, 2017 and February 1, 2017, we have an option to purchase the preferred interest of another member in Plaza El Segundo. The purchase price will be the lesser of fair value or the $4.9 million stated value of the preferred interest plus any accrued and unpaid preferred returns.
(f) At December 31, 2011, we had letters of credit outstanding of approximately $15.9 million which are collateral for existing indebtedness and other obligations of the Trust.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2011, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At December 31, 2011, our investment in the Partnership was $34.4 million and the Partnership had approximately $57.4 million of mortgages payable outstanding.

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), to acquire, operate and redevelop properties located primarily in the Back Bay section of Boston, Massachusetts. We held an 85% limited partnership interest in Newbury Street Partnership and Taurus held a 15% limited partnership interest and served as general partner. As general partner, Taurus was responsible for the operation and management of the properties, subject to our approval on major decisions. We evaluated the entity and determined it was not a VIE. Accordingly, given Taurus’ role as general partner, we accounted for our interest in Newbury

Street Partnership using the equity method.
On October 31, 2011, our Newbury Street Partnership sold its entire portfolio of three buildings for $44.0 million.  As part of the sale, we received $34.6 million of the net proceeds which included the repayment of our $11.8 million loans. Due to our earnings being recorded one quarter in arrears, we will recognize the gain on sale of $11.8 million in the first quarter 2012.
Other than the joint venture described above and items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2011 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2011:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2011	Stated Interest Rate as of December 31, 2011	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Courtyard Shops	Acquired	$7,045	6.87%	July 1, 2012
Bethesda Row	Acquired	19,993	5.37%	January 1, 2013
Bethesda Row	Acquired	4,016	5.05%	February 1, 2013
White Marsh Plaza (2)	Acquired	9,284	6.04%	April 1, 2013
Crow Canyon	Acquired	19,951	5.40%	August 11, 2013
Idylwood Plaza	16,910	16,276	7.50%	June 5, 2014
Leesburg Plaza	29,423	28,320	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	36,621	7.50%	June 5, 2014
Pentagon Row	54,619	52,572	7.50%	June 5, 2014
Melville Mall (3)	Acquired	22,325	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	56,603	5.46%	January 1, 2015
Barracks Road	44,300	38,995	7.95%	November 1, 2015
Hauppauge	16,700	14,700	7.95%	November 1, 2015
Lawrence Park	31,400	27,640	7.95%	November 1, 2015
Wildwood	27,600	24,295	7.95%	November 1, 2015
Wynnewood	32,000	28,168	7.95%	November 1, 2015
Brick Plaza	33,000	28,757	7.42%	November 1, 2015
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
Rollingwood Apartments	24,050	23,236	5.54%	May 1, 2019
Shoppers’ World	Acquired	5,444	5.91%	January 31, 2021
Montrose Crossing	80,000	80,000	4.20%	January 10, 2022
Mount Vernon (4)	13,250	10,554	5.66%	April 15, 2028
Chelsea	Acquired	7,628	5.36%	January 15, 2031
Subtotal		737,423
Net unamortized premium		10,100
Total mortgages payable		747,523
Notes payable
Unsecured fixed rate
Various (5)	15,308	10,759	3.27%	Various through 2013
Term loan (6)	275,000	275,000	LIBOR + 1.45%	November 21, 2018
Unsecured variable rate
Revolving credit facility (7)	400,000	—	LIBOR + 1.15%	July 6, 2015
Escondido (municipal bonds) (8)	9,400	9,400	0.14%	October 1, 2016
Total notes payable		295,159
Senior notes and debentures
Unsecured fixed rate
6.00% notes	175,000	175,000	6.00%	July 15, 2012
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,004,200
Net unamortized premium		435
Total senior notes and debentures		1,004,635
Capital lease obligations
Various		63,093	Various	Various through 2106
Total debt and capital lease obligations		$2,110,410

_____________________

1)	Mortgages payable do not include our 30% share ($17.2 million) of the $57.4 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

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

4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

5)	The interest rate of 3.27% represents the weighted average interest rate for three unsecured fixed rate notes payable. These notes mature between April 1, 2012 and January 31, 2013.

6)
We entered into two interest rate swap agreements to fix the variable rate portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018. The swap agreements effectively fix the rate on the term loan at 3.17%.

7)
The maximum amount drawn under our revolving credit facility during 2011 was $265.0 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 0.96%.

8)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2011, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2011:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2012	$185,729		$18,444	$1,517	$205,690
2013	135,030	(1)	73,521	1,624	210,175
2014	150,000		157,838	1,741	309,579
2015	—	(2)	204,936	1,867	206,803
2016	134,400		2,521	2,002	138,923
Thereafter	694,200		280,163	54,342	1,028,705
	$1,299,359		$737,423	$63,093	$2,099,875	(3)
_____________________

1)	Includes the repayment of the outstanding mortgage payable balance on Mount Vernon. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

2)	Our $400.0 million revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option. As of December 31, 2011, there was $0 drawn under this credit facility.

3)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of December 31, 2011.

Interest Rate Hedging
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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income which is included in accumulated other comprehensive loss on our consolidated balance sheet and our consolidated statement of of shareholders' equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.
In November 2011, we entered into two interest rate swap agreements to fix the variable rate portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018. The swap agreements effectively fixed the rate on the term loan at 3.17%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness did not impact earnings in 2011, and we do not anticipate it will have a significant effect in the future. We had no derivative instruments outstanding during 2010 and 2009.
REIT Qualification
We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute at least 90% of our taxable income to our shareholders.
Funds From Operations
Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with the U.S. GAAP, plus real estate related depreciation and amortization and excluding extraordinary items and gains and losses on the sale of real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities. It should be noted that FFO:

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
Included below is a reconciliation of net income to FFO available for common shareholders. As further discussed in Note 9 to the consolidated financial statements, net income for 2010 and 2009 includes certain charges related to the litigation and appeal process over a parcel of land adjacent to Santana Row as well as adjusting the accrual for such litigation matter. Management believes FFO excluding this litigation provision provides a more meaningful evaluation of operations; while litigation is not unusual, we believe the premise of the underlying litigation matter (see Note 9 for discussion) warrants presentation of FFO excluding the related charges.
The reconciliation of net income to FFO available for common shareholders and to FFO available to common shareholders excluding the litigation provision is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$149,612	$128,237	$103,872
Net income attributable to noncontrolling interests	(5,695)	(5,447)	(5,568)
Gain on sale of real estate	(15,075)	(1,410)	(1,298)
Gain on deconsolidation of VIE	(2,026)	—	—
Depreciation and amortization of real estate assets	113,188	107,187	103,104
Amortization of initial direct costs of leases	10,432	9,552	9,821
Depreciation of joint venture real estate assets	1,771	1,499	1,388
Funds from operations	252,207	239,618	211,319
Dividends on preferred shares	(541)	(541)	(541)
Income attributable to operating partnership units	981	980	974
Income attributable to unvested shares	(1,071)	(847)	(687)
Funds from operations available for common shareholders	$251,576	$239,210	$211,065
Litigation provision, net of allocation to unvested shares	—	329	16,301
Funds from operations available for common shareholders excluding litigation provision	251,576	239,539	227,366
Weighted average number of common shares, diluted (1)	62,964	61,693	60,201
Funds from operations available for common shareholders, per diluted share	$4.00	$3.88	$3.51
Litigation provision per diluted share	—	—	0.27
Funds from operations available for common shareholders excluding litigation provision, per diluted share	$4.00	$3.88	$3.78
_____________________

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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of December 31, 2011, we were party to two interest rate swap agreements to fix the variable rate portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2011, we had $2.1 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements, and $63.1 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2011 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $69.1 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2011 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $73.5 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2011, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of December 31, 2011. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Quarterly Assessment
We carried out an assessment as of December 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.
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

Limitations on the Effectiveness of Controls
Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
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
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such controls and procedures were effective as of the end of the period covered by this report and provides reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
Periodic Evaluation and Conclusion of Internal Control over Financial Reporting
Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of the end of our most recent fiscal year. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such internal control over financial reporting was effective as of the end of our most recent fiscal year and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2012 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our consolidated financial statements and notes thereto, together with Management’s Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page F-1.
(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-32.
(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
(b) See Exhibit Index
(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 15, 2012.

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

Signature	Title	Date

/S/ DONALD C. WOOD	President, Chief Executive Officer and	February 15, 2012
Donald C. Wood	Trustee (Principal Executive Officer)

/S/ ANDREW P. BLOCHER	Senior Vice President-Chief Financial	February 15, 2012
Andrew P. Blocher	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ JOSEPH S. VASSALLUZZO	Non-Executive Chairman	February 15, 2012
Joseph S. Vassalluzzo

/S/ JON E. BORTZ	Trustee	February 15, 2012
Jon E. Bortz

/S/ DAVID W. FAEDER	Trustee	February 15, 2012
David W. Faeder

/S/ KRISTIN GAMBLE	Trustee	February 15, 2012
Kristin Gamble

/S/ GAIL P. STEINEL	Trustee	February 15, 2012
Gail P. Steinel

/S/ WARREN M. THOMPSON	Trustee	February 15, 2012
Warren M. Thompson

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
Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective, based on those criteria, as of December 31, 2011.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited Federal Realty Investment Trust's (a Maryland real estate investment trust) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federal Realty Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Federal Realty Investment Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Federal Realty Investment Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal Realty Investment Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 15, 2012 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
McLean, Virginia
February 15, 2012

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the Trust) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1) and (2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 15, 2012 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
McLean, Virginia
February 15, 2012

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2011	2010
	(In thousands, except share data)
ASSETS
Real estate, at cost
Operating (including $271,468 and $78,846 of consolidated variable interest entities, respectively)	$4,240,708	$3,695,848
Construction-in-progress	193,836	163,200
Assets held for sale/disposal (discontinued operations) (including $0 and $18,311 of consolidated variable interest entities, respectively)	—	36,894
	4,434,544	3,895,942
Less accumulated depreciation and amortization (including $4,991 and $4,431 of consolidated variable interest entities, respectively)	(1,127,588)	(1,035,204)
Net real estate	3,306,956	2,860,738
Cash and cash equivalents	67,806	15,797
Accounts and notes receivable, net	76,152	68,997
Mortgage notes receivable, net	55,967	44,813
Investment in real estate partnerships	34,352	51,606
Prepaid expenses and other assets	106,859	110,686
Debt issuance costs, net of accumulated amortization of $9,098 and $9,075, respectively	11,816	6,916
TOTAL ASSETS	$3,659,908	$3,159,553
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $207,683 and $22,785 of consolidated variable interest entities, respectively)	$747,523	$529,501
Capital lease obligations	63,093	59,940
Notes payable	295,159	97,881
Senior notes and debentures	1,004,635	1,079,827
Accounts payable and accrued expenses	104,498	102,574
Dividends payable	44,229	41,601
Security deposits payable	12,221	11,751
Other liabilities and deferred credits	62,621	55,348
Total liabilities	2,333,979	1,978,423
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests (Note 2)	85,325	65,362
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 63,544,150 and 61,526,418 shares issued and outstanding, respectively	636	615
Additional paid-in capital (Note 2)	1,764,940	1,611,706
Accumulated dividends in excess of net income	(555,541)	(527,582)
Accumulated other comprehensive loss	(3,940)	—
Total shareholders’ equity of the Trust	1,216,092	1,094,736
Noncontrolling interests (Note 2)	24,512	21,032
Total shareholders’ equity	1,240,604	1,115,768
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,659,908	$3,159,553

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
REVENUE
Rental income	$538,701	522,651	$510,777
Other property income	9,260	14,545	12,849
Mortgage interest income	5,098	4,601	4,943
Total revenue	553,059	541,797	528,569
EXPENSES
Rental expenses	109,549	110,519	108,344
Real estate taxes	60,620	58,663	57,866
General and administrative	28,985	24,189	22,032
Litigation provision	—	330	16,355
Depreciation and amortization	126,208	118,878	114,443
Total operating expenses	325,362	312,579	319,040
OPERATING INCOME	227,697	229,218	209,529
Other interest income	218	256	1,894
Interest expense	(98,465)	(101,882)	(108,781)
Early extinguishment of debt	296	(2,801)	(2,639)
Income from real estate partnerships	1,808	1,060	1,322
INCOME FROM CONTINUING OPERATIONS	131,554	125,851	101,325
DISCONTINUED OPERATIONS
Discontinued operations - income	957	976	1,249
Discontinued operations - gain on deconsolidation of VIE	2,026	—	—
Discontinued operations - gain on sale of real estate	15,075	1,000	1,298
Results from discontinued operations	18,058	1,976	2,547
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	149,612	127,827	103,872
Gain on sale of real estate	—	410	—
NET INCOME	149,612	128,237	103,872
Net income attributable to noncontrolling interests	(5,695)	(5,447)	(5,568)
NET INCOME ATTRIBUTABLE TO THE TRUST	143,917	122,790	98,304
Dividends on preferred shares	(541)	(541)	(541)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$143,376	122,249	$97,763
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$2.00	$1.95	$1.59
Discontinued operations	0.29	0.03	0.04
Gain on sale of real estate	—	0.01	—
	$2.29	$1.99	$1.63
Weighted average number of common shares, basic	62,438	61,182	59,704
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.99	$1.94	$1.59
Discontinued operations	0.29	0.03	0.04
Gain on sale of real estate	—	0.01	—
	$2.28	$1.98	$1.63
Weighted average number of common shares, diluted	62,603	61,324	59,830

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares				Common Shares			Additional Paid-in Capital (Note 2)	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests (Note 2)	Total Shareholders' Equity (Note 2)
	Shares		Amount		Shares		Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2008	399,896		$9,997		58,985,678		$590	$1,478,785	$(426,574)	$—	$21,771	$1,084,569
Net income/comprehensive income, excluding $3,218 attributable to redeemable noncontrolling interests	—		—		—		—	—	98,304	—	2,350	100,654
Dividends declared to common shareholders	—		—		—		—	—	(157,638)	—	—	(157,638)
Dividends declared to preferred shareholders	—		—		—		—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—		—		—		—	—	—	—	(2,603)	(2,603)
Common shares issued	—		—		1,995,563		20	109,996	—	—	—	110,016
Exercise of stock options	—		—		126,500		1	2,757	—	—	—	2,758
Shares issued under dividend reinvestment plan	—		—		50,888		—	2,728	—	—	—	2,728
Share-based compensation expense, net	—		—		83,421		1	7,138	—	—	—	7,139
Conversion and redemption of OP units	—		—		—		—	(31)	—	—	(55)	(86)
Adjustment to redeemable noncontrolling interests	—		—		—		—	4,742	—	—	—	4,742
BALANCE AT DECEMBER 31, 2009	399,896		9,997		61,242,050		612	1,606,115	(486,449)	—	21,463	1,151,738
Net income/comprehensive income, excluding $2,986 attributable to redeemable noncontrolling interests	—		—		—		—	—	122,790	—	2,461	125,251
Dividends declared to common shareholders	—		—		—		—	—	(163,382)	—	—	(163,382)
Dividends declared to preferred shareholders	—		—		—		—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—		—		—		—	—	—	—	(2,223)	(2,223)
Common shares issued	—		—		190		—	14	—	—	—	14
Exercise of stock options	—		—		107,493		1	4,051	—	—	—	4,052
Shares issued under dividend reinvestment plan	—		—		34,401		—	2,544	—	—	—	2,544
Share-based compensation expense, net	—		—		135,338		2	6,485	—	—	—	6,487
Conversion and redemption of OP units	—		—		6,946		—	532	—	—	(669)	(137)
Adjustment to redeemable noncontrolling interests	—		—		—		—	(8,035)	—	—	—	(8,035)
BALANCE AT DECEMBER 31, 2010	399,896		9,997		61,526,418		615	1,611,706	(527,582)	—	21,032	1,115,768
Comprehensive income:
Net income, excluding $3,492 attributable to redeemable noncontrolling interests	—		—		—		—	—	143,917	—	2,203	146,120
Change in valuation on interest rate swaps	—		—		—		—	—	—	(3,940)	—	(3,940)
Total comprehensive income												142,180
Dividends declared to common shareholders	—		—		—		—	—	(171,335)	—	—	(171,335)
Dividends declared to preferred shareholders	—		—		—		—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—		—		—		—	—	—	—	(2,320)	(2,320)
Common shares issued	—		—		1,662,230		17	139,281	—	—	—	139,298
Exercise of stock options	—		—		237,271		3	15,187	—	—	—	15,190
Shares issued under dividend reinvestment plan	—		—		28,823		—	2,374	—	—	—	2,374
Share-based compensation expense, net	—		—		89,408		1	8,246	—	—	—	8,247
Conversion and redemption of OP units	—		—		—		—	(96)	—	—	(55)	(151)
Purchase of noncontrolling interest	—		—		—		—	(2,331)	—	—	(207)	(2,538)
Deconsolidation of VIE	—		—		—		—	—	—	—	(420)	(420)
Contributions from noncontrolling interests	—		—		—		—	—	—	—	4,279	4,279
Adjustment to redeemable noncontrolling interests	—	—	—	—	—	—	—	(9,427)	—	—	—	(9,427)
BALANCE AT DECEMBER 31, 2011	399,896		$9,997		63,544,150		$636	$1,764,940	$(555,541)	$(3,940)	$24,512	$1,240,604
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
OPERATING ACTIVITIES
Net income	$149,612	$128,237	$103,872
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	126,568	119,817	115,093
Litigation provision	—	(250)	15,690
Gain on sale of real estate	(15,075)	(1,410)	(1,298)
Gain on deconsolidation of VIE	(2,026)	—	—
Early extinguishment of debt	(296)	2,801	2,639
Income from real estate partnerships	(1,808)	(1,060)	(1,322)
Other, net	3,871	4,099	5,265
Changes in assets and liabilities, net of effects of acquisitions and dispositions
Decrease in accounts receivable	1,888	7,461	7,079
Decrease (increase) in prepaid expenses and other assets	2,613	(2,824)	(716)
(Decrease) increase in accounts payable and accrued expenses	(14,994)	(879)	9,753
(Decrease) increase in security deposits and other liabilities	(5,642)	743	710
Net cash provided by operating activities	244,711	256,735	256,765
INVESTING ACTIVITIES
Acquisition of real estate	(103,557)	(57,133)	(10,531)
Capital expenditures - development and redevelopment	(91,922)	(50,414)	(76,079)
Capital expenditures - other	(50,540)	(38,681)	(26,000)
Proceeds from sale of real estate	23,695	—	2,122
Investment in real estate partnerships	(6,947)	(16,930)	(7,020)
Distribution from real estate partnership in excess of earnings	1,070	237	594
Distribution from sale of real estate partnership properties	34,617	—	—
Leasing costs	(12,415)	(10,272)	(8,924)
Repayment (issuance) of mortgage and other notes receivable, net	9,630	(13,895)	(1,503)
Net cash used in investing activities	(196,369)	(187,088)	(127,341)
FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facility, net of costs	(81,159)	76,550	(123,500)
Issuance of senior notes, net of costs	—	148,457	147,534
Purchase and retirement of senior notes/debentures	(75,000)	—	(175,867)
Issuance of mortgages, capital leases and notes payable, net of costs	272,193	9,950	526,617
Repayment of mortgages, capital leases and notes payable	(91,952)	(262,340)	(337,221)
Issuance of common shares	156,862	6,610	115,502
Dividends paid to common and preferred shareholders	(169,254)	(163,120)	(156,100)
Distributions to noncontrolling interests	(8,023)	(5,346)	(6,223)
Net cash provided by (used in) financing activities	3,667	(189,239)	(9,258)
Increase (decrease) in cash and cash equivalents	52,009	(119,592)	120,166
Cash and cash equivalents at beginning of year	15,797	135,389	15,223
Cash and cash equivalents at end of year	$67,806	$15,797	$135,389

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of December 31, 2011, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects.
We operate in a manner intended to enable us to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2010 and 2009 amounts have been reclassified to conform to current period presentation.
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

Correction of Redeemable Noncontrolling Interests
During 2011, we corrected the accounting related to the classification and measurement of our redeemable noncontrolling interests. Certain of our noncontrolling interests, primarily related to Congressional Plaza, have the right to put their interest to us for cash at their option and consequently these interests should have been recorded at redemption value in temporary equity on the consolidated balance sheet rather than at book value in permanent equity. The total balance sheet impact of this reclassification was approximately $65 million as of December 31, 2010. We determined the correction was not material to our previously issued financial statements, and therefore, have taken the following approach to correcting this error:

•
Reclassified the redeemable noncontrolling interests to a separate line item outside of shareholders' equity in the consolidated balance sheet as of December 31, 2010. The reclassification resulted in a decrease to shareholders' equity of $65 million and an increase to redeemable noncontrolling interests of $65 million.

•	Recorded a $0.3 million expense related to prior periods in the year ended December 31, 2011 for the accretion of a redeemable noncontrolling interest to redemption value.

The consolidated statement of shareholders' equity has been restated to reflect the proper classification. There have been no changes to the previously issued consolidated statements of operations or statements of cash flows for this matter.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection. At December 31, 2011 and 2010, our allowance for doubtful accounts was $17.6 million and $18.7 million, respectively.
In some cases, primarily relating to straight-line rents, the collection of accounts receivable extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2011 and 2010, accounts receivable include approximately $50.5 million and $45.6 million, respectively, related to straight-line rents.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 3 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2011, 2010 and 2009, real estate depreciation expense was $114.2 million, $108.3 million and $103.7 million, respectively, including amounts from discontinued operations and assets under capital lease obligations.
Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The application of this criteria can be complex and requires us to make assumptions. We believe this criteria was met for all real estate sold during 2011, 2010 and 2009.
Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and/or appraised values. When we acquire operating real estate properties, the purchase price is allocated to land, building, improvements, leasing costs, intangibles such as in-place leases, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of in-place lease value when we consider these to be bargain renewal options. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.
Transaction costs related to the acquisition of a business, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and included in “general and administrative expenses” in our consolidated statements of operations. The acquisition of an operating shopping center typically qualifies as a business. For asset acquisitions not meeting the definition of a business, transaction costs are capitalized as part of the acquisition cost.
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
Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2011, we had $64.3 million in excess of the FDIC insured limit.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist primarily of lease costs, prepaid property taxes and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and salaries and related costs of personnel directly related to time spent obtaining a lease. Capitalized lease costs are amortized over the life of the related lease. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any lease costs are written off. Other assets also include the premiums paid for split dollar life insurance one current officer and several former officers which were approximately $4.6 million at December 31, 2011 and 2010.
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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $3.6 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not impact earnings in 2011, and we do not anticipate it will have a significant effect in the future. We had no hedging instruments outstanding during 2010 and 2009.
Mortgage Notes Receivable
We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. On some of the loans we receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2011 and 2010.
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
Share Based Compensation
We grant share based compensation awards to employees and trustees typically in the form of options, commons shares, and restricted common shares. We measure stock based compensation expense based on the grant date fair value of the award and recognize the expense ratably over the vesting period. See Note 15 for further discussion regarding our share based compensation plans and policies.
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
We have evaluated our investments in certain joint ventures including our real estate partnership with affiliates of a discretionary fund created and advised by ING Clarion Partners and our Taurus Newbury Street JV II Limited Partnership and determined that these joint ventures do not meet the requirements of a variable interest entity and, therefore, consolidation of these ventures is not required. These investments are accounted for using the equity method. We have also evaluated our mortgage loans receivable and determined that entities obligated under the mortgage loans are not VIEs except from March 30, 2010 to June 29, 2011 with respect to our mortgage loans on a shopping center and adjacent building located in Norwalk, Connecticut as further discussed in Note 4. Our investment balances from our real estate partnerships and mortgage notes receivable are presented separately in our consolidated balance sheets.
On October 16, 2006, we acquired the leasehold interest in Melville Mall under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption of the first mortgage and repayment of the second mortgage. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5.0 million and the assumption of the owner’s mortgage debt. We have determined that this property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, beginning October 16, 2006, we consolidated this property and its operations. As of December 31, 2011 and 2010, $22.1 million and $22.8 million, respectively, are included in mortgages payable (net of unamortized discounts) for the mortgage loan secured by Melville Mall, however, the loan is not our legal obligation. At December 31, 2011 and 2010, net real estate assets related to Melville Mall included in our consolidated balance sheet are approximately $64.0 million and $64.8 million, respectively.
In conjunction with the acquisitions of several of our properties, we entered into Reverse Section 1031 like-kind exchange agreements with a third party intermediary. The exchange agreements are for a maximum of 180 days and allow us, for tax purposes, to defer gains on sale of other properties sold within this period. Until the earlier of termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediary is the legal owner of each property, although we control the activities that most significantly impact each property and retain all of the economic benefits and risks associated with each property. Each property is held by a third party intermediary in a variable interest entity for which we are the primary beneficiary. Accordingly, we consolidate these properties and their operations even during the period they are held by a third party intermediary. Quantitative and qualitative information regarding significant assets and liabilities for VIEs during 2011 and 2010 are included in Note 3. A summary of the significant properties is as follows:

Property	Dates Held by a Third Party Intermediary	Date Consolidated
Courtyard Shops	September 4, 2008 to March 2, 2009	September 4, 2008
Huntington Square	August 16, 2010 to February 12, 2011	August 16, 2010
Tower Shops	January 19, 2011 to July 12, 2011	January 19, 2011

We determined the joint venture that owns Plaza El Segundo is a variable interest entity for which we are the primary beneficiary.  We are the managing member and own 48.2% of the entity.  We control the significant operating decisions, consequently having the power to direct the activities that most significantly impact economic performance of the VIE, and have the obligation to absorb the majority of the losses and receive the majority of the benefits.  Therefore, the entity is consolidated in our financial statements as of December 30, 2011.  The effective purchase price was $192.7 million which is included in real estate assets.  The entity has a $175.0 million mortgage payable due in August 2017 with a fair value of $185.6 million which is included in mortgages payable at December 31, 2011.  Plaza El Segundo's creditors do not have recourse to our general credit.  Our maximum exposure to loss is our initial net investment of $8.5 million.
Redeemable Noncontrolling Interests
We have certain noncontrolling interests that are redeemable for cash upon the occurrence of an event that is not solely in our control and therefore are classified outside of permanent equity. We adjust the carrying amounts of these noncontrolling interests that are currently redeemable to redemption value at the balance sheet date. Adjustments to the carrying amount to reflect changes in redemption value are recorded as adjustments to additional paid-in capital in shareholders' equity. These amounts are classified within the mezzanine section of the consolidated balance sheets.
The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2011	2010
	(in thousands)
Beginning balance	$65,362	$57,325
Net income	3,492	2,986
Distributions	(3,020)	(2,984)
Contributions	10,064	—
Other	9,427	8,035
Ending balance	$85,325	$65,362
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2007. As of December 31, 2011 and 2010, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
Segment Information
Our primary business is the ownership, management, and redevelopment of retail and mixed-use properties. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We evaluate financial performance using property operating income, which consists of rental income, other property income and mortgage interest income, less rental expenses and real estate taxes. No individual property constitutes more than 10% of our revenues or property operating income and we have no operations outside of the United States of America. Therefore, we have aggregated our properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.
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
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. These pronouncements are effective for us in the first quarter of 2012 and will not have a significant impact to our consolidated financial statements.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$106,562	$108,167	$114,330
Interest capitalized	(8,097)	(6,285)	(5,549)
Interest expense	$98,465	$101,882	$108,781
Cash paid for interest, net of amounts capitalized	$95,424	$98,932	$102,106
Cash paid for income taxes	$832	$255	$324
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loan assumed/entered into with acquisition	$308,506	$—	$—
Deconsolidation of VIE	$18,311	$—	$—
Capital lease obligation	$4,556	$—	$—
Extinguishment of deferred ground rent liability	$—	$8,832	$—
Extinguishment of capital lease obligation	$—	$1,031	$—
Acquisition of real estate through exchange transaction	$—	$—	$30,100
Proceeds from sale of real estate through exchange transaction	$—	$—	$25,100
Liability assumed through exchange transaction	$—	$—	$5,000

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

NOTE 3—REAL ESTATE
A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2011
Retail and mixed-use properties	$4,312,189	$(1,087,704)	$724,287
Retail properties under capital leases	113,605	(33,019)	63,093
Residential	8,750	(6,865)	23,236
	$4,434,544	$(1,127,588)	$810,616
December 31, 2010
Retail and mixed-use properties	$3,779,203	$(999,209)	$505,934
Retail properties under capital leases	108,381	(29,421)	59,940
Residential	8,358	(6,574)	23,567
	$3,895,942	$(1,035,204)	$589,441
Retail and mixed-use properties includes the residential portion of Santana Row, Bethesda Row and Congressional Plaza. The residential property investment is our investment in Rollingwood Apartments.
2011 Significant Acquisitions and Disposition
On January 19, 2011, we acquired the fee interest in Tower Shops located in Davie, Florida for a net purchase price of $66.1 million which included the assumption of a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The property contains approximately 368,000 square feet of gross leasable area on 67 acres and is shadow-anchored by Home Depot and Costco. Approximately $1.2 million and $4.4 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. We incurred a total of $0.4 million of acquisition costs of which $0.2 million were incurred in 2011 and are included in “general and administrative expenses” for the year ended December 31, 2011.
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
On December 27, 2011, we acquired an 89.9% controlling interest in Montrose Crossing, a 357,000 square foot shopping center located in Rockville, Maryland. The purchase price was $141.5 million and our 89.9% ownership interest was $127.2 million which was funded with cash and our pro-rata share of $80.0 million of new mortgage debt.  We are the managing member of the entity, control all significant operating decisions, and receive approximately 89.9% of the cash flow of the entity.  Therefore, we have consolidated the property and its operations effective on the acquisition date. The purchase price has been preliminarily allocated to real estate assets, debt, and noncontrolling interests.  The final purchase price allocation to all acquired assets, liabilities, and noncontrolling interests will be finalized after our valuation studies are complete. We incurred approximately $2.4 million of acquisition costs which are included in “general and administrative expenses” in 2011.
On December 30, 2011, we acquired a 48.2% controlling interest in Plaza El Segundo, a 381,000 square foot shopping center located in El Segundo, California. The purchase price was $192.7 million and our 48.2% ownership interest was funded with $8.5 million of cash and the assumption of our pro-rata share of the existing $175.0 million mortgage debt.  We are the managing member of the entity, control all significant decisions, and receive the majority of the cash flow of the entity.  Therefore, we have consolidated the property and its operations effective on the acquisition date. The purchase price has been preliminarily allocated to real estate assets, debt, and noncontrolling interests.  The final purchase price allocation to all acquired assets, liabilities, and noncontrolling interests will be finalized after our valuation studies are complete. We incurred approximately $1.0 million of acquisition costs which are included in “general and administrative expenses” in 2011.
On December 30, 2011, we acquired an 8.1 acre land parcel adjacent to Plaza El Segundo for a purchase price of $15.9 million.  We intend to use the land parcel for future development.
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
_____________________

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
In December 2010, we committed to a plan of sale for two buildings on Fifth Avenue in San Diego, California. As the buildings met the criteria to be classified as held for sale, we recognized a $0.4 million loss to write down one of the buildings to its expected sales price less cost to sell. Both buildings were sold in 2011. The operations of the buildings have been classified as discontinued operations in the consolidated statements of operations for all years presented and included in “assets held for sale/disposal” in our consolidated balance sheet as of December 31, 2010.

NOTE 4—MORTGAGE NOTES RECEIVABLE
At December 31, 2011, we had five mortgage notes receivable with an aggregate carrying amount of $56.0 million. At December 31, 2010, we had four mortgage notes receivable with an aggregate carrying amount of $44.8 million. Approximately $44.7 million and $33.0 million of the loans are secured by first mortgages on retail buildings at December 31, 2011 and 2010, respectively. One of the loans, which is secured by a second mortgage on a hotel at our Santana Row property, was considered impaired when it was amended in August 2006. At December 31, 2011 and 2010, the loan has an outstanding face amount of $14.2 million and $15.0 million, respectively, and is carried net of a valuation allowance of $2.9 million and

$3.2 million, respectively. At December 31, 2011 and 2010, our mortgages (excluding mortgages in default at December 31, 2010 as further discussed below) had a weighted average interest rate of 9.2% and 9.9%, respectively. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and upon sale, share in the appreciation of the properties.
Prior to June 30, 2011, we were the lender on a first and second mortgage loan on a shopping center and an adjacent commercial building in Norwalk, Connecticut. Our carrying amount of the loans was approximately $18.3 million. The loans were in default and foreclosure proceedings had been filed, however, we were in negotiations with the borrower to refinance the loans. On June 30, 2011, we refinanced the existing loans with a first mortgage loan which had an initial principal balance of $11.9 million, bears interest at 6.0%, and matures on June 30, 2014, subject to a one year extension option. The loan is secured by the shopping center in Norwalk, Connecticut. As part of the refinancing, we received approximately $8.7 million in cash.
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
In conjunction with the refinancing of the loans, we re-evaluated our status as the primary beneficiary of the VIE. Because the loan is not in default, we no longer have those certain rights that give us the ability to control the activities that most significantly impact the shopping center. Our current involvement in the property is solely as the lender on the mortgage loan with protective rights as the lender. Therefore, we are no longer the primary beneficiary and deconsolidated the entity as of June 30, 2011. The mortgage loan receivable was recorded at its estimated fair value of $11.9 million and we recognized a $2.0 million gain on deconsolidation as part of the refinancing which is included in “discontinued operations - gain on deconsolidation of VIE” for the year ended December 31, 2011. As of December 31, 2011, the loan was performing and the carrying amount of the mortgage loan was $11.7 million and is included in “mortgage notes receivable” on the balance sheet. This amount also reflects our maximum exposure to loss related to this investment.
The change in design of the entity including the refinancing of the loan was a VIE reconsideration event. Given that the loan is no longer in default, we, as lender, do not have the power to direct the activities that most significantly impact the entity, and the additional equity investment at risk provided by the entity’s equity holders, the entity is no longer a VIE.

NOTE 5—REAL ESTATE PARTNERSHIPS
Federal/Lion Venture LP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2011, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. As of December 31, 2011, we have made total contributions of $42.1 million and received total distributions of $12.8 million.

The following tables provide summarized operating results and the financial position of the Partnership:

	Year Ended December 31,
	2011	2010	2009

OPERATING RESULTS
Revenue	$19,289	$18,639	$19,109
Expenses
Other operating expenses	5,593	6,149	6,019
Depreciation and amortization	5,179	5,046	4,998
Interest expense	3,388	3,400	4,430
Total expenses	14,160	14,595	15,447
Net income	$5,129	$4,044	$3,662
Our share of net income from real estate partnership	$1,771	$1,449	$1,322

	December 31,
	2011	2010
	(In thousands)
BALANCE SHEETS
Real estate, net	$178,693	$181,565
Cash	3,035	3,054
Other assets	6,116	7,336
Total assets	$187,844	$191,955
Mortgages payable	$57,376	$57,584
Other liabilities	5,391	5,439
Partners’ capital	125,077	128,932
Total liabilities and partners’ capital	$187,844	$191,955
Our share of unconsolidated debt	$17,213	$17,275
Our investment in real estate partnership	$34,352	$35,504

Taurus Newbury Street JV II Limited Partnership
In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), to acquire, operate and redevelop properties located primarily in the Back Bay section of Boston, Massachusetts. We held an 85% limited partnership interest in Newbury Street Partnership and Taurus held a 15% limited partnership interest and served as general partner. As general partner, Taurus was responsible for the operation and management of the properties, subject to our approval on major decisions. We evaluated the entity and determined that it was not a VIE. Accordingly, given Taurus’ role as general partner, we accounted for our interest in Newbury Street Partnership using the equity method. Accounting policies for the Newbury Street Partnership were similar to accounting policies followed by the Trust. Intercompany profit generated from interest income on loans we have provided to the partnership are eliminated in consolidation. All amounts contributed and advanced to Newbury Street Partnership are included in “Investment in real estate partnerships” in the consolidated balance sheet as of December 31, 2010 and our investment was $16.1 million at December 31, 2010. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Our share of earnings in the consolidated statements of operations in 2011 and 2010 was income of less than $0.1 million and a loss of $0.4 million, respectively.
On May 26 2010, Newbury Street Partnership acquired the fee interest in two buildings, with 32,000 square feet of retail and office space, located on Newbury Street in Boston, Massachusetts for a purchase price of $17.5 million.  We contributed $7.8 million towards the acquisition and provided an $8.8 million interest only loan secured by the buildings. On May 26, 2011, Newbury Street Partnership acquired the fee interest in a 6,700 square foot building located on Newbury Street for a purchase price of $6.2 million. We contributed approximately $2.8 million towards the acquisition and provided a $3.1 million interest-only loan secured by the building. The $11.8 million loans bore interest at LIBOR plus 400 basis points and were to mature on May 25, 2012, subject to a one-year extension option.
On October 31, 2011, our Newbury Street Partnership sold its entire portfolio of three buildings for $44.0 million.  As part of the sale, we received $34.6 million of the net proceeds which included the repayment of our $11.8 million loans. Due to our earnings being recorded one quarter in arrears, we will recognize the gain on sale of $11.8 million in the first quarter 2012. The $11.8 million deferred gain is included in "other liabilities and deferred credits" on the balance sheet at December 31, 2011.

NOTE 7—ACQUIRED IN-PLACE LEASES
Acquired above market leases are included in prepaid expenses and other assets and had a balance of $21.4 million and $20.6 million and accumulated amortization of $11.9 million and $9.9 million at December 31, 2011 and 2010, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance of $57.2 million and $53.9 million and accumulated amortization of $26.3 million and $23.5 million at December 31, 2011 and 2010, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income included amortization from acquired above market leases of $2.4 million, $2.0 million and $2.5 million in 2011, 2010 and 2009, respectively and amortization from acquired below market leases of $3.8 million, $3.6 million and $4.2 million in 2011, 2010 and 2009, respectively. The remaining weighted-average amortization period as of December 31, 2011, is 5.8 years and 11.1 years for above market leases and below market leases, respectively.
The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2012	$1,841	$3,535
2013	1,350	3,128
2014	1,277	2,551
2015	1,204	2,381
2016	922	2,129
Thereafter	2,977	17,271
	$9,571	$30,995

NOTE 7—DEBT
The following is a summary of our total debt outstanding as of December 31, 2011 and 2010:

	Principal Balance as of December 31,		Stated Interest Rate as of
Description of Debt	2011	2010	December 31, 2011	Stated Maturity Date
Mortgages payable	(Dollars in thousands)
Federal Plaza	$—	$31,901	6.75%	June 1, 2011
Tysons Station	—	5,713	7.40%	September 1, 2011
Courtyard Shops	7,045	7,289	6.87%	July 1, 2012
Bethesda Row	19,993	19,994	5.37%	January 1, 2013
Bethesda Row	4,016	4,163	5.05%	February 1, 2013
White Marsh Plaza	9,284	9,580	6.04%	April 1, 2013
Crow Canyon	19,951	20,395	5.40%	August 11, 2013
Idylwood Plaza	16,276	16,544	7.50%	June 5, 2014
Leesburg Plaza	28,320	28,786	7.50%	June 5, 2014
Loehmann’s Plaza	36,621	37,224	7.50%	June 5, 2014
Pentagon Row	52,572	53,437	7.50%	June 5, 2014
Melville Mall	22,325	23,073	5.25%	September 1, 2014
THE AVENUE at White Marsh	56,603	57,803	5.46%	January 1, 2015
Barracks Road	38,995	39,850	7.95%	November 1, 2015
Hauppauge	14,700	15,022	7.95%	November 1, 2015
Lawrence Park	27,640	28,246	7.95%	November 1, 2015
Wildwood	24,295	24,827	7.95%	November 1, 2015
Wynnewood	28,168	28,785	7.95%	November 1, 2015
Brick Plaza	28,757	29,429	7.42%	November 1, 2015
Plaza El Segundo	175,000	—	6.33%	August 5, 2017
Rollingwood Apartments	23,236	23,567	5.54%	May 1, 2019
Shoppers’ World	5,444	5,593	5.91%	January 31, 2021
Montrose Crossing	80,000	—	4.20%	January 10, 2022
Mount Vernon	10,554	10,937	5.66%	April 15, 2028
Chelsea	7,628	7,795	5.36%	January 15, 2031
Subtotal	737,423	529,953
Net unamortized premium (discount)	10,100	(452)
Total mortgages payable	747,523	529,501
Notes payable
Various	10,759	11,481	3.27%	Various through 2013
Revolving credit facility	—	77,000	LIBOR + 0.425%	July 27, 2011
Revolving credit facility	—	—	LIBOR + 1.15%	July 6, 2015
Escondido (municipal bonds)	9,400	9,400	0.14%	October 1, 2016
Term loan	275,000	—	LIBOR + 1.45%	November 21, 2018
Total notes payable	295,159	97,881
Senior notes and debentures
4.50% notes	—	75,000	4.50%	February 15, 2011
6.00% notes	175,000	175,000	6.00%	July 15, 2012
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal	1,004,200	1,079,200
Net unamortized premium	435	627
Total senior notes and debentures	1,004,635	1,079,827
Capital lease obligations
Various	63,093	59,940	Various	Various through 2106
Total debt and capital lease obligations	$2,110,410	$1,767,149

In connection with the acquisition of Tower Shops on January 19, 2011, we assumed a mortgage loan with a face amount of $41.0 million and a fair value of approximately $42.9 million. The mortgage loan bore interest at 6.52%, had a scheduled maturity of July 1, 2015 and was contractually pre-payable after June 2011 with a 3% prepayment premium. On March 24, 2011, the lender unexpectedly allowed us to repay the $41.0 million mortgage loan prior to the permitted prepayment date including the 3% prepayment premium of $1.2 million. The $0.3 million of income from early extinguishment of debt in 2011, relates to the early payoff of this loan and includes the write-off of the unamortized debt premium of $1.7 million net of the 3% prepayment premium and unamortized debt fees.
On February 15, 2011, we repaid our $75.0 million 4.50% senior notes on the maturity date. On April 29, 2011, we repaid the $31.7 million mortgage loan on Federal Plaza which had an original maturity date of June 1, 2011. On June 1, 2011, we repaid the $5.6 million mortgage loan on Tysons Station which had an original maturity date of September 1, 2011.
On July 7, 2011, we replaced our existing $300.0 million revolving credit facility with a new $400.0 million unsecured revolving credit facility. This new revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option, and bears interest at LIBOR plus 115 basis points. The spread over LIBOR is subject to adjustment based on our credit rating.
On November 22, 2011, we entered into a $275.0 million unsecured term loan which bears interest at LIBOR plus 145 basis points. The spread over LIBOR is subject to adjustment based on our credit rating. The loan matures on November 21, 2018 and is prepayable without penalty after three years. We entered into two interest rate swap agreements to fix the variable rate portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018. The swap agreements effectively fixed the rate on the term loan at 3.17%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. See Note 8 for further discussion on fair value measurements of our derivative instruments.
In connection with the acquisition of Montrose Crossing on December 27, 2011, our joint venture that owns the property entered into an $80.0 million mortgage loan that bears interest at 4.20% and matures on January 10, 2022. As Montrose Crossing is a consolidated property, 100% of the mortgage loan is included in our consolidated balance sheet.
In connection with the acquisition of Plaza El Segundo on December 30, 2011, we assumed our pro-rata share of an existing mortgage loan with a face amount of $175.0 million and a fair value of approximately $185.6 million. As Plaza El Segundo is a consolidated property, 100% of the mortgage loan is included in our consolidated balance sheet. The mortgage loan requires monthly interest only payments through maturity, bears interest at a weighted average rate of 6.33% and matures on August 5, 2017.
During 2011, 2010 and 2009, the maximum amount of borrowings outstanding under our revolving credit facility was $265.0 million, $82.0 million and $172.5 million, respectively. The weighted average amount of borrowings outstanding was $163.5 million, $23.4 million and $47.7 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.0%, 0.7% and 1.4%, respectively. At December 31, 2011, our $400.0 million revolving credit facility had no amounts outstanding and requires an annual facility fee of $0.8 million. At December 31, 2010, our $300.0 million revolving credit facility had a weighted average interest rate, before amortization of debt fees, of 0.7% and required an annual facility fee of $0.5 million.
Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2011, we were in compliance with all loan covenants.

Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2011 are as follows:

	Mortgages Payable		Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2012	$18,444		$10,729		$175,000	$204,173
2013	73,521	(2)	30		135,000	208,551
2014	157,838		—		150,000	307,838
2015	204,936		—	(1)	—	204,936
2016	2,521		9,400		125,000	136,921
Thereafter	280,163		275,000		419,200	974,363
	$737,423		$295,159		$1,004,200	$2,036,782	(3)
 _____________________

(1)	Our $400.0 million revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option. As of December 31, 2011, there was $0 drawn under this credit facility.

(2)	Includes the repayment of the outstanding mortgage payable balance on Mount Vernon. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

(3)	The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized discount or premium on certain senior notes, debentures and mortgages payable.
Future minimum lease payments and their present value for property under capital leases as of December 31, 2011, are as follows:

(In thousands)
Year ending December 31,
2012	$5,784
2013	5,787
2014	5,788
2015	5,787
2016	5,788
Thereafter	146,207
175,141
Less amount representing interest	(112,048)
Present value	$63,093

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,042,682	$1,099,273	$627,382	$685,552
Senior notes and debentures	$1,004,635	$1,085,309	$1,079,827	$1,168,679

As of December 31, 2011, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and observable inputs. The fair value of our swaps at December 31, 2011 was a liability of $3.9 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. The change in valuation on our interest rate swaps was $3.9 million for the year ended December 31, 2011 and is included in "accumulated other comprehensive loss". A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$3,940	$—	$3,940

NOTE 9—COMMITMENTS AND CONTINGENCIES
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
A trial on the issue of damages was held in April 2008 and the court issued a tentative ruling in April 2009 awarding damages to the plaintiff of approximately $14.4 million plus interest. Accordingly, considering all the information available to us when we filed our March 31, 2009 Form 10-Q, our best estimate of damages, interest, and other costs was $21.4 million resulting in an increase in our accrual for this matter of $20.6 million. In June 2009, the court issued a final judgment awarding damages of $15.9 million (including interest) plus costs of suit and in July 2009, we and the plaintiff both filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. In December 2009, the plaintiff filed an “appellee’s principal and response brief” providing additional information regarding the issues the plaintiff is appealing. Given the additional information regarding the appeal, we lowered our accrual to $16.4 million in the fourth quarter 2009, which reflected our best estimate of the litigation liability. Oral arguments on the appeal were heard in December 2010. A final ruling on the appeal was issued in February 2011 which rejected both appeals and consequently, affirmed the final judgment against us. Therefore, in December 2010, we adjusted our accrual to $16.2 million which reflects the amount we paid in first quarter 2011.
The net change in our accrual in 2010 and 2009 is included in “litigation provision” in our consolidated statements of operations. The litigation accrual of $16.2 million at December 31, 2010 is included in the “accounts payable and accrued expenses” line item in our consolidated balance sheet. During 2010 and 2009, we incurred additional legal and other costs related to this lawsuit and appeal process which are also included in the “litigation provision” line item in the consolidated statements of operations.
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
In 2005 and 2006, warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. In 2006 and 2007, we increased our warranty reserves related to defective work done by third party contractors while upgrades were made to certain units being prepared for sale. Due to the inherent uncertainty related to the recovery from insurance or the contractors, these amounts did not reflect any potential recoveries from insurance or the contractors responsible for the defective work. In 2009, we entered into a settlement agreement with the insurance provider and recovered approximately $0.9 million. In 2010, we reached a settlement with the contractors responsible for performing the defective work for approximately $1.0 million. The settlements are included in “Discontinued operations—gain on sale of real estate” in 2009 and 2010.
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
At December 31, 2011 and 2010, our reserves for warranties and general liability costs were $7.1 million and $7.2 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2011 and 2010, we made payments from these reserves of $0.9 million and $1.3 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
At December 31, 2011, we had letters of credit outstanding of approximately $15.9 million which are collateral for existing indebtedness and other obligations of the Trust.
As of December 31, 2011 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $44.5 million.
We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2011:

(In thousands)
Year ending December 31,
2012	$1,612
2013	1,620
2014	1,609
2015	1,559
2016	1,504
Thereafter	51,843
$59,747
A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.
Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2011, our estimated maximum liability upon exercise of the put option would range from approximately $54 million to $64 million.
Under the terms of a partnership which owns a project in southern California, if certain leasing and revenue levels are obtained for the property owned by the partnership, the other partner may require us to purchase their 10% partnership interest at a formula price based upon property operating income. The purchase price for the partnership interest will be paid using our common shares or, subject to certain conditions, cash. If the other partner does not redeem their interest, we may choose to purchase the partnership interest upon the same terms.
A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million and the assumption of the owner’s debt which is $22.3 million at December 31, 2011. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million and the assumption of the owner’s mortgage debt.
Effective December 27, 2013, the other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value.
Effective December 30, 2013, two of the members have the right to require us to purchase their 10.0% and 11.8% ownership interests in Plaza El Segundo at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Also, between January 1, 2017 and February 1, 2017, we have an option to purchase the preferred interest of another member in Plaza El Segundo. The purchase price will be the lesser of fair value or the $4.9 million stated value of the preferred interest plus any accrued and unpaid preferred returns.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 360,314 operating partnership units are outstanding which have a total fair value of $32.7 million, based on our closing stock price on December 31, 2011.

NOTE 10—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2011, 2010 and 2009, 28,823 shares, 34,401 shares and 50,888 shares, respectively, were issued under the Plan.
As of December 31, 2011, 2010, and 2009, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.

On February 24, 2011, we entered into an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2011, we issued 1,662,038 common shares at a weighted average price per share of $85.26 for net cash proceeds of $139.3 million and paid $2.1 million in commissions related to the sales of these common shares.
On August 14, 2009, we issued 2.0 million common shares at $57.50 per share, for cash proceeds of approximately $110.0 million net of expenses of the offering.

NOTE 11—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2011		2010		2009
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$2.720	$2.700	$2.660	$2.650	$2.620	$2.610
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2011	2010	2009
Common shares
Ordinary dividend	$2.349	$2.519	$2.377
Ordinary dividend eligible for 15% rate	0.027	0.025	0.024
Return of capital	0.162	0.106	0.183
Capital gain	0.162	—	0.026
	$2.700	$2.650	$2.610
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	1.246	1.341	1.246
Ordinary dividend eligible for 15% rate	0.013	0.013	0.095
Capital gain	0.095	—	0.013
	$1.354	$1.354	$1.354
On November 2, 2011, the Trustees declared a quarterly cash dividend of $0.69 per common share, payable January 17, 2012 to common shareholders of record on January 3, 2012.

NOTE 12—OPERATING LEASES
At December 31, 2011, our 87 predominantly retail shopping center and mixed-use properties are located in 13 states and the District of Columbia. There are approximately 2,500 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 2.5% of annualized base rent.
Our leases with commercial property and residential tenants are classified as operating leases. Commercial property leases generally range from three to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, may provide for percentage rents based on the tenant’s level of sales achieved and cost recoveries for the tenant’s share of certain operating costs. Leases on apartments are generally for a period of one year or less.
As of December 31, 2011, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties are as follows:

(In thousands)
Year ending December 31,
2012	$407,213
2013	369,253
2014	321,418
2015	277,155
2016	231,792
Thereafter	1,203,313
$2,810,144

NOTE 13—COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Minimum rents
Retail and commercial	$392,657	$378,836	$372,148
Residential (1)	23,101	21,583	21,093
Cost reimbursement	106,347	107,008	103,498
Percentage rent	7,576	6,358	6,492
Other	9,020	8,866	7,546
Total rental income	$538,701	$522,651	$510,777
_____________________

(1)	Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, The Crest at Congressional Plaza Apartments, Santana Row and Bethesda Row.

Minimum rents include the following:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Straight-line rents	$5.7	$4.6	$5.4
Net amortization of above and below market leases	$1.4	$1.6	$1.7
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Repairs and maintenance	$41,977	$42,278	$40,874
Utilities	18,823	18,545	17,926
Management fees and costs	14,989	14,641	14,342
Payroll	8,080	7,909	7,770
Bad debt expense	2,649	6,396	6,488
Ground rent	2,047	3,049	4,458
Insurance	5,282	5,054	4,865
Marketing	6,868	4,789	4,843
Other operating	8,834	7,858	6,778
Total rental expenses	$109,549	$110,519	$108,344

NOTE 14—DISCONTINUED OPERATIONS
Results of properties disposed or held for disposal which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Revenue from discontinued operations	$2.3	$3.5	$2.7
Income from discontinued operations	$1.0	$1.0	$1.2

NOTE 15—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Share-based compensation incurred
Grants of common shares	$7,308	$5,232	$5,718
Grants of options	939	1,255	1,421
	8,247	6,487	7,139
Capitalized share-based compensation	(663)	(745)	(945)
Share-based compensation expense	$7,584	$5,742	$6,194
As of December 31, 2011, we have grants outstanding under three share-based compensation plans. In May 2010, our shareholders approved the 2010 Performance Incentive Plan, as amended (“the 2010 Plan”), which authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest. Our 2001 Long Term Incentive Plan (the “2001 Plan”), which expired in May 2010, authorized the grant of share options, common shares and other share-based awards of 3,250,000 common shares of beneficial interest. Our 1993 Long Term Incentive Plan (the “1993 Plan”), which expired in May 2003, authorized the grant of share options, common shares and other share-based awards for up to 5,500,000 common shares of beneficial interest.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2011.
The following table provides a summary of the weighted-average assumption used to value options in 2010 and 2009:

	Year Ended December 31,
	2010	2009
Volatility	30.0%	28.6%
Expected dividend yield	4.0%	3.6%
Expected term (in years)	4.3	4.9
Risk free interest rate	1.9%	1.6%

The following table provides a summary of option activity for 2011:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2010	757,424	$62.09
Granted	—	—
Exercised	(237,271)	64.02
Forfeited or expired	(2,500)	88.60
Outstanding at December 31, 2011	517,653	$61.08	5.9	$15,423
Exercisable at December 31, 2011	286,054	$64.49	5.2	$7,562
The weighted-average grant-date fair value of options granted during 2010 and 2009 was $11.77 per share and $7.62 per share, respectively. The total cash received from options exercised during 2011, 2010 and 2009 was $15.2 million, $4.2 million and $2.9 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2011, 2010 and 2009 was $5.6 million, $4.2 million and $4.6 million, respectively.
The following table provides a summary of restricted share activity for 2011:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2010	270,793	$68.07
Granted	103,383	81.94
Vested	(77,364)	68.51
Forfeited	(13,975)	48.30
Unvested at December 31, 2011	282,837	$74.00
The weighted-average grant-date fair value of stock awarded in 2011, 2010 and 2009 was $81.94, $73.51 and $45.77, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2011, 2010 and 2009 was $6.3 million, $4.3 million and $4.6 million, respectively.
As of December 31, 2011, there was $13.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 5.1 years with a weighted-average period of 2.8 years.
Subsequent to December 31, 2011, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
February 9, 2012	112,043	Restricted shares	3 to 5 years	Officers and key employees
January 3, 2012	6,613	Shares	Immediate	Trustees

NOTE 16—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $16,500 for 2011, 2010 and 2009. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their first anniversary of employment. Our expense for the years ended December 31, 2011, 2010 and 2009 was approximately $365,000, $596,000 and $282,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2011 and 2010, we are liable to participants for approximately $5.9 million and $5.7 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying financial statements.

NOTE 17—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2011, 2010 and 2009, we had 0.3 million, 0.2 million and 0.2 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. Approximately 0.1 million, 0.2 million and 0.6 million stock options have been excluded in 2011, 2010 and 2009, respectively, as they were anti-dilutive. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$131,554	$125,851	$101,325
Less: Preferred share dividends	(541)	(541)	(541)
Less: Income from continuing operations attributable to noncontrolling interests	(5,475)	(5,247)	(5,568)
Less: Earnings allocated to unvested shares	(705)	(572)	(510)
Income from continuing operations available for common shareholders	124,833	119,491	94,706
Results from discontinued operations attributable to the Trust	17,838	1,776	2,547
Gain on sale of real estate	—	410	—
Net income available for common shareholders, basic and diluted	$142,671	$121,677	$97,253
DENOMINATOR
Weighted average common shares outstanding—basic	62,438	61,182	59,704
Effect of dilutive securities:
Stock options	165	142	126
Weighted average common shares outstanding—diluted	62,603	61,324	59,830
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$2.00	$1.95	$1.59
Discontinued operations	0.29	0.03	0.04
Gain on sale of real estate	—	0.01	—
	$2.29	$1.99	$1.63
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$1.99	$1.94	$1.59
Discontinued operations	0.29	0.03	0.04
Gain on sale of real estate	—	0.01	—
	$2.28	$1.98	$1.63
Income from continuing operations attributable to the Trust	$126,079	$120,604	$95,757

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2011
Revenue(1)	$137,650	$136,279	$137,664	$141,466
Operating Income	$56,373	$57,334	$56,757	$57,233
Net income(2)	$32,384	$36,471	$48,302	$32,455
Net income attributable to the Trust(2)	$31,186	$34,757	$47,053	$30,921
Net income available for common shareholders(2)	$31,051	$34,622	$46,917	$30,786
Earnings per common share—basic(2)	$0.50	$0.55	$0.74	$0.48
Earnings per common share—diluted(2)	$0.50	$0.55	$0.74	$0.48
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2010
Revenue(1)	$137,801	$133,216	$133,446	$137,334
Operating Income	$58,718	$55,841	$55,897	$58,762
Net income	$30,554	$32,368	$31,010	$34,305
Net income attributable to the Trust	$29,220	$31,114	$29,640	$32,816
Net income available for common shareholders	$29,085	$30,979	$29,504	$32,681
Earnings per common share—basic	$0.47	$0.50	$0.48	$0.53
Earnings per common share—diluted	$0.47	$0.50	$0.48	$0.53

(1)	Revenue has been reduced to reflect the results of discontinued operations. Revenue from discontinued operations, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2011 revenue from discontinued operations	$978	$1,048	$163	$93
2010 revenue from discontinued operations	$669	$619	$618	$1,627

(2)	Third quarter 2011 amounts include a $14.8 million gain on sale of our Feasterville Shopping Center as further discussed in Note 3.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2011 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (California)	CA	$—	$11,685	$9,181	$16,992	$11,685	$26,173	$37,858	$13,762	1908	10/23/1997	35 years
ANDORRA (Pennsylvania)	PA	—	2,432	12,346	9,916	2,432	22,262	24,694	14,411	1953	1/12/1988	35 years
ASSEMBLY SQUARE MARKETPLACE/ASSEMBLY ROW (Massachusetts)	MA	—	75,406	34,196	121,227	75,406	155,423	230,829	13,184	2005-2011	2005-2011	35 years
THE AVENUE AT WHITE MARSH (Maryland)	MD	56,629	20,682	72,432	2,954	20,682	75,386	96,068	13,311	1997	3/8/2007	35 years
BALA CYNWYD (Pennsylvania)	PA	—	3,565	14,466	20,231	3,566	34,696	38,262	12,624	1955	9/22/1993	35 years
BARRACKS ROAD (Virginia)	VA	38,995	4,363	16,459	33,223	4,363	49,682	54,045	31,819	1958	12/31/1985	35 years
BETHESDA ROW (Maryland)	MD	23,995	36,971	35,406	141,873	44,880	169,370	214,250	37,167	1945-2008	12/31/93, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	35 - 50 years
BRICK PLAZA (New Jersey)	NJ	28,757	—	24,715	35,959	3,931	56,743	60,674	37,698	1958	12/28/1989	35 years
BRISTOL (Connecticut)	CT	—	3,856	15,959	8,274	3,856	24,233	28,089	11,626	1959	9/22/1995	35 years
CHELSEA COMMONS (Massachusetts)	MA	7,292	9,417	19,466	1,418	9,396	20,905	30,301	2,978	1962/1969/2008	08/25/06, 1/30/07, & 7/16/08	35 years
COLORADO BLVD (California)	CA	—	5,262	4,071	7,664	5,262	11,735	16,997	7,110	1905/1915/1980	12/31/96 & 8/14/98	35 years
CONGRESSIONAL PLAZA (Maryland)	MD	—	2,793	7,424	63,505	1,020	72,702	73,722	41,991	1965/2003	4/1/1965	35 years
COURTHOUSE CENTER (Maryland)	MD	—	1,750	1,869	920	1,750	2,789	4,539	1,232	1975	12/17/1997	35 years
COURTYARD SHOPS (Florida)	FL	7,078	16,862	21,851	1,394	16,894	23,213	40,107	2,793	1990	9/4/2008	35 years
CROSSROADS (Illinois)	IL	—	4,635	11,611	14,633	4,635	26,244	30,879	10,947	1959	7/19/1993	35 years
CROW CANYON COMMONS (California)	CA	19,951	8,638	54,575	6,581	12,664	57,130	69,794	10,326	Late 1970's/2006	12/29/05 & 02/28/07	35 years
DEDHAM PLAZA (Massachusetts)	MA	—	12,287	12,918	8,095	12,287	21,013	33,300	10,692	1959	12/31/1993	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2011 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
DEL MAR VILLAGE (Florida)	FL	—	14,218	39,559	1,443	14,180	41,040	55,220	4,984	1982/1984	5/30/08 & 7/11/08	35 years
EASTGATE (North Carolina)	NC	—	1,608	5,775	19,134	1,608	24,909	26,517	14,555	1963	12/18/1986	35 years
ELLISBURG CIRCLE (New Jersey)	NJ	—	4,028	11,309	14,691	4,013	26,015	30,028	15,921	1959	10/16/1992	35 years
ESCONDIDO PROMENADE (California)	CA	—	19,117	15,829	9,525	19,117	25,354	44,471	8,034	1987	12/31/96 & 11/10/10	35 years
FALLS PLAZA (Virginia)	VA	—	1,798	1,270	9,370	1,819	10,619	12,438	6,711	1960/1962	09/30/67 & 10/05/72	25 years
FEDERAL PLAZA (Maryland)	MD	—	10,216	17,895	35,067	10,216	52,962	63,178	32,216	1970	6/29/1989	35 years
FIFTH AVENUE (California)	CA	—	2,149	584	3,323	2,149	3,907	6,056	1,958	1888-1995	1996	35 years
FINLEY SQUARE (Illinois)	IL	—	9,252	9,544	13,680	9,252	23,224	32,476	13,958	1974	4/27/1995	35 years
FLOURTOWN (Pennsylvania)	PA	—	1,345	3,943	10,641	1,470	14,459	15,929	7,439	1957	4/25/1980	35 years
FOREST HILLS (New York)	NY	—	2,885	2,885	2,441	3,031	5,180	8,211	2,325	1937 - 1987	12/16/1997	35 years
FRESH MEADOWS (New York)	NY	—	24,625	25,255	25,655	24,629	50,906	75,535	22,950	1946-1949	12/5/1997	35 years
FRIENDSHIP CTR (District of Columbia)	DC	—	12,696	20,803	1,811	12,696	22,614	35,310	6,298	1998	9/21/2001	35 years
GAITHERSBURG SQUARE (Maryland)	MD	—	7,701	5,271	12,174	5,973	19,173	25,146	13,487	1966	4/22/1993	35 years
GARDEN MARKET (Illinois)	IL	—	2,677	4,829	4,786	2,677	9,615	12,292	5,113	1958	7/28/1994	35 years
GOVERNOR PLAZA (Maryland)	MD	—	2,068	4,905	19,065	2,068	23,970	26,038	13,546	1963	10/1/1985	35 years
GRATIOT PLAZA (Michigan)	MI	—	525	1,601	16,876	525	18,477	19,002	12,772	1964	3/29/1973	25 3/4 years
GREENWICH AVENUE (Connecticut)	CT	—	7,484	5,445	1,040	7,484	6,485	13,969	3,007	1900-1993	1995	35 years
HAUPPAUGE (New York)	NY	14,700	8,791	15,262	3,942	8,791	19,204	27,995	7,704	1963	8/6/1998	35 years
HERMOSA AVE. (California)	CA	—	1,116	280	4,082	1,368	4,110	5,478	1,875	1922	9/17/1997	35 years
HOLLYWOOD BLVD. (California)	CA	—	8,300	16,920	14,042	8,300	30,962	39,262	7,087	1929/1991	3/22/99 & 6/18/99	35 years
HOUSTON STREET (Texas)	TX	—	14,680	1,976	48,751	14,778	50,629	65,407	22,647	var	1998	35 years
HUNTINGTON (New York)	NY	—	—	16,008	22,814	11,713	27,109	38,822	8,905	1962	12/12/88 & 10/26/07	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2011 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
HUNTINGTON SQUARE (New York)	NY	—	—	10,075	363	—	10,438	10,438	481	1980/2004-2007	8/16/2010	35 years
IDYLWOOD PLAZA (Virginia)	VA	16,276	4,308	10,026	2,049	4,308	12,075	16,383	6,049	1991	4/15/1994	35 years
KINGS COURT (California)	CA	—	—	10,714	888	—	11,602	11,602	6,187	1960	8/24/1998	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	10,725	75	12,753	12,828	6,360	1958	4/24/1980	22 years
LANGHORNE SQUARE (Pennsylvania)	PA	—	720	2,974	16,572	720	19,546	20,266	11,214	1966	1/31/1985	35 years
LAUREL (Maryland)	MD	—	7,458	22,525	19,055	7,576	41,462	49,038	29,700	1956	8/15/1986	35 years
LAWRENCE PARK (Pennsylvania)	PA	27,640	5,723	7,160	17,836	5,734	24,985	30,719	21,379	1972	7/23/1980	22 years
LEESBURG PLAZA (Virginia)	VA	28,320	8,184	10,722	16,086	8,184	26,808	34,992	8,981	1967	9/15/1998	35 years
LINDEN SQUARE (Massachusetts)	MA	—	79,382	19,247	47,895	79,269	67,255	146,524	8,188	1960-2008	8/24/2006	35 years
LOEHMANN'S PLAZA (Virginia)	VA	36,621	1,237	15,096	16,655	1,248	31,740	32,988	21,594	1971	7/21/1983	35 years
MELVILLE MALL (New York)	NY	22,115	35,622	32,882	467	35,622	33,349	68,971	4,972	1974	10/16/2006	35 years
MERCER MALL (New Jersey)	NJ	47,270	4,488	70,076	34,007	5,032	103,539	108,571	28,937	1975	10/14/2003	25 - 35 years
MID PIKE PLAZA (Maryland)	MD	—	—	10,335	43,036	7,517	45,854	53,371	9,918	1963	05/18/82 & 10/26/07	50 years
MONTROSE CROSSING (Maryland)	MD	80,000	35,746	105,010	—	35,746	105,010	140,756	38	1960-1979, 1996 & 2011	12/27/2011	35 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)	VA	10,554	10,068	33,501	35,033	10,204	68,398	78,602	18,116	1972/1966/1974	03/31/03, 3/21/03, & 1/27/06	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA	—	1,282	12,285	890	1,262	13,195	14,457	2,392	1969	6/29/2006	35 years
NORTH DARTMOUTH (Massachusetts)	MA	—	27,214	—	(17,846)	9,366	2	9,368	1	2004	8/24/2006	—
NORTHEAST (Pennsylvania)	PA	—	1,152	10,596	11,764	1,153	22,359	23,512	16,130	1959	8/30/1983	35 years
NORTH LAKE COMMONS (Illinois)	IL	—	2,782	8,604	2,770	2,628	11,528	14,156	5,817	1989	4/27/1994	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2011 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
OLD KEENE MILL (Virginia)	VA	—	638	998	4,660	638	5,658	6,296	4,637	1968	6/15/1976	33 1/3 years
OLD TOWN CENTER (California)	CA	—	3,420	2,765	28,263	3,420	31,028	34,448	15,821	1962, 1997-1998	10/22/1997	35 years
PAN AM SHOPPING CENTER (Virginia)	VA	—	8,694	12,929	6,941	8,695	19,869	28,564	11,411	1979	2/5/1993	35 years
PENTAGON ROW (Virginia)	VA	52,572	—	2,955	85,934	—	88,889	88,889	31,473	1999 - 2002	1998 & 11/22/10	35 years
PERRING PLAZA (Maryland)	MD	—	2,800	6,461	18,392	2,800	24,853	27,653	18,108	1963	10/1/1985	35 years
PIKE 7 (Virginia)	VA	—	9,709	22,799	3,093	9,653	25,948	35,601	11,464	1968	3/31/1997	35 years
PLAZA EL SEGUNDO (California)	CA	185,568	53,723	164,427	252	53,705	164,697	218,402	19	2006 & 2007	12/30/2011	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA	—	3,319	8,457	3,932	3,319	12,389	15,708	7,237	1967	12/23/1994	35 years
QUINCE ORCHARD PLAZA (Maryland)	MD	—	3,197	7,949	11,976	2,928	20,194	23,122	12,475	1975	4/22/1993	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	4,552	—	8,092	36,061	—	44,153	44,153	6,146	2005 - 2007	2006 - 2007	50 years
ROLLINGWOOD APTS. (Maryland)	MD	23,236	552	2,246	5,952	572	8,178	8,750	6,865	1960	1/15/1971	25 years
SAM'S PARK & SHOP (District of Columbia)	DC	—	4,840	6,319	1,642	4,840	7,961	12,801	3,687	1930	12/1/1995	35 years
SANTANA ROW (California)	CA	—	41,969	1,161	537,483	49,725	530,888	580,613	96,342	1999 - 2009, 2011	3/5/1997	40 - 50 years
SAUGUS (Massachusetts)	MA	—	4,383	8,291	1,962	4,383	10,253	14,636	4,262	1976	10/1/1996	35 years
SHIRLINGTON (Virginia)	VA	6,364	9,761	14,808	32,113	5,798	50,884	56,682	15,035	1940, 2006-2008	12/21/1995	35 years
SHOPPERS WORLD (Virginia)	VA	5,407	10,211	18,863	1,884	10,225	20,733	30,958	3,243	1975 - 2001	5/30/2007	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD	—	4,441	12,849	32	4,441	12,881	17,322	2,172	2005 - 2006	3/8/2007	35 years
THIRD STREET PROMENADE (California)	CA	—	22,645	12,709	41,625	25,125	51,854	76,979	23,698	1888-2000	1996-2000	35 years
TOWER (Virginia)	VA	—	7,170	10,518	3,382	7,280	13,790	21,070	5,721	1953-1960	8/24/1998	35 years
TOWER SHOPS (Florida)	FL	—	28,823	36,313	6,144	28,823	42,457	71,280	1,821	1990	1/19/2011	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2011 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
TROY (New Jersey)	NJ	—	3,126	5,193	20,001	4,028	24,292	28,320	16,545	1966	7/23/1980	22 years
TYSON'S STATION (Virginia)	VA	—	388	453	3,321	475	3,687	4,162	3,116	1954	1/17/1978	17 years
WESTGATE MALL (California)	CA	—	6,319	107,284	4,859	6,319	112,143	118,462	21,847	1960-1966	3/31/2004	35 years
WHITE MARSH PLAZA (Maryland)	MD	9,354	3,478	21,413	134	3,478	21,547	25,025	3,869	1987	3/8/2007	35 years
WHITE MARSH OTHER (Maryland)	MD	—	60,400	1,843	(23,108)	37,260	1,875	39,135	355	1985	3/8/2007	35 years
WILDWOOD (Maryland)	MD	24,295	9,111	1,061	7,962	9,111	9,023	18,134	7,782	1958	5/5/1969	33 1/3 years
WILLOW GROVE (Pennsylvania)	PA	—	1,499	6,643	20,588	1,499	27,231	28,730	19,985	1953	11/20/1984	35 years
WILLOW LAWN (Virginia)	VA	—	3,192	7,723	70,385	7,790	73,510	81,300	43,740	1957	12/5/1983	35 years
WYNNEWOOD (Pennsylvania)	PA	28,168	8,055	13,759	14,805	8,055	28,564	36,619	15,095	1948	10/29/1996	35 years
TOTALS		$810,616	$919,112	$1,517,305	$1,998,127	$922,595	$3,511,949	$4,434,544	$1,127,588

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED Three Years Ended December 31, 2011 Reconciliation of Total Cost (in thousands)

Balance, December 31, 2008	$3,673,685
Additions during period
Acquisitions	34,485
Improvements	93,304
Deduction during period—disposition and retirements of property	(42,240)
Balance, December 31, 2009	3,759,234
Additions during period
Acquisitions	34,855
Consolidation of VIE	18,311
Improvements	97,129
Deduction during period—disposition and retirements of property	(13,587)
Balance, December 31, 2010	3,895,942
Additions during period
Acquisitions	439,061
Improvements	147,793
Deconsolidation of VIE	(18,311)
Deduction during period—disposition and retirements of property	(29,941)
Balance, December 31, 2011	$4,434,544
_____________________

(1)	For Federal tax purposes, the aggregate cost basis is approximately $3.9 billion as of December 31, 2011.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2011
Reconciliation of Accumulated Depreciation and Amortization
(in thousands)

Balance, December 31, 2008	$846,258
Additions during period—depreciation and amortization expense	103,698
Deductions during period—disposition and retirements of property	(11,869)
Balance, December 31, 2009	938,087
Additions during period—depreciation and amortization expense	108,261
Deductions during period—disposition and retirements of property	(11,144)
Balance, December 31, 2010	1,035,204
Additions during period—depreciation and amortization expense	114,180
Deductions during period—disposition and retirements of property	(21,796)
Balance, December 31, 2011	$1,127,588

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE Year Ended December 31, 2011 (Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—	$20,113	$20,113 (2)	$—
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	9,250	9,250	—
Second Mortgage on hotel building in San Jose, CA	9%	August 2016	Principal and interest; balloon payment due at maturity(3)	35,000 (4)	14,152	11,252	—
Mortgage on restaurant building in Rockville, MD	9%	December 2014	Interest only monthly through January 31, 2011; balloon payment due at maturity(5)	—	3,637	3,637	—
Mortgage on retail building in Norwalk, CT	6%	June 2014	Interest only; balloon payment due at maturity(6)	$—	$11,715	$11,715	$—
				$35,000	$58,867	$55,967	$—
_____________________

(1)	For Federal tax purposes, the aggregate tax basis is approximately $58.9 million as of December 31, 2011.

(2)	This mortgage is available for up to $25.0 million.

(3)
This note was amended on August 4, 2006. The amended note decreased the interest from 14% to 9% per annum, and requires monthly payments of principal and interest based on 15-year amortization schedule.

(4)	We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2011 is estimated.

(5)
Beginning February 1, 2011, the note requires monthly payments of principal and interest based on a 30-year amortization schedule. The borrower has one, three-year extension option with an interest rate of 12% which increases 1% in each subsequent year of the extension term.

(6)	The loan is subject to a one year extension option with an interest rate of 7% .

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE - CONTINUED Three Years Ended December 31, 2011 Reconciliation of Carrying Amount (in thousands)

Balance, December 31, 2008	$45,780
Additions during period:
Issuance of loans	2,759
Loan fee	(15)
Deductions during period:
Collection and satisfaction of loans	(728)
Amortization of discount /loan fee	540
Balance, December 31, 2009	48,336
Additions during period:
Issuance of loans	14,787
Deductions during period:
Collection and satisfaction of loans	(464)
Amortization of discount	465
Consolidation of VIE	(18,311)
Balance, December 31, 2010	44,813
Additions during period:
Issuance of loans	130
Deconsolidation of VIE	18,311
Deductions during period:
Collection and satisfaction of loans	(7,598)
Amortization of discount	311
Balance, December 31, 2011	$55,967

EXHIBIT INDEX

Exhibit No.	Description

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

1

Exhibit No.	Description
10.5
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

10.10	* Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.11	* Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

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

10.15
Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.16
Change in Control Agreement between the Trust and Andrew P. Blocher dated February 12, 2007 (previously filed as Exhibit 10.27 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.17
* Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.18
* Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.19
* Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.20
* Second Amendment to Severance Agreement between the Trust and Jeffrey S. Berkes dated January 1, 2009 (previously filed as Exhibit 10.29 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

2

Exhibit No.	Description
10.21
* Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.22
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

10.24	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.25
Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.26	* Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.27
2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.28
Amendment to 2010 Performance Incentive Plan (“the 2010 Plan”) (previously filed as Appendix A to the Trust’s Proxy Supplement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.29
* Restricted Share Award Agreement between the Trust and Donald C. Wood dated October 12, 2010 (previously filed as Exhibit 10.36 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 01-07533) and incorporated herein by reference)

10.30
Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.34 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-07533) (the “2010 Form 10-K”) and incorporated herein by reference)

10.31
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.32
Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.33
Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.34
Form of Option Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.35
Form of Option Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.39 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.36	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

3

Exhibit No.	Description
10.37
Form of Restricted Share Award Agreement, dated as of February 10, 2011, between the Trust and each of Dawn M. Becker, Jeffrey S. Berkes and Andrew P. Blocher (previously filed as Exhibit 10.41 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.38
Credit Agreement dated as of July 7, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, as a Lead Arranger and Book Manager, and PNC Capital Markets LLC, as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 11, 2011 and incorporated herein by reference)

10.39
Credit Agreement dated as of November 22, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Capital One, N.A., as Syndication Agent, PNC Capital Markets, LLC, as a Lead Arranger and Book Manager, and Capital One, N.A., as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on November 28, 2011 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

_____________________
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

4