Form 10-Q
period 2012-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2012-05-07
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on May 4, 2012 was 63,914,475.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2011, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $263,583 and $263,570 of consolidated variable interest entities, respectively)	$4,251,132	$4,232,608
Construction-in-progress	200,879	193,836
	4,452,011	4,426,444
Less accumulated depreciation and amortization (including $6,741 and $4,991 of consolidated variable interest entities, respectively)	(1,150,398)	(1,127,588)
Net real estate	3,301,613	3,298,856
Cash and cash equivalents	69,182	67,806
Accounts and notes receivable, net	75,871	75,921
Mortgage notes receivable, net	56,076	55,967
Investment in real estate partnership	34,163	34,352
Prepaid expenses and other assets	120,911	121,492
Debt issuance costs, net of accumulated amortization of $9,886 and $9,098, respectively	11,032	11,816
TOTAL ASSETS	$3,668,848	$3,666,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $207,099 and $207,683 of consolidated variable interest entities, respectively)	$744,297	$747,523
Capital lease obligations	71,708	63,093
Notes payable	294,685	295,159
Senior notes and debentures	1,004,584	1,004,635
Accounts payable and accrued expenses	92,352	104,660
Dividends payable	44,473	44,229
Security deposits payable	12,441	12,221
Other liabilities and deferred credits	55,770	68,761
Total liabilities	2,320,310	2,340,281
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	82,252	85,325
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 63,909,248 and 63,544,150 shares issued and outstanding, respectively	639	636
Additional paid-in capital	1,790,460	1,764,940
Accumulated dividends in excess of net income	(556,783)	(555,541)
Accumulated other comprehensive loss	(2,582)	(3,940)
Total shareholders’ equity of the Trust	1,241,731	1,216,092
Noncontrolling interests	24,555	24,512
Total shareholders’ equity	1,266,286	1,240,604
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,668,848	$3,666,210

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
REVENUE
Rental income	$140,661	$134,438
Other property income	4,362	2,090
Mortgage interest income	1,266	1,121
Total revenue	146,289	137,649
EXPENSES
Rental expenses	26,110	29,402
Real estate taxes	16,057	15,407
General and administrative	7,004	6,051
Depreciation and amortization	36,571	30,416
Total operating expenses	85,742	81,276
OPERATING INCOME	60,547	56,373
Other interest income	207	15
Interest expense	(28,793)	(25,044)
Early extinguishment of debt	—	296
Income from real estate partnerships	301	323
INCOME FROM CONTINUING OPERATIONS	32,262	31,963
DISCONTINUED OPERATIONS
Discontinued operations - income	—	421
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	32,262	32,384
Gain on sale of real estate in real estate partnership	11,860	—
NET INCOME	44,122	32,384
Net income attributable to noncontrolling interests	(1,136)	(1,198)
NET INCOME ATTRIBUTABLE TO THE TRUST	42,986	31,186
Dividends on preferred shares	(135)	(135)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$42,851	$31,051
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.48	$0.49
Discontinued operations	—	0.01
Gain on sale of real estate	0.19	—
	$0.67	$0.50
Weighted average number of common shares, basic	63,411	61,471
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.48	$0.49
Discontinued operations	—	0.01
Gain on sale of real estate	0.19	—
	$0.67	$0.50
Weighted average number of common shares, diluted	63,585	61,629

COMPREHENSIVE INCOME (Note 2)	$45,480	$32,384

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST (Note 2)	$44,344	$31,186

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2012
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2011	399,896	$9,997	63,544,150	$636	$1,764,940	$(555,541)	$(3,940)	$24,512	$1,240,604
Net income, excluding $613 attributable to redeemable noncontrolling interests	—	—	—	—	—	42,986	—	523	43,509
Other comprehensive income	—	—	—	—	—	—	1,358	—	1,358
Dividends declared to common shareholders	—	—	—	—	—	(44,093)	—	—	(44,093)
Dividends declared to preferred shareholders	—	—	—	—	—	(135)	—	—	(135)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(429)	(429)
Common shares issued	—	—	220,835	2	20,988	—	—	—	20,990
Exercise of stock options	—	—	20,590	—	1,317	—	—	—	1,317
Shares issued under dividend reinvestment plan	—	—	6,366	—	582	—	—	—	582
Share-based compensation expense, net	—	—	117,307	1	2,831	—	—	—	2,832
Conversion and redemption of OP units	—	—	—	—	(198)	—	—	(80)	(278)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	29	29
BALANCE AT MARCH 31, 2012	399,896	$9,997	63,909,248	$639	$1,790,460	$(556,783)	$(2,582)	$24,555	$1,266,286

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES
Net income	$44,122	$32,384
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	36,571	30,569
Gain on sale of real estate in real estate partnership	(11,860)	—
Early extinguishment of debt	—	(296)
Income from real estate partnerships	(301)	(323)
Other, net	2,121	997
Changes in assets and liabilities, net of effects of acquisitions and dispositions
Decrease (increase) in accounts receivable	740	(1,280)
(Increase) decrease in prepaid expenses and other assets	(398)	3,779
Decrease in accounts payable and accrued expenses	(1,734)	(18,365)
Increase (decrease) in security deposits and other liabilities	196	(1,466)
Net cash provided by operating activities	69,457	45,999
INVESTING ACTIVITIES
Acquisition of real estate	—	(19,196)
Capital expenditures - development and redevelopment	(24,081)	(18,967)
Capital expenditures - other	(12,958)	(11,208)
Investment in real estate partnerships	—	(85)
Distribution from real estate partnership in excess of earnings	143	341
Leasing costs	(2,243)	(3,800)
(Issuance) repayment of mortgage and other notes receivable, net	(143)	7
Net cash used in investing activities	(39,282)	(52,908)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	—	115,000
Purchase and retirement of senior notes/debentures	—	(75,000)
Repayment of mortgages, capital leases and notes payable	(3,292)	(45,299)
Issuance of common shares	22,889	49,012
Dividends paid to common and preferred shareholders	(43,984)	(41,358)
Distributions to and redemptions of noncontrolling interests	(4,412)	(1,242)
Net cash (used in) provided by financing activities	(28,799)	1,113
Increase (decrease) in cash and cash equivalents	1,376	(5,796)
Cash and cash equivalents at beginning of year	67,806	15,797
Cash and cash equivalents at end of period	$69,182	$10,001

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of March 31, 2012, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2011 amounts have been reclassified to conform to current period presentation.
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
Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. We adopted the standards effective January 1, 2012 and modified the presentation in our consolidated financial statements accordingly.
The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$44,122	$32,384
Other comprehensive income	1,358	—
Comprehensive income	$45,480	$32,384
Net income attributable to noncontrolling interests	(1,136)	(1,198)
Comprehensive income attributable to the Trust	$44,344	$31,186

Other Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. We adopted the standard effective January 1, 2012 and it did not have a significant impact to our consolidated financial statements.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$31,250	$26,816
Interest capitalized	(2,457)	(1,772)
Interest expense	$28,793	$25,044
Cash paid for interest, net of amounts capitalized	$31,669	$30,037
Cash paid for income taxes	$177	$326
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loan assumed with acquisition	$—	$42,938

NOTE 3—REAL ESTATE
During 2012, we finalized the purchase price allocations for our December 2011 acquisitions of controlling interests in Montrose Crossing and Plaza El Segundo. The purchase price for Montrose Crossing was $141.5 million and our 89.9% ownership interest was $127.2 million which was funded with cash and our pro-rata share of $80.0 million of new mortgage debt.  Approximately $2.9 million and $3.8 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases", respectively. The purchase price for Plaza El Segundo was $192.7 million and our 48.2% ownership interest was funded with $8.5 million of cash and the assumption of our pro-rata share of the existing $175.0 million mortgage debt.  Approximately $7.5 million and $2.3 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases", respectively. The balance sheet at December 31, 2011, has been adjusted to reflect the final purchase price allocation for both properties.

NOTE 4—REAL ESTATE PARTNERSHIPS
Federal/Lion Venture LP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2012, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
OPERATING RESULTS
Revenue	$4,589	$4,968
Expenses
Other operating expenses	1,339	1,756
Depreciation and amortization	1,376	1,278
Interest expense	845	848
Total expenses	3,560	3,882
Net income	$1,029	$1,086
Our share of net income from real estate partnership	$358	$357

	March 31,	December 31,
	2012	2011
	(In thousands)
BALANCE SHEETS
Real estate, net	$177,618	$178,693
Cash	3,467	3,035
Other assets	5,171	6,116
Total assets	$186,256	$187,844
Mortgages payable	$57,322	$57,376
Other liabilities	4,217	5,391
Partners’ capital	124,717	125,077
Total liabilities and partners’ capital	$186,256	$187,844
Our share of unconsolidated debt	$17,197	$17,213
Our investment in real estate partnership	$34,163	$34,352

Taurus Newbury Street JV II Limited Partnership
On October 31, 2011, our Newbury Street Partnership sold its entire portfolio of three buildings for $44.0 million.  As part of the sale, we received $34.6 million of the net proceeds which included the repayment of our $11.8 million loans. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Therefore, we recognized the gain on sale of $11.9 million in the first quarter 2012. The deferred gain was included in "other liabilities and deferred credits" on the balance sheet at December 31, 2011.

NOTE 5—DEBT
During the three months ended March 31, 2012, our $400.0 million revolving credit facility had no amounts outstanding. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2012, we were in compliance with all loan covenants.

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

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,038,982	$1,091,798	$1,042,682	$1,099,273
Senior notes and debentures	$1,004,584	$1,094,273	$1,004,635	$1,085,309

As of March 31, 2012, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $3.9 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not impact earnings in 2012, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2012 was a liability of $2.6 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. The change in valuation on our interest rate swaps was $1.4 million (including $1.0 million reclassified from other comprehensive income to earnings) for the three months ended March 31, 2012 and is included in "accumulated other comprehensive loss". A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$2,582	$—	$2,582	$—	$3,940	$—	$3,940

NOTE 7—COMMITMENTS AND CONTINGENCIES
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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 326,140 operating partnership units are outstanding which have a total fair value of $31.6 million, based on our closing stock price on March 31, 2012.

NOTE 8—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2012		2011
	Declared	Paid	Declared	Paid
Common shares	$0.690	$0.690	$0.670	$0.670
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339

On February 24, 2011, we entered into an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2012, we issued 220,792 common shares at a weighted average price per share of $96.58 for net cash proceeds of $21.0 million and paid $0.3 million in commissions related to the sales of these common shares.

NOTE 9—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Minimum rents
Retail and commercial	$103,135	$96,736
Residential (1)	6,410	5,525
Cost reimbursement	26,957	28,830
Percentage rent	1,957	1,395
Other	2,202	1,952
Total rental income	$140,661	$134,438
_____________________

(1)	Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, The Crest at Congressional Plaza Apartments, Santana Row and Bethesda Row.

Minimum rents include the following:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Straight-line rents	$0.6	$1.0
Amortization of above market leases	$(0.9)	$(0.6)
Amortization of below market leases	$1.1	$0.9

NOTE 10—DISCONTINUED OPERATIONS
Results of properties disposed or held for disposal which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

Three Months Ended March 31,
2011
(in millions)
Revenue from discontinued operations	$1.0
Income from discontinued operations	$0.4

NOTE 11—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Share-based compensation incurred
Grants of common shares	$2,674	$1,935
Grants of options	158	254
	2,832	2,189
Capitalized share-based compensation	(230)	(182)
Share-based compensation expense	$2,602	$2,007

NOTE 12—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2012 and 2011, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three months ended March 31, 2012. Approximately 0.1 million stock options have been excluded for the three months ended March 31, 2011 as they were anti-dilutive. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$32,262	$31,963
Less: Preferred share dividends	(135)	(135)
Less: Income from continuing operations attributable to noncontrolling interests	(1,136)	(1,188)
Less: Earnings allocated to unvested shares	(209)	(191)
Income from continuing operations available for common shareholders	30,782	30,449
Results from discontinued operations attributable to the Trust	—	411
Gain on sale of real estate in real estate partnership	11,860	—
Net income available for common shareholders, basic and diluted	$42,642	$30,860
DENOMINATOR
Weighted average common shares outstanding—basic	63,411	61,471
Effect of dilutive securities:
Stock options	174	158
Weighted average common shares outstanding—diluted	63,585	61,629
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.48	$0.49
Discontinued operations	—	0.01
Gain on sale of real estate	0.19	—
	$0.67	$0.50
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.48	$0.49
Discontinued operations	—	0.01
Gain on sale of real estate	0.19	—
	$0.67	$0.50
Income from continuing operations attributable to the Trust	$31,126	$30,775

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2012.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of March 31, 2012, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects comprising approximately 19.2 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 93.8% leased and 92.6% occupied at March 31, 2012. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of March 31, 2012. In total, the joint venture properties in which we own a 30% interest were 87.8% leased and occupied at March 31, 2012.
2012 Significant Equity Transactions
On February 24, 2011, we entered into an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2012, we issued 220,792 common shares at a weighted average price per share of $96.58 for net cash proceeds of $21.0 million and paid $0.3 million in commissions related to the sales of these common shares. As of March 31, 2012, we had the capacity to issue up to $137.0 million in common shares under our ATM equity program.
Final Purchase Price Allocation of 2011 Property Acquisitions

During 2012, we finalized the purchase price allocations for our December 2011 acquisitions of controlling interests in Montrose Crossing and Plaza El Segundo. The purchase price for Montrose Crossing was $141.5 million and our 89.9% ownership interest was $127.2 million which was funded with cash and our pro-rata share of $80.0 million of new mortgage debt.  Approximately $2.9 million and $3.8 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases", respectively. The purchase price for Plaza El Segundo was $192.7 million and our 48.2% ownership interest was funded with $8.5 million of cash and the assumption of our pro-rata share of the existing $175.0 million mortgage debt.  Approximately $7.5 million and $2.3 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases", respectively. The balance sheet at December 31, 2011, has been adjusted to reflect the final purchase price allocation for both properties.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-

construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $16 million and $2 million, respectively, for the three months ended March 31, 2012 and $17 million and $1 million, respectively, for the three months ended March 31, 2011. We capitalized external and internal costs related to other property improvements of $10 million and less than $1 million, respectively, for the three months ended March 31, 2012 and $8 million and less than $1 million, respectively, for the three months ended March 31, 2011. We capitalized external and internal costs related to leasing activities of $1 million and $1 million, respectively, for the three months ended March 31, 2012 and $3 million and $1 million, respectively, for the three months ended March 31, 2011. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $1 million, less than $1 million, and $1 million, respectively, for both the three months ended March 31, 2012 and 2011.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property development and redevelopments,

•	growth in our same-center portfolio, and

•	expansion of our portfolio through property acquisitions.
Our properties are predominately located in densely populated, affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2012, we expect to have redevelopment projects stabilizing with projected costs of approximately $57 million.
Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at March 31, 2012 is approximately $155 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. In December 2011, we entered into agreements with AvalonBay Communities ("AvalonBay") for a portion of the first phase of residential and retail development at Assembly Row which will include 575 residential units (by AvalonBay) and approximately 323,000 square feet of retail space.  The Massachusetts Bay Transit Authority (MBTA) will also construct the new orange line T-Stop at the property.   Construction commenced during first quarter 2012 and we expect the first phase to be stabilized in 2015. We will also continue our infrastructure work during 2012. We expect to invest between $20 million and $40 million in 2012, net of expected public funding.
We continue our predevelopment work related to the long-term redevelopment of Mid-Pike Plaza in Rockville, Maryland, which will be renamed Pike & Rose, a long-term, multi-phased, mixed-use project.  The property currently has zoning entitlements to build 1.7 million square feet of commercial-use buildings and 1,583 residential units. Phase I of Pike & Rose involves demolition of roughly 25% of the existing GLA at Mid-Pike Plaza and construction of 493 residential units, 151,000 square feet of retail space and 79,000 square of office space. We expect construction of Phase I to commence in mid-2012 with stabilization in 2015/2016.  We expect to invest between $40 million and $60 million in 2012.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, our evaluation of whether those phases will generate an appropriate financial return and our ability to structure the development of those future phases, through entitlement sales, third party capital investment or otherwise, in a way that should mitigate our risk of those future phases.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our retail spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past two years.  While we have seen improvements over much of our portfolio, we continue to see some tenants being negatively impacted by the economic environment and some filing for bankruptcy, though at a lower rate than in previous years.  We believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, however, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations.  We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy and rental rates to be a driver of our same-center growth over the long term as we are able to re-lease vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2012, no single tenant accounted for more than 2.5% of annualized base rent.
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
At March 31, 2012, the leasable square feet in our properties was 92.6% occupied and 93.8% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the first quarter 2012, we signed leases for a total of 473,000 square feet of retail space including 461,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 17% on a cash basis and 24% on a straight-line basis. New leases for comparable spaces were signed for 224,000 square feet at an average rental increase of 31% on a cash basis and 40% on a straight-line basis. Renewals for comparable spaces were signed for 237,000 square feet at an average rental increase of 4% on a cash basis and 10% on a straight-line basis.
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
The leases signed in 2012 generally become effective over the following two years though some may not become effective until 2014 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
In 2012, we expect a similar level of leasing activity compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. As of March 31, 2012, all or a portion of 78 properties were considered same-center and seven were considered redevelopment or expansion.   Three properties were removed from same-center and one property was added to same-center compared to the designations as of December 31, 2011.  While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for comparable periods and the property is not under significant development or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2012 AND 2011

			Change
	2012	2011	Dollars	%
	(Dollar amounts in thousands)
Rental income	$140,661	$134,438	$6,223	4.6%
Other property income	4,362	2,090	2,272	108.7%
Mortgage interest income	1,266	1,121	145	12.9%
Total property revenue	146,289	137,649	8,640	6.3%
Rental expenses	26,110	29,402	(3,292)	(11.2)%
Real estate taxes	16,057	15,407	650	4.2%
Total property expenses	42,167	44,809	(2,642)	(5.9)%
Property operating income	104,122	92,840	11,282	12.2%
Other interest income	207	15	192	1,280.0%
Income from real estate partnerships	301	323	(22)	(6.8)%
Interest expense	(28,793)	(25,044)	(3,749)	15.0%
Early extinguishment of debt	—	296	(296)	(100.0)%
General and administrative expense	(7,004)	(6,051)	(953)	15.7%
Depreciation and amortization	(36,571)	(30,416)	(6,155)	20.2%
Total other, net	(71,860)	(60,877)	(10,983)	18.0%
Income from continuing operations	32,262	31,963	299	0.9%
Discontinued operations - income	—	421	(421)	(100.0)%
Gain on sale of real estate in real estate partnership	11,860	—	11,860	100.0%
Net income	44,122	32,384	11,738	36.2%
Net income attributable to noncontrolling interests	(1,136)	(1,198)	62	(5.2)%
Net income attributable to the Trust	$42,986	$31,186	$11,800	37.8%

Property Revenues
Total property revenue increased $8.6 million, or 6.3%, to $146.3 million in the three months ended March 31, 2012 compared to $137.6 million in the three months ended March 31, 2011. The percentage occupied at our shopping centers decreased to 92.6% at March 31, 2012 compared to 93.5% at March 31, 2011. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $6.2 million, or 4.6%, to $140.7 million in the three months ended March 31, 2012 compared to $134.4 million in the three months ended March 31, 2011 due primarily to the following:

•	an increase of $6.9 million attributable to properties acquired in 2011, and

•	an increase of $0.8 million at redevelopment properties due primarily to increased occupancy at certain properties and higher rental rates on new and renewal leases, partially offset by

•	a decrease of $1.8 million at same-center properties due primarily to lower recovery income as a result of lower recoverable expenses (primarily snow removal costs).
Other Property Income
Other property income increased $2.3 million, or 108.7%, to $4.4 million in the three months ended March 31, 2012 compared to $2.1 million in the three months ended March 31, 2011. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at same-center properties.
Property Expenses
Total property expenses decreased $2.6 million, or 5.9%, to $42.2 million in the three months ended March 31, 2012 compared to $44.8 million in the three months ended March 31, 2011. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $3.3 million, or 11.2%, to $26.1 million in the three months ended March 31, 2012 compared to $29.4 million in the three months ended March 31, 2011. This decrease is primarily due to the following:

•	a decrease of $4.1 million in repairs and maintenance at same-center properties primarily due to lower snow removal costs, and

•	a decrease of $0.3 million in bad debt expense at same-center properties, partially offset by

•	an increase of $0.6 million related to properties acquired in 2011, and

•	an increase of $0.6 million in other operating costs.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.0% in the three months ended March 31, 2012 from 21.5% in the three months ended March 31, 2011.
Real Estate Taxes
Real estate tax expense increased $0.7 million, or 4.2% to $16.1 million in the three months ended March 31, 2012 compared to $15.4 million in the three months ended March 31, 2011 due primarily to $0.9 million from properties acquired in 2011 partially offset by tax refunds at certain same-center properties.
Property Operating Income
Property operating income increased $11.3 million, or 12.2%, to $104.1 million in the three months ended March 31, 2012 compared to $92.8 million in the three months ended March 31, 2011. This increase is primarily due to properties acquired in 2011 and growth in earnings at same-center and redevelopment properties.
Other
Interest Expense
Interest expense increased $3.7 million, or 15.0%, to $28.8 million in the three months ended March 31, 2012 compared to $25.0 million in the three months ended March 31, 2011. This increase is due primarily to the following:

•	an increase of $3.2 million due to mortgage loans secured by Plaza El Segundo and Montrose Crossing both of which were acquired in 2011,

•	an increase of $0.9 million due to a higher overall weighted average borrowing rate, and

•	an increase of $0.3 million due to higher borrowings
partially offset by

•	an increase of $0.7 million in capitalized interest.
Gross interest costs were $31.3 million and $26.8 million in the three months ended March 31, 2012 and 2011, respectively. Capitalized interest was $2.5 million and $1.8 million in the three months ended March 31, 2012 and 2011, respectively.
Early Extinguishment of Debt
The $0.3 million of income from early extinguishment of debt in the three months ended March 31, 2011 is due to the write-off of unamortized debt premium net of a 3.0% prepayment premium and unamortized debt fees related to the payoff of our mortgage loan on Tower Shops prior to its contractual prepayment date.

General and Administrative Expense
General and administrative expense increased $1.0 million, or 15.7%, to $7.0 million in in the three months ended March 31, 2012 from $6.1 million in the three months ended March 31, 2011. This increase is due primarily to higher personnel related costs partially offset by lower acquisition costs resulting from a lower volume of potential acquisitions.
Depreciation and Amortization
Depreciation and amortization expense increased $6.2 million, or 20.2%, to $36.6 million in the three months ended March 31, 2012 from $30.4 million in the three months ended March 31, 2011. This increase is due primarily to 2011 acquisitions, accelerated depreciation due to the change in use of certain redevelopment buildings and capital improvements at same-center properties.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.4 million for the three months ended March 31, 2011 primarily represents the operating income for the period during which we owned properties sold/disposed of in 2011.
Gain on Sale of Real Estate in Real Estate Partnership
The $11.9 million gain on sale of real estate in real estate partnership in the three months ended March 31, 2012 is due to the sale of our Newbury Street Partnership's entire portfolio of three buildings on October 31, 2011. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Therefore, we recognized the gain on sale of $11.9 million in the three months ended March 31, 2012.
Recently Adopted Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. We adopted the standard effective January 1, 2012 and it did not have a significant impact to our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. We adopted the standards effective January 1, 2012 and modified the presentation in our consolidated financial statements accordingly.

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

Cash and cash equivalents increased $1.4 million to $69.2 million at March 31, 2012; however, cash and cash equivalents are not the only indicator of our liquidity. We have a $400.0 million unsecured revolving credit facility which matures on July 6, 2015 and had no borrowings during the three months ended March 31, 2012. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $800.0 million. Our $275.0 million unsecured term loan which matures on November 21, 2018 also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of March 31, 2012, we had the capacity to issue up to $137.0 million in common shares under our ATM equity program.
We have approximately $192 million of debt maturing in 2012, of which $175.0 million relates to our 6.00% senior notes that mature in July 2012. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements during 2012 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to incur higher amounts in 2012 compared to those incurred in 2011 related to capital investments for development, redevelopment and existing properties as we progress with our active development pipeline. These amounts will be funded on a short-term basis with cash flow from operations, cash on hand, our revolving credit facility and/or proceeds from shares issued under our ATM equity program, and on a long-term basis, with long-term debt or equity. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash provided by operating activities	$69,457	$45,999
Cash used in investing activities	(39,282)	(52,908)
Cash (used in) provided by financing activities	(28,799)	1,113
Increase (decrease) in cash and cash equivalents	1,376	(5,796)
Cash and cash equivalents, beginning of year	67,806	15,797
Cash and cash equivalents, end of period	$69,182	$10,001

Net cash provided by operating activities increased $23.5 million to $69.5 million during the three months ended March 31, 2012 from $46.0 million during the three months ended March 31, 2011. The increase was primarily attributable to the payment in 2011 of the $16.2 million final judgment related to a previously disclosed lawsuit offset by higher net income before certain non-cash items.
Net cash used in investing activities decreased $13.6 million to $39.3 million during the three months ended March 31, 2012 from $52.9 million during the three months ended March 31, 2011. The decrease was primarily attributable to:

•	$19.2 million decrease in acquisitions of real estate due to the January 2011 Tower Shops acquisition and no acquisitions in 2012, partially offset by

•	$6.9 million increase in capital investments.
Net cash used in financing activities increased $29.9 million to $28.8 million during the three months ended March 31, 2012 compared to $1.1 million of cash provided during the three months ended March 31, 2011. The increase was primarily attributable to:

•	$115.0 million decrease in net borrowings on our revolving credit facility, and

•
$26.1 million decrease in net proceeds from the issuance of common shares due primarily to the sale of 0.6 million shares under our ATM equity program in the three months ended March 31, 2011 compared to 0.2 million in the three months ended March 31, 2012, partially offset by

•	$75.0 million repayment of 4.50% senior notes in February 2011, and

•	$42.0 million decrease in repayment of mortgages, capital leases and notes payable due to the $41.0 million payoff of the Tower Shops mortgage assumed with the acquisition in January 2011.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2012, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At March 31, 2012, our investment in the Partnership was $34.2 million and the Partnership had approximately $57.3 million of mortgages payable outstanding.
On October 31, 2011, our Newbury Street Partnership sold its entire portfolio of three buildings for $44.0 million.  As part of the sale, we received $34.6 million of the net proceeds which included the repayment of our $11.8 million loans. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Therefore, we recognized the gain on sale of $11.9 million in the first quarter 2012.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2012:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2012	Stated Interest Rate as of March 31, 2012	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Courtyard Shops	Acquired	$6,981	6.87%	July 1, 2012
Bethesda Row	Acquired	19,993	5.37%	January 1, 2013
Bethesda Row	Acquired	3,978	5.05%	February 1, 2013
White Marsh Plaza (2)	Acquired	9,207	6.04%	April 1, 2013
Crow Canyon	Acquired	19,835	5.40%	August 11, 2013
Idylwood Plaza	16,910	16,206	7.50%	June 5, 2014
Leesburg Plaza	29,423	28,198	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	36,464	7.50%	June 5, 2014
Pentagon Row	54,619	52,345	7.50%	June 5, 2014
Melville Mall (3)	Acquired	22,131	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	56,293	5.46%	January 1, 2015
Barracks Road	44,300	38,771	7.95%	November 1, 2015
Hauppauge	16,700	14,616	7.95%	November 1, 2015
Lawrence Park	31,400	27,481	7.95%	November 1, 2015
Wildwood	27,600	24,155	7.95%	November 1, 2015
Wynnewood	32,000	28,006	7.95%	November 1, 2015
Brick Plaza	33,000	28,581	7.42%	November 1, 2015
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
Rollingwood Apartments	24,050	23,150	5.54%	May 1, 2019
Shoppers’ World	Acquired	5,405	5.91%	January 31, 2021
Montrose Crossing	80,000	79,777	4.20%	January 10, 2022
Mount Vernon (4)	13,250	10,455	5.66%	April 15, 2028
Chelsea	Acquired	7,585	5.36%	January 15, 2031
Subtotal		734,613
Net unamortized premium		9,684
Total mortgages payable		744,297
Notes payable
Unsecured fixed rate
Various (5)	13,087	10,285	3.10%	Various through 2013
Term loan (6)	275,000	275,000	LIBOR + 1.45%	November 21, 2018
Unsecured variable rate
Revolving credit facility (7)	400,000	—	LIBOR + 1.15%	July 6, 2015
Escondido (municipal bonds) (8)	9,400	9,400	0.12%	October 1, 2016
Total notes payable		294,685
Senior notes and debentures
Unsecured fixed rate
6.00% notes	175,000	175,000	6.00%	July 15, 2012
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,004,200
Net unamortized premium		384
Total senior notes and debentures		1,004,584
Capital lease obligations
Various		71,708	Various	Various through 2106
Total debt and capital lease obligations		$2,115,274

_____________________

1)	Mortgages payable do not include our 30% share ($17.2 million) of the $57.3 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

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

4)	The interest rate is fixed at 5.66% for the first ten years and then will be reset to a market rate in 2013. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

5)	The interest rate of 3.10% represents the weighted average interest rate for two unsecured fixed rate notes payable. These notes mature on May 1, 2012 and January 31, 2013.

6)	We entered into two interest rate swap agreements that effectively fix the rate on the term loan at 3.17%.

7)	No amount was drawn under our revolving credit facility during the three months ended March 31, 2012.

8)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2012, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2012:

	Unsecured		Secured		Capital Lease	Total
	(In thousands)
2012	$185,255		$15,634		$18	$200,907
2013	135,030		73,521	(1)	22	208,573
2014	150,000		157,838		25	307,863
2015	—	(2)	204,936		27	204,963
2016	134,400		2,521		30	136,951
Thereafter	694,200		280,163		71,586	1,045,949
	$1,298,885		$734,613		$71,708	$2,105,206	(3)
_____________________

1)	Includes the repayment of the outstanding mortgage payable balance on Mount Vernon. The lender has the option to call the loan on April 15, 2013 or any time thereafter.

2)	Our $400.0 million revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option. As of March 31, 2012, there was $0 drawn under this credit facility.

3)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of March 31, 2012.

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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income which is included in accumulated other comprehensive loss on our consolidated balance sheet and our consolidated statement of of shareholders' equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.
In November 2011, we entered into two interest rate swap agreements that effectively fixed the rate on the term loan at 3.17%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness did not impact earnings in 2012, and we do not anticipate it will have a significant effect in the future.
REIT Qualification
We intend to maintain our qualification as a REIT under Section 856(c) of the Code. As a REIT, we generally will not be subject to corporate federal income taxes on income we distribute to our shareholders as long as we satisfy certain technical requirements of the Code, including the requirement to distribute at least 90% of our taxable income to our shareholders.
Funds From Operations
Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of real estate companies’ operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as follows: net income, computed in accordance with the U.S. GAAP, plus real estate related depreciation and amortization and excluding extraordinary items, gains and losses on the sale of real estate, and impairment write-downs of depreciable real estate. We compute FFO in accordance with the NAREIT definition, and we have historically reported our FFO available for common shareholders in addition to our net income and net cash provided by operating activities. It should be noted that FFO:

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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$44,122	$32,384
Net income attributable to noncontrolling interests	(1,136)	(1,198)
Gain on sale of real estate in real estate partnership	(11,860)	—
Depreciation and amortization of real estate assets	32,415	27,589
Amortization of initial direct costs of leases	2,936	2,240
Depreciation of joint venture real estate assets	381	427
Funds from operations	66,858	61,442
Dividends on preferred shares	(135)	(135)
Income attributable to operating partnership units	247	243
Income attributable to unvested shares	(316)	(280)
Funds from operations available for common shareholders	$66,654	$61,270
Weighted average number of common shares, diluted (1)	63,943	61,991
Funds from operations available for common shareholders, per diluted share	$1.04	$0.99
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of March 31, 2012, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.17%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2012, we had $2.1 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements, and $71.7 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2012 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $66.1 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2012 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $70.1 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2012, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of March 31, 2012. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during quarterly period covered by this reports that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2011 filed with the SEC on February 16, 2012. These factors include, but are not limited to, the following:

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

•
risk that we are investing a significant amount in ground-up development projects that may be dependent on third parties to deliver critical aspects of certain projects, requires spending a substantial amount upfront in infrastructure, and assumes receipt of public funding which has been committed but not entirely funded;

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
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interests of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. On January 4, 2012 and March 28, 2012, we redeemed 907 and 33,267 operating partnership units, respectively, for cash.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

FEDERAL REALTY INVESTMENT TRUST

May 7, 2012	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

May 7, 2012	/s/ Andrew P. Blocher
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

EXHIBIT INDEX

Exhibit No.	Description
10.6	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.7
Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.8	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.9	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.10
Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.11
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

10.13
Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.14
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

10.16
Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.17
Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.18
Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.19
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

10.21	Restricted Share Award Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.33 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.22
Combined Incentive and Non-Qualified Stock Option Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.34 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.23	Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.24
2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description
10.25
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

10.27
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

10.30
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

10.33	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.34
Form of Restricted Share Award Agreement, dated as of February 10, 2011, between the Trust and each of Dawn M. Becker and Andrew P. Blocher (previously filed as Exhibit 10.41 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.35
Credit Agreement dated as of July 7, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, as a Lead Arranger and Book Manager, and PNC Capital Markets LLC, as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 11, 2011 and incorporated herein by reference)

10.36
Credit Agreement dated as of November 22, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Capital One, N.A., as Syndication Agent, PNC Capital Markets, LLC, as a Lead Arranger and Book Manager, and Capital One, N.A., as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on November 28, 2011 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Operations, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.