Form 10-Q
period 2012-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2012-08-01
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on July 30, 2012 was 64,111,975.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2011, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $263,631 and $263,570 of consolidated variable interest entities, respectively)	$4,264,527	$4,232,608
Construction-in-progress	211,725	193,836
	4,476,252	4,426,444
Less accumulated depreciation and amortization (including $8,497 and $4,991 of consolidated variable interest entities, respectively)	(1,169,278)	(1,127,588)
Net real estate	3,306,974	3,298,856
Cash and cash equivalents	82,774	67,806
Accounts and notes receivable, net	76,601	75,921
Mortgage notes receivable, net	55,887	55,967
Investment in real estate partnership	34,055	34,352
Prepaid expenses and other assets	114,302	121,492
Debt issuance costs, net of accumulated amortization of $10,574 and $9,098, respectively	10,336	11,816
TOTAL ASSETS	$3,680,929	$3,666,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $206,506 and $207,683 of consolidated variable interest entities, respectively)	$733,997	$747,523
Capital lease obligations	71,703	63,093
Notes payable	300,089	295,159
Senior notes and debentures	1,004,532	1,004,635
Accounts payable and accrued expenses	110,786	104,660
Dividends payable	44,588	44,229
Security deposits payable	12,745	12,221
Other liabilities and deferred credits	54,173	68,761
Total liabilities	2,332,613	2,340,281
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	81,858	85,325
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 64,099,840 and 63,544,150 shares issued and outstanding, respectively	641	636
Additional paid-in capital	1,810,359	1,764,940
Accumulated dividends in excess of net income	(568,541)	(555,541)
Accumulated other comprehensive loss	(10,375)	(3,940)
Total shareholders’ equity of the Trust	1,242,081	1,216,092
Noncontrolling interests	24,377	24,512
Total shareholders’ equity	1,266,458	1,240,604
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,680,929	$3,666,210

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
REVENUE
Rental income	$141,796	$133,000	$282,457	$267,438
Other property income	4,478	2,146	8,840	4,236
Mortgage interest income	1,286	1,134	2,552	2,255
Total revenue	147,560	136,280	293,849	273,929
EXPENSES
Rental expenses	26,906	25,133	53,016	54,535
Real estate taxes	16,537	15,547	32,594	30,954
General and administrative	7,139	6,395	14,143	12,446
Depreciation and amortization	35,199	31,871	71,770	62,287
Total operating expenses	85,781	78,946	171,523	160,222
OPERATING INCOME	61,779	57,334	122,326	113,707
Other interest income	112	20	319	35
Interest expense	(28,733)	(23,905)	(57,526)	(48,949)
Early extinguishment of debt	—	—	—	296
Income from real estate partnerships	438	444	739	767
INCOME FROM CONTINUING OPERATIONS	33,596	33,893	65,858	65,856
DISCONTINUED OPERATIONS
Discontinued operations - income	—	509	—	930
Discontinued operations - gain on deconsolidation of VIE	—	2,026	—	2,026
Discontinued operations - gain on sale of real estate	—	43	—	43
Results from discontinued operations	—	2,578	—	2,999
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	33,596	36,471	65,858	68,855
Gain on sale of real estate in real estate partnership	—	—	11,860	—
NET INCOME	33,596	36,471	77,718	68,855
Net income attributable to noncontrolling interests	(993)	(1,714)	(2,129)	(2,912)
NET INCOME ATTRIBUTABLE TO THE TRUST	32,603	34,757	75,589	65,943
Dividends on preferred shares	(135)	(135)	(271)	(271)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$32,468	$34,622	$75,318	$65,672
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.51	$0.51	$0.99	$1.01
Discontinued operations	—	0.04	—	0.05
Gain on sale of real estate	—	—	0.19	—
	$0.51	$0.55	$1.18	$1.06
Weighted average number of common shares, basic	63,700	62,214	63,556	61,844
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.51	$0.51	$0.99	$1.00
Discontinued operations	—	0.04	—	0.05
Gain on sale of real estate	—	—	0.19	—
	$0.51	$0.55	$1.18	$1.05
Weighted average number of common shares, diluted	63,880	62,391	63,732	62,012

COMPREHENSIVE INCOME (Note 2)	$25,803	$36,471	$71,283	$68,855

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST (Note 2)	$24,810	$34,757	$69,154	$65,943

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2012
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2011	399,896	$9,997	63,544,150	$636	$1,764,940	$(555,541)	$(3,940)	$24,512	$1,240,604
Net income, excluding $1,224 attributable to redeemable noncontrolling interests	—	—	—	—	—	75,589	—	905	76,494
Other comprehensive loss	—	—	—	—	—	—	(6,435)	—	(6,435)
Dividends declared to common shareholders	—	—	—	—	—	(88,318)	—	—	(88,318)
Dividends declared to preferred shareholders	—	—	—	—	—	(271)	—	—	(271)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,010)	(1,010)
Common shares issued	—	—	382,194	4	37,052	—	—	—	37,056
Exercise of stock options	—	—	43,870	—	2,390	—	—	—	2,390
Shares issued under dividend reinvestment plan	—	—	12,319	—	1,129	—	—	—	1,129
Share-based compensation expense, net	—	—	117,307	1	5,170	—	—	—	5,171
Conversion and redemption of OP units	—	—	—	—	(322)	—	—	(135)	(457)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	105	105
BALANCE AT JUNE 30, 2012	399,896	$9,997	64,099,840	$641	$1,810,359	$(568,541)	$(10,375)	$24,377	$1,266,458

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES
Net income	$77,718	$68,855
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	71,770	62,632
Gain on sale of real estate in real estate partnership	(11,860)	—
Gain on sale of real estate	—	(43)
Gain on deconsolidation of VIE	—	(2,026)
Early extinguishment of debt	—	(296)
Income from real estate partnerships	(739)	(767)
Other, net	3,138	1,675
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	1,627	(2,921)
Decrease in prepaid expenses and other assets	5,170	10,579
Increase (decrease) in accounts payable and accrued expenses	2,087	(16,868)
Increase (decrease) in security deposits and other liabilities	984	(2,122)
Net cash provided by operating activities	149,895	118,698
INVESTING ACTIVITIES
Acquisition of real estate	—	(19,196)
Capital expenditures - development and redevelopment	(47,776)	(35,971)
Capital expenditures - other	(20,290)	(19,031)
Proceeds from sale of real estate	—	1,497
Investment in real estate partnerships	—	(6,947)
Distribution from real estate partnership in excess of earnings	248	511
Leasing costs	(5,581)	(6,335)
Repayment of mortgage and other notes receivable, net	51	8,712
Net cash used in investing activities	(73,348)	(76,760)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	—	112,000
Purchase and retirement of senior notes/debentures	—	(75,000)
Issuance of mortgages, capital leases and notes payable, net of costs	5,399	—
Repayment of mortgages, capital leases and notes payable	(13,270)	(86,021)
Issuance of common shares	40,575	96,787
Dividends paid to common and preferred shareholders	(88,205)	(83,098)
Distributions to and redemptions of noncontrolling interests	(6,078)	(2,555)
Net cash used in financing activities	(61,579)	(37,887)
Increase in cash and cash equivalents	14,968	4,051
Cash and cash equivalents at beginning of year	67,806	15,797
Cash and cash equivalents at end of period	$82,774	$19,848

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, and California. As of June 30, 2012, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects.
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
Comprehensive Income
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. We adopted the standards effective January 1, 2012 and modified the presentation in our consolidated financial statements accordingly. Other comprehensive loss in our financial statements relates to the change in valuation on our interest rate swap agreements as further discussed in Note 6.
The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$33,596	$36,471	$77,718	$68,855
Other comprehensive loss	(7,793)	—	(6,435)	—
Comprehensive income	25,803	36,471	71,283	68,855
Net income attributable to noncontrolling interests	(993)	(1,714)	(2,129)	(2,912)
Comprehensive income attributable to the Trust	$24,810	$34,757	$69,154	$65,943

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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$62,515	$52,585
Interest capitalized	(4,989)	(3,636)
Interest expense	$57,526	$48,949
Cash paid for interest, net of amounts capitalized	$58,132	$50,197
Cash paid for income taxes	$255	$537
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loan assumed with acquisition	$—	$42,938
Deconsolidation of VIE	$—	$18,311

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

NOTE 4—REAL ESTATE PARTNERSHIPS
Federal/Lion Venture LP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of June 30, 2012, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
OPERATING RESULTS
Revenue	$4,709	$4,676	$9,298	$9,644
Expenses
Other operating expenses	1,228	1,228	2,567	2,984
Depreciation and amortization	1,375	1,290	2,751	2,568
Interest expense	844	848	1,689	1,696
Total expenses	3,447	3,366	7,007	7,248
Net income	$1,262	$1,310	$2,291	$2,396
Our share of net income from real estate partnership	$438	$444	$796	$801

	June 30,	December 31,
	2012	2011
	(In thousands)
BALANCE SHEETS
Real estate, net	$176,485	$178,693
Cash	4,501	3,035
Other assets	5,003	6,116
Total assets	$185,989	$187,844
Mortgages payable	$57,267	$57,376
Other liabilities	4,434	5,391
Partners’ capital	124,288	125,077
Total liabilities and partners’ capital	$185,989	$187,844
Our share of unconsolidated debt	$17,180	$17,213
Our investment in real estate partnership	$34,055	$34,352

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

NOTE 5—DEBT
During the three and six months ended June 30, 2012, our $400.0 million revolving credit facility had no amounts outstanding. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2012, we were in compliance with all loan covenants.

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

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,034,086	$1,082,723	$1,042,682	$1,099,273
Senior notes and debentures	$1,004,532	$1,102,285	$1,004,635	$1,085,309

As of June 30, 2012, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swaps agreements fix the variable portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $3.9 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of June 30, 2012, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2012 was a liability of $10.4 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. The change in valuation on our interest rate swaps was $7.8 million and $6.4 million (including $1.0 million and $2.0 million , respectively, reclassified from other comprehensive loss to earnings) for the three and six months ended June 30, 2012 and is included in "accumulated other comprehensive loss". A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$10,375	$—	$10,375	$—	$3,940	$—	$3,940

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 324,140 operating partnership units are outstanding which have a total fair value of $33.7 million, based on our closing stock price on June 30, 2012.

NOTE 8—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2012		2011
	Declared	Paid	Declared	Paid
Common shares	$1.380	$1.380	$1.340	$1.340
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677

On May 8, 2012, we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended June 30, 2012, we issued 161,324 common shares at a weighted average price per share of $101.23 for net cash proceeds of $16.0 million and paid $0.2 million in commissions related to the sales of these common shares. For the six months ended June 30, 2012, we issued 382,116 common shares at a weighted average price per share of $98.54 for net cash proceeds of $37.0 million and paid $0.5 million in commissions related to the sales of these common shares.

NOTE 9—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Minimum rents
Retail and commercial	$104,455	$98,232	$207,590	$194,968
Residential (1)	6,941	5,687	13,351	11,212
Cost reimbursement	26,475	25,539	53,432	54,369
Percentage rent	1,543	1,530	3,500	2,925
Other	2,382	2,012	4,584	3,964
Total rental income	$141,796	$133,000	$282,457	$267,438
_____________________

(1)	Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, The Crest at Congressional Plaza Apartments, Santana Row and Bethesda Row.

Minimum rents include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions)
Straight-line rents	$1.5	$1.3	$2.1	$2.3
Amortization of above market leases	$(0.9)	$(0.6)	$(1.8)	$(1.2)
Amortization of below market leases	$1.2	$1.0	$2.3	$1.9

NOTE 10—DISCONTINUED OPERATIONS
Results of properties disposed or held for disposal which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
	(in millions)
Revenue from discontinued operations	$1.0	$2.0
Income from discontinued operations	$0.5	$0.9

NOTE 11—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Share-based compensation incurred
Grants of common shares	$2,216	$1,651	$4,890	$3,586
Grants of options	123	208	281	462
	2,339	1,859	5,171	4,048
Capitalized share-based compensation	(223)	(176)	(453)	(358)
Share-based compensation expense	$2,116	$1,683	$4,718	$3,690

NOTE 12—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2012 and 2011, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three and six months ended June 30, 2012. Approximately 0.1 million stock options have been excluded for the three and six months ended June 30, 2011 as they were anti-dilutive. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$33,596	$33,893	$65,858	$65,856
Less: Preferred share dividends	(135)	(135)	(271)	(271)
Less: Income from continuing operations attributable to noncontrolling interests	(993)	(1,504)	(2,129)	(2,692)
Less: Earnings allocated to unvested shares	(208)	(125)	(416)	(316)
Income from continuing operations available for common shareholders	32,260	32,129	63,042	62,577
Results from discontinued operations attributable to the Trust	—	2,368	—	2,779
Gain on sale of real estate in real estate partnership	—	—	11,860	—
Net income available for common shareholders, basic and diluted	$32,260	$34,497	$74,902	$65,356
DENOMINATOR
Weighted average common shares outstanding—basic	63,700	62,214	63,556	61,844
Effect of dilutive securities:
Stock options	180	177	176	168
Weighted average common shares outstanding—diluted	63,880	62,391	63,732	62,012
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.51	$0.51	$0.99	$1.01
Discontinued operations	—	0.04	—	0.05
Gain on sale of real estate	—	—	0.19	—
	$0.51	$0.55	$1.18	$1.06
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.51	$0.51	$0.99	$1.00
Discontinued operations	—	0.04	—	0.05
Gain on sale of real estate	—	—	0.19	—
	$0.51	$0.55	$1.18	$1.05
Income from continuing operations attributable to the Trust	$32,603	$32,389	$63,729	$63,164

NOTE 13—SUBSEQUENT EVENTS
On July 16, 2012, we repaid our $175.0 million 6.00% senior notes on the maturity date.
On July 19, 2012, we issued $250.0 million of fixed rate senior notes that mature on August 1, 2022 and bear interest at 3.00%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $244.7 million.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, and California. As of June 30, 2012, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects comprising approximately 19.2 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 94.2% leased and 93.4% occupied at June 30, 2012. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of June 30, 2012. In total, the joint venture properties in which we own a 30% interest were 88.2% leased and 87.7% occupied at June 30, 2012.
2012 Significant Equity and Debt Transactions
On May 8, 2012, we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended June 30, 2012, we issued 161,324 common shares at a weighted average price per share of $101.23 for net cash proceeds of $16.0 million and paid $0.2 million in commissions related to the sales of these common shares. For the six months ended June 30, 2012, we issued 382,116 common shares at a weighted average price per share of $98.54 for net cash proceeds of $37.0 million and paid $0.5 million in commissions related to the sales of these common shares. As of June 30, 2012, we had the capacity to issue up to $283.7 million in common shares under our ATM equity program.
On July 16, 2012, we repaid our $175.0 million 6.00% senior notes on the maturity date.
On July 19, 2012, we issued $250.0 million of fixed rate senior notes that mature on August 1, 2022 and bear interest at 3.00%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $244.7 million.
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
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $42 million and $3 million, respectively, for the six months ended June 30, 2012 and $33 million and $2 million, respectively, for the six months ended June 30, 2011. We capitalized external and internal costs related to other property improvements of $24 million and $1 million, respectively, for the six months ended June 30, 2012 and $20 million and $1 million, respectively, for the six months ended June 30, 2011. We capitalized external and internal costs related to leasing activities of $3 million and $3 million, respectively, for the six months ended June 30, 2012 and $4 million and $2 million, respectively, for the six months ended June 30, 2011. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $2 million, $1 million, and $3 million, respectively, for the six months ended June 30, 2012 and $1 million, less than $1 million, and $2 million, respectively, for the six months ended June 30, 2011.
Chief Financial Officer Transition
On July 11, 2012, we announced that James M. Taylor, a senior managing director in the real estate investment banking group of an affiliate of Wells Fargo, will succeed Andrew Blocher as our chief financial officer on August 15, 2012. Mr. Blocher will remain as our chief financial officer through August 14, 2012, and he is expected to remain an employee of the company through February 20, 2013. We believe that the addition of Mr. Taylor to our executive ranks will enhance our ability to source and evaluate corporate business development and strategic opportunities. For more information about Mr. Taylor's appointment and Mr. Blocher's change of job responsibilities, see our Current Report on Form 8-K filed with the SEC on July 11, 2012.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property development and redevelopments,

•	growth in our same-center portfolio, and

•	expansion of our portfolio through property acquisitions.
Our properties are predominately located in densely populated, affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2012, we expect to have redevelopment projects stabilizing with projected costs of approximately $55 million.
Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at June 30, 2012 is approximately $158 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. In December 2011, we entered into agreements with AvalonBay Communities ("AvalonBay") for a portion of the first phase of residential and retail development at Assembly Row which will include 575 residential units (by AvalonBay) and approximately 323,000 square feet of retail space.  The Massachusetts Bay Transit Authority (MBTA) will also construct the new orange line T-Stop at the property.   Construction commenced during first quarter 2012 and we expect the first phase to be stabilized in 2015. We will also continue our infrastructure work during 2012. We expect to invest between $25 million and $35 million in 2012, net of expected public funding.
We continue our predevelopment work related to the long-term redevelopment of Mid-Pike Plaza in Rockville, Maryland, which will be renamed Pike & Rose, a long-term, multi-phased, mixed-use project.  The property currently has zoning entitlements to build 1.7 million square feet of commercial-use buildings and 1,583 residential units. Phase I of Pike & Rose involves demolition of roughly 25% of the existing gross leasable area at Mid-Pike Plaza (which was completed during the second quarter 2012) and construction of 493 residential units, 151,000 square feet of retail space and 79,000 square of office space. Construction of Phase I will commence in the third quarter 2012 with stabilization in 2015/2016.  We expect to invest between $45 million and $55 million in 2012.
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

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our retail spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past two years.  While we have seen improvements over much of our portfolio, we continue to see some tenants being negatively impacted by the economic environment and some filing for bankruptcy, though at a lower rate than in previous years.  We believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, however, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations.  We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy and rental rates to be a driver of our same-center growth over the long term as we are able to re-lease vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At June 30, 2012, no single tenant accounted for more than 2.5% of annualized base rent.
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
At June 30, 2012, the leasable square feet in our properties was 93.4% occupied and 94.2% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the second quarter 2012, we signed leases for a total of 369,000 square feet of retail space including 356,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis and 21% on a straight-line basis. New leases for comparable spaces were signed for 195,000 square feet at an average rental increase of 15% on a cash basis and 24% on a straight-line basis. Renewals for comparable spaces were signed for 161,000 square feet at an average rental increase of 7% on a cash basis and 18% on a straight-line basis.
For the six months ended June 30, 2012, we signed leases for a total of 948,000 square feet of retail space including 817,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 14% on a cash basis and 23% on a straight-line basis. New leases for comparable spaces were signed for 419,000 square feet at an average rental increase of 23% on a cash basis and 32% on a straight-line basis. Renewals for comparable spaces were signed for 398,000 square feet at an average rental increase of 5% on a cash basis and 14% on a straight-line basis.
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
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the three and six months ended June 30, 2012, all or a portion of 79 and 78 properties, respectively, were considered same-center and for both periods, seven properties were considered redevelopment or expansion. For the six months ended June 30, 2012, three properties were removed from same-center and one property was added to same-center compared to the designations as of December 31, 2011.  For the three months ended June 30, 2012, one additional property was moved from acquisitions to same-center designation. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant development or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2012 AND 2011

			Change
	2012	2011	Dollars	%
	(Dollar amounts in thousands)
Rental income	$141,796	$133,000	$8,796	6.6%
Other property income	4,478	2,146	2,332	108.7%
Mortgage interest income	1,286	1,134	152	13.4%
Total property revenue	147,560	136,280	11,280	8.3%
Rental expenses	26,906	25,133	1,773	7.1%
Real estate taxes	16,537	15,547	990	6.4%
Total property expenses	43,443	40,680	2,763	6.8%
Property operating income	104,117	95,600	8,517	8.9%
Other interest income	112	20	92	460.0%
Income from real estate partnerships	438	444	(6)	(1.4)%
Interest expense	(28,733)	(23,905)	(4,828)	20.2%
General and administrative expense	(7,139)	(6,395)	(744)	11.6%
Depreciation and amortization	(35,199)	(31,871)	(3,328)	10.4%
Total other, net	(70,521)	(61,707)	(8,814)	14.3%
Income from continuing operations	33,596	33,893	(297)	(0.9)%
Discontinued operations - income	—	509	(509)	(100.0)%
Discontinued operations - gain on deconsolidation of VIE	—	2,026	(2,026)	(100.0)%
Discontinued operations - gain on sale of real estate	—	43	(43)	(100.0)%
Net income	33,596	36,471	(2,875)	(7.9)%
Net income attributable to noncontrolling interests	(993)	(1,714)	721	(42.1)%
Net income attributable to the Trust	$32,603	$34,757	$(2,154)	(6.2)%

Property Revenues
Total property revenue increased $11.3 million, or 8.3%, to $147.6 million in the three months ended June 30, 2012 compared to $136.3 million in the three months ended June 30, 2011. The percentage occupied at our shopping centers increased to 93.4% at June 30, 2012 compared to 92.7% at June 30, 2011. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $8.8 million, or 6.6%, to $141.8 million in the three months ended June 30, 2012 compared to $133.0 million in the three months ended June 30, 2011 due primarily to the following:

•	an increase of $6.7 million attributable to properties acquired in 2011,

•	an increase of $1.2 million at same-center properties due primarily to increased occupancy and higher rental rates on new and renewal leases, and

•
an increase of $0.7 million at redevelopment properties due primarily to increased occupancy at certain properties mainly our new residential building at Santana Row and higher rental rates on new leases partially offset by lower income from Mid-Pike Plaza as the property is prepared for the development of Pike & Rose.

Other Property Income
Other property income increased $2.3 million, or 108.7%, to $4.5 million in the three months ended June 30, 2012 compared to $2.1 million in the three months ended June 30, 2011. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at same-center properties.
Property Expenses
Total property expenses increased $2.8 million, or 6.8%, to $43.4 million in the three months ended June 30, 2012 compared to $40.7 million in the three months ended June 30, 2011. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $1.8 million, or 7.1%, to $26.9 million in the three months ended June 30, 2012 compared to $25.1 million in the three months ended June 30, 2011. This increase is primarily due to the following:

•	an increase of $0.7 million related to properties acquired in 2011 and

•	an increase of $0.7 million in repairs and maintenance at same-center and redevelopment properties.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.4% in the three months ended June 30, 2012 from 18.6% in the three months ended June 30, 2011.
Real Estate Taxes
Real estate tax expense increased $1.0 million, or 6.4% to $16.5 million in the three months ended June 30, 2012 compared to $15.5 million in the three months ended June 30, 2011 due primarily to $0.8 million from properties acquired in 2011.
Property Operating Income
Property operating income increased $8.5 million, or 8.9%, to $104.1 million in the three months ended June 30, 2012 compared to $95.6 million in the three months ended June 30, 2011. This increase is primarily due to properties acquired in 2011 and growth in earnings at same-center and redevelopment properties.
Other
Interest Expense
Interest expense increased $4.8 million, or 20.2%, to $28.7 million in the three months ended June 30, 2012 compared to $23.9 million in the three months ended June 30, 2011. This increase is due primarily to the following:

•	an increase of $3.2 million due to mortgage loans secured by Plaza El Segundo and Montrose Crossing both of which were acquired in 2011,

•	an increase of $1.7 million due to a higher overall weighted average borrowing rate, and

•	an increase of $0.6 million due to higher borrowings
partially offset by

•	an increase of $0.7 million in capitalized interest.
Gross interest costs were $31.3 million and $25.8 million in the three months ended June 30, 2012 and 2011, respectively. Capitalized interest was $2.5 million and $1.9 million in the three months ended June 30, 2012 and 2011, respectively.
General and Administrative Expense
General and administrative expense increased $0.7 million, or 11.6%, to $7.1 million in in the three months ended June 30, 2012 from $6.4 million in the three months ended June 30, 2011. This increase is due primarily to higher personnel related costs partially offset by lower acquisition costs resulting from a lower volume of potential acquisitions.
Depreciation and Amortization
Depreciation and amortization expense increased $3.3 million, or 10.4%, to $35.2 million in the three months ended June 30, 2012 from $31.9 million in the three months ended June 30, 2011. This increase is due primarily to 2011 acquisitions, and capital improvements at redevelopment and same-center properties.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed,

which is required to be reported separately from results of ongoing operations. The reported operating income of $0.5 million for the three months ended June 30, 2011 primarily represents the operating income for the period during which we owned properties sold/disposed of in 2011.
Discontinued Operations— Gain on Deconsolidation of VIE
The $2.0 million gain on deconsolidation of VIE for the three months ended June 30, 2011 is a result of the refinancing of a mortgage note receivable on a shopping center in Norwalk, Connecticut, resulting in us no longer being the primary beneficiary of the VIE.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2012 AND 2011

			Change
	2012	2011	Dollars	%
	(Dollar amounts in thousands)
Rental income	$282,457	$267,438	$15,019	5.6%
Other property income	8,840	4,236	4,604	108.7%
Mortgage interest income	2,552	2,255	297	13.2%
Total property revenue	293,849	273,929	19,920	7.3%
Rental expenses	53,016	54,535	(1,519)	(2.8)%
Real estate taxes	32,594	30,954	1,640	5.3%
Total property expenses	85,610	85,489	121	0.1%
Property operating income	208,239	188,440	19,799	10.5%
Other interest income	319	35	284	811.4%
Income from real estate partnerships	739	767	(28)	(3.7)%
Interest expense	(57,526)	(48,949)	(8,577)	17.5%
Early extinguishment of debt	—	296	(296)	(100.0)%
General and administrative expense	(14,143)	(12,446)	(1,697)	13.6%
Depreciation and amortization	(71,770)	(62,287)	(9,483)	15.2%
Total other, net	(142,381)	(122,584)	(19,797)	16.1%
Income from continuing operations	65,858	65,856	2	—%
Discontinued operations - income	—	930	(930)	(100.0)%
Discontinued operations - gain on deconsolidation of VIE	—	2,026	(2,026)	(100.0)%
Discontinued operations - gain on sale of real estate	—	43	(43)	(100.0)%
Gain on sale of real estate in real estate partnership	11,860	—	11,860	100.0%
Net income	77,718	68,855	8,863	12.9%
Net income attributable to noncontrolling interests	(2,129)	(2,912)	783	(26.9)%
Net income attributable to the Trust	$75,589	$65,943	$9,646	14.6%

Property Revenues
Total property revenue increased $19.9 million, or 7.3%, to $293.8 million in the six months ended June 30, 2012 compared to $273.9 million in the six months ended June 30, 2011. The percentage occupied at our shopping centers increased to 93.4% at June 30, 2012 compared to 92.7% at June 30, 2011. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $15.0 million, or 5.6%, to $282.5 million in the six months ended June 30, 2012 compared to $267.4 million in the six months ended June 30, 2011 due primarily to the following:

•	an increase of $13.8 million attributable to properties acquired in 2011, and

•	an increase of $1.5 million at redevelopment properties due primarily to increased occupancy at certain properties mainly our new residential building at Santana Row and higher rental rates on new leases, partially offset by

•
a decrease of $0.9 million at same-center properties due primarily to lower recovery income as a result of lower recoverable expenses (primarily snow removal costs) partially offset by increased occupancy and higher rental rates on new and renewal leases.

Other Property Income
Other property income increased $4.6 million, or 108.7%, to $8.8 million in the six months ended June 30, 2012 compared to $4.2 million in the six months ended June 30, 2011. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at same-center properties.
Property Expenses
Total property expenses increased $0.1 million, or 0.1%, to $85.6 million in the six months ended June 30, 2012 compared to $85.5 million in the six months ended June 30, 2011. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $1.5 million, or 2.8%, to $53.0 million in the six months ended June 30, 2012 compared to $54.5 million in the six months ended June 30, 2011. This decrease is primarily due to the following:

•	a decrease of $3.5 million in repairs and maintenance at same-center properties primarily due to lower snow removal costs partially offset by

•	an increase of $1.4 million related to properties acquired in 2011, and

•	an increase of $0.6 million in other operating costs due primarily to demolition costs.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.2% in the six months ended June 30, 2012 from 20.1% in the six months ended June 30, 2011.
Real Estate Taxes
Real estate tax expense increased $1.6 million, or 5.3% to $32.6 million in the six months ended June 30, 2012 compared to $31.0 million in the six months ended June 30, 2011 due primarily to an increase in taxes of $1.8 million at properties acquired in 2011 partially offset by tax refunds at certain same-center properties.
Property Operating Income
Property operating income increased $19.8 million, or 10.5%, to $208.2 million in the six months ended June 30, 2012 compared to $188.4 million in the six months ended June 30, 2011. This increase is primarily due to properties acquired in 2011 and growth in earnings at same-center and redevelopment properties.
Other
Interest Expense
Interest expense increased $8.6 million, or 17.5%, to $57.5 million in the six months ended June 30, 2012 compared to $48.9 million in the six months ended June 30, 2011. This increase is due primarily to the following:

•	an increase of $6.5 million due to mortgage loans secured by Plaza El Segundo and Montrose Crossing both of which were acquired in 2011,

•	an increase of $2.6 million due to a higher overall weighted average borrowing rate, and

•	an increase of $0.8 million due to higher borrowings
partially offset by

•	an increase of $1.4 million in capitalized interest.

Gross interest costs were $62.5 million and $52.6 million in the six months ended June 30, 2012 and 2011, respectively. Capitalized interest was $5.0 million and $3.6 million in the six months ended June 30, 2012 and 2011, respectively.
Early Extinguishment of Debt
The $0.3 million of income from early extinguishment of debt in the six months ended June 30, 2011 is due to the write-off of unamortized debt premium net of a 3.0% prepayment premium and unamortized debt fees related to the payoff of our mortgage loan on Tower Shops prior to its contractual prepayment date.
General and Administrative Expense
General and administrative expense increased $1.7 million, or 13.6%, to $14.1 million in the six months ended June 30, 2012 from $12.4 million in the six months ended June 30, 2011. This increase is due primarily to higher personnel related costs partially offset by lower acquisition costs resulting from a lower volume of potential acquisitions.
Depreciation and Amortization
Depreciation and amortization expense increased $9.5 million, or 15.2%, to $71.8 million in the six months ended June 30, 2012 from $62.3 million in the six months ended June 30, 2011. This increase is due primarily to 2011 acquisitions, accelerated depreciation due to the change in use of certain redevelopment buildings and capital improvements at same-center and redevelopment properties.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.9 million for the six months ended June 30, 2011 primarily represents the operating income for the period during which we owned properties sold/disposed of in 2011.
Discontinued Operations— Gain on Deconsolidation of VIE
The $2.0 million gain on deconsolidation of VIE for the six months ended June 30, 2011 is a result of the refinancing of a mortgage note receivable on a shopping center in Norwalk, Connecticut, resulting in us no longer being the primary beneficiary of the VIE.
Gain on Sale of Real Estate in Real Estate Partnership
The $11.9 million gain on sale of real estate in real estate partnership in the six months ended June 30, 2012 is due to the sale of our Newbury Street Partnership's entire portfolio of three buildings on October 31, 2011. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Therefore, we recognized the gain on sale of $11.9 million in the six months ended June 30, 2012.
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
Cash and cash equivalents increased $15.0 million to $82.8 million at June 30, 2012; however, cash and cash equivalents are not the only indicator of our liquidity. We have a $400.0 million unsecured revolving credit facility which matures on July 6, 2015 and had no borrowings during the six months ended June 30, 2012. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $800.0 million. Our $275.0 million unsecured term loan which matures on November 21, 2018 also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of June 30, 2012, we had the capacity to issue up to $283.7 million in common shares under our ATM equity program.
On July 16, 2012, we repaid our $175.0 million 6.00% senior notes and have $10.0 million of debt maturing for the remainder of 2012. On July 19, 2012, we issued $250.0 million of fixed rate senior notes that mature on August 1, 2022 and bear interest at 3.00%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $244.7 million. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
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
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Cash provided by operating activities	$149,895	$118,698
Cash used in investing activities	(73,348)	(76,760)
Cash used in financing activities	(61,579)	(37,887)
Increase in cash and cash equivalents	14,968	4,051
Cash and cash equivalents, beginning of year	67,806	15,797
Cash and cash equivalents, end of period	$82,774	$19,848

Net cash provided by operating activities increased $31.2 million to $149.9 million during the six months ended June 30, 2012 from $118.7 million during the six months ended June 30, 2011. The increase was primarily attributable to the payment in 2011 of the $16.2 million final judgment related to a previously disclosed lawsuit and higher net income before certain non-cash items in 2012.
Net cash used in investing activities decreased $3.4 million to $73.3 million during the six months ended June 30, 2012 from $76.8 million during the six months ended June 30, 2011. The decrease was primarily attributable to:

•	$19.2 million decrease in acquisitions of real estate due to the January 2011 Tower Shops acquisition and no acquisitions in 2012, and

•	$6.9 million in contributions to the Newbury Street Partnership in 2011, partially offset by

•	$13.1 million increase in capital investments in 2012, and

•	$8.7 million payment received in June 2011 related to the refinancing of a mortgage loan receivable.
Net cash used in financing activities increased $23.7 million to $61.6 million during the six months ended June 30, 2012 from $37.9 million during the six months ended June 30, 2011. The increase was primarily attributable to:

•	$112.0 million decrease in net borrowings on our revolving credit facility,

•
$56.2 million decrease in net proceeds from the issuance of common shares due primarily to the sale of 1.1 million shares under our ATM equity program in the six months ended June 30, 2011 compared to 0.4 million in the six months ended June 30, 2012, and

•	$5.1 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.
partially offset by

•	$75.0 million repayment of 4.50% senior notes in February 2011,

•
$72.8 million decrease in repayment of mortgages, capital leases and notes payable due to the payoff of three mortgages totaling $78.4 million in 2011 compared to one mortgage of $6.9 million in 2012, and

•	$5.4 million issuance of notes payable in June 2012.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of June 30, 2012, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At June 30, 2012, our investment in the Partnership was $34.1 million and the Partnership had approximately $57.3 million of mortgages payable outstanding.

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

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2012:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2012	Stated Interest Rate as of June 30, 2012	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Bethesda Row	Acquired	$19,993	5.37%	January 1, 2013
Bethesda Row	Acquired	3,939	5.05%	February 1, 2013
White Marsh Plaza (2)	Acquired	9,129	6.04%	April 1, 2013
Crow Canyon	Acquired	19,721	5.40%	August 11, 2013
Idylwood Plaza	16,910	16,134	7.50%	June 5, 2014
Leesburg Plaza	29,423	28,074	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	36,303	7.50%	June 5, 2014
Pentagon Row	54,619	52,114	7.50%	June 5, 2014
Melville Mall (3)	Acquired	21,936	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	55,978	5.46%	January 1, 2015
Barracks Road	44,300	38,542	7.95%	November 1, 2015
Hauppauge	16,700	14,529	7.95%	November 1, 2015
Lawrence Park	31,400	27,319	7.95%	November 1, 2015
Wildwood	27,600	24,013	7.95%	November 1, 2015
Wynnewood	32,000	27,841	7.95%	November 1, 2015
Brick Plaza	33,000	28,401	7.42%	November 1, 2015
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
Rollingwood Apartments	24,050	23,066	5.54%	May 1, 2019
Shoppers’ World	Acquired	5,366	5.91%	January 31, 2021
Montrose Crossing	80,000	79,440	4.20%	January 10, 2022
Mount Vernon (4)	13,250	10,355	5.66%	April 15, 2028
Chelsea	Acquired	7,541	5.36%	January 15, 2031
Subtotal		724,734
Net unamortized premium		9,263
Total mortgages payable		733,997
Notes payable
Unsecured fixed rate
Various (5)	18,574	15,689	5.58%	Various through 2027
Term loan (6)	275,000	275,000	LIBOR + 1.45%	November 21, 2018
Unsecured variable rate
Revolving credit facility (7)	400,000	—	LIBOR + 1.15%	July 6, 2015
Escondido (municipal bonds) (8)	9,400	9,400	0.20%	October 1, 2016
Total notes payable		300,089
Senior notes and debentures
Unsecured fixed rate
6.00% notes (9)	175,000	175,000	6.00%	July 15, 2012
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,004,200
Net unamortized premium		332
Total senior notes and debentures		1,004,532
Capital lease obligations
Various		71,703	Various	Various through 2106
Total debt and capital lease obligations		$2,110,321

_____________________

1)	Mortgages payable do not include our 30% share ($17.2 million) of the $57.3 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

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

4)	The lender has the option to call the loan on April 15, 2013 or any time thereafter, however, we can prepay the loan at any time after October 14, 2012 at par.

5)	The interest rate of 5.58% represents the weighted average interest rate for ten unsecured fixed rate notes payable. These notes mature from November 1, 2012 to June 27, 2027.

6)	We entered into two interest rate swap agreements that effectively fix the rate on the term loan at 3.17%.

7)	No amount was drawn under our revolving credit facility during the six months ended June 30, 2012.

8)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

9)	These notes were repaid on their maturity date.
Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2012, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2012:

	Unsecured		Secured		Capital Lease	Total
	(In thousands)
2012	$185,173		$5,755		$13	$190,941
2013	135,215		73,521	(1)	22	208,758
2014	150,203		157,838		25	308,066
2015	223	(2)	204,936		27	205,186
2016	134,646		2,521		30	137,197
Thereafter	698,829		280,163		71,586	1,050,578
	$1,304,289		$724,734		$71,703	$2,100,726	(3)
_____________________

1)
Includes the repayment of the outstanding mortgage payable balance on Mount Vernon. The lender has the option to call the loan on April 15, 2013 or any time thereafter, however, we can prepay the loan at any time after October 14, 2012 at par.

2)	Our $400.0 million revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option. As of June 30, 2012, there was $0 drawn under this credit facility.

3)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of June 30, 2012.

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
In November 2011, we entered into two interest rate swap agreements that effectively fixed the rate on the term loan at 3.17%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of June 30, 2012, and we do not anticipate it will have a significant effect in the future.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income	$33,596	$36,471	$77,718	$68,855
Net income attributable to noncontrolling interests	(993)	(1,714)	(2,129)	(2,912)
Gain on sale of real estate	—	(43)	—	(43)
Gain on sale of real estate in real estate partnership	—	—	(11,860)	—
Gain on deconsolidation of VIE	—	(2,026)	—	(2,026)
Depreciation and amortization of real estate assets	31,357	28,463	63,772	56,052
Amortization of initial direct costs of leases	2,670	2,813	5,606	5,053
Depreciation of joint venture real estate assets	375	431	756	858
Funds from operations	67,005	64,395	133,863	125,837
Dividends on preferred shares	(135)	(135)	(271)	(271)
Income attributable to operating partnership units	224	241	471	484
Income attributable to unvested shares	(316)	(228)	(631)	(508)
Funds from operations available for common shareholders	$66,778	$64,273	$133,432	$125,542
Weighted average number of common shares, diluted (1)	64,204	62,752	64,074	62,373
Funds from operations available for common shareholders, per diluted share	$1.04	$1.02	$2.08	$2.01
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of June 30, 2012, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.17%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2012, we had $2.1 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements, and $71.7 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2012 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $63.8 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2012 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $67.8 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At June 30, 2012, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of June 30, 2012. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interests of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. On April 3, 2012, we redeemed 2,000 operating partnership units for cash.

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

FEDERAL REALTY INVESTMENT TRUST

August 1, 2012	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

August 1, 2012	/s/ Andrew P. Blocher
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

4.4
Indenture dated September 1, 1998 related to the Trust’s 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; 5.95% Notes due 2014 and the 5.90% Notes due 2020 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

4.5
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

EXHIBIT INDEX

Exhibit No.	Description
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.