Form 10-Q
period 2012-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2012-11-01
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on October 29, 2012 was 64,625,539.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2011, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $263,664 and $263,570 of consolidated variable interest entities, respectively)	$4,276,146	$4,232,608
Construction-in-progress	264,982	193,836
	4,541,128	4,426,444
Less accumulated depreciation and amortization (including $10,253 and $4,991 of consolidated variable interest entities, respectively)	(1,195,336)	(1,127,588)
Net real estate	3,345,792	3,298,856
Cash and cash equivalents	147,680	67,806
Accounts and notes receivable, net	82,152	75,921
Mortgage notes receivable, net	55,661	55,967
Investment in real estate partnership	33,871	34,352
Prepaid expenses and other assets	127,592	121,492
Debt issuance costs, net of accumulated amortization of $10,052 and $9,098, respectively	11,591	11,816
TOTAL ASSETS	$3,804,339	$3,666,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $205,907 and $207,683 of consolidated variable interest entities, respectively)	$730,643	$747,523
Capital lease obligations	71,698	63,093
Notes payable	299,618	295,159
Senior notes and debentures	1,076,456	1,004,635
Accounts payable and accrued expenses	121,233	104,660
Dividends payable	47,556	44,229
Security deposits payable	13,009	12,221
Other liabilities and deferred credits	50,353	68,761
Total liabilities	2,410,566	2,340,281
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	81,851	85,325
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 64,620,923 and 63,544,150 shares issued and outstanding, respectively	647	636
Additional paid-in capital	1,867,494	1,764,940
Accumulated dividends in excess of net income	(577,214)	(555,541)
Accumulated other comprehensive loss	(13,227)	(3,940)
Total shareholders’ equity of the Trust	1,287,697	1,216,092
Noncontrolling interests	24,225	24,512
Total shareholders’ equity	1,311,922	1,240,604
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,804,339	$3,666,210

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
REVENUE
Rental income	$147,515	$134,014	$429,972	$401,452
Other property income	9,008	2,341	17,848	6,577
Mortgage interest income	1,282	1,309	3,834	3,564
Total revenue	157,805	137,664	451,654	411,593
EXPENSES
Rental expenses	29,679	26,595	82,695	81,130
Real estate taxes	17,320	15,047	49,914	46,001
General and administrative	8,751	7,197	22,894	19,643
Depreciation and amortization	34,932	32,068	106,702	94,355
Total operating expenses	90,682	80,907	262,205	241,129
OPERATING INCOME	67,123	56,757	189,449	170,464
Other interest income	261	136	580	171
Interest expense	(28,218)	(23,795)	(85,744)	(72,744)
Early extinguishment of debt	—	—	—	296
Income from real estate partnerships	490	434	1,229	1,201
INCOME FROM CONTINUING OPERATIONS	39,656	33,532	105,514	99,388
DISCONTINUED OPERATIONS
Discontinued operations - income	—	13	—	943
Discontinued operations - gain on deconsolidation of VIE	—	—	—	2,026
Discontinued operations - gain on sale of real estate	—	14,757	—	14,800
Results from discontinued operations	—	14,770	—	17,769
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	39,656	48,302	105,514	117,157
Gain on sale of real estate in real estate partnership	—	—	11,860	—
NET INCOME	39,656	48,302	117,374	117,157
Net income attributable to noncontrolling interests	(1,012)	(1,249)	(3,141)	(4,161)
NET INCOME ATTRIBUTABLE TO THE TRUST	38,644	47,053	114,233	112,996
Dividends on preferred shares	(136)	(136)	(406)	(406)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$38,508	$46,917	$113,827	$112,590
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.60	$0.51	$1.59	$1.52
Discontinued operations	—	0.23	—	0.28
Gain on sale of real estate	—	—	0.19	—
	$0.60	$0.74	$1.78	$1.80
Weighted average number of common shares, basic	64,014	62,818	63,711	62,172
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.60	$0.51	$1.58	$1.52
Discontinued operations	—	0.23	—	0.28
Gain on sale of real estate	—	—	0.19	—
	$0.60	$0.74	$1.77	$1.80
Weighted average number of common shares, diluted	64,202	62,990	63,891	62,341

COMPREHENSIVE INCOME (Note 2)	$36,804	$48,302	$108,087	$117,157

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST (Note 2)	$35,792	$47,053	$104,946	$112,996

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2012
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2011	399,896	$9,997	63,544,150	$636	$1,764,940	$(555,541)	$(3,940)	$24,512	$1,240,604
Net income, excluding $1,882 attributable to redeemable noncontrolling interests	—	—	—	—	—	114,233	—	1,259	115,492
Other comprehensive loss	—	—	—	—	—	—	(9,287)	—	(9,287)
Dividends declared to common shareholders	—	—	—	—	—	(135,500)	—	—	(135,500)
Dividends declared to preferred shareholders	—	—	—	—	—	(406)	—	—	(406)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,516)	(1,516)
Common shares issued	—	—	871,629	9	88,939	—	—	—	88,948
Exercise of stock options	—	—	75,918	1	4,248	—	—	—	4,249
Shares issued under dividend reinvestment plan	—	—	17,579	—	1,688	—	—	—	1,688
Share-based compensation expense, net	—	—	111,647	1	8,001	—	—	—	8,002
Conversion and redemption of OP units	—	—	—	—	(322)	—	—	(135)	(457)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	105	105
BALANCE AT SEPTEMBER 30, 2012	399,896	$9,997	64,620,923	$647	$1,867,494	$(577,214)	$(13,227)	$24,225	$1,311,922

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
OPERATING ACTIVITIES
Net income	$117,374	$117,157
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	106,702	94,715
Gain on sale of real estate in real estate partnership	(11,860)	—
Gain on sale of real estate	—	(14,800)
Gain on deconsolidation of VIE	—	(2,026)
Early extinguishment of debt	—	(296)
Income from real estate partnerships	(1,229)	(1,201)
Other, net	4,236	2,702
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(2,419)	(6,143)
(Increase) decrease in prepaid expenses and other assets	(7,393)	1,986
Increase (decrease) in accounts payable and accrued expenses	5,217	(17,532)
Decrease in security deposits and other liabilities	(1,473)	(1,611)
Net cash provided by operating activities	209,155	172,951
INVESTING ACTIVITIES
Acquisition of real estate	(8,927)	(26,304)
Capital expenditures - development and redevelopment	(92,316)	(57,026)
Capital expenditures - other	(33,700)	(32,316)
Proceeds from sale of real estate	—	20,669
Investment in real estate partnerships	—	(6,947)
Distribution from real estate partnership in excess of earnings	420	442
Leasing costs	(9,003)	(9,130)
Repayment of mortgage and other notes receivable, net	91	9,299
Net cash used in investing activities	(143,435)	(101,313)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	—	76,841
Issuance of senior notes, net of costs	244,807	—
Retirement of senior notes/debentures	(175,000)	(75,000)
Issuance of mortgages, capital leases and notes payable, net of costs	5,399	—
Repayment of mortgages, capital leases and notes payable	(16,312)	(88,955)
Issuance of common shares	95,063	153,793
Dividends paid to common and preferred shareholders	(132,567)	(125,306)
Distributions to and redemptions of noncontrolling interests	(7,236)	(6,738)
Net cash provided by (used in) financing activities	14,154	(65,365)
Increase in cash and cash equivalents	79,874	6,273
Cash and cash equivalents at beginning of year	67,806	15,797
Cash and cash equivalents at end of period	$147,680	$22,070

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, and California. As of September 30, 2012, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects.
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
Comprehensive Income
In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. We adopted the standards effective January 1, 2012 and modified the presentation in our consolidated financial statements accordingly. Other comprehensive loss in our financial statements relates to the change in valuation on our interest rate swap agreements as further discussed in Note 6.

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$39,656	$48,302	$117,374	$117,157
Other comprehensive loss	(2,852)	—	(9,287)	—
Comprehensive income	36,804	48,302	108,087	117,157
Net income attributable to noncontrolling interests	(1,012)	(1,249)	(3,141)	(4,161)
Comprehensive income attributable to the Trust	$35,792	$47,053	$104,946	$112,996

Other Recently Adopted Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. We adopted the standard effective January 1, 2012 and it did not have a significant impact to our consolidated financial statements.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$93,213	$78,560
Interest capitalized	(7,469)	(5,816)
Interest expense	$85,744	$72,744
Cash paid for interest, net of amounts capitalized	$89,959	$76,520
Cash (refunded) paid for income taxes	$(1,144)	$690
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loan assumed with acquisition	$—	$42,938
Deconsolidation of VIE	$—	$18,311
Capital lease obligation	$—	$4,556

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
In July and September 2012, we acquired three residential apartment buildings with 47 units located adjacent to Santana Row for $9.0 million. These properties provide potential future redevelopment opportunities for Santana Row.

NOTE 4—REAL ESTATE PARTNERSHIPS
Federal/Lion Venture LP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2012, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.
The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
OPERATING RESULTS
Revenue	$4,772	$4,743	$14,070	$14,387
Expenses
Other operating expenses	1,242	1,276	3,809	4,260
Depreciation and amortization	1,372	1,296	4,123	3,864
Interest expense	844	846	2,533	2,542
Total expenses	3,458	3,418	10,465	10,666
Net income	$1,314	$1,325	$3,605	$3,721
Our share of net income from real estate partnership	$490	$452	$1,286	$1,253

	September 30,	December 31,
	2012	2011
	(In thousands)
BALANCE SHEETS
Real estate, net	$175,369	$178,693
Cash	4,320	3,035
Other assets	5,391	6,116
Total assets	$185,080	$187,844
Mortgages payable	$57,212	$57,376
Other liabilities	4,303	5,391
Partners’ capital	123,565	125,077
Total liabilities and partners’ capital	$185,080	$187,844
Our share of unconsolidated debt	$17,164	$17,213
Our investment in real estate partnership	$33,871	$34,352

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
On July 19, 2012, we issued $250.0 million of fixed rate senior notes that mature on August 1, 2022 and bear interest at 3.00%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $244.8 million.
During the three and nine months ended September 30, 2012, the maximum amount of borrowing outstanding under our $400.0 million revolving credit facility was $186.0 million for both periods, the weighted average borrowings outstanding was $6.1 million and $2.0 million, respectively, and the weighted average interest rate before amortization of debt fees was 1.42% for both periods. At September 30, 2012, there was no balance outstanding. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2012, we were in compliance with all loan covenants.

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

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,030,261	$1,071,901	$1,042,682	$1,099,273
Senior notes and debentures	$1,076,456	$1,204,598	$1,004,635	$1,085,309

As of September 30, 2012, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018, and effectively fix the rate of the term loan at 3.17%. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $4.2 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of September 30, 2012, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2012 was a liability of $13.2 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. The change in valuation on our interest rate swaps was $2.9 million and $9.3 million (including $1.1 million and $3.1 million , respectively, reclassified from other comprehensive loss to earnings) for the three and nine months ended September 30, 2012 and is included in "accumulated other comprehensive loss".

A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$13,227	$—	$13,227	$—	$3,940	$—	$3,940

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 324,140 operating partnership units are outstanding which have a total fair value of $34.1 million, based on our closing stock price on September 30, 2012.

NOTE 8—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2012		2011
	Declared	Paid	Declared	Paid
Common shares	$2.110	$2.070	$2.030	$2.010
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016

On May 8, 2012, we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2012, we issued 491,094 common shares at a weighted average price per share of $107.43 for net cash proceeds of $52.1 million and paid $0.7 million in commissions related to the sales of these common shares. For the nine months ended September 30, 2012, we issued 873,210 common shares at a weighted average price per share of $103.54 for net cash proceeds of $89.1 million and paid $1.2 million in commissions related to the sales of these common shares.

NOTE 9—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Minimum rents
Retail and commercial	$106,344	$98,654	$313,934	$293,622
Residential (1)	7,116	5,746	20,467	16,958
Cost reimbursement	29,171	25,714	82,603	80,083
Percentage rent	1,667	1,673	5,167	4,598
Other	3,217	2,227	7,801	6,191
Total rental income	$147,515	$134,014	$429,972	$401,452
_____________________

(1)	Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, The Crest at Congressional Plaza Apartments, Santana Row and Bethesda Row.

Minimum rents include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)
Straight-line rents	$1.8	$1.6	$3.9	$3.9
Amortization of above market leases	$(0.8)	$(0.6)	$(2.6)	$(1.8)
Amortization of below market leases	$1.1	$0.9	$3.4	$2.8

NOTE 10—DISCONTINUED OPERATIONS
Results of properties disposed or held for disposal which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
	(in millions)
Revenue from discontinued operations	$0.2	$2.2
Income from discontinued operations	$—	$0.9

NOTE 11—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Share-based compensation incurred
Grants of common shares	$2,754	$1,847	$7,644	$5,433
Grants of options	77	210	358	672
	2,831	2,057	8,002	6,105
Capitalized share-based compensation	(230)	(167)	(683)	(525)
Share-based compensation expense	$2,601	$1,890	$7,319	$5,580

NOTE 12—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2012 and 2011, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three and nine months ended September 30, 2012. Stock options of less than 0.1 million and 0.1 million have been excluded for the three and nine months ended September 30, 2011, respectively, as they were anti-dilutive. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$39,656	$33,532	$105,514	$99,388
Less: Preferred share dividends	(136)	(136)	(406)	(406)
Less: Income from continuing operations attributable to noncontrolling interests	(1,012)	(1,249)	(3,141)	(3,941)
Less: Earnings allocated to unvested shares	(221)	(207)	(638)	(509)
Income from continuing operations available for common shareholders	38,287	31,940	101,329	94,532
Results from discontinued operations attributable to the Trust	—	14,770	—	17,549
Gain on sale of real estate in real estate partnership	—	—	11,860	—
Net income available for common shareholders, basic and diluted	$38,287	$46,710	$113,189	$112,081
DENOMINATOR
Weighted average common shares outstanding—basic	64,014	62,818	63,711	62,172
Effect of dilutive securities:
Stock options	188	172	180	169
Weighted average common shares outstanding—diluted	64,202	62,990	63,891	62,341
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.60	$0.51	$1.59	$1.52
Discontinued operations	—	0.23	—	0.28
Gain on sale of real estate	—	—	0.19	—
	$0.60	$0.74	$1.78	$1.80
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.60	$0.51	$1.58	$1.52
Discontinued operations	—	0.23	—	0.28
Gain on sale of real estate	—	—	0.19	—
	$0.60	$0.74	$1.77	$1.80
Income from continuing operations attributable to the Trust	$38,644	$32,283	$102,373	$95,447

NOTE 13—SUBSEQUENT EVENT
On October 22, 2012, we repaid the mortgage loan on Mount Vernon prior to its original maturity date at par for $10.2 million. This loan had an original maturity date of April 15, 2028; however, the loan was prepayable at any time after October 14, 2012.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, and California. As of September 30, 2012, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects comprising approximately 19.1 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 95.1% leased and 94.2% occupied at September 30, 2012. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of September 30, 2012. In total, the joint venture properties in which we own a 30% interest were 88.5% leased and 88.3% occupied at September 30, 2012.
2012 Significant Equity and Debt Transactions
On May 8, 2012, we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2012, we issued 491,094 common shares at a weighted average price per share of $107.43 for net cash proceeds of $52.1 million and paid $0.7 million in commissions related to the sales of these common shares. For the nine months ended September 30, 2012, we issued 873,210 common shares at a weighted average price per share of $103.54 for net cash proceeds of $89.1 million and paid $1.2 million in commissions related to the sales of these common shares. As of September 30, 2012, we had the capacity to issue up to $230.9 million in common shares under our ATM equity program.
On July 16, 2012, we repaid our $175.0 million 6.00% senior notes on the maturity date.
On July 19, 2012, we issued $250.0 million of fixed rate senior notes that mature on August 1, 2022 and bear interest at 3.00%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $244.8 million.
On October 22, 2012, we repaid the mortgage loan on Mount Vernon prior to its original maturity date at par for $10.2 million. This loan had an original maturity date of April 15, 2028; however, the loan was prepayable at any time after October 14, 2012.
Final Purchase Price Allocation of 2011 Property Acquisitions and 2012 Property Acquisitions

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
In July and September 2012, we acquired three residential apartment buildings with 47 units located adjacent to Santana Row for $9.0 million. These properties provide potential future redevelopment opportunities for Santana Row.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $93 million and $3 million, respectively, for the nine months ended September 30, 2012 and $60 million and $3 million, respectively, for the nine months ended September 30, 2011. We capitalized external and internal costs related to other property improvements of $33 million and $1 million, respectively, for the nine months ended September 30, 2012 and $30 million and $1 million, respectively, for the nine months ended September 30, 2011. We capitalized external and internal costs related to leasing activities of $5 million and $4 million, respectively, for the nine months ended September 30, 2012 and $6 million and $4 million, respectively, for the nine months ended September 30, 2011. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $3 million, $1 million, and $4 million, respectively, for the nine months ended September 30, 2012 and $2 million, $1 million, and $3 million, respectively, for the nine months ended September 30, 2011.
Chief Financial Officer Transition
On August 15, 2012, James M. Taylor, a senior managing director in the real estate investment banking group of an affiliate of Wells Fargo, succeeded Andrew Blocher as our chief financial officer. We believe that the addition of Mr. Taylor to our executive ranks will enhance our ability to source and evaluate corporate business development and strategic opportunities. For more information about Mr. Taylor's appointment, see our Current Report on Form 8-K filed with the SEC on July 11, 2012.
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
Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at September 30, 2012 is approximately $158 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. In December 2011, we entered into agreements with AvalonBay Communities ("AvalonBay") for a portion of the first phase of residential and retail development at Assembly Row which will include 575 residential units (by AvalonBay) and approximately 323,000 square feet of retail space.  The Massachusetts Bay Transit Authority (MBTA) will also construct the new orange line T-Stop at the property.   Construction commenced during first quarter 2012 and we expect the first phase to be stabilized in 2015. We are also continuing our infrastructure work during 2012. We expect to invest between $30 million and $35 million in 2012, net of expected public funding.
We continue our predevelopment work related to the long-term redevelopment of Mid-Pike Plaza in Rockville, Maryland, which will be renamed Pike & Rose, a long-term, multi-phased, mixed-use project.  The property currently has zoning entitlements to build 1.7 million square feet of commercial-use buildings and 1,583 residential units. Phase I of Pike & Rose involves demolition of roughly 25% of the existing gross leasable area at Mid-Pike Plaza (which was completed during the second quarter 2012) and construction of 493 residential units, 151,000 square feet of retail space and 79,000 square of office space. Construction of Phase I commenced in the third quarter 2012 with stabilization expected in 2015/2016.  We expect to invest between $45 million and $55 million in 2012.

We continue our ongoing redevelopment efforts at Santana Row and are currently under construction on a 212 unit residential building which we expect to stabilize in 2014. During 2012, we expect to invest between $20 million and $25 million related to this building.
As of September 30, 2012 in connection with our development projects at Assembly Row, Pike & Rose and Santana Row mentioned above, we have contractual obligations of approximately $108 million. The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, our evaluation of whether those phases will generate an appropriate financial return and our ability to structure the development of those future phases, through entitlement sales, third party capital investment or otherwise, in a way that should mitigate our risk of those future phases.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our retail spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past two years.  While we have seen improvements over much of our portfolio, we continue to see some tenants being negatively impacted by the economic environment and some filing for bankruptcy, though at a lower rate than in previous years.  We believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, however, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations.  We expect to continue to see small changes in occupancy over the short term and expect increases in occupancy and rental rates to be a driver of our same-center growth over the long term as we are able to re-lease vacant spaces. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2012, no single tenant accounted for more than 3.1% of annualized base rent.
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
At September 30, 2012, the leasable square feet in our properties was 94.2% occupied and 95.1% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the third quarter 2012, we signed leases for a total of 532,000 square feet of retail space including 504,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 11% on a cash basis and 25% on a straight-line basis. New leases for comparable spaces were signed for 271,000 square feet at an average rental increase of 25% on a cash basis and 36% on a straight-line basis. Renewals for comparable spaces were signed for 233,000 square feet at an average rental decrease of 1% on a cash basis and an average rental increase of 15% on a straight-line basis.
For the nine months ended September 30, 2012, we signed leases for a total of 1,479,000 square feet of retail space including 1,321,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 24% on a straight-line basis. New leases for comparable spaces were signed for 690,000 square feet at an average rental increase of 24% on a cash basis and 34% on a straight-line basis. Renewals for comparable spaces were signed for 631,000 square feet at an average rental increase of 3% on a cash basis and 14% on a straight-line basis.

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
The leases signed in 2012 generally become effective over the following two years though some may not become effective until 2015 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
In 2012, we expect a higher level of leasing activity compared to prior years with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the three and nine months ended September 30, 2012, all or a portion of 78 and 77 properties, respectively, were considered same-center and for both periods, eight properties were considered redevelopment or expansion. For the nine months ended September 30, 2012, four properties were removed from same-center and one property was added to same-center compared to the designations as of December 31, 2011.  For the three months ended September 30, 2012, one additional property was moved from acquisitions to same-center designation. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant development or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

			Change
	2012	2011	Dollars	%
	(Dollar amounts in thousands)
Rental income	$147,515	$134,014	$13,501	10.1%
Other property income	9,008	2,341	6,667	284.8%
Mortgage interest income	1,282	1,309	(27)	(2.1)%
Total property revenue	157,805	137,664	20,141	14.6%
Rental expenses	29,679	26,595	3,084	11.6%
Real estate taxes	17,320	15,047	2,273	15.1%
Total property expenses	46,999	41,642	5,357	12.9%
Property operating income	110,806	96,022	14,784	15.4%
Other interest income	261	136	125	91.9%
Income from real estate partnerships	490	434	56	12.9%
Interest expense	(28,218)	(23,795)	(4,423)	18.6%
General and administrative expense	(8,751)	(7,197)	(1,554)	21.6%
Depreciation and amortization	(34,932)	(32,068)	(2,864)	8.9%
Total other, net	(71,150)	(62,490)	(8,660)	13.9%
Income from continuing operations	39,656	33,532	6,124	18.3%
Discontinued operations - income	—	13	(13)	(100.0)%
Discontinued operations - gain on sale of real estate	—	14,757	(14,757)	(100.0)%
Net income	39,656	48,302	(8,646)	(17.9)%
Net income attributable to noncontrolling interests	(1,012)	(1,249)	237	(19.0)%
Net income attributable to the Trust	$38,644	$47,053	$(8,409)	(17.9)%

Property Revenues
Total property revenue increased $20.1 million, or 14.6%, to $157.8 million in the three months ended September 30, 2012 compared to $137.7 million in the three months ended September 30, 2011. The percentage occupied at our shopping centers increased to 94.2% at September 30, 2012 compared to 92.2% at September 30, 2011. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $13.5 million, or 10.1%, to $147.5 million in the three months ended September 30, 2012 compared to $134.0 million in the three months ended September 30, 2011 due primarily to the following:

•	an increase of $7.2 million attributable to properties acquired in 2011 and 2012,

•	an increase of $4.6 million at same-center properties due primarily to increased occupancy, higher rental rates on new leases, and an increase in recovery income, and

•
an increase of $1.3 million at redevelopment properties due primarily to increased occupancy at certain properties, mainly our new residential building at Santana Row and higher rental rates on new leases partially offset by lower income from Mid-Pike Plaza as the property is prepared for the development of Pike & Rose.

Other Property Income
Other property income increased $6.7 million, or 284.8%, to $9.0 million in the three months ended September 30, 2012 compared to $2.3 million in the three months ended September 30, 2011. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at same-center properties.

Property Expenses
Total property expenses increased $5.4 million, or 12.9%, to $47.0 million in the three months ended September 30, 2012 compared to $41.6 million in the three months ended September 30, 2011. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $3.1 million, or 11.6%, to $29.7 million in the three months ended September 30, 2012 compared to $26.6 million in the three months ended September 30, 2011. This increase is primarily due to the following:

•	an increase of $1.0 million in repairs and maintenance at same-center and redevelopment properties,

•	an increase of $0.9 million related to properties acquired in 2011 and 2012,

•	an increase of $0.4 million in bad debt expense at same-center properties, and

•	an increase of $0.3 million in marketing expenses at our Assembly Row and Pike & Rose projects.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 19.0% in the three months ended September 30, 2012 from 19.5% in the three months ended September 30, 2011.
Real Estate Taxes
Real estate tax expense increased $2.3 million, or 15.1% to $17.3 million in the three months ended September 30, 2012 compared to $15.0 million in the three months ended September 30, 2011 due primarily to an increase of $1.1 million from properties acquired in 2011 and 2012, and $0.9 million at same-center properties.
Property Operating Income
Property operating income increased $14.8 million, or 15.4%, to $110.8 million in the three months ended September 30, 2012 compared to $96.0 million in the three months ended September 30, 2011. This increase is primarily due to growth in earnings at same-center properties, properties acquired in 2011 and redevelopment properties.
Other
Interest Expense
Interest expense increased $4.4 million, or 18.6%, to $28.2 million in the three months ended September 30, 2012 compared to $23.8 million in the three months ended September 30, 2011. This increase is due primarily to the following:

•	an increase of $3.3 million due to mortgage loans secured by Plaza El Segundo and Montrose Crossing both of which were acquired in 2011, and

•	an increase of $2.2 million due to higher borrowings,
partially offset by

•	a decrease of $0.7 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.3 million in capitalized interest.
Gross interest costs were $30.7 million and $26.0 million in the three months ended September 30, 2012 and 2011, respectively. Capitalized interest was $2.5 million and $2.2 million in the three months ended September 30, 2012 and 2011, respectively.
General and Administrative Expense
General and administrative expense increased $1.6 million, or 21.6%, to $8.8 million in in the three months ended September 30, 2012 from $7.2 million in the three months ended September 30, 2011. This increase is due primarily to personnel costs related to our CFO change.
Depreciation and Amortization
Depreciation and amortization expense increased $2.9 million, or 8.9%, to $34.9 million in the three months ended September 30, 2012 from $32.1 million in the three months ended September 30, 2011. This increase is due primarily to 2011 acquisitions.

Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. For the three months ended September 30, 2011, the amount primarily represents the operating income for the period during which we owned properties sold/disposed of in 2011.
Discontinued Operations— Gain on Sale of Real Estate
The $14.8 million gain on sale of real estate from discontinued operations for the three months ended September 30, 2011 is due to the sale of Feasterville Shopping Center on July 12, 2011.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

			Change
	2012	2011	Dollars	%
	(Dollar amounts in thousands)
Rental income	$429,972	$401,452	$28,520	7.1%
Other property income	17,848	6,577	11,271	171.4%
Mortgage interest income	3,834	3,564	270	7.6%
Total property revenue	451,654	411,593	40,061	9.7%
Rental expenses	82,695	81,130	1,565	1.9%
Real estate taxes	49,914	46,001	3,913	8.5%
Total property expenses	132,609	127,131	5,478	4.3%
Property operating income	319,045	284,462	34,583	12.2%
Other interest income	580	171	409	239.2%
Income from real estate partnerships	1,229	1,201	28	2.3%
Interest expense	(85,744)	(72,744)	(13,000)	17.9%
Early extinguishment of debt	—	296	(296)	(100.0)%
General and administrative expense	(22,894)	(19,643)	(3,251)	16.6%
Depreciation and amortization	(106,702)	(94,355)	(12,347)	13.1%
Total other, net	(213,531)	(185,074)	(28,457)	15.4%
Income from continuing operations	105,514	99,388	6,126	6.2%
Discontinued operations - income	—	943	(943)	(100.0)%
Discontinued operations - gain on deconsolidation of VIE	—	2,026	(2,026)	(100.0)%
Discontinued operations - gain on sale of real estate	—	14,800	(14,800)	(100.0)%
Gain on sale of real estate in real estate partnership	11,860	—	11,860	100.0%
Net income	117,374	117,157	217	0.2%
Net income attributable to noncontrolling interests	(3,141)	(4,161)	1,020	(24.5)%
Net income attributable to the Trust	$114,233	$112,996	$1,237	1.1%

Property Revenues
Total property revenue increased $40.1 million, or 9.7%, to $451.7 million in the nine months ended September 30, 2012 compared to $411.6 million in the nine months ended September 30, 2011. The percentage occupied at our shopping centers increased to 94.2% at September 30, 2012 compared to 92.2% at September 30, 2011. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $28.5 million, or 7.1%, to $430.0 million in the nine months ended September 30, 2012 compared to $401.5 million in the nine months ended September 30, 2011 due primarily to the following:

•	an increase of $21.4 million attributable to properties acquired in 2011 and 2012,

•
an increase of $3.4 million at same-center properties due primarily to increased occupancy and higher rental rates on new and renewal leases partially offset by lower recovery income as a result of lower recoverable expenses (primarily snow removal costs), and

•
an increase of $2.8 million at redevelopment properties due primarily to increased occupancy at certain properties, mainly our new residential building at Santana Row and higher rental rates on new leases partially offset by lower income from Mid-Pike Plaza as the property is prepared for the development of Pike & Rose.

Other Property Income
Other property income increased $11.3 million, or 171.4%, to $17.8 million in the nine months ended September 30, 2012 compared to $6.6 million in the nine months ended September 30, 2011. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at same-center properties.
Property Expenses
Total property expenses increased $5.5 million, or 4.3%, to $132.6 million in the nine months ended September 30, 2012 compared to $127.1 million in the nine months ended September 30, 2011. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $1.6 million, or 1.9%, to $82.7 million in the nine months ended September 30, 2012 compared to $81.1 million in the nine months ended September 30, 2011. This increase is primarily due to the following:

•	an increase of $2.3 million related to properties acquired in 2011 and 2012,

•	an increase of $0.8 million in other operating costs due primarily to higher demolition and legal costs, and

•	an increase of $0.8 million in marketing expenses at our Assembly Row and Pike & Rose projects, partially offset by

•	a decrease of $2.7 million in repairs and maintenance at same-center and redevelopment properties primarily due to lower snow removal costs.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.5% in the nine months ended September 30, 2012 from 19.9% in the nine months ended September 30, 2011.
Real Estate Taxes
Real estate tax expense increased $3.9 million, or 8.5% to $49.9 million in the nine months ended September 30, 2012 compared to $46.0 million in the nine months ended September 30, 2011 due primarily to an increase of $3.0 million at properties acquired in 2011 and 2012, $0.4 million at redevelopment properties, and $0.4 million at same-center properties.
Property Operating Income
Property operating income increased $34.6 million, or 12.2%, to $319.0 million in the nine months ended September 30, 2012 compared to $284.5 million in the nine months ended September 30, 2011. This increase is primarily due to properties acquired in 2011 and growth in earnings at same-center and redevelopment properties.
Other
Interest Expense
Interest expense increased $13.0 million, or 17.9%, to $85.7 million in the nine months ended September 30, 2012 compared to $72.7 million in the nine months ended September 30, 2011. This increase is due primarily to the following:

•	an increase of $9.7 million due to mortgage loans secured by Plaza El Segundo and Montrose Crossing both of which were acquired in 2011,

•	an increase of $1.9 million due to a higher overall weighted average borrowing rate, and

•	an increase of $3.0 million due to higher borrowings,
partially offset by

•	an increase of $1.7 million in capitalized interest.
Gross interest costs were $93.2 million and $78.6 million in the nine months ended September 30, 2012 and 2011, respectively. Capitalized interest was $7.5 million and $5.8 million in the nine months ended September 30, 2012 and 2011, respectively.
Early Extinguishment of Debt
The $0.3 million of income from early extinguishment of debt in the nine months ended September 30, 2011 is due to the write-off of unamortized debt premium net of a 3.0% prepayment premium and unamortized debt fees related to the payoff of our mortgage loan on Tower Shops prior to its contractual prepayment date.
General and Administrative Expense
General and administrative expense increased $3.3 million, or 16.6%, to $22.9 million in the nine months ended September 30, 2012 from $19.6 million in the nine months ended September 30, 2011. This increase is due primarily to costs related to our CFO change and higher personnel related costs partially offset by lower acquisition costs resulting from costs incurred related to our 2011 acquisitions.
Depreciation and Amortization
Depreciation and amortization expense increased $12.3 million, or 13.1%, to $106.7 million in the nine months ended September 30, 2012 from $94.4 million in the nine months ended September 30, 2011. This increase is due primarily to 2011 acquisitions and capital improvements at same-center and redevelopment properties.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.9 million for the nine months ended September 30, 2011 primarily represents the operating income for the period during which we owned properties sold/disposed of in 2011.
Discontinued Operations— Gain on Deconsolidation of VIE
The $2.0 million gain on deconsolidation of VIE for the nine months ended September 30, 2011 is a result of the refinancing of a mortgage note receivable on a shopping center in Norwalk, Connecticut, resulting in us no longer being the primary beneficiary of the VIE.
Discontinued Operations—Gain on Sale of Real Estate
The $14.8 million gain on sale of real estate from discontinued operations for the nine months ended September 30, 2011 relates to the sale of Feasterville Shopping Center on July 12, 2011.
Gain on Sale of Real Estate in Real Estate Partnership
The $11.9 million gain on sale of real estate in real estate partnership in the nine months ended September 30, 2012 is due to the sale of our Newbury Street Partnership's entire portfolio of three buildings on October 31, 2011. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Therefore, we recognized the gain on sale of $11.9 million in the nine months ended September 30, 2012.
Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. We adopted the standard effective January 1, 2012 and it did not have a significant impact to our consolidated financial statements.

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
Cash and cash equivalents increased $79.9 million to $147.7 million at September 30, 2012; however, cash and cash equivalents are not the only indicator of our liquidity. We have a $400.0 million unsecured revolving credit facility which matures on July 6, 2015 and had no borrowings outstanding at September 30, 2012. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $800.0 million. Our $275.0 million unsecured term loan which matures on November 21, 2018 also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of September 30, 2012, we had the capacity to issue up to $230.9 million in common shares under our ATM equity program.
On July 16, 2012, we repaid our $175.0 million 6.00% senior notes and have $20.2 million of debt maturing for the remainder of 2012. On July 19, 2012, we issued $250.0 million of fixed rate senior notes that mature on August 1, 2022 and bear interest at 3.00%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $244.8 million. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2012 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to incur higher amounts in 2012 compared to those incurred in 2011 related to capital investments for development, redevelopment and existing properties as we progress with our active development pipeline. Additionally, over the next three years, we expect to incur approximately $400 million related to the current phases of development at Assembly Row, Pike & Rose and Santana Row. These amounts will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including proceeds from shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash provided by operating activities	$209,155	$172,951
Cash used in investing activities	(143,435)	(101,313)
Cash provided by (used in) financing activities	14,154	(65,365)
Increase in cash and cash equivalents	79,874	6,273
Cash and cash equivalents, beginning of year	67,806	15,797
Cash and cash equivalents, end of period	$147,680	$22,070

Net cash provided by operating activities increased $36.2 million to $209.2 million during the nine months ended September 30, 2012 from $173.0 million during the nine months ended September 30, 2011. The increase was primarily attributable to the payment in 2011 of the $16.2 million final judgment related to a previously disclosed lawsuit and higher net income before certain non-cash items in 2012.
Net cash used in investing activities increased $42.1 million to $143.4 million during the nine months ended September 30, 2012 from $101.3 million during the nine months ended September 30, 2011. The increase was primarily attributable to:

•	$36.7 million increase in capital investments in 2012,

•	$20.7 million in proceeds from the sales of real estate in 2011, primarily due to the sale of Feasterville Shopping Center, and

•	$8.7 million payment received in June 2011 related to the refinancing of a mortgage loan receivable, partially offset by

•	$17.4 million decrease in acquisitions of real estate due to the January 2011 Tower Shops acquisition, and

•	$6.9 million in contributions to the Newbury Street Partnership in 2011.
Net cash provided by financing activities increased $79.5 million to $14.2 million during the nine months ended September 30, 2012 from $65.4 million used during the nine months ended September 30, 2011. The increase was primarily attributable to:

•	$244.8 million in net proceeds from the issuance of 3.00% senior notes in July 2012,

•
$72.6 million decrease in repayment of mortgages, capital leases and notes payable due to the payoff of three mortgages totaling $78.4 million in 2011 compared to one mortgage of $6.9 million in 2012, and

•	$5.4 million issuance of notes payable in June 2012,
partially offset by

•	$175.0 million repayment of 6.00% senior notes in July 2012,

•	$76.8 million decrease in net borrowings on our revolving credit facility,

•
$58.7 million decrease in net proceeds from the issuance of common shares due primarily to the sale of 1.7 million shares under our ATM equity program in the nine months ended September 30, 2011 compared to 0.9 million in the nine months ended September 30, 2012, and

•	$7.3 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.

Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2012, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At September 30, 2012, our investment in the Partnership was $33.9 million and the Partnership had approximately $57.2 million of mortgages payable outstanding.
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

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2012:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2012	Stated Interest Rate as of September 30, 2012	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Bethesda Row	Acquired	$19,992	5.37%	January 1, 2013
Bethesda Row	Acquired	3,900	5.05%	February 1, 2013
White Marsh Plaza (2)	Acquired	9,050	6.04%	April 1, 2013
Crow Canyon	Acquired	19,605	5.40%	August 11, 2013
Idylwood Plaza	16,910	16,062	7.50%	June 5, 2014
Leesburg Plaza	29,423	27,947	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	36,139	7.50%	June 5, 2014
Pentagon Row	54,619	51,879	7.50%	June 5, 2014
Melville Mall (3)	Acquired	21,737	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	55,659	5.46%	January 1, 2015
Barracks Road	44,300	38,309	7.95%	November 1, 2015
Hauppauge	16,700	14,441	7.95%	November 1, 2015
Lawrence Park	31,400	27,153	7.95%	November 1, 2015
Wildwood	27,600	23,867	7.95%	November 1, 2015
Wynnewood	32,000	27,672	7.95%	November 1, 2015
Brick Plaza	33,000	28,219	7.42%	November 1, 2015
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
Rollingwood Apartments	24,050	22,980	5.54%	May 1, 2019
Shoppers’ World	Acquired	5,327	5.91%	January 31, 2021
Montrose Crossing	80,000	79,099	4.20%	January 10, 2022
Mount Vernon (4)	13,250	10,253	5.66%	April 15, 2028
Chelsea	Acquired	7,498	5.36%	January 15, 2031
Subtotal		721,788
Net unamortized premium		8,855
Total mortgages payable		730,643
Notes payable
Unsecured fixed rate
Various (5)	18,574	15,218	5.41%	Various through 2027
Term loan (6)	275,000	275,000	LIBOR + 1.45%	November 21, 2018
Unsecured variable rate
Revolving credit facility (7)	400,000	—	LIBOR + 1.15%	July 6, 2015
Escondido (municipal bonds) (8)	9,400	9,400	0.19%	October 1, 2016
Total notes payable		299,618
Senior notes and debentures
Unsecured fixed rate
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,079,200
Net unamortized discount		(2,744)
Total senior notes and debentures		1,076,456
Capital lease obligations
Various		71,698	Various	Various through 2106
Total debt and capital lease obligations		$2,178,415

_____________________

1)	Mortgages payable do not include our 30% share ($17.2 million) of the $57.2 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

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

4)	We repaid the loan at par on October 22, 2012.

5)	The interest rate of 5.41% represents the weighted average interest rate for ten unsecured fixed rate notes payable. These notes mature from November 1, 2012 to June 27, 2027.

6)	We entered into two interest rate swap agreements that effectively fix the rate on the term loan at 3.17%.

7)
The maximum amount drawn under our revolving credit facility during the three and nine months ended September 30, 2012 was $186.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.42%.

8)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2012, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2012:

	Unsecured		Secured		Capital Lease	Total
	(In thousands)
2012	$10,158		$12,958	(1)	$8	$23,124
2013	135,270		63,372		22	198,664
2014	150,264		157,838		25	308,127
2015	292	(2)	204,936		27	205,255
2016	134,721		2,521		30	137,272
Thereafter	948,113		280,163		71,586	1,299,862
	$1,378,818		$721,788		$71,698	$2,172,304	(3)
_____________________

1)
Includes the repayment of the outstanding mortgage payable balance on Mount Vernon. The lender had the option to call the loan on April 15, 2013 or any time thereafter, however, we could prepay the loan at any time after October 14, 2012 at par. We repaid the loan on October 22, 2012.

2)	Our $400.0 million revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option. As of September 30, 2012, there was $0 drawn under this credit facility.

3)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of September 30, 2012.

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
In November 2011, we entered into two interest rate swap agreements that effectively fixed the rate on the term loan at 3.17%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of September 30, 2012, and we do not anticipate it will have a significant effect in the future.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income	$39,656	$48,302	$117,374	$117,157
Net income attributable to noncontrolling interests	(1,012)	(1,249)	(3,141)	(4,161)
Gain on sale of real estate	—	(14,757)	—	(14,800)
Gain on sale of real estate in real estate partnership	—	—	(11,860)	—
Gain on deconsolidation of VIE	—	—	—	(2,026)
Depreciation and amortization of real estate assets	30,556	28,671	94,328	84,723
Amortization of initial direct costs of leases	2,724	2,684	8,330	7,737
Depreciation of joint venture real estate assets	377	446	1,133	1,304
Funds from operations	72,301	64,097	206,164	189,934
Dividends on preferred shares	(136)	(136)	(406)	(406)
Income attributable to operating partnership units	236	249	707	733
Income attributable to unvested shares	(340)	(285)	(970)	(793)
Funds from operations available for common shareholders	$72,061	$63,925	$205,495	$189,468
Weighted average number of common shares, diluted (1)	64,526	63,350	64,227	62,702
Funds from operations available for common shareholders, per diluted share	$1.12	$1.01	$3.20	$3.02
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of September 30, 2012, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.17%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2012, we had $2.2 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements, and $71.7 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2012 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $82.0 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2012 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $87.3 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2012, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of September 30, 2012. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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

FEDERAL REALTY INVESTMENT TRUST

November 1, 2012	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

November 1, 2012	/s/ James M. Taylor
James M. Taylor,
Executive Vice President -
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

10.35	Severance Agreement between the Trust and James M. Taylor dated July 30, 2012 (filed herewith)
10.36
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

10.37
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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.