Form 10-K
period 2012-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2013-02-12
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2012 was $6.7 billion.
The number of Registrant’s common shares outstanding on February 8, 2013 was 64,924,837.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2012 annual meeting of shareholders to be held in May 2013 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS
References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.
General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2012, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 88 predominantly retail real estate projects comprising approximately 19.6 million square feet. In total, the real estate projects were 95.3% leased and 94.9% occupied at December 31, 2012. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2012. In total, the joint venture properties in which we own an interest were 86.3% leased and 86.1% occupied at December 31, 2012. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 45 consecutive years.
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
Business Objectives and Strategies
Our primary business objective is to own, manage, acquire and redevelop a portfolio of high quality retail focused properties that will:

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
Operating Strategies
Our core operating strategy is to actively manage our properties to maximize rents and maintain occupancy levels by attracting and retaining a strong and diverse base of tenants and replacing less relevant, weaker, underperforming tenants with stronger ones. Our properties are generally located in some of the most densely populated and affluent areas of the country. These strong demographics help our tenants generate higher sales, which has enabled us to maintain higher occupancy rates, charge higher rental rates, and maintain steady rent growth, all of which increase the value of our portfolio. Our operating strategies also include:

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

•
acquiring quality retail and mixed-use properties located in densely populated and/or affluent areas where barriers to entry for further development are high, and that have possibilities for enhancing operating performance and creating value through renovation, expansion, reconfiguration and/or retenanting; and

•
developing the retail portions of mixed-use properties and developing or otherwise investing in non-retail portions of mixed-use properties we already own in order to capitalize on the overall value created in these properties.

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

◦
the sale of our equity or debt securities through public offerings, including our at the market ("ATM") equity program in which we may from time to time offer and sell common shares, or private placements,

◦	the incurrence of indebtedness through unsecured or secured borrowings,

◦
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

◦	the use of joint venture arrangements.
Employees
At February 8, 2013, we had 256 full-time employees and 165 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. The current economic conditions, including pending changes to tax laws, may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. While we have seen positive signs of improvement for many of our tenants over the past two years, we have seen some tenants experiencing declining sales, vacating early, failing to pay rent on a timely basis or filing for bankruptcy, as well as seeking rent relief from us as landlord. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.
Our net income depends on the success and continued presence of our “anchor” tenants.
Our net income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. As a result of the economic conditions over the last few years, we have seen a decrease in the number of tenants available to fill anchor spaces. Therefore, tenant demand for certain of our anchor spaces may decrease and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces that could have a negative impact to our net income.
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
We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, whether by their terms, as a result of a tenant bankruptcy, general economic conditions or otherwise, leases for space in our properties may not be renewed, space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms and may include decreases in rental rates. As a result, our results of operations and our net income could be reduced.
The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.
As of December 31, 2012, we had approximately $2.2 billion of debt outstanding. Of that outstanding debt, approximately $739.4 million was secured by all or a portion of 19 of our real estate projects and approximately $71.7 million represented capital lease obligations on four of our properties. In addition, we own a 30% interest in a joint venture that had $57.2 million of debt secured by four properties as of December 31, 2012. Approximately $2.2 billion (99.6%) of our debt as of

December 31, 2012 is fixed rate debt, which includes all of our property secured debt, our capital lease obligations and our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements. Our unconsolidated joint venture’s debt of $57.2 million is also fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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
As of December 31, 2012, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
In 2012, we began construction on Phase I of Assembly Row, Phase I of Pike & Rose and a new residential building at Santana Row and anticipate investing approximately $425 million in these projects over the next few years.  There are a number of risks associated with these projects, including the size of the overall aggregate investment in these projects.  At Assembly Row, we are dependent on the performance of third parties to deliver significant aspects of the project that are critical to our success.  In addition at this project, our projected investment assumes that we will receive public funding which has been committed but has not been entirely funded. At both Assembly Row and Pike & Rose, a substantial amount of our investment is related to infrastructure, the value of which may be negatively impacted if we do not complete subsequent phases. Furthermore, with respect to residential development at Pike & Rose and Santana Row, we will be delivering these units into a residential environment in 2014-2016 that is uncertain.
In addition to the risks associated with real estate investment in general, as described elsewhere and the specific risks above, the risks associated with our remaining development activities include:

•	contractor changes may delay the completion of development projects and increase overall costs;

•	significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy;

•	failure or inability to obtain construction or permanent financing on favorable terms;

•	failure or inability to obtain public funding from governmental agencies to fund infrastructure projects, including expected public funding in connection with our development at Assembly Row;

•	expenditure of money and time on projects that may never be completed;

•	the third-party developer of residential buildings may not deliver or may encounter delays in delivering residential space as planned;

•	difficulty securing key anchor or other tenants may impact occupancy rates and projected revenue;

•	inability to achieve projected rental rates or anticipated pace of lease-up;

•	higher than estimated construction or operating costs, including labor and material costs; and

•
possible delay in completion of a project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).

Redevelopments and acquisitions may fail to perform as expected.
Our investment strategy includes the redevelopment and acquisition of high quality, retail focused properties in densely populated areas with high average household incomes and significant barriers to adding competitive retail supply. The redevelopment and acquisition of properties entail risks that include the following, any of which could adversely affect our results of operations and our ability to meet our obligations:

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
Our growth strategy is focused on the redevelopment of properties we already own and the acquisition of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are generally required to distribute to our shareholders at least 90% of our taxable income each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. Debt could include the sale of debt securities and mortgage loans from third parties. While we have been able to consummate financings in recent years at favorable rates, if economic conditions and conditions in the capital markets are not favorable at the time we need to raise capital, we may need to obtain capital on less favorable terms than in recent years for debt financings. Equity capital could include our common shares or preferred shares. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential and risk profile, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the economic environment, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.
Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt and preferred shares.
Of our approximately $2.2 billion of debt outstanding as of December 31, 2012, approximately $284.4 million bears interest at variable rates of which $275.0 million is effectively fixed through two interest rate swap agreements. We have a $400.0 million revolving credit facility, of which no balance is outstanding at December 31, 2012, that bears interest at LIBOR plus 115 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. The interest rate on our $275.0 million term loan is currently fixed at 3.17% as a result of two interest rate swap agreements. We may enter into this type of hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under the term loan and any other variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2012, we held five predominantly retail real estate projects jointly with other persons in addition to our joint venture with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”) and properties owned in a “downREIT” structure. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2012, we held the managing general partnership or membership interest in all of our existing co-investments we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
Our joint venture with Clarion is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Our investment in this joint venture is also subject to the risks described above for jointly owned investments. As of December 31, 2012, this joint venture owned seven properties.
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
Qualification as a REIT involves the application of highly technical and complex Code provisions and applicable income tax regulations that have been issued under the Code. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying rents and certain other income. Satisfying this requirement could be difficult, for example, if defaults by tenants were to reduce the amount of income from qualifying rents. As a REIT, we must generally make annual distributions to shareholders of at least 90% of our taxable income. In addition, new legislation, new regulations, new administrative interpretations or new court decisions may significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. Any modification in the tax treatment of REITs could have a significant adverse impact to our net income.
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

•	a two-thirds shareholder vote is required to approve some amendments to the declaration of trust; and

•	advance-notice requirements for proposals to be presented at shareholder meetings.
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
Changes in accounting standards may adversely impact our financial results.
The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has several key projects on their agenda that could impact how we currently account for our material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on the presentation of our consolidated financial statements, our results of operations and our financial ratios required by our debt covenants.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
General

As of December 31, 2012, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 88 predominantly retail real estate projects comprising approximately 19.6 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as California. No single property accounted for over 10% of our 2012 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2012, we had approximately 2,500 leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 3.2% of our annualized base rent as of December 31, 2012. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.
Geographic Diversification
Our 88 real estate projects are located in 13 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2012.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
Maryland	18	3,882,000	19.9%
Virginia	15	3,581,000	18.3%
California	14	3,378,000	17.3%
Pennsylvania(1)	10	2,298,000	11.7%
New Jersey	4	1,388,000	7.1%
Massachusetts	7	1,388,000	7.1%
New York	6	1,187,000	6.1%
Illinois	4	751,000	3.8%
Florida	3	678,000	3.5%
Connecticut(1)	2	302,000	1.5%
Michigan	1	217,000	1.1%
Texas	1	183,000	0.9%
District of Columbia	2	168,000	0.9%
North Carolina	1	153,000	0.8%
Total	88	19,554,000	100.0%

(1)
Additionally, we own two participating mortgages totaling approximately $29.5 million secured by multiple buildings in Manayunk, Pennsylvania, and an $11.7 million mortgage secured by a shopping center in Norwalk, Connecticut.

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
Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2012, represented approximately 4.7% of total rental income.

The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2012 for each of the 10 years beginning with 2013 and after 2022 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2012.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2013	1,188,000	6%	30,182,000	7%
2014	2,368,000	13%	53,683,000	12%
2015	1,824,000	10%	44,034,000	10%
2016	1,982,000	11%	51,753,000	12%
2017	2,611,000	14%	63,516,000	14%
2018	2,017,000	11%	42,232,000	9%
2019	1,097,000	6%	25,521,000	6%
2020	854,000	5%	20,940,000	5%
2021	974,000	5%	27,674,000	6%
2022	1,200,000	6%	29,630,000	7%
Thereafter	2,390,000	13%	51,886,000	12%
Total	18,505,000	100%	$441,051,000	100%
Lease Rollovers
For 2012, we signed leases for a total of 1,965,000 square feet of retail space including 1,800,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 23% on a straight-line basis. New leases for comparable spaces were signed for 882,000 square feet at an average rental increase of 23% on a cash basis and 32% on a straight-line basis. Renewals for comparable spaces were signed for 918,000 square feet at an average rental increase of 4% on a cash basis and 14% on a straight-line basis.
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
Historically, we have executed around 300 comparable space leases a year for between 1.2 to 1.5 million square feet of retail space.  However, in 2012, we executed approximately 400 comparable space leases for 1.8 million square feet leading to occupancy at December 31, 2012 of 94.9% versus 92.4% at December 31, 2011. We believe our leasing volume for 2013 will be more inline with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2012. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
California
150 Post Street San Francisco, CA 94108	1908, 1965	1997	102,000	$42.51	95%	Brooks Brothers H & M
Colorado Blvd Pasadena, CA 91103(4)	1905-1988	1996/1998	69,000	$38.11	99%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA 94583(11)	1980-2006	2005/2007	242,000	$19.81	94%	Lucky Loehmann’s Dress Shop Rite Aid
East Bay Bridge Emeryville & Oakland, CA(11)	1994-1995, 2010, 2012	2012	438,000	$15.37	100%	Home Depot Michaels Pak-N-Save Target
Escondido Promenade Escondido, CA 92029(5)	1987	1996/2010	297,000	$21.99	97%	TJ Maxx Toys R Us Dick's Sporting Goods Ross Dress For Less
Fifth Avenue San Diego, CA 92101	1888-1998	1996	17,000	$47.66	100%	Urban Outfitters
Hermosa Avenue Hermosa Beach, CA 90254	1922	1997	22,000	$35.73	100%
Hollywood Blvd Hollywood, CA 90028(6)	1929, 1991	1999	140,000	$30.69	91%	DSW L.A. Fitness Fresh & Easy
Kings Court Los Gatos, CA 95032(4)(7)	1960	1998	78,000	$29.30	94%	Lunardi’s Supermarket CVS
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	96,000	$34.56	89%	Gap Banana Republic Anthropologie
Plaza El Segundo El Segundo, CA 90245 (5)(11)	2006-2007	2011	381,000	$37.06	99%	H&M Anthropologie Best Buy HomeGoods Whole Foods Dick's Sporting Goods Container Store
Santana Row—Retail San Jose, CA 95128	2002, 2009	1997	647,000	$47.34	98%	H&M Crate & Barrel Container Store Best Buy CineArts Theatre Hotel Valencia
Santana Row—Residential San Jose, CA 95128	1999-2009, 2011	1997, 2012	450 units	N/A	94%
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	210,000	$64.92	99%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate San Jose, CA 95129	1960-1966	2004	639,000	$12.83	92%	Target Walmart Burlington Coat Factory Ross Dress For Less Michaels Nordstrom Rack
Connecticut
Bristol Bristol, CT 06010	1959	1995	266,000	$12.35	94%	Stop & Shop TJ Maxx
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	36,000	$61.00	100%	Saks Fifth Avenue

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$28.92	100%	DSW Maggiano’s Nordstrom Rack
Sam’s Park & Shop Washington, DC 20008	1930	1995	49,000	$41.08	100%	Petco
Florida
Courtyard Shops Wellington, FL 33414	1990, 1998	2008	130,000	$20.26	89%	Publix
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008	179,000	$15.55	85%	Winn Dixie CVS
Tower Shops Davie, FL 33324	1989	2011	369,000	$16.49	100%	Ulta Best Buy DSW Old Navy Ross Dress For Less TJ Maxx
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$20.76	93%	Golfsmith Guitar Center L.A. Fitness
Finley Square Downers Grove, IL 60515	1974	1995	314,000	$10.50	98%	Bed, Bath & Beyond Petsmart Buy Buy Baby
Garden Market Western Springs, IL 60558	1958	1994	140,000	$12.40	95%	Dominick’s Walgreens
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	$12.03	89%	Dominick’s
Maryland
Bethesda Row Bethesda, MD 20814(4)	1945-1991 2001	1993/2006 2008/2010	531,000	$45.55	98%	Apple Computer Barnes & Noble Equinox Giant Food Landmark Theater
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	96%
Congressional Plaza Rockville, MD 20852(5)	1965	1965	329,000	$34.31	99%	Buy Buy Baby Last Call Studio by Neiman Marcus Container Store The Fresh Market
Congressional Plaza Residential Rockville, MD 20852(5)	2003	1965	146 units	N/A	99%
Courthouse Center Rockville, MD 20852	1975	1997	36,000	$18.40	87%
Federal Plaza Rockville, MD 20852	1970	1989	248,000	$32.48	97%	Micro Center Ross Dress For Less TJ Maxx Trader Joe’s
Free State Shopping Center Bowie, MD 20715(9)	1970	2007	279,000	$16.18	86%	Giant Food TJ Maxx Ross Dress For Less Office Depot
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	207,000	$25.44	78%	Bed, Bath & Beyond Ross Dress For Less
Governor Plaza Glen Burnie, MD 21961	1963	1985	267,000	$17.47	100%	Aldi L.A. Fitness Dick’s Sporting Goods
Laurel Centre Laurel, MD 20707	1956	1986	388,000	$20.88	84%	L.A. Fitness Giant Food Marshalls
Mid-Pike Plaza/Pike & Rose Rockville, MD 20852	1963	1982/2007	119,000	$30.50	100%	Toys R Us
Montrose Crossing Rockville, MD 20852 (5)(11)	1960-1979, 1996, 2011	2011	357,000	$22.55	100%	A.C. Moore Giant Food Sports Authority Barnes & Noble Marshalls

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Perring Plaza Baltimore, MD 21134	1963	1985	395,000	$12.87	95%	Micro Center Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Plaza Del Mercado Silver Spring, MD 20906(9)(11)	1969	2004	96,000	$26.32	64%	CVS
Quince Orchard Gaithersburg, MD 20877(4)	1975	1993	261,000	$19.16	79%	L.A. Fitness Staples
Rockville Town Square Rockville, MD 20852 (8)	2006-2007	2006-2007	181,000	$32.10	96%	Dawson's Market CVS Gold’s Gym
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings(11)	1960	1971	282 units	N/A	94%
THE AVENUE at White Marsh Baltimore, MD 21236(7)(11)	1997	2007	297,000	$21.63	100%	AMC Loews Old Navy Barnes & Noble A.C. Moore
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$45.00	100%
White Marsh Other Baltimore, MD 21236	1985	2007	70,000	$29.98	94%
White Marsh Plaza Baltimore, MD 21236(11)	1987	2007	80,000	$20.47	99%	Giant Food
Wildwood Bethesda, MD 20814(11)	1958	1969	84,000	$85.73	96%	CVS Balducci’s
Massachusetts
Assembly Square Marketplace/ Assembly Row Somerville, MA 02145	2005	2005-2011	334,000	$17.38	100%	Bed, Bath & Beyond Christmas Tree Shops Kmart Staples TJ Maxx A.C. Moore Sports Authority
Atlantic Plaza North Reading, MA 01864(9)(11)	1960	2004	123,000	$16.83	73%	Stop & Shop
Campus Plaza Bridgewater, MA 02324(9)	1970	2004	116,000	$13.69	100%	Roche Brothers Burlington Coat Factory
Chelsea Commons Chelsea, MA 02150(11)	1962-1969, 2008	2006-2008	222,000	$11.10	100%	Sav-A-Lot Home Depot Planet Fitness
Dedham Dedham, MA 02026	1959	1993	242,000	$15.14	95%	Star Market
Linden Square Wellesley, MA 02481	1960, 2008	2006	223,000	$43.79	94%	Roche Brothers Supermarket CVS
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$15.71	100%	Stop & Shop
Pleasant Shops Weymouth, MA 02190(9)	1974	2004	130,000	$13.84	93%	Whole Foods Marshalls
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$16.09	94%	HomeGoods TJ Maxx Hannaford
Saugus Plaza Saugus, MA 01906	1976	1996	170,000	$11.41	99%	Kmart Super Stop & Shop
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$11.80	99%	Bed, Bath & Beyond Best Buy Kroger DSW
North Carolina
Eastgate Chapel Hill, NC 27514	1963	1986	153,000	$22.59	95%	Stein Mart Trader Joe’s

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
New Jersey
Brick Plaza Brick Township, NJ 08723(4)(11)	1958	1989	414,000	$15.60	91%	A&P Supermarket Barnes & Noble AMC Loews Sports Authority
Ellisburg Circle Cherry Hill, NJ 08034	1959	1992	267,000	$13.74	74%	Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(4)(8)	1975	2003	500,000	$20.95	96%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite
Troy Parsippany-Troy, NJ 07054	1966	1980	207,000	$20.32	100%	Pathmark L.A. Fitness
New York
Forest Hills Forest Hills, NY 11375	1937-1987	1997	48,000	$21.63	100%	Midway Theatre
Fresh Meadows Queens, NY 11365	1949	1997	407,000	$27.90	99%	Modell's AMC Loews Kohl’s Michaels
Greenlawn Plaza Greenlawn, NY 11743(9)(11)	1975, 2004	2006	106,000	$16.75	98%	Waldbaum’s Tuesday Morning
Hauppauge Hauppauge, NY 11788(11)	1963	1998	133,000	$25.50	100%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007	279,000	$24.65	100%	Nordstrom Rack Bed, Bath & Beyond Buy Buy Baby Michaels
Huntington Square East Northport, NY 11731(4)	1980, 2007	2010	74,000	$26.10	93%	Barnes & Noble
Melville Mall Huntington, NY 11747(10)(11)	1974	2006	246,000	$18.74	100%	Dick's Sporting Goods Kohl’s Marshalls Waldbaum's
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	267,000	$15.12	93%	Acme Markets Kohl’s Staples L.A. Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	296,000	$22.18	98%	Acme Markets Lord & Taylor Michaels L.A. Fitness
Flourtown Flourtown, PA 19031	1957	1980	160,000	$16.38	97%	Giant Food
Lancaster Lancaster, PA 17601(8)	1958	1980	127,000	$16.77	100%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	219,000	$14.96	93%	Marshalls Redner’s Warehouse Market
Lawrence Park Broomall, PA 19008(11)	1972	1980	353,000	$18.27	98%	Acme Markets TJ Maxx HomeGoods Kaplan Career Institute
Northeast Philadelphia, PA 19114	1959	1983	288,000	$12.15	97%	Burlington Coat Factory Home Gallery Marshalls
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$9.29	89%	Giant Food Rite Aid
Willow Grove Willow Grove, PA 19090	1953	1984	212,000	$18.08	97%	Home Goods Marshalls Barnes & Noble
Wynnewood Wynnewood, PA 19096(11)	1948	1996	252,000	$25.49	86%	Bed, Bath & Beyond Giant Food Old Navy

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Texas
Houston Street San Antonio, TX 78205	1890-1935	1998	183,000	$23.56	90%	Hotel Valencia Walgreens
Virginia
29th Place (Shoppers’ World) Charlottesville, VA 22091(11)	1975-2001	2007	169,000	$16.14	97%	DSW Stein Mart Staples
Barcroft Plaza Falls Church, VA 22041(9)(11)	1963, 1972 & 1990	2006-2007	100,000	$22.95	89%	Harris Teeter Bank of America
Barracks Road Charlottesville, VA 22905(11)	1958	1985	487,000	$22.36	99%	Anthropologie Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy Michaels Ulta
Falls Plaza/Falls Plaza—East Falls Church, VA 22046	1960-1962	1967/1972	144,000	$31.54	100%	Giant Food CVS Staples
Idylwood Plaza Falls Church, VA 22030(11)	1991	1994	73,000	$42.34	100%	Whole Foods
Leesburg Plaza Leesburg, VA 20176(11)	1967	1998	236,000	$23.57	98%	Giant Food Pier 1 Imports Office Depot Petsmart
Loehmann’s Plaza Fairfax, VA 22042(11)	1971	1983	258,000	$26.77	93%	L.A. Fitness Giant Food Loehmann’s Dress Shop
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(4)(7)	1966, 1972,1987 & 2001	2003/2006	572,000	$15.91	92%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels Home Depot TJ Maxx Gold’s Gym Staples
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$34.20	100%	Whole Foods Walgreens
Pan Am Fairfax, VA 22031	1979	1993	227,000	$21.10	100%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202(11)	2001-2002	1998/2010	296,000	$35.98	99%	Harris Teeter Bed, Bath & Beyond L.A. Fitness DSW
Pike 7 Plaza Vienna, VA 22180(7)	1968	1997	164,000	$40.32	100%	DSW Staples TJ Maxx
Shops at Willow Lawn Richmond, VA 23230	1957	1983	441,000	$16.32	94%	Kroger Old Navy Ross Dress For Less Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$24.27	90%	Talbots
Tyson’s Station Falls Church, VA 22043	1954	1978	49,000	$40.58	94%	Trader Joe’s
Village at Shirlington Arlington, VA 22206(8)	1940, 2006-2009	1995	261,000	$32.94	95%	AMC Loews Carlyle Grand Café Harris Teeter
Total All Regions—Retail(12)			19,554,000	$23.83	95%
Total All Regions—Residential			1,058 units		95%
 _____________________

(1)
Represents the physical square footage of the commercial portion of the property, which may differ from the gross leasable square footage used to express percentage leased. Some of our properties include office space which is included in this square footage but is not material in total.

(2)
Average base rent is calculated as the aggregate, annualized in-place contractual (defined as cash basis including adjustments for concessions) minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces.

(3)
Retail percentage leased is expressed as a percentage of rentable commercial square feet occupied or subject to a lease under which rent is currently payable and includes square feet covered by leases for stores not yet opened. Residential percentage leased is expressed as a percentage of units occupied or subject to a lease.

(4)	All or a portion of this property is owned pursuant to a ground lease.

(5)	We own the controlling interest in this center.

(6)	We own a 90% general and limited partnership interest in these buildings.

(7)
We own all or a portion of this property in a “downREIT” partnership, of which a wholly owned subsidiary of the Trust is the sole general partner, with third party partners holding operating partnership units.

(8)	All or a portion of this property is subject to a capital lease obligation.

(9)	Properties acquired through a joint venture arrangement with affiliates of a discretionary fund created and advised by ING Clarion Partners.

(10)
The Trust controls Melville Mall through a 20 year master lease and secondary financing to the owner. Because the Trust controls the activities that most significantly impact this property and retains substantially all of the economic benefit and risk associated with it, we consolidate this property and its operations.

(11)	All or a portion of this property is encumbered by a mortgage loan.

(12)
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

	Price Per Share		Dividends Declared Per Share
	High	Low
2012
Fourth quarter	$110.03	$99.82	$0.730
Third quarter	$109.49	$103.57	$0.730
Second quarter	$104.09	$94.95	$0.690
First quarter	$97.84	$89.23	$0.690
2011
Fourth quarter	$92.45	$80.15	$0.690
Third quarter	$90.55	$75.31	$0.690
Second quarter	$88.12	$80.21	$0.670
First quarter	$84.18	$76.14	$0.670
On February 8, 2013, there were 3,305 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 45 consecutive years.
Our total annual dividends paid per common share for 2012 and 2011 were $2.80 per share and $2.70 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2013 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2012	2011
Ordinary dividend	$2.772	$2.349
Ordinary dividend eligible for 15% tax rate	—	0.027
Return of capital	—	0.162
Capital gain	0.028	0.162
	$2.800	$2.700

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
Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. On November 14, 2012 and December 27, 2012, we redeemed 1,446 and 2,048 operating partnership units, respectively, for cash. All other equity securities sold by us during 2012 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No equity securities were purchased by us during the fourth quarter of 2012, and 14,522 restricted common shares were forfeited by former employees during 2012.

ITEM 6.    SELECTED FINANCIAL DATA
The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended December 31, 2008 through 2011 have been reclassified to conform to the 2012 presentation.

	Year Ended December 31,
	2012		2011		2010		2009		2008
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$582,335		$538,701		$522,651		$510,777		$499,100
Property operating income(1)	$428,459		$382,890		$372,615		$362,359		$353,373
Income from continuing operations	$144,372		$131,554		$125,851		$101,325		$119,655
Gain on sale of real estate	$11,860		$15,075		$1,410		$1,298		$12,572
Net income	$156,232		$149,612		$128,237		$103,872		$135,153
Net income attributable to the Trust	$151,925		$143,917		$122,790		$98,304		$129,787
Net income available for common shareholders	$151,384		$143,376		$122,249		$97,763		$129,246
Net cash provided by operating activities	$296,633		$244,711		$256,735		$256,765		$228,285
Net cash used in investing activities	$(273,558)		$(196,369)		$(187,088)		$(127,341)		$(207,567)
Net cash (used in) provided by financing activities	$(53,893)		$3,667		$(189,239)		$(9,258)		$(56,186)
Dividends declared on common shares	$182,813		$171,335		$163,382		$157,638		$148,444
Weighted average number of common shares outstanding:
Basic	63,881		62,438		61,182		59,704		58,665
Diluted	64,056		62,603		61,324		59,830		58,889
Earnings per common share, basic:
Continuing operations	$2.17		$2.00		$1.95		$1.59		$1.93
Discontinued operations	—		0.29		0.03		0.04		0.26
Gain on sale of real estate	0.19		—		0.01		—		—
Total	$2.36		$2.29		$1.99		$1.63		$2.19
Earnings per common share, diluted:
Continuing operations	$2.16		$1.99		$1.94		$1.59		$1.93
Discontinued operations	—		0.29		0.03		0.04		0.26
Gain on sale of real estate	0.19		—		0.01		—		—
Total	$2.35		$2.28		$1.98		$1.63		$2.19
Dividends declared per common share	$2.84		$2.72		$2.66		$2.62		$2.52
Other Data:
Funds from operations available to common shareholders(2)(3)	$277,237		$251,576		$239,210		$211,065		$228,397
EBITDA(3)(4)	$410,918		$374,131		$352,481		$328,491		$344,465
Adjusted EBITDA(3)(4)	$399,058		$357,030		$351,071		$327,193		$331,893
Ratio of EBITDA to combined fixed charges and preferred share dividends(3)(4)(5)	3.3	x	3.5	x	3.1	x	2.8	x	3.2	x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(3)(4)(5)	3.2	x	3.3	x	3.1	x	2.7	x	3.1	x

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Balance Sheet Data:
Real estate, at cost	$4,779,674	$4,426,444	$3,895,942	$3,759,234	$3,673,685
Total assets	$3,898,565	$3,666,210	$3,159,553	$3,222,309	$3,092,776
Mortgages payable and capital lease obligations	$832,482	$810,616	$589,441	$601,884	$452,810
Notes payable	$299,575	$295,159	$97,881	$261,745	$336,391
Senior notes and debentures	$1,076,545	$1,004,635	$1,079,827	$930,219	$956,584
Preferred shares	$9,997	$9,997	$9,997	$9,997	$9,997
Shareholders’ equity	$1,310,593	$1,240,604	$1,115,768	$1,151,738	$1,084,569
Number of common shares outstanding	64,815	63,544	61,526	61,242	58,986

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
The reconciliation of net income to funds from operations available for common shareholders is as follows:

	2012	2011	2010	2009	2008
	(In thousands)
Net income	$156,232	$149,612	$128,237	$103,872	$135,153
Net income attributable to noncontrolling interests	(4,307)	(5,695)	(5,447)	(5,568)	(5,366)
Gain on sale of real estate	(11,860)	(15,075)	(1,410)	(1,298)	(12,572)
Gain on deconsolidation of VIE	—	(2,026)	—	—	—
Depreciation and amortization of real estate assets	125,611	113,188	107,187	103,104	101,450
Amortization of initial direct costs of leases	10,935	10,432	9,552	9,821	8,771
Depreciation of joint venture real estate assets	1,513	1,771	1,499	1,388	1,331
Funds from operations	278,124	252,207	239,618	211,319	228,767
Dividends on preferred shares	(541)	(541)	(541)	(541)	(541)
Income attributable to operating partnership units	943	981	980	974	950
Income attributable to unvested shares	(1,289)	(1,071)	(847)	(687)	(779)
Funds from operations available for common shareholders	$277,237	$251,576	$239,210	$211,065	$228,397

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
The reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented is as follows:

	2012	2011	2010	2009	2008
	(In thousands)
Net income	$156,232	$149,612	$128,237	$103,872	$135,153
Depreciation and amortization	142,039	126,568	119,817	115,093	111,068
Interest expense	113,336	98,465	101,882	108,781	99,163
Early extinguishment of debt	—	(296)	2,801	2,639	—
Other interest income	(689)	(218)	(256)	(1,894)	(919)
EBITDA	410,918	374,131	352,481	328,491	344,465
Gain on sale of real estate	(11,860)	(15,075)	(1,410)	(1,298)	(12,572)
Gain on deconsolidation of VIE	—	(2,026)	—	—	—
Adjusted EBITDA	$399,058	$357,030	$351,071	$327,193	$331,893

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2012, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 88 predominantly retail real estate projects comprising approximately 19.6 million square feet. In total, the real estate projects were 95.3% leased and 94.9% occupied at December 31, 2012. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2012. In total, the joint venture properties in which we own a 30% interest were 86.3% leased and 86.1% occupied at December 31, 2012. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 45 consecutive years.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. At December 31, 2012 and 2011, our allowance for doubtful accounts was $15.9 million and $17.6 million, respectively. Historically, we have recognized bad debt expense between 0.4% and 1.3% of rental income and it was 0.4% in 2012 reflecting positive economic changes and their impact to our tenants. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and correspondingly bad debt expense and net income. For example, in the event our estimates were not accurate and we were required to increase our allowance by 1% of rental income, our bad debt expense would have increased and our net income would have decreased by $5.8 million.
Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2012 and 2011, accounts receivable include approximately $56.1 million and $50.5 million, respectively, related to straight-line rents. Correspondingly, these estimates of collectability have a direct impact on our net income.
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
Land, buildings and real estate under development are recorded at cost. We compute depreciation using the straight-line method with useful lives ranging generally from 35 years to a maximum of 50 years on buildings and major improvements. Maintenance and repair costs are charged to operations as incurred. Tenant work and other major improvements, which improve or extend the life of the asset, are capitalized and depreciated over the life of the lease or the estimated useful life of the improvements, whichever is shorter. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years.
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
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $129 million and $6 million, respectively, for 2012 and $96 million and $4 million, respectively, for 2011. We capitalized external and internal costs related to other property improvements of $52 million and $1 million, respectively, for 2012 and $46 million and $1 million, respectively, for 2011. We capitalized external and internal costs related to leasing activities of $9 million and $6 million, respectively, for 2012 and $8 million and $5 million, respectively, for 2011. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $5 million, $1 million, and $5 million, respectively, for 2012 and $4 million, $1 million, and $5 million, respectively, for 2011.
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
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income solely as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. We adopted the standards effective January 1, 2012 and modified the presentation in our consolidated financial statements accordingly.
Recently Issued Accounting Pronouncement
In February 2013, the FASB issued ASU 2013-2, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-2 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income.  This pronouncement is effective for us in the first quarter of 2013 and is not expected to have a significant impact to our consolidated financial statements.
2012 Significant Property Acquisitions
In July and September 2012, we acquired three residential apartment buildings with 47 units located adjacent to Santana Row for $9.0 million. These properties provide potential future redevelopment opportunities for Santana Row.

On December 21, 2012, we acquired the fee interest in East Bay Bridge, a 438,000 square foot shopping center located in Emeryville and Oakland, California. The purchase price was $116.6 million which included the assumption of a mortgage loan with a face amount of $62.9 million and a fair value of approximately $67.6 million.  Approximately $0.9 million and $47.8 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. Additionally, we acquired a 37,000 square foot single-tenant office/warehouse building in Ontario, California for $2.5 million as part of the transaction. We incurred a total of $0.9 million of acquisition costs which are included in “general and administrative expenses” in 2012.
2012 Significant Equity and Debt Transactions and Subsequent Event
On May 8, 2012, we replaced our existing at the market (“ATM”) equity program with a new program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended December 31, 2012, we issued 167,736 common shares at a weighted average price per share of $104.46 for net cash proceeds of $17.3 million and paid $0.2 million in commissions related to the sales of these common shares. For the year ended December 31, 2012, we issued 1,040,946 common shares at a weighted average price per share of $103.69 for net cash proceeds of $106.4 million and paid $1.4 million in commissions related to the sales of these common shares. As of December 31, 2012, we had the capacity to issue up to $213.4 million in common shares under our ATM equity program.
During 2012 and subsequent to year-end, we repaid the following loans at par:

	Payoff Amount	Repayment Date	Maturity Date
	(In millions)
Courtyard Shops Mortgage Loan	$6.9	June 1, 2012	July 1, 2012
6.00% Senior Notes	175.0	July 16, 2012	July 16, 2012
Mount Vernon Mortgage Loan	10.2	October 22, 2012	April 15, 2028
Bethesda Row Mortgage Loan	20.0	November 2, 2012	January 1, 2013
Bethesda Row Mortgage Loan	3.9	December 3, 2012	February 1, 2013
White Marsh Plaza Mortgage Loan	9.0	January 2, 2013	April 1, 2013
	$225.0
On July 19, 2012, we issued $250.0 million of fixed rate senior notes that mature on August 1, 2022 and bear interest at 3.00%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were approximately $244.8 million.
In connection with the acquisition of East Bay Bridge on December 21, 2012, we assumed a mortgage loan with a face amount of $62.9 million and a fair value of approximately $67.6 million. The mortgage loan bears interest at 5.13% and matures on March 1, 2016.
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
Our properties are located in densely populated or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2013, we expect to have redevelopment projects stabilizing with projected costs of approximately $30 million.
Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at December 31, 2012 is approximately $170 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. In December 2011, we entered into agreements with AvalonBay Communities ("AvalonBay") for a portion of the first phase of development at Assembly Row which will include 450 residential units (by AvalonBay) and approximately 326,000 square feet of retail space and 90,000 square feet of office space (both by the Trust).  The Massachusetts Bay Transit Authority (MBTA) will also construct the new orange line T-Stop at the property.  Our construction on the first phase commenced during the first quarter 2012. Total expected costs for Phase I of Assembly Row range from $190 million to $200 million of which $43 million has been incurred to date. We expect Phase I to stabilize in 2015. Additionally during 2012, we continued our infrastructure work. In total, we invested $22 million in Assembly Row in 2012, net of public funding, and expect to invest between $100 million and $115 million in 2013, net of expected public funding.
In the third quarter 2012, we broke ground on the first phase of Pike & Rose in Rockville, MD, a long-term multi-phased mixed-use project located on a portion of our Mid-Pike Plaza property.  The property currently has zoning entitlements to build 1.7 million square feet of commercial-use buildings and 1,583 residential units. Phase I of Pike & Rose involves demolition of roughly 25% of the existing gross leasable area at Mid-Pike Plaza (which was completed during the second quarter 2012) and construction of 493 residential units, 151,000 square feet of retail space and 79,000 square feet of office space. Total expected costs for Phase I of Pike & Rose range from $245 million to $255 million of which $29 million has been incurred to date. We expect Phase I of the project to stabilize in 2015/2016.  We invested $43 million in Pike & Rose in 2012 and expect to invest between $75 million to $110 million in 2013.
We continue our ongoing redevelopment efforts at Santana Row and are currently under construction on a 212 unit residential building which we expect to stabilize in 2014. Santana Row currently has zoning entitlements to build an additional 348 residential units and 200,000 square feet of retail and office space. Projected costs of the 212 unit residential building are $70 million to $75 million of which $22 million has been incurred to date. We expect to incur the remaining costs for the project throughout 2013 and early 2014.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, our evaluation of whether those phases will generate an appropriate financial return and our ability to structure the development of those future phases, through entitlement sales, third party capital investment or otherwise.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our retail spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past two years.  While we have seen improvements over much of our portfolio, we continue to see some tenants being negatively impacted by the economic environment and some filing for bankruptcy, though at a lower rate than in previous years.  We believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, however, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. During 2013, we expect to see increases in rental income as a result of our significant leasing activity over the past two years which resulted in higher occupancy starting in the latter half of 2012. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2012, no single tenant accounted for more than 3.2% of annualized base rent.
We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. On occasion we also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through new or assumed mortgages.
At December 31, 2012, the leasable square feet in our properties was 94.9% occupied and 95.3% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the year ended December 31, 2012 and the comparison of 2012 and 2011, all or a portion of 77 properties were considered same-center and eight properties were considered redevelopment or expansion. For the year ended December 31, 2012, four properties were removed from same-center and two properties were added to same-center compared to the designations as of December 31, 2011. For the year ended December 31, 2011 and the comparison of 2011 and 2010, all or a portion of 79 properties were considered same-center and seven properties were considered redevelopment or expansion. For the year ended December 31, 2011, three properties were removed from same-center and one property was added to same-center compared to the designations as of December 31, 2010. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

			Change
	2012	2011	Dollars	%
	(Dollar amounts in thousands)
Rental income	$582,335	$538,701	$43,634	8.1%
Other property income	20,217	9,260	10,957	118.3%
Mortgage interest income	5,466	5,098	368	7.2%
Total property revenue	608,018	553,059	54,959	9.9%
Rental expenses	112,760	109,549	3,211	2.9%
Real estate taxes	66,799	60,620	6,179	10.2%
Total property expenses	179,559	170,169	9,390	5.5%
Property operating income	428,459	382,890	45,569	11.9%
Other interest income	689	218	471	216.1%
Income from real estate partnerships	1,757	1,808	(51)	(2.8)%
Interest expense	(113,336)	(98,465)	(14,871)	15.1%
Early extinguishment of debt	—	296	(296)	(100.0)%
General and administrative expense	(31,158)	(28,985)	(2,173)	7.5%
Depreciation and amortization	(142,039)	(126,208)	(15,831)	12.5%
Total other, net	(284,087)	(251,336)	(32,751)	13.0%
Income from continuing operations	144,372	131,554	12,818	9.7%
Discontinued operations - income	—	957	(957)	(100.0)%
Discontinued operations - gain on deconsolidation of VIE	—	2,026	(2,026)	(100.0)%
Discontinued operations - gain on sale of real estate	—	15,075	(15,075)	(100.0)%
Gain on sale of real estate	11,860	—	11,860	100.0%
Net income	156,232	149,612	6,620	4.4%
Net income attributable to noncontrolling interests	(4,307)	(5,695)	1,388	(24.4)%
Net income attributable to the Trust	$151,925	$143,917	$8,008	5.6%

Property Revenues
Total property revenue increased $55.0 million, or 9.9%, to $608.0 million in 2012 compared to $553.1 million in 2011. The percentage occupied at our shopping centers increased to 94.9% at December 31, 2012 compared to 92.4% at December 31, 2011. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $43.6 million, or 8.1%, to $582.3 million in 2012 compared to $538.7 million in 2011 due primarily to the following:

•	an increase of $29.3 million attributable to properties acquired in 2011 and 2012,

•	an increase of $8.9 million at same-center properties due primarily to increased occupancy, higher rental rates on new and renewal leases and an increase in parking income, and

•
an increase of $4.3 million at redevelopment properties due primarily to increased occupancy at certain properties, mainly our new residential building at Santana Row and higher rental rates on new leases partially offset by lower income from Mid-Pike as the property is prepared for the development of Pike & Rose.

Other Property Income
Other property income increased $11.0 million, or 118.3%, to $20.2 million in 2012 compared to $9.3 million in 2011. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at same-center properties.

Property Expenses
Total property expenses increased $9.4 million, or 5.5%, to $179.6 million in 2012 compared to $170.2 million in 2011. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $3.2 million, or 2.9%, to $112.8 million in 2012 compared to $109.5 million in 2011. This increase is primarily due to the following:

•	an increase of $3.3 million related to properties acquired in 2011 and 2012,

•	an increase of $0.9 million in operating costs due primarily to higher demolition costs,

•	an increase of $0.8 million in marketing expenses at our Assembly Row and Pike & Rose projects, and

•	an increase of $0.5 million in insurance expenses primarily at same-center properties, partially offset by

•	a decrease of $2.0 million in repairs and maintenance at same-center properties primarily due to lower snow removal costs partially offset by higher maintenance costs.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.7% in 2012 from 20.0% in 2011.
Real Estate Taxes
Real estate tax expense increased $6.2 million, or 10.2% to $66.8 million in 2012 compared to $60.6 million in 2011 due primarily to properties acquired in 2011 and 2012 and higher assessments at redevelopment and same-center properties.
Property Operating Income
Property operating income increased $45.6 million, or 11.9%, to $428.5 million in 2012 compared to $382.9 million in 2011. This increase is primarily due to properties acquired in 2011 and 2012, and growth in earnings at same-center properties and redevelopment properties.
Other
Interest Expense
Interest expense increased $14.9 million, or 15.1%, to $113.3 million in 2012 compared to $98.5 million in 2011. This increase is due primarily to the following:

•	an increase of $12.9 million due to mortgage loans secured by Plaza El Segundo and Montrose Crossing both of which were acquired in 2011, and

•	an increase of $4.7 million due to higher borrowings,
partially offset by

•	an increase of $2.0 million in capitalized interest, and

•	a decrease of $0.7 million due to a lower overall average borrowing rate.
Gross interest costs were $123.4 million and $106.6 million in 2012 and 2011, respectively. Capitalized interest was $10.1 million and $8.1 million in 2012 and 2011, respectively.
Early Extinguishment of Debt
The $0.3 million of income from early extinguishment of debt in 2011 is due to the write-off of unamortized debt premium net of a 3.0% prepayment premium and unamortized debt fees related to the payoff of our mortgage loan on Tower Shops prior to its contractual prepayment date.
General and Administrative Expense
General and administrative expense increased $2.2 million, or 7.5%, to $31.2 million in 2012 from $29.0 million in 2011. This increase is due primarily to costs related to our CFO change and higher personnel related costs partially offset by lower acquisition costs in 2012 compared to 2011.

Depreciation and Amortization
Depreciation and amortization expense increased $15.8 million, or 12.5%, to $142.0 million in 2012 from $126.2 million in 2011. This increase is due primarily to 2011 acquisitions and capital improvements at same-center and redevelopment properties.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $1.0 million for 2011 primarily represents the operating income for the period during which we owned properties sold/disposed of in 2011.
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
Gain on Sale of Real Estate
The $11.9 million gain on sale of real estate in 2012 is due to the sale of our Newbury Street Partnership's entire portfolio of three buildings on October 31, 2011. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Therefore, we recognized the gain on sale of $11.9 million in 2012.

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

Property Revenues
Total property revenue increased $11.3 million, or 2.1%, to $553.1 million in 2011 compared to $541.8 million in 2010. The percentage occupied at our shopping centers decreased to 92.4% at December 31, 2011 compared to 93.2%% at December 31, 2010. Changes in the components of property revenue are discussed below.
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
Depreciation and Amortization
Depreciation and amortization expense increased $7.3 million, or 6.2%, to $126.2 million in 2011 from $118.9 million in 2010. This increase is due primarily to 2010 and 2011 acquisitions, accelerated depreciation due to the change in use of certain redevelopment building and capital improvements at same-center properties.
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
Discontinued Operations—Gain on Sale of Real Estate
The $15.1 million gain on sale of real estate from discontinued operations in 2011 is primarily due to the sale of Feasterville Shopping Center on July 12, 2011. The $1.0 million gain on sale of real estate from discontinued operations for 2010 relates to the final settlement reached with the contractors responsible for performing defective work in previous years related to the work done in connection with the sale of certain condominium units at Santana Row.
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

Cash and cash equivalents decreased $30.8 million to $37.0 million at December 31, 2012; however, cash and cash equivalents are not the only indicator of our liquidity. We also have a $400.0 million unsecured revolving credit facility which matures on July 6, 2015 and had no borrowings outstanding at December 31, 2012. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $800.0 million. Our $275.0 million unsecured term loan that matures on November 21, 2018 also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of December 31, 2012, we had the capacity to issue up to $213.4 million in common shares under our ATM equity program.
For 2012, the maximum amount of borrowings outstanding under our revolving credit facility was $186.0 million, the weighted average amount of borrowings outstanding was $1.5 million and the weighted average interest rate, before amortization of debt fees, was 1.4%. We have approximately $163.0 million of debt maturing in 2013, of which $135.0 million relates to our 5.40% senior notes that mature in December 2013. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements during 2013 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2013 which is the result of the 212 unit residential building at Santana Row, a portion of which will be completed during 2013, and the continued construction of Phase 1 at both Assembly Row and Pike & Rose with expected openings of portions of both projects in 2014. Over the next two years, we expect to invest approximately $425 million related to the current phases of these three projects. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Year Ended December 31,
	2012	2011
	(In thousands)
Cash provided by operating activities	$296,633	$244,711
Cash used in investing activities	(273,558)	(196,369)
Cash (used in) provided by financing activities	(53,893)	3,667
(Decrease) increase in cash and cash equivalents	(30,818)	52,009
Cash and cash equivalents, beginning of year	67,806	15,797
Cash and cash equivalents, end of year	$36,988	$67,806

Net cash provided by operating activities increased $51.9 million to $296.6 million during 2012 from $244.7 million during 2011. The increase was primarily attributable to higher net income before certain non-cash items in 2012 and the payment in 2011 of the $16.2 million final judgment related to a previously disclosed lawsuit.
Net cash used in investing activities increased $77.2 million to $273.6 million during 2012 from $196.4 million during 2011. The increase was primarily attributable to:

•	$38.2 million increase in capital investments in 2012,

•	$34.6 million cash received in October 2011 from our Newbury Street Partnership due to the sale of its properties,

•	$23.7 million in proceeds from the sales of real estate in 2011, primarily due to the sale of Feasterville Shopping Center, and

•	$8.7 million payment received in June 2011 related to the refinancing of a mortgage loan receivable, partially offset by

•	$22.7 million decrease in acquisitions of real estate as we acquired East Bay Bridge in 2012 compared to three operating properties acquired in 2011, and

•	$6.9 million in contributions to the Newbury Street Partnership in 2011.
Net cash used in financing activities increased $57.6 million to $53.9 million during 2012 from $3.7 million provided by financing activities in 2011. The increase was primarily attributable to:

•	$272.2 million in net proceeds from the term loan in November 2011,

•	$100.0 million increase in senior note repayments as we repaid the $175.0 million 6.00% senior notes in July 2012 compared to the $75.0 million 4.5% senior notes in February 2011,

•	$42.7 million decrease in net proceeds from the issuance of common shares due primarily to the sale of 1.7 million shares under our ATM equity program in 2011 compared to 1.0 million in 2012, and

•	$10.6 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, partially offset by

•	$244.8 million in net proceeds from the issuance of 3.00% senior notes in July 2012,

•	$81.2 million decrease in net repayments on our revolving credit facility, net of financing costs, and

•
$38.5 million decrease in repayment of mortgages, capital leases and notes payable primarily due to the payoff of three mortgages totaling $78.4 million in 2011 compared to four mortgages totaling $41.0 million in 2012.

Contractual Commitments
The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2012:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)(1)	$2,654,616	$289,145	$704,368	$678,013	$983,090
Fixed rate debt - unconsolidated real estate partnership (principal and interest)(2)	20,002	1,056	8,272	10,674	—
Capital lease obligations (principal and interest)	200,757	5,787	11,575	11,585	171,810
Variable rate debt (principal only)(3)	9,400	—	—	9,400	—
Operating leases	57,061	1,488	2,906	2,460	50,207
Real estate commitments(4)	67,500	—	—	—	67,500
Development, redevelopment, and capital improvement obligations	233,046	171,370	61,590	86	—
Contractual operating obligations	21,885	14,804	6,790	257	34
Total contractual obligations	$3,264,267	$483,650	$795,501	$712,475	$1,272,641
 _____________________

(1)	Fixed rate debt includes our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements.

(2)	Amounts reflect our share of principal and interest payments on our unconsolidated joint venture's fixed rate debt.

(3)
Variable rate debt includes a $9.4 million bond that had an interest rate of 0.21% at December 31, 2012 and our revolving credit facility, which currently has no outstanding balance and bears interest at LIBOR plus 1.15%.

(4)
A master lease on Melville Mall includes a fixed price put option requiring us to purchase the property for $5.0 million plus the assumption of the owners’ mortgage debt. The current mortgage loan matures on September 1, 2014, is expected to be refinanced at maturity, and has an outstanding contractual balance of $21.5 million at December 31, 2012. The real estate commitments currently include the fixed $5.0 million and all payments related to the current mortgage loan are included in fixed rate debt.
In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:
(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2012, our estimated liability upon exercise of the put option would range from approximately $65 million to $71 million.
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
(c) Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2012, a total of 320,646 operating partnership units are outstanding.
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
(f) At December 31, 2012, we had letters of credit outstanding of approximately $15.9 million which are collateral for existing indebtedness and other obligations of the Trust.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2012, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At December 31, 2012, our investment in the Partnership was $33.2 million and the Partnership had approximately $57.2 million of mortgages payable outstanding.
Other than the joint venture described above and items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2012 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2012:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2012	Stated Interest Rate as of December 31, 2012	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
White Marsh Plaza (2)	Acquired	$8,970	6.04%	April 1, 2013
Crow Canyon	Acquired	19,485	5.40%	August 11, 2013
Idylwood Plaza	16,910	15,987	7.50%	June 5, 2014
Leesburg Plaza	29,423	27,818	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	35,972	7.50%	June 5, 2014
Pentagon Row	54,619	51,640	7.50%	June 5, 2014
Melville Mall (3)	Acquired	21,536	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	55,336	5.46%	January 1, 2015
Barracks Road	44,300	38,070	7.95%	November 1, 2015
Hauppauge	16,700	14,352	7.95%	November 1, 2015
Lawrence Park	31,400	26,984	7.95%	November 1, 2015
Wildwood	27,600	23,719	7.95%	November 1, 2015
Wynnewood	32,000	27,500	7.95%	November 1, 2015
Brick Plaza	33,000	28,033	7.42%	November 1, 2015
East Bay Bridge	Acquired	62,946	5.13%	March 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
Rollingwood Apartments	24,050	22,890	5.54%	May 1, 2019
29th Place (Shoppers’ World)	Acquired	5,286	5.91%	January 31, 2021
Montrose Crossing	80,000	78,755	4.20%	January 10, 2022
Chelsea	Acquired	7,454	5.36%	January 15, 2031
Subtotal		747,733
Net unamortized premium		13,056
Total mortgages payable		760,789
Notes payable
Unsecured fixed rate
Term Loan (4)	275,000	275,000	LIBOR + 1.45%	November 21, 2018
Various (5)	18,574	15,175	5.27%	Various through 2027
Unsecured variable rate
Revolving credit facility (6)	400,000	—	LIBOR + 1.15%	July 6, 2015
Escondido (municipal bonds) (7)	9,400	9,400	0.21%	October 1, 2016
Total notes payable		299,575
Senior notes and debentures
Unsecured fixed rate
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,079,200
Net unamortized discount		(2,655)
Total senior notes and debentures		1,076,545
Capital lease obligations
Various		71,693	Various	Various through 2106
Total debt and capital lease obligations		$2,208,602

_____________________

1)	Mortgages payable do not include our 30% share ($17.1 million) of the $57.2 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

2)	We repaid the loan at par on January 2, 2013.

3)
We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control the activities that most significantly impact this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.

4)	We entered into two interest rate swap agreements that effectively fix the rate on the term loan at 3.17%.

5)	The interest rate of 5.3% represents the weighted average interest rate for ten unsecured fixed rate notes payable. These notes mature between January 31, 2013 and June 27, 2027.

6)
The maximum amount drawn under our revolving credit facility during 2012 was $186.0 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.42%.

7)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2012, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2012:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2013	$135,256		$40,296	$25	$175,577
2014	160,249		158,855	25	319,129
2015	275	(1)	206,007	27	206,309
2016	134,702		62,412	30	197,144
2017	200,335		177,654	34	378,023
Thereafter	747,958		102,509	71,552	922,019
	$1,378,775		$747,733	$71,693	$2,198,201	(2)
_____________________

1)	Our $400.0 million revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option. As of December 31, 2012, there was nothing drawn under this credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of December 31, 2012.

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
In November 2011, we entered into two interest rate swap agreements that effectively fixed the rate on the $275.0 million term loan at 3.17%. Both swaps were designated and qualified as cash flow hedges and are recorded at fair value. Hedge ineffectiveness did not impact earnings in 2012 and 2011, and we do not anticipate it will have a significant effect in the future. We had no derivative instruments outstanding during 2010.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$156,232	$149,612	$128,237
Net income attributable to noncontrolling interests	(4,307)	(5,695)	(5,447)
Gain on sale of real estate	(11,860)	(15,075)	(1,410)
Gain on deconsolidation of VIE	—	(2,026)	—
Depreciation and amortization of real estate assets	125,611	113,188	107,187
Amortization of initial direct costs of leases	10,935	10,432	9,552
Depreciation of joint venture real estate assets	1,513	1,771	1,499
Funds from operations	278,124	252,207	239,618
Dividends on preferred shares	(541)	(541)	(541)
Income attributable to operating partnership units	943	981	980
Income attributable to unvested shares	(1,289)	(1,071)	(847)
Funds from operations available for common shareholders	$277,237	$251,576	$239,210
Weighted average number of common shares, diluted (1)	64,389	62,964	61,693
Funds from operations available for common shareholders, per diluted share	$4.31	$4.00	$3.88
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of December 31, 2012, we were party to two interest rate swap agreements that effectively fix the rate on the $275.0 million term loan at 3.17%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2012, we had $2.2 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements, and $71.7 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2012 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $80.0 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2012 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $84.9 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2012, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of December 31, 2012. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Quarterly Assessment
We carried out an assessment as of December 31, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports, such as this report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President-Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. These controls and procedures are based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. Rules adopted by the SEC require that we present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report.

Internal Control over Financial Reporting
Establishing and maintaining internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Executive Vice President-Chief Financial Officer, as appropriate, and effected by our employees, including management and our Board of Trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. This process includes policies and procedures that:

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2013 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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
(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page F-31.
(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
(b) See Exhibit Index
(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 12, 2013.

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

Signature	Title	Date

/S/ DONALD C. WOOD	President, Chief Executive Officer and	February 12, 2013
Donald C. Wood	Trustee (Principal Executive Officer)

/S/ JAMES M. TAYLOR, JR.	Executive Vice President-Chief Financial	February 12, 2013
James M. Taylor, Jr.	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ JOSEPH S. VASSALLUZZO	Non-Executive Chairman	February 12, 2013
Joseph S. Vassalluzzo

/S/ JON E. BORTZ	Trustee	February 12, 2013
Jon E. Bortz

/S/ DAVID W. FAEDER	Trustee	February 12, 2013
David W. Faeder

/S/ KRISTIN GAMBLE	Trustee	February 12, 2013
Kristin Gamble

/S/ GAIL P. STEINEL	Trustee	February 12, 2013
Gail P. Steinel

/S/ WARREN M. THOMPSON	Trustee	February 12, 2013
Warren M. Thompson

Item 8 and Item 15(a)(1) and (2)

All other schedules have been omitted either because the information is not applicable, not material, or is disclosed in our consolidated financial statements and related notes.

Management Assessment Report on Internal Control over Financial Reporting
The management of Federal Realty is responsible for establishing and maintaining adequate internal control over financial reporting. Establishing and maintaining internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Executive Vice President - Chief Financial Officer, as appropriate, and effected by our employees, including management and our Board of Trustees, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes policies and procedures that:

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
Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective, based on those criteria, as of December 31, 2012.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federal Realty Investment Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Federal Realty Investment Trust’s internal control over financial reporting based on our audit.
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
In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Trust as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 12, 2013 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
McLean, Virginia
February 12, 2013

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and subsidiaries (collectively, the "Trust") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1) and (2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Trust and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 12, 2013 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
McLean, Virginia
February 12, 2013

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Real estate, at cost
Operating (including $278,826 and $263,570 of consolidated variable interest entities, respectively)	$4,490,960	$4,232,608
Construction-in-progress	288,714	193,836
	4,779,674	4,426,444
Less accumulated depreciation and amortization (including $12,024 and $4,991 of consolidated variable interest entities, respectively)	(1,224,295)	(1,127,588)
Net real estate	3,555,379	3,298,856
Cash and cash equivalents	36,988	67,806
Accounts and notes receivable, net	73,861	75,921
Mortgage notes receivable, net	55,648	55,967
Investment in real estate partnership	33,169	34,352
Prepaid expenses and other assets	132,659	121,492
Debt issuance costs, net of accumulated amortization of $10,140 and $9,098, respectively	10,861	11,816
TOTAL ASSETS	$3,898,565	$3,666,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $205,299 and $207,683 of consolidated variable interest entities, respectively)	$760,789	$747,523
Capital lease obligations	71,693	63,093
Notes payable	299,575	295,159
Senior notes and debentures	1,076,545	1,004,635
Accounts payable and accrued expenses	120,929	104,660
Dividends payable	47,685	44,229
Security deposits payable	12,957	12,221
Other liabilities and deferred credits	103,379	68,761
Total liabilities	2,493,552	2,340,281
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	94,420	85,325
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 64,815,446 and 63,544,150 shares issued and outstanding, respectively	648	636
Additional paid-in capital	1,875,525	1,764,940
Accumulated dividends in excess of net income	(586,970)	(555,541)
Accumulated other comprehensive loss	(12,388)	(3,940)
Total shareholders’ equity of the Trust	1,286,812	1,216,092
Noncontrolling interests	23,781	24,512
Total shareholders’ equity	1,310,593	1,240,604
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,898,565	$3,666,210

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
REVENUE
Rental income	$582,335	$538,701	$522,651
Other property income	20,217	9,260	14,545
Mortgage interest income	5,466	5,098	4,601
Total revenue	608,018	553,059	541,797
EXPENSES
Rental expenses	112,760	109,549	110,519
Real estate taxes	66,799	60,620	58,663
General and administrative	31,158	28,985	24,189
Litigation provision	—	—	330
Depreciation and amortization	142,039	126,208	118,878
Total operating expenses	352,756	325,362	312,579
OPERATING INCOME	255,262	227,697	229,218
Other interest income	689	218	256
Interest expense	(113,336)	(98,465)	(101,882)
Early extinguishment of debt	—	296	(2,801)
Income from real estate partnerships	1,757	1,808	1,060
INCOME FROM CONTINUING OPERATIONS	144,372	131,554	125,851
DISCONTINUED OPERATIONS
Discontinued operations - income	—	957	976
Discontinued operations - gain on deconsolidation of VIE	—	2,026	—
Discontinued operations - gain on sale of real estate	—	15,075	1,000
Results from discontinued operations	—	18,058	1,976
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	144,372	149,612	127,827
Gain on sale of real estate	11,860	—	410
NET INCOME	156,232	149,612	128,237
Net income attributable to noncontrolling interests	(4,307)	(5,695)	(5,447)
NET INCOME ATTRIBUTABLE TO THE TRUST	151,925	143,917	122,790
Dividends on preferred shares	(541)	(541)	(541)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$151,384	$143,376	$122,249
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$2.17	$2.00	$1.95
Discontinued operations	—	0.29	0.03
Gain on sale of real estate	0.19	—	0.01
	$2.36	$2.29	$1.99
Weighted average number of common shares, basic	63,881	62,438	61,182
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$2.16	$1.99	$1.94
Discontinued operations	—	0.29	0.03
Gain on sale of real estate	0.19	—	0.01
	$2.35	$2.28	$1.98
Weighted average number of common shares, diluted	64,056	62,603	61,324

NET INCOME	$156,232	$149,612	$128,237
Other comprehensive loss - change in value of interest rate swaps	(8,448)	(3,940)	—
COMPREHENSIVE INCOME	147,784	145,672	128,237
Comprehensive income attributable to noncontrolling interests	(4,307)	(5,695)	(5,447)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$143,477	$139,977	$122,790

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2009	399,896	$9,997	61,242,050	$612	$1,606,115	$(486,449)	$—	$21,463	$1,151,738
Net income, excluding $2,986 attributable to redeemable noncontrolling interests	—	—	—	—	—	122,790	—	2,461	125,251
Dividends declared to common shareholders	—	—	—	—	—	(163,382)	—	—	(163,382)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(2,223)	(2,223)
Common shares issued	—	—	190	—	14	—	—	—	14
Exercise of stock options	—	—	107,493	1	4,051	—	—	—	4,052
Shares issued under dividend reinvestment plan	—	—	34,401	—	2,544	—	—	—	2,544
Share-based compensation expense, net	—	—	135,338	2	6,485	—	—	—	6,487
Conversion and redemption of OP units	—	—	6,946	—	532	—	—	(669)	(137)
Adjustment to redeemable noncontrolling interests	—	—	—	—	(8,035)	—	—	—	(8,035)
BALANCE AT DECEMBER 31, 2010	399,896	9,997	61,526,418	615	1,611,706	(527,582)	—	21,032	1,115,768
Net income, excluding $3,492 attributable to redeemable noncontrolling interests	—	—	—	—	—	143,917	—	2,203	146,120
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(3,940)	—	(3,940)
Dividends declared to common shareholders	—	—	—	—	—	(171,335)	—	—	(171,335)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(2,320)	(2,320)
Common shares issued	—	—	1,662,230	17	139,281	—	—	—	139,298
Exercise of stock options	—	—	237,271	3	15,187	—	—	—	15,190
Shares issued under dividend reinvestment plan	—	—	28,823	—	2,374	—	—	—	2,374
Share-based compensation expense, net	—	—	89,408	1	8,246	—	—	—	8,247
Conversion and redemption of OP units	—	—	—	—	(96)	—	—	(55)	(151)
Purchase of noncontrolling interest	—	—	—	—	(2,331)	—	—	(207)	(2,538)
Deconsolidation of VIE	—	—	—	—	—	—	—	(420)	(420)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,279	4,279
Adjustment to redeemable noncontrolling interests	—	—	—	—	(9,427)	—	—	—	(9,427)
BALANCE AT DECEMBER 31, 2011	399,896	9,997	63,544,150	636	1,764,940	(555,541)	(3,940)	24,512	1,240,604
Net income, excluding $2,592 attributable to redeemable noncontrolling interests	—	—	—	—	—	151,925	—	1,715	153,640
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(8,448)	—	(8,448)
Dividends declared to common shareholders	—	—	—	—	—	(182,813)	—	—	(182,813)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(2,232)	(2,232)
Common shares issued	—	—	1,039,405	10	106,209	—	—	—	106,219
Exercise of stock options	—	—	97,430	1	5,666	—	—	—	5,667
Shares issued under dividend reinvestment plan	—	—	22,814	—	2,248	—	—	—	2,248
Share-based compensation expense, net	—	—	111,647	1	10,370	—	—	—	10,371
Conversion and redemption of OP units	—	—	—	—	(439)	—	—	(389)	(828)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	175	175
Adjustment to redeemable noncontrolling interests	—	—	—	—	(13,469)	—	—	—	(13,469)
BALANCE AT DECEMBER 31, 2012	399,896	$9,997	64,815,446	$648	$1,875,525	$(586,970)	$(12,388)	$23,781	$1,310,593
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
OPERATING ACTIVITIES
Net income	$156,232	$149,612	$128,237
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	142,039	126,568	119,817
Litigation provision	—	—	(250)
Gain on sale of real estate	(11,860)	(15,075)	(1,410)
Gain on deconsolidation of VIE	—	(2,026)	—
Early extinguishment of debt	—	(296)	2,801
Income from real estate partnerships	(1,757)	(1,808)	(1,060)
Other, net	4,348	3,871	4,099
Changes in assets and liabilities, net of effects of acquisitions and dispositions
Increase in accounts receivable	7,332	1,888	7,461
(Increase) decrease in prepaid expenses and other assets	(7,793)	2,613	(2,824)
Increase (decrease) in accounts payable and accrued expenses	3,259	(14,994)	(879)
Increase (decrease) in security deposits and other liabilities	4,833	(5,642)	743
Net cash provided by operating activities	296,633	244,711	256,735
INVESTING ACTIVITIES
Acquisition of real estate	(80,865)	(103,557)	(57,133)
Capital expenditures - development and redevelopment	(129,346)	(91,922)	(50,414)
Capital expenditures - other	(51,325)	(50,540)	(38,681)
Proceeds from sale of real estate	—	23,695	—
Investment in real estate partnerships	—	(6,947)	(16,930)
Distribution from real estate partnership in excess of earnings	1,116	1,070	237
Distribution from sale of real estate partnership properties	—	34,617	—
Leasing costs	(14,233)	(12,415)	(10,272)
Repayment of mortgage and other notes receivable, net	1,095	9,630	(13,895)
Net cash used in investing activities	(273,558)	(196,369)	(187,088)
FINANCING ACTIVITIES
Net (repayments) borrowings under revolving credit facility, net of costs	—	(81,159)	76,550
Issuance of senior notes, net of costs	244,807	—	148,457
Purchase and retirement of senior notes/debentures	(175,000)	(75,000)	—
Issuance of mortgages, capital leases and notes payable, net of costs	5,399	272,193	9,950
Repayment of mortgages, capital leases and notes payable	(53,414)	(91,952)	(262,340)
Issuance of common shares	114,134	156,862	6,610
Dividends paid to common and preferred shareholders	(179,884)	(169,254)	(163,120)
Distributions to and redemptions of noncontrolling interests	(9,935)	(8,023)	(5,346)
Net cash (used in) provided by financing activities	(53,893)	3,667	(189,239)
(Decrease) increase in cash and cash equivalents	(30,818)	52,009	(119,592)
Cash and cash equivalents at beginning of year	67,806	15,797	135,389
Cash and cash equivalents at end of year	$36,988	$67,806	$15,797

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of December 31, 2012, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 88 predominantly retail real estate projects.
We operate in a manner intended to enable us to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2011 and 2010 amounts have been reclassified to conform to current period presentation.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection. At December 31, 2012 and 2011, our allowance for doubtful accounts was $15.9 million and $17.6 million, respectively.
In some cases, primarily relating to straight-line rents, the collection of accounts receivable extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2012 and 2011, accounts receivable include approximately $56.1 million and $50.5 million, respectively, related to straight-line rents.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2012, 2011 and 2010, real estate depreciation expense was $128.7 million, $114.2 million and $108.3 million, respectively, including amounts from discontinued operations and assets under capital lease obligations.
Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The application of this criteria can be complex and requires us to make assumptions. We believe this criteria was met for all real estate sold during the periods presented.
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
Transaction costs related to the acquisition of a business, such as broker fees, transfer taxes, legal, accounting, valuation, and other professional and consulting fees, are expensed as incurred and included in “general and administrative expenses” in our consolidated statements of comprehensive income. The acquisition of an operating shopping center typically qualifies as a business. For asset acquisitions not meeting the definition of a business, transaction costs are capitalized as part of the acquisition cost.
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

Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2012, we had $33.6 million in excess of the FDIC insured limit.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist primarily of lease costs, prepaid property taxes and acquired above market leases. Capitalized lease costs are direct costs incurred which were essential to originate a lease and would not have been incurred had the leasing transaction not taken place and include third party commissions and salaries and related costs of personnel directly related to time spent obtaining a lease. Capitalized lease costs are amortized over the life of the related lease. If a tenant vacates its space prior to the contractual termination of its lease, the unamortized balance of any previously capitalized lease costs are written off. Other assets also include the premiums paid for split dollar life insurance for one current officer and several former officers which were approximately $4.6 million at December 31, 2012 and 2011.
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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify $4.2 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not impact earnings in 2012 and 2011, and we do not anticipate it will have a significant effect in the future. We had no hedging instruments outstanding during 2010.
Mortgage Notes Receivable
We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. On some of the loans we receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2012 and 2011.

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
Share Based Compensation
We grant share based compensation awards to employees and trustees typically in the form of options, commons shares, and restricted common shares. We measure stock based compensation expense based on the grant date fair value of the award and recognize the expense ratably over the requisite service period, which is typically the vesting period. See Note 15 for further discussion regarding our share based compensation plans and policies.
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
On October 16, 2006, we acquired the leasehold interest in Melville Mall under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption of the first mortgage and repayment of the second mortgage. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5.0 million and the assumption of the owner’s mortgage debt. We have determined that this property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, beginning October 16, 2006, we consolidated this property and its operations. As of December 31, 2012 and 2011, $21.4 million and $22.1 million, respectively, are included in mortgages payable (net of unamortized discounts) for the mortgage loan secured by Melville Mall, however, the loan is not our legal obligation. At December 31, 2012 and 2011, net real estate assets related to Melville Mall included in our consolidated balance sheet are approximately $63.1 million and $64.0 million, respectively.
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

We determined the joint venture that owns Plaza El Segundo is a variable interest entity for which we are the primary beneficiary.  We are the managing member and own 48.2% of the entity.  We control the significant operating decisions, consequently having the power to direct the activities that most significantly impact economic performance of the VIE, and have the obligation to absorb the majority of the losses and receive the majority of the benefits.  Therefore, the entity is consolidated in our financial statements as of December 30, 2011.  As of December 31, 2012 and 2011, net real estate assets related to Plaza El Segundo included in our consolidated balance sheet are approximately $189.4 million and $194.6 million, respectively, and mortgages payable (net of unamortized premium) of $183.9 million and $185.6 million, respectively.  Plaza El Segundo's creditors do not have recourse to our general credit.  Our maximum exposure to loss is approximately $17.5 million.
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
The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2012	2011
	(in thousands)
Beginning balance	$85,325	$65,362
Net income	2,592	3,492
Distributions & Redemptions	(6,985)	(3,020)
Contributions	19	10,064
Adjustment to redeemable noncontrolling interests	13,469	9,427
Ending balance	$94,420	$85,325
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2008. As of December 31, 2012 and 2011, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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

Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The pronouncement was issued to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. We adopted the standard effective January 1, 2012 and it did not have a significant impact to our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to present components of other comprehensive income solely as part of the statement of shareholders’ equity and requires the presentation of components of net income and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. We adopted the standards effective January 1, 2012 and modified the presentation in our consolidated financial statements accordingly. Other comprehensive loss in our financial statements relates to the change in valuation on our interest rate swap agreements as further discussed in Note 8.
Recently Issued Accounting Pronouncement
In February 2013, the FASB issued ASU 2013-2, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-2 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income.  This pronouncement is effective for us in the first quarter of 2013 and is not expected to have a significant impact to our consolidated financial statements.
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$123,441	$106,562	$108,167
Interest capitalized	(10,105)	(8,097)	(6,285)
Interest expense	$113,336	$98,465	$101,882
Cash paid for interest, net of amounts capitalized	$114,419	$95,424	$98,932
Cash (refunded) paid for income taxes	$(1,151)	$832	$255
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loan assumed/entered into with acquisition	$67,615	$308,506	$—
Deconsolidation of VIE	$—	$18,311	$—
Capital lease obligation	$—	$4,556	$—
Extinguishment of deferred ground rent liability	$—	$—	$8,832
Extinguishment of capital lease obligation	$—	$—	$1,031
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

NOTE 3—REAL ESTATE
A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2012
Retail and mixed-use properties	$4,655,943	$(1,187,993)	$737,899
Retail properties under capital leases	114,571	(29,051)	71,693
Residential	9,160	(7,251)	22,890
	$4,779,674	$(1,224,295)	$832,482
December 31, 2011
Retail and mixed-use properties	$4,304,089	$(1,087,704)	$724,287
Retail properties under capital leases	113,605	(33,019)	63,093
Residential	8,750	(6,865)	23,236
	$4,426,444	$(1,127,588)	$810,616
Retail and mixed-use properties includes the residential portion of Santana Row, Bethesda Row and Congressional Plaza. The residential property investment is our investment in Rollingwood Apartments.

2012 Significant Property Acquisitions
In July and September 2012, we acquired three residential apartment buildings with 47 units located adjacent to Santana Row for $9.0 million. These properties provide potential future redevelopment opportunities for Santana Row.

On December 21, 2012, we acquired the fee interest in East Bay Bridge, a 438,000 square foot shopping center located in Emeryville and Oakland, California. The purchase price was $116.6 million which included the assumption of a mortgage loan with a face amount of $62.9 million and a fair value of approximately $67.6 million.  Approximately $0.9 million and $47.8 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. Additionally, we acquired a 37,000 square foot single-tenant office/warehouse building in Ontario, California for $2.5 million as part of the transaction. We incurred a total of $0.9 million of acquisition costs which are included in “general and administrative expenses” in 2012.
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
On July 12, 2011, we sold Feasterville Shopping Center located in Feasterville, Pennsylvania for a sales price of $20.0 million resulting in a gain of $14.8 million. The operations of this property are included in “discontinued operations” in the consolidated statements of comprehensive income for all periods presented. The sale was completed as a Section 1031 tax deferred exchange transaction with the acquisition of Tower Shops.
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

NOTE 4—MORTGAGE NOTES RECEIVABLE
At December 31, 2012 and 2011, we had five mortgage notes receivable with an aggregate carrying amount of $55.6 million and $56.0 million, respectively. Approximately $44.9 million and $44.7 million of the loans are secured by first mortgages on retail buildings at December 31, 2012 and 2011, respectively. One of the loans, which is secured by a second mortgage on a hotel at our Santana Row property, was considered impaired when it was amended in August 2006. At December 31, 2012 and 2011, the loan has an outstanding face amount of $12.9 million and $14.2 million, respectively, and is carried net of a valuation allowance of $2.1 million and $2.9 million, respectively. At December 31, 2012 and 2011, our mortgages had a weighted average interest rate of 9.4% and 9.2%, respectively. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and upon sale, share in the appreciation of the properties.
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
Because the loans were in default, we had certain rights under the first mortgage loan agreement that gave us the ability to direct the activities that most significantly impacted the shopping center. Although we did not exercise those rights, the existence of those rights in the loan agreement resulted in the entity being a VIE. Additionally, given our investment in both the first and second mortgage on the property, the overall decline in fair market value since the loans were initiated, and the default status of the loans, we also had the obligation to absorb losses or rights to receive benefits that could potentially be significant to the VIE. Consequently, we were the primary beneficiary of this VIE and consolidated the shopping center and adjacent building from March 30, 2010 to June 29, 2011; the operations of the entity are included in “discontinued operations”.
In conjunction with the refinancing of the loans, we re-evaluated our status as the primary beneficiary of the VIE. Because the loan is not in default, we no longer have those certain rights that give us the ability to control the activities that most significantly impact the shopping center. Our current involvement in the property is solely as the lender on the mortgage loan with protective rights as the lender. Therefore, we are no longer the primary beneficiary and deconsolidated the entity as of June 30, 2011. The mortgage loan receivable was recorded at its estimated fair value of $11.9 million and we recognized a $2.0 million gain on deconsolidation as part of the refinancing which is included in “discontinued operations - gain on deconsolidation of VIE” for the year ended December 31, 2011. As of December 31, 2012, the loan was performing and the carrying amount of the mortgage loan of $11.7 million is included in “mortgage notes receivable” on the balance sheet. This amount also reflects our maximum exposure to loss related to this investment.
The change in design of the entity including the refinancing of the loan was a VIE reconsideration event. Given that the loan is no longer in default, we, as lender, do not have the power to direct the activities that most significantly impact the entity, and the additional equity investment at risk provided by the entity’s equity holders, the entity is no longer a VIE.

NOTE 5—REAL ESTATE PARTNERSHIPS
Federal/Lion Venture LP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2012, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. As of December 31, 2012, we have made total contributions of $42.1 million and received total distributions of $15.7 million.
The following tables provide summarized operating results and the financial position of the Partnership:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
OPERATING RESULTS
Revenue	$19,051	$19,289	$18,639
Expenses
Other operating expenses	5,234	5,593	6,149
Depreciation and amortization	5,508	5,179	5,046
Interest expense	3,376	3,388	3,400
Total expenses	14,118	14,160	14,595
Net income	$4,933	$5,129	$4,044
Our share of net income from real estate partnership	$1,815	$1,771	$1,449

	December 31,
	2012	2011
	(In thousands)
BALANCE SHEETS
Real estate, net	$174,509	$178,693
Cash	2,735	3,035
Other assets	5,536	6,116
Total assets	$182,780	$187,844
Mortgages payable	$57,155	$57,376
Other liabilities	4,771	5,391
Partners’ capital	120,854	125,077
Total liabilities and partners’ capital	$182,780	$187,844
Our share of unconsolidated debt	$17,147	$17,213
Our investment in real estate partnership	$33,169	$34,352

Taurus Newbury Street JV II Limited Partnership
In May 2010, we formed Taurus Newbury Street JV II Limited Partnership (“Newbury Street Partnership”), a joint venture with an affiliate of Taurus Investment Holdings, LLC (“Taurus”), to acquire, operate and redevelop properties located primarily in the Back Bay section of Boston, Massachusetts. We held an 85% limited partnership interest in Newbury Street Partnership and Taurus held a 15% limited partnership interest and served as general partner. As general partner, Taurus was responsible for the operation and management of the properties, subject to our approval on major decisions. We evaluated the entity and determined that it was not a VIE. Accordingly, given Taurus’ role as general partner, we accounted for our interest in Newbury Street Partnership using the equity method. Accounting policies for the Newbury Street Partnership were similar to accounting policies followed by the Trust. Intercompany profit generated from interest income on loans we provided to the partnership are eliminated in consolidation. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Our share of earnings in the consolidated statements of comprehensive income in 2011 was income of less than $0.1 million.
On May 26, 2010, Newbury Street Partnership acquired the fee interest in two buildings located on Newbury Street in Boston, Massachusetts for a purchase price of $17.5 million. We contributed $7.8 million towards the acquisition and provided an $8.8 million interest-only loan secured by the buildings. On May 26, 2011, Newbury Street Partnership acquired the fee interest in a third building for a purchase price of $6.2 million. We contributed approximately $2.8 million towards the acquisition and provided a $3.1 million interest-only loan secured by the building. The $11.8 million loans bore interest at LIBOR plus 400 basis points and were to mature on May 25, 2012.
On October 31, 2011, our Newbury Street Partnership sold its entire portfolio of three buildings for $44.0 million.  As part of the sale, we received $34.6 million of the net proceeds which included the repayment of our $11.8 million loans. Due to our earnings being recorded one quarter in arrears, we recognized the gain on sale of $11.9 million in the first quarter of 2012. At December 31, 2011, the deferred gain was included in "other liabilities and deferred credits" on the balance sheet.

NOTE 6—ACQUIRED IN-PLACE LEASES
Acquired above market leases are included in prepaid expenses and other assets and had a balance of $31.8 million at both December 31, 2012 and 2011, and accumulated amortization of $14.3 million and $11.9 million at December 31, 2012 and 2011, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance of $110.1 million and $63.4 million and accumulated amortization of $29.8 million and $26.3 million at December 31, 2012 and 2011, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income included amortization from acquired above market leases of $3.4 million, $2.4 million and $2.0 million in 2012, 2011 and 2010, respectively and amortization from acquired below market leases of $4.5 million, $3.8 million and $3.6 million in 2012, 2011 and 2010, respectively. The remaining weighted-average amortization period as of December 31, 2012, is 6.6 years and 22.7 years for above market leases and below market leases, respectively.
The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2013	$2,749	$5,716
2014	2,632	5,103
2015	2,503	4,824
2016	2,199	4,487
2017	1,574	4,117
Thereafter	5,868	56,087
	$17,525	$80,334

NOTE 7—DEBT
The following is a summary of our total debt outstanding as of December 31, 2012 and 2011:

	Principal Balance as of December 31,		Stated Interest Rate as of
Description of Debt	2012	2011	December 31, 2012	Stated Maturity Date
Mortgages payable	(Dollars in thousands)
Courtyard Shops	$—	$7,045	6.87%	July 1, 2012
Bethesda Row	—	19,993	5.37%	January 1, 2013
Bethesda Row	—	4,016	5.05%	February 1, 2013
White Marsh Plaza	8,970	9,284	6.04%	April 1, 2013
Crow Canyon	19,485	19,951	5.40%	August 11, 2013
Idylwood Plaza	15,987	16,276	7.50%	June 5, 2014
Leesburg Plaza	27,818	28,320	7.50%	June 5, 2014
Loehmann’s Plaza	35,972	36,621	7.50%	June 5, 2014
Pentagon Row	51,640	52,572	7.50%	June 5, 2014
Melville Mall	21,536	22,325	5.25%	September 1, 2014
THE AVENUE at White Marsh	55,336	56,603	5.46%	January 1, 2015
Barracks Road	38,070	38,995	7.95%	November 1, 2015
Hauppauge	14,352	14,700	7.95%	November 1, 2015
Lawrence Park	26,984	27,640	7.95%	November 1, 2015
Wildwood	23,719	24,295	7.95%	November 1, 2015
Wynnewood	27,500	28,168	7.95%	November 1, 2015
Brick Plaza	28,033	28,757	7.42%	November 1, 2015
East Bay Bridge	62,946	—	5.13%	March 1, 2016
Plaza El Segundo	175,000	175,000	6.33%	August 5, 2017
Rollingwood Apartments	22,890	23,236	5.54%	May 1, 2019
29th Place (Shoppers’ World)	5,286	5,444	5.91%	January 31, 2021
Montrose Crossing	78,755	80,000	4.20%	January 10, 2022
Mount Vernon	—	10,554	5.66%	April 15, 2028
Chelsea	7,454	7,628	5.36%	January 15, 2031
Subtotal	747,733	737,423
Net unamortized premium	13,056	10,100
Total mortgages payable	760,789	747,523
Notes payable
Revolving credit facility	—	—	LIBOR + 1.15%	July 6, 2015
Escondido (municipal bonds)	9,400	9,400	0.21%	October 1, 2016
Term loan	275,000	275,000	LIBOR + 1.45%	November 21, 2018
Various	15,175	10,759	5.27%	Various through 2027
Total notes payable	299,575	295,159
Senior notes and debentures
6.00% notes	—	175,000	6.00%	July 16, 2012
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	—	3.00%	August 1, 2022
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal	1,079,200	1,004,200
Net unamortized (discount) premium	(2,655)	435
Total senior notes and debentures	1,076,545	1,004,635
Capital lease obligations
Various	71,693	63,093	Various	Various through 2106
Total debt and capital lease obligations	$2,208,602	$2,110,410

During 2012, we repaid the following loans at par:

	Payoff Amount	Repayment Date	Maturity Date
	(In millions)
Courtyard Shops Mortgage Loan	$6.9	June 1, 2012	July 1, 2012
6.00% Senior Notes	175.0	July 16, 2012	July 16, 2012
Mount Vernon Mortgage Loan	10.2	October 22, 2012	April 15, 2028
Bethesda Row Mortgage Loan	20.0	November 2, 2012	January 1, 2013
Bethesda Row Mortgage Loan	3.9	December 3, 2012	February 1, 2013
	$216.0
On July 19, 2012, we issued $250.0 million of fixed rate senior notes that mature on August 1, 2022 and bear interest at 3.00%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were approximately $244.8 million.
In connection with the acquisition of East Bay Bridge on December 21, 2012, we assumed a mortgage loan with a face amount of $62.9 million and a fair value of approximately $67.6 million. The mortgage loan bears interest at 5.13% and matures on March 1, 2016.
During 2012, 2011 and 2010, the maximum amount of borrowings outstanding under our revolving credit facility was $186.0 million, $265.0 million and $82.0 million, respectively. The weighted average amount of borrowings outstanding was $1.5 million, $163.5 million and $23.4 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.4%, 1.0% and 0.7%, respectively. The revolving credit facility requires an annual facility fee of $0.8 million. At December 31, 2012 and 2011, our revolving credit facility had no amounts outstanding.
Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2012, we were in compliance with all loan covenants.
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2012 are as follows:

	Mortgages Payable	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2013	$40,296	$256		$135,000	$175,552
2014	158,855	10,249		150,000	319,104
2015	206,007	275	(1)	—	206,282
2016	62,412	9,702		125,000	197,114
2017	177,654	335		200,000	377,989
Thereafter	102,509	278,758		469,200	850,467
	$747,733	$299,575		$1,079,200	$2,126,508	(2)
 _____________________

(1)	Our $400.0 million revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option. As of December 31, 2012, there was nothing drawn under this credit facility.

(2)	The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized discount or premium on certain senior notes, debentures and mortgages payable.

Future minimum lease payments and their present value for property under capital leases as of December 31, 2012, are as follows:

(In thousands)
Year ending December 31,
2013	$5,787
2014	5,788
2015	5,787
2016	5,788
2017	5,797
Thereafter	171,810
200,757
Less amount representing interest	(129,064)
Present value	$71,693

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

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,060,364	$1,110,757	$1,042,682	$1,099,273
Senior notes and debentures	$1,076,545	$1,190,833	$1,004,635	$1,085,309

As of December 31, 2012, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018, and effectively fix the rate of the term loan at 3.17%. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable debt. Within the next 12 months, we expect to reclassify an estimated $4.2 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of December 31, 2012, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2012 and 2011, was a liability of $12.4 million, and $3.9 million, respectively, and are included in "accounts payable and accrued expenses" on our consolidated balance sheet. The changes in valuation on our interest rate swaps were $8.4 million and $3.9 million (including $4.1 million and $0.3 million, respectively, reclassified from other comprehensive loss to earnings) for 2012 and 2011, and are included in "accumulated other comprehensive loss". A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$12,388	$—	$12,388	$—	$3,940	$—	$3,940

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
A trial on the issue of damages was held in April 2008, the court issued a final judgment awarding damages of $15.9 million plus costs of suit in June 2009, and in July 2009, we and the plaintiff both filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. In December 2009, the plaintiff filed an “appellee’s principal and response brief” providing additional information regarding the issues the plaintiff is appealing; our accrual of $16.4 million at December 31, 2009 reflected our best estimate of the litigation liability. A final ruling on the appeal was issued in February 2011 rejecting both appeals and consequently, affirmed the final judgment against us. Therefore, in December 2010, we adjusted our accrual to $16.2 million which reflects the amount we paid in first quarter 2011. The net change in our accrual in 2010 as well as additional legal and other costs related to the lawsuit and appeal process are included in “litigation provision” in our consolidated statements of comprehensive income.
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

In 2005 and 2006, warranty reserves for condominium units sold at Santana Row were established to cover potential costs for materials, labor and other items associated with warranty-type claims that may arise within the ten-year statutorily mandated latent construction defect warranty period. In 2006 and 2007, we increased our warranty reserves related to defective work done by third party contractors while upgrades were made to certain units being prepared for sale. Due to the inherent uncertainty, these amounts did not reflect any recoveries from the contractors responsible for the defective work. However, in 2010, we reached a settlement with the contractors responsible for performing the defective work for approximately $1.0 million which is included in “Discontinued operations—gain on sale of real estate”.
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
At December 31, 2012 and 2011, our reserves for warranties and general liability costs were $7.1 million for both periods and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2012 and 2011, we made payments from these reserves of $1.3 million and $0.9 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.
At December 31, 2012, we had letters of credit outstanding of approximately $15.9 million which are collateral for existing indebtedness and other obligations of the Trust.
As of December 31, 2012 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $233.0 million.
We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2012:

(In thousands)
Year ending December 31,
2013	$1,488
2014	1,478
2015	1,428
2016	1,372
2017	1,088
Thereafter	50,207
$57,061
A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.
Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2012, our estimated maximum liability upon exercise of the put option would range from approximately $65 million to $71 million.
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

A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million and the assumption of the owner’s debt which is $21.5 million at December 31, 2012. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million and the assumption of the owner’s mortgage debt.
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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 320,646 operating partnership units are outstanding which have a total fair value of $33.4 million, based on our closing stock price on December 31, 2012.

NOTE 10—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2012, 2011 and 2010, 22,814 shares, 28,823 shares and 34,401 shares, respectively, were issued under the Plan.
As of December 31, 2012, 2011, and 2010, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.

On May 8, 2012, we replaced our existing at the market (“ATM”) equity program with a new program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2012, we issued 1,040,946 common shares at a weighted average price per share of $103.69 for net cash proceeds of $106.4 million and paid $1.4 million in commissions related to the sales of these common shares. For the year ended December 31, 2011, we issued 1,662,038 common shares at a weighted average price per share of $85.26 for net cash proceeds of $139.3 million and paid $2.1 million in commissions related to the sales of these common shares. As of December 31, 2012, we had the capacity to issue up to $213.4 million in common shares under our ATM equity program.

NOTE 11—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2012		2011		2010
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$2.840	$2.800	$2.720	$2.700	$2.660	$2.650
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354

A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2012	2011	2010
Common shares
Ordinary dividend	$2.772	$2.349	$2.519
Ordinary dividend eligible for 15% rate	—	0.027	0.025
Return of capital	—	0.162	0.106
Capital gain	0.028	0.162	—
	$2.800	$2.700	$2.650
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	1.340	1.246	1.341
Ordinary dividend eligible for 15% rate	—	0.013	0.013
Capital gain	0.014	0.095	—
	$1.354	$1.354	$1.354
On November 1, 2012, the Trustees declared a quarterly cash dividend of $0.73 per common share, payable January 15, 2013 to common shareholders of record on January 2, 2013.
NOTE 12—OPERATING LEASES
At December 31, 2012, our 88 predominantly retail shopping center and mixed-use properties are located in 13 states and the District of Columbia. There are approximately 2,500 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 3.2% of annualized base rent.
Our leases with commercial property and residential tenants are classified as operating leases. Commercial property leases generally range from three to ten years (certain leases with anchor tenants may be longer), and in addition to minimum rents, may provide for percentage rents based on the tenant’s level of sales achieved and cost recoveries for the tenant’s share of certain operating costs. Leases on apartments are generally for a period of 1 year or less.
As of December 31, 2012, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties are as follows:

(In thousands)
Year ending December 31,
2013	$434,042
2014	399,040
2015	355,013
2016	311,820
2017	254,413
Thereafter	1,384,196
$3,138,524

NOTE 13—COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Minimum rents
Retail and commercial	$422,894	$392,657	$378,836
Residential (1)	27,611	23,101	21,583
Cost reimbursement	112,740	106,347	107,008
Percentage rent	8,568	7,576	6,358
Other	10,522	9,020	8,866
Total rental income	$582,335	$538,701	$522,651
_____________________

(1)	Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, The Crest at Congressional Plaza Apartments, Santana Row and Bethesda Row.

Minimum rents include the following:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Straight-line rents	$6.1	$5.7	$4.6
Net amortization of above and below market leases	$1.1	$1.4	$1.6
The principal components of rental expenses are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Repairs and maintenance	$41,616	$41,977	$42,278
Utilities	19,213	18,823	18,545
Management fees and costs	15,167	14,989	14,641
Payroll	8,704	8,080	7,909
Bad debt expense	2,151	2,649	6,396
Ground rent	2,189	2,047	3,049
Insurance	6,298	5,282	5,054
Marketing	7,321	6,868	4,789
Other operating	10,101	8,834	7,858
Total rental expenses	$112,760	$109,549	$110,519

NOTE 14—DISCONTINUED OPERATIONS
Results of properties disposed or held for disposal which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Revenue from discontinued operations	$—	$2.3	$3.5
Income from discontinued operations	$—	$1.0	$1.0

NOTE 15—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Share-based compensation incurred
Grants of common shares	$9,846	$7,308	$5,232
Grants of options	525	939	1,255
	10,371	8,247	6,487
Capitalized share-based compensation	(908)	(663)	(745)
Share-based compensation expense	$9,463	$7,584	$5,742
As of December 31, 2012, we have grants outstanding under two share-based compensation plans. In May 2010, our shareholders approved the 2010 Performance Incentive Plan, as amended (“the 2010 Plan”), which authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest. Our 2001 Long Term Incentive Plan (the “2001 Plan”), which expired in May 2010, authorized the grant of share options, common shares and other share-based awards of 3,250,000 common shares of beneficial interest.
Option awards under both plans are required to have an exercise price at least equal to the closing trading price of our common shares on the date of grant. Options and restricted share awards under these plans generally vest over three to six years and option awards typically have a ten-year contractual term. We pay dividends on unvested shares. Certain options and share awards provide for accelerated vesting if there is a change in control. Additionally, the vesting on certain option and share awards can accelerate in part or in full upon retirement based on the age of the retiree or upon termination without cause.
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2012 and 2011.
The following table provides a summary of the weighted-average assumption used to value options in 2010:

Year Ended December 31,
2010
Volatility	30.0%
Expected dividend yield	4.0%
Expected term (in years)	4.3
Risk free interest rate	1.9%
The following table provides a summary of option activity for 2012:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2011	517,653	$61.08
Granted	—	—
Exercised	(97,430)	58.46
Forfeited or expired	(29,334)	44.61
Outstanding at December 31, 2012	390,889	$62.96	5.2	$16,048
Exercisable at December 31, 2012	293,946	$65.66	5.0	$11,276
The weighted-average grant-date fair value of options granted during 2010 was $11.77 per share. The total cash received from options exercised during 2012, 2011 and 2010 was $5.7 million, $15.2 million and $4.2 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2012, 2011 and 2010 was $4.2 million, $5.6 million and $4.2 million, respectively.

The following table provides a summary of restricted share activity for 2012:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	282,837	$74.00
Granted	126,169	96.35
Vested	(106,804)	72.78
Forfeited	(14,522)	53.76
Unvested at December 31, 2012	287,680	$85.28
The weighted-average grant-date fair value of stock awarded in 2012, 2011 and 2010 was $96.35, $81.94 and $73.51, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2012, 2011 and 2010, was $10.3 million, $6.3 million and $4.3 million, respectively.
As of December 31, 2012, there was $15.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.6 years with a weighted-average period of 2.3 years.
Subsequent to December 31, 2012, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
February 7, 2013	98,913	Restricted shares	3 years	Officers and key employees
January 2, 2013	5,767	Shares	Immediate	Trustees

NOTE 16—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $17,000 for 2012 and $16,500 for 2011 and 2010. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment for new employees who joined the Trust after December 31, 2011, and their first anniversary of employment for all other participants. Our expense for the years ended December 31, 2012, 2011 and 2010 was approximately $427,000, $365,000 and $596,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2012 and 2011, we are liable to participants for approximately $7.2 million and $5.9 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 17—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2012, 2011 and 2010, we had 0.3 million, 0.3 million and 0.2 million weighted average unvested shares outstanding, respectively, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options in 2012. Approximately 0.1 million and 0.2 million stock options have been excluded in 2011 and 2010, respectively, as they were anti-dilutive. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$144,372	$131,554	$125,851
Less: Preferred share dividends	(541)	(541)	(541)
Less: Income from continuing operations attributable to noncontrolling interests	(4,307)	(5,475)	(5,247)
Less: Earnings allocated to unvested shares	(845)	(705)	(572)
Income from continuing operations available for common shareholders	138,679	124,833	119,491
Results from discontinued operations attributable to the Trust	—	17,838	1,776
Gain on sale of real estate	11,860	—	410
Net income available for common shareholders, basic and diluted	$150,539	$142,671	$121,677
DENOMINATOR
Weighted average common shares outstanding—basic	63,881	62,438	61,182
Effect of dilutive securities:
Stock options	175	165	142
Weighted average common shares outstanding—diluted	64,056	62,603	61,324
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$2.17	$2.00	$1.95
Discontinued operations	—	0.29	0.03
Gain on sale of real estate	0.19	—	0.01
	$2.36	$2.29	$1.99
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$2.16	$1.99	$1.94
Discontinued operations	—	0.29	0.03
Gain on sale of real estate	0.19	—	0.01
	$2.35	$2.28	$1.98
Income from continuing operations attributable to the Trust	$140,065	$126,079	$120,604

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2012
Revenue	$146,289	$147,560	$157,805	$156,364
Operating Income	$60,547	$61,779	$67,123	$65,813
Net income	$44,122	$33,596	$39,656	$38,858
Net income attributable to the Trust	$42,986	$32,603	$38,644	$37,692
Net income available for common shareholders	$42,851	$32,468	$38,508	$37,557
Earnings per common share—basic	$0.67	$0.51	$0.60	$0.58
Earnings per common share—diluted	$0.67	$0.51	$0.60	$0.58
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2011
Revenue(1)	$137,650	$136,279	$137,664	$141,466
Operating Income(2)	$56,373	$57,334	$56,757	$57,233
Net income(2)	$32,384	$36,471	$48,302	$32,455
Net income attributable to the Trust(2)	$31,186	$34,757	$47,053	$30,921
Net income available for common shareholders(2)	$31,051	$34,622	$46,917	$30,786
Earnings per common share—basic(2)	$0.50	$0.55	$0.74	$0.48
Earnings per common share—diluted(2)	$0.50	$0.55	$0.74	$0.48

(1)	Revenue has been reduced to reflect the results of discontinued operations. Revenue from discontinued operations, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2011 revenue from discontinued operations	$978	$1,048	$163	$93

(2)	Third quarter 2011 amounts include a $14.8 million gain on sale of our Feasterville Shopping Center as further discussed in Note 3.

NOTE 19—SUBSEQUENT EVENT
On January 2, 2013, we repaid the mortgage loan at par on White Marsh Plaza prior to its original maturity date for $9.0 million. The loan had an original maturity date of April 1, 2013.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2012 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (California)	CA	$—	$11,685	$9,181	$16,863	$11,685	$26,044	$37,729	$14,825	1908, 1965	10/23/1997	35 years
29TH PLACE (SHOPPERS' WORLD) (Virginia)	VA	5,253	10,211	18,863	7,695	10,225	26,544	36,769	4,287	1975 - 2001	5/30/2007	35 years
ANDORRA (Pennsylvania)	PA	—	2,432	12,346	10,346	2,432	22,692	25,124	15,264	1953	1/12/1988	35 years
ASSEMBLY SQUARE MARKETPLACE/ASSEMBLY ROW (Massachusetts)	MA	—	75,139	34,196	143,053	75,139	177,249	252,388	15,525	2005-2012	2005-2011	35 years
THE AVENUE AT WHITE MARSH (Maryland)	MD	55,353	20,682	72,432	3,522	20,685	75,951	96,636	16,277	1997	3/8/2007	35 years
BALA CYNWYD (Pennsylvania)	PA	—	3,565	14,466	21,347	3,566	35,812	39,378	13,795	1955	9/22/1993	35 years
BARRACKS ROAD (Virginia)	VA	38,070	4,363	16,459	34,946	4,363	51,405	55,768	33,651	1958	12/31/1985	35 years
BETHESDA ROW (Maryland)	MD	—	46,579	35,406	135,297	44,880	172,402	217,282	43,065	1945-2008	12/31/93, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	35 - 50 years
BRICK PLAZA (New Jersey)	NJ	28,033	—	24,715	35,896	3,935	56,676	60,611	39,808	1958	12/28/1989	35 years
BRISTOL (Connecticut)	CT	—	3,856	15,959	8,474	3,856	24,433	28,289	12,486	1959	9/22/1995	35 years
CHELSEA COMMONS (Massachusetts)	MA	7,135	9,417	19,466	5,891	9,396	25,378	34,774	3,656	1962/1969/2008	08/25/06, 1/30/07, & 7/16/08	35 years
COLORADO BLVD (California)	CA	—	5,262	4,071	9,056	5,262	13,127	18,389	7,825	1905-1988	12/31/96 & 8/14/98	35 years
CONGRESSIONAL PLAZA (Maryland)	MD	—	2,793	7,424	63,129	1,020	72,326	73,346	43,424	1965/2003	4/1/1965	35 years
COURTHOUSE CENTER (Maryland)	MD	—	1,750	1,869	1,086	1,750	2,955	4,705	1,354	1975	12/17/1997	35 years
COURTYARD SHOPS (Florida)	FL	—	16,862	21,851	1,488	16,894	23,307	40,201	3,710	1990/1998	9/4/2008	35 years
CROSSROADS (Illinois)	IL	—	4,635	11,611	14,559	4,635	26,170	30,805	11,915	1959	7/19/1993	35 years
CROW CANYON COMMONS (California)	CA	19,485	27,245	54,575	3,118	27,245	57,693	84,938	12,215	Late 1970's/2006	12/29/05 & 02/28/07	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2012 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
DEDHAM PLAZA (Massachusetts)	MA	—	12,287	12,918	8,897	12,287	21,815	34,102	11,203	1959	12/31/1993	35 years
DEL MAR VILLAGE (Florida)	FL	—	14,218	39,559	1,876	14,180	41,473	55,653	6,547	1982/1994/2007	5/30/08 & 7/11/08	35 years
EAST BAY BRIDGE (California)	CA	67,574	29,091	138,088	—	29,091	138,088	167,179	150	1994-2001, 2011-2012	12/21/2012	35 years
EASTGATE (North Carolina)	NC	—	1,608	5,775	19,354	1,608	25,129	26,737	15,655	1963	12/18/1986	35 years
ELLISBURG CIRCLE (New Jersey)	NJ	—	4,028	11,309	14,960	4,013	26,284	30,297	15,682	1959	10/16/1992	35 years
ESCONDIDO PROMENADE (California)	CA	—	19,117	15,829	10,530	19,117	26,359	45,476	9,252	1987	12/31/96 & 11/10/10	35 years
FALLS PLAZA (Virginia)	VA	—	1,798	1,270	9,582	1,819	10,831	12,650	7,029	1960/1962	09/30/67 & 10/05/72	25 years
FEDERAL PLAZA (Maryland)	MD	—	10,216	17,895	36,689	10,216	54,584	64,800	33,660	1970	6/29/1989	35 years
FIFTH AVENUE (California)	CA	—	2,149	584	3,323	2,149	3,907	6,056	2,092	1888-1998	1996	35 years
FINLEY SQUARE (Illinois)	IL	—	9,252	9,544	13,592	9,252	23,136	32,388	14,960	1974	4/27/1995	35 years
FLOURTOWN (Pennsylvania)	PA	—	1,345	3,943	10,772	1,470	14,590	16,060	7,625	1957	4/25/1980	35 years
FOREST HILLS (New York)	NY	—	2,885	2,885	2,822	3,031	5,561	8,592	2,503	1937 - 1987	12/16/1997	35 years
FRESH MEADOWS (New York)	NY	—	24,625	25,255	27,635	24,627	52,888	77,515	25,421	1946-1949	12/5/1997	35 years
FRIENDSHIP CTR (District of Columbia)	DC	—	12,696	20,803	1,959	12,696	22,762	35,458	7,111	1998	9/21/2001	35 years
GAITHERSBURG SQUARE (Maryland)	MD	—	7,701	5,271	12,559	5,973	19,558	25,531	14,252	1966	4/22/1993	35 years
GARDEN MARKET (Illinois)	IL	—	2,677	4,829	5,032	2,677	9,861	12,538	5,508	1958	7/28/1994	35 years
GOVERNOR PLAZA (Maryland)	MD	—	2,068	4,905	19,635	2,068	24,540	26,608	14,834	1963	10/1/1985	35 years
GRATIOT PLAZA (Michigan)	MI	—	525	1,601	16,896	525	18,497	19,022	13,685	1964	3/29/1973	25.75 years
GREENWICH AVENUE (Connecticut)	CT	—	7,484	5,445	1,040	7,484	6,485	13,969	3,201	1968	4/12/1995	35 years
HAUPPAUGE (New York)	NY	14,352	8,791	15,262	3,996	8,791	19,258	28,049	8,360	1963	8/6/1998	35 years
HERMOSA AVE. (California)	CA	—	1,116	280	4,190	1,368	4,218	5,586	2,028	1922	9/17/1997	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2012 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
HOLLYWOOD BLVD. (California)	CA	—	8,300	16,920	14,878	8,300	31,798	40,098	8,180	1929/1991	3/22/99 & 6/18/99	35 years
HOUSTON STREET (Texas)	TX	—	14,680	1,976	49,140	14,778	51,018	65,796	24,986	var	1998	35 years
HUNTINGTON (New York)	NY	—	11,713	16,008	15,680	11,713	31,688	43,401	9,745	1962	12/12/88 & 10/26/07	35 years
HUNTINGTON SQUARE (New York)	NY	—	—	10,075	619	—	10,694	10,694	874	1980/2004-2007	8/16/2010	35 years
IDYLWOOD PLAZA (Virginia)	VA	15,987	4,308	10,026	2,155	4,308	12,181	16,489	6,545	1991	4/15/1994	35 years
KINGS COURT (California)	CA	—	—	10,714	957	—	11,671	11,671	6,630	1960	8/24/1998	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	11,224	75	13,252	13,327	6,638	1958	4/24/1980	22 years
LANGHORNE SQUARE (Pennsylvania)	PA	—	720	2,974	16,736	720	19,710	20,430	11,809	1966	1/31/1985	35 years
LAUREL (Maryland)	MD	—	7,458	22,525	21,158	7,464	43,677	51,141	30,624	1956	8/15/1986	35 years
LAWRENCE PARK (Pennsylvania)	PA	26,984	5,723	7,160	18,295	5,734	25,444	31,178	21,981	1972	7/23/1980	22 years
LEESBURG PLAZA (Virginia)	VA	27,818	8,184	10,722	16,321	8,184	27,043	35,227	10,118	1967	9/15/1998	35 years
LINDEN SQUARE (Massachusetts)	MA	—	79,382	19,247	47,817	79,269	67,177	146,446	10,504	1960-2008	8/24/2006	35 years
LOEHMANN'S PLAZA (Virginia)	VA	35,972	1,237	15,096	16,543	1,248	31,628	32,876	22,431	1971	7/21/1983	35 years
MELVILLE MALL (New York)	NY	21,406	35,622	32,882	532	35,622	33,414	69,036	5,961	1974	10/16/2006	35 years
MERCER MALL (New Jersey)	NJ	55,844	28,684	48,028	33,878	28,684	81,906	110,590	24,957	1975	10/14/2003	25 - 35 years
MID PIKE PLAZA/PIKE & ROSE (Maryland)	MD	—	31,388	10,335	46,393	31,451	56,665	88,116	5,146	1963	05/18/82 & 10/26/07	50 years
MONTROSE CROSSING (Maryland)	MD	78,755	38,490	101,953	1,108	38,490	103,061	141,551	4,168	1960-1979, 1996 & 2011	12/27/2011	35 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)	VA	—	10,068	33,501	35,361	10,204	68,726	78,930	20,794	1966/1972/1987/2001	03/31/03, 3/21/03, & 1/27/06	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA	—	1,282	12,285	1,031	1,262	13,336	14,598	2,874	1969	6/29/2006	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2012 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
NORTH DARTMOUTH (Massachusetts)	MA	—	27,214	—	(17,846)	9,366	2	9,368	1	2004	8/24/2006
NORTHEAST (Pennsylvania)	PA	—	1,152	10,596	12,500	1,153	23,095	24,248	16,503	1959	8/30/1983	35 years
NORTH LAKE COMMONS (Illinois)	IL	—	2,782	8,604	4,467	2,628	13,225	15,853	5,981	1989	4/27/1994	35 years
OLD KEENE MILL (Virginia)	VA	—	638	998	4,835	638	5,833	6,471	4,766	1968	6/15/1976	33.33 years
OLD TOWN CENTER (California)	CA	—	3,420	2,765	30,208	3,420	32,973	36,393	16,930	1962, 1997-1998	10/22/1997	35 years
PAN AM SHOPPING CENTER (Virginia)	VA	—	8,694	12,929	7,016	8,695	19,944	28,639	11,987	1979	2/5/1993	35 years
PENTAGON ROW (Virginia)	VA	51,640	—	2,955	86,744	—	89,699	89,699	33,883	1999 - 2002	1998 & 11/22/10	35 years
PERRING PLAZA (Maryland)	MD	—	2,800	6,461	19,309	2,800	25,770	28,570	18,998	1963	10/1/1985	35 years
PIKE 7 (Virginia)	VA	—	9,709	22,799	3,266	9,653	26,121	35,774	12,329	1968	3/31/1997	35 years
PLAZA EL SEGUNDO (California)	CA	183,893	56,606	153,556	3,457	56,606	157,013	213,619	6,063	2006 & 2007	12/30/2011	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA	—	3,319	8,457	5,063	3,319	13,520	16,839	7,603	1967	12/23/1994	35 years
QUINCE ORCHARD PLAZA (Maryland)	MD	—	3,197	7,949	15,541	2,928	23,759	26,687	12,714	1975	4/22/1993	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	4,538	—	8,092	42,232	—	50,324	50,324	7,999	2005 - 2007	2006 - 2007	50 years
ROLLINGWOOD APTS. (Maryland)	MD	22,890	552	2,246	6,362	572	8,588	9,160	7,251	1960	1/15/1971	25 years
SAM'S PARK & SHOP (District of Columbia)	DC	—	4,840	6,319	1,701	4,840	8,020	12,860	4,032	1930	12/1/1995	35 years
SANTANA ROW (California)	CA	—	44,562	7,502	567,816	52,318	567,562	619,880	109,434	1999 - 2009, 2011	3/5/1997 & 2012	40 - 50 years
SAUGUS (Massachusetts)	MA	—	4,383	8,291	1,970	4,383	10,261	14,644	4,638	1976	10/1/1996	35 years
SHIRLINGTON (Virginia)	VA	6,404	9,761	14,808	34,475	5,798	53,246	59,044	16,919	1940, 2006-2009	12/21/1995	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD	—	4,441	12,849	37	4,441	12,886	17,327	2,617	2005 - 2006	3/8/2007	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2012 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
THIRD STREET PROMENADE (California)	CA	—	22,645	12,709	42,891	25,125	53,120	78,245	25,333	1888-2000	1996-2000	35 years
TOWER (Virginia)	VA	—	7,170	10,518	3,458	7,280	13,866	21,146	6,289	1953-1960	8/24/1998	35 years
TOWER SHOPS (Florida)	FL	—	28,823	36,313	10,797	28,845	47,088	75,933	3,873	1989	1/19/2011	35 years
TROY (New Jersey)	NJ	—	3,126	5,193	20,478	4,028	24,769	28,797	17,278	1966	7/23/1980	22 years
TYSON'S STATION (Virginia)	VA	—	388	453	3,240	475	3,606	4,081	3,040	1954	1/17/1978	17 years
WESTGATE MALL (California)	CA	—	6,319	107,284	10,688	6,319	117,972	124,291	24,862	1960-1966	3/31/2004	35 years
WHITE MARSH PLAZA (Maryland)	MD	8,970	3,478	21,413	163	3,478	21,576	25,054	4,681	1987	3/8/2007	35 years
WHITE MARSH OTHER (Maryland)	MD	—	60,400	1,843	(26,052)	34,311	1,880	36,191	434	1985	3/8/2007	35 years
WILDWOOD (Maryland)	MD	23,719	9,111	1,061	8,360	9,111	9,421	18,532	8,009	1958	5/5/1969	33.33 years
WILLOW GROVE (Pennsylvania)	PA	—	1,499	6,643	20,851	1,499	27,494	28,993	21,015	1953	11/20/1984	35 years
WILLOW LAWN (Virginia)	VA	—	3,192	7,723	69,824	7,790	72,949	80,739	43,711	1957	12/5/1983	35 years
WYNNEWOOD (Pennsylvania)	PA	27,500	8,055	13,759	15,032	8,055	28,791	36,846	16,315	1948	10/29/1996	35 years
MISCELLANEOUS INVESTMENTS		—	1,115	1,319	—	1,115	1,319	2,434	2
TOTALS		$832,482	$1,052,783	$1,627,077	$2,099,814	$1,019,905	$3,759,769	$4,779,674	$1,224,295

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED Three Years Ended December 31, 2012 Reconciliation of Total Cost (in thousands)

Balance, December 31, 2009	$3,759,234
Additions during period
Acquisitions	34,855
Consolidation of VIE	18,311
Improvements	97,129
Deduction during period—disposition and retirements of property	(13,587)
Balance, December 31, 2010	3,895,942
Additions during period
Acquisitions	430,758
Improvements	147,996
Deconsolidation of VIE	(18,311)
Deduction during period—disposition and retirements of property	(29,941)
Balance, December 31, 2011	4,426,444
Additions during period
Acquisitions	193,131
Improvements	187,990
Deduction during period—disposition and retirements of property	(27,891)
Balance, December 31, 2012	$4,779,674
_____________________

(1)	For Federal tax purposes, the aggregate cost basis is approximately $4.2 billion as of December 31, 2012.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2012
Reconciliation of Accumulated Depreciation and Amortization
(in thousands)

Balance, December 31, 2009	$938,087
Additions during period—depreciation and amortization expense	108,261
Deductions during period—disposition and retirements of property	(11,144)
Balance, December 31, 2010	1,035,204
Additions during period—depreciation and amortization expense	114,180
Deductions during period—disposition and retirements of property	(21,796)
Balance, December 31, 2011	1,127,588
Additions during period—depreciation and amortization expense	128,654
Deductions during period—disposition and retirements of property	(31,947)
Balance, December 31, 2012	$1,224,295

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE Year Ended December 31, 2012 (Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—	$20,286	$20,286 (2)	$—
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	9,250	9,250	—
Second Mortgage on hotel building in San Jose, CA	9%	August 2016	Principal and interest; balloon payment due at maturity(3)	35,000 (4)	12,914	10,785	—
Mortgage on restaurant building in Rockville, MD	9%	December 2014	Interest only monthly through January 31, 2011; balloon payment due at maturity(5)	—	3,612	3,612	—
Mortgage on retail building in Norwalk, CT	6%	June 2014	Interest only; balloon payment due at maturity(6)	$—	$11,715	$11,715	$—
				$35,000	$57,777	$55,648	$—
_____________________

(1)	For Federal tax purposes, the aggregate tax basis is approximately $57.8 million as of December 31, 2012.

(2)	This mortgage is available for up to $25.0 million.

(3)
This note was amended on August 4, 2006. The amended note decreased the interest from 14% to 9% per annum, and requires monthly payments of principal and interest based on 15-year amortization schedule.

(4)	We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2012 is estimated.

(5)
Beginning February 1, 2011, the note requires monthly payments of principal and interest based on a 30-year amortization schedule. The borrower has one, three-year extension option with an interest rate of 12% which increases 1% in each subsequent year of the extension term.

(6)	The loan is subject to a one year extension option with an interest rate of 7% .

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE - CONTINUED Three Years Ended December 31, 2012 Reconciliation of Carrying Amount (in thousands)

Balance, December 31, 2009	$48,336
Additions during period:
Issuance of loans	14,787
Deductions during period:
Collection and satisfaction of loans	(464)
Amortization of discount /loan fee	465
Consolidation of VIE	(18,311)
Balance, December 31, 2010	44,813
Additions during period:
Issuance of loans	130
Deconsolidation of VIE	18,311
Deductions during period:
Collection and satisfaction of loans	(7,598)
Amortization of discount	311
Balance, December 31, 2011	55,967
Additions during period:
Issuance of loans	70
Deductions during period:
Collection and satisfaction of loans	(1,161)
Amortization of discount	772
Balance, December 31, 2012	$55,648

EXHIBIT INDEX

Exhibit No.	Description

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3
** Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
** Indenture dated September 1, 1998 related to the Trust’s 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; 5.95% Notes due 2014 and the 5.90% Notes due 2020 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

10.1
Amended and Restated 1993 Long-Term Incentive Plan, as amended on October 6, 1997 and further amended on May 6, 1998 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-07533) and incorporated herein by reference)

10.2
* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.3
* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.4
* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.5
* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.6	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

1

Exhibit No.	Description

10.7
* Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.8	* Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.9	* Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

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

10.23	* Severance Agreement between the Trust and Andrew P. Blocher dated February 17, 2009 (previously filed as Exhibit 10.35 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

2

Exhibit No.	Description

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

10.30	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.31
Form of Restricted Share Award Agreement, dated as of February 10, 2011, between the Trust and each of Dawn M. Becker, and Andrew P. Blocher (previously filed as Exhibit 10.41 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.32
* Severance Agreement between the Trust and James M. Taylor dated July 30, 2012 (previously filed as Exhibit 10.35 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-07533) and incorporated herein by reference)

10.33
Credit Agreement dated as of July 7, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, as a Lead Arranger and Book Manager, and PNC Capital Markets LLC, as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 11, 2011 and incorporated herein by reference)

10.34
Credit Agreement dated as of November 22, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Capital One, N.A., as Syndication Agent, PNC Capital Markets, LLC, as a Lead Arranger and Book Manager, and Capital One, N.A., as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on November 28, 2011 and incorporated herein by reference)

10.35	Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (filed herewith)

10.36	Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (filed herewith)

10.37	Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (filed herewith)

10.38
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (filed herewith)

3

Exhibit No.	Description

21.1	Subsidiaries of Federal Realty Investment Trust (filed herewith)

23.1	Consent of Grant Thornton LLP (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

_____________________
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust.

4