Form 10-Q
period 2013-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2013-05-01
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on April 26, 2013 was 65,243,839.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2012, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $278,885 and $278,826 of consolidated variable interest entities, respectively)	$4,497,312	$4,490,960
Construction-in-progress	327,840	288,714
	4,825,152	4,779,674
Less accumulated depreciation and amortization (including $13,801 and $12,024 of consolidated variable interest entities, respectively)	(1,257,767)	(1,224,295)
Net real estate	3,567,385	3,555,379
Cash and cash equivalents	31,274	36,988
Accounts and notes receivable, net	77,154	73,861
Mortgage notes receivable, net	55,693	55,648
Investment in real estate partnership	33,131	33,169
Prepaid expenses and other assets	131,192	132,659
Debt issuance costs, net of accumulated amortization of $10,881 and $10,140, respectively	10,103	10,861
TOTAL ASSETS	$3,905,932	$3,898,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $204,681 and $205,299 of consolidated variable interest entities, respectively)	$747,978	$760,789
Capital lease obligations	71,687	71,693
Notes payable	299,595	299,575
Senior notes and debentures	1,076,635	1,076,545
Accounts payable and accrued expenses	126,715	120,929
Dividends payable	47,977	47,685
Security deposits payable	13,065	12,957
Other liabilities and deferred credits	94,501	103,379
Total liabilities	2,478,153	2,493,552
Commitments and contingencies (Note 6)
Redeemable noncontrolling interests	94,249	94,420
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 65,239,183 and 64,815,446 shares issued and outstanding, respectively	653	648
Additional paid-in capital	1,910,200	1,875,525
Accumulated dividends in excess of net income	(600,024)	(586,970)
Accumulated other comprehensive loss	(10,773)	(12,388)
Total shareholders’ equity of the Trust	1,310,053	1,286,812
Noncontrolling interests	23,477	23,781
Total shareholders’ equity	1,333,530	1,310,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,905,932	$3,898,565

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
REVENUE
Rental income	$153,219	$140,661
Other property income	3,268	4,362
Mortgage interest income	1,265	1,266
Total revenue	157,752	146,289
EXPENSES
Rental expenses	29,515	26,110
Real estate taxes	17,651	16,057
General and administrative	7,057	7,004
Depreciation and amortization	40,624	36,571
Total operating expenses	94,847	85,742
OPERATING INCOME	62,905	60,547
Other interest income	30	207
Interest expense	(27,405)	(28,793)
Income from real estate partnerships	312	301
INCOME FROM CONTINUING OPERATIONS	35,842	32,262
Gain on sale of real estate in real estate partnership	—	11,860
NET INCOME	35,842	44,122
Net income attributable to noncontrolling interests	(1,254)	(1,136)
NET INCOME ATTRIBUTABLE TO THE TRUST	34,588	42,986
Dividends on preferred shares	(135)	(135)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$34,453	$42,851
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.53	$0.48
Gain on sale of real estate	—	0.19
	$0.53	$0.67
Weighted average number of common shares, basic	64,692	63,411
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.53	$0.48
Gain on sale of real estate	—	0.19
	$0.53	$0.67
Weighted average number of common shares, diluted	64,847	63,585

COMPREHENSIVE INCOME	$37,457	$45,480

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$36,203	$44,344

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2013
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2012	399,896	$9,997	64,815,446	$648	$1,875,525	$(586,970)	$(12,388)	$23,781	$1,310,593
Net income, excluding $723 attributable to redeemable noncontrolling interests	—	—	—	—	—	34,588	—	531	35,119
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	1,615	—	1,615
Dividends declared to common shareholders	—	—	—	—	—	(47,507)	—	—	(47,507)
Dividends declared to preferred shareholders	—	—	—	—	—	(135)	—	—	(135)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(385)	(385)
Common shares issued	—	—	302,087	4	32,190	—	—	—	32,194
Exercise of stock options	—	—	6,125	—	239	—	—	—	239
Shares issued under dividend reinvestment plan	—	—	5,293	—	559	—	—	—	559
Share-based compensation expense, net of shares withheld for employee taxes	—	—	87,756	1	1,237	—	—	—	1,238
Conversion and redemption of OP units	—	—	22,476	—	450	—	—	(450)	—
BALANCE AT MARCH 31, 2013	399,896	$9,997	65,239,183	$653	$1,910,200	$(600,024)	$(10,773)	$23,477	$1,333,530

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
OPERATING ACTIVITIES
Net income	$35,842	$44,122
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	40,624	36,571
Gain on sale of real estate in real estate partnership	—	(11,860)
Income from real estate partnerships	(312)	(301)
Other, net	(61)	2,121
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(2,458)	740
Increase in prepaid expenses and other assets	(93)	(398)
Increase (decrease) in accounts payable and accrued expenses	1,435	(1,734)
(Decrease) increase in security deposits and other liabilities	(7,284)	196
Net cash provided by operating activities	67,693	69,457
INVESTING ACTIVITIES
Capital expenditures - development and redevelopment	(33,367)	(24,081)
Capital expenditures - other	(9,460)	(12,958)
Distribution from real estate partnership in excess of earnings	—	143
Leasing costs	(2,723)	(2,243)
Issuance of mortgage and other notes receivable, net	(125)	(143)
Net cash used in investing activities	(45,675)	(39,282)
FINANCING ACTIVITIES
Repayment of mortgages, capital leases and notes payable	(12,095)	(3,292)
Issuance of common shares	32,542	22,402
Dividends paid to common and preferred shareholders	(46,884)	(43,497)
Distributions to and redemptions of noncontrolling interests	(1,295)	(4,412)
Net cash used in financing activities	(27,732)	(28,799)
(Decrease) increase in cash and cash equivalents	(5,714)	1,376
Cash and cash equivalents at beginning of year	36,988	67,806
Cash and cash equivalents at end of period	$31,274	$69,182

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, and California. As of March 31, 2013, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 88 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2012 amounts have been reclassified to conform to current period presentation.
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

Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-2, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-2 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income.  We adopted the standard effective January 1, 2013 and it did not have a significant impact to our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$30,241	$31,250
Interest capitalized	(2,836)	(2,457)
Interest expense	$27,405	$28,793
Cash paid for interest, net of amounts capitalized	$30,315	$31,669
Cash paid for income taxes	$294	$177
NON-CASH FINANCING TRANSACTION:
Shares issued under dividend reinvestment plan	$(450)	$(487)

NOTE 3—REAL ESTATE PARTNERSHIP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2013, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.
The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
OPERATING RESULTS
Revenue	$4,949	$4,589
Expenses
Other operating expenses	1,817	1,339
Depreciation and amortization	1,369	1,376
Interest expense	842	845
Total expenses	4,028	3,560
Net income	$921	$1,029
Our share of net income from real estate partnership	$312	$358

	March 31,	December 31,
	2013	2012
	(In thousands)
BALANCE SHEETS
Real estate, net	$173,356	$174,509
Cash	3,745	2,735
Other assets	4,924	5,536
Total assets	$182,025	$182,780
Mortgages payable	$57,098	$57,155
Other liabilities	3,914	4,771
Partners’ capital	121,013	120,854
Total liabilities and partners’ capital	$182,025	$182,780
Our share of unconsolidated debt	$17,130	$17,147
Our investment in real estate partnership	$33,131	$33,169

NOTE 4—DEBT
On January 2, 2013, we repaid the mortgage loan on White Marsh Plaza prior to its original maturity date at par for $9.0 million. The loan had an original maturity date of April 1, 2013.
During the three months ended March 31, 2013, the maximum amount of borrowing outstanding under our $400.0 million revolving credit facility was $36.0 million. The weighted average borrowings outstanding was $16.9 million, and the weighted average interest rate before amortization of debt fees was 1.37%. At March 31, 2013, there was no balance outstanding. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2013, we were in compliance with all loan covenants.

NOTE 5—FAIR VALUE OF FINANCIAL INSTRUMENTS
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

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,047,573	$1,093,060	$1,060,364	$1,110,757
Senior notes and debentures	$1,076,635	$1,190,833	$1,076,545	$1,190,833

As of March 31, 2013, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018, and effectively fix the rate of the term loan at 3.17%. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $4.1 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of March 31, 2013, and we do not anticipate it will have a significant effect in the future.

The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2013 was a liability of $10.8 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. The change in valuation on our interest rate swaps was $1.6 million (including $1.0 million reclassified from other comprehensive loss to interest expense) for the three months ended March 31, 2013 and is included in "accumulated other comprehensive loss".
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$10,773	$—	$10,773	$—	$12,388	$—	$12,388

NOTE 6—COMMITMENTS AND CONTINGENCIES
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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 298,170 operating partnership units are outstanding which have a total fair value of $32.2 million, based on our closing stock price on March 31, 2013.

NOTE 7—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2013		2012
	Declared	Paid	Declared	Paid
Common shares	$0.730	$0.730	$0.690	$0.690
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2013, we issued 302,057 common shares at a weighted average price per share of $108.11 for net cash proceeds of $32.2 million and paid $0.4 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of March 31, 2013, we had the capacity to issue up to $180.7 million in common shares under our ATM equity program.

NOTE 8—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Minimum rents
Retail and commercial	$110,548	$103,135
Residential (1)	7,139	6,410
Cost reimbursement	30,914	26,957
Percentage rent	2,161	1,957
Other	2,457	2,202
Total rental income	$153,219	$140,661
_____________________

(1)	Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, The Crest at Congressional Plaza Apartments, Santana Row and Bethesda Row.

Minimum rents include the following:

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Straight-line rents	$0.6	$0.6
Amortization of above market leases	$(0.7)	$(0.9)
Amortization of below market leases	$1.5	$1.1

NOTE 9—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Share-based compensation incurred
Grants of common shares	$2,989	$2,674
Grants of options	86	158
	3,075	2,832
Capitalized share-based compensation	(202)	(230)
Share-based compensation expense	$2,873	$2,602

NOTE 10—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2013 and 2012, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.

In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three months ended March 31, 2013 and 2012. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$35,842	$32,262
Less: Preferred share dividends	(135)	(135)
Less: Income from continuing operations attributable to noncontrolling interests	(1,254)	(1,136)
Less: Earnings allocated to unvested shares	(214)	(209)
Income from continuing operations available for common shareholders	34,239	30,782
Gain on sale of real estate in real estate partnership	—	11,860
Net income available for common shareholders, basic and diluted	$34,239	$42,642
DENOMINATOR
Weighted average common shares outstanding—basic	64,692	63,411
Effect of dilutive securities:
Stock options	155	174
Weighted average common shares outstanding—diluted	64,847	63,585
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.53	$0.48
Gain on sale of real estate	—	0.19
	$0.53	$0.67
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.53	$0.48
Gain on sale of real estate	—	0.19
	$0.53	$0.67
Income from continuing operations attributable to the Trust	$34,588	$31,126

NOTE 11—SUBSEQUENT EVENTS
On April 3, 2013, we acquired the fee interest in a 95,000 square foot retail property located in Darien, Connecticut for $47.3 million.
On April 5, 2013, one of our tenants acquired our fee interest related to an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease.  The ground lease included an option for the tenant to purchase the fee interest. The sales price was $6.5 million and the gain was approximately $5 million.
On April 22, 2013, we upsized our $400.0 million revolving credit facility to $600.0 million and extended the maturity date to April 21, 2017, subject to a one-year extension at our option. Under the amended credit facility, the spread over LIBOR is 90 basis points based on our credit rating as of May 1, 2013.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2013.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, and California. As of March 31, 2013, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 88 predominantly retail real estate projects comprising approximately 19.5 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 95.1% leased and 94.5% occupied at March 31, 2013. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of March 31, 2013. In total, the joint venture properties in which we own a 30% interest were 86.4% leased and 86.2% occupied at March 31, 2013.
2013 Significant Property Acquisition & Disposition
On April 3, 2013, we acquired the fee interest in a 95,000 square foot retail property located in Darien, Connecticut for $47.3 million.
On April 5, 2013, one of our tenants acquired our fee interest related to an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease.  The ground lease included an option for the tenant to purchase the fee interest. The sales price was $6.5 million and the gain was approximately $5 million.
2013 Significant Debt and Equity Transactions
On January 2, 2013, we repaid the mortgage loan on White Marsh Plaza prior to its original maturity date at par for $9.0 million. This loan had an original maturity date of April 1, 2013.
On April 22, 2013, we upsized our $400.0 million revolving credit facility to $600.0 million and extended the maturity date to April 21, 2017, subject to a one-year extension at our option. Under the amended credit facility, the spread over LIBOR is 90 basis points based on our credit rating as of May 1, 2013.
We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2013, we issued 302,057 common shares at a weighted average price per share of $108.11 for net cash proceeds of $32.2 million and paid $0.4 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of March 31, 2013, we had the capacity to issue up to $180.7 million in common shares under our ATM equity program.

Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $43 million and $1 million, respectively, for the three months ended March 31, 2013 and $16 million and $2 million, respectively, for the three months ended March 31, 2012. We capitalized external and internal costs related to other property improvements of $5 million and less than $1 million, respectively, for the three months ended March 31, 2013 and $10 million and less than $1 million, respectively, for the three months ended March 31, 2012. We capitalized external and internal costs related to leasing activities of $1 million and $1 million, respectively, for both the three months ended March 31, 2013 and 2012. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $1 million, less than $1 million, and $1 million, respectively, for both the three months ended March 31, 2013 and 2012.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property development and redevelopments,

•	growth in our same-center portfolio, and

•	expansion of our portfolio through property acquisitions.
Our properties are located in densely populated or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2013, we expect to have redevelopment projects stabilizing with projected costs of approximately $28 million.
Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at March 31, 2013 is approximately $180 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. In December 2011, we entered into agreements with AvalonBay Communities ("AvalonBay") for a portion of the first phase of development at Assembly Row which will include 450 residential units (by AvalonBay) and approximately 326,000 square feet of retail space and 95,000 square feet of office space (both by the Trust).  The Massachusetts Bay Transit Authority (MBTA) will also construct the new orange line T-Stop at the property.   Our construction on the first phase commenced during first quarter 2012. Total expected costs for Phase I of Assembly Row range from $190 million to $200 million of which $49 million has been incurred to date. We expect Phase I to stabilize in 2015. Additionally during 2013, we are continuing our infrastructure work. In total, we expect to invest between $100 million and $115 million in Assembly Row in 2013, net of expected public funding.
In the third quarter 2012, we broke ground on the first phase of Pike & Rose in Rockville, MD, a long-term multi-phased mixed-use project located on a portion of our Mid-Pike Plaza property.  The property currently has zoning entitlements to build 1.7 million square feet of commercial-use buildings and 1,583 residential units. Phase I of Pike & Rose involves demolition of roughly 25% of the existing gross leasable area at Mid-Pike Plaza (which was completed during the second quarter 2012) and construction of 493 residential units, 151,000 square feet of retail space and 79,000 square feet of office space. Total expected costs for Phase I of Pike & Rose range from $245 million to $255 million of which $37 million has been incurred to date. We expect Phase I of the project to stabilize in 2015/2016.  We expect to invest between $75 million and $110 million in 2013.
We continue our ongoing redevelopment efforts at Santana Row and are currently under construction on a 212 unit residential building which we expect to stabilize in 2014. Santana Row currently has zoning entitlements to build an additional 348 residential units and 200,000 square feet of retail and office space. Projected costs of the 212 unit residential building are $70 million to $75 million of which $29 million has been incurred to date. We expect to incur the remaining costs for the project throughout 2013 and early 2014.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, our evaluation of whether those phases will generate an appropriate financial return and our ability to structure the development of those future phases, through entitlement sales, third party capital investment or otherwise.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our retail spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years.  While we have seen improvements over much of our portfolio, we continue to see some tenants being negatively impacted by the economic environment and some filing for bankruptcy, though at a lower rate than in previous years.  We believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, however, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations.  During 2013, we expect to see increases in rental income as a result of our significant leasing activity over the past two years which resulted in higher occupancy in the latter half of 2012. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2013, no single tenant accounted for more than 3.2% of annualized base rent.
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
At March 31, 2013, the leasable square feet in our properties was 94.5% occupied and 95.1% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the first quarter 2013, we signed leases for a total of 266,000 square feet of retail space including 254,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 12% on a cash basis and 22% on a straight-line basis. New leases for comparable spaces were signed for 139,000 square feet at an average rental increase of 24% on a cash basis and 32% on a straight-line basis. Renewals for comparable spaces were signed for 115,000 square feet at an average rental increase of 4% on a cash basis and 15% on a straight-line basis. Tenant improvements and incentives were $52.39 per square foot for new leases and $0.11 per square foot for renewals.  Tenant improvements and incentives increased for new deals relative to our historical experience primarily due to one grocery anchor lease and we expect the amount to return to levels more in line with our historical experience for the rest of 2013.
The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and in some instances, projections of first lease year percentage rent, to be paid on the new lease. In some instances, management exercises judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure. Tenant improvements and incentives include the total dollars committed for the improvement (fit-out) of a space as it relates to a specific lease but may also include base building costs (i.e. expansion, escalators or new entrances) which are required to make the space leasable. Incentives include amounts paid to tenants as an inducement to sign a lease that do not represent building improvements.
The leases signed in 2013 generally become effective over the following two years though some may not become effective until 2016 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.

In 2013, we believe our leasing volume will be in-line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the three months ended March 31, 2013, all or a portion of 81 properties were considered same-center and eight properties were considered redevelopment or expansion. For the three months ended March 31, 2013, two properties were moved from acquisitions to same-center designation and one property was moved from redevelopment to same-center designation when compared to the designations as of December 31, 2012. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant development or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2013 AND 2012

			Change
	2013	2012	Dollars	%
	(Dollar amounts in thousands)
Rental income	$153,219	$140,661	$12,558	8.9%
Other property income	3,268	4,362	(1,094)	(25.1)%
Mortgage interest income	1,265	1,266	(1)	(0.1)%
Total property revenue	157,752	146,289	11,463	7.8%
Rental expenses	29,515	26,110	3,405	13.0%
Real estate taxes	17,651	16,057	1,594	9.9%
Total property expenses	47,166	42,167	4,999	11.9%
Property operating income	110,586	104,122	6,464	6.2%
Other interest income	30	207	(177)	(85.5)%
Income from real estate partnerships	312	301	11	3.7%
Interest expense	(27,405)	(28,793)	1,388	(4.8)%
General and administrative expense	(7,057)	(7,004)	(53)	0.8%
Depreciation and amortization	(40,624)	(36,571)	(4,053)	11.1%
Total other, net	(74,744)	(71,860)	(2,884)	4.0%
Income from continuing operations	35,842	32,262	3,580	11.1%
Gain on sale of real estate in real estate partnership	—	11,860	(11,860)	(100.0)%
Net income	35,842	44,122	(8,280)	(18.8)%
Net income attributable to noncontrolling interests	(1,254)	(1,136)	(118)	10.4%
Net income attributable to the Trust	$34,588	$42,986	$(8,398)	(19.5)%

Property Revenues
Total property revenue increased $11.5 million, or 7.8%, to $157.8 million in the three months ended March 31, 2013 compared to $146.3 million in the three months ended March 31, 2012. The percentage occupied at our shopping centers increased to 94.5% at March 31, 2013 compared to 92.6% at March 31, 2012. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $12.6 million, or 8.9%, to $153.2 million in the three months ended March 31, 2013 compared to $140.7 million in the three months ended March 31, 2012 due primarily to the following:

•
an increase of $8.3 million at same-center properties due primarily to approximately $3.6 million related to higher rental rates, increased occupancy of approximately $1.3 million, and an increase in recovery income (primarily the result of higher snow removal costs),

•	an increase of $3.2 million attributable to properties acquired in 2012, and

•
an increase of $1.1 million at redevelopment properties due primarily to the lease-up and stabilization of certain of our redevelopment properties partially offset by lower income from Mid-Pike Plaza as the property is prepared for the development of Pike & Rose.

Other Property Income
Other property income decreased $1.1 million, or 25.1%, to $3.3 million in the three months ended March 31, 2013 compared to $4.4 million in the three months ended March 31, 2012. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a net decrease in lease termination fees at same-center and redevelopment properties.

Property Expenses
Total property expenses increased $5.0 million, or 11.9%, to $47.2 million in the three months ended March 31, 2013 compared to $42.2 million in the three months ended March 31, 2012. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $3.4 million, or 13.0%, to $29.5 million in the three months ended March 31, 2013 compared to $26.1 million in the three months ended March 31, 2012. This increase is primarily due to the following:

•	an increase of $3.1 million in repairs and maintenance at same-center and redevelopment properties due primarily to higher snow removal costs, and

•	an increase of $0.6 million related to properties acquired in 2012, partially offset by

•	a decrease of $0.3 million in bad debt expense at same-center and redevelopment properties.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 18.9% in the three months ended March 31, 2013 from 18.0% in the three months ended March 31, 2012.
Real Estate Taxes
Real estate tax expense increased $1.6 million, or 9.9% to $17.7 million in the three months ended March 31, 2013 compared to $16.1 million in the three months ended March 31, 2012 due primarily to properties acquired in 2012, tax refunds received in 2012 and higher assessments.
Property Operating Income
Property operating income increased $6.5 million, or 6.2%, to $110.6 million in the three months ended March 31, 2013 compared to $104.1 million in the three months ended March 31, 2012. This increase is primarily due to growth in earnings at same-center properties, properties acquired in 2012 and redevelopment properties.
Other
Interest Expense
Interest expense decreased $1.4 million, or 4.8%, to $27.4 million in the three months ended March 31, 2013 compared to $28.8 million in the three months ended March 31, 2012. This decrease is due primarily to the following:

•	a decrease of $2.4 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.4 million in capitalized interest,
partially offset by

•	an increase of $1.4 million due to higher borrowings.
Gross interest costs were $30.2 million and $31.3 million in the three months ended March 31, 2013 and 2012, respectively. Capitalized interest was $2.8 million and $2.5 million in the three months ended March 31, 2013 and 2012, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $4.1 million, or 11.1%, to $40.6 million in the three months ended March 31, 2013 from $36.6 million in the three months ended March 31, 2012. This increase is due primarily to 2012 acquisitions and accelerated depreciation due to the change in use of a redevelopment property.
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

Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-2, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-2 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income.  We adopted the standard effective January 1, 2013 and it did not have a significant impact to our consolidated financial statements.

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
Cash and cash equivalents decreased $5.7 million to $31.3 million at March 31, 2013; however, cash and cash equivalents are not the only indicator of our liquidity. Our $400.0 million unsecured revolving credit facility had no borrowings outstanding at March 31, 2013. On April 22, 2013, we upsized the facility to $600.0 million and extended the maturity date to April 21, 2017, subject to a one-year extension at our option. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan which matures on November 21, 2018 also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of March 31, 2013, we had the capacity to issue up to $180.7 million in common shares under our ATM equity program.
For the three months ended March 31, 2013, the maximum amount of borrowings outstanding under our revolving credit facility was $36.0 million, the weighted average amount of borrowings outstanding was $16.9 million and the weighted average interest rate, before amortization of debt fees, was 1.37%. We have approximately $154 million of debt maturing in the remainder of 2013, of which $135.0 million relates to our 5.40% senior notes that mature in December 2013. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2013 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2013 which is the result of the 212 unit residential building at Santana Row, a portion of which will be completed during 2013, and the continued construction of Phase 1 at both Assembly Row and Pike & Rose with expected openings of portions of both projects in 2014. Over the next two years, we expect to invest approximately $400 million related to the current phases of these three projects. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash provided by operating activities	$67,693	$69,457
Cash used in investing activities	(45,675)	(39,282)
Cash used in financing activities	(27,732)	(28,799)
(Decrease) increase in cash and cash equivalents	(5,714)	1,376
Cash and cash equivalents, beginning of year	36,988	67,806
Cash and cash equivalents, end of period	$31,274	$69,182

Net cash provided by operating activities decreased $1.8 million to $67.7 million during the three months ended March 31, 2013 from $69.5 million during the three months ended March 31, 2012. The decrease was primarily attributable to lower prepaid rent partially offset by higher net income before certain non-cash items.
Net cash used in investing activities increased $6.4 million to $45.7 million during the three months ended March 31, 2013 from $39.3 million during the three months ended March 31, 2012. The increase was primarily attributable to a $5.8 million increase in capital investments in 2013.
Net cash used in financing activities decreased $1.1 million to $27.7 million during the three months ended March 31, 2013 from $28.8 million during the three months ended March 31, 2012. The decrease was primarily attributable to:

•
$10.1 million increase in net proceeds from the issuance of common shares due primarily to the sale of 0.3 million shares under our ATM equity program in the three months ended March 31, 2013 compared to 0.2 million in the three months ended March 31, 2012, and

•	$3.1 million decrease due to lower redemptions of noncontrolling interests, partially offset by

•	$8.8 million increase in repayment of mortgages, capital leases and notes payable due to the payoff of the $9.0 million mortgage at White Marsh Plaza, and

•	$3.4 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2013, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At March 31, 2013, our investment in the Partnership was $33.1 million and the Partnership had approximately $57.1 million of mortgages payable outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2013:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2013	Stated Interest Rate as of March 31, 2013	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Crow Canyon	Acquired	19,360	5.40%	August 11, 2013
Idylwood Plaza	16,910	15,912	7.50%	June 5, 2014
Leesburg Plaza	29,423	27,687	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	35,802	7.50%	June 5, 2014
Pentagon Row	54,619	51,395	7.50%	June 5, 2014
Melville Mall (2)	Acquired	21,333	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	55,008	5.46%	January 1, 2015
Barracks Road	44,300	37,827	7.95%	November 1, 2015
Hauppauge	16,700	14,260	7.95%	November 1, 2015
Lawrence Park	31,400	26,812	7.95%	November 1, 2015
Wildwood	27,600	23,567	7.95%	November 1, 2015
Wynnewood	32,000	27,325	7.95%	November 1, 2015
Brick Plaza	33,000	27,844	7.42%	November 1, 2015
East Bay Bridge	Acquired	62,698	5.13%	March 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
Rollingwood Apartments	24,050	22,795	5.54%	May 1, 2019
29th Place (Shoppers’ World)	Acquired	5,245	5.91%	January 31, 2021
Montrose Crossing	80,000	78,407	4.20%	January 10, 2022
Chelsea	Acquired	7,408	5.36%	January 15, 2031
Subtotal		735,685
Net unamortized premium		12,293
Total mortgages payable		747,978
Notes payable
Unsecured fixed rate
Term loan (3)	275,000	275,000	LIBOR + 1.45%	November 21, 2018
Various (4)	15,487	15,195	5.28%	Various through 2027
Unsecured variable rate
Revolving credit facility (5)	400,000	—	LIBOR + 1.15%	July 6, 2015
Escondido (municipal bonds) (6)	9,400	9,400	0.13%	October 1, 2016
Total notes payable		299,595
Senior notes and debentures
Unsecured fixed rate
5.40% notes	135,000	135,000	5.40%	December 1, 2013
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,079,200
Net unamortized discount		(2,565)
Total senior notes and debentures		1,076,635
Capital lease obligations
Various		71,687	Various	Various through 2106
Total debt and capital lease obligations		$2,195,895
_____________________

1)	Mortgages payable do not include our 30% share ($17.1 million) of the $57.1 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

2)
We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control the activities that most significantly impact this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.

3)	We entered into two interest rate swap agreements that effectively fix the rate on the term loan at 3.17%. The fixed rate was lowered to 3.02% based on our credit rating as of May 1, 2013.

4)	The interest rate of 5.28% represents the weighted average interest rate for nine unsecured fixed rate notes payable. These notes mature from November 15, 2014 to June 27, 2027.

5)
The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2013 was $36.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.37%. On April 22, 2013, we upsized our $400.0 million revolving credit facility to $600.0 million and extended the maturity date to April 21, 2017, subject to a one-year extension at our option. Under the amended credit facility, the spread over LIBOR is 90 basis points based on our credit rating as of May 1, 2013.

6)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2013, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2013:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2013	$135,276		$28,248	$19	$163,543
2014	160,249		158,855	25	319,129
2015	275	(1)	206,007	27	206,309
2016	134,702		62,412	30	197,144
2017	200,335		177,654	34	378,023
Thereafter	747,958		102,509	71,552	922,019
	$1,378,795		$735,685	$71,687	$2,186,167	(2)
_____________________

1)
Our $400.0 million revolving credit facility matures on July 6, 2015, subject to a one-year extension at our option. As of March 31, 2013, there was nothing drawn under our revolving credit facility. On April 22, 2013, we upsized our revolving credit facility to $600.0 million and extended the maturity date to April 21, 2017, subject to a one-year extension at our option.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of March 31, 2013.

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
In November 2011, we entered into two interest rate swap agreements that effectively fixed the rate on the term loan at 3.17%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of March 31, 2013, and we do not anticipate it will have a significant effect in the future.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Net income	$35,842	$44,122
Net income attributable to noncontrolling interests	(1,254)	(1,136)
Gain on sale of real estate in real estate partnership	—	(11,860)
Depreciation and amortization of real estate assets	36,562	32,415
Amortization of initial direct costs of leases	2,768	2,936
Depreciation of joint venture real estate assets	376	381
Funds from operations	74,294	66,858
Dividends on preferred shares	(135)	(135)
Income attributable to operating partnership units	227	247
Income attributable to unvested shares	(336)	(316)
Funds from operations available for common shareholders	$74,050	$66,654
Weighted average number of common shares, diluted (1)	65,158	63,943
Funds from operations available for common shareholders, per diluted share	$1.14	$1.04
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of March 31, 2013, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.17%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2013, we had $2.2 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements, and $71.7 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2013 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $76.2 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2013 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $80.3 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2013, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of March 31, 2013. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during quarterly period covered by this reports that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2012 filed with the SEC on February 12, 2013. These factors include, but are not limited to, the following:

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
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. On February 15, 2013 and February 28, 2013, we redeemed 11,238 and 11,238 operating partnership units, respectively, for an equivalent number of our common shares.

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

FEDERAL REALTY INVESTMENT TRUST

May 1, 2013	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

May 1, 2013	/s/ James M. Taylor, Jr.
James M. Taylor, Jr.,
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

10.31
Form of Restricted Share Award Agreement, dated as of February 10, 2011, between the Trust and each of Dawn M. Becker, and Andrew P. Blocher (previously filed as Exhibit 10.41 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.32
Severance Agreement between the Trust and James M. Taylor dated July 30, 2012 (previously filed as Exhibit 10.35 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-07533) and incorporated herein by reference)

10.33
Credit Agreement dated as of July 7, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, as a Lead Arranger and Book Manager, and PNC Capital Markets LLC, as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 11, 2011 and incorporated herein by reference)

10.34
Term Loan Agreement dated as of November 22, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Capital One, N.A., as Syndication Agent, PNC Capital Markets, LLC, as a Lead Arranger and Book Manager, and Capital One, N.A., as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on November 28, 2011 and incorporated herein by reference)

10.35
Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-07533) (the "2012 Form 10-K") and incorporated herein by reference)

10.36
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.37
Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.38
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.39
First Amendment to Credit Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previsously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2013 and incorporated herein by reference)

10.40
First Amendment to Term Loan Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (filed herewith)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

EXHIBIT INDEX

Exhibit No.	Description
101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.