Form 10-Q
period 2013-06-30
FEDERAL REALTY INVESTMENT TRUST
filed 2013-08-01
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on July 29, 2013 was 65,695,201.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2012, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $264,821 and $264,506 of consolidated variable interest entities, respectively)	$4,550,534	$4,490,960
Construction-in-progress	401,385	288,714
	4,951,919	4,779,674
Less accumulated depreciation and amortization (including $15,579 and $12,024 of consolidated variable interest entities, respectively)	(1,286,923)	(1,224,295)
Net real estate	3,664,996	3,555,379
Cash and cash equivalents	108,366	36,988
Accounts and notes receivable, net	84,103	73,861
Mortgage notes receivable, net	55,494	55,648
Investment in real estate partnership	33,029	33,169
Prepaid expenses and other assets	125,804	132,659
Debt issuance costs, net of accumulated amortization of $10,488 and $10,140, respectively	13,411	10,861
TOTAL ASSETS	$4,085,203	$3,898,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $204,055 and $205,299 of consolidated variable interest entities, respectively)	$724,984	$760,789
Capital lease obligations	71,682	71,693
Notes payable	299,979	299,575
Senior notes and debentures	1,213,333	1,076,545
Accounts payable and accrued expenses	138,932	120,929
Dividends payable	48,296	47,685
Security deposits payable	12,758	12,957
Other liabilities and deferred credits	97,302	103,379
Total liabilities	2,607,266	2,493,552
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	94,150	94,420
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 65,687,234 and 64,815,446 shares issued and outstanding, respectively	657	648
Additional paid-in capital	1,963,000	1,875,525
Accumulated dividends in excess of net income	(610,569)	(586,970)
Accumulated other comprehensive loss	(2,368)	(12,388)
Total shareholders’ equity of the Trust	1,360,717	1,286,812
Noncontrolling interests	23,070	23,781
Total shareholders’ equity	1,383,787	1,310,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,085,203	$3,898,565

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
REVENUE
Rental income	$153,769	$141,796	$306,988	$282,457
Other property income	2,915	4,478	6,183	8,840
Mortgage interest income	1,263	1,286	2,528	2,552
Total revenue	157,947	147,560	315,699	293,849
EXPENSES
Rental expenses	28,229	26,906	57,744	53,016
Real estate taxes	17,650	16,537	35,301	32,594
General and administrative	8,302	7,139	15,359	14,143
Depreciation and amortization	39,853	35,199	80,477	71,770
Total operating expenses	94,034	85,781	188,881	171,523
OPERATING INCOME	63,913	61,779	126,818	122,326
Other interest income	64	112	94	319
Interest expense	(27,147)	(28,733)	(54,552)	(57,526)
Early extinguishment of debt	(3,399)	—	(3,399)	—
Income from real estate partnerships	372	438	684	739
INCOME FROM CONTINUING OPERATIONS	33,803	33,596	69,645	65,858
Gain on sale of real estate	4,994	—	4,994	11,860
NET INCOME	38,797	33,596	74,639	77,718
Net income attributable to noncontrolling interests	(1,258)	(993)	(2,512)	(2,129)
NET INCOME ATTRIBUTABLE TO THE TRUST	37,539	32,603	72,127	75,589
Dividends on preferred shares	(135)	(135)	(271)	(271)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$37,404	$32,468	$71,856	$75,318
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.49	$0.51	$1.02	$0.99
Gain on sale of real estate	0.08	—	0.08	0.19
	$0.57	$0.51	$1.10	$1.18
Weighted average number of common shares, basic	65,149	63,700	64,922	63,556
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.49	$0.51	$1.02	$0.99
Gain on sale of real estate	0.08	—	0.08	0.19
	$0.57	$0.51	$1.10	$1.18
Weighted average number of common shares, diluted	65,311	63,880	65,080	63,732

COMPREHENSIVE INCOME	$47,202	$25,803	$84,659	$71,283

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$45,944	$24,810	$82,147	$69,154

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2013
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2012	399,896	$9,997	64,815,446	$648	$1,875,525	$(586,970)	$(12,388)	$23,781	$1,310,593
Net income, excluding $1,425 attributable to redeemable noncontrolling interests	—	—	—	—	—	72,127	—	1,087	73,214
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	10,020	—	10,020
Dividends declared to common shareholders	—	—	—	—	—	(95,455)	—	—	(95,455)
Dividends declared to preferred shareholders	—	—	—	—	—	(271)	—	—	(271)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(962)	(962)
Common shares issued	—	—	734,636	8	81,989	—	—	—	81,997
Exercise of stock options	—	—	16,304	—	1,005	—	—	—	1,005
Shares issued under dividend reinvestment plan	—	—	10,207	—	1,112	—	—	—	1,112
Share-based compensation expense, net of shares withheld for employee taxes	—	—	88,165	1	3,924	—	—	—	3,925
Conversion and redemption of OP units	—	—	22,476	—	(555)	—	—	(836)	(1,391)
BALANCE AT JUNE 30, 2013	399,896	$9,997	65,687,234	$657	$1,963,000	$(610,569)	$(2,368)	$23,070	$1,383,787

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
OPERATING ACTIVITIES
Net income	$74,639	$77,718
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	80,477	71,770
Gain on sale of real estate	(4,994)	(11,860)
Income from real estate partnerships	(684)	(739)
Other, net	286	3,138
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(7,756)	1,627
Decrease in prepaid expenses and other assets	7,683	5,170
Increase in accounts payable and accrued expenses	1,436	2,087
(Decrease) increase in security deposits and other liabilities	(4,391)	984
Net cash provided by operating activities	146,696	149,895
INVESTING ACTIVITIES
Acquisition of real estate	(47,202)	—
Capital expenditures - development and redevelopment	(93,290)	(47,776)
Capital expenditures - other	(20,014)	(20,290)
Proceeds from sale of real estate	8,608	—
Distribution from real estate partnership in excess of earnings	68	248
Leasing costs	(6,609)	(5,581)
Repayment of mortgage and other notes receivable, net	261	51
Net cash used in investing activities	(158,178)	(73,348)
FINANCING ACTIVITIES
Costs to upsize and extend revolving credit facility	(1,929)	—
Issuance of senior notes, net of costs	269,343	—
Redemption and retirement of senior notes	(135,000)	—
Issuance of mortgages, capital leases and notes payable, net of costs	—	5,399
Repayment of mortgages, capital leases and notes payable	(34,505)	(13,270)
Issuance of common shares	83,220	39,629
Dividends paid to common and preferred shareholders	(94,196)	(87,259)
Distributions to and redemptions of noncontrolling interests	(4,073)	(6,078)
Net cash provided by (used in) financing activities	82,860	(61,579)
Increase in cash and cash equivalents	71,378	14,968
Cash and cash equivalents at beginning of year	36,988	67,806
Cash and cash equivalents at end of period	$108,366	$82,774

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, and California. As of June 30, 2013, we owned or had a controlling interest in community and neighborhood shopping centers and mixed-use properties which are operated as 89 predominantly retail real estate projects.
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

Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income.  We adopted the standard effective January 1, 2013 and it did not have a significant impact to our consolidated financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$61,155	$62,515
Interest capitalized	(6,603)	(4,989)
Interest expense	$54,552	$57,526
Cash paid for interest, net of amounts capitalized	$57,410	$58,132
Cash paid for income taxes	$378	$255
NON-CASH FINANCING TRANSACTION:
Shares issued under dividend reinvestment plan	$(894)	$(946)

NOTE 3—REAL ESTATE
On April 3, 2013, we acquired the fee interest in a 95,000 square foot retail property located in Darien, Connecticut for $47.3 million. The purchase price allocation will be finalized after our valuation studies are complete. We incurred approximately $0.2 million of acquisition costs which are included in "general and administrative expenses" for the six months ended June 30, 2013.
On April 5, 2013, one of our tenants acquired our fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease.  The ground lease included an option for the tenant to purchase the fee interest. The sales price was $6.5 million, and the gain was $5.0 million.

NOTE 4—REAL ESTATE PARTNERSHIP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of June 30, 2013, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
OPERATING RESULTS
Revenue	$4,624	$4,709	$9,573	$9,298
Expenses
Other operating expenses	1,318	1,228	3,135	2,567
Depreciation and amortization	1,361	1,375	2,730	2,751
Interest expense	841	844	1,683	1,689
Total expenses	3,520	3,447	7,548	7,007
Net income	$1,104	$1,262	$2,025	$2,291
Our share of net income from real estate partnership	$372	$438	$684	$796

	June 30,	December 31,
	2013	2012
	(In thousands)
BALANCE SHEETS
Real estate, net	$172,602	$174,509
Cash	3,990	2,735
Other assets	5,413	5,536
Total assets	$182,005	$182,780
Mortgages payable	$57,040	$57,155
Other liabilities	4,397	4,771
Partners’ capital	120,568	120,854
Total liabilities and partners’ capital	$182,005	$182,780
Our share of unconsolidated debt	$17,112	$17,147
Our investment in real estate partnership	$33,029	$33,169

NOTE 5—DEBT
During the six months ended June 30, 2013, we repaid the following mortgage loans at par:

	Payoff Amount	Repayment Date	Maturity Date
	(In millions)
White Marsh Plaza	$9.0	January 2, 2013	April 1, 2013
Crow Canyon	$19.3	June 11, 2013	August 11, 2013
On April 22, 2013, we upsized our $400.0 million revolving credit facility to $600.0 million and extended the maturity date to April 21, 2017, subject to a one-year extension at our option. Under the amended credit facility, the spread over LIBOR is 90 basis points based on our credit rating as of May 1, 2013.
On May 9, 2013, we issued $275.0 million of fixed rate senior notes that mature on June 1, 2023 and bear interest at 2.75%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $269.3 million.
On June 9, 2013, we redeemed our $135.0 million 5.40% senior notes prior to the original maturity date of December 1, 2013. The redemption price of $138.5 million included a make-whole premium of approximately $3.3 million and accrued but unpaid interest of $0.2 million. The make-whole premium is included in "early extinguishment of debt" for the three and six months ended June 30, 2013.
During the three and six months ended June 30, 2013, the maximum amount of borrowings outstanding under our revolving credit facility was $76.0 million for both periods, the weighted average amount of borrowings outstanding was $22.4 million and $19.7 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.23% and 1.29%, respectively. At June 30, 2013, there was no balance outstanding.
Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of June 30, 2013, we were in compliance with all loan covenants.

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

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,024,963	$1,064,453	$1,060,364	$1,110,757
Senior notes and debentures	$1,213,333	$1,262,466	$1,076,545	$1,190,833

As of June 30, 2013, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $4.1 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of June 30, 2013, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at June 30, 2013 was a liability of $2.4 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheets. For the three and six months ended June 30, 2013, the change in valuation on our interest rate swaps was $8.4 million and $10.0 million, respectively, (including $1.1 million and $2.1 million, respectively, reclassified from other comprehensive loss to interest expense) and is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$2,368	$—	$2,368	$—	$12,388	$—	$12,388

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 286,032 operating partnership units are outstanding which have a total fair value of $29.7 million, based on our closing stock price on June 30, 2013.

NOTE 8—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Six Months Ended June 30,
	2013		2012
	Declared	Paid	Declared	Paid
Common shares	$1.460	$1.460	$1.380	$1.380
5.417% Series 1 Cumulative Convertible Preferred shares	$0.677	$0.677	$0.677	$0.677

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended June 30, 2013, we issued 432,522 common shares at a weighted average price per share of $116.55 for net cash proceeds of $49.8 million and paid $0.6 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the six months ended June 30, 2013, we issued 734,579 common shares at a weighted average price per share of $113.08 for net cash proceeds of $82.0 million and paid $1.0 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2013, we had the capacity to issue up to $130.3 million in common shares under our ATM equity program.

NOTE 9—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Minimum rents
Retail and commercial	$113,167	$104,455	$223,715	$207,590
Residential	7,190	6,941	14,329	13,351
Cost reimbursement	28,717	26,475	59,631	53,432
Percentage rent	1,963	1,543	4,124	3,500
Other	2,732	2,382	5,189	4,584
Total rental income	$153,769	$141,796	$306,988	$282,457

Minimum rents include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions)
Straight-line rents	$1.8	$1.5	$2.6	$2.1
Amortization of above market leases	$(0.7)	$(0.9)	$(1.5)	$(1.8)
Amortization of below market leases	$1.5	$1.2	$3.0	$2.3

NOTE 10—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Share-based compensation incurred
Grants of common shares	$2,624	$2,216	$5,613	$4,890
Grants of options	68	123	154	281
	2,692	2,339	5,767	5,171
Capitalized share-based compensation	(186)	(223)	(388)	(453)
Share-based compensation expense	$2,506	$2,116	$5,379	$4,718

NOTE 11—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and six months ended June 30, 2013 and 2012, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three and six months ended June 30, 2013 and 2012. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$33,803	$33,596	$69,645	$65,858
Less: Preferred share dividends	(135)	(135)	(271)	(271)
Less: Income from continuing operations attributable to noncontrolling interests	(1,258)	(993)	(2,512)	(2,129)
Less: Earnings allocated to unvested shares	(214)	(208)	(428)	(416)
Income from continuing operations available for common shareholders	32,196	32,260	66,434	63,042
Gain on sale of real estate	4,994	—	4,994	11,860
Net income available for common shareholders, basic and diluted	$37,190	$32,260	$71,428	$74,902
DENOMINATOR
Weighted average common shares outstanding—basic	65,149	63,700	64,922	63,556
Effect of dilutive securities:
Stock options	162	180	158	176
Weighted average common shares outstanding—diluted	65,311	63,880	65,080	63,732
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.49	$0.51	$1.02	$0.99
Gain on sale of real estate	0.08	—	0.08	0.19
	$0.57	$0.51	$1.10	$1.18
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.49	$0.51	$1.02	$0.99
Gain on sale of real estate	0.08	—	0.08	0.19
	$0.57	$0.51	$1.10	$1.18
Income from continuing operations attributable to the Trust	$32,545	$32,603	$67,133	$63,729

NOTE 12—SUBSEQUENT EVENT
On July 22, 2013, we sold the fee interest in our final building at Fifth Avenue in San Diego, California for a sales price of $15.3 million resulting in a gain of approximately $11 million.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, and California. As of June 30, 2013, we owned or had a controlling interest in community and neighborhood shopping centers and mixed-use properties which are operated as 89 predominantly retail real estate projects comprising approximately 19.6 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 95.3% leased and 94.5% occupied at June 30, 2013. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of June 30, 2013. In total, the joint venture properties in which we own a 30% interest were 86.2% leased and 85.8% occupied at June 30, 2013.
2013 Significant Property Acquisition & Dispositions
On April 3, 2013, we acquired the fee interest in a 95,000 square foot retail property located in Darien, Connecticut for $47.3 million. The purchase price allocation will be finalized after our valuation studies are complete. We incurred approximately $0.2 million of acquisition costs which are included in "general and administrative expenses" for the six months ended June 30, 2013.
On April 5, 2013, one of our tenants acquired our fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease. The ground lease included an option for the tenant to purchase the fee interest. The sales price was $6.5 million, and the gain was $5.0 million.
On July 22, 2013, we sold the fee interest in our final building at Fifth Avenue in San Diego, California for a sales price of $15.3 million resulting in a gain of approximately $11 million.
2013 Significant Debt and Equity Transactions
During the six months ended June 30, 2013, we repaid the following mortgage loans at par:

	Payoff Amount	Repayment Date	Maturity Date
	(In millions)
White Marsh Plaza	$9.0	January 2, 2013	April 1, 2013
Crow Canyon	$19.3	June 11, 2013	August 11, 2013
On April 22, 2013, we upsized our $400.0 million revolving credit facility to $600.0 million and extended the maturity date to April 21, 2017, subject to a one-year extension at our option. Under the amended credit facility, the spread over LIBOR is 90 basis points based on our credit rating as of May 1, 2013.

On May 9, 2013, we issued $275.0 million of fixed rate senior notes that mature on June 1, 2023 and bear interest at 2.75%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $269.3 million.
On June 9, 2013, we redeemed our $135.0 million 5.40% senior notes prior to the original maturity date of December 1, 2013. The redemption price of $138.5 million included a make-whole premium of approximately $3.3 million and accrued but unpaid interest of $0.2 million. The make-whole premium is included in "early extinguishment of debt" for the three and six months ended June 30, 2013.
We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended June 30, 2013, we issued 432,522 common shares at the weighted average price per share of $116.55 for net cash proceeds of $49.8 million and paid $0.6 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the six months ended June 30, 2013, we issued 734,579 common shares at a weighted average price per share of $113.08 for net cash proceeds of $82.0 million and paid $1.0 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of June 30, 2013, we had the capacity to issue up to $130.3 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $121 million and $3 million, respectively, for the six months ended June 30, 2013 and $45 million and $3 million, respectively, for the six months ended June 30, 2012. We capitalized external and internal costs related to other property improvements of $17 million and $1 million, respectively, for the six months ended June 30, 2013 and $21 million and $1 million, respectively, for the six months ended June 30, 2012. We capitalized external and internal costs related to leasing activities of $5 million and $3 million, respectively, for the six months ended June 30, 2013 and $3 million and $3 million, respectively, for the six months ended June 30, 2012. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $3 million, $1 million, and $2 million, respectively, for the six months ended June 30, 2013 and $2 million, $1 million, and $3 million, respectively, for the six months ended June 30, 2012.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our portfolio from property development and redevelopments,

•	growth in our same-center portfolio, and

•	expansion of our portfolio through property acquisitions.
Our properties are located in densely populated or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2013, we expect to have redevelopment projects stabilizing with projected costs of approximately $29 million.
Additionally, we continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at June 30, 2013 is approximately $204 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. In December 2011, we entered into agreements with AvalonBay Communities ("AvalonBay") for a portion of the first phase of development at Assembly Row which will include 450 residential units (by AvalonBay) and approximately 326,000 square feet of retail space and 98,000 square feet of office space (both by the Trust).  The Massachusetts Bay Transit Authority (MBTA) is constructing the new orange line T-Stop at the property.   Our construction on the first phase commenced during first quarter 2012. Total expected costs for Phase I of Assembly Row range from $190 million to $200 million of which $67 million has been incurred to date. We expect Phase I to stabilize in 2015. Additionally during 2013, we are continuing our infrastructure work. In total, we expect to invest between $95 million and $105 million in Assembly Row in 2013, net of expected public funding.

In the third quarter 2012, we broke ground on the first phase of Pike & Rose in Rockville, MD, a long-term multi-phased mixed-use project located on a portion of our Mid-Pike Plaza property.  The property currently has zoning entitlements to build 1.7 million square feet of commercial-use buildings and 1,583 residential units. Phase I of Pike & Rose involves demolition of roughly 25% of the existing gross leasable area at Mid-Pike Plaza (which was completed during the second quarter 2012) and construction of 493 residential units, 151,000 square feet of retail space and 79,000 square feet of office space. Total expected costs for Phase I of Pike & Rose range from $245 million to $255 million of which $58 million has been incurred to date. We expect Phase I of the project to stabilize in 2015/2016.  We expect to invest between $85 million and $105 million in 2013.
We continue our ongoing redevelopment efforts at Santana Row and are currently under construction on a 212 unit residential building which we expect to stabilize in 2014. Santana Row currently has zoning entitlements to build an additional 348 residential units and 305,000 square feet of retail and office space. Projected costs of the 212 unit residential building are $70 million to $75 million of which $41 million has been incurred to date. We expect to incur the remaining costs for the project throughout 2013 and early 2014.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, and our evaluation of whether those phases will generate an appropriate risk adjusted financial return.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our retail spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, however, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations.  During 2013, we expect to see increases in rental income as a result of our significant leasing activity over the past two years which resulted in higher occupancy in the latter half of 2012. We seek to maintain a mix of strong national, regional, and local retailers. At June 30, 2013, no single tenant accounted for more than 3.4% of annualized base rent.
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
At June 30, 2013, the leasable square feet in our properties was 94.5% occupied and 95.3% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the second quarter 2013, we signed leases for a total of 505,000 square feet of retail space including 471,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 15% on a cash basis and 29% on a straight-line basis. New leases for comparable spaces were signed for 258,000 square feet at an average rental increase of 24% on a cash basis and 40% on a straight-line basis. Renewals for comparable spaces were signed for 213,000 square feet at an average rental increase of 6% on a cash basis and 18% on a straight-line basis.
For the six months ended June 30, 2013, we signed leases for a total of 771,000 square feet of retail space including 725,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 14% on a cash basis and 27% on a straight-line basis. New leases for comparable spaces were signed for 397,000 square feet at an average rental increase of 24% on a cash basis and 37% on a straight-line basis. Renewals for comparable spaces were signed for 328,000 square feet at an average rental increase of 5% on a cash basis and 17% on a straight-line basis.

Tenant improvements and incentives were $51.43 per square foot for new leases and $0.10 per square foot for renewals for the six months ended June 30, 2013. Tenant improvements and incentives increased for new deals relative to our historical experience primarily due to a replacement tenant for Best Buy at Santana Row and one grocery anchor lease at Ellisburg Shopping Center. We expect the amount to return to levels more in line with our historical experience for the rest of 2013.
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
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the three and six months ended June 30, 2013, all or a portion of 81 properties were considered same-center and nine properties were considered redevelopment or expansion for both periods. For the six months ended June 30, 2013, two properties were moved from acquisitions to same-center designation and one property was moved from redevelopment to same-center designation when compared to the designations as of December 31, 2012. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant development or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2013 AND 2012

			Change
	2013	2012	Dollars	%
	(Dollar amounts in thousands)
Rental income	$153,769	$141,796	$11,973	8.4%
Other property income	2,915	4,478	(1,563)	(34.9)%
Mortgage interest income	1,263	1,286	(23)	(1.8)%
Total property revenue	157,947	147,560	10,387	7.0%
Rental expenses	28,229	26,906	1,323	4.9%
Real estate taxes	17,650	16,537	1,113	6.7%
Total property expenses	45,879	43,443	2,436	5.6%
Property operating income	112,068	104,117	7,951	7.6%
Other interest income	64	112	(48)	(42.9)%
Income from real estate partnerships	372	438	(66)	(15.1)%
Interest expense	(27,147)	(28,733)	1,586	(5.5)%
Early extinguishment of debt	(3,399)	—	(3,399)	100.0%
General and administrative expense	(8,302)	(7,139)	(1,163)	16.3%
Depreciation and amortization	(39,853)	(35,199)	(4,654)	13.2%
Total other, net	(78,265)	(70,521)	(7,744)	11.0%
Income from continuing operations	33,803	33,596	207	0.6%
Gain on sale of real estate	4,994	—	4,994	100.0%
Net income	38,797	33,596	5,201	15.5%
Net income attributable to noncontrolling interests	(1,258)	(993)	(265)	26.7%
Net income attributable to the Trust	$37,539	$32,603	$4,936	15.1%

Property Revenues
Total property revenue increased $10.4 million, or 7.0%, to $157.9 million in the three months ended June 30, 2013 compared to $147.6 million in the three months ended June 30, 2012. The percentage occupied at our shopping centers increased to 94.5% at June 30, 2013 compared to 93.4% at June 30, 2012. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $12.0 million, or 8.4%, to $153.8 million in the three months ended June 30, 2013 compared to $141.8 million in the three months ended June 30, 2012 due primarily to the following:

•
an increase of $6.7 million at same-center properties due primarily to approximately $3.0 million related to higher rental rates, increased occupancy of approximately $1.8 million, and an increase in recovery income,

•	an increase of $3.8 million attributable to properties acquired in 2013 and 2012, and

•
an increase of $0.9 million at redevelopment properties due primarily to the lease-up and stabilization of certain of our redevelopment properties partially offset by lower income from Mid-Pike Plaza as the property is prepared for the development of Pike & Rose.

Other Property Income
Other property income decreased $1.6 million, or 34.9%, to $2.9 million in the three months ended June 30, 2013 compared to $4.5 million in the three months ended June 30, 2012. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a decrease in lease termination fees at same-center properties.

Property Expenses
Total property expenses increased $2.4 million, or 5.6%, to $45.9 million in the three months ended June 30, 2013 compared to $43.4 million in the three months ended June 30, 2012. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $1.3 million, or 4.9%, to $28.2 million in the three months ended June 30, 2013 compared to $26.9 million in the three months ended June 30, 2012. This increase is primarily due to the following:
• an increase of $0.6 million related to properties acquired in 2013 and 2012,

•	an increase of $0.5 million in repairs and maintenance at same-center and redevelopment properties, and

•	an increase of $0.3 million in marketing expenses at our Assembly Row and Pike & Rose projects, partially offset by

•	a decrease of $0.4 million in bad debt expense at same-center properties.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.0% in the three months ended June 30, 2013 from 18.4% in the three months ended June 30, 2012.
Real Estate Taxes
Real estate tax expense increased $1.1 million, or 6.7% to $17.7 million in the three months ended June 30, 2013 compared to $16.5 million in the three months ended June 30, 2012 due primarily to properties acquired in 2013 and 2012 and annual increases in assessments.
Property Operating Income
Property operating income increased $8.0 million, or 7.6%, to $112.1 million in the three months ended June 30, 2013 compared to $104.1 million in the three months ended June 30, 2012. This increase is primarily due to growth in earnings at same-center properties and properties acquired in 2013 and 2012.
Other
Interest Expense
Interest expense decreased $1.6 million, or 5.5%, to $27.1 million in the three months ended June 30, 2013 compared to $28.7 million in the three months ended June 30, 2012. This decrease is due primarily to the following:

•	a decrease of $3.7 million due to a lower overall weighted average borrowing rate, and

•	an increase of $1.2 million in capitalized interest,
partially offset by

•	an increase of $3.4 million due to higher borrowings.
Gross interest costs were $30.9 million and $31.3 million in the three months ended June 30, 2013 and 2012, respectively. Capitalized interest was $3.8 million and $2.5 million in the three months ended June 30, 2013 and 2012, respectively.
Early Extinguishment of Debt
The $3.4 million of early extinguishment of debt in the three months ended June 30, 2013 relates to the make-whole premium paid as part of the early redemption of our 5.40% senior notes and the related write-off of unamortized debt fees.
General and Administrative Expense
General and administrative expense increased $1.2 million, or 16.3%, to $8.3 million in the three months ended June 30, 2013 from $7.1 million in the three months ended June 30, 2012. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $4.7 million, or 13.2%, to $39.9 million in the three months ended June 30, 2013 from $35.2 million in the three months ended June 30, 2012. This increase is due primarily to 2013 and 2012 acquisitions and accelerated depreciation due to the change in use of a redevelopment property.

Gain on Sale of Real Estate
The $5.0 million gain on sale of real estate for the three months ended June 30, 2013 is primarily due to the sale of the fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease. The ground lease included an option for the tenant to purchase the fee interest.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2013 AND 2012

			Change
	2013	2012	Dollars	Dollars
	(Dollar amounts in thousands)
Rental income	$306,988	$282,457	$24,531	8.7%
Other property income	6,183	8,840	(2,657)	(30.1)%
Mortgage interest income	2,528	2,552	(24)	(0.9)%
Total property revenue	315,699	293,849	21,850	7.4%
Rental expenses	57,744	53,016	4,728	8.9%
Real estate taxes	35,301	32,594	2,707	8.3%
Total property expenses	93,045	85,610	7,435	8.7%
Property operating income	222,654	208,239	14,415	6.9%
Other interest income	94	319	(225)	(70.5)%
Income from real estate partnerships	684	739	(55)	(7.4)%
Interest expense	(54,552)	(57,526)	2,974	(5.2)%
Early extinguishment of debt	(3,399)	—	(3,399)	100.0%
General and administrative expense	(15,359)	(14,143)	(1,216)	8.6%
Depreciation and amortization	(80,477)	(71,770)	(8,707)	12.1%
Total other, net	(153,009)	(142,381)	(10,628)	7.5%
Income from continuing operations	69,645	65,858	3,787	5.8%
Gain on sale of real estate	4,994	11,860	(6,866)	(57.9)%
Net income	74,639	77,718	(3,079)	(4.0)%
Net income attributable to noncontrolling interests	(2,512)	(2,129)	(383)	18.0%
Net income attributable to the Trust	$72,127	$75,589	$(3,462)	(4.6)%

Property Revenues
Total property revenue increased $21.9 million, or 7.4%, to $315.7 million in the six months ended June 30, 2013 compared to $293.8 million in the six months ended June 30, 2012. The percentage occupied at our shopping centers increased to 94.5% at June 30, 2013 compared to 93.4% at June 30, 2012. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $24.5 million, or 8.7%, to $307.0 million in the six months ended June 30, 2013 compared to $282.5 million in the six months ended June 30, 2012 due primarily to the following:

•
an increase of $14.9 million at same-center properties due primarily to approximately $6.3 million related to higher rental rates, increased occupancy of approximately $3.3 million, an increase in recovery income, and an increase in percentage rent,

•	an increase of $7.0 million attributable to properties acquired in 2013 and 2012, and

•
an increase of $2.1 million at redevelopment properties due primarily to the lease-up and stabilization of certain of our redevelopment properties partially offset by lower income from Mid-Pike Plaza as the property is prepared for the development of Pike & Rose.

Other Property Income
Other property income decreased $2.7 million, or 30.1%, to $6.2 million in the six months ended June 30, 2013 compared to $8.8 million in the six months ended June 30, 2012. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a decrease in lease termination fees at same-center properties, partially offset by an increase in lease termination fees at redevelopment properties.
Property Expenses
Total property expenses increased $7.4 million , or 8.7%, to $93.0 million in the six months ended June 30, 2013 compared to $85.6 million in the six months ended June 30, 2012. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $4.7 million, or 8.9%, to $57.7 million in the six months ended June 30, 2013 compared to $53.0 million in the six months ended June 30, 2012. This increase is primarily due to the following:

•	an increase of $3.6 million in repairs and maintenance at same-center and redevelopment properties due primarily to higher snow removal costs, and

•	an increase of $1.1 million related to properties acquired in 2013 and 2012, and

•	an increase of $0.3 million in marketing expenses at our Assembly Row and Pike & Rose projects, partially offset by

•	a decrease of $0.6 million in bad debt expense.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 18.4% in the six months ended June 30, 2013 from 18.2% in the six months ended June 30, 2012.
Real Estate Taxes
Real estate tax expense increased $2.7 million, or 8.3% to $35.3 million in the six months ended June 30, 2013 compared to $32.6 million in the six months ended June 30, 2012 due primarily to properties acquired in 2013 and 2012 and annual increases in assessments.
Property Operating Income
Property operating income increased $14.4 million, or 6.9% , to $222.7 million in the six months ended June 30, 2013 compared to $208.2 million in the six months ended June 30, 2012. This increase is primarily due to growth in earnings at same-center properties, properties acquired in 2013 and 2012 and redevelopment properties.
Other
Interest Expense
Interest expense decreased $3.0 million, or 5.2%, to $54.6 million in the six months ended June 30, 2013 compared to $57.5 million in the six months ended June 30, 2012. This decrease is due primarily to the following:

•	a decrease of $6.2 million due to a lower overall weighted average borrowing rate, and

•	an increase of $1.6 million in capitalized interest,
partially offset by

•	an increase of $4.8 million due to higher borrowings.
Gross interest costs were $61.2 million and $62.5 million in the six months ended June 30, 2013 and 2012, respectively. Capitalized interest was $6.6 million and $5.0 million in the six months ended June 30, 2013 and 2012, respectively.
Early Extinguishment of Debt
The $3.4 million of early extinguishment of debt in the six months ended June 30, 2013 relates to the make-whole premium paid as part of the early redemption of our 5.40% senior notes and the related write-off of unamortized debt fees.

General and Administrative Expense
General and administrative expense increased $1.2 million, or 8.6%, to $15.4 million in the six months ended June 30, 2013 from $14.1 million in the six months ended June 30, 2012. This increase is due primarily to higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $8.7 million, or 12.1%, to $80.5 million in the six months ended June 30, 2013 from $71.8 million in the six months ended June 30, 2012. This increase is due primarily to 2013 and 2012 acquisitions and accelerated depreciation due to the change in use of a redevelopment property.
Gain on Sale of Real Estate
The $5.0 million gain on sale of real estate for the six months ended June 30, 2013 is primarily due to the sale of the fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease. The ground lease included an option for the tenant to purchase the fee interest.
The $11.9 million gain on sale of real estate in the six months ended June 30, 2012 is due to the sale of our Newbury Street Partnership's entire portfolio of three buildings on October 31, 2011. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Therefore, we recognized the gain on sale of $11.9 million in the six months ended June 30, 2012.

Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income.  We adopted the standard effective January 1, 2013 and it did not have a significant impact to our consolidated financial statements.

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
At June 30, 2013, we had $108.4 million of cash and cash equivalents and no borrowings outstanding on our $600.0 million revolving credit facility that matures on April 21, 2017. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan which matures on November 21, 2018 also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of June 30, 2013, we had the capacity to issue up to $130.3 million in common shares under our ATM equity program.
For the six months ended June 30, 2013, the maximum amount of borrowings outstanding under our revolving credit facility was $76.0 million, the weighted average amount of borrowings outstanding was $19.7 million and the weighted average interest rate, before amortization of debt fees, was 1.29%. On May 9, 2013, we issued $275.0 million of fixed rate senior notes that mature on June 1, 2023 and bear interest at 2.75%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $269.3 million. On June 9, 2013, we redeemed our $135.0 million 5.40% senior notes prior to the original maturity date of December 1, 2013. The redemption included a $3.3 million make-whole premium. We have no additional debt maturing for the remainder of 2013. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2013 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2013 which is the result of the 212 unit residential building at Santana Row, which will open in late 2013, and the continued construction of Phase 1 at both Assembly Row and Pike & Rose with expected openings of portions of both projects in 2014. Over the next two years, we expect to invest approximately $350 million related to the current phases of these three projects. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash provided by operating activities	$146,696	$149,895
Cash used in investing activities	(158,178)	(73,348)
Cash provided by (used in) financing activities	82,860	(61,579)
Increase in cash and cash equivalents	71,378	14,968
Cash and cash equivalents, beginning of year	36,988	67,806
Cash and cash equivalents, end of period	$108,366	$82,774

Net cash provided by operating activities decreased $3.2 million to $146.7 million during the six months ended June 30, 2013 from $149.9 million during the six months ended June 30, 2012. The decrease was primarily attributable to higher unbilled receivables as a result of higher snow removal and other recoverable expenses and lower prepaid rent, partially offset by higher net income before certain non-cash items.
Net cash used in investing activities increased $84.8 million to $158.2 million during the six months ended June 30, 2013 from $73.3 million during the six months ended June 30, 2012. The increase was primarily attributable to:

•	$47.2 million acquisition of a shopping center in Darien, Connecticut in April 2013, and

•	$45.2 million increase in capital investments in 2013 due primarily to our projects at Assembly Row, Pike & Rose and Santana Row, partially offset by

•	$8.6 million in proceeds from the sale of real estate in 2013.
Net cash provided by financing activities increased $144.4 million to $82.9 million during the six months ended June 30, 2013 from $61.6 million used during the six months ended June 30, 2012. The increase was primarily attributable to:

•	$269.3 million in net proceeds from the issuance of 2.75% senior notes in May 2013, and

•
$43.6 million increase in net proceeds from the issuance of common shares due primarily to the sale of 0.7 million shares under our ATM equity program at a weighted average price of $113.08 during the six months ended June 30, 2013 compared to 0.4 million at a weighted average price of $98.54 during the six months ended June 30, 2012, partially offset by

•	$135.0 million redemption of our 5.4% senior notes in June 2013,

•
$21.2 million increase in repayment of mortgages, capital leases and notes payable due to the payoff of two mortgages totaling $28.2 million in 2013 compared to one mortgage for $6.9 million in 2012, and

•	$6.9 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of June 30, 2013, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At June 30, 2013, our investment in the Partnership was $33.0 million and the Partnership had approximately $57.0 million of mortgages payable outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of June 30, 2013:

Description of Debt	Original Debt Issued	Principal Balance as of June 30, 2013	Stated Interest Rate as of June 30, 2013	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Idylwood Plaza	16,910	15,835	7.50%	June 5, 2014
Leesburg Plaza	29,423	27,553	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	35,628	7.50%	June 5, 2014
Pentagon Row	54,619	51,147	7.50%	June 5, 2014
Melville Mall (2)	Acquired	21,126	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	54,787	5.46%	January 1, 2015
Barracks Road	44,300	37,580	7.95%	November 1, 2015
Hauppauge	16,700	14,167	7.95%	November 1, 2015
Lawrence Park	31,400	26,637	7.95%	November 1, 2015
Wildwood	27,600	23,413	7.95%	November 1, 2015
Wynnewood	32,000	27,146	7.95%	November 1, 2015
Brick Plaza	33,000	27,650	7.42%	November 1, 2015
East Bay Bridge	Acquired	62,465	5.13%	March 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
Rollingwood Apartments	24,050	22,706	5.54%	May 1, 2019
29th Place (Shoppers’ World)	Acquired	5,204	5.91%	January 31, 2021
Montrose Crossing	80,000	78,055	4.20%	January 10, 2022
Chelsea	Acquired	7,361	5.36%	January 15, 2031
Subtotal		713,460
Net unamortized premium		11,524
Total mortgages payable		724,984
Notes payable
Unsecured fixed rate
Term loan (3)	275,000	275,000	LIBOR + 1.30%	November 21, 2018
Various (4)	16,005	15,579	5.43%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (5)	9,400	9,400	0.17%	October 1, 2016
Revolving credit facility (6)	600,000	—	LIBOR + 0.90%	April 21, 2017
Total notes payable		299,979
Senior notes and debentures
Unsecured fixed rate
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,219,200
Net unamortized discount		(5,867)
Total senior notes and debentures		1,213,333
Capital lease obligations
Various		71,682	Various	Various through 2106
Total debt and capital lease obligations		$2,309,978
_____________________

1)	Mortgages payable do not include our 30% share ($17.1 million) of the $57.0 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

2)
We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control the activities that most significantly impact this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.

3)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan was reduced from 145 basis points to 130 basis points based on our credit rating at May 1, 2013 resulting in a fixed rate of 3.02%.

4)	The interest rate of 5.43% represents the weighted average interest rate for ten unsecured fixed rate notes payable. These notes mature from November 15, 2014 to May 31, 2028.

5)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

6)
The maximum amount drawn under our revolving credit facility during the six months ended June 30, 2013 was $76.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.29%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of June 30, 2013, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of June 30, 2013:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2013	$165		$6,023	$14	$6,202
2014	160,268		158,855	25	319,148
2015	297		206,007	27	206,331
2016	134,727		62,412	30	197,169
2017	200,361	(1)	177,654	34	378,049
Thereafter	1,023,361		102,509	71,552	1,197,422
	$1,519,179		$713,460	$71,682	$2,304,321	(2)
_____________________

1)	Our revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of June 30, 2013, there was $0 drawn under our revolving credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of June 30, 2013.

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
As of June 30, 2013, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.02%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of June 30, 2013, and we do not anticipate it will have a significant effect in the future.
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
In addition to FFO, we have also included FFO excluding the current period “early extinguishment of debt” charge which relates to the early redemption of our 5.40% senior notes.  We believe the unusual nature of this charge, being a make-whole payment on the remaining principal and interest on the redeemed notes, is worthy of separate evaluation and consequently have provided both relevant metrics.

The reconciliation of net income to FFO available for common shareholders and to FFO available for common shareholders excluding early extinguishment of debt is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income	$38,797	$33,596	$74,639	$77,718
Net income attributable to noncontrolling interests	(1,258)	(993)	(2,512)	(2,129)
Gain on sale of real estate	(4,994)	—	(4,994)	(11,860)
Depreciation and amortization of real estate assets	35,834	31,357	72,396	63,772
Amortization of initial direct costs of leases	2,639	2,670	5,407	5,606
Depreciation of joint venture real estate assets	370	375	746	756
Funds from operations	71,388	67,005	145,682	133,863
Dividends on preferred shares	(135)	(135)	(271)	(271)
Income attributable to operating partnership units	215	224	442	471
Income attributable to unvested shares	(320)	(316)	(656)	(631)
Funds from operations available for common shareholders	71,148	66,778	145,197	133,432
Early extinguishment of debt, net of allocation to unvested shares	3,383	—	3,383	—
Funds from operations available for common shareholders excluding early extinguishment of debt	$74,531	$66,778	$148,580	$133,432
Weighted average number of common shares, diluted (1)	65,605	64,204	65,383	64,074

Funds from operations available for common shareholders, per diluted share	$1.08	$1.04	$2.22	$2.08

Funds from operations available for common shareholders excluding early extinguishment of debt, per diluted share	$1.14	$1.04	$2.27	$2.08
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of June 30, 2013, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.02%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At June 30, 2013, we had $2.3 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements, and $71.7 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2013 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $88.4 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at June 30, 2013 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $94.3 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At June 30, 2013, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of June 30, 2013. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended June 30, 2013, we redeemed 12,138 operating partnership units for cash.

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

FEDERAL REALTY INVESTMENT TRUST

August 1, 2013	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

August 1, 2013	/s/ James M. Taylor, Jr.
James M. Taylor, Jr.,
Executive Vice President -
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3
Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
Indenture dated September 1, 1998 related to the Trust’s 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; 5.95% Notes due 2014; 5.90% Notes due 2020; 3.00% Notes due 2022; and 2.75% Notes due 2023 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

10.1
Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the “1999 1Q Form 10-Q”) and incorporated herein by reference)

10.2
Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.3
Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.4
Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

10.5	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.6
Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.7	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.8	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.9
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

10.12
Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.13
Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.14
Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.15
Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.16
Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.17
2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.18
Amendment to 2010 Performance Incentive Plan (“the 2010 Plan”) (previously filed as Appendix A to the Trust’s Proxy Supplement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.19
Restricted Share Award Agreement between the Trust and Donald C. Wood dated October 12, 2010 (previously filed as Exhibit 10.36 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 01-07533) and incorporated herein by reference)

10.20
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

10.21
Form of Option Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.22
Form of Option Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.39 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.23	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.24
Form of Restricted Share Award Agreement, dated as of February 10, 2011, between the Trust and Dawn M. Becker (previously filed as Exhibit 10.41 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.25
Severance Agreement between the Trust and James M. Taylor dated July 30, 2012 (previously filed as Exhibit 10.35 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-07533) and incorporated herein by reference)

10.26
Credit Agreement dated as of July 7, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, as a Lead Arranger and Book Manager, and PNC Capital Markets LLC, as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 11, 2011 and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description
10.27
Term Loan Agreement dated as of November 22, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Capital One, N.A., as Syndication Agent, PNC Capital Markets, LLC, as a Lead Arranger and Book Manager, and Capital One, N.A., as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on November 28, 2011 and incorporated herein by reference)

10.28
Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-07533) (the "2012 Form 10-K") and incorporated herein by reference)

10.29
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.30
Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.31
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.32
First Amendment to Credit Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2013 and incorporated herein by reference)

10.33
First Amendment to Term Loan Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.40 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-07533) and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.