Form 10-Q
period 2013-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2013-10-31
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on October 28, 2013 was 65,040,956.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2012, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $265,019 and $264,506 of consolidated variable interest entities, respectively)	$4,574,676	$4,473,813
Construction-in-progress	452,406	288,714
Assets held for sale (discontinued operations)	—	17,147
	5,027,082	4,779,674
Less accumulated depreciation and amortization (including $17,327 and $12,024 of consolidated variable interest entities, respectively)	(1,316,358)	(1,224,295)
Net real estate	3,710,724	3,555,379
Cash and cash equivalents	127,831	36,988
Accounts and notes receivable, net	87,284	73,861
Mortgage notes receivable, net	55,198	55,648
Investment in real estate partnership	32,971	33,169
Prepaid expenses and other assets	132,831	132,659
Debt issuance costs, net of accumulated amortization of $11,258 and $10,140, respectively	12,637	10,861
TOTAL ASSETS	$4,159,476	$3,898,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $203,423 and $205,299 of consolidated variable interest entities, respectively)	$721,185	$760,789
Capital lease obligations	71,677	71,693
Notes payable	299,828	299,575
Senior notes and debentures	1,213,508	1,076,545
Accounts payable and accrued expenses	160,634	120,929
Dividends payable	51,846	47,685
Security deposits payable	12,596	12,957
Other liabilities and deferred credits	103,272	103,379
Total liabilities	2,634,546	2,493,552
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	93,820	94,420
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 66,036,174 and 64,815,446 shares issued and outstanding, respectively	660	648
Additional paid-in capital	2,000,965	1,875,525
Accumulated dividends in excess of net income	(600,091)	(586,970)
Accumulated other comprehensive loss	(3,539)	(12,388)
Total shareholders’ equity of the Trust	1,407,992	1,286,812
Noncontrolling interests	23,118	23,781
Total shareholders’ equity	1,431,110	1,310,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,159,476	$3,898,565

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
REVENUE
Rental income	$154,308	$146,943	$460,136	$428,330
Other property income	3,480	9,007	9,661	17,842
Mortgage interest income	1,242	1,282	3,770	3,834
Total revenue	159,030	157,232	473,567	450,006
EXPENSES
Rental expenses	29,045	29,658	86,755	82,609
Real estate taxes	18,400	17,224	53,604	49,680
General and administrative	7,543	8,751	22,902	22,894
Depreciation and amortization	39,341	34,847	119,615	106,451
Total operating expenses	94,329	90,480	282,876	261,634
OPERATING INCOME	64,701	66,752	190,691	188,372
Other interest income	70	261	165	580
Interest expense	(25,762)	(28,218)	(80,314)	(85,744)
Early extinguishment of debt	—	—	(3,399)	—
Income from real estate partnerships	381	490	1,065	1,229
INCOME FROM CONTINUING OPERATIONS	39,390	39,285	108,208	104,437
DISCONTINUED OPERATIONS
Discontinued operations - income	115	371	942	1,077
Discontinued operations - gain on sale of real estate	23,861	—	23,861	—
Results from discontinued operations	23,976	371	24,803	1,077
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	63,366	39,656	133,011	105,514
Gain on sale of real estate	—	—	4,994	11,860
NET INCOME	63,366	39,656	138,005	117,374
Net income attributable to noncontrolling interests	(1,268)	(1,012)	(3,780)	(3,141)
NET INCOME ATTRIBUTABLE TO THE TRUST	62,098	38,644	134,225	114,233
Dividends on preferred shares	(136)	(136)	(406)	(406)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$61,962	$38,508	$133,819	$113,827
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.57	$0.59	$1.58	$1.57
Discontinued operations	0.37	0.01	0.38	0.02
Gain on sale of real estate	—	—	0.08	0.19
	$0.94	$0.60	$2.04	$1.78
Weighted average number of common shares, basic	65,504	64,014	65,118	63,711
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.57	$0.59	$1.58	$1.56
Discontinued operations	0.37	0.01	0.38	0.02
Gain on sale of real estate	—	—	0.08	0.19
	$0.94	$0.60	$2.04	$1.77
Weighted average number of common shares, diluted	65,647	64,202	65,271	63,891

COMPREHENSIVE INCOME	$62,195	$36,804	$146,854	$108,087

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$60,927	$35,792	$143,074	$104,946

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2013
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2012	399,896	$9,997	64,815,446	$648	$1,875,525	$(586,970)	$(12,388)	$23,781	$1,310,593
Net income, excluding $2,117 attributable to redeemable noncontrolling interests	—	—	—	—	—	134,225	—	1,663	135,888
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	8,849	—	8,849
Dividends declared to common shareholders	—	—	—	—	—	(146,940)	—	—	(146,940)
Dividends declared to preferred shareholders	—	—	—	—	—	(406)	—	—	(406)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,529)	(1,529)
Common shares issued	—	—	1,075,123	11	116,786	—	—	—	116,797
Exercise of stock options	—	—	16,304	—	1,005	—	—	—	1,005
Shares issued under dividend reinvestment plan	—	—	15,002	—	1,610	—	—	—	1,610
Share-based compensation expense, net of shares withheld for employee taxes	—	—	91,823	1	6,664	—	—	—	6,665
Conversion and redemption of OP units	—	—	22,476	—	(625)	—	—	(797)	(1,422)
BALANCE AT SEPTEMBER 30, 2013	399,896	$9,997	66,036,174	$660	$2,000,965	$(600,091)	$(3,539)	$23,118	$1,431,110

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
OPERATING ACTIVITIES
Net income	$138,005	$117,374
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	119,885	106,702
Gain on sale of real estate	(28,855)	(11,860)
Income from real estate partnerships	(1,065)	(1,229)
Other, net	2,578	4,236
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(10,182)	(2,419)
Increase in prepaid expenses and other assets	(949)	(7,393)
Increase in accounts payable and accrued expenses	4,906	5,217
Increase (decrease) in security deposits and other liabilities	2,405	(1,473)
Net cash provided by operating activities	226,728	209,155
INVESTING ACTIVITIES
Acquisition of real estate	(47,202)	(8,927)
Capital expenditures - development and redevelopment	(156,651)	(92,316)
Capital expenditures - other	(32,200)	(33,700)
Proceeds from sale of real estate	42,866	—
Distribution from real estate partnership in excess of earnings	93	420
Leasing costs	(9,088)	(9,003)
Repayment of mortgage and other notes receivable, net	695	91
Net cash used in investing activities	(201,487)	(143,435)
FINANCING ACTIVITIES
Costs to upsize and extend revolving credit facility	(1,929)	—
Issuance of senior notes, net of costs	269,347	244,807
Redemption and retirement of senior notes	(135,000)	(175,000)
Issuance of mortgages, capital leases and notes payable, net of costs	—	5,399
Repayment of mortgages, capital leases and notes payable	(37,375)	(16,312)
Issuance of common shares	118,087	93,668
Dividends paid to common and preferred shareholders	(141,849)	(131,172)
Distributions to and redemptions of noncontrolling interests	(5,679)	(7,236)
Net cash provided by financing activities	65,602	14,154
Increase in cash and cash equivalents	90,843	79,874
Cash and cash equivalents at beginning of year	36,988	67,806
Cash and cash equivalents at end of period	$127,831	$147,680

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, and California. As of September 30, 2013, we owned or had a controlling interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects.
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

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$91,208	$93,213
Interest capitalized	(10,894)	(7,469)
Interest expense	$80,314	$85,744
Cash paid for interest, net of amounts capitalized	$85,240	$89,959
Cash paid (refunded) for income taxes	$408	$(1,144)
NON-CASH FINANCING TRANSACTION:
Shares issued under dividend reinvestment plan	$(1,325)	$(1,395)

NOTE 3—REAL ESTATE
On April 3, 2013, we acquired the fee interest in a 95,000 square foot retail property located in Darien, Connecticut for $47.3 million. The purchase price allocation will be finalized after our valuation studies are complete. We incurred approximately $0.2 million of acquisition costs which are included in "general and administrative expenses" for the nine months ended September 30, 2013.
On April 5, 2013, one of our tenants acquired our fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease.  The ground lease included an option for the tenant to purchase the fee interest. The sales price was $6.5 million, and the gain was $5.0 million.
On July 22, 2013, we sold the fee interest in our final building at Fifth Avenue in San Diego, California, for a sales price of $15.3 million resulting in a gain of $10.7 million. On September 10, 2013 we sold the fee interest in a building in Forest Hills (Queens), New York, for a sales price of $20.4 million resulting in a gain of $13.2 million. Both sales were completed as a Section 1031 tax deferred exchange transaction with the acquisition of the property in Darien.

NOTE 4—REAL ESTATE PARTNERSHIP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2013, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
OPERATING RESULTS
Revenue	$4,642	$4,772	$14,215	$14,070
Expenses
Other operating expenses	1,321	1,242	4,456	3,809
Depreciation and amortization	1,369	1,372	4,099	4,123
Interest expense	840	844	2,523	2,533
Total expenses	3,530	3,458	11,078	10,465
Net income	$1,112	$1,314	$3,137	$3,605
Our share of net income from real estate partnership	$381	$490	$1,065	$1,286

	September 30,	December 31,
	2013	2012
	(In thousands)
BALANCE SHEETS
Real estate, net	$171,896	$174,509
Cash	3,452	2,735
Other assets	5,782	5,536
Total assets	$181,130	$182,780
Mortgages payable	$56,982	$57,155
Other liabilities	3,809	4,771
Partners’ capital	120,339	120,854
Total liabilities and partners’ capital	$181,130	$182,780
Our share of unconsolidated debt	$17,095	$17,147
Our investment in real estate partnership	$32,971	$33,169

NOTE 5—DEBT
During the nine months ended September 30, 2013, we repaid the following mortgage loans at par:

	Payoff Amount	Repayment Date	Maturity Date
	(In millions)
White Marsh Plaza	$9.0	January 2, 2013	April 1, 2013
Crow Canyon	$19.3	June 11, 2013	August 11, 2013
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
On June 9, 2013, we redeemed our $135.0 million 5.40% senior notes prior to the original maturity date of December 1, 2013. The redemption price of $138.5 million included a make-whole premium of approximately $3.3 million and accrued but unpaid interest of $0.2 million. The make-whole premium is included in "early extinguishment of debt" for the nine months ended September 30, 2013.
There was no balance outstanding on our revolving credit facility as of and for the three months ended September 30, 2013. During the nine months ended September 30, 2013, the maximum amount of borrowings outstanding under our revolving credit facility was $76.0 million, the weighted average amount of borrowings outstanding was $13.0 million, and the weighted average interest rate, before amortization of debt fees, was 1.29%.
Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2013, we were in compliance with all loan covenants.

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

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$1,021,013	$1,055,657	$1,060,364	$1,110,757
Senior notes and debentures	$1,213,508	$1,247,124	$1,076,545	$1,190,833

As of September 30, 2013, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive income/loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $4.5 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of September 30, 2013, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2013 was a liability of $3.5 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheets. For the three and nine months ended September 30, 2013, the change in valuation on our interest rate swaps was a decrease of $1.2 million and an increase of $8.8 million, respectively, (including $1.1 million and $3.2 million, respectively, reclassified from other comprehensive loss to interest expense) and is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$3,539	$—	$3,539	$—	$12,388	$—	$12,388

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 285,722 operating partnership units are outstanding which have a total fair value of $29.0 million, based on our closing stock price on September 30, 2013.

NOTE 8—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2013		2012
	Declared	Paid	Declared	Paid
Common shares	$2.240	$2.190	$2.110	$2.070
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2013, we issued 340,457 common shares at a weighted average price per share of $103.36 for net cash proceeds of $34.8 million and paid $0.4 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2013, we issued 1,075,036 common shares at a weighted average price per share of $110.00 for net cash proceeds of $116.8 million and paid $1.3 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of September 30, 2013, we had the capacity to issue up to $95.1 million in common shares under our ATM equity program.

NOTE 9—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Minimum rents
Retail and commercial	$111,928	$105,858	$334,628	$312,519
Residential	7,196	7,116	21,525	20,467
Cost reimbursement	30,364	29,085	89,850	82,376
Percentage rent	1,912	1,667	6,036	5,167
Other	2,908	3,217	8,097	7,801
Total rental income	$154,308	$146,943	$460,136	$428,330

Minimum rents include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions)
Straight-line rents	$1.1	$1.8	$3.7	$3.8
Amortization of above market leases	$(0.5)	$(0.8)	$(2.0)	$(2.6)
Amortization of below market leases	$1.3	$1.1	$4.3	$3.4

NOTE 10—DISCONTINUED OPERATIONS
Results of properties disposed or held for disposal which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenue from discontinued operations	$0.4	$0.6	$1.5	$1.6
Income from discontinued operations	0.1	0.4	0.9	1.1

NOTE 11—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Share-based compensation incurred
Grants of common shares	$2,671	$2,754	$8,284	$7,644
Grants of options	69	77	223	358
	2,740	2,831	8,507	8,002
Capitalized share-based compensation	(405)	(230)	(793)	(683)
Share-based compensation expense	$2,335	$2,601	$7,714	$7,319

NOTE 12—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2013 and 2012, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three and nine months ended September 30, 2013 and 2012. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$39,390	$39,285	$108,208	$104,437
Less: Preferred share dividends	(136)	(136)	(406)	(406)
Less: Income from continuing operations attributable to noncontrolling interests	(1,268)	(1,012)	(3,780)	(3,141)
Less: Earnings allocated to unvested shares	(278)	(221)	(659)	(638)
Income from continuing operations available for common shareholders	37,708	37,916	103,363	100,252
Results from discontinued operations attributable to the Trust	23,976	371	24,803	1,077
Gain on sale of real estate	—	—	4,994	11,860
Net income available for common shareholders, basic and diluted	$61,684	$38,287	$133,160	$113,189
DENOMINATOR
Weighted average common shares outstanding—basic	65,504	64,014	65,118	63,711
Effect of dilutive securities:
Stock options	143	188	153	180
Weighted average common shares outstanding—diluted	65,647	64,202	65,271	63,891
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.57	$0.59	$1.58	$1.57
Discontinued operations	0.37	0.01	0.38	0.02
Gain on sale of real estate	—	—	0.08	0.19
	$0.94	$0.60	$2.04	$1.78
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.57	$0.59	$1.58	$1.56
Discontinued operations	0.37	0.01	0.38	0.02
Gain on sale of real estate	—	—	0.08	0.19
	$0.94	$0.60	$2.04	$1.77
Income from continuing operations attributable to the Trust	$38,122	$38,273	$104,428	$101,296

NOTE 13—SUBSEQUENT EVENT
On October 1, 2013, we acquired an 11.8 acre parcel of land adjacent to our Assembly Row development project for a purchase price of $18.0 million.

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, and California. As of September 30, 2013, we owned or had a controlling interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects comprising approximately 19.5 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 95.3% leased and 94.6% occupied at September 30, 2013. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of September 30, 2013. In total, the joint venture properties in which we own a 30% interest were 85.3% leased and occupied at September 30, 2013.
2013 Significant Property Acquisition & Dispositions
On April 3, 2013, we acquired the fee interest in a 95,000 square foot retail property located in Darien, Connecticut for $47.3 million. The purchase price allocation will be finalized after our valuation studies are complete. We incurred approximately $0.2 million of acquisition costs which are included in "general and administrative expenses" for the nine months ended September 30, 2013.
On April 5, 2013, one of our tenants acquired our fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease. The ground lease included an option for the tenant to purchase the fee interest. The sales price was $6.5 million, and the gain was $5.0 million.
On July 22, 2013, we sold the fee interest in our final building at Fifth Avenue in San Diego, California for a sales price of $15.3 million resulting in a gain of approximately $10.7 million. On September 10, 2013, we sold the fee interest in Forest Hills in Forest Hills (Queens), New York for a sales price of $20.4 million resulting in a gain of approximately $13.2 million. Both sales were completed as a Section 1031 tax deferred exchange transaction with the acquisition of the property in Darien.
On October 1, 2013, we acquired an 11.8 acre parcel of land adjacent to our Assembly Row development project for a purchase price of $18.0 million.

2013 Significant Debt and Equity Transactions
During the nine months ended September 30, 2013, we repaid the following mortgage loans at par:

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
On June 9, 2013, we redeemed our $135.0 million 5.40% senior notes prior to the original maturity date of December 1, 2013. The redemption price of $138.5 million included a make-whole premium of approximately $3.3 million and accrued but unpaid interest of $0.2 million. The make-whole premium is included in "early extinguishment of debt" for the nine months ended September 30, 2013.
We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2013, we issued 340,457 common shares at the weighted average price per share of $103.36 for net cash proceeds of $34.8 million and paid $0.4 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2013, we issued 1,075,036 common shares at a weighted average price per share of $110.00 for net cash proceeds of $116.8 million and paid $1.3 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of September 30, 2013, we had the capacity to issue up to $95.1 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $196 million and $4 million, respectively, for the nine months ended September 30, 2013 and $92 million and $5 million, respectively, for the nine months ended September 30, 2012. We capitalized external and internal costs related to other property improvements of $31 million and $1 million, respectively, for the nine months ended September 30, 2013 and $33 million and $1 million, respectively, for the nine months ended September 30, 2012. We capitalized external and internal costs related to leasing activities of $6 million and $5 million, respectively, for the nine months ended September 30, 2013 and $5 million and $4 million, respectively, for the nine months ended September 30, 2012. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $4 million, $1 million, and $4 million, respectively, for the nine months ended September 30, 2013 and $4 million, $1 million, and $4 million, respectively, for the nine months ended September 30, 2012.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.

Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our retail spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, however, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations.  During the last quarter of 2013, we expect to continue to see increases in rental income as a result of our significant leasing activity over the past two years which resulted in higher occupancy in the latter half of 2012. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2013, no single tenant accounted for more than 3.4% of annualized base rent.
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
We continue our ongoing redevelopment efforts at Santana Row and are currently under construction on a 212 unit residential building which we expect to stabilize during 2014. Santana Row currently has zoning entitlements to build an additional 348 residential units and 305,000 square feet of retail and office space. The 212 unit residential building is expected to cost approximately $75 million of which $56 million has been incurred to date. We expect to incur the remaining costs for the project throughout 2013 and early 2014.
We continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at September 30, 2013 is approximately $228 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. In December 2011, we entered into agreements with AvalonBay Communities ("AvalonBay") for the residential portion of the first phase of development at Assembly Row which will include 450 apartment units (by AvalonBay) and approximately 326,000 square feet of retail space and 98,000 square feet of office space (both by the Trust).  The Massachusetts Bay Transit Authority (MBTA) is constructing the new orange line T-Stop at the property.   Our construction on the first phase commenced during first quarter 2012. Total expected costs for Phase I of Assembly Row range from $190 million to $200 million of which $93 million has been incurred to date. We expect Phase I to stabilize in 2015. Additionally during 2013, we are continuing our infrastructure work. In total, we expect to invest between $90 million and $100 million in Assembly Row in 2013, net of expected public funding.
In the third quarter 2012, we broke ground on the first phase of Pike & Rose in Rockville, MD, a long-term multi-phased mixed-use project located on a portion of our Mid-Pike Plaza property.  The property currently has zoning entitlements to build 1.7 million square feet of commercial-use buildings and 1,583 residential units. Phase I of Pike & Rose involves demolition of roughly 25% of the existing gross leasable area at Mid-Pike Plaza (which was completed during the second quarter 2012) and construction of 493 residential units, 151,000 square feet of retail space and 79,000 square feet of office space. Total expected costs for Phase I of Pike & Rose range from $245 million to $255 million of which $81 million has been incurred to date. We expect Phase I of the project to stabilize in 2015/2016.  We expect to invest between $90 million and $100 million in Pike and Rose in 2013.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, tenant demand, and our evaluation of whether those phases will generate an appropriate risk adjusted financial return.
We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long-term growth opportunities. Initially, some of our acquisitions do not contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. On occasion we also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through new or assumed mortgages.
At September 30, 2013, the leasable square feet in our properties was 94.6% occupied and 95.3% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.

Lease Rollovers
For the third quarter 2013, we signed leases for a total of 399,000 square feet of retail space including 274,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 20% on a cash basis and 34% on a straight-line basis. New leases for comparable spaces were signed for 104,000 square feet at an average rental increase of 39% on a cash basis and 57% on a straight-line basis. Renewals for comparable spaces were signed for 169,000 square feet at an average rental increase of 9% on a cash basis and 20% on a straight-line basis.
For the nine months ended September 30, 2013, we signed leases for a total of 1,145,000 square feet of retail space including 974,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 18% on a cash basis and 32% on a straight-line basis. New leases for comparable spaces were signed for 477,000 square feet at an average rental increase of 36% on a cash basis and 51% on a straight-line basis. Renewals for comparable spaces were signed for 497,000 square feet at an average rental increase of 6% on a cash basis and 18% on a straight-line basis.
Tenant improvements and incentives were $42.82 per square foot for new leases and $1.51 per square foot for renewals for the nine months ended September 30, 2013. Tenant improvements and incentives increased for new leases relative to our historical experience primarily due to one grocery anchor lease at Ellisburg Shopping Center and an anchor tenant at Westgate Center which is currently being redeveloped. We expect the amount to return to levels more in line with our historical experience in future periods.
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
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the three and nine months ended September 30, 2013, all or a portion of 79 properties were considered same-center and ten properties were considered redevelopment or expansion for both periods. For the nine months ended September 30, 2013, two properties were moved from acquisitions to same-center designation and one property was moved from redevelopment to same-center designation when compared to the designations as of December 31, 2012. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

			Change
	2013	2012	Dollars	%
	(Dollar amounts in thousands)
Rental income	$154,308	$146,943	$7,365	5.0%
Other property income	3,480	9,007	(5,527)	(61.4)%
Mortgage interest income	1,242	1,282	(40)	(3.1)%
Total property revenue	159,030	157,232	1,798	1.1%
Rental expenses	29,045	29,658	(613)	(2.1)%
Real estate taxes	18,400	17,224	1,176	6.8%
Total property expenses	47,445	46,882	563	1.2%
Property operating income	111,585	110,350	1,235	1.1%
Other interest income	70	261	(191)	(73.2)%
Income from real estate partnerships	381	490	(109)	(22.2)%
Interest expense	(25,762)	(28,218)	2,456	(8.7)%
General and administrative expense	(7,543)	(8,751)	1,208	(13.8)%
Depreciation and amortization	(39,341)	(34,847)	(4,494)	12.9%
Total other, net	(72,195)	(71,065)	(1,130)	1.6%
Income from continuing operations	39,390	39,285	105	0.3%
Discontinued operations - income	115	371	(256)	(69.0)%
Discontinued operations - gain on sale of real estate	23,861	—	23,861	100.0%
Net income	63,366	39,656	23,710	59.8%
Net income attributable to noncontrolling interests	(1,268)	(1,012)	(256)	25.3%
Net income attributable to the Trust	$62,098	$38,644	$23,454	60.7%

Property Revenues
Total property revenue increased $1.8 million, or 1.1%, to $159.0 million in the three months ended September 30, 2013 compared to $157.2 million in the three months ended September 30, 2012. The percentage occupied at our shopping centers increased to 94.6% at September 30, 2013 compared to 94.2% at September 30, 2012. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $7.4 million, or 5.0%, to $154.3 million in the three months ended September 30, 2013 compared to $146.9 million in the three months ended September 30, 2012 due primarily to the following:

•
an increase of $3.9 million at same-center properties due primarily to higher rental rates of approximately $2.5 million, higher occupancy of approximately $0.8 million, and an increase in recovery income, and

•	an increase of $3.7 million attributable to properties acquired in 2013 and 2012.
Other Property Income
Other property income decreased $5.5 million, or 61.4%, to $3.5 million in the three months ended September 30, 2013 compared to $9.0 million in the three months ended September 30, 2012. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to a $6.0 million lease termination fee received in 2012 from an anchor tenant at Ellisburg Shopping Center.

Property Expenses
Total property expenses increased $0.6 million, or 1.2%, to $47.4 million in the three months ended September 30, 2013 compared to $46.9 million in the three months ended September 30, 2012. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses decreased $0.6 million, or 2.1%, to $29.0 million in the three months ended September 30, 2013 compared to $29.7 million in the three months ended September 30, 2012. This decrease is primarily due to a $0.8 million decrease in bad debt expense at same-center properties partially offset by a $0.5 million increase in rental expenses related to properties acquired in 2013 and 2012.
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.4% in the three months ended September 30, 2013 from 19.0% in the three months ended September 30, 2012.
Real Estate Taxes
Real estate tax expense increased $1.2 million, or 6.8% to $18.4 million in the three months ended September 30, 2013 compared to $17.2 million in the three months ended September 30, 2012 due primarily to properties acquired in 2013 and 2012 and annual increases in assessments.
Property Operating Income
Property operating income increased $1.2 million, or 1.1%, to $111.6 million in the three months ended September 30, 2013 compared to $110.4 million in the three months ended September 30, 2012. This increase is primarily due to growth in earnings at same center properties and properties acquired in 2013 and 2012 partially offset by a decrease in lease termination fees at our same center properties. Excluding the $6.0 million termination fee in 2012, property operating income for the three months ended September 30, 2013 would have increased $7.2 million, or 6.9%.
Other
Interest Expense
Interest expense decreased $2.5 million, or 8.7%, to $25.8 million in the three months ended September 30, 2013 compared to $28.2 million in the three months ended September 30, 2012. This decrease is due primarily to the following:

•	a decrease of $2.6 million due to a lower overall weighted average borrowing rate, and

•	an increase of $1.8 million in capitalized interest,
partially offset by

•	an increase of $2.0 million due to higher borrowings.
Gross interest costs were $30.1 million and $30.7 million in the three months ended September 30, 2013 and 2012, respectively. Capitalized interest was $4.3 million and $2.5 million in the three months ended September 30, 2013 and 2012, respectively.
General and Administrative Expense
General and administrative expense decreased $1.2 million, or 13.8%, to $7.5 million in the three months ended September 30, 2013 from $8.8 million in the three months ended September 30, 2012. This decrease is due primarily to costs related to our CFO change in 2012 partially offset by higher personnel related costs.
Depreciation and Amortization
Depreciation and amortization expense increased $4.5 million, or 12.9%, to $39.3 million in the three months ended September 30, 2013 from $34.8 million in the three months ended September 30, 2012. This increase is due primarily to 2013 and 2012 acquisitions and accelerated depreciation due to the change in use of a redevelopment property.
Discontinued Operations -- Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. For the three months ended September 30, 2013, the amount primarily represents the operating income for the period during which we owned properties sold in 2013.

Discontinued Operations -- Gain on Sale of Real Estate
The $23.9 million gain on sale of real estate from discontinued operations for the three months ended September 30, 2013 is due to the sale of the fee interest in our final building at Fifth Avenue on July 22, 2013, and the sale of our fee interest in our building in Forest Hills on September 10, 2013.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

			Change
	2013	2012	Dollars	Dollars
	(Dollar amounts in thousands)
Rental income	$460,136	$428,330	$31,806	7.4%
Other property income	9,661	17,842	(8,181)	(45.9)%
Mortgage interest income	3,770	3,834	(64)	(1.7)%
Total property revenue	473,567	450,006	23,561	5.2%
Rental expenses	86,755	82,609	4,146	5.0%
Real estate taxes	53,604	49,680	3,924	7.9%
Total property expenses	140,359	132,289	8,070	6.1%
Property operating income	333,208	317,717	15,491	4.9%
Other interest income	165	580	(415)	(71.6)%
Income from real estate partnerships	1,065	1,229	(164)	(13.3)%
Interest expense	(80,314)	(85,744)	5,430	(6.3)%
Early extinguishment of debt	(3,399)	—	(3,399)	100.0%
General and administrative expense	(22,902)	(22,894)	(8)	—%
Depreciation and amortization	(119,615)	(106,451)	(13,164)	12.4%
Total other, net	(225,000)	(213,280)	(11,720)	5.5%
Income from continuing operations	108,208	104,437	3,771	3.6%
Discontinued operations - income	942	1,077	(135)	(12.5)%
Discontinued operations - gain on sale of real estate	23,861	—	23,861	100.0%
Gain on sale of real estate	4,994	11,860	(6,866)	(57.9)%
Net income	138,005	117,374	20,631	17.6%
Net income attributable to noncontrolling interests	(3,780)	(3,141)	(639)	20.3%
Net income attributable to the Trust	$134,225	$114,233	$19,992	17.5%

Property Revenues
Total property revenue increased $23.6 million, or 5.2%, to $473.6 million in the nine months ended September 30, 2013 compared to $450.0 million in the nine months ended September 30, 2012. The percentage occupied at our shopping centers increased to 94.6% at September 30, 2013 compared to 94.2% at September 30, 2012. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $31.8 million, or 7.4%, to $460.1 million in the nine months ended September 30, 2013 compared to $428.3 million in the nine months ended September 30, 2012 due primarily to the following:

•
an increase of $18.9 million at same-center properties due primarily to higher rental rates of approximately $8.8 million, increased occupancy of approximately $4.0 million, an increase in recovery income, and an increase in percentage rent,

•	an increase of $10.6 million attributable to properties acquired in 2013 and 2012, and

•
an increase of $1.7 million at redevelopment properties due primarily to the lease-up and stabilization of certain of our redevelopment properties partially offset by lower income from Mid-Pike Plaza as the property is prepared for the development of Pike & Rose.

Other Property Income
Other property income decreased $8.2 million, or 45.9%, to $9.7 million in the nine months ended September 30, 2013 compared to $17.8 million in the nine months ended September 30, 2012. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to lower lease termination fees at same center properties, largely from a $6.0 million lease termination fee received in 2012 from an anchor tenant at Ellisburg Shopping Center.
Property Expenses
Total property expenses increased $8.1 million, or 6.1%, to $140.4 million in the nine months ended September 30, 2013 compared to $132.3 million in the nine months ended September 30, 2012. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $4.1 million, or 5.0%, to $86.8 million in the nine months ended September 30, 2013 compared to $82.6 million in the nine months ended September 30, 2012. This increase is primarily due to the following:

•	an increase of $3.1 million in recoverable rental expenses at same center properties primarily due to snow removal costs,

•	an increase of $1.6 million related to properties acquired in 2013 and 2012, and

•	an increase of $0.5 million in marketing expenses at our Assembly Row and Pike & Rose projects, partially offset by

•	a decrease of $1.4 million in bad debt expense.
Rental expenses as a percentage of rental income plus other property income was 18.5% for the nine months ended September 30, 2013 and 2012.
Real Estate Taxes
Real estate tax expense increased $3.9 million, or 7.9% to $53.6 million in the nine months ended September 30, 2013 compared to $49.7 million in the nine months ended September 30, 2012 due primarily to properties acquired in 2013 and 2012 and annual increases in assessments.
Property Operating Income
Property operating income increased $15.5 million, or 4.9% , to $333.2 million in the nine months ended September 30, 2013 compared to $317.7 million in the nine months ended September 30, 2012. This increase is primarily due to growth in earnings at same-center properties, properties acquired in 2013 and 2012, and redevelopment properties.
Other
Interest Expense
Interest expense decreased $5.4 million, or 6.3%, to $80.3 million in the nine months ended September 30, 2013 compared to $85.7 million in the nine months ended September 30, 2012. This decrease is due primarily to the following:

•	a decrease of $8.8 million due to a lower overall weighted average borrowing rate, and

•	an increase of $3.4 million in capitalized interest,
partially offset by

•	an increase of $6.8 million due to higher borrowings.
Gross interest costs were $91.2 million and $93.2 million in the nine months ended September 30, 2013 and 2012, respectively. Capitalized interest was $10.9 million and $7.5 million in the nine months ended September 30, 2013 and 2012, respectively.
Early Extinguishment of Debt
The $3.4 million of early extinguishment of debt in the nine months ended September 30, 2013 relates to the make-whole premium paid as part of the early redemption of our 5.40% senior notes and the related write-off of unamortized debt fees.

Depreciation and Amortization
Depreciation and amortization expense increased $13.2 million, or 12.4%, to $119.6 million in the nine months ended September 30, 2013 from $106.5 million in the nine months ended September 30, 2012. This increase is due primarily to 2013 and 2012 acquisitions and accelerated depreciation due to the change in use of a redevelopment property.
Discontinued Operations -- Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. For the nine months ended September 30, 2013, the amount primarily represents the operating income for the period during which we owned properties sold in 2013.
Discontinued Operations -- Gain on Sale of Real Estate
The $23.9 million gain on sale of real estate from discontinued operations for the the nine months ended September 30, 2013 is due to the sale of the fee interest in our final building at Fifth Avenue on July 22, 2013 and the sale of the fee interest in our building in Forest Hills on September 10, 2013.
Gain on Sale of Real Estate
The $5.0 million gain on sale of real estate for the nine months ended September 30, 2013 is primarily due to the sale of the fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease. The ground lease included an option for the tenant to purchase the fee interest.
The $11.9 million gain on sale of real estate in the nine months ended September 30, 2012 is due to the sale of our Newbury Street Partnership's entire portfolio of three buildings on October 31, 2011. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Therefore, we recognized the gain on sale of $11.9 million in the nine months ended September 30, 2012.

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
At September 30, 2013, we had $127.8 million of cash and cash equivalents and no borrowings outstanding on our $600.0 million revolving credit facility that matures on April 21, 2017. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan which matures on November 21, 2018 also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of September 30, 2013, we had the capacity to issue up to $95.1 million in common shares under our ATM equity program.
For the nine months ended September 30, 2013, the maximum amount of borrowings outstanding under our revolving credit facility was $76.0 million, the weighted average amount of borrowings outstanding was $13.0 million and the weighted average interest rate, before amortization of debt fees, was 1.29%. On May 9, 2013, we issued $275.0 million of fixed rate senior notes that mature on June 1, 2023 and bear interest at 2.75%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $269.3 million. On June 9, 2013, we redeemed our $135.0 million 5.40% senior notes prior to the original maturity date of December 1, 2013. The redemption included a $3.3 million make-whole premium. We have no additional debt maturing for the remainder of 2013. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2013 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2013 which is the result of the 212 unit residential building at Santana Row, which will open in late 2013, and the continued construction of Phase 1 at both Assembly Row and Pike & Rose with expected openings of portions of both projects in 2014. Over the next two years, we expect to invest approximately $300 million related to the current phases of these three projects. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of future development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by operating activities	$226,728	$209,155
Cash used in investing activities	(201,487)	(143,435)
Cash provided by financing activities	65,602	14,154
Increase in cash and cash equivalents	90,843	79,874
Cash and cash equivalents, beginning of year	36,988	67,806
Cash and cash equivalents, end of period	$127,831	$147,680

Net cash provided by operating activities increased $17.6 million to $226.7 million during the nine months ended September 30, 2013 from $209.2 million during the nine months ended September 30, 2012. The increase was primarily attributable to higher net income before certain non-cash items.
Net cash used in investing activities increased $58.1 million to $201.5 million during the nine months ended September 30, 2013 from $143.4 million during the nine months ended September 30, 2012. The increase was primarily attributable to:

•	$47.2 million acquisition of a shopping center in Darien, Connecticut in April 2013, and

•	$62.8 million increase in capital investments in 2013 due primarily to our projects at Assembly Row, Pike & Rose and Santana Row, partially offset by

•	$42.9 million in proceeds from the sale of real estate in 2013.

Net cash provided by financing activities increased $51.4 million to $65.6 million during the nine months ended September 30, 2013 from $14.2 million during the nine months ended September 30, 2012. The increase was primarily attributable to:

•	$40.0 million increase due to the $135.0 million redemption of our 5.4% senior notes in June 2013 as compared to the $175.0 million retirement of our 6.00% senior notes in July 2012,

•
$24.5 million increase due to $269.3 million in net proceeds from the issuance of our 2.75% senior notes in May 2013 as compared to $244.8 million in net proceeds from the issuance of our 3.00% senior notes in July 2012, and

•
$24.4 million increase in net proceeds from the issuance of common shares due primarily to the sale of 1.1 million shares under our ATM equity program at a weighted average price of $110.00 during the nine months ended September 30, 2013 compared to 0.9 million shares at a weighted average price of $103.54 during the nine months ended September 30, 2012, partially offset by

•	$21.1 million increase in repayment of mortgages, capital leases and notes payable due to the payoff of two mortgages totaling $28.2 million in 2013 compared to one mortgage for $6.9 million in 2012,

•	$10.7 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, and

•	$5.4 million issuance of notes payable in June 2012.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2013, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At September 30, 2013, our investment in the Partnership was $33.0 million and the Partnership had approximately $57.0 million of mortgages payable outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2013:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2013	Stated Interest Rate as of September 30, 2013	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Idylwood Plaza	16,910	15,756	7.50%	June 5, 2014
Leesburg Plaza	29,423	27,416	7.50%	June 5, 2014
Loehmann’s Plaza	38,047	35,452	7.50%	June 5, 2014
Pentagon Row	54,619	50,893	7.50%	June 5, 2014
Melville Mall (2)	Acquired	20,917	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	54,452	5.46%	January 1, 2015
Barracks Road	44,300	37,327	7.95%	November 1, 2015
Hauppauge	16,700	14,071	7.95%	November 1, 2015
Lawrence Park	31,400	26,458	7.95%	November 1, 2015
Wildwood	27,600	23,256	7.95%	November 1, 2015
Wynnewood	32,000	26,963	7.95%	November 1, 2015
Brick Plaza	33,000	27,454	7.42%	November 1, 2015
East Bay Bridge	Acquired	62,228	5.13%	March 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
Rollingwood Apartments	24,050	22,616	5.54%	May 1, 2019
29th Place (Shoppers’ World)	Acquired	5,162	5.91%	January 31, 2021
Montrose Crossing	80,000	77,700	4.20%	January 10, 2022
Chelsea	Acquired	7,316	5.36%	January 15, 2031
Subtotal		710,437
Net unamortized premium		10,748
Total mortgages payable		721,185
Notes payable
Unsecured fixed rate
Term loan (3)	275,000	275,000	LIBOR + 1.30%	November 21, 2018
Various (4)	16,005	15,428	5.37%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (5)	9,400	9,400	0.07%	October 1, 2016
Revolving credit facility (6)	600,000	—	LIBOR + 0.90%	April 21, 2017
Total notes payable		299,828
Senior notes and debentures
Unsecured fixed rate
5.95% notes	150,000	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,219,200
Net unamortized discount		(5,692)
Total senior notes and debentures		1,213,508
Capital lease obligations
Various		71,677	Various	Various through 2106
Total debt and capital lease obligations		$2,306,198
_____________________

1)	Mortgages payable do not include our 30% share ($17.1 million) of the $57.0 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

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

4)	The interest rate of 5.37% represents the weighted average interest rate for ten unsecured fixed rate notes payable. These notes mature from November 15, 2014 to May 31, 2028.

5)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

6)
The maximum amount drawn under our revolving credit facility during the nine months ended September 30, 2013 was $76.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.29%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2013, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2013:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2013	$14		$3,000	$9	$3,023
2014	160,268		158,855	25	319,148
2015	297		206,007	27	206,331
2016	134,727		62,412	30	197,169
2017	200,361	(1)	177,654	34	378,049
Thereafter	1,023,361		102,509	71,552	1,197,422
	$1,519,028		$710,437	$71,677	$2,301,142	(2)
_____________________

1)	Our revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of September 30, 2013, there was no balance outstanding on our revolving credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of September 30, 2013.

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
As of September 30, 2013, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.02%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of September 30, 2013, and we do not anticipate it will have a significant effect in the future.
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

The reconciliation of net income to FFO available for common shareholders and to FFO available for common shareholders excluding early extinguishment of debt is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income	$63,366	$39,656	$138,005	$117,374
Net income attributable to noncontrolling interests	(1,268)	(1,012)	(3,780)	(3,141)
Gain on sale of real estate	(23,861)	—	(28,855)	(11,860)
Depreciation and amortization of real estate assets	35,334	30,556	107,730	94,328
Amortization of initial direct costs of leases	2,680	2,724	8,087	8,330
Depreciation of joint venture real estate assets	374	377	1,121	1,133
Funds from operations	76,625	72,301	222,308	206,164
Dividends on preferred shares	(136)	(136)	(406)	(406)
Income attributable to operating partnership units	223	236	665	707
Income attributable to unvested shares	(344)	(340)	(1,001)	(970)
Funds from operations available for common shareholders	76,368	72,061	221,566	205,495
Early extinguishment of debt, net of allocation to unvested shares	—	—	3,383	—
Funds from operations available for common shareholders excluding early extinguishment of debt	$76,368	$72,061	$224,949	$205,495
Weighted average number of common shares, diluted (1)	65,933	64,526	65,568	64,227

Funds from operations available for common shareholders, per diluted share	$1.16	$1.12	$3.38	$3.20

Funds from operations available for common shareholders excluding early extinguishment of debt, per diluted share	$1.16	$1.12	$3.43	$3.20
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of September 30, 2013, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.02%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2013, we had $2.2 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had capital lease obligations of $71.7 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2013 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $83.7 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2013 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $89.4 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2013, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of September 30, 2013. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended September 30, 2013, we redeemed 310 operating partnership units for cash.

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

FEDERAL REALTY INVESTMENT TRUST

October 31, 2013	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

October 31, 2013	/s/ James M. Taylor, Jr.
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