Form 10-K
period 2013-12-31
FEDERAL REALTY INVESTMENT TRUST
filed 2014-02-11
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The aggregate market value of the Registrant's common shares held by non-affiliates of the Registrant, based upon the closing sales price of the Registrant's common shares on June 30, 2013 was $6.8 billion.
The number of Registrant’s common shares outstanding on February 7, 2014 was 66,822,208.

FEDERAL REALTY INVESTMENT TRUST
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2013 annual meeting of shareholders to be held in May 2014 will be incorporated by reference into Part III hereof.

PART I

ITEM 1.    BUSINESS
References to “we,” “us,” “our” or the “Trust” refer to Federal Realty Investment Trust and our business and operations conducted through our directly or indirectly owned subsidiaries.
General
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2013, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects comprising approximately 19.5 million square feet. In total, the real estate projects were 95.8% leased and 95.1% occupied at December 31, 2013. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2013. In total, the joint venture properties in which we own an interest were 84.9% leased and occupied at December 31, 2013. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 46 consecutive years.
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
Employees
At February 7, 2014, we had 266 full-time employees and 159 part-time employees. None of our employees are represented by a collective bargaining unit. We believe that our relationship with our employees is good.
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
Retailers at our properties also face increasing competition from online retailers, outlet stores, discount shopping clubs, superstores, and other forms of sales and marketing of goods and services, such as direct mail. This competition could contribute to lease defaults and insolvency of tenants.
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
Revenue from our properties depends primarily on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic conditions may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our retail spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. However, any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, including the filing by any of our tenants for bankruptcy protection, will adversely affect our financial condition and results of operations. In the event of default by a tenant, we may experience delays and unexpected costs in enforcing our rights as landlord under lease terms, which may also adversely affect our financial condition and results of operations.
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
If a tenant or lease guarantor files for bankruptcy, we may not be able to collect all pre-petition amounts owed by that party. In addition, a tenant that files for bankruptcy protection may terminate our lease in which event we would have a general unsecured claim that would likely be for less than the full amount owed to us for the remainder of the lease term, which could adversely affect our financial condition and results of operations.
We may experience difficulty or delay in renewing leases or re-leasing space.
We derive most of our revenue directly or indirectly from rent received from our tenants. We are subject to the risks that, upon expiration or termination of leases, whether by their terms, as a result of a tenant bankruptcy, general economic conditions or otherwise, leases for space in our properties may not be renewed, space may not be re-leased, or the terms of renewal or re-lease, including the cost of required renovations or concessions to tenants, may be less favorable than current lease terms and may include decreases in rental rates. As a result, our net income could be reduced.
The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.
As of December 31, 2013, we had approximately $2.3 billion of debt outstanding. Of that outstanding debt, approximately $567.8 million was secured by all or a portion of 13 of our real estate projects and approximately $71.7 million represented capital lease obligations on four of our properties. In addition, we own a 30% interest in a joint venture that had $56.9 million of debt secured by four properties as of December 31, 2013. Approximately $2.3 billion (99.6%) of our debt as of

December 31, 2013 is fixed rate debt, which includes all of our property secured debt, our capital lease obligations and our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements. Our unconsolidated joint venture’s debt of $56.9 million is also fixed rate debt. Our organizational documents do not limit the level or amount of debt that we may incur. The amount of our debt outstanding from time to time could have important consequences to our shareholders. For example, it could:

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
We are obligated to comply with financial and other covenants pursuant to our debt obligations that could restrict our operating activities, and the failure to comply with such covenants could result in defaults that accelerate payment under our debt agreements.
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
As of December 31, 2013, we were in compliance with all of our financial covenants. If we were to breach any of our debt covenants, including the covenants listed above, and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares.
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
During 2013, construction continued on Phase I of Assembly Row, Phase I of Pike & Rose and a new residential building at Santana Row and we anticipate that our total investment in the current phase of these projects will approximate $530 million. There are a number of risks associated with these projects, including the size of the overall aggregate investment in these projects.  At Assembly Row, we are dependent on the performance of third parties to deliver significant aspects of the project that are critical to our success.  In addition at this project, our projected investment assumes that we will receive public funding which has been committed but has not been entirely funded. At both Assembly Row and Pike & Rose, a substantial amount of our investment is related to infrastructure, the value of which may be negatively impacted if we do not complete subsequent phases. Furthermore, with respect to residential development at Pike & Rose and Santana Row, we will be delivering these units into a residential environment in 2014-2016 that is uncertain.
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
Our growth strategy is focused on the redevelopment of properties we already own and the acquisition of additional properties. We believe that it will be difficult to fund our expected growth with cash from operating activities because, in addition to other requirements, we are generally required to distribute to our shareholders at least 90% of our taxable income each year to continue to qualify as a REIT for federal income tax purposes. As a result, we must rely primarily upon the availability of debt or equity capital, which may or may not be available on favorable terms or at all. Debt could include the sale of debt securities and mortgage loans from third parties. If economic conditions and conditions in the capital markets are not favorable at the time we need to raise capital, we may need to obtain capital on less favorable terms. Additionally, we cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms. Our access to debt or equity capital depends on a number of factors, including the market’s perception of our growth potential and risk profile, our ability to pay dividends, and our current and potential future earnings. Depending on the outcome of these factors as well as the impact of the economic environment, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or be unable to implement this strategy.
Rising interest rates could adversely affect our cash flow and the market price of our outstanding debt and preferred shares.
Of our approximately $2.3 billion of debt outstanding as of December 31, 2013, approximately $284.4 million bears interest at variable rates of which $275.0 million is effectively fixed through two interest rate swap agreements. We have a $600.0 million revolving credit facility, on which no balance is outstanding at December 31, 2013, that bears interest at LIBOR plus 90 basis points. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders. The interest rate on our $275.0 million term loan is currently fixed at 3.02% as a result of two interest rate swap agreements. We may enter into this type of hedging arrangements or other transactions for all or a portion of our variable rate debt to limit our exposure to rising interest rates. However, the amounts we are required to pay under the term loan and any other variable rate debt to which hedging or similar arrangements relate may increase in the event of non-performance by the counterparties to any of our hedging arrangements. In addition, an increase in market interest rates may lead purchasers of our debt securities and preferred shares to demand a higher annual yield, which could adversely affect the market price of our outstanding debt securities and preferred shares and the cost and/or timing of refinancing or issuing additional debt securities or preferred shares.
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
As with other publicly traded securities, the market price of our debt and equity securities depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors include, among others:

•	general economic and financial market conditions;

•	level and trend of interest rates;

•	our ability to access the capital markets to raise additional capital;

•	the issuance of additional equity or debt securities;

•	changes in our funds from operations (“FFO”) or earnings estimates;

•	changes in our debt or analyst ratings;

•	our financial condition and performance;

•	market perception of our business compared to other REITs; and

•	market perception of REITs, in general, compared to other investment alternatives.

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
Retailers at our properties also face increasing competition from online retailers, outlet stores, discount shopping clubs and other forms of sales and marketing of goods, such as direct mail. This competition could contribute to lease defaults and insolvency of tenants. If we are unable to continue to attract appropriate retail tenants to our properties, or to purchase new properties in our geographic markets, it could materially affect our ability to generate net income, service our debt and make distributions to our shareholders.
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
The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry and other factors outside our control. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Further, we may be unable to collect insurance proceeds if our insurers are unable to pay or contest a claim. Events such as these could adversely affect our results of operations and our ability to meet our obligations, including distributions to our shareholders.
We may have limited flexibility in dealing with our jointly owned investments.
Our organizational documents do not limit the amount of funds that we may invest in properties and assets owned jointly with other persons or entities. As of December 31, 2013, we held five predominantly retail real estate projects jointly with other persons in addition to our joint venture with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”) and properties owned in a “downREIT” structure. We may make additional joint investments in the future. Our existing and future joint investments may subject us to special risks, including the possibility that our partners or co-investors might become bankrupt, that those partners or co-investors might have economic or other business interests or goals which are unlike or incompatible with our business interests or goals, that those partners or co-investors might be in a position to take action contrary to our suggestions or instructions, or in opposition to our policies or objectives, and that disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration or some other form of dispute resolution. Although as of December 31, 2013, we held the managing general partnership or membership interest in all of our existing co-investments we generally must obtain the consent of the co-investor or meet defined criteria to sell or to finance these properties. Joint ownership gives a third party the opportunity to influence the return we can achieve on some of our investments and may adversely affect our ability to make distributions to our shareholders. We may also be liable for the actions of our co-investors.
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
Our joint venture with Clarion is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate these provisions at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Our investment in this joint venture is also subject to the risks described above for jointly owned investments. As of December 31, 2013, this joint venture owned seven properties.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
General
As of December 31, 2013, we owned or had a majority ownership interest in community and neighborhood shopping centers and mixed-used properties which are operated as 87 predominantly retail real estate projects comprising approximately 19.5 million square feet. These properties are located primarily in densely populated and affluent communities in strategic metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as California. No single property accounted for over 10% of our 2013 total revenue. We believe that our properties are adequately covered by commercial general liability, fire, flood, earthquake, terrorism and business interruption insurance provided by reputable companies, with commercially reasonable exclusions, deductibles and limits.
Tenant Diversification
As of December 31, 2013, we had approximately 2,500 leases, with tenants ranging from sole proprietors to major national and international retailers. No one tenant or affiliated group of tenants accounted for more than 3.5% of our annualized base rent as of December 31, 2013. As a result of our tenant diversification, we believe our exposure to any one bankruptcy filing in the retail sector has not been and will not be significant, however, multiple filings by a number of retailers could have a significant impact.
Geographic Diversification
Our 87 real estate projects are located in 13 states and the District of Columbia. The following table shows the number of projects, the gross leasable area (“GLA”) of commercial space and the percentage of total portfolio gross leasable area of commercial space in each state as of December 31, 2013.

State	Number of Projects	Gross Leasable Area	Percentage of Gross Leasable Area
	(In square feet)
Maryland	18	3,834,000	19.6%
Virginia	15	3,593,000	18.4%
California	13	3,363,000	17.2%
Pennsylvania(1)	10	2,295,000	11.8%
New Jersey	4	1,392,000	7.1%
Massachusetts	7	1,390,000	7.1%
New York	5	1,139,000	5.8%
Illinois	4	750,000	3.8%
Florida	3	678,000	3.5%
Connecticut(1)	3	397,000	2.0%
Michigan	1	217,000	1.1%
Texas	1	175,000	0.9%
District of Columbia	2	168,000	0.9%
North Carolina	1	153,000	0.8%
Total	87	19,544,000	100.0%

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

Commercial property leases generally range from three to ten years; however, certain leases, primarily with anchor tenants, may be longer. Many of our leases contain tenant options that enable the tenant to extend the term of the lease at expiration at pre-established rental rates that often include fixed rent increases, consumer price index adjustments or other market rate adjustments from the prior base rent. Leases on residential units are generally for a period of one year or less and, in 2013, represented approximately 4.7% of total rental income.
The following table sets forth the schedule of lease expirations for our commercial leases in place as of December 31, 2013 for each of the 10 years beginning with 2014 and after 2023 in the aggregate assuming that none of the tenants exercise future renewal options. Annualized base rents reflect in-place contractual rents as of December 31, 2013.

Year of Lease Expiration	Leased Square Footage Expiring	Percentage of Leased Square Footage Expiring	Annualized Base Rent Represented by Expiring Leases	Percentage of Annualized Base Rent Represented by Expiring Leases
2014	1,190,000	6%	$31,629,000	7%
2015	1,796,000	10%	44,496,000	10%
2016	1,997,000	11%	53,437,000	12%
2017	2,550,000	14%	63,720,000	14%
2018	2,405,000	13%	56,833,000	12%
2019	2,196,000	12%	46,554,000	10%
2020	924,000	5%	22,964,000	5%
2021	1,104,000	6%	29,997,000	7%
2022	1,232,000	6%	30,740,000	7%
2023	914,000	5%	27,082,000	6%
Thereafter	2,236,000	12%	47,642,000	10%
Total	18,544,000	100%	$455,094,000	100%
Lease Rollovers
For 2013, we signed leases for a total of 1,629,000 square feet of retail space including 1,370,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 20% on a cash basis and 33% on a straight-line basis. New leases for comparable spaces were signed for 586,000 square feet at an average rental increase of 35% on a cash basis and 51% on a straight-line basis. Renewals for comparable spaces were signed for 784,000 square feet at an average rental increase of 10% on a cash basis and 21% on a straight-line basis.
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
Tenant improvements and incentives for comparable spaces were $45.83 per square foot for new leases and $1.70 per square foot for renewals in 2013. Tenant improvements and incentives for comparable spaces were $36.20 per square foot for new leases and $2.78 for renewal leases in 2012. In 2013, tenant improvements and incentives increased for new leases relative to our historical experience primarily due to one grocery anchor lease at Ellisburg Shopping Center and an anchor tenant at Westgate Center which is currently being redeveloped. In future periods, we expect tenant improvements and incentives to return to levels more in line with our historical experience; however, our historical experience has also shown that costs have generally increased over time even absent specific tenant circumstances as noted above.
The rental increases associated with comparable spaces generally include all leases signed in arms-length transactions reflecting market leverage between landlords and tenants during the period. The comparison between average rent for expiring leases and new leases is determined by including minimum rent and percentage rent paid on the expiring lease and minimum rent and in some instances, projections of first lease year percentage rent, to be paid on the new lease. In atypical circumstances, management may exercise judgment as to how to most effectively reflect the comparability of spaces reported in this calculation. The change in rental income on comparable space leases is impacted by numerous factors including current market rates, location, individual tenant creditworthiness, use of space, market conditions when the expiring lease was signed, capital investment made in the space and the specific lease structure.

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
Historically, we have executed comparable space leases for 1.2 to 1.5 million square feet of retail space each year. We believe our leasing volume for 2014 will be inline with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.

Retail and Residential Properties
The following table sets forth information concerning all real estate projects in which we owned an equity interest, had a leasehold interest, or otherwise controlled and are consolidated as of December 31, 2013. Except as otherwise noted, we are the sole owner of our retail real estate projects. Principal tenants are the largest tenants in the project based on square feet leased or are tenants important to a project’s success due to their ability to attract retail customers.

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
California
150 Post Street San Francisco, CA 94108	1908, 1965	1997	103,000	$43.60	93%	Brooks Brothers H & M
Colorado Blvd Pasadena, CA 91103(4)	1905-1988	1996/1998	69,000	$38.51	100%	Pottery Barn Banana Republic
Crow Canyon Commons San Ramon, CA 94583	1980-2006	2005/2007	242,000	$20.37	95%	Lucky Loehmann’s Dress Shop Rite Aid
East Bay Bridge Emeryville & Oakland, CA 94608 (11)	1994-1995, 2010, 2012	2012	438,000	$15.56	100%	Home Depot Michaels Pak-N-Save Target
Escondido Promenade Escondido, CA 92029(5)	1987	1996/2010	297,000	$23.13	98%	TJ Maxx Toys R Us Dick's Sporting Goods Ross Dress For Less
Hermosa Avenue Hermosa Beach, CA 90254	1922	1997	22,000	$36.32	100%
Hollywood Blvd Hollywood, CA 90028(6)	1929, 1991	1999	140,000	$28.87	99%	DSW L.A. Fitness Fresh & Easy
Kings Court Los Gatos, CA 95032(4)(7)	1960	1998	80,000	$29.32	99%	Lunardi’s Supermarket CVS
Old Town Center Los Gatos, CA 95030	1962, 1998	1997	96,000	$35.07	94%	Gap Banana Republic Anthropologie
Plaza El Segundo El Segundo, CA 90245 (5)(11)	2006-2007	2011	381,000	$37.35	100%	H&M Anthropologie Best Buy HomeGoods Whole Foods Dick's Sporting Goods Container Store
Santana Row—Retail San Jose, CA 95128	2002, 2009	1997	650,000	$48.72	96%	H&M Crate & Barrel Container Store Best Buy CineArts Theatre Hotel Valencia
Santana Row—Residential San Jose, CA 95128	1999-2009, 2011	1997, 2012	505 units	N/A	95%
Third Street Promenade Santa Monica, CA 90401	1888-2000	1996-2000	209,000	$64.88	97%	Abercrombie & Fitch J. Crew Old Navy Banana Republic
Westgate Center San Jose, CA 95129	1960-1966	2004	636,000	$14.11	94%	Target Walmart Neighborhood Market Burlington Coat Factory Ross Dress For Less Michaels Nordstrom Rack
Connecticut
Bristol Bristol, CT 06010	1959	1995	267,000	$12.52	94%	Stop & Shop TJ Maxx
Darien, CT Darien, CT 06820	1920-2009	2013	95,000	$27.39	97%	Stop & Shop Equinox
Greenwich Avenue Greenwich Avenue, CT 06830	1968	1995	35,000	$61.00	100%	Saks Fifth Avenue

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
District of Columbia
Friendship Center Washington, DC 20015	1998	2001	119,000	$29.50	100%	DSW Maggiano’s Nordstrom Rack
Sam’s Park & Shop Washington, DC 20008	1930	1995	49,000	$39.31	97%	Petco
Florida
Courtyard Shops Wellington, FL 33414	1990, 1998	2008	130,000	$20.32	94%	Publix
Del Mar Village Boca Raton, FL 33433	1982, 1994 & 2007	2008	179,000	$15.34	79%	Winn Dixie CVS
Tower Shops Davie, FL 33324	1989	2011	369,000	$17.55	98%	Ulta Best Buy DSW Old Navy Ross Dress For Less TJ Maxx
Illinois
Crossroads Highland Park, IL 60035	1959	1993	168,000	$21.26	93%	Golfsmith Guitar Center L.A. Fitness
Finley Square Downers Grove, IL 60515	1974	1995	313,000	$11.52	98%	Bed, Bath & Beyond Petsmart Buy Buy Baby
Garden Market Western Springs, IL 60558	1958	1994	140,000	$12.24	95%	Mariano's Fresh Market Walgreens
North Lake Commons Lake Zurich, IL 60047	1989	1994	129,000	$12.21	92%	Mariano's Fresh Market
Maryland
Bethesda Row Bethesda, MD 20814(4)	1945-1991 2001	1993/2006 2008/2010	533,000	$47.09	99%	Apple Computer Barnes & Noble Equinox Giant Food Landmark Theater
Bethesda Row Residential Bethesda, MD 20814	2008	1993	180 units	N/A	98%
Congressional Plaza Rockville, MD 20852(5)	1965	1965	328,000	$35.31	99%	Buy Buy Baby Last Call Studio by Neiman Marcus Container Store The Fresh Market
Congressional Plaza Residential Rockville, MD 20852(5)	2003	1965	146 units	N/A	86%
Courthouse Center Rockville, MD 20852	1975	1997	35,000	$22.76	60%
Federal Plaza Rockville, MD 20852	1970	1989	248,000	$32.87	100%	Micro Center Ross Dress For Less TJ Maxx Trader Joe’s
Free State Shopping Center Bowie, MD 20715(9)	1970	2007	279,000	$16.53	87%	Giant Food TJ Maxx Ross Dress For Less Office Depot
Gaithersburg Square Gaithersburg, MD 20878	1966	1993	207,000	$28.52	77%	Bed, Bath & Beyond Ross Dress For Less
Governor Plaza Glen Burnie, MD 21961	1963	1985	267,000	$18.04	100%	Aldi L.A. Fitness Dick’s Sporting Goods
Laurel Centre Laurel, MD 20707	1956	1986	388,000	$21.84	77%	L.A. Fitness Giant Food Marshalls
Mid-Pike Plaza/Pike & Rose Rockville, MD 20852 (13)	1963	1982/2007	59,000	$35.69	100%	Toys R Us
Montrose Crossing Rockville, MD 20852 (5)(11)	1960-1979, 1996, 2011	2011/2013	363,000	$24.44	100%	A.C. Moore Giant Food Sports Authority Barnes & Noble Marshalls

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Perring Plaza Baltimore, MD 21134	1963	1985	395,000	$13.86	95%	Micro Center Burlington Coat Factory Home Depot Shoppers Food Warehouse Jo-Ann Stores
Plaza Del Mercado Silver Spring, MD 20906(9)(11)	1969	2004	96,000	$27.67	64%	CVS
Quince Orchard Gaithersburg, MD 20877(4)	1975	1993	261,000	$20.20	76%	L.A. Fitness Staples
Rockville Town Square Rockville, MD 20852 (8)	2006-2007	2006-2007	187,000	$30.60	96%	CVS Gold’s Gym
Rollingwood Apartments Silver Spring, MD 20910 9 three-story buildings(11)	1960	1971	282 units	N/A	96%
THE AVENUE at White Marsh Baltimore, MD 21236(7)(11)	1997	2007	297,000	$23.27	100%	AMC Loews Old Navy Barnes & Noble A.C. Moore
The Shoppes at Nottingham Square Baltimore, MD 21236	2005-2006	2007	32,000	$45.30	100%
White Marsh Other Baltimore, MD 21236	1985	2007	70,000	$30.80	98%
White Marsh Plaza Baltimore, MD 21236	1987	2007	80,000	$20.69	97%	Giant Food
Wildwood Bethesda, MD 20814(11)	1958	1969	84,000	$89.46	94%	CVS Balducci’s
Massachusetts
Assembly Square Marketplace/ Assembly Row Somerville, MA 02145 (13)	2005	2005-2011	336,000	$17.55	100%	Bed, Bath & Beyond Christmas Tree Shops Kmart Staples TJ Maxx A.C. Moore Sports Authority
Atlantic Plaza North Reading, MA 01864(9)(11)	1960	2004	123,000	$16.86	70%	Stop & Shop
Campus Plaza Bridgewater, MA 02324(9)	1970	2004	116,000	$13.95	100%	Roche Brothers Burlington Coat Factory
Chelsea Commons Chelsea, MA 02150(11)	1962-1969, 2008	2006-2008	222,000	$11.28	100%	Sav-A-Lot Home Depot Planet Fitness
Chelsea Commons Residential Chelsea, MA 02150	2013	2008	56 units	N/A	100%
Dedham Dedham, MA 02026	1959	1993	241,000	$14.93	98%	Star Market
Linden Square Wellesley, MA 02481	1960, 2008	2006	224,000	$44.85	94%	Roche Brothers Supermarket CVS
North Dartmouth North Dartmouth, MA 02747	2004	2006	48,000	$15.71	100%	Stop & Shop
Pleasant Shops Weymouth, MA 02190(9)	1974	2004	130,000	$13.97	93%	Whole Foods Marshalls
Queen Anne Plaza Norwell, MA 02061	1967	1994	149,000	$15.92	100%	HomeGoods TJ Maxx Hannaford
Saugus Plaza Saugus, MA 01906	1976	1996	170,000	$11.63	99%	Kmart Super Stop & Shop
Michigan
Gratiot Plaza Roseville, MI 48066	1964	1973	217,000	$11.82	99%	Bed, Bath & Beyond Best Buy Kroger DSW
North Carolina
Eastgate Chapel Hill, NC 27514	1963	1986	153,000	$23.23	93%	Stein Mart Trader Joe’s

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)

New Jersey
Brick Plaza Brick Township, NJ 08723(4)(11)	1958	1989	416,000	$16.60	91%	A&P Supermarket Barnes & Noble AMC Loews Sports Authority
Ellisburg Circle Cherry Hill, NJ 08034	1959	1992	268,000	$14.64	90%	Buy Buy Baby Stein Mart
Mercer Mall Lawrenceville, NJ 08648(4)(8)	1975	2003	501,000	$21.63	98%	Raymour & Flanigan Bed, Bath & Beyond DSW TJ Maxx Shop Rite
Troy Parsippany-Troy, NJ 07054	1966	1980	207,000	$20.08	99%	Pathmark L.A. Fitness
New York
Fresh Meadows Queens, NY 11365	1949	1997	406,000	$29.06	100%	Island of Gold Modell's AMC Loews Kohl’s Michaels
Greenlawn Plaza Greenlawn, NY 11743(9)(11)	1975, 2004	2006	106,000	$17.18	97%	Waldbaum’s Tuesday Morning
Hauppauge Hauppauge, NY 11788(11)	1963	1998	134,000	$27.60	100%	Shop Rite A.C. Moore
Huntington Huntington, NY 11746	1962	1988/2007	279,000	$25.33	100%	Nordstrom Rack Bed, Bath & Beyond Buy Buy Baby Michaels
Huntington Square East Northport, NY 11731(4)	1980, 2007	2010	74,000	$26.28	93%	Barnes & Noble
Melville Mall Huntington, NY 11747(10)(11)	1974	2006	246,000	$19.43	100%	Dick's Sporting Goods Kohl’s Marshalls Waldbaum's
Pennsylvania
Andorra Philadelphia, PA 19128	1953	1988	265,000	$15.31	95%	Acme Markets Kohl’s Staples L.A. Fitness
Bala Cynwyd Bala Cynwyd, PA 19004	1955	1993	295,000	$22.78	96%	Acme Markets Lord & Taylor Michaels L.A. Fitness
Flourtown Flourtown, PA 19031	1957	1980	160,000	$20.81	97%	Giant Food
Lancaster Lancaster, PA 17601(8)	1958	1980	127,000	$16.72	97%	Giant Food Michaels
Langhorne Square Levittown, PA 19056	1966	1985	219,000	$15.47	100%	Marshalls Redner’s Warehouse Market
Lawrence Park Broomall, PA 19008(11)	1972	1980	354,000	$18.56	97%	Acme Markets TJ Maxx HomeGoods Kaplan Career Institute
Northeast Philadelphia, PA 19114	1959	1983	288,000	$12.50	97%	Burlington Coat Factory Home Gallery Marshalls
Town Center of New Britain New Britain, PA 18901	1969	2006	124,000	$9.55	87%	Giant Food Rite Aid
Willow Grove Willow Grove, PA 19090	1953	1984	212,000	$19.03	99%	Home Goods Marshalls Barnes & Noble

Property, City, State, Zip Code	Year Completed	Year Acquired	Square Feet(1) /Apartment Units	Average Rent Per Square Foot(2)	Percentage Leased(3)	Principal Tenant(s)
Wynnewood Wynnewood, PA 19096(11)	1948	1996	251,000	$26.42	98%	Bed, Bath & Beyond Giant Food Old Navy
Texas
Houston Street San Antonio, TX 78205	1890-1935	1998	175,000	$24.46	90%	Hotel Valencia Walgreens
Virginia
29th Place Charlottesville, VA 22091(11)	1975-2001	2007	169,000	$16.89	96%	HomeGoods DSW Stein Mart Staples
Barcroft Plaza Falls Church, VA 22041(9)(11)	1963, 1972 & 1990	2006-2007	101,000	$23.63	78%	Harris Teeter Bank of America
Barracks Road Charlottesville, VA 22905(11)	1958	1985	497,000	$23.60	97%	Anthropologie Bed, Bath & Beyond Harris Teeter Kroger Barnes & Noble Old Navy Michaels Ulta
Falls Plaza/Falls Plaza—East Falls Church, VA 22046	1960-1962	1967/1972	144,000	$31.86	100%	Giant Food CVS Staples
Idylwood Plaza Falls Church, VA 22030	1991	1994	73,000	$44.11	100%	Whole Foods
Leesburg Plaza Leesburg, VA 20176	1967	1998	236,000	$23.70	97%	Giant Food Pier 1 Imports Office Depot Petsmart
Loehmann’s Plaza Fairfax, VA 22042	1971	1983	261,000	$27.04	92%	L.A. Fitness Giant Food Loehmann’s Dress Shop
Mount Vernon/South Valley/ 7770 Richmond Hwy Alexandria, VA 22306(4)(7)	1966, 1972,1987 & 2001	2003/2006	572,000	$16.36	94%	Shoppers Food Warehouse Bed, Bath & Beyond Michaels Home Depot TJ Maxx Gold’s Gym Staples
Old Keene Mill Springfield, VA 22152	1968	1976	92,000	$35.27	100%	Whole Foods Walgreens
Pan Am Fairfax, VA 22031	1979	1993	227,000	$21.55	100%	Michaels Micro Center Safeway
Pentagon Row Arlington, VA 22202	2001-2002	1998/2010	297,000	$36.48	98%	Harris Teeter Bed, Bath & Beyond L.A. Fitness DSW
Pike 7 Plaza Vienna, VA 22180	1968	1997	164,000	$40.82	100%	DSW Staples TJ Maxx
Shops at Willow Lawn Richmond, VA 23230	1957	1983	439,000	$17.11	92%	Kroger Old Navy Ross Dress For Less Staples
Tower Shopping Center Springfield, VA 22150	1960	1998	112,000	$24.37	91%	Talbots LA Mart
Tyson’s Station Falls Church, VA 22043	1954	1978	49,000	$42.70	95%	Trader Joe's
Village at Shirlington Arlington, VA 22206(8)	1940, 2006-2009	1995	261,000	$34.20	96%	AMC Loews Carlyle Grand Café Harris Teeter
Total All Regions—Retail(12)			19,544,000	$24.54	96%
Total All Regions—Residential			1,169 units		95%
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

(13)	Portion of property is currently under development. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

	Price Per Share		Dividends Declared Per Share
	High	Low
2013
Fourth quarter	$108.15	$100.30	$0.780
Third quarter	$107.44	$96.99	$0.780
Second quarter	$117.96	$96.21	$0.730
First quarter	$109.30	$104.50	$0.730
2012
Fourth quarter	$110.03	$99.82	$0.730
Third quarter	$109.49	$103.57	$0.730
Second quarter	$104.09	$94.95	$0.690
First quarter	$97.84	$89.23	$0.690
On February 7, 2014, there were 3,128 holders of record of our common shares.
Our ongoing operations generally will not be subject to federal income taxes as long as we maintain our REIT status and distribute to shareholders at least 100% of our taxable income. Under the Code, REITs are subject to numerous organizational and operational requirements, including the requirement to generally distribute at least 90% of taxable income.
Future distributions will be at the discretion of our Board of Trustees and will depend on our actual net income available for common shareholders, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our regular annual dividend rate for 46 consecutive years.
Our total annual dividends paid per common share for 2013 and 2012 were $2.97 per share and $2.80 per share, respectively. The annual dividend amounts are different from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2014 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, then the capital gain dividends are generally taxable to the shareholder as long-term capital gains.
The following table reflects the income tax status of distributions per share paid to common shareholders:

	Year Ended December 31,
	2013	2012
Ordinary dividend	$2.911	$2.772
Ordinary dividend eligible for 15% tax rate	—	—
Return of capital	—	—
Capital gain	0.059	0.028
	$2.970	$2.800

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
Recent Sales of Unregistered Shares
Under the terms of various operating partnership agreements of certain of our affiliated limited partnerships, the interest of limited partners in those limited partnerships may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2013, there were no redemptions of operating partnership units. All other equity securities sold by us during 2013 that were not registered have been previously reported in a Quarterly Report on Form 10-Q.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fourth quarter of 2013, no equity securities were purchased by us and 230 restricted common shares were forfeited by former employees.

ITEM 6.    SELECTED FINANCIAL DATA
The following table includes certain financial information on a consolidated historical basis. You should read this section in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.” Our selected operating data, other data and balance sheet data for the years ended December 31, 2009 through 2012 have been reclassified to conform to the 2013 presentation.

	Year Ended December 31,
	2013		2012		2011		2010		2009
	(In thousands, except per share data and ratios)
Operating Data:
Rental income	$620,089		$580,114		$536,749		$520,677		$508,607
Property operating income(1)	$446,959		$426,721		$381,335		$371,198		$360,618
Income from continuing operations	$137,811		$142,972		$130,319		$124,778		$99,956
Gain on sale of real estate	$28,855		$11,860		$15,075		$1,410		$1,298
Net income	$167,608		$156,232		$149,612		$128,237		$103,872
Net income attributable to the Trust	$162,681		$151,925		$143,917		$122,790		$98,304
Net income available for common shareholders	$162,140		$151,384		$143,376		$122,249		$97,763
Net cash provided by operating activities	$314,498		$296,633		$244,711		$256,735		$256,765
Net cash used in investing activities	$(345,198)		$(273,558)		$(196,369)		$(187,088)		$(127,341)
Net cash provided by (used in) financing activities	$82,639		$(53,893)		$3,667		$(189,239)		$(9,258)
Dividends declared on common shares	$198,965		$182,813		$171,335		$163,382		$157,638
Weighted average number of common shares outstanding:
Basic	65,331		63,881		62,438		61,182		59,704
Diluted	65,483		64,056		62,603		61,324		59,830
Earnings per common share, basic:
Continuing operations	$2.01		$2.15		$1.98		$1.93		$1.56
Discontinued operations	0.38		0.02		0.31		0.05		0.07
Gain on sale of real estate	0.08		0.19		—		0.01		—
Total	$2.47		$2.36		$2.29		$1.99		$1.63
Earnings per common share, diluted:
Continuing operations	$2.00		$2.14		$1.97		$1.93		$1.56
Discontinued operations	0.38		0.02		0.31		0.04		0.07
Gain on sale of real estate	0.08		0.19		—		0.01		—
Total	$2.46		$2.35		$2.28		$1.98		$1.63
Dividends declared per common share	$3.02		$2.84		$2.72		$2.66		$2.62
Other Data:
Funds from operations available to common shareholders(2)(3)	$289,938		$277,237		$251,576		$239,210		$211,065
EBITDA(3)(4)	$446,555		$410,918		$374,131		$352,481		$328,491
Adjusted EBITDA(3)(4)	$417,700		$399,058		$357,030		$351,071		$327,193
Ratio of EBITDA to combined fixed charges and preferred share dividends(3)(4)(5)	3.3	x	3.3	x	3.5	x	3.1	x	2.8	x
Ratio of Adjusted EBITDA to combined fixed charges and preferred share dividends(3)(4)(5)	3.1	x	3.2	x	3.3	x	3.1	x	2.7	x

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Balance Sheet Data:
Real estate, at cost	$5,149,463	$4,779,674	$4,426,444	$3,895,942	$3,759,234
Total assets	$4,219,294	$3,898,565	$3,666,210	$3,159,553	$3,222,309
Mortgages payable and capital lease obligations	$660,127	$832,482	$810,616	$589,441	$601,884
Notes payable	$300,822	$299,575	$295,159	$97,881	$261,745
Senior notes and debentures	$1,360,913	$1,076,545	$1,004,635	$1,079,827	$930,219
Preferred shares	$9,997	$9,997	$9,997	$9,997	$9,997
Shareholders’ equity	$1,471,297	$1,310,593	$1,240,604	$1,115,768	$1,151,738
Number of common shares outstanding	66,701	64,815	63,544	61,526	61,242

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
The reconciliation of net income to funds from operations available for common shareholders is as follows:

	2013	2012	2011	2010	2009
	(In thousands)
Net income	$167,608	$156,232	$149,612	$128,237	$103,872
Net income attributable to noncontrolling interests	(4,927)	(4,307)	(5,695)	(5,447)	(5,568)
Gain on sale of real estate	(28,855)	(11,860)	(15,075)	(1,410)	(1,298)
Gain on deconsolidation of VIE	—	—	(2,026)	—	—
Depreciation and amortization of real estate assets	144,873	125,611	113,188	107,187	103,104
Amortization of initial direct costs of leases	10,694	10,935	10,432	9,552	9,821
Depreciation of joint venture real estate assets	1,504	1,513	1,771	1,499	1,388
Funds from operations	290,897	278,124	252,207	239,618	211,319
Dividends on preferred shares	(541)	(541)	(541)	(541)	(541)
Income attributable to operating partnership units	888	943	981	980	974
Income attributable to unvested shares	(1,306)	(1,289)	(1,071)	(847)	(687)
Funds from operations available for common shareholders	$289,938	$277,237	$251,576	$239,210	$211,065

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
The reconciliation of net income to EBITDA and adjusted EBITDA for the periods presented is as follows:

	2013	2012	2011	2010	2009
	(In thousands)
Net income	$167,608	$156,232	$149,612	$128,237	$103,872
Depreciation and amortization	161,099	142,039	126,568	119,817	115,093
Interest expense	104,977	113,336	98,465	101,882	108,781
Early extinguishment of debt	13,304	—	(296)	2,801	2,639
Other interest income	(433)	(689)	(218)	(256)	(1,894)
EBITDA	446,555	410,918	374,131	352,481	328,491
Gain on sale of real estate	(28,855)	(11,860)	(15,075)	(1,410)	(1,298)
Gain on deconsolidation of VIE	—	—	(2,026)	—	—
Adjusted EBITDA	$417,700	$399,058	$357,030	$351,071	$327,193

(5) Fixed charges consist of interest on borrowed funds (including capitalized interest), amortization of debt discount/ premiums and debt costs, costs related to the early extinguishment of debt, and the portion of rent expense representing an interest factor. Excluding the $13.3 million of early extinguishment of debt charge from fixed charges in 2013, the ratio of EBITDA and adjusted EBITDA to combined fixed charges and preferred share dividends is 3.7x and 3.4x, respectively.
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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, as well as in California. As of December 31, 2013, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects comprising approximately 19.5 million square feet. In total, the real estate projects were 95.8% leased and 95.1% occupied at December 31, 2013. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of December 31, 2013. In total, the joint venture properties in which we own a 30% interest were 84.9% leased and 84.9% occupied at December 31, 2013. We have paid quarterly dividends to our shareholders continuously since our founding in 1962 and have increased our dividends per common share for 46 consecutive years.
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
We make estimates of the collectability of our current accounts receivable and straight-line rents receivable which requires significant judgment by management. The collectability of receivables is affected by numerous factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectability could differ from those estimates which could affect our net income. With respect to the allowance for current uncollectible tenant receivables, we assess the collectability of outstanding receivables by evaluating such factors as nature and age of the receivable, past history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant. At December 31, 2013 and 2012, our allowance for doubtful accounts was $12.7 million and $15.9 million, respectively. Historically, we have recognized bad debt expense between 0.4% and 1.3% of rental income and it was 0.1% in 2013 reflecting positive economic changes and their impact to our tenants. A change in the estimate of collectability of a receivable would result in a change to our allowance for doubtful accounts and correspondingly bad debt expense and net income. For example, in the event our estimates were not accurate and we were required to increase our allowance by 1% of rental income, our bad debt expense would have increased and our net income would have decreased by $6.2 million.
Due to the nature of the accounts receivable from straight-line rents, the collection period of these amounts typically extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2013 and 2012, accounts receivable includes approximately $60.6 million and $56.1 million, respectively, related to straight-line rents. Correspondingly, these estimates of collectability have a direct impact on our net income.
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
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $275 million and $6 million, respectively, for 2013 and $129 million and $6 million, respectively, for 2012. We capitalized external and internal costs related to other property improvements of $48 million and $1 million, respectively, for 2013 and $52 million and $1 million, respectively, for 2012. We capitalized external and internal costs related to leasing activities of $9 million and $6 million, respectively, for 2013 and $9 million and $6 million, respectively, for 2012. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $6 million, $1 million, and $5 million, respectively, for 2013 and $5 million, $1 million, and $5 million, respectively, for 2012.
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
Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires entities to disclose certain information relating to amounts reclassified out of accumulated other comprehensive income. We adopted the standard effective January 1, 2013 and it did not have a significant impact to our consolidated financial statements.
2013 Significant Property Acquisitions and Dispositions
On April 3, 2013 we acquired the fee interest in a 95,000 square foot retail property located in Darien, Connecticut for $47.3 million. Approximately $0.1 million and $1.8 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases", respectively. We incurred $0.2 million of acquisition costs which are included in "general and administrative expenses" in 2013.
On April 5, 2013, one of our tenants acquired our fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease. The ground lease included an option for the tenant to purchase the fee interest. The sales price was $6.5 million, and the gain was $5.0 million.

On July 22, 2013, we sold the fee interest in our final building at Fifth Avenue in San Diego, California for a sales price of $15.3 million resulting in a gain of $10.7 million. On September 10, 2013, we sold the fee interest in a building in Forest Hills (Queens), New York, for a sales price of $20.4 million resulting in a gain of $13.2 million. Both sales were completed as a Section 1031 tax deferred exchange transaction with the acquisition of the property in Darien.
On October 1, 2013, we acquired the fee interest in an 11.8 acre land parcel adjacent to our Assembly Row development project for a purchase price of $18.0 million.
On December 19, 2013, we acquired the fee interest in a land parcel contiguous with our Montrose Crossing shopping center that is encumbered by two retail ground leases. The total purchase price was $10.5 million and our 89.9% share was $9.4 million.
Subsequent Event - 2014 Property Acquisition
Effective January 1, 2014, we acquired a controlling interest in The Grove at Shrewsbury, a 187,000 square foot shopping center in Shrewsbury, New Jersey, and Brook 35 Plaza, a 99,000 square foot shopping center in Sea Girt, New Jersey for a gross value of $161 million. Our effective economic interest approximates 84% and was funded by the assumption of our share of $68 million of mortgage debt, 632,000 downREIT units, and $13 million of cash. The mortgage debt assumed is secured by the individual properties and has the following contractual terms:

	Principal	Stated Interest Rate	Maturity Date
	(in millions)
Brook 35 Plaza	$11.5	5.46%	July 1, 2014
The Grove at Shrewsbury	45.4	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	11.4	6.38%	March 1, 2018
The purchase price allocation will be completed after our valuation studies are complete. Additionally, we have entered into an agreement to acquire the interest of one of the non-controlling interest holders in the Grove at Shrewsbury for approximately $9 million in 2015.
2013 Significant Debt and Equity Transactions
During 2013, we repaid the following mortgage loans:

	Principal Payoff Amount	Repayment Date	Maturity Date
	(In millions)
White Marsh Plaza	$9.0	January 2, 2013	April 1, 2013
Crow Canyon	19.3	June 11, 2013	August 11, 2013
Idylwood Plaza (1)	15.7	December 5, 2013	June 5, 2014
Leesburg Plaza (1)	27.3	December 5, 2013	June 5, 2014
Loehmann's Plaza (1)	35.3	December 5, 2013	June 5, 2014
Pentagon Row (1)	50.7	December 5, 2013	June 5, 2014
	$157.3
(1) The payoff included a prepayment premium totaling $4.4 million for all four mortgages which is included in "early extinguishment of debt" in 2013.
On April 22, 2013, we upsized our $400.0 million revolving credit facility to $600.0 million and extended the maturity date to April 21, 2017, subject to a one-year extension at our option. Under the amended credit facility, the spread over LIBOR is 90 basis points based on our credit rating as of May 1, 2013.
On May 9, 2013, we issued $275.0 million of fixed rate senior notes that mature on June 1, 2023 and bear interest at 2.75%. The net proceeds from this note offering after issuance discounts, underwriting fees, and other costs were approximately $269.3 million.

On June 9, 2013, we redeemed our $135.0 million 5.40% senior notes prior to the original maturity date of December 1, 2013. The redemption price of $138.5 million included a make-whole premium of approximately $3.3 million and accrued but unpaid interest of $0.2 million. The make-whole premium is included in "early extinguishment of debt" in 2013.
On December 9, 2013 we issued $300.0 million of fixed rate senior notes that mature on January 15, 2024 and bear interest at 3.95%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $294.7 million.
On December 27, 2013, we redeemed our $150.0 million 5.95% senior notes prior to the original maturity date of August 15, 2014. The redemption price of $158.3 million included a make whole premium of approximately $5.0 million and accrued but unpaid interest of $3.3 million. The make whole premium is included in "early extinguishment of debt" in 2013.
We have an at the market ("ATM") equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended December 31, 2013, we issued 659,938 common shares at the weighted average price per share of $104.77 for net cash proceeds of $68.4 million and paid $0.7 million in commissions and $0.1 million in additional offering expenses related to to the sales of these common shares. For the year ended December 31, 2013, we issued 1,734,974 common shares at a weighted average price per share of $108.01 for net cash proceeds of $185.2 million and paid $2.0 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2013, we had the capacity to issue up to $26.0 million in common shares under our ATM equity program.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have continued to see signs of improvement for many of our tenants as well as increased interest from prospective tenants for our retail spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our centers and diverse tenant base mitigates the negative impact of the economic environment, however, any reduction in our tenants' abilities to pay base rent, percentage rent or other charges, will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At December 31, 2013, no single tenant accounted for more than 3.5% of annualized base rent.
Our properties are generally located in densely populated, affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2014, we expect to have redevelopment projects stabilizing with projected costs of approximately $26 million.
We continue our ongoing redevelopment efforts at Santana Row which currently has zoning entitlements to build an additional 348 residential units and 305,000 square feet of retail and office space. The first phase of our new 212 unit residential building will be completed in first quarter 2014 with the remainder of the building expected to be completed by mid-2014. The building is expected to stabilize in 2014 and to cost approximately $75 million of which $66 million has been incurred to date.
We continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at December 31, 2013 is approximately $259 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. In December 2011, we entered into agreements with AvalonBay Communities ("AvalonBay") for a portion of the first phase of development at Assembly Row which will include 450 residential units (by AvalonBay) and approximately 326,000 square feet of retail space and 98,000 square feet of office space (both by the Trust).  The Massachusetts Bay Transit Authority (MBTA) is constructing the new orange line T-Stop at the property.  Our construction on the first phase commenced during the first quarter 2012. Total expected costs for Phase I of Assembly Row range from $190 million to $200 million of which $115 million has been incurred to date. We expect Phase I to open in 2014 and stabilize in 2015. Additionally during 2013, we continued our infrastructure work. In total, we invested $89 million in Assembly Row in 2013, net of public funding, and expect to invest between $65 million and $85 million in 2014, net of expected public funding.

In the third quarter 2012, we broke ground on the first phase of Pike & Rose in Rockville, MD, a long-term multi-phased mixed-use project located on a portion of our Mid-Pike Plaza property.  The property currently has zoning entitlements to build 1.7 million square feet of commercial-use buildings and 1,583 residential units. Phase I of Pike & Rose involves demolition of roughly 25% of the existing gross leasable area at Mid-Pike Plaza (which was completed during the second quarter 2012) and construction of 493 residential units, 151,000 square feet of retail space and 79,000 square feet of office space. Total expected costs for Phase I of Pike & Rose range from $245 million to $255 million of which $106 million has been incurred to date. We expect a portion of Phase I to open in 2014 and the remainder in 2015 and expect Phase I to stabilize in 2015/2016. We invested $98 million in Pike & Rose in 2013 and expect to invest between $80 million to $110 million in 2014 related to Phase 1.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, tenant demand, and our evaluation of whether those phases will generate an appropriate financial return.
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
At December 31, 2013, the leasable square feet in our properties was 95.1% occupied and 95.8% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations. For the year ended December 31, 2013 and the comparison of 2013 and 2012, all or a portion of 79 properties were considered same-center and eleven properties were considered redevelopment or expansion. For the year ended December 31, 2013, three properties were moved from acquisition to same-center and one property was moved from redevelopment to same-center compared to the designations as of December 31, 2012. For the year ended December 31, 2012 and the comparison of 2012 and 2011, all or a portion of 75 properties were considered same-center and eight properties were considered redevelopment or expansion. For the year ended December 31, 2012, four properties were removed from same-center and two properties were added to same-center compared to the designations as of December 31, 2011. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods.  We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year.  Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

			Change
	2013	2012	Dollars	%
	(Dollar amounts in thousands)
Rental income	$620,089	$580,114	$39,975	6.9%
Other property income	12,169	20,211	(8,042)	(39.8)%
Mortgage interest income	5,155	5,466	(311)	(5.7)%
Total property revenue	637,413	605,791	31,622	5.2%
Rental expenses	118,695	112,616	6,079	5.4%
Real estate taxes	71,759	66,454	5,305	8.0%
Total property expenses	190,454	179,070	11,384	6.4%
Property operating income	446,959	426,721	20,238	4.7%
Other interest income	433	689	(256)	(37.2)%
Income from real estate partnerships	1,498	1,757	(259)	(14.7)%
Interest expense	(104,977)	(113,336)	8,359	(7.4)%
Early extinguishment of debt	(13,304)	—	(13,304)	100.0%
General and administrative expense	(31,970)	(31,158)	(812)	2.6%
Depreciation and amortization	(160,828)	(141,701)	(19,127)	13.5%
Total other, net	(309,148)	(283,749)	(25,399)	9.0%
Income from continuing operations	137,811	142,972	(5,161)	(3.6)%
Discontinued operations - income	942	1,400	(458)	(32.7)%
Discontinued operations - gain on sale of real estate	23,861	—	23,861	100.0%
Gain on sale of real estate	4,994	11,860	(6,866)	(57.9)%
Net income	167,608	156,232	11,376	7.3%
Net income attributable to noncontrolling interests	(4,927)	(4,307)	(620)	14.4%
Net income attributable to the Trust	$162,681	$151,925	$10,756	7.1%

Property Revenues
Total property revenue increased $31.6 million, or 5.2%, to $637.4 million in 2013 compared to $605.8 million in 2012. The percentage occupied at our shopping centers increased to 95.1% at December 31, 2013 compared to 94.9% at December 31, 2012. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $40.0 million, or 6.9%, to $620.1 million in 2013 compared to $580.1 million in 2012 due primarily to the following:

•
an increase of $23.3 million at same-center properties due primarily to higher rental rates of approximately $11.6 million, higher occupancy of approximately $3.9 million, and an increase in recovery income due to higher recoverable expenses,

•	an increase of $14.0 million attributable to properties acquired in 2013 and 2012, and

•
an increase of $2.0 million at redevelopment properties due primarily to the lease-up and stabilization of certain of our redevelopment properties partially offset by lower income from Mid-Pike Plaza as the property is prepared for the development of Pike & Rose.

Other Property Income
Other property income decreased $8.0 million, or 39.8%, to $12.2 million in 2013 compared to $20.2 million in 2012. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This decrease is primarily due to lower lease termination fees at same center properties, largely from a $6.0 million lease termination fee received in 2012 from an anchor tenant at Ellisburg Shopping Center.

Property Expenses
Total property expenses increased $11.4 million, or 6.4%, to $190.5 million in 2013 compared to $179.1 million in 2012. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $6.1 million, or 5.4%, to $118.7 million in 2013 compared to $112.6 million in 2012. This increase is primarily due to the following:

•	an increase of $4.0 million in repairs and maintenance expenses at same center and redevelopment properties primarily due to snow removal costs,

•	an increase of $2.1 million related to properties acquired in 2013 and 2012,

•	an increase of $1.3 million in marketing expenses primarily at our Assembly Row and Pike & Rose projects, partially offset by

•	a decrease of $1.7 million in bad debt expense.
Rental expenses as a percentage of rental income plus other property income was 18.8% for the years ended December 31, 2013 and 2012.
Real Estate Taxes
Real estate tax expense increased $5.3 million, or 8.0% to $71.8 million in 2013 compared to $66.5 million in 2012 due primarily to net higher assessments at same-center properties and properties acquired in 2013 and 2012.
Property Operating Income
Property operating income increased $20.2 million, or 4.7%, to $447.0 million in 2013 compared to $426.7 million in 2012. This increase is primarily due to growth in earnings at same-center properties, properties acquired in 2013 and 2012, and redevelopment properties.
Other
Interest Expense
Interest expense decreased $8.4 million, or 7.4%, to $105.0 million in 2013 compared to $113.3 million in 2012. This decrease is due primarily to the following:

•	a decrease of $11.6 million due to a lower overall weighted average borrowing rate, and

•	an increase of $6.1 million in capitalized interest,
partially offset by

•	an increase of $9.3 million due to higher borrowings.
Gross interest costs were $121.2 million and $123.4 million in 2013 and 2012, respectively. Capitalized interest was $16.2 million and $10.1 million in 2013 and 2012, respectively.
Early Extinguishment of Debt
The $13.3 million early extinguishment of debt in 2013 relates to the make-whole premiums paid as part of the early redemption of our 5.40% senior notes and 5.95% senior notes, the prepayment premium on our 7.5% mortgage loans, and the related write-off of unamortized debt fees.
General and Administrative Expense
General and administrative expense increased $0.8 million, or 2.6%, to $32.0 million in 2013 from $31.2 million in 2012. This increase is due primarily to an increase in employee related costs and transaction costs partially offset by costs incurred in 2012 related to the CFO transition.

Depreciation and Amortization
Depreciation and amortization expense increased $19.1 million, or 13.5%, to $160.8 million in 2013 from $141.7 million in 2012. This increase is due primarily to 2013 and 2012 acquisitions and accelerated depreciation due to the change in use of a redevelopment property.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $0.9 million and $1.4 million for 2013 and 2012, respectively primarily represents the operating income for the period during which we owned properties sold in 2013.
Discontinued Operations—Gain on Sale of Real Estate
The $23.9 million gain on sale of real estate from discontinued operations for 2013 is due to the sale of the fee interest in our final building at Fifth Avenue on July 22, 2013 and the sale of the fee interest in our building in Forest Hills on September 10, 2013.
Gain on Sale of Real Estate
The $5.0 million gain on sale of real estate for 2013 is primarily due to the sale of the fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease. The ground lease included an option for the tenant to purchase the fee interest.
The $11.9 million gain on sale of real estate in 2012 is due to the sale of our Newbury Street Partnership's entire portfolio of three buildings on October 31, 2011. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Therefore, we recognized the gain on sale of $11.9 million in 2012.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

			Change
	2012	2011	Dollars	%
	(Dollar amounts in thousands)
Rental income	$580,114	$536,749	$43,365	8.1%
Other property income	20,211	9,256	10,955	118.4%
Mortgage interest income	5,466	5,098	368	7.2%
Total property revenue	605,791	551,103	54,688	9.9%
Rental expenses	112,616	109,364	3,252	3.0%
Real estate taxes	66,454	60,404	6,050	10.0%
Total property expenses	179,070	169,768	9,302	5.5%
Property operating income	426,721	381,335	45,386	11.9%
Other interest income	689	218	471	216.1%
Income from real estate partnerships	1,757	1,808	(51)	(2.8)%
Interest expense	(113,336)	(98,465)	(14,871)	15.1%
Early extinguishment of debt	—	296	(296)	(100.0)%
General and administrative expense	(31,158)	(28,985)	(2,173)	7.5%
Depreciation and amortization	(141,701)	(125,888)	(15,813)	12.6%
Total other, net	(283,749)	(251,016)	(32,733)	13.0%
Income from continuing operations	142,972	130,319	12,653	9.7%
Discontinued operations - income	1,400	2,192	(792)	(36.1)%
Discontinued operations - gain on deconsolidation of VIE	—	2,026	(2,026)	(100.0)%
Discontinued operations - gain on sale of real estate	—	15,075	(15,075)	(100.0)%
Gain on sale of real estate	11,860	—	11,860	100.0%
Net income	156,232	149,612	6,620	4.4%
Net income attributable to noncontrolling interests	(4,307)	(5,695)	1,388	(24.4)%
Net income attributable to the Trust	$151,925	$143,917	$8,008	5.6%

Property Revenues
Total property revenue increased $54.7 million, or 9.9%, to $605.8 million in 2012 compared to $551.1 million in 2011. The percentage occupied at our shopping centers increased to 94.9% at December 31, 2012 compared to 92.4% at December 31, 2011. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $43.4 million, or 8.1%, to $580.1 million in 2012 compared to $536.7 million in 2011 due primarily to the following:

•	an increase of $29.3 million attributable to properties acquired in 2011 and 2012,

•	an increase of $8.6 million at same-center properties due primarily to higher rental rates of approximately $6.5 million and an increase in parking income, and

•
an increase of $4.3 million at redevelopment properties due primarily to increased occupancy at certain properties, mainly our new residential building at Santana Row and higher rental rates on new leases partially offset by lower income from Mid-Pike as the property is prepared for the development of Pike & Rose.

Other Property Income
Other property income increased $11.0 million, or 118.4%, to $20.2 million in 2012 compared to $9.3 million in 2011. Included in other property income are items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at same-center properties.

Property Expenses
Total property expenses increased $9.3 million, or 5.5%, to $179.1 million in 2012 compared to $169.8 million in 2011. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $3.3 million, or 3.0%, to $112.6 million in 2012 compared to $109.4 million in 2011. This increase is primarily due to the following:

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
As a result of the changes in rental income, other property income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income decreased to 18.8% in 2012 from 20.0% in 2011.
Real Estate Taxes
Real estate tax expense increased $6.1 million, or 10.0% to $66.5 million in 2012 compared to $60.4 million in 2011 due primarily to properties acquired in 2011 and 2012 and higher assessments at redevelopment and same-center properties.
Property Operating Income
Property operating income increased $45.4 million, or 11.9%, to $426.7 million in 2012 compared to $381.3 million in 2011. This increase is primarily due to properties acquired in 2011 and 2012, and growth in earnings at same-center properties and redevelopment properties.
Other
Interest Expense
Interest expense increased $14.9 million, or 15.1%, to $113.3 million in 2012 compared to $98.5 million in 2011. This increase is due primarily to the following:

•	an increase of $12.9 million due to mortgage loans secured by Plaza El Segundo and Montrose Crossing both of which were acquired in 2011, and

•	an increase of $4.7 million due to higher borrowings,
partially offset by

•	an increase of $2.0 million capitalized interest, and

•	a decrease of $0.7 million due to a lower overall average borrowing rate.
Gross interest costs were $123.4 million and $106.6 million in 2012 and 2011, respectively. Capitalized interest was $10.1 million and $8.1 million in 2012 and 2011, respectively.
Early Extinguishment of Debt
The $0.3 million of income from early extinguishment of debt in 2011 is due to the write off of unamortized debt premium net of a 3.0% prepayment premium and unamortized debt fees related to the payoff of our mortgage loan on Tower Shops prior to its contractual payment date.
General and Administrative Expense
General and administrative expense increased $2.2 million, or 7.5%, to $31.2 million in 2012 from $29.0 million in 2011. This increase is due primarily to costs related to our CFO change and higher personnel related costs partially offset by lower acquisition costs in 2012 compared to 2011.

Depreciation and Amortization
Depreciation and amortization expense increased $15.8 million, or 12.6%, to $141.7 million in 2012 from $125.9 million in 2011. This increase is due primarily to 2011 acquisitions and capital improvements at same-center and redevelopment properties.
Discontinued Operations— Income
Income from discontinued operations represents the operating income of properties that have been disposed or will be disposed, which is required to be reported separately from results of ongoing operations. The reported operating income of $1.4 million and $2.2 million for 2012 and 2011, respectively, represents the operating income for the period during which we owned properties sold/disposed of prior to December 31, 2013.

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
Gain on Sale of Real Estate
The $11.9 million gain on sale of real estate in 2012 is due to the sale of our Newbury Street Partnership's entire portfolio of three buildings on October 31, 2011. Due to the timing of receiving information from the general partner, our share of earnings was recorded one quarter in arrears. Therefore, we recognized the gain on sale of $11.9 million in 2012.

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
At December 31, 2013, we had $88.9 million of cash and cash equivalents and no borrowings outstanding on our $600.0 million revolving credit facility that matures on April 21, 2017. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan that matures on November 21, 2018 also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of December 31, 2013, we had the capacity to issue up to $26.0 million in common shares under our ATM equity program and plan to increase the availability to $300 million during Q1 2014.
For 2013, the maximum amount of borrowings outstanding under our revolving credit facility was $76.0 million, the weighted average amount of borrowings outstanding was $10.5 million and the weighted average interest rate, before amortization of debt fees, was 1.27%. During 2013, we accessed the public debt markets twice, issuing $275 million of 2.75% senior notes in May 2013 that mature on June 1, 2023 and in December 2013, issuing $300 million of 3.95% senior notes that mature on January 15, 2024.  The net proceeds of these two offerings after issuance discounts, underwriting fees and other costs were approximately $564.0 million.  We used the net proceeds from both of these transactions to address our 2013 and 2014 debt maturities as follows:

Description	Repayment Date	Principal Repaid	Original Maturity Date	Prepayment Premium
5.40% Senior Notes	June 9, 2013	$135 million	December 1, 2013	$3.3 million
7.50% Mortgage Loans	December 5, 2013	$129 million	June 5, 2014	$4.4 million
5.95% Senior Notes	December 27, 2013	$150 million	August 15, 2014	$5.0 million

Consequently, we have only $30.1 million of debt maturing in 2014.  We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Our overall capital requirements during 2014 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2014 which is the result of the 212 unit residential building at Santana Row and the continued construction of Phase 1 at both Assembly Row and Pike & Rose with expected openings of portions of both projects in 2014. Over the next two years, we expect to invest approximately $240 million related to the current phases of these three projects. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis, with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.
Summary of Cash Flows

	Year Ended December 31,
	2013	2012
	(In thousands)
Cash provided by operating activities	$314,498	$296,633
Cash used in investing activities	(345,198)	(273,558)
Cash provided by (used in) financing activities	82,639	(53,893)
Increase (decrease) in cash and cash equivalents	51,939	(30,818)
Cash and cash equivalents, beginning of year	36,988	67,806
Cash and cash equivalents, end of year	$88,927	$36,988

Net cash provided by operating activities increased $17.9 million to $314.5 million during 2013 from $296.6 million during 2012. The increase was primarily attributable to higher net income before certain non-cash items.
Net cash used in investing activities increased $71.6 million to $345.2 million during 2013 from $273.6 million during 2012. The increase was primarily attributable to:

•	$109.5 million increase in capital investments in 2013 due primarily to our projects at Assembly Row, Pike & Rose and Santana Row, and

•	$6.4 million increase in acquisitions of real estate,
partially offset by

•	$42.9 million in proceeds from the sale of real estate in 2013.
Net cash provided by financing activities increased $136.5 million to $82.6 million during 2013 from $53.9 million used in financing activities in 2012. The increase was primarily attributable to:

•
$319.6 million increase due to net proceeds of $564.4 million from the issuance of our 2.75% senior notes in May 2013 and our 3.95% senior notes in December 2013 as compared to $244.8 million in net proceeds from the issuance of our 3.00% senior notes in July 2012, and

•
$74.3 million increase in net proceeds from the issuance of common shares due primarily to the sale of 1.7 million shares under our ATM equity program at a weighted average price of $108.01 during 2013 compared to 1.0 million shares at a weighted average price of $103.69 during 2012, partially offset by

•
$120.3 million increase in repayment of mortgages, capital leases and notes payable due to the payoff of six mortgages totaling $157.3 million and $4.4 million in prepayment premiums in 2013 compared to the repayment of four mortgages totaling $41.0 million in 2012,

•	$118.4 million decrease due to the redemption of $285.0 million of senior notes and the payment of make-whole premiums of $8.3 million in 2013 as compared to $175.0 million of redemptions in 2012, and

•	$15.0 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.
Contractual Commitments
The following table provides a summary of our fixed, noncancelable obligations as of December 31, 2013:

	Commitments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Fixed rate debt (principal and interest)(1)	$2,861,065	$193,538	$523,897	$778,461	$1,365,169
Fixed rate debt - unconsolidated real estate partnership (principal and interest)(2)	18,946	7,658	11,288	—	—
Capital lease obligations (principal and interest)	194,970	5,788	11,575	11,597	166,010
Variable rate debt (principal only)(3)	9,400	—	9,400		—
Operating leases	55,573	1,478	2,800	2,191	49,104
Real estate commitments(4)	67,500	—	—	—	67,500
Development, redevelopment, and capital improvement obligations	246,894	217,279	29,613	2	—
Contractual operating obligations	22,315	15,833	5,720	619	143
Total contractual obligations	$3,476,663	$441,574	$594,293	$792,870	$1,647,926
 _____________________

(1)	Fixed rate debt includes our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements.

(2)	Amounts reflect our share of principal and interest payments on our unconsolidated joint venture's fixed rate debt.

(3)
Variable rate debt includes a $9.4 million bond that had an interest rate of 0.09% at December 31, 2013 and our revolving credit facility, which currently has no outstanding balance and bears interest at LIBOR plus 0.90%.

(4)
A master lease on Melville Mall includes a fixed price put option requiring us to purchase the property for $5.0 million plus the assumption of the owners’ mortgage debt. The current mortgage loan matures on September 1, 2014, is expected to be refinanced at maturity, and has an outstanding contractual balance of $20.7 million at December 31, 2013. The real estate commitments currently include the fixed $5.0 million and all payments related to the current mortgage loan are included in fixed rate debt.

In addition to the amounts set forth in the table above and other liquidity requirements previously discussed, the following potential commitments exist:

(a) Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2013, our estimated liability upon exercise of the put option would range from approximately $68 million to $75 million.
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
(c) Under the terms of various other partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. As of December 31, 2013, a total of 285,722 operating partnership units are outstanding.
(d) Effective December 27, 2013, the other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2013, our estimated maximum liability upon exercise of the put option would range from approximately $7 million to $8 million.
(e) Effective December 30, 2013, two of the members have the right to require us to purchase their 10.0% and 11.8% ownership interests in Plaza El Segundo at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2013, our estimated maximum liability upon exercise of the put option would range from approximately $11 million to $13 million. Also, between January 1, 2017 and February 1, 2017, we have an option to purchase the preferred interest of another member in Plaza El Segundo. The purchase price will be the lesser of fair value or the $4.9 million stated value of the preferred interest plus any accrued and unpaid preferred returns.
(f) At December 31, 2013, we had letters of credit outstanding of approximately $15.9 million which are collateral for existing indebtedness and other obligations of the Trust.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2013, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At December 31, 2013, our investment in the Partnership was $32.3 million and the Partnership had approximately $56.9 million of mortgages payable outstanding.
Other than the joint venture described above and items disclosed in the Contractual Commitments Table, we have no off-balance sheet arrangements as of December 31, 2013 that are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of December 31, 2013:

Description of Debt	Original Debt Issued	Principal Balance as of December 31, 2013	Stated Interest Rate as of December 31, 2013	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Melville Mall (2)	Acquired	$20,705	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	54,112	5.46%	January 1, 2015
Barracks Road	44,300	37,069	7.95%	November 1, 2015
Hauppauge	16,700	13,974	7.95%	November 1, 2015
Lawrence Park	31,400	26,275	7.95%	November 1, 2015
Wildwood	27,600	23,095	7.95%	November 1, 2015
Wynnewood	32,000	26,777	7.95%	November 1, 2015
Brick Plaza	33,000	27,254	7.42%	November 1, 2015
East Bay Bridge	Acquired	61,980	5.13%	March 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
Rollingwood Apartments	24,050	22,521	5.54%	May 1, 2019
29th Place (Shoppers’ World)	Acquired	5,119	5.91%	January 31, 2021
Montrose Crossing	80,000	77,341	4.20%	January 10, 2022
Chelsea	Acquired	7,269	5.36%	January 15, 2031
Subtotal		578,491
Net unamortized premium		9,965
Total mortgages payable		588,456
Notes payable
Unsecured fixed rate
Term Loan (3)	275,000	275,000	LIBOR + 1.30%	November 21, 2018
Various (4)	17,239	16,422	5.73%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (5)	9,400	9,400	0.09%	October 1, 2016
Revolving credit facility (6)	600,000	—	LIBOR + 0.90%	April 21, 2017
Total notes payable		300,822
Senior notes and debentures
Unsecured fixed rate
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,369,200
Net unamortized discount		(8,287)
Total senior notes and debentures		1,360,913
Capital lease obligations
Various		71,671	Various	Various through 2106
Total debt and capital lease obligations		$2,321,862

_____________________

1)	Mortgages payable do not include our 30% share ($17.1 million) of the $56.9 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

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

4)	The interest rate of 5.73% represents the weighted average interest rate for twelve unsecured fixed rate notes payable. These notes mature between November 15, 2014 and October 31, 2028.

5)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

6)
The maximum amount drawn under our revolving credit facility during 2013 was $76.0 million and the weighted average effective interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.27%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of December 31, 2013, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of December 31, 2013:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2014	$10,339		$29,909	$28	$40,276
2015	373		206,007	27	206,407
2016	134,811		62,412	30	197,253
2017	200,456	(1)	177,654	34	378,144
2018	275,505		2,782	37	278,324
Thereafter	1,048,538		99,727	71,515	1,219,780
	$1,670,022		$578,491	$71,671	$2,320,184	(2)
_____________________

1)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of December 31, 2013, there was no balance outstanding under this credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans and senior notes as of December 31, 2013.

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
As of December 31, 2013, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.02%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings in 2013, 2012 and 2011, and we do not anticipate it will have a significant effect in the future.
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

In addition to FFO, we have also included FFO excluding the current period "early extinguishment of debt" charge which relates to the early redemption of our 5.40% senior notes, 5.95% senior notes, and 7.50% mortgages loans.  We believe the unusual nature of this charge, being a make-whole payment on the remaining principal and interest on the redeemed notes/mortgages, is worthy of separate evaluation and consequently have provided both relevant metrics.

The reconciliation of net income to FFO available for common shareholders and to FFO available for common shareholders excluding early extinguishment of debt is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net income	$167,608	$156,232	$149,612
Net income attributable to noncontrolling interests	(4,927)	(4,307)	(5,695)
Gain on sale of real estate	(28,855)	(11,860)	(15,075)
Gain on deconsolidation of VIE	—	—	(2,026)
Depreciation and amortization of real estate assets	144,873	125,611	113,188
Amortization of initial direct costs of leases	10,694	10,935	10,432
Depreciation of joint venture real estate assets	1,504	1,513	1,771
Funds from operations	290,897	278,124	252,207
Dividends on preferred shares	(541)	(541)	(541)
Income attributable to operating partnership units	888	943	981
Income attributable to unvested shares	(1,306)	(1,289)	(1,071)
Funds from operations available for common shareholders	289,938	277,237	251,576
Early extinguishment of debt, net of allocation to unvested shares	13,244	—	—
Funds from operations available for common shareholders excluding early extinguishment of debt	$303,182	$277,237	$251,576
Weighted average number of common shares, diluted (1)	65,778	64,389	62,964

Funds from operations available for common shareholders, per diluted share	$4.41	$4.31	$4.00

Funds from operations available for common shareholders excluding early extinguishment of debt, per diluted share	$4.61	$4.31	$4.00
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of December 31, 2013, we were party to two interest rate swap agreements that effectively fix the rate on the $275.0 million term loan at 3.02%.
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

Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At December 31, 2013, we had $2.3 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had capital lease obligations of $71.7 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2013 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $101.8 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at December 31, 2013 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $109.5 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At December 31, 2013, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of December 31, 2013. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data are included as a separate section of this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Quarterly Assessment
We carried out an assessment as of December 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer. Rules adopted by the SEC require that we present the conclusions of our principal executive officer and our principal financial officer about the effectiveness of our disclosure controls and procedures and the conclusions of our management about the effectiveness of our internal control over financial reporting as of the end of the period covered by this annual report.
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
Scope of the Evaluations
The evaluation by our Chief Executive Officer and our Chief Financial Officer of our disclosure controls and procedures and our internal control over financial reporting included a review of our procedures and procedures performed by internal audit, as well as discussions with our Disclosure Committee and others in our organization, as appropriate. In conducting this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control—Integrated Framework. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The evaluation of our disclosure controls and procedures and our internal control over financial reporting is done on a quarterly basis, so that the conclusions concerning the effectiveness of such controls can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fourth fiscal quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2014 Annual Meeting of Shareholders (as amended or supplemented, the “Proxy Statement”).
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
(b) See Exhibit Index
(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized this February 11, 2014.

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

Signature	Title	Date

/S/ DONALD C. WOOD	President, Chief Executive Officer and	February 11, 2014
Donald C. Wood	Trustee (Principal Executive Officer)

/S/ JAMES M. TAYLOR, JR.	Executive Vice President-Chief Financial	February 11, 2014
James M. Taylor, Jr.	Officer and Treasurer (Principal
Financial and Accounting Officer)

/S/ JOSEPH S. VASSALLUZZO	Non-Executive Chairman	February 11, 2014
Joseph S. Vassalluzzo

/S/ JON E. BORTZ	Trustee	February 11, 2014
Jon E. Bortz

/S/ DAVID W. FAEDER	Trustee	February 11, 2014
David W. Faeder

/S/ KRISTIN GAMBLE	Trustee	February 11, 2014
Kristin Gamble

/S/ GAIL P. STEINEL	Trustee	February 11, 2014
Gail P. Steinel

/S/ WARREN M. THOMPSON	Trustee	February 11, 2014
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
Management conducted an assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting is effective, based on those criteria, as of December 31, 2013.
Grant Thornton LLP, the independent registered public accounting firm that audited the Trust’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Trust’s internal control over financial reporting, which appears on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the internal control over financial reporting of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, Federal Realty Investment Trust and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Trust as of and for the year ended December 31, 2013 and our report dated February 11, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
McLean, Virginia
February 11, 2014

Report of Independent Registered Public Accounting Firm
Trustees and Shareholders of Federal Realty Investment Trust
We have audited the accompanying consolidated balance sheets of Federal Realty Investment Trust (a Maryland real estate investment trust) and Subsidiaries (collectively, the "Trust") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1) and (2). These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal Realty Investment Trust and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
McLean, Virginia
February 11, 2014

Federal Realty Investment Trust
Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Real estate, at cost
Operating (including $265,138 and $264,506 of consolidated variable interest entities, respectively)	$4,618,258	$4,473,813
Construction-in-progress	531,205	288,714
Assets held for sale (discontinued operations)	—	17,147
	5,149,463	4,779,674
Less accumulated depreciation and amortization (including $19,086 and $12,024 of consolidated variable interest entities, respectively)	(1,350,471)	(1,224,295)
Net real estate	3,798,992	3,555,379
Cash and cash equivalents	88,927	36,988
Accounts and notes receivable, net	84,838	73,861
Mortgage notes receivable, net	55,155	55,648
Investment in real estate partnership	32,264	33,169
Prepaid expenses and other assets	145,062	132,659
Debt issuance costs, net of accumulated amortization of $9,535 and $10,140, respectively	14,056	10,861
TOTAL ASSETS	$4,219,294	$3,898,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $202,782 and $205,299 of consolidated variable interest entities, respectively)	$588,456	$760,789
Capital lease obligations	71,671	71,693
Notes payable	300,822	299,575
Senior notes and debentures	1,360,913	1,076,545
Accounts payable and accrued expenses	156,270	120,929
Dividends payable	52,385	47,685
Security deposits payable	12,772	12,957
Other liabilities and deferred credits	100,283	103,379
Total liabilities	2,643,572	2,493,552
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	104,425	94,420
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 66,701,422 and 64,815,446 shares issued and outstanding, respectively	667	648
Additional paid-in capital	2,062,708	1,875,525
Accumulated dividends in excess of net income	(623,795)	(586,970)
Accumulated other comprehensive loss	(1,417)	(12,388)
Total shareholders’ equity of the Trust	1,448,160	1,286,812
Noncontrolling interests	23,137	23,781
Total shareholders’ equity	1,471,297	1,310,593
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,219,294	$3,898,565

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
REVENUE
Rental income	$620,089	$580,114	$536,749
Other property income	12,169	20,211	9,256
Mortgage interest income	5,155	5,466	5,098
Total revenue	637,413	605,791	551,103
EXPENSES
Rental expenses	118,695	112,616	109,364
Real estate taxes	71,759	66,454	60,404
General and administrative	31,970	31,158	28,985
Depreciation and amortization	160,828	141,701	125,888
Total operating expenses	383,252	351,929	324,641
OPERATING INCOME	254,161	253,862	226,462
Other interest income	433	689	218
Interest expense	(104,977)	(113,336)	(98,465)
Early extinguishment of debt	(13,304)	—	296
Income from real estate partnerships	1,498	1,757	1,808
INCOME FROM CONTINUING OPERATIONS	137,811	142,972	130,319
DISCONTINUED OPERATIONS
Discontinued operations - income	942	1,400	2,192
Discontinued operations - gain on deconsolidation of VIE	—	—	2,026
Discontinued operations - gain on sale of real estate	23,861	—	15,075
Results from discontinued operations	24,803	1,400	19,293
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	162,614	144,372	149,612
Gain on sale of real estate	4,994	11,860	—
NET INCOME	167,608	156,232	149,612
Net income attributable to noncontrolling interests	(4,927)	(4,307)	(5,695)
NET INCOME ATTRIBUTABLE TO THE TRUST	162,681	151,925	143,917
Dividends on preferred shares	(541)	(541)	(541)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$162,140	$151,384	$143,376
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$2.01	$2.15	$1.98
Discontinued operations	0.38	0.02	0.31
Gain on sale of real estate	0.08	0.19	—
	$2.47	$2.36	$2.29
Weighted average number of common shares, basic	65,331	63,881	62,438
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$2.00	$2.14	$1.97
Discontinued operations	0.38	0.02	0.31
Gain on sale of real estate	0.08	0.19	—
	$2.46	$2.35	$2.28
Weighted average number of common shares, diluted	65,483	64,056	62,603

NET INCOME	$167,608	$156,232	$149,612
Other comprehensive income (loss) - change in value of interest rate swaps	10,971	(8,448)	(3,940)
COMPREHENSIVE INCOME	178,579	147,784	145,672
Comprehensive income attributable to noncontrolling interests	(4,927)	(4,307)	(5,695)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$173,652	$143,477	$139,977

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2010	399,896	$9,997	61,526,418	$615	$1,611,706	$(527,582)	$—	$21,032	$1,115,768
Net income, excluding $3,492 attributable to redeemable noncontrolling interests	—	—	—	—	—	143,917	—	2,203	146,120
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(3,940)	—	(3,940)
Dividends declared to common shareholders	—	—	—	—	—	(171,335)	—	—	(171,335)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(2,320)	(2,320)
Common shares issued	—	—	1,662,230	17	139,281	—	—	—	139,298
Exercise of stock options	—	—	237,271	3	15,187	—	—	—	15,190
Shares issued under dividend reinvestment plan	—	—	28,823	—	2,374	—	—	—	2,374
Share-based compensation expense, net	—	—	89,408	1	8,246	—	—	—	8,247
Conversion and redemption of OP units	—	—	—	—	(96)	—	—	(55)	(151)
Purchase of noncontrolling interest	—	—	—	—	(2,331)	—	—	(207)	(2,538)
Deconsolidation of VIE	—	—	—	—	—	—	—	(420)	(420)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	4,279	4,279
Adjustment to redeemable noncontrolling interests	—	—	—	—	(9,427)	—	—	—	(9,427)
BALANCE AT DECEMBER 31, 2011	399,896	9,997	63,544,150	636	1,764,940	(555,541)	(3,940)	24,512	1,240,604
Net income, excluding $2,592 attributable to redeemable noncontrolling interests	—	—	—	—	—	151,925	—	1,715	153,640
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(8,448)	—	(8,448)
Dividends declared to common shareholders	—	—	—	—	—	(182,813)	—	—	(182,813)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(2,232)	(2,232)
Common shares issued	—	—	1,039,405	10	106,209	—	—	—	106,219
Exercise of stock options	—	—	97,430	1	5,666	—	—	—	5,667
Shares issued under dividend reinvestment plan	—	—	22,814	—	2,248	—	—	—	2,248
Share-based compensation expense, net	—	—	111,647	1	10,370	—	—	—	10,371
Conversion and redemption of OP units	—	—	—	—	(439)	—	—	(389)	(828)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	175	175
Adjustment to redeemable noncontrolling interests	—	—	—	—	(13,469)	—	—	—	(13,469)
BALANCE AT DECEMBER 31, 2012	399,896	9,997	64,815,446	648	1,875,525	(586,970)	(12,388)	23,781	1,310,593
Net income, excluding $2,887 attributable to redeemable noncontrolling interests	—	—	—	—	—	162,681	—	2,040	164,721
Other comprehensive income - change in value of interest rate swaps	—	—	—	—	—	—	10,971	—	10,971
Dividends declared to common shareholders	—	—	—	—	—	(198,965)	—	—	(198,965)
Dividends declared to preferred shareholders	—	—	—	—	—	(541)	—	—	(541)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(1,887)	(1,887)
Common shares issued	—	—	1,735,089	18	185,164	—	—	—	185,182
Exercise of stock options	—	—	16,554	—	1,015	—	—	—	1,015
Shares issued under dividend reinvestment plan	—	—	20,026	—	2,130	—	—	—	2,130
Share-based compensation expense, net of shares withheld for employee taxes	—	—	91,831	1	9,356	—	—	—	9,357
Conversion and redemption of OP units	—	—	22,476	—	(625)	—	—	(797)	(1,422)
Adjustment to redeemable noncontrolling interests	—	—	—	—	(9,857)	—	—	—	(9,857)
BALANCE AT DECEMBER 31, 2013	399,896	$9,997	66,701,422	$667	$2,062,708	$(623,795)	$(1,417)	$23,137	$1,471,297
The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
OPERATING ACTIVITIES
Net income	$167,608	$156,232	$149,612
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	161,099	142,039	126,568
Gain on sale of real estate	(28,855)	(11,860)	(15,075)
Gain on deconsolidation of VIE	—	—	(2,026)
Early extinguishment of debt	13,304	—	(296)
Income from real estate partnerships	(1,498)	(1,757)	(1,808)
Other, net	2,704	4,348	3,871
Changes in assets and liabilities, net of effects of acquisitions and dispositions
(Increase) decrease in accounts receivable	(6,321)	7,332	1,888
Decrease (increase) in prepaid expenses and other assets	69	(7,793)	2,613
Increase (decrease) in accounts payable and accrued expenses	5,325	3,259	(14,994)
Increase (decrease) in security deposits and other liabilities	1,063	4,833	(5,642)
Net cash provided by operating activities	314,498	296,633	244,711
INVESTING ACTIVITIES
Acquisition of real estate	(87,276)	(80,865)	(103,557)
Capital expenditures - development and redevelopment	(243,073)	(129,346)	(91,922)
Capital expenditures - other	(47,069)	(51,325)	(50,540)
Proceeds from sale of real estate	42,866	—	23,695
Investment in real estate partnerships	—	—	(6,947)
Distribution from real estate partnership in excess of earnings	790	1,116	1,070
Distribution from sale of real estate partnership properties	—	—	34,617
Leasing costs	(12,393)	(14,233)	(12,415)
Repayment of mortgage and other notes receivable, net	957	1,095	9,630
Net cash used in investing activities	(345,198)	(273,558)	(196,369)
FINANCING ACTIVITIES
Net repayments under revolving credit facility, net of costs	(1,929)	—	(81,159)
Issuance of senior notes, net of costs	564,389	244,807	—
Redemption and retirement of senior notes/debentures	(293,360)	(175,000)	(75,000)
Issuance of mortgages, capital leases and notes payable, net of costs	860	5,399	272,193
Repayment of mortgages, capital leases and notes payable	(173,735)	(53,414)	(91,952)
Issuance of common shares	186,548	112,270	154,921
Dividends paid to common and preferred shareholders	(193,016)	(178,020)	(167,313)
Distributions to and redemptions of noncontrolling interests	(7,118)	(9,935)	(8,023)
Net cash provided by (used in) financing activities	82,639	(53,893)	3,667
Increase (decrease) in cash and cash equivalents	51,939	(30,818)	52,009
Cash and cash equivalents at beginning of year	36,988	67,806	15,797
Cash and cash equivalents at end of year	$88,927	$36,988	$67,806

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, as well as in California. As of December 31, 2013, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 87 predominantly retail real estate projects.
We operate in a manner intended to enable us to qualify as a REIT for federal income tax purposes. A REIT that distributes at least 90% of its taxable income to its shareholders each year and meets certain other conditions is not taxed on that portion of its taxable income which is distributed to its shareholders.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2012 and 2011 amounts have been reclassified to conform to current period presentation.
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
We make estimates of the collectability of our accounts receivable related to minimum rents, straight-line rents, expense reimbursements and other revenue. Accounts receivable is carried net of this allowance for doubtful accounts. Our determination as to the collectability of accounts receivable and correspondingly, the adequacy of this allowance, is based primarily upon evaluations of individual receivables, current economic conditions, historical experience and other relevant factors. The allowance for doubtful accounts is increased or decreased through bad debt expense. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection. At December 31, 2013 and 2012, our allowance for doubtful accounts was $12.7 million and $15.9 million, respectively.
In some cases, primarily relating to straight-line rents, the collection of accounts receivable extends beyond one year. Our experience relative to unbilled straight-line rents is that a portion of the amounts otherwise recognizable as revenue is never billed to or collected from tenants due to early lease terminations, lease modifications, bankruptcies and other factors. Accordingly, the extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the nonrecognition of a portion of straight-line rental income until the collection of such income is reasonably assured. If our evaluation of tenant credit risk changes indicating more straight-line revenue is reasonably collectible than previously estimated and realized, the additional straight-line rental income is recognized as revenue. If our evaluation of tenant credit risk changes indicating a portion of realized straight-line rental income is no longer collectible, a reserve and bad debt expense is recorded. At December 31, 2013 and 2012, accounts receivable include approximately $60.6 million and $56.1 million, respectively, related to straight-line rents.
Real Estate
Land, buildings and improvements are recorded at cost. Depreciation is computed using the straight-line method. Estimated useful lives range generally from 35 years to a maximum of 50 years on buildings and major improvements. Minor improvements, furniture and equipment are capitalized and depreciated over useful lives ranging from 2 to 20 years. Maintenance and repairs that do not improve or extend the useful lives of the related assets are charged to operations as incurred. Tenant improvements are capitalized and depreciated over the life of the related lease or their estimated useful life, whichever is shorter. If a tenant vacates its space prior to contractual termination of its lease, the undepreciated balance of any tenant improvements are written off if they are replaced or have no future value. In 2013, 2012 and 2011, real estate depreciation expense was $147.7 million, $128.7 million and $114.2 million, respectively, including amounts from discontinued operations and assets under capital lease obligations.
Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and we have no significant continuing involvement. The application of this criteria can be complex and requires us to make assumptions. We believe this criteria was met for all real estate sold during the periods presented.
Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and/or appraised values. When we acquire operating real estate properties, the purchase price is allocated to land, building, improvements, leasing costs, intangibles such as in-place leases, assumed debt, if any, and to current assets and liabilities acquired, if any. The value allocated to in-place leases is amortized over the related lease term and reflected as rental income in the statement of operations. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of in-place lease value when we consider these to be bargain renewal options. If the value of below market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a tenant vacates its space prior to contractual termination of its lease, the unamortized balance of any in-place lease value is written off to rental income.
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

Cash and Cash Equivalents
We define cash and cash equivalents as cash on hand, demand deposits with financial institutions and short term liquid investments with an initial maturity, when purchased, under three months. Cash balances in individual banks may exceed the federally insured limit by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2013, we had $85.2 million in excess of the FDIC insured limit.
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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt within the next twelve months, we expect to reclassify an estimated $4.1 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness did not impact earnings in 2013, 2012 or 2011, and we do not anticipate it will have a significant effect in the future.
See Note 8 for additional disclosures relating to our two existing interest rate swap agreements.
Mortgage Notes Receivable
We have made certain mortgage loans that, because of their nature, qualify as loan receivables. At the time the loans were made, we did not intend for the arrangement to be anything other than a financing and did not contemplate a real estate investment. We evaluate each investment to determine whether the loan arrangement qualifies as a loan, joint venture or real estate investment and the appropriate accounting thereon. Such determination affects our balance sheet classification of these investments and the recognition of interest income derived therefrom. On some of the loans we receive additional interest, however, we never receive in excess of 50% of the residual profit in the project, and because the borrower has either a substantial investment in the project or has guaranteed all or a portion of our loan (or a combination thereof), the loans qualify for loan accounting. The amounts under these arrangements are presented as mortgage notes receivable at December 31, 2013 and 2012.

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
Share Based Compensation
We grant share based compensation awards to employees and trustees typically in the form of restricted common shares, commons shares, and options. We measure stock based compensation expense based on the grant date fair value of the award and recognize the expense ratably over the requisite service period, which is typically the vesting period. See Note 15 for further discussion regarding our share based compensation plans and policies.
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
On October 16, 2006, we acquired the leasehold interest in Melville Mall under a 20 year master lease. Additionally, we loaned the owner of Melville Mall $34.2 million secured by a second mortgage on the property. We have an option to purchase the shopping center on or after October 16, 2021 for a price of $5.0 million plus the assumption of the first mortgage and repayment of the second mortgage. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5.0 million and the assumption of the owner’s mortgage debt. We have determined that this property is held in a variable interest entity for which we are the primary beneficiary. Accordingly, beginning October 16, 2006, we consolidated this property and its operations. As of December 31, 2013 and 2012, $20.7 million and $21.4 million, respectively, are included in mortgages payable (net of unamortized discount) for the mortgage loan secured by Melville Mall, however, the loan is not our legal obligation. At December 31, 2013 and 2012, net real estate assets related to Melville Mall included in our consolidated balance sheet are approximately $62.6 million and $63.1 million, respectively.
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

Property	Dates Held by a Third Party Intermediary	Date Consolidated
Huntington Square	August 16, 2010 to February 12, 2011	August 16, 2010
Tower Shops	January 19, 2011 to July 12, 2011	January 19, 2011
Darien Shopping Center	April 3, 2013 to September 10, 2013	April 3, 2013

We determined the joint venture that owns Plaza El Segundo is a variable interest entity for which we are the primary beneficiary.  We are the managing member and own 48.2% of the entity.  We control the significant operating decisions, consequently having the power to direct the activities that most significantly impact economic performance of the VIE, and have the obligation to absorb the majority of the losses and receive the majority of the benefits.  Therefore, the entity is consolidated in our financial statements as of December 30, 2011.  As of December 31, 2013 and 2012, net real estate assets related to Plaza El Segundo included in our consolidated balance sheet are approximately $183.4 million and $189.4 million, respectively, and mortgages payable (net of unamortized premium) of $182.1 million and $183.9 million, respectively.  Plaza El Segundo's creditors do not have recourse to our general credit.  Our maximum exposure to loss is approximately $19.5 million.
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
The following table provides a rollforward of the redeemable noncontrolling interests:

	Year Ended
	December 31,
	2013	2012
	(in thousands)
Beginning balance	$94,420	$85,325
Net income	2,887	2,592
Distributions & Redemptions	(3,822)	(6,985)
Contributions	1,083	19
Adjustment to redeemable noncontrolling interests	9,857	13,469
Ending balance	$104,425	$94,420
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
With few exceptions, we are no longer subject to U.S. federal, state, and local tax examinations by tax authorities for years before 2009. As of December 31, 2013 and 2012, we had no material unrecognized tax benefits. While we currently have no material unrecognized tax benefits, as a policy, we recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense.
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
Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$121,158	$123,441	$106,562
Interest capitalized	(16,181)	(10,105)	(8,097)
Interest expense	$104,977	$113,336	$98,465
Cash paid for interest, net of amounts capitalized	$120,934	$114,419	$95,424
Cash paid (refunded) for income taxes	$410	$(1,151)	$832
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loan assumed/entered into with acquisition	$—	$67,615	$308,506
Deconsolidation of VIE	$—	$—	$18,311
Capital lease obligation	$—	$—	$4,556
Shares issued under dividend reinvestment plan	$1,779	$1,864	$1,941
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

NOTE 3—REAL ESTATE
A summary of our real estate investments and related encumbrances is as follows:

	Cost	Accumulated Depreciation and Amortization	Encumbrances
	(In thousands)
December 31, 2013
Retail and mixed-use properties	$5,024,800	$(1,310,791)	$565,935
Retail properties under capital leases	115,028	(31,955)	71,671
Residential	9,635	(7,725)	22,521
	$5,149,463	$(1,350,471)	$660,127
December 31, 2012
Retail and mixed-use properties	$4,655,943	$(1,187,993)	$737,899
Retail properties under capital leases	114,571	(29,051)	71,693
Residential	9,160	(7,251)	22,890
	$4,779,674	$(1,224,295)	$832,482
Retail and mixed-use properties includes the residential portion of Santana Row, Bethesda Row, Congressional Plaza and Chelsea Commons. The residential property investment is our investment in Rollingwood Apartments.

2013 Significant Property Acquisitions and Dispositions

On April 3, 2013, we acquired the fee interest in a 95,000 square foot retail property located in Darien, Connecticut for $47.3 million. Approximately $0.1 million and $1.8 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases", respectively. We incurred $0.2 million of acquisition costs which are included in "general and administrative expenses" in 2013.

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

On October 1, 2013, we acquired the fee interest in an 11.8 acre land parcel adjacent to our Assembly Row development project for a purchase price of $18.0 million.

On December 19, 2013, we acquired the fee interest in a land parcel contiguous with our Montrose Crossing shopping center that is encumbered by two retail ground leases. The total purchase price was $10.5 million and our 89.9% share was $9.4 million.

2012 Significant Property Acquisitions
In July and September 2012, we acquired three residential apartment buildings with 47 units located adjacent to Santana Row for $9.0 million. These properties provide potential future redevelopment opportunities for Santana Row.

On December 21, 2012, we acquired the fee interest in East Bay Bridge, a 438,000 square foot shopping center located in Emeryville and Oakland, California. The purchase price was $116.6 million which included the assumption of a mortgage loan with a face amount of $62.9 million and a fair value of approximately $67.6 million.  Approximately $0.9 million and $47.8 million of net assets acquired were allocated to other assets for “above market leases” and other liabilities for “below market leases”, respectively. Additionally, we acquired a 37,000 square foot single-tenant office/warehouse building in Ontario, California for $2.5 million as part of the transaction (which was subsequently sold in 2013 for $2.5 million). We incurred a total of $0.9 million of acquisition costs which are included in “general and administrative expenses” in 2012.

NOTE 4—MORTGAGE NOTES RECEIVABLE
At December 31, 2013 and 2012, we had five mortgage notes receivable with an aggregate carrying amount of $55.2 million and $55.6 million, respectively. Approximately $44.8 million and $44.9 million of the loans are secured by first mortgages on retail buildings at December 31, 2013 and 2012, respectively. One of the loans, which is secured by a second mortgage on a hotel at our Santana Row property, was considered impaired when it was amended in August 2006. At December 31, 2013 and 2012, the loan has an outstanding face amount of $11.9 million and $12.9 million, respectively, and is carried net of a valuation allowance of $1.6 million and $2.1 million, respectively. At December 31, 2013 and 2012, our mortgages had a weighted average interest rate of 9.0% and 9.4%, respectively. Under the terms of certain of these mortgages, we receive additional interest based upon the gross income of the secured properties and upon sale, share in the appreciation of the properties.
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
In conjunction with the refinancing of the loans, we re-evaluated our status as the primary beneficiary of the VIE. Because the loan is not in default, we no longer have those certain rights that give us the ability to control the activities that most significantly impact the shopping center. Our current involvement in the property is solely as the lender on the mortgage loan with protective rights as the lender. Therefore, we are no longer the primary beneficiary and deconsolidated the entity as of June 30, 2011. The mortgage loan receivable was recorded at its estimated fair value of $11.9 million and we recognized a $2.0 million gain on deconsolidation as part of the refinancing which is included in “discontinued operations - gain on deconsolidation of VIE” for the year ended December 31, 2011. As of December 31, 2013, the loan was performing and the carrying amount of the mortgage loan of $11.7 million is included in “mortgage notes receivable” on the balance sheet. This amount also reflects our maximum exposure to loss related to this investment.
The change in design of the entity including the refinancing of the loan was a VIE reconsideration event. Given that the loan is no longer in default, we, as lender, do not have the power to direct the activities that most significantly impact the entity, and the additional equity investment at risk provided by the entity’s equity holders, the entity is no longer a VIE.

NOTE 5—REAL ESTATE PARTNERSHIPS
Federal/Lion Venture LP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of December 31, 2013, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. As of December 31, 2013, we have made total contributions of $42.1 million and received total distributions of $18.0 million.
The following tables provide summarized operating results and the financial position of the Partnership:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
OPERATING RESULTS
Revenue	$19,209	$19,051	$19,289
Expenses
Other operating expenses	5,999	5,234	5,593
Depreciation and amortization	5,506	5,508	5,179
Interest expense	3,363	3,376	3,388
Total expenses	14,868	14,118	14,160
Net income	$4,341	$4,933	$5,129
Our share of net income from real estate partnership	$1,498	$1,815	$1,771

	December 31,
	2013	2012
	(In thousands)
BALANCE SHEETS
Real estate, net	$170,867	$174,509
Cash	2,210	2,735
Other assets	5,668	5,536
Total assets	$178,745	$182,780
Mortgages payable	$56,922	$57,155
Other liabilities	4,100	4,771
Partners’ capital	117,723	120,854
Total liabilities and partners’ capital	$178,745	$182,780
Our share of unconsolidated debt	$17,077	$17,147
Our investment in real estate partnership	$32,264	$33,169

Taurus Newbury Street JV II Limited Partnership

In May 2010, we formed Taurus Newbury Street JV II Limited Partnership ("Newbury Street Partnership"), a joint venture with an affiliate of Taurus Investment Holdings, LLC ("Taurus"), to acquire, operate and redevelop properties located primarily in the Back Bay section of Boston, Massachusetts. We held an 85% limited partnership interest in Newbury Street Partnership and Taurus held a 15% limited partnership interest and served as general partner. As general partner, Taurus was responsible for the operation and management of the properties, subject to our approval on major decisions. We evaluated the entity and determined that it was not a VIE. Accordingly, given Taurus' role as general partner, we accounted for our interest in Newbury Street Partnership using the equity method. Accounting policies for the Newbury Street Partnership were similar to accounting policies followed by the Trust. Intercompany profit generated from the interest income on loans we provided to the partnership are eliminated in consolidation. Due to the timing of receiving financial information from the general partner, our share of earnings was recorded one quarter in arrears. Our share of earnings in the consolidated statements of comprehensive income in 2011 was income of less then $0.1 million.

On May 26, 2010, Newbury Street Partnership acquired the fee interest in two buildings located on Newbury Street in Boston, Massachusetts for a price of $17.5 million. We contributed $7.8 million towards the acquisition and provided an $8.8 million interest only loan secured by the buildings. On May 26, 2011, Newbury Street Partnership acquired the fee interest in a third building for a purchase price of $6.2 million. We contributed approximately $2.8 million towards the acquisition and provided $3.1 million interest only loan secured by the building. The $11.8 million loans bore interest at LIBOR plus 400 basis points and were to mature on May 25, 2012.

On October 31, 2011, our Newbury Street Partnership sold its entire portfolio of three buildings for $44.0 million. As part of the sale, we received $34.6 million of the net proceeds which included the repayment of our $11.8 million loans. Due to our earnings being recorded one quarter in arrears, we recognized the gain on sale of $11.9 million in the first quarter of 2012.

NOTE 6—ACQUIRED IN-PLACE LEASES
Acquired above market leases are included in prepaid expenses and other assets and had a balance of $31.1 million and $31.8 million and accumulated amortization of $16.3 million and $14.3 million at December 31, 2013 and 2012, respectively. Acquired below market leases are included in other liabilities and deferred credits and had a balance of $111.1 million and $110.1 million and accumulated amortization of $34.9 million and $29.8 million at December 31, 2013 and 2012, respectively. The value allocated to in-place leases is amortized over the related lease term and reflected as additional rental income for below market leases or a reduction of rental income for above market leases in the statement of operations. Rental income included amortization from acquired above market leases of $2.8 million, $3.4 million and $2.4 million in 2013, 2012 and 2011, respectively and amortization from acquired below market leases of $5.9 million, $4.5 million and $3.8 million in 2013, 2012 and 2011, respectively. The remaining weighted-average amortization period as of December 31, 2013, is 6 years and 21.7 years for above market leases and below market leases, respectively.

The amortization for acquired in-place leases during the next five years and thereafter, assuming no early lease terminations, is as follows:

	Above Market Leases	Below Market Leases
	(In thousands)
Year ending December 31,
2014	$2,628	$5,334
2015	2,499	5,059
2016	2,198	4,723
2017	1,574	4,352
2018	1,154	3,526
Thereafter	4,749	53,229
	$14,802	$76,223

NOTE 7—DEBT
The following is a summary of our total debt outstanding as of December 31, 2013 and 2012:

	Principal Balance as of December 31,		Stated Interest Rate as of
Description of Debt	2013	2012	December 31, 2013	Stated Maturity Date
Mortgages payable	(Dollars in thousands)
White Marsh Plaza	$—	$8,970	6.04%	April 1, 2013
Crow Canyon	—	19,485	5.40%	August 11, 2013
Idylwood Plaza	—	15,987	7.50%	June 5, 2014
Leesburg Plaza	—	27,818	7.50%	June 5, 2014
Loehmann's Plaza	—	35,972	7.50%	June 5, 2014
Pentagon Row	—	51,640	7.50%	June 5, 2014
Melville Mall	20,705	21,536	5.25%	September 1, 2014
THE AVENUE at White Marsh	54,112	55,336	5.46%	January 1, 2015
Barracks Road	37,069	38,070	7.95%	November 1, 2015
Hauppauge	13,974	14,352	7.95%	November 1, 2015
Lawrence Park	26,275	26,984	7.95%	November 1, 2015
Wildwood	23,095	23,719	7.95%	November 1, 2015
Wynnewood	26,777	27,500	7.95%	November 1, 2015
Brick Plaza	27,254	28,033	7.42%	November 1, 2015
East Bay Bridge	61,980	62,946	5.13%	March 1, 2016
Plaza El Segundo	175,000	175,000	6.33%	August 5, 2017
Rollingwood Apartments	22,521	22,890	5.54%	May 1, 2019
29th Place	5,119	5,286	5.91%	January 31, 2021
Montrose Crossing	77,341	78,755	4.20%	January 10, 2022
Chelsea	7,269	7,454	5.36%	January 15, 2031
Subtotal	578,491	747,733
Net unamortized premium	9,965	13,056
Total mortgages payable	588,456	760,789
Notes payable
Escondido (municipal bonds)	9,400	9,400	0.09%	October 1, 2016
Revolving credit facility	—	—	LIBOR + 0.90%	April 21, 2017
Term loan	275,000	275,000	LIBOR + 1.30%	November 21, 2018
Various	16,422	15,175	5.73%	Various through 2028
Total notes payable	300,822	299,575
Senior notes and debentures
5.40% notes	—	135,000	5.40%	December 1, 2013
5.95% notes	—	150,000	5.95%	August 15, 2014
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	—	2.75%	June 1, 2023
3.95% notes	300,000	—	3.95%	January 15, 2024
7.48% debentures	29,200	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal	1,369,200	1,079,200
Net unamortized discount	(8,287)	(2,655)
Total senior notes and debentures	1,360,913	1,076,545
Capital lease obligations
Various	71,671	71,693	Various	Various through 2106
Total debt and capital lease obligations	$2,321,862	$2,208,602

During 2013, we repaid the following mortgage loans:

	Principal Payoff Amount	Repayment Date	Maturity Date
	(In millions)
White Marsh Plaza	$9.0	January 2, 2013	April 1, 2013
Crow Canyon	19.3	June 11, 2013	August 11, 2013
Idylwood Plaza (1)	15.7	December 5, 2013	June 5, 2014
Leesburg Plaza (1)	27.3	December 5, 2013	June 5, 2014
Loehmann's Plaza (1)	35.3	December 5, 2013	June 5, 2014
Pentagon Row (1)	50.7	December 5, 2013	June 5, 2014
	$157.3
(1) The payoff included a prepayment premium totaling $4.4 million for all four mortgages which is included in "early extinguishment of debt" in 2013.
On April 22, 2013, we upsized our $400.0 million revolving credit facility to $600.0 million and extended the maturity date to April 21, 2017, subject to a one-year extension at our option. Under the amended credit facility, the spread over LIBOR is 90 basis points based on our credit rating as of May 1, 2013. During 2013, 2012 and 2011, the maximum amount of borrowings outstanding under our revolving credit facility was $76.0 million, $186.0 million and $265.0 million, respectively. The weighted average amount of borrowings outstanding was $10.5 million, $1.5 million and $163.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.3%, 1.4% and 1.0%, respectively. The revolving credit facility requires an annual facility fee of $0.9 million. At December 31, 2013 and 2012, our revolving credit facility had no balance outstanding.
On May 9, 2013, we issued $275.0 million of fixed rate senior notes that mature on June 1, 2023 and bear interest at 2.75%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $269.3 million.
On June 9, 2013, we redeemed our $135.0 million 5.40% senior notes prior to the original maturity date of December 1, 2013. The redemption price of $138.5 million included a make-whole premium of approximately $3.3 million and accrued but unpaid interest of $0.2 million. The make-whole premium is included in "early extinguishment of debt" in 2013.
On December 9, 2013 we issued $300.0 million of fixed rate senior notes that mature on January 15, 2024 and bear interest at 3.95%. The net proceeds from this note offering after issuance discounts, underwriting fees and other costs were approximately $294.7 million.
On December 27, 2013, we redeemed our $150.0 million 5.95% senior notes prior to the original maturity date of August 15, 2014. The redemption price of $158.3 million included a make-whole premium of approximately $5.0 million and accrued but unpaid interest of $3.3 million. The make-whole premium is included in "early extinguishment of debt" in 2013.
Our revolving credit facility and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of December 31, 2013, we were in compliance with all loan covenants.
Scheduled principal payments on mortgages payable, notes payable, senior notes and debentures as of December 31, 2013 are as follows:

	Mortgages Payable	Notes Payable		Senior Notes and Debentures	Total Principal
	(In thousands)
Year ending December 31,
2014	$29,909	$10,339		$—	$40,248
2015	206,007	373		—	206,380
2016	62,412	9,811		125,000	197,223
2017	177,654	456	(1)	200,000	378,110
2018	2,782	275,505		—	278,287
Thereafter	99,727	4,338		1,044,200	1,148,265
	$578,491	$300,822		$1,369,200	$2,248,513	(2)
 _____________________

(1)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of December 31, 2013, there was no balance outstanding under this credit facility.

(2)	The total debt maturities differ from the total reported on the consolidated balance sheet due to the unamortized discount or premium on certain senior notes and mortgages payable.
Future minimum lease payments and their present value for property under capital leases as of December 31, 2013, are as follows:

(In thousands)
Year ending December 31,
2014	$5,788
2015	5,787
2016	5,788
2017	5,797
2018	5,800
Thereafter	166,010
194,970
Less amount representing interest	(123,299)
Present value	$71,671

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

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$889,278	$912,251	$1,060,364	$1,110,757
Senior notes and debentures	$1,360,913	$1,397,731	$1,076,545	$1,190,833

As of December 31, 2013, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018. The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at December 31, 2013 and 2012, was a liability of $1.4 million, and $12.4 million, respectively, and are included in "accounts payable and accrued expenses" on our consolidated balance sheet. The changes in valuation on our interest rate swaps were an $11.0 million increase and an $8.4 million decrease (including $4.3 million and $4.1 million, respectively, reclassified from other comprehensive loss to earnings) for 2013 and 2012, and are included in "accumulated other comprehensive loss". A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$1,417	$—	$1,417	$—	$12,388	$—	$12,388

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
In May 2003, a breach of contract action was filed against us in the United States District Court for the Northern District of California, San Jose Division, alleging that a one page document entitled "Final Proposal" constituted a ground lease of a parcel of property located adjacent to our Santana Row property and gave the plaintiff the option to require that we acquire the property at a price determined in accordance with a formula included in the "Final Proposal." The "Final Proposal" explicitly stated that it was subject to approval of the terms and conditions of a formal agreement. A trial as to liability only was held in June 2006 and a jury rendered a verdict against us. Between April 2008 and December 2009, a trial on the issue of damages was held, a judgment was issued against us, and appeals were filed by both us and the plaintiff. In February 2011, the appeals were rejected and we paid the $16.2 million judgment against us.
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
At December 31, 2013 and 2012, our reserves for warranties and general liability costs were $7.4 million and $7.1 million, respectively, and are included in “accounts payable and accrued expenses” in our consolidated balance sheets. Any potential losses which exceed our estimates would result in a decrease in our net income. During 2013 and 2012, we made payments from these reserves of $1.2 million and $1.3 million, respectively. Although we consider the reserve to be adequate, there can be no assurance that the reserve will prove to be adequate over-time to cover losses due to the difference between the assumptions used to estimate the reserve and actual losses.

At December 31, 2013, we had letters of credit outstanding of approximately $15.9 million which are collateral for existing indebtedness and other obligations of the Trust.
As of December 31, 2013 in connection with capital improvement, development, and redevelopment projects, the Trust has contractual obligations of approximately $246.9 million.
We are obligated under ground lease agreements on several shopping centers requiring minimum annual payments as follows, as of December 31, 2013:

(In thousands)
Year ending December 31,
2014	$1,478
2015	1,428
2016	1,372
2017	1,088
2018	1,103
Thereafter	49,104
$55,573
A master lease for Mercer Mall includes a fixed purchase price option for $55 million in 2023. If we fail to exercise our purchase option, the owner of Mercer Mall has a put option which would require us to purchase Mercer Mall for $60 million in 2025.
Under the terms of the Congressional Plaza partnership agreement, from and after January 1, 1986, an unaffiliated third party has the right to require us and the other minority partner to purchase its 29.47% interest in Congressional Plaza at the interest’s then-current fair market value. If the other minority partner defaults in their obligation, we must purchase the full interest. Based on management’s current estimate of fair market value as of December 31, 2013, our estimated maximum liability upon exercise of the put option would range from approximately $68 million to $75 million.
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
A master lease for Melville Mall includes a fixed purchase price option in 2021 for $5 million and the assumption of the owner’s debt which is $20.7 million at December 31, 2013. If we fail to exercise our purchase option, the owner of Melville Mall has a put option which would require us to purchase Melville Mall in 2023 for $5 million and the assumption of the owner’s mortgage debt.
Effective December 27, 2013, the other member in Montrose Crossing has the right to require us to purchase all of its 10.1% interest in Montrose Crossing at the interest's then-current fair market value. If the other member fails to exercise its put option, we have the right to purchase its interest on or after December 27, 2021 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2013, our estimated maximum liability upon exercise of the put option would range from approximately $7 million to $8 million.
Effective December 30, 2013, two of the members have the right to require us to purchase their 10.0% and 11.8% ownership interests in Plaza El Segundo at the interests' then-current fair market value. If the members fail to exercise their put options, we have the right to purchase each of their interests on or after December 30, 2026 at fair market value. Based on management’s current estimate of fair market value as of December 31, 2013, our estimated maximum liability upon exercise of the put option would range from approximately $11 million to $13 million. Also, between January 1, 2017 and February 1, 2017, we have an option to purchase the preferred interest of another member in Plaza El Segundo. The purchase price will be the lesser of fair value or the $4.9 million stated value of the preferred interest plus any accrued and unpaid preferred returns.
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 285,722 operating partnership units are outstanding which have a total fair value of $29.0 million, based on our closing stock price on December 31, 2013.

NOTE 10—SHAREHOLDERS’ EQUITY
We have a Dividend Reinvestment Plan (the “Plan”), whereby shareholders may use their dividends and optional cash payments to purchase shares. In 2013, 2012 and 2011, 20,026 shares, 22,814 shares and 28,823 shares, respectively, were issued under the Plan.
As of December 31, 2013, 2012, and 2011, we had 399,896 shares of 5.417% Series 1 Cumulative Convertible Preferred Shares (“Series 1 Preferred Shares”) outstanding that have a liquidation preference of $25 per share and par value $0.01 per share. The Series 1 Preferred Shares accrue dividends at a rate of 5.417% per year and are convertible at any time by the holders to our common shares at a conversion rate of $104.69 per share. The Series 1 Preferred Shares are also convertible under certain circumstances at our election. The holders of the Series 1 Preferred Shares have no voting rights.

We have an at the market (“ATM”) equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts of outstanding under our revolving credit facility and/or for general corporate purposes. For the year ended December 31, 2013, we issued 1,734,974 common shares at a weighted average price per share of $108.01 for net cash proceeds of $185.2 million and paid $2.0 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. For the year ended December 31, 2012, we issued 1,040,946 common shares at a weighted average price per share of $103.69 for net cash proceeds of $106.4 million and paid $1.4 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of December 31, 2013, we had the capacity to issue up to $26.0 million in common shares under our ATM equity program.

NOTE 11—DIVIDENDS
The following table provides a summary of dividends declared and paid per share:

	Year Ended December 31,
	2013		2012		2011
	Declared	Paid	Declared	Paid	Declared	Paid
Common shares	$3.020	$2.970	$2.840	$2.800	$2.720	$2.700
5.417% Series 1 Cumulative Convertible Preferred shares	$1.354	$1.354	$1.354	$1.354	$1.354	$1.354
A summary of the income tax status of dividends per share paid is as follows:

	Year Ended December 31,
	2013	2012	2011
Common shares
Ordinary dividend	$2.911	$2.772	$2.349
Ordinary dividend eligible for 15% rate	—	—	0.027
Return of capital	—	—	0.162
Capital gain	0.059	0.028	0.162
	$2.970	$2.800	$2.700
5.417% Series 1 Cumulative Convertible Preferred shares
Ordinary dividend	$1.327	$1.340	$1.246
Ordinary dividend eligible for 15% rate	—	—	0.013
Capital gain	0.027	0.014	0.095
	$1.354	$1.354	$1.354
On October 31, 2013, the Trustees declared a quarterly cash dividend of $0.78 per common share, payable January 15, 2014 to common shareholders of record on January 2, 2014.

NOTE 12—OPERATING LEASES
At December 31, 2013, our 87 predominantly retail shopping center and mixed-use properties are located in 13 states and the District of Columbia. There are approximately 2,500 leases with tenants providing a wide range of retail products and services. These tenants range from sole proprietorships to national retailers; no one tenant or corporate group of tenants accounts for more than 3.5% of annualized base rent.
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
As of December 31, 2013, minimum future commercial property rentals from noncancelable operating leases, before any reserve for uncollectible amounts and assuming no early lease terminations, at our operating properties are as follows:

(In thousands)
Year ending December 31,
2014	$451,142
2015	413,798
2016	367,433
2017	308,499
2018	241,199
Thereafter	1,416,073
$3,198,144

NOTE 13—COMPONENTS OF RENTAL INCOME AND EXPENSE
The principal components of rental income are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Minimum rents
Retail and commercial	$448,058	$420,989	$390,975
Residential	28,902	27,611	23,101
Cost reimbursement	122,578	112,424	106,077
Percentage rent	9,359	8,568	7,576
Other	11,192	10,522	9,020
Total rental income	$620,089	$580,114	$536,749

Minimum rents include the following:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Straight-line rents	$5.4	$6.1	$5.6
Net amortization of above and below market leases	$3.1	$1.1	$1.4

The principal components of rental expenses are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Repairs and maintenance	$46,600	$41,550	$41,873
Utilities	19,219	19,201	18,817
Management fees and costs	16,250	15,167	14,989
Payroll	9,237	8,691	8,067
Bad debt expense	442	2,173	2,643
Ground rent	1,916	2,189	2,047
Insurance	6,811	6,267	5,254
Marketing	8,664	7,321	6,868
Other operating	9,556	10,057	8,806
Total rental expenses	$118,695	$112,616	$109,364

NOTE 14—DISCONTINUED OPERATIONS
Results of properties disposed or held for disposal which meet certain requirements, constitute discontinued operations and as such, the operations of these properties are classified as discontinued operations for all periods presented. A summary of the financial information for the discontinued operations is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenue from discontinued operations	$1.5	$2.2	$4.2
Income from discontinued operations	$0.9	$1.4	$2.2

NOTE 15—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Share-based compensation incurred
Grants of common shares	$10,907	$9,846	$7,308
Grants of options	292	525	939
	11,199	10,371	8,247
Capitalized share-based compensation	(1,024)	(908)	(663)
Share-based compensation expense	$10,175	$9,463	$7,584
As of December 31, 2013, we have grants outstanding under two share-based compensation plans. In May 2010, our shareholders approved the 2010 Performance Incentive Plan, as amended (“the 2010 Plan”), which authorized the grant of share options, common shares and other share-based awards for up to 2,450,000 common shares of beneficial interest. Our 2001 Long Term Incentive Plan (the “2001 Plan”), which expired in May 2010, authorized the grant of share options, common shares and other share-based awards of 3,250,000 common shares of beneficial interest.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes model. Expected volatilities, term, dividend yields, employee exercises and estimated forfeitures are primarily based on historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each share award is determined based on the closing trading price of our common shares on the grant date. No options were granted in 2013, 2012 and 2011. The following table provides a summary of option activity for 2013:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2012	392,014	$62.99
Granted	—	—
Exercised	(16,554)	62.93
Forfeited or expired	—	—
Outstanding at December 31, 2013	375,460	$63.00	4.3	$14,423
Exercisable at December 31, 2013	339,347	$64.53	4.2	$12,514
The total cash received from options exercised during 2013, 2012 and 2011 was $1.0 million, $5.7 million and $15.2 million, respectively. The total intrinsic value of options exercised during the year ended December 31, 2013, 2012 and 2011 was $0.7 million, $4.2 million and $5.6 million, respectively.
The following table provides a summary of restricted share activity for 2013:

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2012	287,680	$85.28
Granted	109,033	106.70
Vested	(98,280)	83.45
Forfeited	(230)	86.86
Unvested at December 31, 2013	298,203	$93.71
The weighted-average grant-date fair value of stock awarded in 2013, 2012 and 2011 was $106.70, $96.35 and $81.94, respectively. The total vesting-date fair value of shares vested during the year ended December 31, 2013, 2012 and 2011, was $10.6 million, $10.3 million and $6.3 million, respectively.
As of December 31, 2013, there was $15.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements (i.e. options and unvested shares) granted under our plans. This cost is expected to be recognized over the next 4.9 years with a weighted-average period of 1.9 years.
Subsequent to December 31, 2013, common shares were awarded under various compensation plans as follows:

Date	Award		Vesting Term	Beneficiary
February 6, 2014	110,353	Restricted shares	3-5 years	Officers and key employees
January 2, 2014	5,914	Shares	Immediate	Trustees

NOTE 16—SAVINGS AND RETIREMENT PLANS
We have a savings and retirement plan in accordance with the provisions of Section 401(k) of the Code. Generally, employees can elect, at their discretion, to contribute a portion of their compensation up to a maximum of $17,500 for 2013, $17,000 for 2012 and $16,500 for 2011. Under the plan, we contribute 50% of each employee’s elective deferrals up to 5% of eligible earnings. In addition, we may make discretionary contributions within the limits of deductibility set forth by the Code. Our full-time employees are immediately eligible to become plan participants. Employees are eligible to receive matching contributions immediately on their participation; however, these matching payments will not vest until their third anniversary of employment for new employees who joined the Trust after December 31, 2011, and their first anniversary of employment for all other participants. Our expense for the years ended December 31, 2013, 2012 and 2011 was approximately $384,000, $427,000 and $365,000, respectively.
A non-qualified deferred compensation plan for our officers and certain other employees was established in 1994 that allows the participants to defer a portion of their income. As of December 31, 2013 and 2012, we are liable to participants for approximately $9.2 million and $7.2 million, respectively, under this plan. Although this is an unfunded plan, we have purchased certain investments to match this obligation. Our obligation under this plan and the related investments are both included in the accompanying consolidated financial statements.

NOTE 17—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For 2013, 2012 and 2011, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options in 2013 or 2012. Approximately 0.1 million stock options were excluded in 2011 as they were anti-dilutive. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$137,811	$142,972	$130,319
Less: Preferred share dividends	(541)	(541)	(541)
Less: Income from continuing operations attributable to noncontrolling interests	(4,927)	(4,307)	(5,475)
Less: Earnings allocated to unvested shares	(889)	(845)	(705)
Income from continuing operations available for common shareholders	131,454	137,279	123,598
Results from discontinued operations attributable to the Trust	24,803	1,400	19,073
Gain on sale of real estate	4,994	11,860	—
Net income available for common shareholders, basic and diluted	$161,251	$150,539	$142,671
DENOMINATOR
Weighted average common shares outstanding—basic	65,331	63,881	62,438
Effect of dilutive securities:
Stock options	152	175	165
Weighted average common shares outstanding—diluted	65,483	64,056	62,603
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$2.01	$2.15	$1.98
Discontinued operations	0.38	0.02	0.31
Gain on sale of real estate	0.08	0.19	—
	$2.47	$2.36	$2.29
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$2.00	$2.14	$1.97
Discontinued operations	0.38	0.02	0.31
Gain on sale of real estate	0.08	0.19	—
	$2.46	$2.35	$2.28
Income from continuing operations attributable to the Trust	$132,884	$138,665	$124,844

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2013
Revenue(1)	$157,150	$157,387	$159,030	$163,846
Operating income	$62,502	$63,488	$64,701	$63,470
Net income(2)	$35,842	$38,797	$63,366	$29,603
Net income attributable to the Trust(2)	$34,588	$37,539	$62,098	$28,456
Net income available for common shareholders(2)	$34,453	$37,404	$61,962	$28,321
Earnings per common share—basic(2)	$0.53	$0.57	$0.94	$0.43
Earnings per common share—diluted(2)	$0.53	$0.57	$0.94	$0.42
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2012
Revenue(1)	$145,733	$147,041	$157,232	$155,785
Operating income	$60,189	$61,431	$66,752	$65,490
Net income	$44,122	$33,596	$39,656	$38,858
Net income attributable to the Trust	$42,986	$32,603	$38,644	$37,692
Net income available for common shareholders	$42,851	$32,468	$38,508	$37,557
Earnings per common share—basic	$0.67	$0.51	$0.60	$0.58
Earnings per common share—diluted	$0.67	$0.51	$0.60	$0.58

(1)	Revenue has been reduced to reflect the results of discontinued operations. Revenue from discontinued operations, by quarter, is summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2013 revenue from discontinued operations	$602	$559	$385	$—
2012 revenue from discontinued operations	$556	$520	$572	$579

(2)    Third quarter 2013 includes a $23.9 million gain on sale of two retail buildings as further discussed in Note 3.

NOTE 19—SUBSEQUENT EVENT
Effective January 1, 2014, we acquired a controlling interest in The Grove at Shrewsbury, a 187,000 square foot shopping center in Shrewsbury, New Jersey, and Brook 35 Plaza, a 99,000 square foot shopping center in Sea Girt, New Jersey for a gross value of $161 million. Our effective economic interest approximates 84% and was funded by the assumption of our share of $68 million of mortgage debt, 632,000 downREIT units, and $13 million of cash. The mortgage debt assumed is secured by the individual properties and has the following contractual terms:

	Principal	Stated Interest Rate	Maturity Date
	(in millions)
Brook 35 Plaza	$11.5	5.46%	July 1, 2014
The Grove at Shrewsbury	45.4	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	11.4	6.38%	March 1, 2018

The purchase price allocation will be completed after our valuation studies are complete. Additionally, we have entered into an agreement to acquire the interest of one of the non-controlling interest holders in the Grove at Shrewsbury for approximately $9 million in 2015.

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2013 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
150 POST STREET (California)	CA	—	11,685	9,181	16,160	11,685	25,341	37,026	15,265	1908, 1965	10/23/1997	35 years
29TH PLACE (Virginia)	VA	5,090	10,211	18,863	10,857	10,225	29,706	39,931	5,793	1975 - 2001	5/30/2007	35 years
ANDORRA (Pennsylvania)	PA	—	2,432	12,346	10,768	2,432	23,114	25,546	16,170	1953	1/12/1988	35 years
ASSEMBLY SQUARE MARKETPLACE/ASSEMBLY ROW (Massachusetts)	MA	—	93,252	34,196	232,268	45,890	313,826	359,716	17,917	2005, 2012-2013	2005-2011	35 years
THE AVENUE AT WHITE MARSH (Maryland)	MD	54,120	20,682	72,432	4,065	20,685	76,494	97,179	19,278	1997	3/8/2007	35 years
BALA CYNWYD (Pennsylvania)	PA	—	3,565	14,466	21,931	3,566	36,396	39,962	15,006	1955	9/22/1993	35 years
BARRACKS ROAD (Virginia)	VA	37,069	4,363	16,459	38,355	4,363	54,814	59,177	35,487	1958	12/31/1985	35 years
BETHESDA ROW (Maryland)	MD	—	46,579	35,406	138,402	44,880	175,507	220,387	49,469	1945-2008	12/31/93, 1/20/06, 9/25/08, 9/30/08, & 12/27/10	35 - 50 years
BRICK PLAZA (New Jersey)	NJ	27,254	—	24,715	35,040	3,939	55,816	59,755	40,673	1958	12/28/1989	35 years
BRISTOL (Connecticut)	CT	—	3,856	15,959	9,831	3,856	25,790	29,646	13,521	1959	9/22/1995	35 years
CHELSEA COMMONS (Massachusetts)	MA	6,968	9,417	19,466	13,836	9,396	33,323	42,719	4,483	1962/1969/2008	08/25/06, 1/30/07, & 7/16/08	35 years
COLORADO BLVD (California)	CA	—	5,262	4,071	8,788	5,262	12,859	18,121	8,640	1905-1988	12/31/96 & 8/14/98	35 years
CONGRESSIONAL PLAZA (Maryland)	MD	—	2,793	7,424	65,584	1,020	74,781	75,801	45,511	1965/2003	4/1/1965	35 years
COURTHOUSE CENTER (Maryland)	MD	—	1,750	1,869	1,075	1,750	2,944	4,694	1,410	1975	12/17/1997	35 years
COURTYARD SHOPS (Florida)	FL	—	16,862	21,851	1,874	16,894	23,693	40,587	4,694	1990/1998	9/4/2008	35 years
CROSSROADS (Illinois)	IL	—	4,635	11,611	14,817	4,635	26,428	31,063	12,996	1959	7/19/1993	35 years
CROW CANYON COMMONS (California)	CA	—	27,245	54,575	3,633	27,245	58,208	85,453	13,940	Late 1970's/2006	12/29/05 & 02/28/07	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2013 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
DARIEN (Connecticut)	CT	—	29,809	18,302	5	29,809	18,307	48,116	492	1920-2009	4/3/2013	35 years
DEDHAM PLAZA (Massachusetts)	MA	—	12,287	12,918	9,375	12,287	22,293	34,580	12,089	1959	12/31/1993	35 years
DEL MAR VILLAGE (Florida)	FL	—	14,218	39,559	2,130	14,180	41,727	55,907	7,982	1982/1994/2007	5/30/08 & 7/11/08	35 years
EAST BAY BRIDGE (California)	CA	65,190	29,079	138,035	395	29,079	138,430	167,509	5,000	1994-2001, 2011-2012	12/21/2012	35 years
EASTGATE (North Carolina)	NC	—	1,608	5,775	19,444	1,608	25,219	26,827	16,560	1963	12/18/1986	35 years
ELLISBURG CIRCLE (New Jersey)	NJ	—	4,028	11,309	16,224	4,013	27,548	31,561	16,430	1959	10/16/1992	35 years
ESCONDIDO PROMENADE (California)	CA	—	19,117	15,829	12,070	19,117	27,899	47,016	10,400	1987	12/31/96 & 11/10/10	35 years
FALLS PLAZA (Virginia)	VA	—	1,798	1,270	9,802	1,819	11,051	12,870	7,313	1960/1962	09/30/67 & 10/05/72	25 years
FEDERAL PLAZA (Maryland)	MD	—	10,216	17,895	37,539	10,216	55,434	65,650	35,449	1970	6/29/1989	35 years
FINLEY SQUARE (Illinois)	IL	—	9,252	9,544	13,750	9,252	23,294	32,546	15,971	1974	4/27/1995	35 years
FLOURTOWN (Pennsylvania)	PA	—	1,345	3,943	8,627	1,470	12,445	13,915	5,146	1957	4/25/1980	35 years
FRESH MEADOWS (New York)	NY	—	24,625	25,255	29,490	24,628	54,742	79,370	27,977	1946-1949	12/5/1997	35 years
FRIENDSHIP CTR (District of Columbia)	DC	—	12,696	20,803	2,685	12,696	23,488	36,184	7,997	1998	9/21/2001	35 years
GAITHERSBURG SQUARE (Maryland)	MD	—	7,701	5,271	12,623	5,973	19,622	25,595	15,094	1966	4/22/1993	35 years
GARDEN MARKET (Illinois)	IL	—	2,677	4,829	4,798	2,677	9,627	12,304	5,649	1958	7/28/1994	35 years
GOVERNOR PLAZA (Maryland)	MD	—	2,068	4,905	19,660	2,068	24,565	26,633	16,032	1963	10/1/1985	35 years
GRATIOT PLAZA (Michigan)	MI	—	525	1,601	16,929	525	18,530	19,055	14,590	1964	3/29/1973	25.75 years
GREENWICH AVENUE (Connecticut)	CT	—	7,484	5,444	1,041	7,484	6,485	13,969	3,396	1968	4/12/1995	35 years
HAUPPAUGE (New York)	NY	13,974	8,791	15,262	3,746	8,426	19,373	27,799	8,918	1963	8/6/1998	35 years
HERMOSA AVE. (California)	CA	—	1,116	280	4,439	1,368	4,467	5,835	2,189	1922	9/17/1997	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2013 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
HOLLYWOOD BLVD. (California)	CA	—	8,300	16,920	15,922	8,300	32,842	41,142	9,311	1929/1991	3/22/99 & 6/18/99	35 years
HOUSTON STREET (Texas)	TX	—	14,680	1,976	44,829	14,778	46,707	61,485	26,108	var	1998	35 years
HUNTINGTON (New York)	NY	—	11,713	16,008	15,769	11,713	31,777	43,490	10,832	1962	12/12/88 & 10/26/07	35 years
HUNTINGTON SQUARE (New York)	NY	—	—	10,075	1,314	—	11,389	11,389	1,281	1980/2004-2007	8/16/2010	35 years
IDYLWOOD PLAZA (Virginia)	VA	—	4,308	10,026	2,361	4,308	12,387	16,695	7,058	1991	4/15/1994	35 years
KINGS COURT (California)	CA	—	—	10,714	930	—	11,644	11,644	7,054	1960	8/24/1998	26 years
LANCASTER (Pennsylvania)	PA	4,907	—	2,103	11,435	75	13,463	13,538	6,947	1958	4/24/1980	22 years
LANGHORNE SQUARE (Pennsylvania)	PA	—	720	2,974	17,133	720	20,107	20,827	12,435	1966	1/31/1985	35 years
LAUREL (Maryland)	MD	—	7,458	22,525	21,195	7,464	43,714	51,178	31,630	1956	8/15/1986	35 years
LAWRENCE PARK (Pennsylvania)	PA	26,275	5,723	7,160	18,433	5,734	25,582	31,316	22,446	1972	7/23/1980	22 years
LEESBURG PLAZA (Virginia)	VA	—	8,184	10,722	16,497	8,184	27,219	35,403	11,085	1967	9/15/1998	35 years
LINDEN SQUARE (Massachusetts)	MA	—	79,382	19,247	47,749	79,269	67,109	146,378	12,920	1960-2008	8/24/2006	35 years
LOEHMANN'S PLAZA (Virginia)	VA	—	1,237	15,096	17,292	1,169	32,456	33,625	23,512	1971	7/21/1983	35 years
MELVILLE MALL (New York)	NY	20,653	35,622	32,882	1,079	35,622	33,961	69,583	6,953	1974	10/16/2006	35 years
MERCER MALL (New Jersey)	NJ	55,794	28,684	48,028	33,269	28,684	81,297	109,981	27,818	1975	10/14/2003	25 - 35 years
MID PIKE PLAZA/PIKE & ROSE (Maryland)	MD	—	31,388	10,335	140,641	7,517	174,847	182,364	17,833	1963	05/18/82 & 10/26/07	50 years
MONTROSE CROSSING (Maryland)	MD	77,341	48,624	91,819	12,242	48,624	104,061	152,685	8,323	1960-1979, 1996 & 2011	12/27/2011	35 years
MOUNT VERNON/SOUTH VALLEY/7770 RICHMOND HWY. (Virginia)	VA	—	10,068	33,501	36,629	10,232	69,966	80,198	23,553	1966/1972/1987/2001	03/31/03, 3/21/03, & 1/27/06	35 years
TOWN CENTER OF NEW BRITAIN (Pennsylvania)	PA	—	1,282	12,285	1,145	1,262	13,450	14,712	3,360	1969	6/29/2006	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2013 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
NORTH DARTMOUTH (Massachusetts)	MA	—	27,214	—	(17,846)	9,366	2	9,368	2	2004	8/24/2006
NORTHEAST (Pennsylvania)	PA	—	1,152	10,596	12,896	1,153	23,491	24,644	17,270	1959	8/30/1983	35 years
NORTH LAKE COMMONS (Illinois)	IL	—	2,782	8,604	5,140	2,628	13,898	16,526	6,488	1989	4/27/1994	35 years
OLD KEENE MILL (Virginia)	VA	—	638	998	4,935	638	5,933	6,571	4,965	1968	6/15/1976	33.33 years
OLD TOWN CENTER (California)	CA	—	3,420	2,765	31,014	3,420	33,779	37,199	18,145	1962, 1997-1998	10/22/1997	35 years
PAN AM SHOPPING CENTER (Virginia)	VA	—	8,694	12,929	7,061	8,695	19,989	28,684	12,654	1979	2/5/1993	35 years
PENTAGON ROW (Virginia)	VA	—	—	2,955	93,397	—	96,352	96,352	36,418	1999 - 2002	1998 & 11/22/10	35 years
PERRING PLAZA (Maryland)	MD	—	2,800	6,461	20,637	2,800	27,098	29,898	19,655	1963	10/1/1985	35 years
PIKE 7 (Virginia)	VA	—	9,709	22,799	3,664	9,653	26,519	36,172	13,129	1968	3/31/1997	35 years
PLAZA EL SEGUNDO (California)	CA	182,129	56,606	153,556	15,422	40,701	184,883	225,584	12,133	2006 & 2007	12/30/2011	35 years
QUEEN ANNE PLAZA (Massachusetts)	MA	—	3,319	8,457	6,367	3,319	14,824	18,143	7,989	1967	12/23/1994	35 years
QUINCE ORCHARD PLAZA (Maryland)	MD	—	3,197	7,949	16,598	2,928	24,816	27,744	13,781	1975	4/22/1993	35 years
ROCKVILLE TOWN SQUARE (Maryland)	MD	4,524	—	8,092	42,536	—	50,628	50,628	10,249	2005 - 2007	2006 - 2007	50 years
ROLLINGWOOD APTS. (Maryland)	MD	22,521	552	2,246	6,837	572	9,063	9,635	7,725	1960	1/15/1971	25 years
SAM'S PARK & SHOP (District of Columbia)	DC	—	4,840	6,319	1,671	4,840	7,990	12,830	4,319	1930	12/1/1995	35 years
SANTANA ROW (California)	CA	—	44,562	7,502	621,900	57,575	616,389	673,964	122,907	1999 - 2009, 2011	3/5/1997 & 2012	40 - 50 years
SAUGUS (Massachusetts)	MA	—	4,383	8,291	2,141	4,383	10,432	14,815	5,033	1976	10/1/1996	35 years
SHIRLINGTON (Virginia)	VA	6,446	9,761	14,808	34,857	4,234	55,192	59,426	18,967	1940, 2006-2009	12/21/1995	35 years
THE SHOPPES AT NOTTINGHAM SQUARE (Maryland)	MD	—	4,441	12,849	54	4,441	12,903	17,344	3,062	2005 - 2006	3/8/2007	35 years

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2013 (Dollars in thousands)

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
Descriptions		Encumbrance	Initial cost to company		Cost Capitalized Subsequent to Acquisition	Gross amount at which carried at close of period			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
			Land	Building and Improvements		Land	Building and Improvements	Total
THIRD STREET PROMENADE (California)	CA	—	22,645	12,709	42,752	25,125	52,981	78,106	26,548	1888-2000	1996-2000	35 years
TOWER (Virginia)	VA	—	7,170	10,518	3,534	7,280	13,942	21,222	6,852	1953-1960	8/24/1998	35 years
TOWER SHOPS (Florida)	FL	—	28,823	36,313	12,936	28,845	49,227	78,072	6,076	1989	1/19/2011	35 years
TROY (New Jersey)	NJ	—	3,126	5,193	21,856	4,028	26,147	30,175	18,065	1966	7/23/1980	22 years
TYSON'S STATION (Virginia)	VA	—	388	453	3,625	475	3,991	4,466	3,157	1954	1/17/1978	17 years
WESTGATE CENTER (California)	CA	—	6,319	107,284	20,962	6,319	128,246	134,565	29,850	1960-1966	3/31/2004	35 years
WHITE MARSH PLAZA (Maryland)	MD	—	3,478	21,413	198	3,478	21,611	25,089	5,494	1987	3/8/2007	35 years
WHITE MARSH OTHER (Maryland)	MD	—	60,400	1,843	(26,047)	34,311	1,885	36,196	512	1985	3/8/2007	35 years
WILDWOOD (Maryland)	MD	23,095	9,111	1,061	8,297	9,111	9,358	18,469	7,984	1958	5/5/1969	33.33 years
WILLOW GROVE (Pennsylvania)	PA	—	1,499	6,643	21,651	1,499	28,294	29,793	22,080	1953	11/20/1984	35 years
WILLOW LAWN (Virginia)	VA	—	3,192	7,723	71,601	7,790	74,726	82,516	46,038	1957	12/5/1983	35 years
WYNNEWOOD (Pennsylvania)	PA	26,777	8,055	13,759	15,816	8,055	29,575	37,630	17,538	1948	10/29/1996	35 years
TOTALS		$660,127	$1,104,678	$1,630,403	$2,414,382	$987,735	$4,161,728	$5,149,463	$1,350,471

FEDERAL REALTY INVESTMENT TRUST SCHEDULE III SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED Three Years Ended December 31, 2013 Reconciliation of Total Cost (in thousands)

Balance, December 31, 2010	$3,895,942
Additions during period
Acquisitions	430,758
Improvements	147,996
Deconsolidation of VIE	(18,311)
Deduction during period—disposition and retirements of property	(29,941)
Balance, December 31, 2011	4,426,444
Additions during period
Acquisitions	193,131
Improvements	187,990
Deduction during period—disposition and retirements of property	(27,891)
Balance, December 31, 2012	4,779,674
Additions during period
Acquisitions	76,359
Improvements	329,522
Deduction during period—disposition and retirements of property	(36,092)
Balance, December 31, 2013	$5,149,463
_____________________

(1)	For Federal tax purposes, the aggregate cost basis is approximately $4.5 billion as of December 31, 2013.

FEDERAL REALTY INVESTMENT TRUST
SCHEDULE III
SUMMARY OF REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
Three Years Ended December 31, 2013
Reconciliation of Accumulated Depreciation and Amortization
(in thousands)

Balance, December 31, 2010	$1,035,204
Additions during period—depreciation and amortization expense	114,180
Deductions during period—disposition and retirements of property	(21,796)
Balance, December 31, 2011	1,127,588
Additions during period—depreciation and amortization expense	128,654
Deductions during period—disposition and retirements of property	(31,947)
Balance, December 31, 2012	1,224,295
Additions during period—depreciation and amortization expense	147,730
Deductions during period—disposition and retirements of property	(21,554)
Balance, December 31, 2013	$1,350,471

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE Year Ended December 31, 2013 (Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description of Lien	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages(1)	Principal Amount of Loans Subject to delinquent Principal or Interest
Mortgage on retail buildings in Philadelphia, PA	8% or 10% based on timing of draws, plus participation	May 2021	Interest only monthly; balloon payment due at maturity	$—	$20,286	$20,286 (2)	$—
Mortgage on retail buildings in Philadelphia, PA	10% plus participation	May 2021	Interest only monthly; balloon payment due at maturity	—	9,250	9,250	—
Second Mortgage on hotel building in San Jose, CA	9%	August 2016	Principal and interest; balloon payment due at maturity(3)	34,000 (4)	11,886	10,321	—
Mortgage on restaurant building in Rockville, MD	9%	December 2014	Interest only monthly through January 31, 2011; balloon payment due at maturity(5)	—	3,583	3,583	—
Mortgage on retail building in Norwalk, CT	6%	June 2014	Interest only; balloon payment due at maturity(6)	—	11,715	11,715	—
				$34,000	$56,720	$55,155	$—
_____________________

(1)	For Federal tax purposes, the aggregate tax basis is approximately $56.7 million as of December 31, 2013.

(2)	This mortgage is available for up to $25.0 million.

(3)
This note was amended on August 4, 2006. The amended note decreased the interest from 14% to 9% per annum, and requires monthly payments of principal and interest based on 15-year amortization schedule.

(4)	We do not hold the first mortgage loan on this property. Accordingly, the amount of the prior lien at December 31, 2013 is estimated.

(5)
Beginning February 1, 2011, the note requires monthly payments of principal and interest based on a 30-year amortization schedule. The borrower has one, three-year extension option with an interest rate of 12% which increases 1% in each subsequent year of the extension term.

(6)	The loan is subject to a one year extension option with an interest rate of 7% .

FEDERAL REALTY INVESTMENT TRUST SCHEDULE IV MORTGAGE LOANS ON REAL ESTATE - CONTINUED Three Years Ended December 31, 2013 Reconciliation of Carrying Amount (in thousands)

Balance, December 31, 2010	$44,813
Additions during period:
Issuance of loans	130
Deconsolidation of VIE	18,311
Deductions during period:
Collection and satisfaction of loans	(7,598)
Amortization of discount /loan fee	311
Balance, December 31, 2011	55,967
Additions during period:
Issuance of loans	70
Deductions during period:
Collection and satisfaction of loans	(1,161)
Amortization of discount	772
Balance, December 31, 2012	55,648
Deductions during period:
Collection and satisfaction of loans	(1,057)
Amortization of discount	564
Balance, December 31, 2013	$55,155

EXHIBIT INDEX

Exhibit No.	Description

3.1
Declaration of Trust of Federal Realty Investment Trust dated May 5, 1999 as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2004, as corrected by the Certificate of Correction of Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated June 17, 2004, as amended by the Articles of Amendment of Declaration of Trust of Federal Realty Investment Trust dated May 6, 2009 (previously filed as Exhibit 3.1 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

3.2
Amended and Restated Bylaws of Federal Realty Investment Trust dated February 12, 2003, as amended October 29, 2003, May 5, 2004, February 17, 2006 and May 6, 2009 (previously filed as Exhibit 3.2 to the Trust’s Registration Statement on Form S-3 (File No. 333-160009) and incorporated herein by reference)

4.1
Specimen Common Share certificate (previously filed as Exhibit 4(i) to the Trust’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-07533) and incorporated herein by reference)

4.2
Articles Supplementary relating to the 5.417% Series 1 Cumulative Convertible Preferred Shares of Beneficial Interest (previously filed as Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed on March 13, 2007, (File No. 1-07533) and incorporated herein by reference)

4.3
** Indenture dated December 1, 1993 related to the Trust’s 7.48% Debentures due August 15, 2026; and 6.82% Medium Term Notes due August 1, 2027; (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 33-51029), and amended on Form S-3 (File No. 33-63687), filed on December 13, 1993 and incorporated herein by reference)

4.4
** Indenture dated September 1, 1998 related to the Trust’s 5.65% Notes due 2016; 6.00% Notes due 2012; 6.20% Notes due 2017; 5.40% Notes due 2013; 5.95% Notes due 2014 and the 5.90% Notes due 2020; 3.00% Notes due 2022; 2.75% Notes due 2023; 3.95% Notes due 2024 (previously filed as Exhibit 4(a) to the Trust’s Registration Statement on Form S-3 (File No. 333-63619) filed on September 17, 1998 and incorporated herein by reference)

10.1
* Severance Agreement between the Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-07533) (the "1999 1Q Form 10-Q") and incorporated herein by reference)

10.2
* Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 22, 1999 (previously filed as a portion of Exhibit 10 to the 1999 1Q Form 10-Q and incorporated herein by reference)

10.3
* Amendment to Executive Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.12 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 1-07533) (the “2004 Form 10-K”) and incorporated herein by reference)

10.4
* Split Dollar Life Insurance Agreement dated August 12, 1998 between the Trust and Donald C. Wood (previously filed as a portion of Exhibit 10 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-07533) and incorporated herein by reference)

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

1

Exhibit No.	Description

10.7	* Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.8	* Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

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

10.23	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

2

Exhibit No.	Description

10.24
Form of Restricted Share Award Agreement, dated as of February 10, 2011, between the Trust and each of Dawn M. Becker, and Andrew P. Blocher (previously filed as Exhibit 10.41 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.25
* Severance Agreement between the Trust and James M. Taylor dated July 30, 2012 (previously filed as Exhibit 10.35 to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-07533) and incorporated herein by reference)

10.26
Credit Agreement dated as of July 7, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, Wells Fargo Securities, LLC, as a Lead Arranger and Book Manager, and PNC Capital Markets LLC, as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust’s Current Report on Form 8-K (File No. 1-07533), filed on July 11, 2011 and incorporated herein by reference)

10.27
Term Loan Agreement dated as of November 22, 2011, by and among the Trust, as Borrower, the financial institutions party thereto and their permitted assignees under Section 12.6., as Lenders, PNC Bank, National Association, as Administrative Agent, Capital One, N.A., Syndication Agent, PNC Capital Markets, LLC, as a Lead Arranger and Book Manager, and Capital One, N.A., as a Lead Arranger and Book Manager (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on November 28, 2011 and incorporated herein by reference)

10.28
Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 1-07533) (the "2012 Form 10-K") and incorporated herein by reference)

10.29
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.30
Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.31
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.32
First Amendment to the Credit Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2013 and incorporated herein by reference)

10.33
First Amendment to the Term Loan Agreement, dated as of April 22, 2013, by and among Federal Relaty Investment Tryst, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.40 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-07533) and incorporated herein by reference

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

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.

3

_____________________
* Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.
** Pursuant to Regulation S-K Item 601(b)(4)(iii), the Trust by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Trust.

4