Form 10-Q
period 2014-03-31
FEDERAL REALTY INVESTMENT TRUST
filed 2014-05-08
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on May 5, 2014 was 67,271,589.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2013, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $281,602 and $265,138 of consolidated variable interest entities, respectively)	$4,815,667	$4,618,258
Construction-in-progress	572,986	531,205
	5,388,653	5,149,463
Less accumulated depreciation and amortization (including $20,974 and $19,086 of consolidated variable interest entities, respectively)	(1,383,520)	(1,350,471)
Net real estate	4,005,133	3,798,992
Cash and cash equivalents	75,699	88,927
Accounts and notes receivable, net	92,769	84,838
Mortgage notes receivable, net	55,287	55,155
Investment in real estate partnership	32,140	32,264
Prepaid expenses and other assets	130,921	145,062
Debt issuance costs, net of accumulated amortization of $10,261 and $9,535, respectively	13,698	14,056
TOTAL ASSETS	$4,405,647	$4,219,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $209,742 and $202,782 of consolidated variable interest entities, respectively)	$658,264	$588,456
Capital lease obligations	71,665	71,671
Notes payable	300,910	300,822
Senior notes and debentures	1,361,098	1,360,913
Accounts payable and accrued expenses	157,357	156,270
Dividends payable	53,310	52,385
Security deposits payable	13,122	12,772
Other liabilities and deferred credits	105,285	100,283
Total liabilities	2,721,011	2,643,572
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	110,368	104,425
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 67,267,030 and 66,701,422 shares issued and outstanding, respectively	673	667
Additional paid-in capital	2,114,666	2,062,708
Accumulated dividends in excess of net income	(637,638)	(623,795)
Accumulated other comprehensive loss	(1,960)	(1,417)
Total shareholders’ equity of the Trust	1,485,738	1,448,160
Noncontrolling interests	88,530	23,137
Total shareholders’ equity	1,574,268	1,471,297
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,405,647	$4,219,294

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
REVENUE
Rental income	$166,193	$152,616
Other property income	3,400	3,268
Mortgage interest income	1,235	1,265
Total revenue	170,828	157,149
EXPENSES
Rental expenses	37,130	29,501
Real estate taxes	18,700	17,572
General and administrative	7,704	7,057
Depreciation and amortization	43,850	40,517
Total operating expenses	107,384	94,647
OPERATING INCOME	63,444	62,502
Other interest income	25	30
Interest expense	(23,137)	(27,405)
Income from real estate partnership	213	312
INCOME FROM CONTINUING OPERATIONS	40,545	35,439
DISCONTINUED OPERATIONS
Discontinued operations - income	—	403
NET INCOME	40,545	35,842
Net income attributable to noncontrolling interests	(1,792)	(1,254)
NET INCOME ATTRIBUTABLE TO THE TRUST	38,753	34,588
Dividends on preferred shares	(135)	(135)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$38,618	$34,453
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.58	$0.52
Discontinued operations	—	0.01
	$0.58	$0.53
Weighted average number of common shares, basic	66,615	64,692
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.57	$0.52
Discontinued operations	—	0.01
	$0.57	$0.53
Weighted average number of common shares, diluted	66,773	64,847

COMPREHENSIVE INCOME	$40,002	$37,457

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$38,210	$36,203

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2014
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares				Common Shares			Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares		Amount		Shares		Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2013	399,896		$9,997		66,701,422		$667	$2,062,708	$(623,795)	$(1,417)	$23,137	$1,471,297
Net income, excluding $764 attributable to redeemable noncontrolling interests	—		—		—		—	—	38,753	—	1,028	39,781
Other comprehensive loss - change in value of interest rate swaps	—		—		—		—	—	—	(543)	—	(543)
Dividends declared to common shareholders	—		—		—		—	—	(52,461)	—	—	(52,461)
Dividends declared to preferred shareholders	—		—		—		—	—	(135)	—	—	(135)
Distributions declared to noncontrolling interests	—		—		—		—	—	—	—	(985)	(985)
Common shares issued	—		—		455,735		5	50,153	—	—	—	50,158
Exercise of stock options	—		—		18,610		—	1,392	—	—	—	1,392
Shares issued under dividend reinvestment plan	—		—		4,908		—	515	—	—	—	515
Share-based compensation expense, net of shares withheld for employee taxes	—		—		86,355		1	221	—	—	—	222
Contributions from noncontrolling interests	—		—		—		—	—	—	—	65,350	65,350
Adjustment to redeemable noncontrolling interests	—	—	—	—	—	—	—	(323)	—	—	—	(323)
BALANCE AT MARCH 31, 2014	399,896		$9,997		67,267,030		$673	$2,114,666	$(637,638)	$(1,960)	$88,530	$1,574,268

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
OPERATING ACTIVITIES
Net income	$40,545	$35,842
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	43,850	40,624
Income from real estate partnership	(213)	(312)
Other, net	1,532	1,776
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(6,716)	(2,458)
Decrease (increase) in prepaid expenses and other assets	689	(93)
Increase (decrease) in accounts payable and accrued expenses	1,811	(402)
Decrease in security deposits and other liabilities	(2,336)	(7,284)
Net cash provided by operating activities	79,162	67,693
INVESTING ACTIVITIES
Acquisition of real estate	(308)	—
Capital expenditures - development and redevelopment	(74,097)	(33,367)
Capital expenditures - other	(9,834)	(9,460)
Distribution from real estate partnership in excess of earnings	92	—
Leasing costs	(3,944)	(2,723)
Repayment (issuance) of mortgage and other notes receivable, net	51	(125)
Net cash used in investing activities	(88,040)	(45,675)
FINANCING ACTIVITIES
Repayment of mortgages, capital leases and notes payable	(2,842)	(12,095)
Issuance of common shares	51,615	32,542
Dividends paid to common and preferred shareholders	(51,714)	(46,884)
Distributions to and redemptions of noncontrolling interests	(1,409)	(1,295)
Net cash used in financing activities	(4,350)	(27,732)
Decrease in cash and cash equivalents	(13,228)	(5,714)
Cash and cash equivalents at beginning of year	88,927	36,988
Cash and cash equivalents at end of period	$75,699	$31,274

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, and California. As of March 31, 2014, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 89 predominantly retail real estate projects.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of the Trust, its corporate subsidiaries, and all entities in which the Trust has a controlling interest or has been determined to be the primary beneficiary of a variable interest entity (“VIE”). The equity interests of other investors are reflected as noncontrolling interests or redeemable noncontrolling interests. All significant intercompany transactions and balances are eliminated in consolidation. We account for our interests in joint ventures, which we do not control, using the equity method of accounting. Certain 2013 amounts have been reclassified to conform to current period presentation.
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
Recently Adopted Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation to include only the disposal of a component of an entity that represents a strategic shift that has or will have a major impact on an entity’s operations and financial results. The standard also requires additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The standard is applicable prospectively for all disposals initially classified as held for sale in periods after adoption. We adopted the standard effective January 1, 2014, and there was no impact to the current period financial statements.  In future periods, the adoption will result in most individual property disposals not qualifying for discontinued operations presentation and thus, the results of those disposals will remain in “income from continuing operations.”  Properties sold prior to January 1, 2014, are not subject to ASU 2014-08 and therefore, continue to be classified as discontinued operations using the previous definition.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$28,703	$30,241
Interest capitalized	(5,566)	(2,836)
Interest expense	$23,137	$27,405
Cash paid for interest, net of amounts capitalized	$20,463	$30,315
Cash paid for income taxes	$208	$294
NON-CASH FINANCING TRANSACTION:
Mortgage loans assumed with acquisition	$68,282	$—
Shares issued under dividend reinvestment plan	$450	$450
See Note 3 for additional disclosures relating to The Grove at Shrewsbury and Brook 35 acquisition.

NOTE 3—REAL ESTATE
Effective January 1, 2014, we acquired a controlling interest in The Grove at Shrewsbury, a 187,000 square foot shopping center in Shrewsbury, New Jersey, and Brook 35, a 99,000 square foot shopping center in Sea Girt, New Jersey for a gross value of $161 million. Our effective economic interest approximates 84% and was funded by the assumption of our share of $68 million of mortgage debt, 632,000 downREIT operating partnership units, and $13 million of cash (which was in an escrow account at December 31, 2013). We incurred $2.0 million of acquisition costs, of which $0.9 million were incurred in 2014 and included in "general and administrative expense" for the three months ended March 31, 2014.
We have entered into an agreement to acquire the interest of one of the non-controlling interest holders in The Grove at Shrewsbury in 2015. As this non-controlling interest is mandatorily redeemable it has been classified as a liability of approximately $9 million and is included in "other liabilities and deferred credits" on the March 31, 2014 consolidated balance sheet. An additional non-controlling interest holder has the right to require us to acquire its interests in The Grove at Shrewsbury and Brook 35 at the then current fair market value beginning on January 1, 2017.

The purchase price has been preliminarily allocated to real estate assets, debt, other liabilities, and non-controlling interests. The purchase price allocation to all acquired assets, liabilities, and non-controlling interests will be finalized after our valuation studies are complete.

NOTE 4—REAL ESTATE PARTNERSHIP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2014, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.

The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
OPERATING RESULTS
Revenue	$5,018	$4,949
Expenses
Other operating expenses	2,110	1,817
Depreciation and amortization	1,487	1,369
Interest expense	839	842
Total expenses	4,436	4,028
Net income	$582	$921
Our share of net income from real estate partnership	$213	$312

	March 31,	December 31,
	2014	2013
	(In thousands)
BALANCE SHEETS
Real estate, net	$169,848	$170,867
Cash	2,937	2,210
Other assets	5,420	5,668
Total assets	$178,205	$178,745
Mortgages payable	$56,862	$56,922
Other liabilities	3,891	4,100
Partners’ capital	117,452	117,723
Total liabilities and partners’ capital	$178,205	$178,745
Our share of unconsolidated debt	$17,059	$17,077
Our investment in real estate partnership	$32,140	$32,264

NOTE 5—DEBT
In connection with the acquisition of The Grove at Shrewsbury and Brook 35 on January 1, 2014, we assumed mortgage loans with a face amount of $68.3 million and a fair value of $73.8 million. The mortgage loans are secured by the individual properties with the following contractual terms:

	Principal	Stated Interest Rate	Maturity Date
	(In millions)
Brook 35	$11.5	5.46%	July 1, 2014
The Grove at Shrewsbury (East)	45.4	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	11.4	6.38%	March 1, 2018
During the three months ended March 31, 2014, the maximum amount of borrowings outstanding under our $600.0 million revolving credit facility was $4.0 million, the weighted average borrowings outstanding was $0.3 million, and the weighted average interest rate, before amortization of debt fees, was 1.07%. At March 31, 2014, there was no balance outstanding. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of March 31, 2014, we were in compliance with all debt covenants.

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

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$959,174	$979,326	$889,278	$912,251
Senior notes and debentures	$1,361,098	$1,421,343	$1,360,913	$1,397,731

As of March 31, 2014, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% from December 1, 2011 through November 1, 2018, and effectively fix the rate of the term loan at 3.02%. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $4.2 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of March 31, 2014, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at March 31, 2014 was a liability of $2.0 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. The change in valuation on our interest rate swaps was $0.5 million (including $1.1 million reclassified from other comprehensive loss to interest expense) for the three months ended March 31, 2014 and is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$1,960	$—	$1,960	$—	$1,417	$—	$1,417

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 917,755 downREIT operating partnership units are outstanding which have a total fair value of $105.3 million, based on our closing stock price on March 31, 2014.

NOTE 8—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Three Months Ended March 31,
	2014		2013
	Declared	Paid	Declared	Paid
Common shares	$0.780	$0.780	$0.730	$0.730
5.417% Series 1 Cumulative Convertible Preferred shares	$0.339	$0.339	$0.339	$0.339

On February 12, 2014 we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2014, we issued 455,712 common shares at a weighted average price per share of $111.35 for net cash proceeds of $50.2 million and paid $0.5 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of March 31, 2014, we had the capacity to issue up to $249.3 million in common shares under our ATM equity program.

NOTE 9—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Minimum rents
Retail and commercial	$116,065	$110,031
Residential (1)	7,822	7,139
Cost reimbursement	37,459	30,828
Percentage rent	2,123	2,161
Other	2,724	2,457
Total rental income	$166,193	$152,616
_____________________

(1)
Residential minimum rents consist of the rental amounts for residential units at Rollingwood Apartments, The Crest at Congressional Plaza Apartments, Santana Row, Bethesda Row, and Chelsea Residential.

Minimum rents include the following:

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Straight-line rents	$1.1	$0.8
Amortization of above market leases	$(1.0)	$(0.7)
Amortization of below market leases	$1.5	$1.5

NOTE 10—DISCONTINUED OPERATIONS
During 2013 and prior to our adoption of ASU 2014-08 as further discussed in Note 2, certain disposal transactions were considered discontinued operations. A summary of the financial information for these discontinued operations is as follows:

Three Months Ended March 31,
2013
(In millions)
Revenue from discontinued operations	$0.6
Income from discontinued operations	$0.4

NOTE 11—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Share-based compensation incurred
Grants of common shares	$3,523	$2,989
Grants of options	35	86
	3,558	3,075
Capitalized share-based compensation	(285)	(202)
Share-based compensation expense	$3,273	$2,873

NOTE 12—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three months ended March 31, 2014 and 2013, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three months ended March 31, 2014 and 2013. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$40,545	$35,439
Less: Preferred share dividends	(135)	(135)
Less: Income from continuing operations attributable to noncontrolling interests	(1,792)	(1,254)
Less: Earnings allocated to unvested shares	(238)	(214)
Income from continuing operations available for common shareholders	38,380	33,836
Results from discontinued operations attributable to the Trust	—	403
Net income available for common shareholders, basic and diluted	$38,380	$34,239
DENOMINATOR
Weighted average common shares outstanding—basic	66,615	64,692
Effect of dilutive securities:
Stock options	158	155
Weighted average common shares outstanding—diluted	66,773	64,847
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.58	$0.52
Discontinued operations	—	0.01
	$0.58	$0.53
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.57	$0.52
Discontinued operations	—	0.01
	$0.57	$0.53
Income from continuing operations attributable to the Trust	$38,753	$34,185

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following discussion should be read in conjunction with the consolidated interim financial statements and notes thereto appearing in Item 1 of this report and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on February 11, 2014.
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
Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements that we make, including those in this Quarterly Report on Form 10-Q. Except as may be required by law, we make no promise to update any of the forward-looking statements as a result of new information, future events or otherwise. You should carefully review the risks and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 and under Part II, Item 1A in this Quarterly Report on Form 10-Q, before making any investments in us.
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, and California. As of March 31, 2014, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 89 predominantly retail real estate projects comprising approximately 19.8 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 95.6% leased and 94.7% occupied at March 31, 2014. A joint venture in which we own a 30% interest owned seven retail real estate projects totaling approximately 1.0 million square feet as of March 31, 2014. In total, the joint venture properties in which we own a 30% interest were 84.5% leased and 82.3% occupied at March 31, 2014.
2014 Significant Property Acquisition
Effective January 1, 2014, we acquired a controlling interest in The Grove at Shrewsbury, a 187,000 square foot shopping center in Shrewsbury, New Jersey, and Brook 35, a 99,000 square foot shopping center in Sea Girt, New Jersey for a gross value of $161 million. Our effective economic interest approximates 84% and was funded by the assumption of our share of $68 million of mortgage debt, 632,000 operating partnership units, and $13 million of cash (which was in an escrow account at December 31, 2013). We incurred $2.0 million of acquisition costs, of which $0.9 million were incurred in 2014 and included in "general and administrative expense" for the three months ended March 31, 2014.
We have entered into an agreement to acquire the interest of one of the non-controlling interest holders in The Grove at Shrewsbury in 2015. As this non-controlling interest is mandatorily redeemable it has been classified as a liability of approximately $9 million and is included in "other liabilities and deferred credits" on the March 31, 2014 consolidated balance sheet. An additional non-controlling interest holder has the right to require us to acquire its interests in The Grove at Shrewsbury and Brook 35 at the then current fair market value beginning on January 1, 2017.
The purchase price has been preliminarily allocated to real estate assets, debt, other liabilities, and non-controlling interests.The purchase price allocation to all acquired assets, liabilities, and non-controlling interests will be finalized after our valuation studies are complete.
2014 Significant Debt and Equity Transactions
In connection with the acquisition of The Grove at Shrewsbury and Brook 35 on January 1, 2014, we assumed mortgage debt secured by the individual properties with the following contractual terms:

	Principal	Stated Interest Rate	Maturity Date
	(In millions)
Brook 35	$11.5	5.46%	July 1, 2014
The Grove at Shrewsbury (East)	45.4	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	11.4	6.38%	March 1, 2018
On February 12, 2014 we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended March 31, 2014, we issued 455,712 common shares at a weighted average price per share of $111.35 for net cash proceeds of $50.2 million and paid $0.5 million in commissions and $0.1 million in additional offering expenses related to the sales of these common shares. As of March 31, 2014, we had the capacity to issue up to $249.3 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $71 million and $2 million, respectively, for the three months ended March 31, 2014 and $43 million and $1 million, respectively, for the three months ended March 31, 2013. We capitalized external and internal costs related to other property improvements of $6 million and less than $1 million, respectively, for the three months ended March 31, 2014 and $5 million and less than $1 million, respectively, for the three months ended March 31, 2013. We capitalized external and internal costs related to leasing activities of $2 million and $1 million, respectively, for the three months ended March 31, 2014 and $1 million and $1 million, respectively, for the the three months ended March 31, 2013. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $1 million, less than $1 million, and $1 million, respectively, for both the three months ended March 31, 2014 and 2013.
Recently Adopted Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition of a discontinued operation to include only the disposal of a component of an entity that represents a strategic shift that has or will have a major impact on an entity’s operations and financial results. The standard also requires additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The standard is applicable prospectively for all disposals initially classified as held for sale in periods after adoption. We adopted the standard effective January 1, 2014, and there was no impact to the current period financial statements.  In future periods, the adoption will result in most individual property disposals not qualifying for discontinued operations presentation and thus, the results of those disposals will remain in “income from continuing operations.”  Properties sold prior to January 1, 2014, are not subject to ASU 2014-08 and therefore, continue to be classified as discontinued operations using the previous definition.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. While we have recently seen some tenants downsizing or filing for bankruptcy, we have generally continued to see positive signs of improvement for many of our tenants as well as increased interest from prospective tenants for our retail spaces. While there can be no assurance that these positive signs will continue, we remain cautiously optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our centers and diverse tenant base partially mitigates any negative change in the economic environment; however, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At March 31, 2014, no single tenant accounted for more than 3.3% of annualized base rent.
Our properties are located in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2014, we expect to have redevelopment projects stabilizing with projected costs of approximately $97 million, including our most recent phase of Santana Row discussed below.
We continue our ongoing redevelopment efforts at Santana Row which currently has zoning entitlements to build an additional 348 residential units and 305,000 square feet of retail and office space. The first phase of our new 212 unit residential building was completed in first quarter 2014 with the remainder of the building expected to be completed by mid-2014. The building is expected to stabilize in 2014 and to cost approximately $75 million of which $72 million has been incurred to date.
We continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at March 31, 2014 is approximately $285 million. The project currently has zoning entitlements to build 2.3 million square feet of commercial-use buildings, 2,100 residential units, and a 200 room hotel. We have agreements with AvalonBay Communities ("AvalonBay") for a portion of the first phase of development at Assembly Row which will include 450 residential units (by AvalonBay) and approximately 326,000 square feet of retail space and 98,000 square feet of office space (both by the Trust).  The Massachusetts Bay Transit Authority (MBTA) is constructing the new orange line T-Stop at the property, which is expected to open in 2014. Construction on the first phase and infrastructure is ongoing and we expect Phase I to open in 2014 and stabilize in 2015. Total expected costs for Phase I of Assembly Row range from $190 million to $200 million of which $148 million has been incurred to date. In total, including costs incurred in Q1 2014, we expect to invest between $65 million and $85 million in Assembly Row in 2014, net of expected public funding.
In the third quarter 2012, we broke ground on the first phase of Pike & Rose in Rockville, MD, a long-term multi-phased mixed-use project located on a portion of our Mid-Pike Plaza property. The property currently has zoning entitlements to build 1.7 million square feet of commercial-use buildings and 1,583 residential units. Phase I of Pike & Rose involved demolition of roughly 25% of the existing gross leasable area at Mid-Pike Plaza (which was completed during the second quarter 2012). The remainder of Mid-Pike Plaza is currently vacant and we expect to demolish it in 2014. Construction on the 493 residential units, 151,000 square feet of retail space and 79,000 square feet of office space in Phase I is ongoing. We expect a portion of Phase I to open in 2014 and the remainder in 2015 and expect Phase I to stabilize in 2015/2016. Total expected costs for Phase I of Pike & Rose range from $245 million to $255 million of which $141 million has been incurred to date. Including costs incurred in Q1 2014, we expect to invest between $90 million and $120 million in 2014 related to Phase I.
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
At March 31, 2014, the leasable square feet in our properties was 94.7% occupied and 95.6% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the first quarter 2014, we signed leases for a total of 364,000 square feet of retail space including 328,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 18% on a cash basis and 29% on a straight-line basis. New leases for comparable spaces were signed for 177,000 square feet at an average rental increase of 16% on a cash basis and 27% on a straight-line basis. Renewals for comparable spaces were signed for 152,000 square feet at an average rental increase of 19% on a cash basis and 31% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $43.31 per square foot for new leases and $1.09 per square foot for renewals for the three months ended March 31, 2014.
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
The leases signed in 2014 generally become effective over the following two years though some may not become effective until 2017 and beyond. Further, there is risk that some new tenants will not ultimately take possession of their space and that tenants for both new and renewal leases may not pay all of their contractual rent due to operating, financing or other matters. However, these increases do provide information about the tenant/landlord relationship and the potential increase we may achieve in rental income over time.
Historically, we have executed comparable space leases for 1.2 to 1.5 million square feet of retail space each year. We believe our leasing volume for 2014 will be in line with our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three months ended March 31, 2014, all or a portion of 78 properties were considered same-center and twelve properties were considered redevelopment or expansion. For the three months ended March 31, 2014, two properties were moved from same-center to redevelopment, one property was moved from redevelopment to same-center, and one property was removed from redevelopment as it is vacant and prepared to be demolished, when compared to the designations as of December 31, 2013. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2014 AND 2013

			Change
	2014	2013	Dollars	%
	(Dollar amounts in thousands)
Rental income	$166,193	$152,616	$13,577	8.9%
Other property income	3,400	3,268	132	4.0%
Mortgage interest income	1,235	1,265	(30)	(2.4)%
Total property revenue	170,828	157,149	13,679	8.7%
Rental expenses	37,130	29,501	7,629	25.9%
Real estate taxes	18,700	17,572	1,128	6.4%
Total property expenses	55,830	47,073	8,757	18.6%
Property operating income	114,998	110,076	4,922	4.5%
Other interest income	25	30	(5)	(16.7)%
Income from real estate partnership	213	312	(99)	(31.7)%
Interest expense	(23,137)	(27,405)	4,268	(15.6)%
General and administrative expense	(7,704)	(7,057)	(647)	9.2%
Depreciation and amortization	(43,850)	(40,517)	(3,333)	8.2%
Total other, net	(74,453)	(74,637)	184	(0.2)%
Income from continuing operations	40,545	35,439	5,106	14.4%
Discontinued operations - income	—	403	(403)	(100.0)%
Net income	40,545	35,842	4,703	13.1%
Net income attributable to noncontrolling interests	(1,792)	(1,254)	(538)	42.9%
Net income attributable to the Trust	$38,753	$34,588	$4,165	12.0%

Property Revenues
Total property revenue increased $13.7 million, or 8.7%, to $170.8 million in the three months ended March 31, 2014 compared to $157.1 million in the three months ended March 31, 2013. The percentage occupied at our shopping centers increased to 94.7% at March 31, 2014 compared to 94.5% at March 31, 2013. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $13.6 million, or 8.9%, to $166.2 million in the three months ended March 31, 2014 compared to $152.6 million in the three months ended March 31, 2013 due primarily to the following:

•
an increase of $7.8 million at same-center properties due primarily to a $5.1 million increase in recovery income (primarily the result of reimbursements for higher snow removal costs) and higher rental rates of approximately $2.5 million,

•	an increase of $4.5 million attributable to properties acquired in 2014 and 2013, and

•	an increase of $1.9 million at redevelopment properties due primarily to the lease-up and stabilization of some of our redevelopment properties, partially offset by

•	a decrease of $0.6 million from Mid-Pike Plaza as the property is prepared to be demolished for the future development of Pike & Rose.
Property Expenses
Total property expenses increased $8.8 million, or 18.6%, to $55.8 million in the three months ended March 31, 2014 compared to $47.1 million in the three months ended March 31, 2013. Changes in the components of property expenses are discussed below.

Rental Expenses
Rental expenses increased $7.6 million, or 25.9%, to $37.1 million in the three months ended March 31, 2014 compared to $29.5 million in the three months ended March 31, 2013. This increase is primarily due to the following:

•	an increase of $5.1 million in repairs and maintenance at same-center and redevelopment properties due primarily to higher snow removal costs,

•	an increase of $0.8 million related to properties acquired in 2014 and 2013,

•	and increase of $0.6 million in utilities at our same-center and redevelopment properties primarily due to higher electric costs and usage as a result of the harsh winter,

•	an increase of $0.5 million in payroll expense, and

•	an increase of $0.3 million in bad debt expense at same-center properties.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 21.9% in the three months ended March 31, 2014 from 18.9% in the three months ended March 31, 2013.
Real Estate Taxes
Real estate tax expense increased $1.1 million, or 6.4%, to $18.7 million in the three months ended March 31, 2014 compared to $17.6 million in the three months ended March 31, 2013 due primarily to higher assessments at our same-center and redevelopment properties and due to real estate taxes on properties acquired in 2014 and 2013.
Property Operating Income
Property operating income increased $4.9 million, or 4.5%, to $115.0 million in the three months ended March 31, 2014 compared to $110.1 million in the three months ended March 31, 2013. This increase is primarily due to properties acquired in 2014 and 2013 and growth in earnings at same-center properties and redevelopment properties, partially offset by a decline in earnings at Mid-Pike Plaza.
Other
Interest Expense
Interest expense decreased $4.3 million, or 15.6%, to $23.1 million in the three months ended March 31, 2014 compared to $27.4 million in the three months ended March 31, 2013. This decrease is due primarily to the following:

•	a decrease of $4.0 million due to a lower overall weighted average borrowing rate, and

•	an increase of $2.7 million in capitalized interest,
partially offset by

•	an increase of $2.4 million due to higher borrowings.
Gross interest costs were $28.7 million and $30.2 million in the three months ended March 31, 2014 and 2013, respectively. Capitalized interest was $5.6 million and $2.8 million in the three months ended March 31, 2014 and 2013, respectively.
General and Administrative Expense
General and administrative expense increased $0.6 million, or 9.2%, to $7.7 million in the three months ended March 31, 2014 from $7.1 million in the three months ended March 31, 2013. This increase is due primarily to higher acquisition costs from the 2014 acquisitions of The Grove at Shrewsbury and Brook 35.
Depreciation and Amortization
Depreciation and amortization expense increased $3.3 million, or 8.2%, to $43.9 million in the three months ended March 31, 2014 from $40.5 million in the three months ended March 31, 2013. This increase is due primarily to 2014 and 2013 acquisitions.
Discontinued Operations - Income
Income from discontinued operations represents the operating income of properties that were disposed prior to January 1, 2014, which were required to be reported separately from results of ongoing operations. The reported operating income of $0.4 million for the three months ended March 31, 2013 primarily represents the operating income for the period during which we owned properties sold in 2013.

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
Cash and cash equivalents were $75.7 million at March 31, 2014. Additionally, we have a $600.0 million unsecured revolving credit facility which matures on April 21, 2017, subject to a one-year extension at our option, and had no borrowings outstanding at March 31, 2014. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of March 31, 2014, we had the capacity to issue up to $249.3 million in common shares under our ATM equity program.
For the three months ended March 31, 2014, the maximum amount of borrowings outstanding under our revolving credit facility was $4.0 million, the weighted average amount of borrowings outstanding was $0.3 million and the weighted average interest rate, before amortization of debt fees, was 1.07%. For the remainder of 2014, we have only $41 million of debt maturing. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2014 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2014 which is the result of the continued construction of Phase 1 at both Assembly Row and Pike & Rose with expected openings of portions of both projects in 2014. Over the next eighteen months, we expect to invest approximately $170 million related to the current phases of these two projects. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by operating activities	$79,162	$67,693
Cash used in investing activities	(88,040)	(45,675)
Cash used in financing activities	(4,350)	(27,732)
Decrease in cash and cash equivalents	(13,228)	(5,714)
Cash and cash equivalents, beginning of year	88,927	36,988
Cash and cash equivalents, end of period	$75,699	$31,274

Net cash provided by operating activities increased $11.5 million to $79.2 million during the three months ended March 31, 2014 from $67.7 million during the three months ended March 31, 2013. The increase was primarily attributable to higher net income before certain non-cash items.
Net cash used in investing activities increased $42.4 million to $88.0 million during the three months ended March 31, 2014 from $45.7 million during the three months ended March 31, 2013. The increase was primarily attributable to a $41.1 million increase in capital investments in 2014 primarily related to our development projects at Assembly Row and Pike & Rose.
Net cash used in financing activities decreased $23.4 million to $4.4 million during the three months ended March 31, 2014 from $27.7 million during the three months ended March 31, 2013. The decrease was primarily attributable to:

•
$19.1 million increase in net proceeds from the issuance of common shares due primarily to the sale of 0.5 million shares under our ATM equity program at a weighted average price of $111.35 in the three months ended March 31, 2014 compared to 0.3 million shares at a weighted average price of $108.11 in the three months ended March 31, 2013, and

•	$9.0 million repayment of the mortgage on White Marsh Plaza in 2013, partially offset by

•	$4.8 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding.
Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of March 31, 2014, the Partnership owned seven retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At March 31, 2014, our investment in the Partnership was $32.1 million and the Partnership had approximately $56.9 million of mortgages payable outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of March 31, 2014:

Description of Debt	Original Debt Issued	Principal Balance as of March 31, 2014	Stated Interest Rate as of March 31, 2014	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
Brook 35	Acquired	$11,419	5.46%	July 1, 2014
Melville Mall (2)	Acquired	20,491	5.25%	September 1, 2014
THE AVENUE at White Marsh	Acquired	53,767	5.46%	January 1, 2015
Barracks Road	44,300	36,806	7.95%	November 1, 2015
Hauppauge	16,700	13,875	7.95%	November 1, 2015
Lawrence Park	31,400	26,089	7.95%	November 1, 2015
Wildwood	27,600	22,931	7.95%	November 1, 2015
Wynnewood	32,000	26,587	7.95%	November 1, 2015
Brick Plaza	33,000	27,050	7.42%	November 1, 2015
East Bay Bridge	Acquired	61,720	5.13%	March 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	45,205	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	11,397	6.38%	March 1, 2018
Rollingwood Apartments	24,050	22,421	5.54%	May 1, 2019
29th Place	Acquired	5,075	5.91%	January 31, 2021
Montrose Crossing	80,000	76,978	4.20%	January 10, 2022
Chelsea	Acquired	7,220	5.36%	January 15, 2031
Subtotal		644,031
Net unamortized premium		14,233
Total mortgages payable		658,264
Notes payable
Unsecured fixed rate
Term loan (3)	275,000	275,000	LIBOR + 1.30%	November 21, 2018
Various (4)	17,239	16,510	5.76%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (5)	9,400	9,400	0.05%	October 1, 2016
Revolving credit facility (6)	600,000	—	LIBOR + 0.90%	April 21, 2017
Total notes payable		300,910
Senior notes and debentures
Unsecured fixed rate
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,369,200
Net unamortized discount		(8,102)
Total senior notes and debentures		1,361,098
Capital lease obligations
Various		71,665	Various	Various through 2106
Total debt and capital lease obligations		$2,391,937
_____________________

1)	Mortgages payable do not include our 30% share ($17.1 million) of the $56.9 million debt of the partnership with a discretionary fund created and advised by ING Clarion Partners.

2)
We acquired control of Melville Mall through a 20-year master lease and secondary financing. Because we control the activities that most significantly impact this property and retain substantially all of the economic benefit and risk associated with it, this property is consolidated and the mortgage loan is reflected on the balance sheet, though it is not our legal obligation.

3)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan is 130 basis points resulting in a fixed rate of 3.02%.

4)	The interest rate of 5.76% represents the weighted average interest rate for twelve unsecured fixed rate notes payable. These notes mature from November 15, 2014 to October 31, 2028.

5)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

6)
The maximum amount drawn under our revolving credit facility during the three months ended March 31, 2014 was $4.0 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.07%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of March 31, 2014, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of March 31, 2014:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2014	$10,427		$39,687	$22	$50,136
2015	373		207,188	27	207,588
2016	134,811		63,665	30	198,506
2017	200,456	(1)	220,438	34	420,928
2018	275,505		13,326	37	288,868
Thereafter	1,048,538		99,727	71,515	1,219,780
	$1,670,110		$644,031	$71,665	$2,385,806	(2)
_____________________

1)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of March 31, 2014, there was no balance outstanding under this credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans, senior notes and debentures as of March 31, 2014.

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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income/loss which is included in accumulated other comprehensive loss on our consolidated balance sheet and our consolidated statement of of shareholders' equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.

As of March 31, 2014, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.02%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of March 31, 2014, and we do not anticipate it will have a significant effect in the future.
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

The reconciliation of net income to FFO available for common shareholders is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net income	$40,545	$35,842
Net income attributable to noncontrolling interests	(1,792)	(1,254)
Depreciation and amortization of real estate assets	39,549	36,562
Amortization of initial direct costs of leases	2,831	2,768
Depreciation of joint venture real estate assets	409	376
Funds from operations	81,542	74,294
Dividends on preferred shares	(135)	(135)
Income attributable to operating partnership units	716	227
Income attributable to unvested shares	(369)	(336)
Funds from operations available for common shareholders	$81,754	$74,050
Weighted average number of common shares, diluted (1)	67,691	65,158
Funds from operations available for common shareholders, per diluted share	$1.21	$1.14
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of March 31, 2014, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 3.02%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At March 31, 2014, we had $2.3 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements;

we also had $71.7 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2014 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $102.1 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at March 31, 2014 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $109.4 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At March 31, 2014, we had $9.4 million of variable rate debt outstanding which consisted of municipal bonds. Our revolving credit facility had no outstanding balance as of March 31, 2014. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.1 million, and our net income and cash flows for the year would decrease by approximately $0.1 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by less than $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
None.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2013 filed with the SEC on February 11, 2014. These factors include, but are not limited to, the following:

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

FEDERAL REALTY INVESTMENT TRUST

May 8, 2014	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

May 8, 2014	/s/ James M. Taylor, Jr.
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

10.4	2001 Long-Term Incentive Plan (previously filed as Exhibit 99.1 to the Trust’s S-8 Registration Number 333-60364 filed on May 7, 2001 and incorporated herein by reference)

10.5
Health Coverage Continuation Agreement between Federal Realty Investment Trust and Donald C. Wood dated February 16, 2005 (previously filed as Exhibit 10.26 to the 2004 Form 10-K and incorporated herein by reference)

10.6	Severance Agreement between the Trust and Dawn M. Becker dated April 19, 2000 (previously filed as Exhibit 10.26 to the Trust’s 2005 2Q Form 10-Q and incorporated herein by reference)

10.7	Amendment to Severance Agreement between the Trust and Dawn M. Becker dated February 16, 2005 (previously filed as Exhibit 10.27 to the 2004 Form 10-K and incorporated herein by reference)

10.8
Form of Restricted Share Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.28 to the 2004 Form 10-K and incorporated herein by reference)

10.9
Form of Restricted Share Award Agreement for awards made under the Trust's Annual Incentive Bonus Program for shares issued out of the 2001 Long-Term Incentive Plan (previously files as Exhibit 10.29 to the 2004 Form 10-K and incorporated herein by reference)

10.10
Form of Option Award Agreement for awards made under the Trust’s 2003 Long-Term Incentive Award Program for shares issued out of the 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.32 to the 2005 Form 10-K and incorporated herein by reference)

EXHIBIT INDEX

Exhibit No.	Description
10.11
Amended and Restated 2001 Long-Term Incentive Plan (previously filed as Exhibit 10.34 to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 1-07533) and incorporated herein by reference)

10.12
Amendment to Severance Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.26 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-07533) (“the 2008 Form 10-K”) and incorporated herein by reference)

10.13
Second Amendment to Executive Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.27 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.14
Amendment to Health Coverage Continuation Agreement between the Trust and Donald C. Wood dated January 1, 2009 (previously filed as Exhibit 10.28 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.15
Second Amendment to Severance Agreement between the Trust and Dawn M. Becker dated January 1, 2009 (previously filed as Exhibit 10.30 to the Trust’s 2008 Form 10-K and incorporated herein by reference)

10.16
2010 Performance Incentive Plan (previously filed as Appendix A to the Trust’s Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (File No. 01-07533) and incorporated herein by reference)

10.17
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

10.19
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

10.21
Form of Option Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.39 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.22	Form of Option Award Agreement for basic options awarded out of the 2010 Plan (previously filed as Exhibit 10.40 to the Trust’s 2010 Form 10-K (File No. 1-07533) and incorporated herein by reference)

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

10.25
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

10.26
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

EXHIBIT INDEX

Exhibit No.	Description
10.27
Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-07533) (the "2012 Form 10-K") and incorporated herein by reference)

10.28
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.29
Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.3
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.31
First Amendment to Credit Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2013 and incorporated herein by reference)

10.32
First Amendment to Term Loan Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.40 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-07533) and incorporated herein by reference))

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.