Form 10-Q
period 2014-09-30
FEDERAL REALTY INVESTMENT TRUST
filed 2014-10-30
CIK 34903

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of Registrant’s common shares outstanding on October 27, 2014 was 68,132,622.

FEDERAL REALTY INVESTMENT TRUST
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The following balance sheet as of December 31, 2013, which has been derived from audited financial statements, and unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation for the periods presented have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year.

Federal Realty Investment Trust
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(In thousands, except share data)
	(Unaudited)
ASSETS
Real estate, at cost
Operating (including $281,960 and $265,138 of consolidated variable interest entities, respectively)	$5,052,378	$4,618,258
Construction-in-progress	484,414	531,205
	5,536,792	5,149,463
Less accumulated depreciation and amortization (including $24,714 and $19,086 of consolidated variable interest entities, respectively)	(1,431,466)	(1,350,471)
Net real estate	4,105,326	3,798,992
Cash and cash equivalents	23,917	88,927
Accounts and notes receivable, net	104,746	84,838
Mortgage notes receivable, net	51,191	55,155
Investment in real estate partnership	32,717	32,264
Prepaid expenses and other assets	148,427	145,062
Debt issuance costs, net of accumulated amortization of $11,653 and $9,535, respectively	13,074	14,056
TOTAL ASSETS	$4,479,398	$4,219,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgages payable (including $188,189 and $202,782 of consolidated variable interest entities, respectively)	$630,261	$588,456
Capital lease obligations	71,653	71,671
Notes payable	301,556	300,822
Senior notes and debentures	1,361,466	1,360,913
Accounts payable and accrued expenses	160,205	156,270
Dividends payable	60,205	52,385
Security deposits payable	13,729	12,772
Other liabilities and deferred credits	107,859	100,283
Total liabilities	2,706,934	2,643,572
Commitments and contingencies (Note 7)
Redeemable noncontrolling interests	110,865	104,425
Shareholders’ equity
Preferred shares, authorized 15,000,000 shares, $.01 par: 5.417% Series 1 Cumulative Convertible Preferred Shares, (stated at liquidation preference $25 per share), 399,896 shares issued and outstanding	9,997	9,997
Common shares of beneficial interest, $.01 par, 100,000,000 shares authorized, 68,128,519 and 66,701,422 shares issued and outstanding, respectively	682	667
Additional paid-in capital	2,223,737	2,062,708
Accumulated dividends in excess of net income	(659,334)	(623,795)
Accumulated other comprehensive loss	(1,760)	(1,417)
Total shareholders’ equity of the Trust	1,573,322	1,448,160
Noncontrolling interests	88,277	23,137
Total shareholders’ equity	1,661,599	1,471,297
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,479,398	$4,219,294

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
REVENUE
Rental income	$166,112	$154,308	$494,688	$460,136
Other property income	3,622	3,480	11,347	9,661
Mortgage interest income	1,204	1,242	3,678	3,770
Total revenue	170,938	159,030	509,713	473,567
EXPENSES
Rental expenses	31,908	29,045	100,443	86,755
Real estate taxes	20,374	18,400	58,238	53,604
General and administrative	8,374	7,543	24,202	22,902
Depreciation and amortization	42,660	39,341	127,403	119,615
Total operating expenses	103,316	94,329	310,286	282,876
OPERATING INCOME	67,622	64,701	199,427	190,691
Other interest income	2	70	45	165
Interest expense	(23,422)	(25,762)	(69,772)	(80,314)
Early extinguishment of debt	—	—	—	(3,399)
Income from real estate partnership	446	381	909	1,065
INCOME FROM CONTINUING OPERATIONS	44,648	39,390	130,609	108,208
DISCONTINUED OPERATIONS
Discontinued operations - income	—	115	—	942
Discontinued operations - gain on sale of real estate	—	23,861	—	23,861
Results from discontinued operations	—	23,976	—	24,803
INCOME BEFORE GAIN ON SALE OF REAL ESTATE	44,648	63,366	130,609	133,011
Gain on sale of real estate	—	—	—	4,994
Gain on sale of real estate in real estate partnership	4,401	—	4,401	—
NET INCOME	49,049	63,366	135,010	138,005
Net income attributable to noncontrolling interests	(1,974)	(1,268)	(5,637)	(3,780)
NET INCOME ATTRIBUTABLE TO THE TRUST	47,075	62,098	129,373	134,225
Dividends on preferred shares	(136)	(136)	(406)	(406)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS	$46,939	$61,962	$128,967	$133,819
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.62	$0.57	$1.84	$1.58
Discontinued operations	—	0.37	—	0.38
Gain on sale of real estate	0.07	—	0.07	0.08
	$0.69	$0.94	$1.91	$2.04
Weighted average number of common shares, basic	67,559	65,504	67,095	65,118
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.62	$0.57	$1.84	$1.58
Discontinued operations	—	0.37	—	0.38
Gain on sale of real estate	0.07	—	0.07	0.08
	$0.69	$0.94	$1.91	$2.04
Weighted average number of common shares, diluted	67,732	65,647	67,261	65,271

COMPREHENSIVE INCOME	$51,349	$62,195	$134,667	$146,854

COMPREHENSIVE INCOME ATTRIBUTABLE TO THE TRUST	$49,375	$60,927	$129,030	$143,074

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2014
(Unaudited)

	Shareholders’ Equity of the Trust
	Preferred Shares		Common Shares		Additional Paid-in Capital	Accumulated Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share data)
BALANCE AT DECEMBER 31, 2013	399,896	$9,997	66,701,422	$667	$2,062,708	$(623,795)	$(1,417)	$23,137	$1,471,297
Net income, excluding $2,475 attributable to redeemable noncontrolling interests	—	—	—	—	—	129,373	—	3,162	132,535
Other comprehensive loss - change in value of interest rate swaps	—	—	—	—	—	—	(343)	—	(343)
Dividends declared to common shareholders	—	—	—	—	—	(164,506)	—	—	(164,506)
Dividends declared to preferred shareholders	—	—	—	—	—	(406)	—	—	(406)
Distributions declared to noncontrolling interests	—	—	—	—	—	—	—	(3,358)	(3,358)
Common shares issued	—	—	1,299,470	13	152,036	—	—	—	152,049
Exercise of stock options	—	—	25,629	1	1,961	—	—	—	1,962
Shares issued under dividend reinvestment plan	—	—	14,019	—	1,594	—	—	—	1,594
Share-based compensation expense, net of shares withheld for employee taxes	—	—	87,979	1	6,399	—	—	—	6,400
Redemption of OP units	—	—	—	—	(39)	—	—	(14)	(53)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	65,350	65,350
Adjustment to redeemable noncontrolling interests	—	—	—	—	(922)	—	—	—	(922)
BALANCE AT SEPTEMBER 30, 2014	399,896	$9,997	68,128,519	$682	$2,223,737	$(659,334)	$(1,760)	$88,277	$1,661,599

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
OPERATING ACTIVITIES
Net income	$135,010	$138,005
Adjustment to reconcile net income to net cash provided by operating activities
Depreciation and amortization, including discontinued operations	127,403	119,885
Gain on sale of real estate	—	(28,855)
Gain on sale of real estate in real estate partnership	(4,401)	—
Income from real estate partnership	(909)	(1,065)
Other, net	2,146	2,578
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(16,114)	(10,182)
Increase in prepaid expenses and other assets	(7,537)	(949)
Increase in accounts payable and accrued expenses	4,884	4,906
Increase in security deposits and other liabilities	1,364	2,405
Net cash provided by operating activities	241,846	226,728
INVESTING ACTIVITIES
Acquisition of real estate	(4,352)	(47,202)
Capital expenditures - development and redevelopment	(236,780)	(156,651)
Capital expenditures - other	(33,381)	(32,200)
Proceeds from sale of real estate	—	42,866
Proceeds from sale of real estate in real estate partnership	10,406	—
Investment in real estate partnership	(6,731)	—
Distribution from real estate partnership in excess of earnings	221	93
Leasing costs	(14,882)	(9,088)
Repayment of mortgage and other notes receivable, net	4,575	695
Net cash used in investing activities	(280,924)	(201,487)
FINANCING ACTIVITIES
Net borrowings under revolving credit facility, net of costs	11,000	(1,929)
Issuance of senior notes, net of costs	—	269,347
Redemption and retirement of senior notes	—	(135,000)
Repayment of mortgages, capital leases and notes payable	(29,304)	(37,375)
Issuance of common shares	154,250	118,087
Dividends paid to common and preferred shareholders	(156,312)	(141,849)
Distributions to and redemptions of noncontrolling interests	(5,566)	(5,679)
Net cash (used in) provided by financing activities	(25,932)	65,602
(Decrease) increase in cash and cash equivalents	(65,010)	90,843
Cash and cash equivalents at beginning of year	88,927	36,988
Cash and cash equivalents at end of period	$23,917	$127,831

The accompanying notes are an integral part of these consolidated statements.

Federal Realty Investment Trust
Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

NOTE 1—BUSINESS AND ORGANIZATION
Federal Realty Investment Trust (the “Trust”) is an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of retail and mixed-use properties. Our properties are located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Mid-Atlantic and Northeast regions of the United States, and California. As of September 30, 2014, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 89 predominantly retail real estate projects.
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

In August 2014, the FASB issued ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and if such doubt exists, requires specific disclosures.  ASU 2014-15 is effective for us in the first quarter of 2017 and is not expected to have a significant impact on our financial statements.

Consolidated Statements of Cash Flows—Supplemental Disclosures
The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
SUPPLEMENTAL DISCLOSURES:
Total interest costs incurred	$85,740	$91,208
Interest capitalized	(15,968)	(10,894)
Interest expense	$69,772	$80,314
Cash paid for interest, net of amounts capitalized	$69,112	$85,240
Cash paid for income taxes	$328	$408
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Mortgage loans assumed with acquisition	$68,282	$—
DownREIT operating partnership units issued with acquisition	$65,348	$—
Mortgage loan refinanced	$11,500	$—
Repayment of note payable with public funding/related construction-in-progress offset	$10,000	$—
Shares issued under dividend reinvestment plan	$1,355	$1,325
See Note 3 for additional disclosures relating to The Grove at Shrewsbury and Brook 35 acquisition.

NOTE 3—REAL ESTATE
Effective January 1, 2014, we acquired a controlling interest in The Grove at Shrewsbury, a 187,000 square foot shopping center in Shrewsbury, New Jersey, and Brook 35, a 99,000 square foot shopping center in Sea Girt, New Jersey for a gross value of $161 million. Our effective economic interest approximates 84% and was funded by the assumption of our share of $68 million of mortgage debt, 632,000 downREIT operating partnership units, and $13 million of cash (which was in an escrow account at December 31, 2013). Approximately $1.7 million and $2.3 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases," respectively. Additionally, $71.1 million was allocated to redeemable and nonredeemable noncontrolling interests. We incurred $2.0 million of acquisition costs, of which $0.9 million were incurred in 2014 and included in "general and administrative expense" for the nine months ended September 30, 2014.
We have entered into an agreement to acquire the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury in 2015. As this noncontrolling interest is mandatorily redeemable, it has been classified as a liability of approximately $9 million and is included in "other liabilities and deferred credits" on the September 30, 2014 consolidated balance sheet. An additional noncontrolling interest holder has the right to require us to acquire its interests in The Grove at Shrewsbury and Brook 35 at the then current fair market value beginning on January 1, 2017.

NOTE 4—REAL ESTATE PARTNERSHIP
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2014, the Partnership owned six retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, dispositions, management, leasing, and financing. Intercompany profit generated from fees is eliminated in consolidation. We also have the opportunity to receive performance-based earnings through our Partnership interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. The Partnership is subject to a buy-sell provision which is customary for real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest.
The following tables provide summarized operating results and the financial position of the Partnership:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
OPERATING RESULTS
Revenue	$4,434	$4,642	$13,921	$14,215
Expenses
Other operating expenses	1,158	1,321	4,658	4,456
Depreciation and amortization	1,304	1,369	4,381	4,099
Interest expense	617	840	2,237	2,523
Total expenses	3,079	3,530	11,276	11,078
Net income before gain on sale of real estate	1,355	1,112	2,645	3,137
Gain on sale of real estate	14,507	—	14,507	—
Net income	$15,862	$1,112	$17,152	$3,137
Our share of net income before gain on sale of real estate in real estate partnership	$446	$381	$909	$1,065
Our share of gain on sale of real estate	$4,401	$—	$4,401	$—

	September 30,	December 31,
	2014	2013
	(In thousands)
BALANCE SHEETS
Real estate, net	$149,955	$170,867
Cash	2,515	2,210
Other assets	6,020	5,668
Total assets	$158,490	$178,745
Mortgages payable	$34,385	$56,922
Other liabilities	3,169	4,100
Partners’ capital	120,936	117,723
Total liabilities and partners’ capital	$158,490	$178,745
Our share of unconsolidated debt	$10,316	$17,077
Our investment in real estate partnership	$32,717	$32,264

On June 5, 2014, the Partnership repaid an $11.9 million mortgage loan secured by one of its properties at par prior to the original maturity date of July 5, 2014. The partners made additional capital contributions totaling $11.9 million to repay the mortgage loan, of which our contribution was $3.6 million.
On July 24, 2014, the Partnership sold the fee interest in Pleasant Shops in Weymouth, Massachusetts for a sales price of $34.3 million, resulting in a gain on sale of $14.5 million. Our share of the gain was $4.4 million. The partners received distributions totaling $32.8 million as a result of the sale, of which our distribution was $10.4 million.

On September 2, 2014, the Partnership repaid a $10.5 million mortgage loan secured by one of its properties at par prior to the original maturity date of December 1, 2014. The partners made additional capital contributions totaling $10.5 million to repay the mortgage loan, of which our contribution was $3.2 million.

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
On August 28, 2014, we amended our term loan agreement and lowered the spread over LIBOR by 40 basis points from 130 basis points to 90 basis points based on our current credit rating. The amendment also provides us the option to extend the maturity date by one year.
During the three and nine months ended September 30, 2014, the maximum amount of borrowings outstanding under our $600.0 million revolving credit facility was $58.5 million, the weighted average borrowings outstanding was $24.1 million and $9.5 million, respectively, and the weighted average interest rate, before amortization of debt fees, was 1.07%. At September 30, 2014, the outstanding balance was $11 million. Our revolving credit facility, term loan and certain notes require us to comply with various financial covenants, including the maintenance of minimum shareholders’ equity and debt coverage ratios and a maximum ratio of debt to net worth. As of September 30, 2014, we were in compliance with all debt covenants.

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

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgages and notes payable	$931,817	$949,166	$889,278	$912,251
Senior notes and debentures	$1,361,466	$1,432,160	$1,360,913	$1,397,731

As of September 30, 2014, we have two interest rate swap agreements with a notional amount of $275.0 million that are measured at fair value on a recurring basis. The interest rate swap agreements fix the variable portion of our $275.0 million term loan at 1.72% through November 1, 2018. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into interest expense as interest is incurred on the related variable rate debt. Within the next 12 months, we expect to reclassify an estimated $4.0 million as an increase to interest expense. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty. When ineffectiveness exists, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected. Hedge ineffectiveness has not impacted earnings as of September 30, 2014, and we do not anticipate it will have a significant effect in the future.
The fair values of the interest rate swap agreements are based on the estimated amounts we would receive or pay to terminate the contracts at the reporting date and are determined using interest rate pricing models and interest rate related observable inputs. The fair value of our swaps at September 30, 2014 was a liability of $1.8 million and is included in "accounts payable and accrued expenses" on our consolidated balance sheet. For the three and nine months ended September 30, 2014, the change in valuation on our interest rate swaps resulted in a $2.3 million decrease in our derivative liability and a $0.3 million increase in our derivative liability, respectively, (including $1.1 million and $3.2 million, respectively, reclassified from other comprehensive loss to interest expense). The change in valuation on our interest rate swaps is included in "accumulated other comprehensive loss."
A summary of our financial liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy is as follows:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Interest rate swaps	$—	$1,760	$—	$1,760	$—	$1,417	$—	$1,417

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
Under the terms of certain partnership agreements, the partners have the right to exchange their operating partnership units for cash or the same number of our common shares, at our option. A total of 917,255 downREIT operating partnership units are outstanding which have a total fair value of $108.7 million, based on our closing stock price on September 30, 2014.

NOTE 8—SHAREHOLDERS’ EQUITY
The following table provides a summary of dividends declared and paid per share:

	Nine Months Ended September 30,
	2014		2013
	Declared	Paid	Declared	Paid
Common shares	$2.430	$2.340	$2.240	$2.190
5.417% Series 1 Cumulative Convertible Preferred shares	$1.016	$1.016	$1.016	$1.016

On February 12, 2014 we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2014, we issued 402,893 common shares at a weighted average price per share of $124.71 for net cash proceeds of $49.7 million and paid $0.5 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2014, we issued 1,299,383 common shares at a weighted average price per share of $118.31 for net cash proceeds of $152.0 million and paid $1.5 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of September 30, 2014, we had the capacity to issue up to $146.3 million in common shares under our ATM equity program.

NOTE 9—COMPONENTS OF RENTAL INCOME
The principal components of rental income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Minimum rents
Retail and commercial	$118,412	$111,928	$351,317	$334,628
Residential	9,640	7,196	25,994	21,525
Cost reimbursement	32,842	30,364	102,459	89,850
Percentage rent	2,363	1,912	6,531	6,036
Other	2,855	2,908	8,387	8,097
Total rental income	$166,112	$154,308	$494,688	$460,136

Minimum rents include the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Straight-line rents	$1.3	$1.1	$3.5	$3.7
Amortization of above market leases	$(0.8)	$(0.5)	$(2.6)	$(2.0)
Amortization of below market leases	$1.4	$1.3	$4.4	$4.3

NOTE 10—DISCONTINUED OPERATIONS
During 2013 and prior to our adoption of ASU 2014-08 as further discussed in Note 2, certain disposal transactions were considered discontinued operations. A summary of the financial information for these discontinued operations is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
	(In millions)
Revenue from discontinued operations	$0.4	$1.5
Income from discontinued operations	$0.1	$0.9

NOTE 11—SHARE-BASED COMPENSATION PLANS
A summary of share-based compensation expense included in net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Share-based compensation incurred
Grants of common shares	$3,107	$2,671	$9,699	$8,284
Grants of options	—	69	36	223
	3,107	2,740	9,735	8,507
Capitalized share-based compensation	(360)	(405)	(945)	(793)
Share-based compensation expense	$2,747	$2,335	$8,790	$7,714

NOTE 12—EARNINGS PER SHARE
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common stock and participating securities is calculated according to dividends declared and participation rights in undistributed earnings. For the three and nine months ended September 30, 2014 and 2013, we had 0.3 million weighted average unvested shares outstanding, which are considered participating securities. Therefore, we have allocated our earnings for basic and diluted EPS between common shares and unvested shares; the portion of earnings allocated to the unvested shares is reflected as “earnings allocated to unvested shares” in the reconciliation below.
In the dilutive EPS calculation, dilutive stock options were calculated using the treasury stock method consistent with prior periods. There were no anti-dilutive stock options for the three and nine months ended September 30, 2014 and 2013. The conversions of downREIT operating partnership units and 5.417% Series 1 Cumulative Convertible Preferred Shares are anti-dilutive for all periods presented and accordingly, have been excluded from the weighted average common shares used to compute diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
NUMERATOR
Income from continuing operations	$44,648	$39,390	$130,609	$108,208
Less: Preferred share dividends	(136)	(136)	(406)	(406)
Less: Income from continuing operations attributable to noncontrolling interests	(1,974)	(1,268)	(5,637)	(3,780)
Less: Earnings allocated to unvested shares	(264)	(278)	(739)	(659)
Income from continuing operations available for common shareholders	42,274	37,708	123,827	103,363
Results from discontinued operations attributable to the Trust	—	23,976	—	24,803
Gain on sale of real estate	4,401	—	4,401	4,994
Net income available for common shareholders, basic and diluted	$46,675	$61,684	$128,228	$133,160
DENOMINATOR
Weighted average common shares outstanding—basic	67,559	65,504	67,095	65,118
Effect of dilutive securities:
Stock options	173	143	166	153
Weighted average common shares outstanding—diluted	67,732	65,647	67,261	65,271
EARNINGS PER COMMON SHARE, BASIC
Continuing operations	$0.62	$0.57	$1.84	$1.58
Discontinued operations	—	0.37	—	0.38
Gain on sale of real estate	0.07	—	0.07	0.08
	$0.69	$0.94	$1.91	$2.04
EARNINGS PER COMMON SHARE, DILUTED
Continuing operations	$0.62	$0.57	$1.84	$1.58
Discontinued operations	—	0.37	—	0.38
Gain on sale of real estate	0.07	—	0.07	0.08
	$0.69	$0.94	$1.91	$2.04
Income from continuing operations attributable to the Trust	$42,674	$38,122	$124,972	$104,428

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
Overview
We are an equity real estate investment trust (“REIT”) specializing in the ownership, management, and redevelopment of high quality retail and mixed-use properties located primarily in densely populated and affluent communities in strategically selected metropolitan markets in the Northeast and Mid-Atlantic regions of the United States, and California. As of September 30, 2014, we owned or had a majority interest in community and neighborhood shopping centers and mixed-use properties which are operated as 89 predominantly retail real estate projects comprising approximately 20.1 million square feet (excludes unconsolidated joint venture properties). In total, the real estate projects were 95.6% leased and 94.7% occupied at September 30, 2014. A joint venture in which we own a 30% interest owned six retail real estate projects totaling approximately 0.8 million square feet as of September 30, 2014. In total, the joint venture properties in which we own a 30% interest were 83.2% leased and occupied at September 30, 2014.
2014 Significant Property Acquisition and 2014 Property Disposition
Effective January 1, 2014, we acquired a controlling interest in The Grove at Shrewsbury, a 187,000 square foot shopping center in Shrewsbury, New Jersey, and Brook 35, a 99,000 square foot shopping center in Sea Girt, New Jersey for a gross value of $161 million. Our effective economic interest approximates 84% and was funded by the assumption of our share of $68 million of mortgage debt, 632,000 downREIT operating partnership units, and $13 million of cash (which was in an escrow account at December 31, 2013). Approximately $1.7 million and $2.3 million of net assets acquired were allocated to other assets for "above market leases" and other liabilities for "below market leases," respectively. Additionally, $71.1 million was allocated to redeemable and nonredeemable noncontrolling interests. We incurred $2.0 million of acquisition costs, of which $0.9 million were incurred in 2014 and included in "general and administrative expense" for the nine months ended September 30, 2014.
We have entered into an agreement to acquire the interest of one of the noncontrolling interest holders in The Grove at Shrewsbury in 2015. As this noncontrolling interest is mandatorily redeemable it has been classified as a liability of approximately $9 million and is included in "other liabilities and deferred credits" on the September 30, 2014 consolidated balance sheet. An additional noncontrolling interest holder has the right to require us to acquire its interests in The Grove at Shrewsbury and Brook 35 at the then current fair market value beginning on January 1, 2017.
On July 24, 2014, the joint venture arrangement with affiliates of a discretionary fund created and advised by ING Clarion Partners sold the fee interest in Pleasant Shops in Weymouth, Massachusetts for a sales price of $34.3 million, resulting in a gain on sale of $14.5 million. Our share of the gain was $4.4 million. The joint venture partners received distributions totaling $32.8 million as a result of the sale, of which our distribution was $10.4 million.
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
On August 28, 2014, we amended our term loan agreement and lowered the spread over LIBOR by 40 basis points from 130 basis points to 90 basis points based on our current credit rating. The amendment also provides us the option to extend the maturity date by one year.
On February 12, 2014 we replaced our existing at the market (“ATM”) equity program with a new ATM equity program in which we may from time to time offer and sell common shares having an aggregate offering price of up to $300.0 million. We intend to use the net proceeds to fund potential acquisition opportunities, fund our development and redevelopment pipeline, repay amounts outstanding under our revolving credit facility and/or for general corporate purposes. For the three months ended September 30, 2014, we issued 402,893 common shares at a weighted average price per share of $124.71 for net cash proceeds of $49.7 million and paid $0.5 million in commissions and less than $0.1 million in additional offering expenses related to the sales of these common shares. For the nine months ended September 30, 2014, we issued 1,299,383 common shares at a weighted average price per share of $118.31 for net cash proceeds of $152.0 million and paid $1.5 million in commissions and $0.2 million in additional offering expenses related to the sales of these common shares. As of September 30, 2014, we had the capacity to issue up to $146.3 million in common shares under our ATM equity program.
Capitalized Costs
Certain external and internal costs directly related to the development, redevelopment and leasing of real estate, including pre-construction costs, real estate taxes, insurance, construction costs and salaries and related costs of personnel directly involved, are capitalized. We capitalized external and internal costs related to both development and redevelopment activities of $218 million and $5 million, respectively, for the nine months ended September 30, 2014 and $196 million and $4 million, respectively, for the nine months ended September 30, 2013. We capitalized external and internal costs related to other property improvements of $30 million and $1 million, respectively, for the nine months ended September 30, 2014 and $31 million and $1 million, respectively, for the nine months ended September 30, 2013. We capitalized external and internal costs related to leasing activities of $10 million and $5 million, respectively, for the nine months ended September 30, 2014 and $6 million and $5 million, respectively, for the nine months ended September 30, 2013. The amount of capitalized internal costs for salaries and related benefits for development and redevelopment activities, other property improvements, and leasing activities were $5 million, $1 million, and $5 million, respectively, for the nine months ended September 30, 2014 and $4 million, $1 million, and $4 million, respectively for the nine months ended September 30, 2013. Total capitalized costs were $269 million and $243 million for the nine months ended September 30, 2014 and 2013, respectively.
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
In August 2014, the FASB issued ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and if such doubt exists, requires specific disclosures.  ASU 2014-15 is effective for us in the first quarter of 2017 and is not expected to have a significant impact on our financial statements.
Outlook
We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	growth in our same-center portfolio,

•	growth in our portfolio from property development and redevelopments, and

•	expansion of our portfolio through property acquisitions.
Our same-center growth is primarily driven by increases in rental rates on new leases and lease renewals and changes in portfolio occupancy. Over the long-term, the infill nature and strong demographics of our properties provide a strategic advantage allowing us to maintain relatively high occupancy and increase rental rates. We have generally continued to see an encouraging operating environment for many of our tenants as well as strong levels of interest from prospective tenants for our retail spaces. While there can be no assurance that these conditions will continue, we remain optimistic regarding the improved trends we have seen over the past few years. We believe the locations of our centers and diverse tenant base partially mitigates any negative change in the economic environment; however, any significant reduction in our tenants' abilities to pay base rent, percentage rent or other charges will adversely affect our financial condition and results of operations. We seek to maintain a mix of strong national, regional, and local retailers. At September 30, 2014, no single tenant accounted for more than 3.2% of annualized base rent.
Our properties are located in densely populated and/or affluent areas with high barriers to entry which allow us to take advantage of redevelopment opportunities that enhance our operating performance through renovation, expansion, reconfiguration, and/or retenanting. We evaluate our properties on an ongoing basis to identify these types of opportunities. In 2014, we expect to have redevelopment projects stabilizing with projected costs of approximately $89 million, including our 212 unit residential building at Santana Row discussed below. In 2015, we expect to have redevelopment projects stabilizing with projected costs of approximately $153 million.
We continue our ongoing redevelopment efforts at Santana Row. Our most recent 212 unit residential building was completed during second quarter. The building was 98.1% leased as of September 30, 2014, and has a total cost of approximately $77 million. We are also proceeding with our next phase of redevelopment which is a six story building including approximately 225,500 square feet of office space, 1,500 square feet of retail space, and 670 parking spaces. After current phases, we have approximately 9 acres remaining for further redevelopment and entitlements in place for an additional 348 residential units and 69,000 square feet of commercial space. We are currently in the process of seeking additional entitlements and have under control an additional 12 acres of land adjacent to Santana Row.
We continue to invest in the development at Assembly Row which is a long-term development project we expect to be involved in over the coming years. The carrying value of the development portion of this project at September 30, 2014 is approximately $315 million. The project currently has zoning entitlements to build 3.4 million square feet of commercial-use buildings, 1,843 residential units, and a 170 room hotel. We have agreements with AvalonBay Communities ("AvalonBay") for a portion of the first phase of development at Assembly Row which includes 450 residential units (by AvalonBay) and approximately 326,000 square feet of retail space and 98,000 square feet of office space (both by the Trust).  The Massachusetts Bay Transit Authority (MBTA) constructed the new orange line T-Stop at the property, which opened in September 2014. Construction on the first phase and infrastructure is ongoing. Approximately 257,000 square feet of retail space in Phase I opened during second and third quarter 2014, with the remainder of the retail and office space opening in the fourth quarter of 2014 and in 2015. Phase I is expected to stabilize in 2015. Total expected costs for Phase I of Assembly Row range from $190 million to $200 million (net of reimbursements) of which $180 million has been incurred to date. In total, including costs incurred in the first nine months of 2014, we expect to invest between $65 million and $85 million in Assembly Row in 2014, net of expected public funding.

Additionally, we entered into an agreement with Partners HealthCare to bring more than 700,000 square feet of office space and an additional 100,000 square feet of retail space to Assembly Row. Partners HealthCare commenced construction on this new building in September 2014 and plans to relocate over 4,500 employees to Assembly Row starting in 2016.
Our Pike & Rose project in Rockville, MD, a long-term multi-phased mixed-use project, currently has zoning entitlements to build 1.6 million square feet of commercial-use buildings and 1,605 residential units. Phase I of Pike & Rose involved demolition of roughly 25% of the existing gross leasable area at Mid-Pike Plaza (which was completed during the second quarter of 2012). The remainder of Mid-Pike Plaza was fully demolished in the third quarter of 2014. Construction on the 493 residential units, 151,000 square feet of retail space and 79,000 square feet of office space in Phase I is ongoing. In late June 2014, our 174 unit residential building opened. We expect a portion of the retail space in Phase I to open in 2014 and the remaining retail, office and 319 unit residential building to open in 2015. We expect Phase I to stabilize in 2015/2016. Total expected costs for Phase I of Pike & Rose range from $245 million to $255 million of which $201 million has been incurred to date. Including costs incurred in the first nine months of 2014, we expect to invest between $100 million and $120 million in 2014 related to Phase I.
Additionally, we are proceeding with development of Phase II of Pike & Rose and expect building construction to commence in the first half of 2015. Phase II will include approximately 185,000 square feet of retail space, a 177-room select-service hotel and 264 residential units. Total expected costs range from $195 million to $200 million and stabilization is expected in 2018/2019. The hotel will be owned and operated by a joint venture in which we will be a partner. Phase II will also include 104 for-sale condominium units with an expected cost of $50 million to $53 million.
The development of future phases of Assembly Row, Pike & Rose and Santana Row will be pursued opportunistically based on, among other things, market conditions, tenant demand, and our evaluation of whether those phases will generate an appropriate financial return.
We continue to review acquisition opportunities in our primary markets that complement our portfolio and provide long-term growth opportunities. Some of our acquisitions do not initially contribute significantly to earnings growth; however, we believe they provide long-term re-leasing growth, redevelopment opportunities, and other strategic opportunities. Any growth from acquisitions is contingent on our ability to find properties that meet our qualitative standards at prices that meet our financial hurdles. Changes in interest rates may affect our success in achieving earnings growth through acquisitions by affecting both the price that must be paid to acquire a property, as well as our ability to economically finance the property acquisition. Generally, our acquisitions are initially financed by available cash and/or borrowings under our revolving credit facility which may be repaid later with funds raised through the issuance of new equity or new long-term debt. We may also finance our acquisitions through the issuance of common shares, preferred shares, or downREIT units as well as through new or assumed mortgages.
At September 30, 2014, the leasable square feet in our properties was 94.7% occupied and 95.6% leased. The leased rate is higher than the occupied rate due to leased spaces that are being redeveloped or improved or that are awaiting permits and, therefore, are not yet ready to be occupied. Our occupancy and leased rates are subject to variability over time due to factors including acquisitions, the timing of the start and stabilization of our redevelopment projects, lease expirations and tenant bankruptcies.
Lease Rollovers
For the third quarter of 2014, we signed leases for a total of 434,000 square feet of retail space including 373,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 13% on a cash basis and 23% on a straight-line basis. New leases for comparable spaces were signed for 177,000 square feet at an average rental increase of 15% on a cash basis and 22% on a straight-line basis. Renewals for comparable spaces were signed for 196,000 square feet at an average rental increase of 12% on a cash basis and 25% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $62.59 per square foot for new leases and $1.50 per square foot for renewals for the three months ended September 30, 2014.
For the nine months ended September 30, 2014, we signed leases for a total of 1,421,000 square feet of retail space including 1,238,000 square feet of comparable space leases (leases for which there was a prior tenant) at an average rental increase of 15% on a cash basis and 28% on a straight-line basis. New leases for comparable spaces were signed for 579,000 square feet at an average rental increase of 21% on a cash basis and 34% on a straight-line basis. Renewals for comparable spaces were signed for 659,000 square feet at an average rental increase of 12% on a cash basis and 24% on a straight-line basis. Tenant improvements and incentives for comparable spaces were $48.38 per square foot for new leases and $1.48 per square foot for renewals for the nine months ended September 30, 2014.

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
Historically, we have executed comparable space leases for 1.2 to 1.5 million square feet of retail space each year. We believe our leasing volume for 2014 will be at the high end or slightly above our historical averages with overall positive increases in rental income. However, changes in rental income associated with individual signed leases on comparable spaces may be positive or negative, and we can provide no assurance that the rents on new leases will continue to increase at the above disclosed levels, if at all.
Same-Center
Throughout this section, we have provided certain information on a “same-center” basis. Information provided on a same-center basis includes the results of properties that we owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared. For the three and nine months ended September 30, 2014, all or a portion of 80 and 78 properties, respectively, were considered same-center and eleven and twelve properties, respectively, were considered redevelopment or expansion. For the nine months ended September 30, 2014, two properties were moved from same-center to redevelopment, one property was moved from redevelopment to same-center, and one property was removed from redevelopment as it was vacant and was demolished in 2014, when compared to the designations as of December 31, 2013. For the three months ended September 30, 2014, one property was moved from acquisitions to same-center. While there is judgment surrounding changes in designations, we typically move redevelopment properties to same-center once they have stabilized, which is typically considered 95% occupancy or when the growth expected from the redevelopment has been included in the comparable periods. We typically remove properties from same center when the redevelopment has or is expected to have a significant impact to property operating income within the calendar year. Acquisitions are moved to same-center once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

			Change
	2014	2013	Dollars	%
	(Dollar amounts in thousands)
Rental income	$166,112	$154,308	$11,804	7.6%
Other property income	3,622	3,480	142	4.1%
Mortgage interest income	1,204	1,242	(38)	(3.1)%
Total property revenue	170,938	159,030	11,908	7.5%
Rental expenses	31,908	29,045	2,863	9.9%
Real estate taxes	20,374	18,400	1,974	10.7%
Total property expenses	52,282	47,445	4,837	10.2%
Property operating income	118,656	111,585	7,071	6.3%
Other interest income	2	70	(68)	(97.1)%
Income from real estate partnership	446	381	65	17.1%
Interest expense	(23,422)	(25,762)	2,340	(9.1)%
General and administrative expense	(8,374)	(7,543)	(831)	11.0%
Depreciation and amortization	(42,660)	(39,341)	(3,319)	8.4%
Total other, net	(74,008)	(72,195)	(1,813)	2.5%
Income from continuing operations	44,648	39,390	5,258	13.3%
Discontinued operations - income	—	115	(115)	(100.0)%
Discontinued operations - gain on sale of real estate	—	23,861	(23,861)	(100.0)%
Gain on sale of real estate in real estate partnership	4,401	—	4,401	100.0%
Net income	49,049	63,366	(14,317)	(22.6)%
Net income attributable to noncontrolling interests	(1,974)	(1,268)	(706)	55.7%
Net income attributable to the Trust	$47,075	$62,098	$(15,023)	(24.2)%

Property Revenues
Total property revenue increased $11.9 million, or 7.5%, to $170.9 million in the three months ended September 30, 2014 compared to $159.0 million in the three months ended September 30, 2013. The percentage occupied at our shopping centers increased to 94.7% at September 30, 2014 compared to 94.6% at September 30, 2013. Changes in the components of property revenue are discussed below.
Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $11.8 million, or 7.6%, to $166.1 million in the three months ended September 30, 2014 compared to $154.3 million in the three months ended September 30, 2013 due primarily to the following:

•	an increase of $4.2 million at same-center properties due primarily to higher rental rates of approximately $2.5 million and a $1.3 million increase in recovery income,

•	an increase of $3.8 million attributable to properties acquired in 2014 and 2013,

•
an increase of $2.3 million at redevelopment properties due primarily to the lease-up of our new 212 unit residential building at Santana Row and the net impact of our other redevelopment properties, and

•	an increase of $1.9 million from Assembly Row and Pike & Rose as portions of both projects opened in 2014.
Other Property Income
Other property income increased $0.1 million, or 4.1%, to $3.6 million in the three months ended September 30, 2014 compared to $3.5 million in the three months ended September 30, 2013. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to a increase in lease termination fees at same-center properties.

Property Expenses
Total property expenses increased $4.8 million, or 10.2%, to $52.3 million in the three months ended September 30, 2014 compared to $47.4 million in the three months ended September 30, 2013. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $2.9 million, or 9.9%, to $31.9 million in the three months ended September 30, 2014 compared to $29.0 million in the three months ended September 30, 2013. This increase is primarily due to the following:

•	an increase of $1.7 million related to Assembly Row and Pike & Rose, as portions of these projects opened during 2014,

•	an increase of $0.6 million related to properties acquired in 2014, and

•	an increase of $0.3 million in bad debt expense at same-center properties.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 18.8% in the three months ended September 30, 2014 from 18.4% in the three months ended September 30, 2013.
Real Estate Taxes
Real estate tax expense increased $2.0 million, or 10.7%, to $20.4 million in the three months ended September 30, 2014 compared to $18.4 million in the three months ended September 30, 2013 due primarily to higher assessments at our same-center and redevelopment properties and real estate taxes on properties acquired in 2014 and 2013.
Property Operating Income
Property operating income increased $7.1 million, or 6.3%, to $118.7 million in the three months ended September 30, 2014 compared to $111.6 million in the three months ended September 30, 2013. This increase is primarily due to growth in earnings at same-center properties, properties acquired in 2014 and 2013, and earnings from our redevelopment properties.
Other
Interest Expense
Interest expense decreased $2.3 million, or 9.1%, to $23.4 million in the three months ended September 30, 2014 compared to $25.8 million in the three months ended September 30, 2013. This decrease is due primarily to the following:

•	a decrease of $2.7 million due to a lower overall weighted average borrowing rate, and

•	an increase of $0.7 million in capitalized interest due primarily to our ongoing development projects at Assembly Row and Pike & Rose, partially offset by

•	an increase of $0.9 million due to higher borrowings.
Gross interest costs were $28.4 million and $30.1 million in the three months ended September 30, 2014 and 2013, respectively. Capitalized interest was $5.0 million and $4.3 million in the three months ended September 30, 2014 and 2013, respectively.

General and Administrative Expense
General and administrative expenses increased $0.8 million, or 11.0%, to $8.4 million for the three months ended September 30, 2014, compared to $7.5 million in the three months ended September 30, 2013.  The increase is due to higher personnel related costs.

Depreciation and Amortization
Depreciation and amortization expense increased $3.3 million, or 8.4%, to $42.7 million in the three months ended September 30, 2014 from $39.3 million in the three months ended September 30, 2013. This increase is due primarily to 2014 acquisitions and redevelopment/development projects placed in service in 2014.

Discontinued Operations - Income
Income from discontinued operations represents the operating income of properties that were disposed prior to January 1, 2014, which were required to be reported separately from results of ongoing operations. The reported operating income of $0.1 million for the three months ended September 30, 2013 primarily represents the operating income for the period during which we owned properties sold in 2013.
Discontinued Operations-Gain on Sale of Real Estate
The $23.9 million gain on sale of real estate from discontinued operations for the three months ended September 30, 2013 is due to the sale of the fee interest in our final building at Fifth Avenue on July 22, 2013 and the sale of the fee interest in our building in Forest Hills on September 10, 2013.
Gain on Sale of Real Estate in Real Estate Partnership
The $4.4 million gain on sale of real estate in real estate partnership for the three months ended September 30, 2014 is due to our portion of the gain resulting from the Partnership's sale of the fee interest in Pleasant Shops in Weymouth, Massachusetts.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

			Change
	2014	2013	Dollars	%
	(Dollar amounts in thousands)
Rental income	$494,688	$460,136	$34,552	7.5%
Other property income	11,347	9,661	1,686	17.5%
Mortgage interest income	3,678	3,770	(92)	(2.4)%
Total property revenue	509,713	473,567	36,146	7.6%
Rental expenses	100,443	86,755	13,688	15.8%
Real estate taxes	58,238	53,604	4,634	8.6%
Total property expenses	158,681	140,359	18,322	13.1%
Property operating income	351,032	333,208	17,824	5.3%
Other interest income	45	165	(120)	(72.7)%
Income from real estate partnership	909	1,065	(156)	(14.6)%
Interest expense	(69,772)	(80,314)	10,542	(13.1)%
Early extinguishment of debt	—	(3,399)	3,399	(100.0)%
General and administrative expense	(24,202)	(22,902)	(1,300)	5.7%
Depreciation and amortization	(127,403)	(119,615)	(7,788)	6.5%
Total other, net	(220,423)	(225,000)	4,577	(2.0)%
Income from continuing operations	130,609	108,208	22,401	20.7%
Discontinued operations - income	—	942	(942)	(100.0)%
Discontinued operations - gain on sale of real estate	—	23,861	(23,861)	(100.0)%
Gain on sale of real estate	—	4,994	(4,994)	(100.0)%
Gain on sale of real estate in real estate partnership	4,401	—	4,401	100.0%
Net income	135,010	138,005	(2,995)	(2.2)%
Net income attributable to noncontrolling interests	(5,637)	(3,780)	(1,857)	49.1%
Net income attributable to the Trust	$129,373	$134,225	$(4,852)	(3.6)%

Property Revenues
Total property revenue increased $36.1 million, or 7.6%, to $509.7 million in the nine months ended September 30, 2014 compared to $473.6 million in the nine months ended September 30, 2013. The percentage occupied at our shopping centers increased to 94.7% at September 30, 2014 compared to 94.6% at September 30, 2013. Changes in the components of property revenue are discussed below.

Rental Income
Rental income consists primarily of minimum rent, cost reimbursements from tenants and percentage rent. Rental income increased $34.6 million, or 7.5%, to $494.7 million in the nine months ended September 30, 2014 compared to $460.1 million in the nine months ended September 30, 2013 due primarily to the following:

•
an increase of $16.4 million at same-center properties due primarily to an $8.9 million increase in recovery income (largely the result of reimbursements for higher snow removal costs) and higher rental rates of approximately $7.3 million,

•	an increase of $12.3 million attributable to properties acquired in 2014 and 2013,

•	an increase of $5.5 million at redevelopment properties due primarily to the lease-up of our new 212 unit residential building at Santana Row and the net impact of other redevelopment properties, and

•	an increase of $2.4 million from Assembly Row and Pike & Rose as portions of both projects opened in 2014, partially offset by

•	a decrease of $1.5 million from Mid-Pike Plaza as the property was demolished in 2014 for the future development of Pike & Rose.
Other Property Income
Other property income increased $1.7 million, or 17.5%, to $11.3 million in the nine months ended September 30, 2014 compared to $9.7 million in the nine months ended September 30, 2013. Included in other property income are items which, although recurring, inherently tend to fluctuate more than rental income from period to period, such as lease termination fees. This increase is primarily due to an increase in lease termination fees at same-center properties.
Property Expenses
Total property expenses increased $18.3 million, or 13.1%, to $158.7 million in the nine months ended September 30, 2014 compared to $140.4 million in the nine months ended September 30, 2013. Changes in the components of property expenses are discussed below.
Rental Expenses
Rental expenses increased $13.7 million, or 15.8%, to $100.4 million in the nine months ended September 30, 2014 compared to $86.8 million in the nine months ended September 30, 2013. This increase is primarily due to the following:

•	an increase of $6.4 million in repairs and maintenance at same-center and redevelopment properties due primarily to higher snow removal costs,

•	an increase of $3.0 million related to Assembly Row and Pike & Rose, as portions of these projects opened in 2014,

•	an increase of $2.3 million related to properties acquired in 2014 and 2013,

•	an increase of $1.0 million in bad debt expense at same-center properties, and

•	an increase of $0.7 million in utilities at our same-center and redevelopment properties primarily due to higher electric costs and usage as a result of the harsh winter.
As a result of the changes in rental income and rental expenses as discussed above, rental expenses as a percentage of rental income plus other property income increased to 19.8% in the nine months ended September 30, 2014 from 18.5% in the nine months ended September 30, 2013.
Real Estate Taxes
Real estate tax expense increased $4.6 million, or 8.6%, to $58.2 million in the nine months ended September 30, 2014 compared to $53.6 million in the nine months ended September 30, 2013 due primarily to higher assessments and lower refunds at our same-center and redevelopment properties and real estate taxes on properties acquired in 2014 and 2013.

Property Operating Income
Property operating income increased $17.8 million, or 5.3%, to $351.0 million in the nine months ended September 30, 2014 compared to $333.2 million in the nine months ended September 30, 2013. This increase is primarily due to growth in earnings at our same-center properties, properties acquired in 2014 and 2013, and earnings from our redevelopment properties, partially offset by a decline in earnings at Mid-Pike Plaza, which was demolished in 2014.
Other
Interest Expense
Interest expense decreased $10.5 million, or 13.1%, to $69.8 million in the nine months ended September 30, 2014 compared to $80.3 million in the nine months ended September 30, 2013. This decrease is due primarily to the following:

•	a decrease of $9.5 million due to a lower overall weighted average borrowing rate, and

•	an increase of $5.1 million in capitalized interest due primarily to our ongoing development projects at Assembly Row and Pike & Rose, partially offset by

•	an increase of $3.9 million due to higher borrowings.
Gross interest costs were $85.7 million and $91.2 million in the nine months ended September 30, 2014 and 2013, respectively. Capitalized interest was $16.0 million and $10.9 million in the nine months ended September 30, 2014 and 2013, respectively.

General and Administrative Expense
General and administrative expenses increased $1.3 million, or 5.7%, to $24.2 million for the nine months ended September 30, 2014, compared to $22.9 million in the nine months ended September 30, 2013.  The increase is due to higher personnel related costs and higher acquisition costs from the 2014 acquisition of The Grove at Shrewsbury and Brook 35.
Early Extinguishment of Debt
The $3.4 million of early extinguishment of debt in the nine months ended September 30, 2013 relates to the make-whole premium paid as part of the early redemption of our 5.40% senior notes and the related write-off of unamortized debt fees.
Depreciation and Amortization
Depreciation and amortization expense increased $7.8 million, or 6.5%, to $127.4 million in the nine months ended September 30, 2014 from $119.6 million in the nine months ended September 30, 2013. This increase is due primarily to 2014 and 2013 acquisitions and redevelopment/development projects placed in service in 2014.
Discontinued Operations - Income
Income from discontinued operations represents the operating income of properties that were disposed prior to January 1, 2014, which were required to be reported separately from results of ongoing operations. The reported operating income of $0.9 million for the nine months ended September 30, 2013 primarily represents the operating income for the period during which we owned properties sold in 2013.
Discontinued Operations - Gain on Sale of Real Estate
The $23.9 million gain on sale of real estate from discontinued operations for the nine months ended September 30, 2013 is due to the sale of the fee interest in our final building at Fifth Avenue on July 22, 2013 and the sale of the fee interest in our building in Forest Hills on September 10, 2013.
Gain on Sale of Real Estate
The $5.0 million gain on sale of real estate for the nine months ended September 30, 2013 is primarily due to the sale of the fee interest in the land under an office building at our Village of Shirlington property in Arlington, Virginia, that was subject to a long term ground lease. The ground lease included an option for the tenant to purchase the fee interest.
Gain on Sale of Real Estate in Real Estate Partnership
The $4.4 million gain on sale of real estate in real estate partnership for the nine months ended September 30, 2014 is due to our portion of the gain resulting from the Partnership's sale of the fee interest in Pleasant Shops in Weymouth, Massachusetts.

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
Cash and cash equivalents were $23.9 million at September 30, 2014. Additionally, we have a $600.0 million unsecured revolving credit facility which matures on April 21, 2017, subject to a one-year extension at our option, and had outstanding borrowings of $11.0 million at September 30, 2014. In addition, we have an option (subject to bank approval) to increase the credit facility through an accordion feature to $1.0 billion. Our $275.0 million unsecured term loan, which matures on November 21, 2018, subject to a one-year extension at our option, also has an option (subject to bank approval) to increase the term loan through an accordion feature to $350.0 million. As of September 30, 2014, we had the capacity to issue up to $146.3 million in common shares under our ATM equity program.
For the nine months ended September 30, 2014, the maximum amount of borrowings outstanding under our revolving credit facility was $58.5 million, the weighted average amount of borrowings outstanding was $9.5 million and the weighted average interest rate, before amortization of debt fees, was 1.07%. For the remainder of 2014, we have no additional debt maturing. We currently believe that cash flows from operations, cash on hand, our ATM equity program, our revolving credit facility and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements (including maturities) and capital expenditures.
Our overall capital requirements for the remainder of 2014 will depend upon acquisition opportunities, the level of improvements and redevelopments on existing properties and the timing and cost of development of Assembly Row, Pike & Rose and future phases of Santana Row. While the amount of future expenditures will depend on numerous factors, we expect to continue to see higher levels of capital investments in our properties under development and redevelopment in 2014 which is the result of the continued construction of Phase I at both Assembly Row and Pike & Rose with openings of portions of both projects in 2014 and 2015, the commencement of construction on Phase II of Pike & Rose, and the current phase of Santana Row. With respect to other capital investments related to our existing properties, we expect to incur levels consistent with prior years. Our capital investments will be funded on a short-term basis with cash flow from operations, cash on hand and/or our revolving credit facility, and on a long-term basis with long-term debt or equity including shares issued under our ATM equity program. If necessary, we may access the debt or equity capital markets to finance significant acquisitions. Given our past ability to access the capital markets, we expect debt or equity to be available to us. Although there is no intent at this time, if market conditions deteriorate, we may also delay the timing of certain development and redevelopment projects as well as limit future acquisitions, reduce our operating expenditures, or re-evaluate our dividend policy.
In addition to conditions in the capital markets which could affect our ability to access those markets, the following factors could affect our ability to meet our liquidity requirements:

•	restrictions in our debt instruments or preferred shares may limit us from incurring debt or issuing equity at all, or on acceptable terms under then-prevailing market conditions; and

•	we may be unable to service additional or replacement debt due to increases in interest rates or a decline in our operating performance.

Summary of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash provided by operating activities	$241,846	$226,728
Cash used in investing activities	(280,924)	(201,487)
Cash (used in) provided by financing activities	(25,932)	65,602
(Decrease) increase in cash and cash equivalents	(65,010)	90,843
Cash and cash equivalents, beginning of year	88,927	36,988
Cash and cash equivalents, end of period	$23,917	$127,831

Net cash provided by operating activities increased $15.1 million to $241.8 million during the nine months ended September 30, 2014 from $226.7 million during the nine months ended September 30, 2013. The increase was primarily attributable to higher net income before certain non-cash items.
Net cash used in investing activities increased $79.4 million to $280.9 million during the nine months ended September 30, 2014 from $201.5 million during the nine months ended September 30, 2013. The increase was primarily attributable to:

•	$87.1 million increase in capital investments and leasing costs in 2014 primarily related to our development projects at Assembly Row and Pike & Rose,

•	$42.9 million in proceeds from the sale of real estate in 2013, and

•	$6.7 million contribution to our real estate partnership to repay the mortgage loans of two of its properties prior to their original maturity dates, partially offset by

•	$42.9 million decrease in acquisitions of real estate due to the April 2013 Darien acquisition,

•	$10.4 million in distributions from our real estate partnership from the sale of Pleasant Shops in July 2014, and

•	$3.6 million received from the payoff of a mortgage loan receivable in July 2014.
Net cash used in financing activities increased $91.5 million to $25.9 million used during the nine months ended September 30, 2014 from $65.6 million provided during the nine months ended September 30, 2013. The increase was primarily attributable to:

•	$269.3 million in net proceeds from the issuance of 2.75% senior notes in May 2013, and

•	$14.5 million increase in dividends paid to shareholders due to an increase in the dividend rate and increased number of shares outstanding, partially offset by

•	$135.0 million redemption of our 5.40% senior notes in June 2013,

•
$36.2 million increase in net proceeds from the issuance of common shares due primarily to the sale of 1.3 million shares under our ATM equity program at a weighted average price of $118.31 in the nine months ended September 30, 2014 compared to 1.1 million shares at a weighted average price of $110.00 in the nine months ended September 30, 2013,

•	$12.9 million increase in net borrowings under our revolving credit facility, and

•
$8.1 million decrease in repayment of mortgages, capital leases, and notes payable due to the payoff of one mortgage for $20.3 million in 2014, compared to two mortgages totaling $28.2 million in 2013.

Off-Balance Sheet Arrangements
We have a joint venture arrangement (the “Partnership”) with affiliates of a discretionary fund created and advised by ING Clarion Partners (“Clarion”). We own 30% of the equity in the Partnership and Clarion owns 70%. We hold a general partnership interest, however, Clarion also holds a general partnership interest and has substantive participating rights. We cannot make significant decisions without Clarion’s approval. Accordingly, we account for our interest in the Partnership using the equity method. As of September 30, 2014, the Partnership owned six retail real estate properties. We are the manager of the Partnership and its properties, earning fees for acquisitions, management, leasing and financing. We also have the opportunity to receive performance-based earnings through our Partnership interest. The Partnership is subject to a buy-sell provision which is customary in real estate joint venture agreements and the industry. Either partner may initiate this provision at any time, which could result in either the sale of our interest or the use of available cash or borrowings to acquire Clarion’s interest. Accounting policies for the Partnership are similar to accounting policies followed by the Trust. At September 30, 2014, our investment in the Partnership was $32.7 million and the Partnership had approximately $34.4 million of mortgages payable outstanding.

Debt Financing Arrangements
The following is a summary of our total debt outstanding as of September 30, 2014:

Description of Debt	Original Debt Issued	Principal Balance as of September 30, 2014	Stated Interest Rate as of September 30, 2014	Maturity Date
	(Dollars in thousands)
Mortgages payable (1)
Secured fixed rate
THE AVENUE at White Marsh	Acquired	$53,064	5.46%	January 1, 2015
Barracks Road	44,300	36,265	7.95%	November 1, 2015
Hauppauge	16,700	13,671	7.95%	November 1, 2015
Lawrence Park	31,400	25,704	7.95%	November 1, 2015
Wildwood	27,600	22,594	7.95%	November 1, 2015
Wynnewood	32,000	26,196	7.95%	November 1, 2015
Brick Plaza	33,000	26,630	7.42%	November 1, 2015
East Bay Bridge	Acquired	61,224	5.13%	March 1, 2016
Plaza El Segundo	Acquired	175,000	6.33%	August 5, 2017
The Grove at Shrewsbury (East)	Acquired	44,751	5.82%	October 1, 2017
The Grove at Shrewsbury (West)	Acquired	11,295	6.38%	March 1, 2018
Rollingwood Apartments	24,050	22,230	5.54%	May 1, 2019
29th Place	Acquired	4,987	5.91%	January 31, 2021
Montrose Crossing	80,000	76,241	4.20%	January 10, 2022
Brook 35	11,500	11,500	4.65%	July 1, 2029
Chelsea	Acquired	7,123	5.36%	January 15, 2031
Subtotal		618,475
Net unamortized premium		11,786
Total mortgages payable		630,261
Notes payable
Unsecured fixed rate
Term loan (2)	275,000	275,000	LIBOR + 0.90%	November 21, 2018
Various	7,239	6,156	11.31%	Various through 2028
Unsecured variable rate
Escondido (municipal bonds) (3)	9,400	9,400	0.07%	October 1, 2016
Revolving credit facility (4)	600,000	11,000	LIBOR + 0.90%	April 21, 2017
Total notes payable		301,556
Senior notes and debentures
Unsecured fixed rate
5.65% notes	125,000	125,000	5.65%	June 1, 2016
6.20% notes	200,000	200,000	6.20%	January 15, 2017
5.90% notes	150,000	150,000	5.90%	April 1, 2020
3.00% notes	250,000	250,000	3.00%	August 1, 2022
2.75% notes	275,000	275,000	2.75%	June 1, 2023
3.95% notes	300,000	300,000	3.95%	January 15, 2024
7.48% debentures	50,000	29,200	7.48%	August 15, 2026
6.82% medium term notes	40,000	40,000	6.82%	August 1, 2027
Subtotal		1,369,200
Net unamortized discount		(7,734)
Total senior notes and debentures		1,361,466
Capital lease obligations
Various		71,653	Various	Various through 2106
Total debt and capital lease obligations		$2,364,936
_____________________

1)	Mortgages payable do not include our 30% share ($10.3 million) of the $34.4 million debt of the partnership with a discretionary fund created and advised by Clarion.

2)
We entered into two interest rate swap agreements that fix the LIBOR portion of the interest rate on the term loan at 1.72%. The spread on the term loan was reduced from 130 basis points to 90 basis points on August 28, 2014, resulting in a fixed rate of 2.62%.

3)
The bonds require monthly interest only payments through maturity. The bonds bear interest at a variable rate determined weekly, which would enable the bonds to be remarketed at 100% of their principal amount. The Escondido Promenade property is not encumbered by a lien.

4)
The maximum amount drawn under our revolving credit facility during the nine months ended September 30, 2014 was $58.5 million, and the weighted average interest rate on borrowings under our revolving credit facility, before amortization of debt fees, was 1.07%.

Our revolving credit facility, term loan and other debt agreements include financial and other covenants that may limit our operating activities in the future. As of September 30, 2014, we were in compliance with all of the financial and other covenants. If we were to breach any of our debt covenants and did not cure the breach within an applicable cure period, our lenders could require us to repay the debt immediately and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Many of our debt arrangements, including our public notes, term loan and our revolving credit facility, are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a default under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations, our ability to meet our obligations and the market value of our shares. Our organizational documents do not limit the level or amount of debt that we may incur.
The following is a summary of our scheduled principal repayments as of September 30, 2014:

	Unsecured		Secured	Capital Lease	Total
	(In thousands)
2014	$73		$2,631	$10	$2,714
2015	373		207,188	27	207,588
2016	134,811		63,665	30	198,506
2017	211,456	(1)	220,438	34	431,928
2018	275,505		13,326	37	288,868
Thereafter	1,048,538		111,227	71,515	1,231,280
	$1,670,756		$618,475	$71,653	$2,360,884	(2)
_____________________

1)
Our $600.0 million revolving credit facility matures on April 21, 2017, subject to a one-year extension at our option. As of September 30, 2014, there was $11.0 million outstanding under this credit facility.

2)
The total debt maturities differs from the total reported on the consolidated balance sheet due to the unamortized net premium or discount on certain mortgage loans and senior notes as of September 30, 2014.

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
The interest rate swaps associated with our cash flow hedges are recorded at fair value on a recurring basis. We assess effectiveness of our cash flow hedges both at inception and on an ongoing basis. The effective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recorded in other comprehensive income/loss which is included in accumulated other comprehensive loss on our consolidated balance sheet and our consolidated statement of shareholders' equity. Our cash flow hedges become ineffective if critical terms of the hedging instrument and the debt instrument do not perfectly match such as notional amounts, settlement dates, reset dates, calculation period and LIBOR rate. In addition, we evaluate the default risk of the counterparty by monitoring the credit-worthiness of the counterparty which includes reviewing debt ratings and financial performance. However, management does not anticipate non-performance by the counterparty. If a cash flow hedge is deemed ineffective, the ineffective portion of changes in fair value of the interest rate swaps associated with our cash flow hedges is recognized in earnings in the period affected.
As of September 30, 2014, we are party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%. Both swaps were designated and qualified as cash flow hedges and were recorded at fair value. Hedge ineffectiveness has not impacted earnings as of September 30, 2014, and we do not anticipate it will have a significant effect in the future.

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

The reconciliation of net income to FFO available for common shareholders and FFO available for common shareholders excluding early extinguishment of debt is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income	$49,049	$63,366	$135,010	$138,005
Net income attributable to noncontrolling interests	(1,974)	(1,268)	(5,637)	(3,780)
Gain on sale of real estate	(4,401)	(23,861)	(4,401)	(28,855)
Depreciation and amortization of real estate assets	37,964	35,334	114,012	107,730
Amortization of initial direct costs of leases	3,193	2,680	8,971	8,087
Depreciation of joint venture real estate assets	352	374	1,202	1,121
Funds from operations	84,183	76,625	249,157	222,308
Dividends on preferred shares	(136)	(136)	(406)	(406)
Income attributable to operating partnership units	798	223	2,229	665
Income attributable to unvested shares	(378)	(344)	(1,128)	(1,001)
Funds from operations available for common shareholders	84,467	76,368	249,852	221,566
Early extinguishment of debt, net of allocation to unvested shares	—	—	—	3,383
Funds from operations available for common shareholders excluding early extinguishment of debt	$84,467	$76,368	$249,852	$224,949
Weighted average number of common shares, diluted (1)	68,649	65,933	68,179	65,568

Funds from operations available for common shareholders, per diluted share	$1.23	$1.16	$3.66	$3.38

Funds from operations available for common shareholders excluding early extinguishment of debt, per diluted share	$1.23	$1.16	$3.66	$3.43
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
We may enter into certain types of derivative financial instruments to further reduce interest rate risk. We use interest rate protection and swap agreements, for example, to convert some of our variable rate debt to a fixed-rate basis or to hedge anticipated financing transactions. We use derivatives for hedging purposes rather than speculation and do not enter into financial instruments for trading purposes. As of September 30, 2014, we were party to two interest rate swap agreements that effectively fixed the rate on the term loan at 2.62%.
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
Fixed Interest Rate Debt
The majority of our outstanding debt obligations (maturing at various times through 2031 or, with respect to capital lease obligations, through 2106) have fixed interest rates which limit the risk of fluctuating interest rates. However, interest rate fluctuations may affect the fair value of our fixed rate debt instruments. At September 30, 2014, we had $2.3 billion of fixed-rate debt outstanding, including our $275.0 million term loan as the rate is effectively fixed by two interest rate swap agreements; we also had $71.7 million of capital lease obligations. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2014 had been 1.0% higher, the fair value of those debt instruments on that date would have decreased by approximately $96.5 million. If market interest rates used to calculate the fair value on our fixed-rate debt instruments at September 30, 2014 had been 1.0% lower, the fair value of those debt instruments on that date would have increased by approximately $102.7 million.
Variable Interest Rate Debt
Generally, we believe that our primary interest rate risk is due to fluctuations in interest rates on our variable rate debt. At September 30, 2014, we had $20.4 million of variable rate debt outstanding which consisted of $9.4 million of municipal bonds and $11.0 million on our revolving credit facility. Based upon this amount of variable rate debt and the specific terms, if market interest rates increased 1.0%, our annual interest expense would increase by approximately $0.2 million, and our net income and cash flows for the year would decrease by approximately $0.2 million. Conversely, if market interest rates decreased 1.0%, our annual interest expense would decrease by $0.1 million with a corresponding increase in our net income and cash flows for the year.

ITEM 4.    CONTROLS AND PROCEDURES
Periodic Evaluation and Conclusion of Disclosure Controls and Procedures
An evaluation has been performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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

FEDERAL REALTY INVESTMENT TRUST

October 30, 2014	/s/ Donald C. Wood
Donald C. Wood,
President, Chief Executive Officer and Trustee
(Principal Executive Officer)

October 30, 2014	/s/ James M. Taylor, Jr.
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
10.27
Form of Restricted Share Award Agreement for front loaded awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.35 to the Trust's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 1-07533) (the "2012 Form 10-K") and incorporated herein by reference)

10.28
Form of Restricted Share Award Agreement for long-term vesting and retention awards made under the Trust’s Long-Term Incentive Award Program for shares issued out of the 2010 Plan (previously filed as Exhibit 10.36 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.29
Form of Performance Share Award Agreement for shares awarded out of the 2010 Plan (previously filed as Exhibit 10.37 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.30
Revised Form of Restricted Share Award Agreement for awards made under the Trust’s Long-Term Incentive Award Program and the Trust’s Annual Incentive Bonus Program and basic awards with annual vesting for shares issued out of the 2010 Plan (previously filed as Exhibit 10.38 to the Trust's 2012 Form 10-K (File No. 1-07533) and incorporated herein by reference)

10.31
First Amendment to Credit Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on April 26, 2013 and incorporated herein by reference)

10.32
First Amendment to Term Loan Agreement, dated as of April 22, 2013, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.40 to the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 1-07533) and incorporated herein by reference)

10.33
Second Amendment to Term Loan Agreement, dated as of August 28, 2014, by and among Federal Realty Investment Trust, each of the Lenders party thereto, and PNC Bank, National Association, as Administrative Agent (previously filed as Exhibit 10.1 to the Trust's Current Report on Form 8-K (File No. 1-07533), filed on September 2, 2014 and incorporated herein by reference)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)

32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

101
The following materials from Federal Realty Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Comprehensive Income, (3) the Consolidated Statement of Shareholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements that have been detail tagged.